Form 10-Q
period 1996-06-30
GATEWAY TAX CREDIT FUND III LTD
filed 1996-08-28
CIK 881716

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, DC  20549

                                         FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended                  June 30, 1996

Commission File Number              0-21762

                       Gateway Tax Credit Fund III Ltd.
      (Exact name of Registrant as specified in its charter)

            Florida                              59-3090386
(State or other jurisdiction of    ( I.R.S. Employer No.)
incorporation or organization)

     880 Carillon Parkway, St. Petersburg, Florida   33716
       (Address of principal executive offices)  (Zip Code)


Registrant's Telephone Number, Including Area Code:
(813)573-3800

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES     X                   NO

                                                         Number of Units
      Title of Each Class                                 June 30, 1996
Units of Limited Partnership
Interest:  $1,000 per unit                   33,799

                            DOCUMENTS INCORPORATED BY REFERENCE

                      Parts I and II, 1995 Form 10-K, filed with the
                    Securities and Exchange Commission on June 27, 1996
                    Parts III and IV - Form S-11 Registration Statement
                        and all amendments and supplements thereto
                                     File No. 33-44238

PART I - Financial Information
   Item 1.  Financial Statements

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                                      BALANCE SHEETS
                                                   JUNE 30,        MARCH 31,
                                                     1996            1996
                                                 -----------     -----------
SERIES 7                                         (Unaudited)       (Audited)
ASSETS
Current Assets:
   Cash and Cash Equivalents                     $  254,142      $  259,782
   Investments in Securities                         42,724          42,189
   Receivable from Project Partnerships                   0               0
                                                 -----------     ----------
     Total Current Assets                           296,866         301,971

   Investments in Securities                        443,708         436,329
   Investments in Project
          Partnerships, Net                       5,224,930       5,464,982
                                                 -----------     ----------
       Total Assets                              $5,965,504      $6,203,282
                                                 ===========     ==========

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Payable to General Partners                   $   48,352      $   53,005
   Payable to Project Partnerships                        0               0
                                                  ----------     ----------
     Total Current Liabilities                       48,352          53,005

Long-Term Liabilities:
   Payable to General Partners                      157,805         139,289

Partners' Equity:
   Limited Partners (10,395 units for
   Series 7, 9,980 for Series 8,
   6,254 for Series 9, 5,043 for
   Series 10 and 5,127 for Series 11
   at June 30, 1996 and March 31, 1996)           5,793,031       6,042,156
General Partners                                    (33,684)        (31,168)
                                                 -----------     ----------
     Total Partners' Equity                       5,759,347       6,010,988
                                                 -----------     ----------
       Total Liabilities and
          Partners Equity                        $5,965,504      $6,203,282
                                                 ===========     ==========
                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                                      BALANCE SHEETS
                                                    JUNE 30,       MARCH 31,
                                                      1996           1996
                                                 -----------      ----------
SERIES 8                                         (Unaudited)       (Audited)
ASSETS
Current Assets:
   Cash and Cash Equivalents                     $  320,389      $  295,021
   Investments in Securities                         37,876          37,407
   Receivable from Project Partnerships                   0          76,027
                                                 -----------     ----------
     Total Current Assets                           358,265         408,455

   Investments in Securities                        420,238         413,585
   Investments in Project
          Partnerships, Net                       5,490,702       5,658,160
                                                 -----------     ----------
       Total Assets                              $6,269,205      $6,480,200
                                                 ===========     ==========

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Payable to General Partners                   $   38,651      $   43,617
   Payable to Project Partnerships                        0               0
                                                 -----------     ----------
     Total Current Liabilities                       38,651          43,617

Long-Term Liabilities:
   Payable to General Partners                      175,662         155,249

Partners' Equity:
   Limited Partners (10,395 units for
   Series 7, 9,980 for Series 8,
   6,254 for Series 9, 5,043 for
   Series 10 and 5,127 for Series 11
   at June 30, 1996 and March 31, 1996)           6,081,968       6,306,146
   General Partners                                 (27,076)        (24,812)
                                                  ----------     ----------
     Total Partners' Equity                       6,054,892       6,281,334
                                                 -----------     ----------
       Total Liabilities and
          Partners Equity                        $6,269,205      $6,480,200
                                                 ===========     ==========
                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                                      BALANCE SHEETS
                                                    JUNE 30,       MARCH 31,
                                                      1996           1996
                                                 -----------      ----------
SERIES 9                                         (Unaudited)       (Audited)
ASSETS
Current Assets:
   Cash and Cash Equivalents                     $  112,210      $  112,252
   Investments in Securities                         26,278          25,978
   Receivable from Project Partnerships               8,545           8,545
                                                 -----------     ----------
     Total Current Assets                           147,033         146,775

   Investments in Securities                        284,675         280,586
   Investments in Project
          Partnerships, Net                       4,274,704       4,397,301
                                                 -----------     ----------
       Total Assets                              $4,706,412      $4,824,662
                                                 ===========     ==========

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Payable to General Partners                   $   22,083      $   25,016
   Payable to Project Partnerships                        0               0
                                                 -----------     ----------
     Total Current Liabilities                       22,083          25,016

Long-Term Liabilities:
   Payable to General Partners                       89,511          78,117

Partners' Equity:
   Limited Partners (10,395 units for
   Series 7, 9,980 for Series 8,
   6,254 for Series 9, 5,043 for
   Series 10 and 5,127 for Series 11
   at June 30, 1996 and March 31, 1996)           4,603,707       4,729,151
   General Partners                                  (8,889)         (7,622)
                                                 -----------     ----------
     Total Partners' Equity                       4,594,818       4,721,529
                                                 -----------     ----------
       Total Liabilities and
          Partners Equity                        $4,706,412      $4,824,662
                                                 ===========     ==========
                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                                      BALANCE SHEETS
                                                    JUNE 30,       MARCH 31,
                                                      1996           1996
                                                 -----------      ----------
SERIES 10                                        (Unaudited)       (Audited)
ASSETS
Current Assets:
   Cash and Cash Equivalents                     $  176,006      $  162,576
   Investments in Securities                         19,382          19,125
   Receivable from Project Partnerships                   0          13,059
                                                 -----------     ----------
     Total Current Assets                           195,388         194,760

   Investments in Securities                        224,236         220,599
   Investments in Project
          Partnerships, Net                       3,735,356       3,788,041
                                                 -----------     ----------
       Total Assets                              $4,154,980      $4,203,400
                                                 ===========     ==========

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Payable to General Partners                   $   26,390      $   28,549
   Payable to Project Partnerships                    7,713           7,713
                                                 -----------     ----------
     Total Current Liabilities                       34,103          36,262

Long-Term Liabilities:
   Payable to General Partners                       25,449          18,327

Partners' Equity:
   Limited Partners (10,395 units for
   Series 7, 9,980 for Series 8,
   6,254 for Series 9, 5,043 for
   Series 10 and 5,127 for Series 11
   at June 30, 1996 and March 31, 1996)           4,098,654       4,151,503
   General Partners                                  (3,226)         (2,592)
                                                 -----------     ----------
     Total Partners' Equity                       4,095,428       4,148,811
                                                 -----------     ----------
       Total Liabilities and
          Partners Equity                        $4,154,980      $4,203,400
                                                 ===========     ==========
                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                                      BALANCE SHEETS
                                                    JUNE 30,       MARCH 31,
                                                      1996           1996
                                                 -----------      ----------
SERIES 11                                        (Unaudited)       (Audited)
ASSETS
Current Assets:
   Cash and Cash Equivalents                     $  216,654      $  365,027
   Investments in Securities                         19,291          18,995
   Receivable from Project Partnerships                   0           8,250
                                                 -----------     ----------
     Total Current Assets                           235,945         392,272

   Investments in Securities                        234,334         230,179
   Investments in Project
          Partnerships, Net                       4,360,965       4,340,316
                                                 -----------     ----------
       Total Assets                              $4,831,244      $4,962,767
                                                 ===========     ==========


LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Payable to General Partners                   $   26,200      $   32,148
   Payable to Project Partnerships                  129,887         279,887
                                                 -----------     ----------
     Total Current Liabilities                      156,087         312,035

Long-Term Liabilities:
   Payable to General Partners                        9,403           3,707

Partners' Equity:
   Limited Partners (10,395 units for
   Series 7, 9,980 for Series 8,
   6,254 for Series 9, 5,043 for
   Series 10 and 5,127 for Series 11
   at June 30, 1996 and March 31, 1996)           4,665,088       4,646,546
   General Partners                                     666             479
                                                 -----------     ----------
     Total Partners' Equity                       4,665,754       4,647,025
                                                 -----------      ---------
       Total Liabilities and
          Partners Equity                        $4,831,244      $4,962,767
                                                 ===========      =========
                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                                      BALANCE SHEETS
                                                    JUNE 30,       MARCH 31,
                                                      1996           1996
                                                 -----------      ----------
TOTAL SERIES 7 - 11                              (Unaudited)       (Audited)
ASSETS
Current Assets:
   Cash and Cash Equivalents                     $1,079,401      $1,194,658
   Investments in Securities                        145,551         143,694
   Receivable from Project Partnerships               8,545         105,881
                                                 -----------     ----------
     Total Current Assets                         1,233,497       1,444,233

   Investments in Securities                      1,607,191       1,581,278
   Investments in Project
          Partnerships, Net                      23,086,657      23,648,800
                                                 -----------     ----------
       Total Assets                             $25,927,345     $26,674,311
                                                 ===========     ==========

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Payable to General Partners                   $  161,676      $  182,335
   Payable to Project Partnerships                  137,600         287,600
                                                 -----------     ----------
     Total Current Liabilities                      299,276         469,935

Long-Term Liabilities:
   Payable to General Partners                      457,860         394,689
Partners' Equity:
   Limited Partners (10,395 units for
   Series 7, 9,980 for Series 8,
   6,254 for Series 9, 5,043 for
   Series 10 and 5,127 for Series 11
   at June 30, 1996 and March 31, 1996)          25,242,488      25,875,502
   General Partners                                 (72,209)        (65,815)
                                                 -----------    -----------
     Total Partners' Equity                      25,170,239      25,809,687
                                                 -----------     ----------
       Total Liabilities and
          Partners Equity                       $25,927,345     $26,674,311
                                                 ===========     ==========
                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                                 STATEMENTS OF OPERATIONS
                                        (Unaudited)

                    FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995:


                                                     1996            1995
SERIES 7                                         -----------      ----------
Revenues:
   Interest Income                               $   10,881      $   17,606
                                                 -----------      ----------
Expenses:
   Asset Management Fee-
     General Partner                                 19,500          19,000
   General and Administrative-
     General Partner                                  2,950           3,861
   General and Administrative-
     Other                                            3,702           4,209
   Amortization                                       5,460           5,647
                                                 -----------      ----------
     Total Expenses                                  31,612          32,717

Loss Before Equity in Losses of
 Project Partnerships                               (20,731)        (15,111)
Equity in Losses of Project
 Partnerships                                      (230,910)       (278,001)
                                                 -----------      ----------
Net Loss                                         $ (251,641)     $ (293,112)
                                                 ===========      ==========
Allocation of Net Loss:
   Limited Partners                              $ (249,125)     $ (290,181)
   General Partners                                  (2,516)         (2,931)
                                                 -----------      ----------
                                                 $ (251,641)     $ (293,112)
                                                 ===========      ==========
Net Loss Per Limited
 Partnership Unit                               $    (23.97)    $    (27.92)

Number of Limited
 Partnership Units Outstanding                       10,395          10,395


                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                                 STATEMENTS OF OPERATIONS
                                        (Unaudited)

                    FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995:


                                                      1996            1995
SERIES 8                                         -----------      ----------
Revenues:
   Interest Income                                $   11,328     $   10,943
                                                 -----------     ----------
Expenses:
   Asset Management Fee-
     General Partner                                 21,500          21,500
   General and Administrative-
     General Partner                                  3,253           4,382
   General and Administrative-
     Other                                            3,927           4,196
   Amortization                                       2,315           2,449
                                                 -----------      ----------
     Total Expenses                                  30,995          32,527
                                                 -----------      ----------
Loss Before Equity in Losses of
 Project Partnerships                               (19,667)        (21,584)
Equity in Losses of Project
 Partnerships                                      (206,775)       (128,039)
                                                 -----------      ----------
Net Loss                                          $(226,442)     $ (149,623)
                                                 ===========      ==========
Allocation of Net Loss:
   Limited Partners                               $(224,178)     $ (148,127)
   General Partners                                  (2,264)         (1,496)
                                                 -----------      ----------
                                                  $(226,442)     $ (149,623)
                                                 ===========      ==========
Net Loss Per Limited
 Partnership Unit                               $    (22.46)    $    (14.84)

Number of Limited
 Partnership Units Outstanding                        9,980           9,980


                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                                 STATEMENTS OF OPERATIONS
                                        (Unaudited)

                    FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995:


                                                      1996            1995
SERIES 9                                         -----------      ----------
Revenues:
   Interest Income                               $    5,669      $    9,342
                                                 -----------      ----------
Expenses:
   Asset Management Fee-
     General Partner                                 12,000          12,000
   General and Administrative-
     General Partner                                  1,816           2,446
   General and Administrative-
     Other                                            2,128           2,510
   Amortization                                       1,779           1,566
                                                 -----------      ----------
     Total Expenses                                  17,723          18,522
                                                 -----------      ----------
Loss Before Equity in Losses of
 Project Partnerships                               (12,054)         (9,180)
Equity in Losses of Project
 Partnerships                                      (114,657)        (15,452)
                                                 -----------      ----------
Net Loss                                         $ (126,711)      $ (24,632)
                                                 ===========      ==========
Allocation of Net Loss:
   Limited Partners                              $ (125,444)      $ (24,386)
   General Partners                                  (1,267)           (246)
                                                 -----------      ----------
                                                 $ (126,711)      $ (24,632)
                                                 ===========      ==========
Net Loss Per Limited
 Partnership Unit                               $    (20.06)     $    (3.90)

Number of Limited
 Partnership Units Outstanding                        6,254           6,254


                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                                 STATEMENTS OF OPERATIONS
                                        (Unaudited)

                    FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995:


                                                      1996            1995
SERIES 10                                        -----------      ----------
Revenues:
   Interest Income                               $    7,008       $   7,583
                                                 -----------      ----------
Expenses:
   Asset Management Fee-
     General Partner                                  7,500           7,500
   General and Administrative-
     General Partner                                  1,134           1,526
   General and Administrative-
     Other                                            1,455           1,809
   Amortization                                       1,460           1,395
                                                 -----------      ----------
     Total Expenses                                  11,549          12,230
                                                 -----------      ----------
Loss Before Equity in Losses of
 Project Partnerships                                (4,541)         (4,647)
Equity in Losses of Project
 Partnerships                                       (48,842)         14,944
                                                 -----------      ----------
Net Loss                                          $ (53,383)       $ 10,297
                                                 ===========      ==========
Allocation of Net Loss:
   Limited Partners                               $ (52,849)       $ 10,194
   General Partners                                    (534)            103
                                                 -----------      ----------
                                                  $ (53,383)       $ 10,297
                                                 ===========      ==========
Net Loss Per Limited
 Partnership Unit                               $    (10.48)    $      2.02

Number of Limited
 Partnership Units Outstanding                        5,043           5,043


                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                                 STATEMENTS OF OPERATIONS
                                        (Unaudited)

                    FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995:


                                                      1996            1995
SERIES 11                                        -----------      ----------
Revenues:
   Interest Income                               $    8,604      $   24,805
                                                 -----------      ----------
Expenses:
   Asset Management Fee-
     General Partner                                  6,000           4,500
   General and Administrative-
     General Partner                                    905             706
   General and Administrative-
     Other                                            1,268           1,323
   Amortization                                       1,862             654
                                                 -----------      ----------
     Total Expenses                                  10,035           7,183
                                                 -----------      ----------
Loss Before Equity in Losses of
 Project Partnerships                                (1,431)         17,622
Equity in Losses of Project
 Partnerships                                        20,160          14,359
                                                 -----------      ----------
Net Loss                                           $ 18,729        $ 31,981
                                                 ===========      ==========
Allocation of Net Loss:
   Limited Partners                                $ 18,542        $ 31,661
   General Partners                                     187             320
                                                 -----------      ----------
                                                   $ 18,729        $ 31,981
                                                 ===========      ==========
Net Loss Per Limited
 Partnership Unit                                  $   3.62        $   6.18

Number of Limited
 Partnership Units Outstanding                        5,127           5,127


                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                                 STATEMENTS OF OPERATIONS
                                        (Unaudited)

                    FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995:


                                                     1996            1995
TOTAL SERIES 7 - 11                              -----------      ----------
Revenues:
   Interest Income                               $   43,490      $   70,279
                                                 -----------      ----------
Expenses:
   Asset Management Fee-
     General Partner                                 66,500          64,500
   General and Administrative-
     General Partner                                 10,058          12,921
   General and Administrative-
     Other                                           12,480          14,047
   Amortization                                      12,876          11,711
                                                 -----------      ----------
     Total Expenses                                 101,914         103,179
                                                 -----------      ----------
Loss Before Equity in Losses of
 Project Partnerships                               (58,424)        (32,900)
Equity in Losses of Project
 Partnerships                                      (581,024)       (392,189)
                                                 -----------      ----------
Net Loss                                         $ (639,448)     $ (425,089)
                                                 ===========      ==========
Allocation of Net Loss:
   Limited Partners                              $ (633,054)     $ (420,839)
   General Partners                                  (6,394)         (4,250)
                                                 -----------      ----------
                                                 $ (639,448)     $ (425,089)
                                                 ===========      ==========






                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                              STATEMENTS OF PARTNERS' EQUITY
                                        (Unaudited)

                    FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995:

                                                    General
                                 Limited           Partners'            Total
                                 Partners'           Equity           Partners'
                                  Equity          (Deficit)            Equity
SERIES 7                       -----------       -----------        -----------

Balance at
 March 31, 1995               $ 7,046,659         $ (21,021)       $ 7,025,638

Net Loss                         (290,181)           (2,931)          (293,112)
                               -----------        ----------        -----------
Balance at
 June 30, 1995                $ 6,756,478         $ (23,952)       $ 6,732,526
                               ===========        ==========        ===========

Balance at
 March 31, 1996               $ 6,042,156         $ (31,168)       $ 6,010,988

Net Loss                         (249,125)           (2,516)          (251,641)
                               -----------        ----------        -----------
Balance at
 June 30, 1996                $ 5,793,031         $ (33,684)       $ 5,759,347
                               ===========        ==========        ===========




                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                              STATEMENTS OF PARTNERS' EQUITY
                                        (Unaudited)

                    FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995:

                                                    General
                                 Limited           Partners'            Total
                                 Partners'           Equity           Partners'
                                  Equity          (Deficit)            Equity
SERIES 8                       -----------       -----------        -----------

Balance at
 March 31, 1995               $ 7,495,677         $ (12,797)       $ 7,482,880

Net Loss                         (148,127)           (1,496)          (149,623)
                               -----------        ----------        -----------
Balance at
 June 30, 1995                $ 7,347,550         $ (14,293)       $ 7,333,257
                               ===========        ==========        ===========

Balance at
 March 31, 1996               $ 6,306,146         $ (24,812)       $ 6,281,334

Net Loss                         (224,178)           (2,264)          (226,442)
                               -----------        ----------        -----------
Balance at
 June 30, 1996                $ 6,081,968         $ (27,076)       $ 6,054,892
                               ===========        ==========        ===========




                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                              STATEMENTS OF PARTNERS' EQUITY
                                        (Unaudited)

                    FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995:

                                                    General
                                 Limited           Partners'            Total
                                 Partners'           Equity           Partners'
                                  Equity          (Deficit)            Equity
SERIES 9                       -----------       -----------        -----------

Balance at
 March 31, 1995               $ 5,228,817          $ (2,575)       $ 5,226,242

Net Loss                          (24,386)             (246)           (24,632)
                               -----------        ----------        -----------
Balance at
 June 30, 1995                $ 5,204,431          $ (2,821)       $ 5,201,610
                               ===========        ==========        ===========

Balance at
 March 31, 1996               $ 4,729,151          $ (7,622)       $ 4,721,529

Net Loss                         (125,444)           (1,267)          (126,711)
                               -----------        ----------        -----------
Balance at
 June 30, 1996                $ 4,603,707          $ (8,889)       $ 4,594,818
                               ===========        ==========        ===========




                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                              STATEMENTS OF PARTNERS' EQUITY
                                        (Unaudited)

                    FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995:

                                                    General
                                 Limited           Partners'            Total
                                 Partners'           Equity           Partners'
                                  Equity          (Deficit)            Equity
SERIES 10                      -----------       -----------        -----------

Balance at
 March 31, 1995               $ 4,338,647          $   (802)       $ 4,337,845

Net Loss                           10,194               103             10,297
                               -----------        ----------        -----------
Balance at
 June 30, 1995                $ 4,348,841          $   (699)       $ 4,348,142
                               ===========        ==========        ===========

Balance at
 March 31, 1996               $ 4,151,503          $ (2,692)       $ 4,148,811

Net Loss                          (52,849)             (534)           (53,383)
                               -----------        ----------        -----------
Balance at
 June 30, 1996                $ 4,098,654          $ (3,226)       $ 4,095,428
                               ===========        ==========        ===========




                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                              STATEMENTS OF PARTNERS' EQUITY
                                        (Unaudited)

                    FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995:

                                                    General
                                 Limited           Partners'            Total
                                 Partners'           Equity           Partners'
                                  Equity          (Deficit)            Equity
SERIES 11                      -----------       -----------        -----------

Balance at
 March 31, 1995               $ 4,800,616         $   1,564        $ 4,802,180

Net Loss                           31,661               320             31,981
                               -----------        ----------        -----------
Balance at
 June 30, 1995                $ 4,832,277         $   1,884        $ 4,834,161
                               ===========        ==========        ===========

Balance at
 March 31, 1996               $ 4,646,546         $     479        $ 4,647,025

Net Loss                           18,542               187             18,729
                               -----------        ----------        -----------
Balance at
 June 30, 1996                $ 4,665,088         $     666        $ 4,665,754
                               ===========        ==========        ===========




                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                              STATEMENTS OF PARTNERS' EQUITY
                                        (Unaudited)

                    FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995:

                                                    General
                                 Limited           Partners'            Total
                                 Partners'           Equity           Partners'
                                  Equity          (Deficit)            Equity
TOTAL SERIES 7 - 11            -----------       -----------        -----------

Balance at
 March 31, 1995               $28,910,416        $  (35,631)       $28,874,785

Net Loss                         (420,839)           (4,250)          (425,089)
                               -----------        ----------        -----------
Balance at
 June 30, 1995                $28,489,577        $  (39,881)       $28,449,696
                               ===========        ==========        ===========
Balance at
 March 31, 1996               $25,875,502        $  (65,815)       $25,809,687

Net Loss                         (633,054)           (6,394)          (639,448)
                               -----------        ----------        -----------
Balance at
 June 30, 1996                $25,242,448        $  (72 209)       $25,170,239
                               ===========        ==========        ===========




                      See accompanying notes to financial statements.

                                 GATEWAY TAX CREDIT FUND III LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                        FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995:


                                                           1996          1995
SERIES 7                                              -----------     ---------
Cash Flows from Operating Activities:
   Net Income (Loss)                                  $ (251,641)   $ (293,112)
   Adjustments to Reconcile Net Income
    (Loss) to Net Cash Provided by (Used in)
    Operating Activities:
     Amortization                                          5,460         5,647
     Accreted Interest Income
      on Investments in Securities                        (7,914)       (7,850)
     Equity in Losses of
      Project Partnerships                               230,910       278,001
     Interest Income from
      Changes in Operating Assets
      and Liabilities:
       Increase in Payable to
         General Partners                                 13,863        14,502
                                                      -----------     ---------
         Net Cash Provided by (Used in)
         Operating Activities                             (9,322)       (2,812)
                                                       ----------     ---------
Cash Flows from Investing Activities:
   Investments in Project Partnerships                    (3,332)       28,818
   (Increase) Decrease in Receivable
     from Project Partnerships                                 0             0
   Acquisition Fees and Expenses                            (272)         (991)
   Distributions Received from
     Project Partnerships                                  7,286         2,347
   Increase (Decrease) in Payable -
     General Partners - Acquisition Fees                       0             0
     Project Partnerships                                      0             0
                                                      -----------     ---------
         Net Cash Provided by (Used in)
         Investing Activities                              3,682        30,174
                                                      -----------     ---------
Increase (Decrease) in Cash and
 Cash Equivalents                                         (5,640)       27,362
Cash and Cash Equivalents at
 Beginning of Year                                       259,782       656,686
                                                      -----------     ---------
Cash and Cash Equivalents at
 End of Year                                         $   254,142    $  684,048
                                                      ===========     =========

                          See accompanying notes to financial statements.

                                 GATEWAY TAX CREDIT FUND III LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                        FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995:


                                                           1996          1995
SERIES 8                                              -----------     ---------
Cash Flows from Operating Activities:
   Net Income (Loss)                                  $ (226,442)   $ (149,623)
   Adjustments to Reconcile Net Income
    (Loss) to Net Cash Provided by (Used in)
    Operating Activities:
     Amortization                                          2,315         2,449
     Accreted Interest Income
      on Investments in Securities                        (7,121)       (7,080)
     Equity in Losses of
      Project Partnerships                               206,775       128,039
     Interest Income from
      Changes in Operating Assets
      and Liabilities:
       Increase in Payable to
         General Partners                                 15,447        16,657
                                                      -----------     ---------
         Net Cash Provided by (Used in)
         Operating Activities                             (9,026)       (9,558)
                                                       ----------     ---------
Cash Flows from Investing Activities:
   Investments in Project Partnerships                   (54,070)       20,897
   (Increase) Decrease in Receivable
     from Project Partnerships                            76,027             0
   Acquisition Fees and Expenses                               0             0
   Distributions Received from
     Project Partnerships                                 12,437             0
   Increase (Decrease) in Payable -
     General Partners - Acquisition Fees                       0             0
     Project Partnerships                                      0       (99,393)
                                                      -----------     ---------
         Net Cash Provided by (Used in)
         Investing Activities                             34,394       (78,496)
                                                      -----------     ---------
Increase (Decrease) in Cash and
 Cash Equivalents                                         25,368       (88,054)
Cash and Cash Equivalents at
 Beginning of Year                                       295,021       343,908
                                                      -----------     ---------
Cash and Cash Equivalents at
 End of Year                                         $   320,389    $  255,854
                                                      ===========     =========

                          See accompanying notes to financial statements.

                                 GATEWAY TAX CREDIT FUND III LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                        FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995:


                                                           1996          1995
SERIES 9                                               ----------     ---------
Cash Flows from Operating Activities:
   Net Income (Loss)                                  $ (126,711)   $  (24,632)
   Adjustments to Reconcile Net Income
    (Loss) to Net Cash Provided by (Used in)
    Operating Activities:
     Amortization                                          1,779         1,566
     Accreted Interest Income
      on Investments in Securities                        (4,389)       (4,398)
     Equity in Losses of
      Project Partnerships                               114,657        15,452
     Interest Income from
      Changes in Operating Assets
      and Liabilities:
       Increase in Payable to
         General Partners                                  8,461         9,185
                                                      -----------     ---------
         Net Cash Provided by (Used in)
         Operating Activities                             (6,203)       (2,827)
                                                       ----------     ---------
Cash Flows from Investing Activities:
   Investments in Project Partnerships                         0             0
   (Increase) Decrease in Receivable
     from Project Partnerships                                 0        14,382
   Acquisition Fees and Expenses                               0        (5,124)
   Distributions Received from
     Project Partnerships                                  6,161         1,200
   Increase (Decrease) in Payable -
     General Partners - Acquisition Fees                       0         5,124
     Project Partnerships                                      0       (99,658)
                                                      -----------     ---------
         Net Cash Provided by (Used in)
         Investing Activities                              6,161       (84,076)
                                                      -----------     ---------
Increase (Decrease) in Cash and
 Cash Equivalents                                            (42)      (86,903)
Cash and Cash Equivalents at
 Beginning of Year                                       112,252       386,116
                                                      -----------     ---------
Cash and Cash Equivalents at
 End of Year                                         $   112,210    $  299,213
                                                      ===========     =========

                          See accompanying notes to financial statements.

                                 GATEWAY TAX CREDIT FUND III LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                        FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995:


                                                           1996          1995
SERIES 10                                              ----------     ---------
Cash Flows from Operating Activities:
   Net Income (Loss)                                  $  (53,383)    $  10,297
   Adjustments to Reconcile Net Income
    (Loss) to Net Cash Provided by (Used in)
    Operating Activities:
     Amortization                                          1,460         1,395
     Accreted Interest Income
      on Investments in Securities                        (3,894)       (3,862)
     Equity in Losses of
      Project Partnerships                                48,842       (14,944)
     Interest Income from
      Changes in Operating Assets
      and Liabilities:
       Increase in Payable to
         General Partners                                  4,963         3,900
                                                      -----------     ---------
         Net Cash Provided by (Used in)
         Operating Activities                             (2,012)       (3,214)
                                                       ----------     ---------
Cash Flows from Investing Activities:
   Investments in Project Partnerships                         0        (8,198)
   (Increase) Decrease in Receivable
     from Project Partnerships                            13,059       (20,094)
   Acquisition Fees and Expenses                               0          (160)
   Distributions Received from
     Project Partnerships                                  2,383             0
   Increase (Decrease) in Payable -
     General Partners - Acquisition Fees                       0             0
     Project Partnerships                                      0       (56,095)
                                                      -----------     ---------
         Net Cash Provided by (Used in)
         Investing Activities                             15,442       (84,547)
                                                      -----------     ---------
Increase (Decrease) in Cash and
 Cash Equivalents                                         13,430       (87,761)
Cash and Cash Equivalents at
 Beginning of Year                                       162,576       318,131
                                                      -----------     ---------
Cash and Cash Equivalents at
 End of Year                                         $   176,006    $  230,370
                                                      ===========     =========
                          See accompanying notes to financial statements.
                                 GATEWAY TAX CREDIT FUND III LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                        FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995:


                                                           1996          1995
SERIES 11                                              ----------     ---------
Cash Flows from Operating Activities:
   Net Income (Loss)                                  $   18,729    $   31,981
   Adjustments to Reconcile Net Income
    (Loss) to Net Cash Provided by (Used in)
    Operating Activities:
     Amortization                                          1,862           654
     Accreted Interest Income
      on Investments in Securities                        (4,452)       (4,392)
     Equity in Losses of
      Project Partnerships                               (20,160)      (14,359)
     Interest Income from
      Changes in Operating Assets
      and Liabilities:
       Increase in Payable to
         General Partners                                   (251)      (55,489)
                                                      -----------     ---------
         Net Cash Provided by (Used in)
         Operating Activities                             (4,272)      (41,605)
                                                       ----------     ---------
Cash Flows from Investing Activities:
   Investments in Project Partnerships                    (2,173)      (60,273)
   (Increase) Decrease in Receivable
     from Project Partnerships                             8,250             0
   Acquisition Fees and Expenses                            (178)      (20,571)
   Distributions Received from
     Project Partnerships                                      0             0
   Increase (Decrease) in Payable -
     General Partners - Acquisition Fees                       0         3,684
     Project Partnerships                               (150,000)       30,361
                                                      -----------     ---------
         Net Cash Provided by (Used in)
         Investing Activities                           (144,101)      (47,249)
                                                      -----------     ---------
Increase (Decrease) in Cash and
 Cash Equivalents                                       (148,373)      (88,854)
Cash and Cash Equivalents at
 Beginning of Year                                       365,027     1,598,884
                                                      -----------     ---------
Cash and Cash Equivalents at
 End of Year                                         $   216,654    $1,510,030
                                                      ===========     =========
                          See accompanying notes to financial statements.
                                 GATEWAY TAX CREDIT FUND III LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                        FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995:


                                                           1996          1995
TOTAL SERIES 7 - 11                                    ----------     ---------
Cash Flows from Operating Activities:
   Net Income (Loss)                                  $ (639,448)   $ (425,089)
   Adjustments to Reconcile Net Income
    (Loss) to Net Cash Provided by (Used in)
    Operating Activities:
     Amortization                                         12,876        11,711
     Accreted Interest Income
      on Investments in Securities                       (27,770)      (27,582)
     Equity in Losses of
      Project Partnerships                               581,024       392,189
     Interest Income from
      Changes in Operating Assets
      and Liabilities:
       Increase in Payable to
         General Partners                                 42,483       (11,245)
                                                      -----------     ---------
         Net Cash Provided by (Used in)
         Operating Activities                            (30,835)      (60,016)
                                                       ----------     ---------
Cash Flows from Investing Activities:
   Investments in Project Partnerships                   (59,575)      (19,206)
   (Increase) Decrease in Receivable
     from Project Partnerships                            97,336        (5,712)
   Acquisition Fees and Expenses                            (450)      (26,846)
   Distributions Received from
     Project Partnerships                                 28,267         3,547
   Increase (Decrease) in Payable -
     General Partners - Acquisition Fees                       0         8,808
     Project Partnerships                               (150,000)     (224,785)
                                                      -----------     ---------
         Net Cash Provided by (Used in)
         Investing Activities                            (84,422)     (264,194)
                                                      -----------     ---------
Increase (Decrease) in Cash and
 Cash Equivalents                                       (115,257)     (324,210)
Cash and Cash Equivalents at
 Beginning of Year                                     1,194,658     3,303,725
                                                      -----------     ---------
Cash and Cash Equivalents at
 End of Year                                         $ 1,079,401    $2,979,515
                                                      ===========     =========
                          See accompanying notes to financial statements.
                                 GATEWAY TAX CREDIT FUND III LTD.
                                  (A Florida Limited Partnership)

                                   NOTES TO FINANCIAL STATEMENTS
                                            (Unaudited)
                                           June 30, 1996

NOTE 1 - ORGANIZATION:

   Gateway Tax Credit Fund III Ltd. ("Gateway"), a Florida Limited Partnership, was formed October 17, 1991 under the laws of Florida. Gateway offered its limited partnership interests in Series. The first Series for Gateway is Series 7. Operations commenced on July 16, 1992 for Series 7, January 4, 1993 for Series 8, September 30, 1993 for Series 9, January 21, 1994 for Series 10 and April 29, 1994 for Series 11. Each Series invests, as a limited partner, in other limited partnerships ("Project Partnerships"), each of which owns and operates apartment complexes eligible for Low-Income Housing Tax Credits ("Tax Credits"), provided for in Section 42 of the Internal Revenue Code of 1986. Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the Limited Partnership Agreement. Gateway received capital contributions of $1,000 from the General Partners and $36,799,000 from the investor Limited Partners.

   Raymond James Partners, Inc. and RJ Credit Partners, Inc., wholly-owned subsidiaries of Raymond James Financial, Inc., are the General Partner and Managing General Partner, respectively. The Managing General Partner manages and controls the business of Gateway.

   Gateway received capital contributions of $10,395,000, $9,980,000, $6,254,000, $5,043,000 and $5,127,000 from the investor
Limited Partners in Series 7, 8, 9, 10 and 11, respectively. Each Series is treated as though it were a separate partnership, investing in a separate and distinct pool of Project Partnerships. Income or loss and all tax items from the Project Partnerships acquired by each Series are specifically allocated among the limited partners of such Series.

   Operating profits and losses, cash distributions from operations and Tax Credits from each Series are allocated 99% to the Limited Partners in that Series and 1% to the General Partners. Profit or loss and cash distributions from sales of property by each Series are allocated as formulated in the Limited Partnership Agreement.


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

Basis of Accounting

   Gateway utilizes an accrual basis of accounting whereby revenues are recognized as earned and expenses are recognized as obligations are incurred.

   Gateway accounts for its investments as the limited partner in Project Partnerships ("Investments in Project Partnerships") using the equity method of accounting and reports the equity in losses of the Project Partnerships on a 3-month lag in the Statement of Operations. Under the equity method, the Investments in Project Partnerships initially include:

   1)  Gateway's capital contribution,
   2) Acquisition fees paid to the General Partner for services rendered in selecting properties for acquisition, and
   3) Acquisition expenses including legal fees, travel and other miscellaneous costs relating to acquiring properties.

Quarterly the Investments in Project Partnerships are increased or decreased as follows:

   1) Increased for equity in income or decreased for equity in losses of the Project Partnerships,
   2)  Decreased for cash distributions received from the Project
   Partnerships,
   3) Decreased for the amortization of the acquisition fees and expenses,
   4) In certain Project Partnerships, where Gateway's investment was greater than Gateway's pro-rata share of the book value of the underlying assets, decreased for the amortization of the difference; and
   5) In certain Project Partnerships, where Gateway's investment was less than Gateway's pro-rata share of the book value of the underlying assets, increased for the accretion of the difference.

   Amortization and accretion is calculated on a straight line basis over 35 years, as this is the average estimated useful life of the underlying assets. The net amortization and accretion is shown as amortization expense on the Statements of Operations.

   Pursuant to the limited partnership agreements for the Project Partnerships, cash losses generated by the Project Partnerships are allocated to the general partners of those partnerships. In subsequent years, cash profits, if any, are first allocated to the general partners to the extent of the allocation of prior years' cash losses.

   Since Gateway invests as a limited partner, and therefore is not obligated to fund losses or make additional capital contributions, it does not recognize losses from individual Project Partnerships to the extent that these losses would reduce the investment in those Project Partnerships below zero. The suspended losses will be used to offset future income from the individual Project Partnerships.

Cash and Cash Equivalents

     It is Gateway's policy to include short-term investments with an original maturity of three months or less in Cash and Cash
Equivalents. Short-term investments are comprised of money market mutual funds.

Concentrations of Credit Risk

     Financial instruments which potentially subject Gateway to concentrations of credit risk consist of cash investments in a money market mutual fund that is a wholly-owned subsidiary of Raymond James Financial, Inc.

Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates that affect certain reported amounts and disclosures. These estimates are based on management's knowledge and experience. Accordingly, actual results could differ from these estimates.

Investment in Securities

     Effective April 1, 1994, Gateway adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FAS 115"). Under FAS 115, Gateway is required to categorize its debt securities as held-to-maturity, available-for-sale or trading securities, dependent upon Gateway's intent in holding the securities. Gateway's intent is to hold all of its debt securities (U. S. Treasury Security Strips) until maturity and to use these reserves to fund Gateway's ongoing operations. Interest income is recognized ratably on the U.S. Treasury Strips using the effective yield to maturity.

Receivable from Project Partnerships

     Receivable from Project Partnerships represents amounts due from the Project Partnerships due to a change in the amount Gateway agreed to pay the Project Partnerships and is secured with cash in restricted escrow accounts.

Offering and Commission Costs

     Offering and commission costs are charged against Limited
Partners' Equity upon admission of Limited Partners.

Income Taxes

     No provision for income taxes has been made in these financial statements, as income taxes are a liability of the partners rather than of Gateway.

Fair Value of Financial Instruments

     The fair value of investment securities is discussed in Note 3. The fair value of current assets and current liabilities is assumed to be equal to their reported carrying amounts due to their short term nature. It is not practicable to estimate the fair value of the long term payable to the general partner because it is attributable to a related party transaction for which there would be no fair market equivalent.

Basis of Preparation

     The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-K for the year ended March 31, 1996. In the opinion of management these financial statements include adjustments, consisting only of normal recurring adjustments, necessary to fairly summarize the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.


NOTE 3 - INVESTMENT IN SECURITIES:

  The June 30, 1996 Balance Sheet includes Investment in Securities consisting of U.S. Treasury Security Strips which represents their cost, plus accreted interest income of $106,214 for Series 7, $85,048 for Series 8, $42,528 for Series 9, $33,734 for Series 10 and $34,905 for Series 11.

                               Estimated        Cost Plus      Gross Unrealized
                                 Market          Accreted           Gains and
                                  Value    Accreted Interest           (Losses)
                               ----------- -----------------    ---------------
Series 7                         $ 495,165          $486,432          $  8,733
Series 8                           456,444           458,114            (1,670)
Series 9                           297,464           310,953           (13,489)
Series 10                          243,903           243,618               285
Series 11                          263,752           253,625            10,127

   As of June 30, 1996 the cost and accreted interest of debt securities by contractual maturities is as follows:

                                  Series 7          Series 8           Series 9
                                ----------        ----------         ----------
Due within 1 year                $  42,724         $  37,876          $  26,278
After 1 year
 through 5 years                   171,100           157,170            101,748
After 5 years
 through 10 years                  199,329           190,144            118,083
After 10 years                      73,279            72,924             64,844
                                ----------        ----------         ----------
  Total Amount Carried on
    Balance Sheet                $ 486,432         $ 458,114          $ 310,953
                                ==========        ==========         ==========

                                 Series 10         Series 11              Total
                                ----------        ----------         ----------
Due within 1 year                $  19,382         $  19,291         $  145,551
After 1 year
 through 5 years                    78,773            76,195            584,986
After 5 years
 through 10 years                   84,912            92,185            684,653
After 10 years                      60,551            65,954            337,552
                                ----------        ----------         ----------
  Total Amount Carried on
    Balance Sheet                $ 243,618         $ 253,625         $1,752,742
                                ==========        ==========         ==========

NOTE 4 - RELATED PARTY TRANSACTIONS:

  The Payable to General Partners primarily represents the asset management fees owed to the General Partners at the end of the period. It is unsecured, due on demand and, in accordance with the limited partnership agreement, non-interest bearing. Within the next twelve months, the Managing General Partner does not intend to demand payment on the portion of Asset Management fees payable classified as long-term on the balance sheet.

  The Payable to Project Partnerships represents unpaid capital contributions to the Project Partnerships and will be paid after certain performance criteria are met. Such contributions are in turn payable to the general partners of the Project Partnerships.

  For the periods ended June 30, 1996 and 1995 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

  Acquisition Fees - Acquisition fees are paid for services rendered by the Managing General Partner in selecting properties for acquisition and providing other services in connection with the acquisition of interests in Project Partnerships. The acquisition fees paid or payable to the General Partners will not exceed the amount that is equal to 8% of the gross proceeds. For Series 11 the fees will not exceed an amount that is equal to 5% of the gross proceeds. The fees paid are included in Investments in Project Partnerships on the Balance Sheet.

                                           June 30,         June 30,
                                             1996             1995
                                          -----------    -----------
  Series 7                               $         0     $         0
  Series 8                                         0               0
  Series 9                                         0           5,124
  Series 10                                        0           1,496
  Series 11                                        0           6,983
                                           ----------     ----------

  Total                                   $        0      $   13,603
                                           ==========     ==========

  Acquisition Expenses - Affiliates of the General Partners are reimbursed for acquisition expenses incurred on behalf of Gateway. These expenses are included in Investments in Project Partnerships on the Balance Sheet.

                                           June 30,         June 30,
                                             1996             1995
                                           ----------     ----------
  Series 7                                 $     272      $     991
  Series 8                                         0              0
  Series 9                                         0              0
  Series 10                                        0         (1 336)
  Series 11                                      178         13,588
                                           ----------    ----------

  Total                                    $     450       $ 13,243
                                           ==========     ==========

  Asset Management Fee - The Managing General Partner is entitled to receive an annual asset management fee equal to the greater of
(i) $2,000 for each limited partnership in which Gateway invests, or (ii) 0.275% of Gateway's gross proceeds from the sale of limited partnership interests. In either event (i) or (ii), the maximum amount may not exceed 0.2% of the aggregate cost (Gateway's capital contribution plus Gateway's share of the Properties' mortgage) of Gateway's interest in properties owned by the Project Partnerships. The asset management fee will be paid only after all other expenses of Gateway have been paid. These fees are included in the Statement of Operations.

                                           June 30,         June 30,
                                             1996             1995
                                           ----------     ----------

  Series 7                                 $   19,500    $    19,000
  Series 8                                     21,500         21,500
  Series 9                                     12,000         12,000
  Series 10                                     7,500          7,500
  Series 11                                     6,000          4,500
                                           ----------     ----------

  Total                                     $  66,500     $   64,500
                                           ==========     ==========

  General and Administrative Expenses -  The Managing General
Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statement of Operations.

                                           June 30,         June 30,
                                             1996             1995
                                           ----------     ----------

  Series 7                                 $    2,950     $    3,861
  Series 8                                      3,253          4,382
  Series 9                                      1,816          2,446
  Series 10                                     1,134          1,526
  Series 11                                       905            706
                                           ----------     ----------

  Total                                    $   10,058     $   12,921
                                           ==========     ==========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

  As of June 30, 1996, the Partnership had acquired an interest in 39 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes. The
Partnership, as the Investor Limited Partner pursuant to the Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.
  The following is a summary of Investments in Project Partnerships as of:

                                             JUNE 30,      MARCH 31,
                                               1996          1996
SERIES 7                                   ----------     ----------

Capital Contributions to Project
Partnerships (purchase price paid
for limited partner interests in
Project Partnerships)                   $  7,732,089   $  7,728,757

Accumulated amortization of excess
of purchase price of Project
Partnerships over book value
of underlying assets (1)                         848            644

Cumulative equity in losses of
Project Partnerships                      (3,167,661)    (2,936,751)

Cumulative distributions received
from Project Partnerships                    (47,312)       (40,026)

Excess of investment cost over the
underlying assets acquired:
  Acquisition fees and expenses              793,335        793,063
  Accumulated amortization of
  acquisition fees and expenses              (86,369)       (80,705)
                                           ----------     ----------

Investments in
 Project Partnerships                     $5,224,930     $5,464,982
                                           ==========     ==========

(1) Includes amounts representing accumulated accretion or (amortization of the difference between the book value of the underlying assets of the Project Partnerships over or under the purchase price. At June 30, 1996 and March 31, 1996 these excess costs were $28,498.

  As of June 30, 1996, the Partnership had acquired an interest in 43 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes. The
Partnership, as the Investor Limited Partner pursuant to the Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.
  The following is a summary of Investments in Project Partnerships as of:


                                             JUNE 30,      MARCH 31,
                                               1996          1996
SERIES 8                                   ----------     ----------

Capital Contributions to Project
Partnerships (purchase price paid
for limited partner interests in
Project Partnerships)                   $  7,640,628   $  7,586,558

Accumulated amortization of excess
of purchase price of Project
Partnerships over book value
of underlying assets (1)                       1,784          1,607

Cumulative equity in losses of
Project Partnerships                      (2,615,576)    (2,408,801)

Cumulative distributions received
from Project Partnerships                    (40,373)       (27,936)

Excess of investment cost over the
underlying assets acquired:
  Acquisition fees and expenses              549,773        549,773
  Accumulated amortization of
  acquisition fees and expenses              (45,534)       (43,041)
                                           ----------     ----------

Investments in
 Project Partnerships                     $5,490,702     $5,658,160
                                           ==========     ==========

(1) Includes amounts representing accumulated accretion or (amortization of the difference between the book value of the underlying assets of the Project Partnerships over or under the purchase price. At June 30, 1996 and March 31, 1996 these excess costs were $24,830.

  As of June 30, 1996, the Partnership had acquired an interest in 24 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes. The
Partnership, as the Investor Limited Partner pursuant to the Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.
  The following is a summary of Investments in Project Partnerships as of:

                                             JUNE 30,      MARCH 31,
                                               1996          1996
SERIES 9                                   ----------     ----------

Capital Contributions to Project
Partnerships (purchase price paid
for limited partner interests in
Project Partnerships)                   $  4,932,192   $  4,932,192

Accumulated amortization of excess
of purchase price of Project
Partnerships over book value
of underlying assets (1)                         835            871

Cumulative equity in losses of
Project Partnerships                        (860,080)      (745,423)

Cumulative distributions received
from Project Partnerships                    (24,570)       (18,409)

Excess of investment cost over the
underlying assets acquired:
  Acquisition fees and expenses              244,087        244,087
  Accumulated amortization of
  acquisition fees and expenses              (17,760)       (16,017)
                                           ----------     ----------
Investments in
 Project Partnerships                     $4,274,704     $4,397,301
                                           ==========     ==========

(1) Includes amounts representing accumulated accretion or (amortization of the difference between the book value of the underlying assets of the Project Partnerships over or under the purchase price. At June 30, 1996 and March 31, 1996 these excess costs were ($5,076).

  As of June 30, 1996, the Partnership had acquired an interest in 15 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes. The
Partnership, as the Investor Limited Partner pursuant to the Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.
  The following is a summary of Investments in Project Partnerships as of:

                                             JUNE 30,      MARCH 31,
                                               1996          1996
SERIES 10                                  ----------     ----------

Capital Contributions to Project
Partnerships (purchase price paid
for limited partner interests in
Project Partnerships)                   $  3,914,673   $  3,914,673

Accumulated amortization of excess
of purchase price of Project
Partnerships over book value
of underlying assets (1)                        (336)          (282)

Cumulative equity in losses of
Project Partnerships                        (338,770)      (289,928)

Cumulative distributions received
from Project Partnerships                    (23,395)       (21,012)

Excess of investment cost over the
underlying assets acquired:
  Acquisition fees and expenses              196,738        196,738
  Accumulated amortization of
  acquisition fees and expenses              (13,554)       (12,148)
                                           ----------     ----------

Investments in
 Project Partnerships                     $3,735,356     $3,788,041
                                           ==========     ==========

(1) Includes amounts representing accumulated accretion or (amortization of the difference between the book value of the underlying assets of the Project Partnerships over or under the purchase price. At June 30, 1996 and March 31, 1996 these excess costs were ($9,822).

  As of June 30, 1996, the Partnership had acquired an interest in 12 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes. The
Partnership, as the Investor Limited Partner pursuant to the Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.
  The following is a summary of Investments in Project Partnerships as of:

                                             JUNE 30,      MARCH 31,
                                               1996          1996
SERIES 11                                  ----------     ----------

Capital Contributions to Project
Partnerships (purchase price paid
for limited partner interests in
Project Partnerships)                   $  4,205,640   $  4,203,467

Accumulated amortization of excess
of purchase price of Project
Partnerships over book value
of underlying assets (1)                         968            758

Cumulative equity in losses of
Project Partnerships                        (124,034)      (144,194)

Cumulative distributions received
from Project Partnerships                          0              0

Excess of investment cost over the
underlying assets acquired:
  Acquisition fees and expenses              290,335        290,157
  Accumulated amortization of
  acquisition fees and expenses              (11,944)        (9,872)
                                           ----------     ----------

Investments in
 Project Partnerships                     $4,360,965     $4,340,316
                                           ==========     ==========

(1) Includes amounts representing accumulated accretion or (amortization of the difference between the book value of the underlying assets of the Project Partnerships over or under the purchase price. At June 30, 1996 and March 31, 1996 these excess costs were $29,433.

  The following is a summary of Investments in Project
Partnerships:


                                             JUNE 30,      MARCH 31,
                                               1996          1996
TOTAL SERIES 7 - 11                        ----------     ----------

Capital Contributions to Project
Partnerships (purchase price paid
for limited partner interests in
Project Partnerships)                   $ 28,425,222   $ 28,365,647

Accumulated amortization of excess
of purchase price of Project
Partnerships over book value
of underlying assets                           4,099          3,598

Cumulative equity in losses of
Project Partnerships                      (7,106,121)    (6,525,097)

Cumulative distributions received
from Project Partnerships                   (135,650)      (107,383)

Excess of investment cost over the
underlying assets acquired:
  Acquisition fees and expenses            2,074,268      2,073,818
  Accumulated amortization of
  acquisition fees and expenses             (175,161)      (161,783)
                                           ----------     ----------

Investments in
 Project Partnerships                    $23,086,657    $23,648,800
                                           ==========     ==========

  In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31 of each year:

                                               1996           1995
SERIES 7                                  -----------     ----------
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                       $   2,324,412   $  1,798,945
  Investment properties, net              40,536,523     41,266,477
  Other assets                               117,448        115,014
                                          -----------     ----------
    Total assets                       $  42,978,383   $ 43,180,436
                                          ===========     ==========
Liabilities and Partners' Equity
  Current liabilities                  $   1,216,485   $  1,297,241
  Long-term debt                          37,220,359     36,981,562
                                          -----------     ----------
    Total liabilities                     38,436,844     38,278,803

Partners' Equity
  Limited Partner                          4,485,903      4,970,593
  General Partners                            55,636        (68,960)
                                          -----------     ----------
                                           4,541,539      4,901,633
     Total liabilities and
    partners' equity                   $  42,978,383   $ 43,180,436
                                          ===========     ==========
SUMMARIZED STATEMENTS OF OPERATIONS:
Rental and other income                $   1,052,555   $    986,014
Expenses:
  Operating expenses                         557,569        557,727
  Interest expense                           322,836        296,945
  Depreciation and amortization              405,392        412,151
                                          -----------     ----------
    Total expenses                         1,285,797      1,266,823

      Net loss                          $   (233,242)   $  (280,809)
                                          ===========     ==========
  Other partners' share
    of net loss                         $     (2,332)   $    (2,808)

  Partnership's share of net loss       $   (230,910)   $  (278,001)
                                          -----------     ----------
  Equity in Loss of
      Project Partnerships               $  (233,242)   $  (280,809)
                                          ===========     ==========

  In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31 of each year:


                                               1996           1995
SERIES 8                                  -----------     ----------
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                       $   1,777,410   $  2,205,887
  Investment properties, net              43,584,462     42,562,794
  Other assets                                95,264         76,595
                                          -----------     ----------
    Total assets                       $  45,457,136   $ 44,845,276
                                          ===========     ==========
Liabilities and Partners' Equity
  Current liabilities                  $   1,419,615   $  1,803,961
  Long-term debt                          39,109,114     36,731,442
                                          -----------     ----------
    Total liabilities                     40,528,729     38,535,403

Partners' Equity
  Limited Partner                          4,960,886      6,259,731
  General Partners                           (32,479)        50,142
                                          -----------     ----------
                                           4,928,407      6,309,873
     Total liabilities and
    partners' equity                   $  45,457,136   $ 44,845,276
                                          ===========     ==========
SUMMARIZED STATEMENTS OF OPERATIONS:
Rental and other income                $     948,232   $    827,841
Expenses:
  Operating expenses                         551,691        454,226
  Interest expense                           217,371        179,495
  Depreciation and amortization              388,034        323,452
                                          -----------     ----------
    Total expenses                         1,157,096        957,173

      Net loss                          $   (208,864)   $  (129,332)
                                          ===========     ==========
  Other partners' share
    of net loss                         $     (2,089)   $    (1,293)

  Partnership's share of net loss       $   (206,775)  $   (128,039)
                                          -----------     ----------
  Equity in Loss of
      Project Partnerships              $   (208,864)  $   (129,332)
                                          ===========     ==========

  In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31 of each year:


                                               1996           1995
SERIES 9                                  -----------     ----------
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                       $   1,053,666   $  1,967,507
  Investment properties, net              24,180,155     23,991,220
  Other assets                                13,179         26,069
                                          -----------     ----------
    Total assets                       $  25,247,000   $ 25,984,796
                                          ===========     ==========
Liabilities and Partners' Equity
  Current liabilities                  $     485,281   $  1,277,586
  Long-term debt                          20,708,124     20,015,416
                                          -----------     ----------
    Total liabilities                     21,193,405     21,293,002

Partners' Equity
  Limited Partner                          4,042,577      4,644,203
  General Partners                            11,018         47,591
                                          -----------    ----------
                                           4,053,595      4,691,794
     Total liabilities and
    partners' equity                   $  25,247,000   $ 25,984,796
                                          ===========     ==========
SUMMARIZED STATEMENTS OF OPERATIONS:
Rental and other income                $     530,314   $    390,138
Expenses:
  Operating expenses                         275,178        211,077
  Interest expense                           150,916         87,457
  Depreciation and amortization              220,035        107,212
                                          -----------     ----------
    Total expenses                           646,129        405,746

      Net loss                         $    (115,815)   $   (15,608)
                                          ===========     ==========
  Other partners' share
    of net loss                        $      (1,158)   $      (156)

  Partnership's share of net loss      $    (114,657)   $   (15,452)
                                          -----------     ----------
  Equity in Loss of
      Project Partnerships             $    (115,815)   $   (15,608)
                                          ===========     ==========

  In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31 of each year:


                                               1996           1995
SERIES 10                                 -----------     ----------
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                       $   1,022,681   $  1,350,284
  Investment properties, net              16,563,334     16,780,978
  Other assets                                26,677         21,153
                                         ------------     ----------
    Total assets                       $  17,612,692   $ 18,152,415
                                          ===========     ==========
Liabilities and Partners' Equity
  Current liabilities                  $     407,719   $    857,854
  Long-term debt                          13,605,647     13,439,999
                                          -----------     ----------
    Total liabilities                     14,013,366     14,297,853

Partners' Equity
  Limited Partner                          3,559,231      3,797,958
  General Partners                            40,095         56,604
                                          -----------     ----------
                                           3,599,326      3,854,562
     Total liabilities and
    partners' equity                   $  17,612,692   $ 18,152,415
                                          ===========     ==========
SUMMARIZED STATEMENTS OF OPERATIONS:
Rental and other income                $     348,206   $    302,675
Expenses:
  Operating expenses                         201,959        154,665
  Interest expense                            69,485         60,955
  Depreciation and amortization              126,097         71,960
                                          -----------     ----------
    Total expenses                           397,541        287,580

      Net loss                          $    (49,335)  $     15,095
                                          ===========     ==========
  Other partners' share
    of net loss                         $       (493)  $        151

  Partnership's share of net loss       $    (48,842)  $     14,944
                                          -----------    -----------
  Equity in Loss of
      Project Partnerships              $    (49,335)  $     15,095
                                          ===========     ==========

  In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31 of each year:


                                               1996           1995
SERIES 11                                 -----------     ----------
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                       $   1,844,884   $  3,019,148
  Investment properties, net              14,647,464      9,274,801
  Other assets                               133,439          8,327
                                          -----------     ----------
    Total assets                       $  16,625,787   $ 12,302,276
                                          ===========     ==========
Liabilities and Partners' Equity
  Current liabilities                  $   1,312,762   $  1,889,092
  Long-term debt                          11,071,935      6,865,180
                                          -----------     ----------
    Total liabilities                     12,384,697      8,754 272

Partners' Equity
  Limited Partner                          3,902,588      3,417,582
  General Partners                           338,502        130,422
                                          -----------     ----------
                                           4,241,090      3,548,004
     Total liabilities and
    partners' equity                   $  16,625,787   $ 12,302,276
                                          ===========     ==========
SUMMARIZED STATEMENTS OF OPERATIONS:
Rental and other income                $     332,519   $    106,100
Expenses:
  Operating expenses                         167,232         55,692
  Interest expense                            88,675         23,914
  Depreciation and amortization               56,248         11,990
                                          -----------     ----------
    Total expenses                           312,155         91,596

      Net loss                          $     20,364    $    14,504
                                          ===========     ==========
  Other partners' share
    of net loss                         $        204    $       145

  Partnership's share of net loss       $     20,160    $    14,359
                                          -----------     ----------
  Equity in Loss of
      Project Partnerships              $     20,364    $    14,504
                                          ===========     ==========

  In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Project Partnerships as of March 31 of each year:


                                               1996           1995
TOTAL SERIES 7 - 11                       -----------     ----------
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                       $   8,023,053   $ 10,341,771
  Investment properties, net             139,511,938    133,876,270
  Other assets                               386,007        247,158
                                          -----------     ----------
    Total assets                       $ 147,920,998   $144,465,199
                                          ===========     ==========
Liabilities and Partners' Equity
  Current liabilities                  $   4,841,862   $  7,125,734
  Long-term debt                         121,715,179    114,033,599
                                          -----------     ----------
    Total liabilities                    126,557,041    121,159,333

Partners' Equity
  Limited Partner                         20,951,185     23,090,067
  General Partners                           412,772        215,799
                                          -----------    -----------
                                          21,363,957     23,305,866
     Total liabilities and
    partners' equity                   $ 147,920,998   $144,465,199
                                          ===========     ==========
SUMMARIZED STATEMENTS OF OPERATIONS:
Rental and other income                $   3,211,826   $  2,612,768
Expenses:
  Operating expenses                       1,753,629      1,433,387
  Interest expense                           849,283        648,766
  Depreciation and amortization            1,195,806        926,765
                                          -----------     ----------
    Total expenses                         3,798,718      3,008,918

      Net loss                          $   (586,892)  $   (396,150)
                                          ===========     ==========
  Other partners' share
    of net loss                         $     (5,868)  $     (3,961)

  Partnership's share of net loss       $   (581,024)  $   (392,189)
                                          -----------    ----------
  Equity in Loss of
      Project Partnerships              $   (586,892)  $   (396,150)
                                          ===========     ==========

                                 GATEWAY TAX CREDIT FUND III LTD.
                                  (A Florida Limited Partnership)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                           June 30, 1996


Results of Operations, Liquidity and Capital Resources

     The proceeds from Limited Partner investors' capital contributions available for investment are used to acquire interests in Project Partnerships. Project Partnership acquisitions and the status of project operations are shown on the following table:


                                        As of June 30, 1995
          Under                    Recently            Fully
          Construction            Completed        Operating             Totals

Series 7      -                     -                 38                   38
Series 8      5                     2                 36                   43
Series 9      3                     -                 21                   24
Series 10     1                     4                 10                   15
Series 11     8                     -                  2                   10


                                        As of June 30, 1996

          Under                    Recently            Fully
          Construction            Completed        Operating             Totals

Series 7      -                     1                 38                   39
Series 8      -                     1                 42                   43
Series 9      -                     1                 23                   24
Series 10     -                     -                 15                   15
Series 11     2                     3                  7                   12


     The capital resources of each Series are used to pay General and Administrative operating costs including personnel, supplies, data processing, travel and legal and accounting associated with the administration and monitoring of Gateway and the Project Partnerships. The capital resources are also used to pay the Asset Management Fee due the Managing General Partner, but only to the extent that Gateway's remaining resources are sufficient to fund Gateway's ongoing needs.

     The sources of funds to pay the operating costs of each Series are short-term investments and interest earned thereon, the maturity of U.S. Treasury Security Strips ("Zero Coupon
Treasuries") which were purchased with funds set aside for this purpose, and cash distributed to the Series from the operations of the Project Partnerships.

     Series 7 - Gateway closed this series on October 16, 1992 after receiving $10,395,000 from 635 Limited Partner investors. Equity in losses of Project Partnerships decreased from $278,001 for the three months ended June 30,1995 to $230,910 for the three months ended June 30, 1996. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects that this Series, as well as the Series described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

     At June 30, 1996, the Series had $254,142 of short-term investments (Cash and Cash Equivalents). It also had $486,432 in Zero Coupon Treasuries. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

     As disclosed on the statement of cash flows, the Series had a net loss of $251,641 for the three months ending June 30, 1996. However, after adjusting for Equity in Losses of Project Partnerships of $230,910 and the changes in operating assets and liabilities, net cash used in operating activities was $9,322. Cash provided by investing activities totaled $3,682 primarily consisting of cash distributions from the Project Partnerships of $7,286. There were no unusual events or trends to describe.

     Expenses for the three months ended June 30, 1996 were
comparable to the three months ended June 30, 1995.   Interest
income decreased for the three months ended June 30, 1996 as compared to June 30, 1995 due to lower interest rates and a decrease in the average balance of cash available for investment. There were no unusual variations in the operating results between these two periods.

     Series 8 - Gateway closed this Series on June 28, 1993 after receiving $9,980,000 from 664 Limited Partner investors. Equity in losses of Project Partnerships increased from $128,039 for the three months ended June 30, 1995 to $206,775 for the three months ended June 30, 1996. This increase was due to the addition of one property in the Series.

     At June 30, 1996, the Series had $320,389 of short-term investments (Cash and Cash Equivalents). It also had $458,114 in Zero Coupon Treasuries. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

     As disclosed on the statement of cash flows, the Series had a net loss of $226,442 for the three months ended June 30, 1996. However, after adjusting for Equity in Losses of Project Partnerships of $206,775 and the changes in operating assets and liabilities, net cash used in operating activities was $9,026. Cash provided by investing activities totaled $34,394 and was primarily due to the reduction of a receivable from the Project Partnerships and cash distributions from the Project Partnerships of $12,437.

     Expenses for the three ended June 30, 1996 were comparable to
the three months ended June 30, 1995.   Interest income was also
comparable for the three months ended June 30, 1996 as compared to June 30, 1995. There were no unusual variations in the operating results between these two periods.

     Series 9 - Gateway closed this Series on December 31, 1993 after receiving $6,254,000 from 406 Limited Partner investors. Equity in losses of Project Partnerships increased from $15,452 for the three ended June 30, 1995 to $114,657 for the three months ended June 30, 1996. This increase was due to 3 properties moving from the construction and rent-up phases to fully operating in 1996.

     At June 30, 1996, the Series had $112,210 of short-term investments (Cash and Cash Equivalents). It also had $310,953 in Zero Coupon Treasuries. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

     As disclosed on the statement of cash flows, the Series had net loss of $126,711 for the three months ending June 30, 1996. After adjusting for Equity in Losses of Project Partnerships of $114,657 and the changes in operating assets and liabilities, net cash used in operating activities was $6,203. Cash provided by investing activities totaled $6,161 received in cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

     Expenses for the three months ended June 30, 1996 were
comparable to the three months ended June 30, 1995.   Interest
income decreased for the three months ended June 30, 1996 as compared to June 30, 1995 due to lower interest rates and a decrease in the average balance of cash available for investment. There were no unusual variations in the operating results between these two periods.

     Series 10 - Gateway closed this Series on January 21, 1994 after receiving $5,043,000 from 325 Limited Partner investors. Equity in Losses of Project Partnerships decreased from $14,944 of income for the three months ended June 30, 1995 to $48,842 in losses for the three months ended June 30, 1996 as 5 properties moved from the construction and rent-up phases to fully operating in 1996.

     At June 30, 1996, the Series had $176,006 of short-term investments (Cash and Cash Equivalents). It also had $243,618 in Zero Coupon Treasuries. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

     As disclosed on the statement of cash flows, the Series had a net loss of $53,383 for the three months ending June 30, 1996. After adjusting for Equity in Losses of Project Partnerships of $48,842 and the changes in operating assets and liabilities, net cash used in operating activities was $2,012. Cash provided by investing activities totaled $15,442 and was due to a reduction of receivables from Project Partnerships of $13,059 and cash distributions from Project Partnerships of $2,383. There were no unusual events or trends to describe.

     Expenses for the three months ended June 30, 1996 were comparable to the three months ended June 30, 1995. Interest income was also comparable for the three months ended June 30, 1996 as compared to June 30, 1995. There were no unusual variations in the operating results between these two periods.

     Series 11 - Gateway closed this Series on April 29, 1994 after receiving $5,127,000 from 330 Limited investors. Equity in Income of Project Partnerships increased from $14,359 for the three months ended June 30, 1995 as compared to $20,160 for the three months ended June 30, 1996 as two properties which are under construction were added to the Series.

     At June 30, 1996, the Series had $216,654 of short-term investments (Cash and Cash Equivalents). It also had $253,625 in Zero Coupon Treasuries. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

     As disclosed on the statement of cash flows, the Series had net income of $18,729 for the three months ending June 30, 1996. After adjusting for Equity in Income of Project Partnerships of $20,160 and the changes in operating assets and liabilities, net cash used in operating activities was $4,272. Cash used in investing activities totaled $144,101 and was used for the purchase of Investments in Project Partnerships. There were no unusual events or trends to describe.

     Expenses for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995 increase as the number of properties increased from 10 to 12 for this period. Interest income decreased for the three months ended June 30, 1996 as compared to June 30, 1995 due to lower interest rates and a decrease in the average balance of cash available for investment.

                                    PART II.  OTHER INFORMATION

ITEM 6 - EXHIBIT AND REPORTS ON FORM 8-K

   a.  Exhibits - NONE

   b.  Reports filed on Form 8-K - NONE

                                            SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                          GATEWAY TAX CREDIT FUND III LTD.
                                          (A Florida Limited Partnership)
                                          By:  RJ Credit Partners, Inc.
                                          Managing General Partner




Date:  August 15, 1996                    By:/s/ Ronald M. Diner
                                          Ronald M. Diner
                                          President



Date:  August 15, 1996                    By:/s/ Sandra L. Furey
                                          Sandra L. Furey
                                          Secretary and Treasurer