Form 10-Q
period 1996-09-30
GATEWAY TAX CREDIT FUND III LTD
filed 1996-11-12
CIK 881716

UNITED STATES
                                SECURITIES AND EXCHANGE COMMISSION
                                       WASHINGTON, DC  20549

                                             FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
EXCHANGE ACT OF 1934

For The Quarterly Period Ended                  September 30, 1996

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

                                YES     X                   NO

                                                           Number of Units
      Title of Each Class                                 September 30, 1996
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

                                 GATEWAY TAX CREDIT FUND III LTD.
                                  (A Florida Limited Partnership)

                                          BALANCE SHEETS
                                              SEPTEMBER 30,        MARCH 31,
                                                   1996              1996
                                                 -----------     -----------
SERIES 7                                         (Unaudited)       (Audited)
ASSETS
Current Assets:
   Cash and Cash Equivalents                     $  224,270      $  259,782
   Investments in Securities                         43,272          42,189
   Receivable from Project Partnerships                   0               0
                                                 -----------     ----------
     Total Current Assets                           267,542         301,971

   Investments in Securities                        451,295         436,329
   Investments in Project
          Partnerships, Net                       5,011,821       5,464,982
                                                 -----------     ----------
       Total Assets                              $5,730,658      $6,203,282
                                                 ===========     ==========

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Payable to General Partners                   $   50,822      $   53,005
   Payable to Project Partnerships                        0               0
                                                  ----------     ----------
     Total Current Liabilities                       50,822          53,005

Long-Term Liabilities:
   Payable to General Partners                      143,028         139,289

Partners' Equity:
   Limited Partners (10,395 units for
   Series 7, 9,980 for Series 8,
   6,254 for Series 9, 5,043 for
   Series 10 and 5,127 for Series 11
   at September 30, 1996 and
   March 31, 1996)                                5,572,718       6,042,156
General Partners                                    (35,910)        (31,168)
                                                 -----------     ----------
     Total Partners' Equity                       5,536,808       6,010,988
                                                 -----------     ----------
       Total Liabilities and
          Partners Equity                        $5,730,658      $6,203,282
                                                 ===========     ==========
                          See accompanying notes to financial statements.

                                 GATEWAY TAX CREDIT FUND III LTD.
                                  (A Florida Limited Partnership)

                                          BALANCE SHEETS
                                               SEPTEMBER 30,       MARCH 31,
                                                    1996             1996
                                                 -----------      ----------
SERIES 8                                         (Unaudited)       (Audited)
ASSETS
Current Assets:
   Cash and Cash Equivalents                     $  351,373      $  295,021
   Investments in Securities                         38,354          37,407
   Receivable from Project Partnerships                 453          76,027
                                                 -----------     ----------
     Total Current Assets                           390,180         408,455

   Investments in Securities                        427,075         413,585
   Investments in Project
          Partnerships, Net                       5,216,011       5,658,160
                                                 -----------     ----------
       Total Assets                              $6,033,266      $6,480,200
                                                 ===========     ==========

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Payable to General Partners                   $   41,328      $   43,617
   Payable to Project Partnerships                        0               0
                                                 -----------     ----------
     Total Current Liabilities                       41,328          43,617

Long-Term Liabilities:
   Payable to General Partners                      173,753         155,249

Partners' Equity:
   Limited Partners (10,395 units for
   Series 7, 9,980 for Series 8,
   6,254 for Series 9, 5,043 for
   Series 10 and 5,127 for Series 11
   at September 30, 1996 and
   March 31, 1996)                                5,847,628       6,306,146
   General Partners                                 (29,443)        (24,812)
                                                  ----------     ----------
     Total Partners' Equity                       5,818,185       6,281,334
                                                 -----------     ----------
       Total Liabilities and
          Partners Equity                        $6,033,266      $6,480,200
                                                 ===========     ==========
                          See accompanying notes to financial statements.

                                 GATEWAY TAX CREDIT FUND III LTD.
                                  (A Florida Limited Partnership)

                                          BALANCE SHEETS
                                               SEPTEMBER 30,       MARCH 31,
                                                    1996             1996
                                                 -----------      ----------
SERIES 9                                         (Unaudited)       (Audited)
ASSETS
Current Assets:
   Cash and Cash Equivalents                     $  101,021      $  112,252
   Investments in Securities                         26,585          25,978
   Receivable from Project Partnerships               8,545           8,545
                                                 -----------     ----------
     Total Current Assets                           136,151         146,775

   Investments in Securities                        288,870         280,586
   Investments in Project
          Partnerships, Net                       4,162,238       4,397,301
                                                 -----------     ----------
       Total Assets                              $4,587,259      $4,824,662
                                                 ===========     ==========

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Payable to General Partners                   $   23,621      $   25,016
   Payable to Project Partnerships                        0               0
                                                 -----------     ----------
     Total Current Liabilities                       23,621          25,016

Long-Term Liabilities:
   Payable to General Partners                       94,725          78,117

Partners' Equity:
   Limited Partners (10,395 units for
   Series 7, 9,980 for Series 8,
   6,254 for Series 9, 5,043 for
   Series 10 and 5,127 for Series 11
   at September 30, 1996 and
   March 31, 1996)                                4,479,061       4,729,151
   General Partners                                 (10,148)         (7,622)
                                                 -----------     ----------
     Total Partners' Equity                       4,468,913       4,721,529
                                                 -----------     ----------
       Total Liabilities and
          Partners Equity                        $4,587,259      $4,824,662
                                                 ===========     ==========
                          See accompanying notes to financial statements.

                                 GATEWAY TAX CREDIT FUND III LTD.
                                  (A Florida Limited Partnership)

                                          BALANCE SHEETS
                                               SEPTEMBER 30,       MARCH 31,
                                                    1996             1996
                                                 -----------      ----------
SERIES 10                                        (Unaudited)       (Audited)
ASSETS
Current Assets:
   Cash and Cash Equivalents                     $  164,535      $  162,576
   Investments in Securities                         19,646          19,125
   Receivable from Project Partnerships                   0          13,059
                                                 -----------     ----------
     Total Current Assets                           184,181         194,760

   Investments in Securities                        227,973         220,599
   Investments in Project
          Partnerships, Net                       3,677,467       3,788,041
                                                 -----------     ----------
       Total Assets                              $4,089,621      $4,203,400
                                                 ===========     ==========

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Payable to General Partners                   $   27,444      $   28,549
   Payable to Project Partnerships                    7,712           7,713
                                                 -----------     ----------
     Total Current Liabilities                       35,156          36,262

Long-Term Liabilities:
   Payable to General Partners                       22,457          18,327

Partners' Equity:
   Limited Partners (10,395 units for
   Series 7, 9,980 for Series 8,
   6,254 for Series 9, 5,043 for
   Series 10 and 5,127 for Series 11
   at September 30, 1996 and
   March 31, 1996)                                4,035,868       4,151,503
   General Partners                                  (3,860)         (2,692)
                                                 -----------     ----------
     Total Partners' Equity                       4,032,008       4,148,811
                                                 -----------     ----------
       Total Liabilities and
          Partners Equity                        $4,089,621      $4,203,400
                                                 ===========     ==========
                          See accompanying notes to financial statements.

                                 GATEWAY TAX CREDIT FUND III LTD.
                                  (A Florida Limited Partnership)

                                          BALANCE SHEETS
                                               SEPTEMBER 30,       MARCH 31,
                                                    1996             1996
                                                 -----------      ----------
SERIES 11                                        (Unaudited)       (Audited)
ASSETS
Current Assets:
   Cash and Cash Equivalents                     $  104,332      $  365,027
   Investments in Securities                         19,595          18,995
   Receivable from Project Partnerships                   0           8,250
                                                 -----------     ----------
     Total Current Assets                           123,927         392,272

   Investments in Securities                        238,611         230,179
   Investments in Project
          Partnerships, Net                       4,345,576       4,340,316
                                                 -----------     ----------
       Total Assets                              $4,708,114      $4,962,767
                                                 ===========     ==========


LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Payable to General Partners                   $   23,143      $   32,148
   Payable to Project Partnerships                        0         279,887
                                                 -----------     ----------
     Total Current Liabilities                       23,143         312,035

Long-Term Liabilities:
   Payable to General Partners                            0           3,707

Partners' Equity:
   Limited Partners (10,395 units for
   Series 7, 9,980 for Series 8,
   6,254 for Series 9, 5,043 for
   Series 10 and 5,127 for Series 11
   at September 30, 1996 and
   March 31, 1996)                                4,684,113       4,646,546
   General Partners                                     858             479
                                                 -----------     ----------
     Total Partners' Equity                       4,684,971       4,647,025
                                                 -----------      ---------
       Total Liabilities and
          Partners Equity                        $4,708,114      $4,962,767
                                                 ===========      =========
                          See accompanying notes to financial statements.

                                 GATEWAY TAX CREDIT FUND III LTD.
                                  (A Florida Limited Partnership)

                                          BALANCE SHEETS
                                               SEPTEMBER 30,       MARCH 31,
                                                    1996             1996
                                                 -----------      ----------
TOTAL SERIES 7 - 11                              (Unaudited)       (Audited)
ASSETS
Current Assets:
   Cash and Cash Equivalents                    $   945,531     $ 1,194,658
   Investments in Securities                        147,452         143,694
   Receivable from Project Partnerships               8,998         105,881
                                                ------------    -----------
     Total Current Assets                         1,101,981       1,444,233

   Investments in Securities                      1,633,824       1,581,278
   Investments in Project
          Partnerships, Net                      22,413,113      23,648,800
                                                ------------    -----------
       Total Assets                             $25,148,918     $26,674,311
                                                ============    ===========

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Payable to General Partners                  $   170,348     $   182,335
   Payable to Project Partnerships                    7,712         287,600
                                                ------------    -----------
     Total Current Liabilities                      178,060         469,935

Long-Term Liabilities:
   Payable to General Partners                      429,973         394,689
Partners' Equity:
   Limited Partners (10,395 units for
   Series 7, 9,980 for Series 8,
   6,254 for Series 9, 5,043 for
   Series 10 and 5,127 for Series 11
   at September 30, 1996 and
   March 31, 1996)                               24,619,388      25,875,502
   General Partners                                 (78,503)        (65,815)
                                                ------------    -----------
     Total Partners' Equity                      24,540,885      25,809,687
                                                ------------    -----------
       Total Liabilities and
          Partners Equity                       $25,148,918     $26,674,311
                                                ============    ===========
                          See accompanying notes to financial statements.

                                 GATEWAY TAX CREDIT FUND III LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENTS OF OPERATIONS
                                            (Unaudited)

                      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995:


                                                     1996            1995
SERIES 7                                         -----------      ----------
Revenues:
   Interest Income                               $   11,059      $   15,281
                                                 -----------     -----------
Expenses:
   Asset Management Fee-
     General Partner                                 19,500          19,500
   General and Administrative-
     General Partner                                  2,970           1,699
   General and Administrative-
     Other                                            8,614           9,226
   Amortization                                       5,486           5,379
                                                 -----------     -----------
     Total Expenses                                  36,570          35,804

Loss Before Equity in Losses of
 Project Partnerships                               (25,511)        (20,523)
Equity in Income (Losses) of Project
 Partnerships                                      (197,028)       (238,034)
                                                 -----------     -----------
Net Loss                                         $ (222,539)     $ (258,557)
                                                 ===========     ===========
Allocation of Net Loss:
   Limited Partners                              $ (220,314)     $ (255,971)
   General Partners                                  (2,225)         (2,586)
                                                 -----------     -----------
                                                 $ (222,539)     $ (258,557)
                                                 ===========     ===========
Net Loss Per Limited
 Partnership Unit                                $   (21.19)     $   (24.62)

Number of Limited
 Partnership Units Outstanding                       10,395          10,395


                          See accompanying notes to financial statements.

                                 GATEWAY TAX CREDIT FUND III LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENTS OF OPERATIONS
                                            (Unaudited)

                      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995:


                                                      1996            1995
SERIES 8                                         -----------      ----------
Revenues:
   Interest Income                               $    14,448     $   14,399
                                                 -----------     ----------
Expenses:
   Asset Management Fee-
     General Partner                                 21,500          21,500
   General and Administrative-
     General Partner                                  3,275           1,923
   General and Administrative-
     Other                                            9,464          10,149
   Amortization                                       3,745           3,888
                                                 -----------     -----------
     Total Expenses                                  37,984          37,460
                                                 -----------     -----------
Loss Before Equity in Losses of
 Project Partnerships                               (23,536)        (23,061)
Equity in Income (Losses) of Project
 Partnerships                                      (213,171)       (285,312)
                                                 -----------     -----------
Net Loss                                         $ (236,707)     $ (308,373)
                                                 ===========     ===========
Allocation of Net Loss:
   Limited Partners                              $ (234,340)     $ (305,289)
   General Partners                                  (2,367)         (3,084)
                                                 -----------     -----------
                                                 $ (236,707)     $ (308,373)
                                                 ===========     ===========
Net Loss Per Limited
 Partnership Unit                                $   (23.48)     $   (30.59)

Number of Limited
 Partnership Units Outstanding                        9,980           9,980


                          See accompanying notes to financial statements.

                                 GATEWAY TAX CREDIT FUND III LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENTS OF OPERATIONS
                                            (Unaudited)

                      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995:


                                                      1996            1995
SERIES 9                                         -----------      ----------
Revenues:
   Interest Income                               $    5,780      $    8,133
                                                 -----------     -----------
Expenses:
   Asset Management Fee-
     General Partner                                 12,000          12,000
   General and Administrative-
     General Partner                                  1,828           1,073
   General and Administrative-
     Other                                            5,391           5,718
   Amortization                                       1,779           1,507
                                                 -----------     -----------
     Total Expenses                                  20,998          20,298
                                                 -----------     -----------
Loss Before Equity in Losses of
 Project Partnerships                               (15,218)        (12,165)
Equity in Income (Losses) of Project
 Partnerships                                      (110,687)        (40,489)
                                                 -----------     -----------
Net Loss                                         $ (125,905)     $  (52,654)
                                                 ===========     ===========
Allocation of Net Loss:
   Limited Partners                              $ (124,646)     $  (52,127)
   General Partners                                  (1,259)           (527)
                                                 -----------     -----------
                                                 $ (125,905)     $  (52,654)
                                                 ===========     ===========
Net Loss Per Limited
 Partnership Unit                                $   (19.93)     $    (8.33)

Number of Limited
 Partnership Units Outstanding                        6,254           6,254


                          See accompanying notes to financial statements.

                                 GATEWAY TAX CREDIT FUND III LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENTS OF OPERATIONS
                                            (Unaudited)

                      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995:


                                                      1996            1995
SERIES 10                                        -----------      ----------
Revenues:
   Interest Income                               $    6,025      $    6,834
                                                 -----------     -----------
Expenses:
   Asset Management Fee-
     General Partner                                  7,500           7,500
   General and Administrative-
     General Partner                                  1,142             672
   General and Administrative-
     Other                                            3,602           2,801
   Amortization                                       1,476           1,453
                                                 -----------     -----------
     Total Expenses                                  13,720          12,426
                                                 -----------     -----------
Loss Before Equity in Losses of
 Project Partnerships                                (7,695)         (5,592)
Equity in Income (Losses) of Project
 Partnerships                                       (55,725)        (40,713)
                                                 -----------     -----------
Net Loss                                         $  (63,420)     $  (46,305)
                                                 ===========     ===========
Allocation of Net Loss:
   Limited Partners                              $  (62,786)     $  (45,842)
   General Partners                                    (634)           (463)
                                                 -----------     -----------
                                                 $  (63,420)     $  (46,305)
                                                 ===========     ===========
Net Loss Per Limited
 Partnership Unit                                $   (12.45)     $    (9.09)

Number of Limited
 Partnership Units Outstanding                        5,043           5,043


                          See accompanying notes to financial statements.

                                 GATEWAY TAX CREDIT FUND III LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENTS OF OPERATIONS
                                            (Unaudited)

                      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995:


                                                      1996            1995
SERIES 11                                        -----------      ----------
Revenues:
   Interest Income                               $    7,392      $   20,284
                                                 -----------     -----------
Expenses:
   Asset Management Fee-
     General Partner                                  6,000           5,155
   General and Administrative-
     General Partner                                    915             993
   General and Administrative-
     Other                                            3,008           3,219
   Amortization                                       1,663           1,198
                                                 -----------     -----------
     Total Expenses                                  11,586          10,565
                                                 -----------     -----------
Loss Before Equity in Losses of
 Project Partnerships                                (4,194)          9,719
Equity in Income (Losses) of Project
 Partnerships                                        23,411         (43,847)
                                                 -----------     -----------
Net Loss                                         $   19,217      $  (34,128)
                                                 ===========     ===========
Allocation of Net Loss:
   Limited Partners                              $   19,025        $(33,787)
   General Partners                                     192            (341)
                                                 -----------     -----------
                                                 $   19,217      $  (34,128)
                                                 ===========     ===========
Net Loss Per Limited
 Partnership Unit                                $     3.71      $    (6.59)

Number of Limited
 Partnership Units Outstanding                        5,127           5,127


                          See accompanying notes to financial statements.

                                 GATEWAY TAX CREDIT FUND III LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENTS OF OPERATIONS
                                            (Unaudited)

                      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995:


                                                     1996            1995
TOTAL SERIES 7 - 11                              -----------      ----------
Revenues:
   Interest Income                               $   44,704      $   64,931
                                                 -----------     -----------
Expenses:
   Asset Management Fee-
     General Partner                                 66,500          65,655
   General and Administrative-
     General Partner                                 10,130           6,360
   General and Administrative-
     Other                                           30,079          31,113
   Amortization                                      14,149          13,425
                                                 -----------     -----------
     Total Expenses                                 120,858         116,553
                                                 -----------     -----------
Loss Before Equity in Losses of
 Project Partnerships                               (76,154)        (51,622)
Equity in Income (Losses) of Project
 Partnerships                                      (553,200)       (648,395)
                                                 -----------     -----------
Net Loss                                         $ (629,354)     $ (700,017)
                                                 ===========     ===========
Allocation of Net Loss:
   Limited Partners                              $ (623,061)     $ (693,016)
   General Partners                                  (6,293)         (7,001)
                                                 -----------     -----------
                                                 $ (629,354)     $ (700,017)
                                                 ===========     ===========






                          See accompanying notes to financial statements.

                                 GATEWAY TAX CREDIT FUND III LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENTS OF OPERATIONS
                                            (Unaudited)

                       FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995:


                                                     1996            1995
SERIES 7                                         -----------      ----------
Revenues:
   Interest Income                               $   21,940      $   32,887
                                                 -----------     -----------
Expenses:
   Asset Management Fee-
     General Partner                                 39,000          38,500
   General and Administrative-
     General Partner                                  5,920           5,560
   General and Administrative-
     Other                                           12,316          13,435
   Amortization                                      10,946          11,026
                                                 -----------     -----------
     Total Expenses                                  68,182          68,521

Loss Before Equity in Losses of
 Project Partnerships                               (46,242)        (35,634)
Equity in Income (Losses) of Project
 Partnerships                                      (427,938)       (516,035)
                                                 -----------     -----------
Net Loss                                         $ (474,180)     $ (551,669)
                                                 ===========     ===========
Allocation of Net Loss:
   Limited Partners                              $ (469,438)     $ (546,152)
   General Partners                                  (4,742)         (5,517)
                                                 -----------     -----------
                                                 $ (474,180)     $ (551,669)
                                                 ===========     ===========
Net Loss Per Limited
 Partnership Unit                                $   (45.16)     $   (52.54)

Number of Limited
 Partnership Units Outstanding                       10,395          10,395


                          See accompanying notes to financial statements.

                                 GATEWAY TAX CREDIT FUND III LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENTS OF OPERATIONS
                                            (Unaudited)

                       FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995:


                                                      1996            1995
SERIES 8                                         -----------      ----------
Revenues:
   Interest Income                               $    25,776     $   25,342
                                                 -----------     ----------
Expenses:
   Asset Management Fee-
     General Partner                                 43,000          43,000
   General and Administrative-
     General Partner                                  6,528           6,305
   General and Administrative-
     Other                                           13,391          14,345
   Amortization                                       6,060           6,337
                                                 -----------     -----------
     Total Expenses                                  68,979          69,987
                                                 -----------     -----------
Loss Before Equity in Losses of
 Project Partnerships                               (43,203)        (44,645)
Equity in Income (Losses) of Project
 Partnerships                                      (419,946)       (413,351)
                                                 -----------     -----------
Net Loss                                         $ (463,149)     $ (457,996)
                                                 ===========     ===========
Allocation of Net Loss:
   Limited Partners                              $ (458,518)     $ (453,416)
   General Partners                                  (4,631)         (4,580)
                                                 -----------     -----------
                                                 $ (463,149)     $ (457,996)
                                                 ===========     ===========
Net Loss Per Limited
 Partnership Unit                                $   (45.94)     $   (45.43)

Number of Limited
 Partnership Units Outstanding                        9,980           9,980


                          See accompanying notes to financial statements.

                                 GATEWAY TAX CREDIT FUND III LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENTS OF OPERATIONS
                                            (Unaudited)

                       FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995:


                                                      1996            1995
SERIES 9                                         -----------     -----------
Revenues:
   Interest Income                               $   11,449      $   17,475
                                                 -----------     -----------
Expenses:
   Asset Management Fee-
     General Partner                                 24,000          24,000
   General and Administrative-
     General Partner                                  3,644           3,519
   General and Administrative-
     Other                                            7,519           8,228
   Amortization                                       3,558           3,073
                                                 -----------     -----------
     Total Expenses                                  38,721          38,820
                                                 -----------     -----------
Loss Before Equity in Losses of
 Project Partnerships                               (27,272)        (21,345)
Equity in Income (Losses) of Project
 Partnerships                                      (225,344)        (55,941)
                                                 -----------     -----------
Net Loss                                         $ (252,616)     $  (77,286)
                                                 ===========     ===========
Allocation of Net Loss:
   Limited Partners                              $ (250,090)     $  (76,513)
   General Partners                                  (2,526)           (773)
                                                 -----------     -----------
                                                 $ (252,616)     $  (77,286)
                                                 ===========     ===========
Net Loss Per Limited
 Partnership Unit                                $   (39.99)     $   (12.23)

Number of Limited
 Partnership Units Outstanding                        6,254           6,254


                          See accompanying notes to financial statements.

                                 GATEWAY TAX CREDIT FUND III LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENTS OF OPERATIONS
                                            (Unaudited)

                       FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995:


                                                      1996            1995
SERIES 10                                        -----------     -----------
Revenues:
   Interest Income                               $   13,033      $   14,417
                                                 -----------     -----------
Expenses:
   Asset Management Fee-
     General Partner                                 15,000          15,000
   General and Administrative-
     General Partner                                  2,276           2,198
   General and Administrative-
     Other                                            5,057           4,610
   Amortization                                       2,936           2,848
                                                 -----------     -----------
     Total Expenses                                  25,269          24,656
                                                 -----------     -----------
Loss Before Equity in Losses of
 Project Partnerships                               (12,236)        (10,239)
Equity in Income (Losses) of Project
 Partnerships                                      (104,567)        (25,769)
                                                 -----------     -----------
Net Loss                                         $ (116,803)     $  (36,008)
                                                 ===========     ===========
Allocation of Net Loss:
   Limited Partners                              $ (115,635)     $  (35,648)
   General Partners                                  (1,168)           (360)
                                                 -----------     -----------
                                                 $ (116,803)     $  (36,008)
                                                 ===========     ===========
Net Loss Per Limited
 Partnership Unit                                $   (22.93)     $    (7.07)

Number of Limited
 Partnership Units Outstanding                        5,043           5,043


                          See accompanying notes to financial statements.

                                 GATEWAY TAX CREDIT FUND III LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENTS OF OPERATIONS
                                            (Unaudited)

                       FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995:


                                                      1996            1995
SERIES 11                                        -----------     -----------
Revenues:
   Interest Income                               $   15,996      $   45,089
                                                 -----------     -----------
Expenses:
   Asset Management Fee-
     General Partner                                 12,000           9,655
   General and Administrative-
     General Partner                                  1,820           1,699
   General and Administrative-
     Other                                            4,276           4,542
   Amortization                                       3,525           1,852
                                                 -----------     -----------
     Total Expenses                                  21,621          17,748
                                                 -----------     -----------
Loss Before Equity in Losses of
 Project Partnerships                                (5,625)         27,341
Equity in Income (Losses) of Project
 Partnerships                                        43,571         (29,488)
                                                 -----------     -----------
Net Loss                                         $   37,946      $   (2,147)
                                                 ===========     ===========
Allocation of Net Loss:
   Limited Partners                              $   37,567      $   (2,126)
   General Partners                                     379             (21)
                                                 -----------     -----------
                                                 $   37,946      $   (2,147)
                                                 ===========     ===========
Net Loss Per Limited
 Partnership Unit                                $     7.33      $    (0.41)

Number of Limited
 Partnership Units Outstanding                        5,127           5,127


                          See accompanying notes to financial statements.

                                 GATEWAY TAX CREDIT FUND III LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENTS OF OPERATIONS
                                            (Unaudited)

                       FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995:


                                                     1996            1995
TOTAL SERIES 7 - 11                              -----------    ------------
Revenues:
   Interest Income                              $    88,194     $   135,210
                                                ------------    ------------
Expenses:
   Asset Management Fee-
     General Partner                                133,000         130,155
   General and Administrative-
     General Partner                                 20,188          19,281
   General and Administrative-
     Other                                           42,559          45,160
   Amortization                                      27,025          25,136
                                                ------------    ------------
     Total Expenses                                 222,772         219,732
                                                ------------    ------------
Loss Before Equity in Losses of
 Project Partnerships                              (134,578)        (84,522)
Equity in Income (Losses) of Project
 Partnerships                                    (1,134,224)     (1,040,584)
                                                ------------    ------------
Net Loss                                        $(1,268,802)    $(1,125,106)
                                                ============    ============
Allocation of Net Loss:
   Limited Partners                             $(1,256,114)    $(1,113,855)
   General Partners                                 (12,688)        (11,251)
                                                ------------    ------------
                                                $(1,268,802)    $(1,125,106)
                                                ============    ============






                          See accompanying notes to financial statements.

                                 GATEWAY TAX CREDIT FUND III LTD.
                                  (A Florida Limited Partnership)

                                  STATEMENTS OF PARTNERS' EQUITY
                                            (Unaudited)

                       FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995:

                                                    General
                                 Limited           Partners'            Total
                                 Partners'           Equity           Partners'
                                  Equity          (Deficit)            Equity
SERIES 7                       -----------       -----------        -----------

Balance at
 March 31, 1995               $ 7,046,659         $ (21,021)       $ 7,025,638

Distributions                           0                 0                  0

Net Loss                         (546,152)           (5,517)          (551,669)
                               -----------        ----------        -----------
Balance at
 September 30, 1995           $ 6,500,507         $ (26,538)       $ 6,473,969
                               ===========        ==========        ===========

Balance at
 March 31, 1996               $ 6,042,156         $ (31,168)       $ 6,010,988

Net Loss                         (469,438)           (4,742)          (474,180)
                               -----------        ----------        -----------
Balance at
 September 30, 1996           $ 5,572,718         $ (35,910)       $ 5,536,808
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

                                 GATEWAY TAX CREDIT FUND III LTD.
                                  (A Florida Limited Partnership)

                                  STATEMENTS OF PARTNERS' EQUITY
                                            (Unaudited)

                       FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995:

                                                    General
                                 Limited           Partners'            Total
                                 Partners'           Equity           Partners'
                                  Equity          (Deficit)            Equity
SERIES 8                       -----------       -----------        -----------

Balance at
 March 31, 1995               $ 7,495,677         $ (12,797)       $ 7,482,880

Distributions                           0                 0                  0

Net Loss                         (453,416)           (4,580)          (457,996)
                               -----------        ----------        -----------
Balance at
 September 30, 1995           $ 7,042,261         $ (17,377)       $ 7,024,884
                               ===========        ==========        ===========

Balance at
 March 31, 1996               $ 6,306,146         $ (24,812)       $ 6,281,334

Net Loss                         (458,518)           (4,631)          (463,149)
                               -----------        ----------        -----------
Balance at
 September 30, 1996           $ 5,847,628         $ (29,443)       $ 5,818,185
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

                                 GATEWAY TAX CREDIT FUND III LTD.
                                  (A Florida Limited Partnership)

                                  STATEMENTS OF PARTNERS' EQUITY
                                            (Unaudited)

                       FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995:

                                                    General
                                 Limited           Partners'            Total
                                 Partners'           Equity           Partners'
                                  Equity          (Deficit)            Equity
SERIES 9                       -----------       -----------        -----------

Balance at
 March 31, 1995               $ 5,228,817          $ (2,575)       $ 5,226,242

Distributions                           0                 0                  0

Net Loss                          (76,513)             (773)           (77,286)
                               -----------        ----------        -----------
Balance at
 September 30, 1995           $ 5,152,304          $ (3,348)       $ 5,148,956
                               ===========        ==========        ===========

Balance at
 March 31, 1996               $ 4,729,151          $ (7,622)       $ 4,721,529

Net Loss                         (250,090)           (2,526)          (252,616)
                               -----------        ----------        -----------
Balance at
 September 30, 1996           $ 4,479,061          $(10,148)       $ 4,468,913
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

                                 GATEWAY TAX CREDIT FUND III LTD.
                                  (A Florida Limited Partnership)

                                  STATEMENTS OF PARTNERS' EQUITY
                                            (Unaudited)

                       FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995:

                                                    General
                                 Limited           Partners'            Total
                                 Partners'           Equity           Partners'
                                  Equity          (Deficit)            Equity
SERIES 10                      -----------       -----------        -----------

Balance at
 March 31, 1995               $ 4,338,647         $    (802)       $ 4,337,845

Distributions                           0                 0                  0

Net Loss                          (35,648)             (360)           (36,008)
                               -----------        ----------        -----------
Balance at
 September 30, 1995           $ 4,302,999         $  (1,162)       $ 4,301,837
                               ===========        ==========        ===========

Balance at
 March 31, 1996               $ 4,151,503          $ (2,692)       $ 4,148,811

Net Loss                         (115,635)           (1,168)          (116,803)
                               -----------        ----------        -----------
Balance at
 September 30, 1996           $ 4,035,868          $ (3,860)       $ 4,032,008
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

                                 GATEWAY TAX CREDIT FUND III LTD.
                                  (A Florida Limited Partnership)

                                  STATEMENTS OF PARTNERS' EQUITY
                                            (Unaudited)

                       FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995:

                                                    General
                                 Limited           Partners'            Total
                                 Partners'           Equity           Partners'
                                  Equity          (Deficit)            Equity
SERIES 11                      -----------       -----------        -----------

Balance at
 March 31, 1995               $ 4,800,616         $   1,564        $ 4,802,180

Distributions                     (46,690)                0            (46,690)

Net Loss                           (2,126)              (21)            (2,147)
                               -----------        ----------        -----------
Balance at
 September 30, 1995           $ 4,751,800         $   1,543        $ 4,753,343
                               ===========        ==========        ===========

Balance at
 March 31, 1996               $ 4,646,546         $     479        $ 4,647,025

Net Income (Loss)                  37,567               379             37,946
                               -----------        ----------        -----------
Balance at
 September 30, 1996           $ 4,684,113         $     858        $ 4,684,971
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

                                 GATEWAY TAX CREDIT FUND III LTD.
                                  (A Florida Limited Partnership)

                                  STATEMENTS OF PARTNERS' EQUITY
                                            (Unaudited)

                       FOR THE SIX MONTHS ENDED September 30, 1996 AND 1995:

                                                    General
                                 Limited           Partners'            Total
                                 Partners'           Equity           Partners'
                                  Equity          (Deficit)            Equity
TOTAL SERIES 7-11              -----------       -----------        -----------

Balance at
 March 31, 1995               $28,910,416        $  (35,631)       $28,874,785

Distributions                     (46,690)                0            (46,690)

Net Loss                       (1,113,855)          (11,251)        (1,125,106)
                               -----------        ----------        -----------
Balance at
 September 30, 1995           $27,749,871        $  (46,882)       $27,702,989
                               ===========        ==========        ===========
Balance at
 March 31, 1996               $25,875,502        $  (65,815)       $25,809,687

Net Loss                       (1,256,114)          (12,688)        (1,268,802)
                               -----------        ----------        -----------
Balance at
 September 30, 1996           $24,619,388        $  (78,503)       $24,540,885
                               ===========        ==========        ===========




                          See accompanying notes to financial statements.

                                 GATEWAY TAX CREDIT FUND III LTD.
                                  (A Florida Limited Partnership)
                                     STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                       FOR THE SIX MONTHS ENDED September 30, 1996 AND 1995:
                                                           1996          1995
SERIES 7                                              -----------     ---------
Cash Flows from Operating Activities:
   Net Income (Loss)                                  $ (474,180)   $ (551,669)
   Adjustments to Reconcile Net Income
    (Loss) to Net Cash Provided by (Used in)
    Operating Activities:
     Amortization                                         10,946        11,026
     Accreted Interest Income
      on Investments in Securities                       (16,048)      (15,916)
     Equity in (Income)/Losses of
      Project Partnerships                               427,938       516,035
     Interest Income from
      Changes in Operating Assets and Liabilities:
       Increase in Payable to
         General Partners                                  1,556         7,100
                                                      -----------   -----------
         Net Cash Provided by (Used in)
         Operating Activities                            (49,788)      (33,424)
                                                      -----------   -----------
Cash Flows from Investing Activities:
   Investments in Project Partnerships                    (3,333)     (421,182)
   (Increase) Decrease in Receivable
     from Project Partnerships                                 0             0
   Acquisition Fees and Expenses                            (272)       (2,142)
   Distributions Received from
     Project Partnerships                                 17,881        15,104
   Increase (Decrease) in Payable -
     General Partners - Acquisition Fees                       0             0
     Project Partnerships                                      0             0
                                                      -----------   -----------
         Net Cash Provided by (Used in)
         Investing Activities                             14,276      (408,220)
                                                      -----------   -----------
Cash Flows from Financing Activities:
   Distributions                                               0             0
                                                      -----------   -----------
         Net Cash Provided by (Used in)
         Investing Activities                                  0             0
                                                      -----------   -----------
Increase (Decrease) in Cash and
 Cash Equivalents                                        (35,512)     (441,644)
Cash and Cash Equivalents at
 Beginning of Year                                       259,782       656,686
                                                      -----------   -----------
Cash and Cash Equivalents at
 End of Year                                          $  224,270    $  215,042
                                                      ===========   ===========
                          See accompanying notes to financial statements.

                                 GATEWAY TAX CREDIT FUND III LTD.
                                  (A Florida Limited Partnership)
                                     STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                       FOR THE SIX MONTHS ENDED September 30, 1996 AND 1995:
                                                           1996          1995
SERIES 8                                              -----------     ---------
Cash Flows from Operating Activities:
   Net Income (Loss)                                  $ (463,149)   $ (457,996)
   Adjustments to Reconcile Net Income
    (Loss) to Net Cash Provided by (Used in)
    Operating Activities:
     Amortization                                          6,060         6,337
     Accreted Interest Income
      on Investments in Securities                       (14,436)      (14,351)
     Equity in (Income)/Losses of
      Project Partnerships                               419,946       413,351
     Interest Income from
      Changes in Operating Assets and Liabilities:
       Increase in Payable to
         General Partners                                 16,215        21,943
                                                      -----------   -----------
         Net Cash Provided by (Used in)
         Operating Activities                            (35,364)      (30,716)
                                                      -----------   -----------
Cash Flows from Investing Activities:
   Investments in Project Partnerships                       453        20,897
   (Increase) Decrease in Receivable
     from Project Partnerships                            75,574       141,139
   Acquisition Fees and Expenses                               0             0
   Distributions Received from
     Project Partnerships                                 15,689         9,891
   Increase (Decrease) in Payable -
     General Partners - Acquisition Fees                       0             0
     Project Partnerships                                      0      (241,400)
                                                      -----------   -----------
         Net Cash Provided by (Used in)
         Investing Activities                             91,716       (69,473)
                                                      -----------   -----------
Cash Flows from Financing Activities:
   Distributions                                               0             0
                                                      -----------   -----------
         Net Cash Provided by (Used in)
         Investing Activities                                  0             0
                                                      -----------   -----------
Increase (Decrease) in Cash and
 Cash Equivalents                                         56,352      (100,189)
Cash and Cash Equivalents at
 Beginning of Year                                       295,021       343,908
                                                      -----------   -----------
Cash and Cash Equivalents at
 End of Year                                          $  351,373    $  243,719
                                                      ===========   ===========
                          See accompanying notes to financial statements.

                                 GATEWAY TAX CREDIT FUND III LTD.
                                  (A Florida Limited Partnership)
                                     STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                       FOR THE SIX MONTHS ENDED September 30, 1996 AND 1995:
                                                           1996          1995
SERIES 9                                              -----------   -----------
Cash Flows from Operating Activities:
   Net Income (Loss)                                  $ (252,616)   $  (77,286)
   Adjustments to Reconcile Net Income
    (Loss) to Net Cash Provided by (Used in)
    Operating Activities:
     Amortization                                          3,558         3,073
     Accreted Interest Income
      on Investments in Securities                        (8,891)       (8,907)
     Equity in (Income)/Losses of
      Project Partnerships                               225,344        55,941
     Interest Income from
      Changes in Operating Assets and Liabilities:
       Increase in Payable to
         General Partners                                 15,213        14,865
                                                      -----------   -----------
         Net Cash Provided by (Used in)
         Operating Activities                            (17,392)      (12,314)
                                                      -----------   -----------
Cash Flows from Investing Activities:
   Investments in Project Partnerships                         0        21,012
   (Increase) Decrease in Receivable
     from Project Partnerships                                 0        14,382
   Acquisition Fees and Expenses                               0        (5,124)
   Distributions Received from
     Project Partnerships                                  6,161         3,653
   Increase (Decrease) in Payable -
     General Partners - Acquisition Fees                       0         5,124
     Project Partnerships                                      0      (257,128)
                                                      -----------   -----------
         Net Cash Provided by (Used in)
         Investing Activities                              6,161      (218,081)
                                                      -----------   -----------
Cash Flows from Financing Activities:
   Distributions                                               0             0
                                                      -----------   -----------
         Net Cash Provided by (Used in)
         Investing Activities                                  0             0
                                                      -----------   -----------
Increase (Decrease) in Cash and
 Cash Equivalents                                        (11,231)     (230,395)
Cash and Cash Equivalents at
 Beginning of Year                                       112,252       386,116
                                                      -----------   -----------
Cash and Cash Equivalents at
 End of Year                                          $  101,021    $  155,721
                                                      ===========   ===========
                          See accompanying notes to financial statements.

                                 GATEWAY TAX CREDIT FUND III LTD.
                                  (A Florida Limited Partnership)
                                     STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                       FOR THE SIX MONTHS ENDED September 30, 1996 AND 1995:
                                                           1996          1995
SERIES 10                                             -----------     ---------
Cash Flows from Operating Activities:
   Net Income (Loss)                                  $ (116,803)   $  (36,008)
   Adjustments to Reconcile Net Income
    (Loss) to Net Cash Provided by (Used in)
    Operating Activities:
     Amortization                                          2,936         2,848
     Accreted Interest Income
      on Investments in Securities                        (7,896)       (7,828)
     Equity in (Income)/Losses of
      Project Partnerships                               104,567        25,769
     Interest Income from
      Changes in Operating Assets and Liabilities:
       Increase in Payable to
         General Partners                                  3,026        (5,266)
                                                      -----------   -----------
         Net Cash Provided by (Used in)
         Operating Activities                            (14,170)      (20,485)
                                                      -----------   -----------
Cash Flows from Investing Activities:
   Investments in Project Partnerships                         1        (8,198)
   (Increase) Decrease in Receivable
     from Project Partnerships                            13,059       (18,598)
   Acquisition Fees and Expenses                               0           (96)
   Distributions Received from
     Project Partnerships                                  3,070         1,073
   Increase (Decrease) in Payable -
     General Partners - Acquisition Fees                       0             0
     Project Partnerships                                     (1)      (61,812)
                                                      -----------   -----------
         Net Cash Provided by (Used in)
         Investing Activities                             16,129       (87,631)
                                                      -----------   -----------
Cash Flows from Financing Activities:
   Distributions                                               0             0
                                                      -----------   -----------
         Net Cash Provided by (Used in)
         Investing Activities                                  0             0
                                                      -----------   -----------
Increase (Decrease) in Cash and
 Cash Equivalents                                          1,959      (108,116)
Cash and Cash Equivalents at
 Beginning of Year                                       162,576       318,131
                                                      -----------   -----------
Cash and Cash Equivalents at
 End of Year                                          $  164,535    $  210,015
                                                      ===========   ===========
                          See accompanying notes to financial statements.

                                 GATEWAY TAX CREDIT FUND III LTD.
                                  (A Florida Limited Partnership)
                                     STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                       FOR THE SIX MONTHS ENDED September 30, 1996 AND 1995:
                                                           1996          1995
SERIES 11                                             -----------     ---------
Cash Flows from Operating Activities:
   Net Income (Loss)                                  $   37,946    $   (2,147)
   Adjustments to Reconcile Net Income
    (Loss) to Net Cash Provided by (Used in)
    Operating Activities:
     Amortization                                          3,525         1,852
     Accreted Interest Income
      on Investments in Securities                        (9,033)       (8,911)
     Equity in (Income)/Losses of
      Project Partnerships                               (43,571)       29,488
     Interest Income from
      Changes in Operating Assets and Liabilities:
       Increase in Payable to
         General Partners                                (12,711)      (49,988)
                                                      -----------   -----------
         Net Cash Provided by (Used in)
         Operating Activities                            (23,844)      (29,706)
                                                      -----------   -----------
Cash Flows from Investing Activities:
   Investments in Project Partnerships                    33,464      (614,224)
   (Increase) Decrease in Receivable
     from Project Partnerships                             8,250             0
   Acquisition Fees and Expenses                            (178)     (105,529)
   Distributions Received from
     Project Partnerships                                  1,500             0
   Increase (Decrease) in Payable -
     General Partners - Acquisition Fees                       0             0
     Project Partnerships                               (279,887)      (19,486)
                                                      -----------   -----------
         Net Cash Provided by (Used in)
         Investing Activities                           (236,851)     (739,239)
                                                      -----------   -----------
Cash Flows from Financing Activities:
   Distributions                                               0       (46,690)
                                                      -----------   -----------
         Net Cash Provided by (Used in)
         Investing Activities                                  0       (46,690)
                                                      -----------   -----------
Increase (Decrease) in Cash and
 Cash Equivalents                                       (260,695)     (815,635)
Cash and Cash Equivalents at
 Beginning of Year                                       365,027     1,598,884
                                                      -----------   -----------
Cash and Cash Equivalents at
 End of Year                                          $  104,332    $  783,249
                                                      ===========   ===========
                          See accompanying notes to financial statements.

                                 GATEWAY TAX CREDIT FUND III LTD.
                                  (A Florida Limited Partnership)
                                     STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                       FOR THE SIX MONTHS ENDED September 30, 1996 AND 1995:
                                                           1996          1995
TOTAL SERIES 7 - 11                                   -----------     ---------
Cash Flows from Operating Activities:
   Net Income (Loss)                                 $(1,268,802)  $(1,125,106)
   Adjustments to Reconcile Net Income
    (Loss) to Net Cash Provided by (Used in)
    Operating Activities:
     Amortization                                         27,025        25,136
     Accreted Interest Income
      on Investments in Securities                       (56,304)      (55,913)
     Equity in (Income)/Losses of
      Project Partnerships                             1,134,224     1,040,584
     Interest Income from
      Changes in Operating Assets and Liabilities:
       Increase in Payable to
         General Partners                                 23,299       (11,346)
                                                     ------------  ------------
         Net Cash Provided by (Used in)
         Operating Activities                           (140,558)     (126,645)
                                                     ------------  ------------
Cash Flows from Investing Activities:
   Investments in Project Partnerships                    30,585    (1,001,695)
   (Increase) Decrease in Receivable
     from Project Partnerships                            96,883       136,923
   Acquisition Fees and Expenses                            (450)     (112,891)
   Distributions Received from
     Project Partnerships                                 44,301        29,721
   Increase (Decrease) in Payable -
     General Partners - Acquisition Fees                       0         5,124
     Project Partnerships                               (279,888)     (579,826)
                                                     ------------  ------------
         Net Cash Provided by (Used in)
         Investing Activities                           (108,569)   (1,522,644)
                                                     ------------  ------------
Cash Flows from Financing Activities:
   Distributions                                               0       (46,690)
                                                     ------------  ------------
         Net Cash Provided by (Used in)
         Investing Activities                                  0       (46,690)
                                                     ------------  ------------
Increase (Decrease) in Cash and
 Cash Equivalents                                       (249,127)   (1,695,979)
Cash and Cash Equivalents at
 Beginning of Year                                     1,194,658     3,303,725
                                                     ------------  ------------
Cash and Cash Equivalents at
 End of Year                                         $   945,531   $ 1,607,746
                                                     ============  ============
                          See accompanying notes to financial statements.

                                 GATEWAY TAX CREDIT FUND III LTD.
                                  (A Florida Limited Partnership)

                                   NOTES TO FINANCIAL STATEMENTS
                                            (Unaudited)
                                        September 30, 1996

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


NOTE 3 - INVESTMENT IN SECURITIES:

  The September 30, 1996 Balance Sheet includes Investment in Securities consisting of U.S. Treasury Security Strips which represents their cost, plus accreted interest income of $114,349 for Series 7, $92,364 for Series 8, $47,031 for Series 9, $37,734 for Series 10 and $39,485 for Series 11.

                               Estimated        Cost Plus      Gross Unrealized
                                 Market          Accreted           Gains and
                                  Value    Accreted Interest           (Losses)
                               ----------- -----------------    ---------------
Series 7                         $ 503,885          $494,567          $  9,318
Series 8                           464,485           465,429              (944)
Series 9                           302,594           315,455           (12,861)
Series 10                          248,034           247,619               415
Series 11                          268,220           258,206            10,014

   As of September 30, 1996 the cost and accreted interest of debt securities by contractual maturities is as follows:

                                  Series 7          Series 8           Series 9
                                ----------        ----------         ----------
Due within 1 year                $  43,272         $  38,354         $   26,585
After 1 year
 through 5 years                   173,713           159,475            103,102
After 5 years
 through 10 years                  202,904           193,361            119,874
After 10 years                      74,678            74,239             65,894
                                ----------        ----------         ----------
  Total Amount Carried on
    Balance Sheet                $ 494,567         $ 465,429          $ 315,455
                                ==========        ==========         ==========

                                 Series 10         Series 11              Total
                                ----------        ----------         ----------
Due within 1 year                $  19,646         $  19,595         $  147,452
After 1 year
 through 5 years                    79,975            77,494            593,759
After 5 years
 through 10 years                   86,357            93,889            696,385
After 10 years                      61,641            67,228            343,680
                                ----------        ----------         ----------
  Total Amount Carried on
    Balance Sheet                $ 247,619         $ 258,206         $1,781,276
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

  For the periods ended September 30, 1996 and 1995 the General
Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

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

                                      September 30,    September 30,
                                             1996             1995
                                          -----------    -----------
  Series 7                                $        0      $        0
  Series 8                                         0               0
  Series 9                                         0           5,124
  Series 10                                        0           1,496
  Series 11                                        0          86,984
                                           ----------     ----------

  Total                                   $        0      $   93,604
                                           ==========     ==========

  Acquisition Expenses - Affiliates of the General Partners are reimbursed for acquisition expenses incurred on behalf of Gateway. These expenses are included in Investments in Project Partnerships on the Balance Sheet.

                                      September 30,    September 30,
                                             1996             1995
                                           ----------     ----------
  Series 7                                 $     272      $   2,142
  Series 8                                         0              0
  Series 9                                         0              0
  Series 10                                        0         (1,400)
  Series 11                                      178         18,545
                                           ----------     ---------

  Total                                    $     450      $  19,287
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

                                      September 30,    September 30,
                                             1996             1995
                                           ----------     ----------

  Series 7                                 $   39,000     $   38,500
  Series 8                                     43,000         43,000
  Series 9                                     24,000         24,000
  Series 10                                    15,000         15,000
  Series 11                                    12,000          9,655
                                           ----------     ----------

  Total                                    $  133,000     $  130,155
                                           ==========     ==========

  General and Administrative Expenses -  The Managing General
Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statement of Operations.

                                      September 30,    September 30,
                                             1996             1995
                                           ----------     ----------

  Series 7                                 $    5,920     $    5,560
  Series 8                                      6,528          6,305
  Series 9                                      3,644          3,519
  Series 10                                     2,276          2,198
  Series 11                                     1,820          1,699
                                           ----------     ----------

  Total                                    $   20,188     $   19,281
                                           ==========     ==========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

  As of September 30, 1996, the Partnership had acquired an interest in 39 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes. The Partnership, as the Investor Limited Partner pursuant to the Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.
  The following is a summary of Investments in Project Partnerships as of:

                                        September 30,      MARCH 31,
                                               1996          1996
SERIES 7                                   ----------     ----------

Capital Contributions to Project
Partnerships (purchase price paid
for limited partner interests in
Project Partnerships)                    $ 7,732,089    $ 7,728,757

Accumulated amortization of excess
of purchase price of Project
Partnerships over book value
of underlying assets (1)                       1,028            644

Cumulative equity in losses of
Project Partnerships                      (3,364,689)    (2,936,751)

Cumulative distributions received
from Project Partnerships                    (57,907)       (40,026)

Excess of investment cost over the
underlying assets acquired:
  Acquisition fees and expenses              793,335        793,063
  Accumulated amortization of
  acquisition fees and expenses              (92,035)       (80,705)
                                         ------------   ------------

Investments in
 Project Partnerships                    $ 5,011,821    $ 5,464,982
                                         ============   ============

(1) Includes amounts representing accumulated accretion or (amortization of the difference between the book value of the underlying assets of the Project Partnerships over or under the purchase price. At September 30, 1996 these excess costs were $25,166 and March 31, 1996 these excess costs were $28,498.

  As of September 30, 1996, the Partnership had acquired an interest in 43 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes. The Partnership, as the Investor Limited Partner pursuant to the Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.
  The following is a summary of Investments in Project Partnerships as of:


                                        SEPTEMBER 30,      MARCH 31,
                                               1996          1996
SERIES 8                                   ----------     ----------

Capital Contributions to Project
Partnerships (purchase price paid
for limited partner interests in
Project Partnerships)                    $ 7,586,105    $ 7,586,558

Accumulated amortization of excess
of purchase price of Project
Partnerships over book value
of underlying assets (1)                       1,965          1,607

Cumulative equity in losses of
Project Partnerships                      (2,828,747)    (2,408,801)

Cumulative distributions received
from Project Partnerships                    (43,625)       (27,936)

Excess of investment cost over the
underlying assets acquired:
  Acquisition fees and expenses              549,773        549,773
  Accumulated amortization of
  acquisition fees and expenses              (49,460)       (43,041)
                                         ------------   ------------

Investments in
 Project Partnerships                    $ 5,216,011    $ 5,658,160
                                         ============   ============

(1) Includes amounts representing accumulated accretion or (amortization of the difference between the book value of the underlying assets of the Project Partnerships over or under the purchase price. At September 30, 1996 these excess costs were $25,283 and March 31, 1996 these excess costs were $24,830.

  As of September 30, 1996, the Partnership had acquired an interest in 24 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes. The Partnership, as the Investor Limited Partner pursuant to the Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.
  The following is a summary of Investments in Project Partnerships as of:

                                        SEPTEMBER 30,      MARCH 31,
                                               1996          1996
SERIES 9                                   ----------     ----------

Capital Contributions to Project
Partnerships (purchase price paid
for limited partner interests in
Project Partnerships)                    $ 4,932,192    $ 4,932,192

Accumulated amortization of excess
of purchase price of Project
Partnerships over book value
of underlying assets (1)                         799            871

Cumulative equity in losses of
Project Partnerships                        (970,767)      (745,423)

Cumulative distributions received
from Project Partnerships                    (24,570)       (18,409)

Excess of investment cost over the
underlying assets acquired:
  Acquisition fees and expenses              244,087        244,087
  Accumulated amortization of
  acquisition fees and expenses              (19,503)       (16,017)
                                         ------------   ------------
Investments in
 Project Partnerships                    $ 4,162,238    $ 4,397,301
                                         ============   ============

(1) Includes amounts representing accumulated accretion or (amortization of the difference between the book value of the underlying assets of the Project Partnerships over or under the purchase price. At September 30, 1996 and March 31, 1996 these excess costs were ($5,076).

  As of September 30, 1996, the Partnership had acquired an interest in 15 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes. The Partnership, as the Investor Limited Partner pursuant to the Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.
  The following is a summary of Investments in Project Partnerships as of:

                                        SEPTEMBER 30,      MARCH 31,
                                               1996          1996
SERIES 10                                  ----------     ----------

Capital Contributions to Project
Partnerships (purchase price paid
for limited partner interests in
Project Partnerships)                    $ 3,914,672    $ 3,914,673

Accumulated amortization of excess
of purchase price of Project
Partnerships over book value
of underlying assets (1)                        (406)          (282)

Cumulative equity in losses of
Project Partnerships                        (394,495)      (289,928)

Cumulative distributions received
from Project Partnerships                    (24,082)       (21,012)

Excess of investment cost over the
underlying assets acquired:
  Acquisition fees and expenses              196,738        196,738
  Accumulated amortization of
  acquisition fees and expenses              (14,960)       (12,148)
                                         ------------   ------------

Investments in
 Project Partnerships                    $ 3,677,467    $ 3,788,041
                                         ============   ============

(1) Includes amounts representing accumulated accretion or (amortization of the difference between the book value of the underlying assets of the Project Partnerships over or under the purchase price. At September 30, 1996 and March 31, 1996 these excess costs were ($9,822).

  As of September 30, 1996, the Partnership had acquired an interest in 12 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes. The Partnership, as the Investor Limited Partner pursuant to the Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.
  The following is a summary of Investments in Project Partnerships as of:

                                        SEPTEMBER 30,      MARCH 31,
                                               1996          1996
SERIES 11                                  ----------     ----------

Capital Contributions to Project
Partnerships (purchase price paid
for limited partner interests in
Project Partnerships)                    $ 4,170,003    $ 4,203,467

Accumulated amortization of excess
of purchase price of Project
Partnerships over book value
of underlying assets (1)                       1,379            758

Cumulative equity in losses of
Project Partnerships                        (100,623)      (144,194)

Cumulative distributions received
from Project Partnerships                     (1,500)             0

Excess of investment cost over the
underlying assets acquired:
  Acquisition fees and expenses              290,335        290,157
  Accumulated amortization of
  acquisition fees and expenses              (14,018)        (9,872)
                                         ------------   ------------

Investments in
 Project Partnerships                    $ 4,345,576    $ 4,340,316
                                         ============   ============

(1) Includes amounts representing accumulated accretion or (amortization of the difference between the book value of the underlying assets of the Project Partnerships over or under the purchase price. At September 30, 1996 these excess costs were $57,589 and March 31, 1996 these excess costs were $29,433.

  The following is a summary of Investments in Project
Partnerships:


                                        September 30,      MARCH 31,
                                               1996          1996
TOTAL SERIES 7 - 11                        ----------     ----------

Capital Contributions to Project
Partnerships (purchase price paid
for limited partner interests in
Project Partnerships)                   $ 28,335,061   $ 28,365,647

Accumulated amortization of excess
of purchase price of Project
Partnerships over book value
of underlying assets                           4,765          3,598

Cumulative equity in losses of
Project Partnerships                      (7,659,321)    (6,525,097)

Cumulative distributions received
from Project Partnerships                   (151,684)      (107,383)

Excess of investment cost over the
underlying assets acquired:
  Acquisition fees and expenses            2,074,268      2,073,818
  Accumulated amortization of
  acquisition fees and expenses             (189,976)      (161,783)
                                        -------------  -------------

Investments in
 Project Partnerships                   $ 22,413,113   $ 23,648,800
                                        =============  =============

  In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30 of each year:

                                               1996           1995
SERIES 7                                  -----------     ----------
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                        $  2,339,353   $  1,950,554
  Investment properties, net              40,149,882     41,600,587
  Other assets                               113,530         63,604
                                        -------------  -------------
    Total assets                        $ 42,602,765   $ 43,614,745
                                        =============  =============
Liabilities and Partners' Equity
  Current liabilities                   $  1,076,455   $  1,340,526
  Long-term debt                          37,183,790     37,116,251
                                        -------------  -------------
    Total liabilities                     38,260,245     38,456,777

Partners' Equity
  Limited Partner                          4,288,875      5,180,762
  General Partners                            53,645        (22,794)
                                        -------------  -------------
                                           4,342,520      5,157,968
     Total liabilities and
    partners' equity                    $ 42,602,765   $ 43,614,745
                                        =============  =============
SUMMARIZED STATEMENTS OF OPERATIONS:
Rental and other income                 $  2,097,627   $  2,050,010
Expenses:
  Operating expenses                       1,130,538      1,049,666
  Interest expense                           601,339        692,015
  Depreciation and amortization              798,011        829,576
                                        -------------  -------------
    Total expenses                         2,529,888      2,571,257

      Net loss                          $   (432,261)  $   (521,247)
                                        =============  =============
  Other partners' share
    of net loss                         $     (4,323)  $     (5,212)

  Partnership's share of net loss       $   (427,938)  $   (516,035)
                                        -------------  -------------
  Equity in Loss of
      Project Partnerships              $   (432,261)  $   (521,247)
                                        =============  =============

  In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30 of each year:


                                               1996           1995
SERIES 8                                  -----------     ----------
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                        $  1,940,636   $  2,194,959
  Investment properties, net              43,223,971     42,239,537
  Other assets                               100,037         76,610
                                        -------------  -------------
    Total assets                        $ 45,264,644   $ 44,511,106
                                        =============  =============
Liabilities and Partners' Equity
  Current liabilities                   $  1,503,086   $  1,698,493
  Long-term debt                          39,051,248     36,790,934
                                        -------------  -------------
    Total liabilities                     40,554,334     38,489,427

Partners' Equity
  Limited Partner                          4,746,609      5,974,419
  General Partners                           (36,299)        47,260
                                        -------------  -------------
                                           4,710,310      6,021,679
     Total liabilities and
    partners' equity                    $ 45,264,644   $ 44,511,106
                                        =============  =============
SUMMARIZED STATEMENTS OF OPERATIONS:
Rental and other income                 $  1,928,743   $  1,866,311
Expenses:
  Operating expenses                       1,167,315        966,290
  Interest expense                           419,065        667,665
  Depreciation and amortization              766,551        649,882
                                        -------------  -------------
    Total expenses                         2,352,931      2,283,837

      Net loss                          $   (424,188)  $   (417,526)
                                        =============  =============
  Other partners' share
    of net loss                         $     (4,242)  $     (4,175)

  Partnership's share of net loss       $   (419,946)  $   (413,351)
                                        -------------  -------------
  Equity in Loss of
      Project Partnerships              $   (424,188)  $   (417,526)
                                        =============  =============

  In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30 of each year:


                                               1996           1995
SERIES 9                                  -----------     ----------
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                        $  1,327,812   $  2,021,377
  Investment properties, net              23,963,097     23,872,706
  Other assets                                11,666         34,505
                                        -------------  -------------
    Total assets                        $ 25,302,575   $ 25,928,588
                                        =============  =============
Liabilities and Partners' Equity
  Current liabilities                   $    661,878   $  1,260,757
  Long-term debt                          20,698,907     20,016,935
                                        -------------  -------------
    Total liabilities                     21,360,785     21,277,692

Partners' Equity
  Limited Partner                          3,931,890      4,603,714
  General Partners                             9,900         47,182
                                        -------------  ------------
                                           3,941,790      4,650,896
     Total liabilities and
    partners' equity                    $ 25,302,575   $ 25,928,588
                                        =============  =============
SUMMARIZED STATEMENTS OF OPERATIONS:
Rental and other income                 $  1,072,472   $    937,017
Expenses:
  Operating expenses                         560,402        444,256
  Interest expense                           299,612        322,857
  Depreciation and amortization              440,078        226,410
                                        -------------  -------------
    Total expenses                         1,300,092        993,523

      Net loss                          $   (227,620)  $    (56,506)
                                        =============  =============
  Other partners' share
    of net loss                         $     (2,276)  $       (565)

  Partnership's share of net loss       $   (225,344)  $    (55,941)
                                        -------------  -------------
  Equity in Loss of
      Project Partnerships              $   (227,620)  $    (56,506)
                                        =============  =============

  In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30 of each year:


                                               1996           1995
SERIES 10                                 -----------     ----------
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                        $  1,083,948   $  1,313,111
  Investment properties, net              16,438,731     16,717,596
  Other assets                                25,714         20,256
                                        -------------  -------------
    Total assets                        $ 17,548,393   $ 18,050,963
                                        =============  =============
Liabilities and Partners' Equity
  Current liabilities                   $    409,405   $    774,571
  Long-term debt                          13,595,950     13,462,954
                                        -------------  -------------
    Total liabilities                     14,005,355     14,237,525

Partners' Equity
  Limited Partner                          3,503,506      3,757,245
  General Partners                            39,532         56,193
                                        -------------  -------------
                                           3,543,038      3,813,438
     Total liabilities and
    partners' equity                    $ 17,548,393   $ 18,050,963
                                        =============  =============
SUMMARIZED STATEMENTS OF OPERATIONS:
Rental and other income                 $    686,541   $    624,964
Expenses:
  Operating expenses                         404,364        338,183
  Interest expense                           135,606        168,890
  Depreciation and amortization              252,194        143,920
                                        -------------  -------------
    Total expenses                           792,164        650,993

      Net loss                          $   (105,623)  $    (26,029)
                                        =============  =============
  Other partners' share
    of net loss                         $     (1,056)  $       (260)

  Partnership's share of net loss       $   (104,567)  $    (25,769)
                                        -------------  -------------
  Equity in Loss of
      Project Partnerships              $   (105,623)  $    (26,029)
                                        =============  =============

  In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30 of each year:


                                               1996           1995
SERIES 11                                 -----------     ----------
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                        $  1,737,682   $  2,902,441
  Investment properties, net              14,619,930     11,985,313
  Other assets                               132,098          8,327
                                        -------------  -------------
    Total assets                        $ 16,489,710   $ 14,896,081
                                        =============  =============
Liabilities and Partners' Equity
  Current liabilities                   $  1,179,857   $  1,829,751
  Long-term debt                          11,050,478      8,730,636
                                        -------------  -------------
    Total liabilities                     12,230,335     10,560 387

Partners' Equity
  Limited Partner                          4,062,358      4,111,139
  General Partners                           197,017        224,555
                                        -------------  -------------
                                           4,259,375      4,335,694
     Total liabilities and
    partners' equity                    $ 16,489,710   $ 14,896,081
                                        =============  =============
SUMMARIZED STATEMENTS OF OPERATIONS:
Rental and other income                 $    698,965   $    227,191
Expenses:
  Operating expenses                         334,443        166,832
  Interest expense                           202,677         66,164
  Depreciation and amortization              117,834         23,981
                                        -------------  -------------
    Total expenses                           654,954        256,977

      Net loss                          $     44,011   $    (29,786)
                                        =============  =============
  Other partners' share
    of net loss                         $        440   $       (298)

  Partnership's share of net loss       $     43,571   $    (29,488)
                                        -------------  -------------
  Equity in Loss of
      Project Partnerships              $     44,011   $    (29,786)
                                        =============  =============

  In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Project Partnerships as of June 30 of each year:


                                               1996           1995
TOTAL SERIES 7 - 11                       -----------     ----------
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                        $  8,429,431   $ 10,382,442
  Investment properties, net             138,395,611    136,415,739
  Other assets                               383,045        203,302
                                        -------------  -------------
    Total assets                        $147,208,087   $147,001,483
                                        =============  =============
Liabilities and Partners' Equity
  Current liabilities                   $  4,830,681   $  6,904,098
  Long-term debt                         121,580,373    116,117,710
                                        -------------  -------------
    Total liabilities                    126,411,054    123,021,808

Partners' Equity
  Limited Partner                         20,533,238     23,627,279
  General Partners                           263,795        352,396
                                        -------------  -------------
                                          20,797,033     23,979,675
     Total liabilities and
    partners' equity                    $147,208,087   $147,001,483
                                        =============  =============
SUMMARIZED STATEMENTS OF OPERATIONS:
Rental and other income                 $  6,484,348   $  5,705,493
Expenses:
  Operating expenses                       3,597,062      2,965,227
  Interest expense                         1,658,299      1,917,591
  Depreciation and amortization            2,374,668      1,873,769
                                        -------------  -------------
    Total expenses                         7,630,029      6,756,587

      Net loss                          $ (1,145,681)  $ (1,051,094)
                                        =============  =============
  Other partners' share
    of net loss                         $    (11,457)  $    (10,510)

  Partnership's share of net loss       $ (1,134,224)  $ (1,040,584)
                                        -------------  ------------
  Equity in Loss of
      Project Partnerships              $ (1,145,681)  $ (1,051,094)
                                        =============  =============

                                 GATEWAY TAX CREDIT FUND III LTD.
                                  (A Florida Limited Partnership)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                        September 30, 1996


Results of Operations, Liquidity and Capital Resources

     The proceeds from Limited Partner investors' capital contributions available for investment are used to acquire interests in Project Partnerships. Project Partnership acquisitions and the status of project operations are shown on the following table:


                                     As of September 30, 1995
          Under                    Recently            Fully
          Construction            Completed        Operating             Totals

Series 7      1                     -                 38                   39
Series 8      4                     1                 38                   43
Series 9      2                     1                 21                   24
Series 10     1                     3                 11                   15
Series 11     9                     1                  2                   12


                                     As of September 30, 1996

          Under                    Recently            Fully
          Construction            Completed        Operating             Totals

Series 7      -                     1                 38                   39
Series 8      -                     -                 43                   43
Series 9      -                     1                 23                   24
Series 10     -                     -                 15                   15
Series 11     1                     2                  9                   12


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

     Series 7 - Gateway closed this series on October 16, 1992 after receiving $10,395,000 from 635 Limited Partner investors. Equity in losses of Project Partnerships decreased from $516,035 for the six months ended September 30,1995 to $427,938 for the six months ended September 30, 1996. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects that this Series, as well as the Series described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

     At September 30, 1996, the Series had $224,270 of short-term investments (Cash and Cash Equivalents). It also had $494,567 in Zero Coupon Treasuries. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

     As disclosed on the statement of cash flows, the Series had a net loss of $474,180 for the six months ending September 30, 1996. However, after adjusting for Equity in Losses of Project Partnerships of $427,938 and the changes in operating assets and liabilities, net cash used in operating activities was $49,788. Cash provided by investing activities totaled $14,276 primarily consisting of cash distributions from the Project Partnerships of $17,881. There were no unusual events or trends to describe.

     Expenses for the three and six months ended September 30, 1996 were comparable to the three and six months ended September 30,
1995.   Interest income decreased for the three and six months
ended September 30, 1996 as compared to September 30, 1995 due to lower interest rates and a decrease in the average balance of cash available for investment. There were no unusual variations in the operating results between these two periods.

     Series 8 - Gateway closed this Series on June 28, 1993 after receiving $9,980,000 from 664 Limited Partner investors. Equity in losses of Project Partnerships were comparable for the three and six months ended September 30, 1996 to the three and six months ended September 30, 1995.

     At September 30, 1996, the Series had $351,373 of short-term investments (Cash and Cash Equivalents). It also had $465,429 in Zero Coupon Treasuries. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

     As disclosed on the statement of cash flows, the Series had a net loss of $463,149 for the six months ended September 30, 1996. However, after adjusting for Equity in Losses of Project Partnerships of $419,946 and the changes in operating assets and liabilities, net cash used in operating activities was $35,364. Cash provided by investing activities totaled $91,716 and was primarily due to the reduction of a receivable from the Project Partnerships and cash distributions from the Project Partnerships of $15,689.

     Income and expenses for the three and six months ended September 30, 1996 were comparable to the three and six months ended
September 30, 1995. There were no unusual variations in the operating results between these two periods.

     Series 9 - Gateway closed this Series on December 31, 1993 after receiving $6,254,000 from 406 Limited Partner investors. Equity in losses of Project Partnerships increased from $55,941 for the six ended September 30, 1995 to $225,344 for the six months ended September 30, 1996. This increase was due to 3 properties moving from the construction and rent-up phases to fully operating in 1996.

     At September 30, 1996, the Series had $101,021 of short-term investments (Cash and Cash Equivalents). It also had $315,455 in Zero Coupon Treasuries. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

     As disclosed on the statement of cash flows, the Series had a net loss of $252,616 for the six months ended September 30, 1996. After adjusting for Equity in Losses of Project Partnerships of $225,344 and the changes in operating assets and liabilities, net cash used in operating activities was $17,392. Cash provided by investing activities totaled $6,161 received in cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

     Expenses for the three and six months ended September 30, 1996 were comparable to the three and six months ended September 30,
1995.   Interest income decreased for the three and six months
ended September 30, 1996 as compared to September 30, 1995 due to a decrease in the average balance of cash available for investment. There were no unusual variations in the operating results between these two periods.

     Series 10 - Gateway closed this Series on January 21, 1994 after receiving $5,043,000 from 325 Limited Partner investors. Equity in Losses of Project Partnerships increased from $25,769 for the six months ended September 30, 1995 to $104,567 for the six months ended September 30, 1996 as 4 properties moved from the construction and rent-up phases to fully operating in 1996.

     At September 30, 1996, the Series had $164,535 of short-term investments (Cash and Cash Equivalents). It also had $247,619 in Zero Coupon Treasuries. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

     As disclosed on the statement of cash flows, the Series had a net loss of $116,803 for the six months ending September 30, 1996. After adjusting for Equity in Losses of Project Partnerships of $104,567 and the changes in operating assets and liabilities, net cash used in operating activities was $14,170. Cash provided by investing activities totaled $16,129 and was due to a reduction of receivables from Project Partnerships of $13,059 and cash distributions from Project Partnerships of $3,070. There were no unusual events or trends to describe.

     Interest income and expenses for the three and six months ended September 30, 1996 were comparable to the three and six months ended September 30, 1995. There were no unusual variations in the operating results between these two periods.

     Series 11 - Gateway closed this Series on April 29, 1994 after receiving $5,127,000 from 330 Limited investors. Equity in Losses of Project Partnerships increased from $29,488 of losses for the six months ended September 30, 1995 to $43,571 of income for the six months ended September 30, 1996 as seven properties moved from the construction and rent-up phases to fully operating in 1996.

     At September 30, 1996, the Series had $104,332 of short-term investments (Cash and Cash Equivalents). It also had $258,206 in Zero Coupon Treasuries. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

     As disclosed on the statement of cash flows, the Series had net income of $37,946 for the six months ending September 30, 1996. After adjusting for Equity in Income of Project Partnerships of $43,571 and the changes in operating assets and liabilities, net cash used in operating activities was $23,844. Cash used in investing activities totaled $236,851 and was used for the purchase of Investments in Project Partnerships. There were no unusual events or trends to describe.

     Expenses for the three months ended September 30, 1996 were comparable to the three months ended September 30, 1995. Expenses for the six months ended September 30, 1996 as compared to the six months ended September 30, 1995 increased mainly due to an increase in the Asset Management Fee as the number of properties increased year-to-date. Interest income decreased for the three and six months ended September 30, 1996 as compared to September 30, 1995 due to a decrease in the average balance of cash available for investment.

                                    PART II.  OTHER INFORMATION

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


                                          GATEWAY TAX CREDIT FUND III LTD.
                                          (A Florida Limited Partnership)
                                          By:  RJ Credit Partners, Inc.
                                          Managing General Partner




Date:  November 11, 1996                  By:/s/ Ronald M. Diner
                                          Ronald M. Diner
                                          President



Date:  November 11, 1996                  By:/s/ Sandra L. Furey
                                          Sandra L. Furey
                                          Secretary and Treasurer