Form 10-Q
period 1996-12-31
GATEWAY TAX CREDIT FUND III LTD
filed 1997-02-12
CIK 881716

SECURITIES AND EXCHANGE COMMISSION
                                       WASHINGTON, DC  20549

                                             FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
EXCHANGE ACT OF 1934

For The Quarterly Period Ended                  December 31, 1996

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

                                YES     X                   NO

                                                           Number of Units
      Title of Each Class                                 December 31, 1996
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

                                 GATEWAY TAX CREDIT FUND III LTD.
                                  (A Florida Limited Partnership)

                                          BALANCE SHEETS
                                               DECEMBER 31,        MARCH 31,
                                                   1996              1996
                                                 -----------     -----------
SERIES 7                                         (Unaudited)       (Audited)
ASSETS
Current Assets:
   Cash and Cash Equivalents                     $  221,213      $  259,782
   Investments in Securities                         43,827          42,189
   Receivable from Project Partnerships                   0               0
                                                 -----------     ----------
     Total Current Assets                           265,040         301,971

   Investments in Securities                        459,013         436,329
   Investments in Project
          Partnerships, Net                       4,756,650       5,464,982
                                                 -----------     ----------
       Total Assets                              $5,480,703      $6,203,282
                                                 ===========     ==========

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Payable to General Partners                   $   49,460      $   53,005
   Payable to Project Partnerships                        0               0
                                                  ----------     ----------
     Total Current Liabilities                       49,460          53,005

Long-Term Liabilities:
   Payable to General Partners                      162,238         139,289

Partners' Equity:
   Limited Partners (10,395 units for
   Series 7, 9,980 for Series 8,
   6,254 for Series 9, 5,043 for
   Series 10 and 5,127 for Series 11
   at December 31, 1996 and
   March 31, 1996)                                5,307,593       6,042,156
General Partners                                    (38,588)        (31,168)
                                                 -----------     ----------
     Total Partners' Equity                       5,269,005       6,010,988
                                                 -----------     ----------
       Total Liabilities and
          Partners Equity                        $5,480,703      $6,203,282
                                                 ===========     ==========
                          See accompanying notes to financial statements.

                                 GATEWAY TAX CREDIT FUND III LTD.
                                  (A Florida Limited Partnership)

                                          BALANCE SHEETS
                                                DECEMBER 31,       MARCH 31,
                                                    1996             1996
                                                 -----------      ----------
SERIES 8                                         (Unaudited)       (Audited)
ASSETS
Current Assets:
   Cash and Cash Equivalents                     $  354,016      $  295,021
   Investments in Securities                         38,839          37,407
   Receivable from Project Partnerships                 453          76,027
                                                 -----------     ----------
     Total Current Assets                           393,308         408,455

   Investments in Securities                        434,024         413,585
   Investments in Project
          Partnerships, Net                       4,834,391       5,658,160
                                                 -----------     ----------
       Total Assets                              $5,661,723      $6,480,200
                                                 ===========     ==========

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Payable to General Partners                   $   39,844      $   43,617
   Payable to Project Partnerships                        0               0
                                                 -----------     ----------
     Total Current Liabilities                       39,844          43,617

Long-Term Liabilities:
   Payable to General Partners                      194,934         155,249

Partners' Equity:
   Limited Partners (10,395 units for
   Series 7, 9,980 for Series 8,
   6,254 for Series 9, 5,043 for
   Series 10 and 5,127 for Series 11
   at December 31, 1996 and
   March 31, 1996)                                5,460,301       6,306,146
   General Partners                                 (33,356)        (24,812)
                                                  ----------     ----------
     Total Partners' Equity                       5,426,945       6,281,334
                                                 -----------     ----------
       Total Liabilities and
          Partners Equity                        $5,661,723      $6,480,200
                                                 ===========     ==========
                          See accompanying notes to financial statements.

                                 GATEWAY TAX CREDIT FUND III LTD.
                                  (A Florida Limited Partnership)

                                          BALANCE SHEETS
                                                DECEMBER 31,       MARCH 31,
                                                    1996             1996
                                                 -----------      ----------
SERIES 9                                         (Unaudited)       (Audited)
ASSETS
Current Assets:
   Cash and Cash Equivalents                     $  127,295      $  112,252
   Investments in Securities                         26,895          25,978
   Receivable from Project Partnerships                   0           8,545
                                                 -----------     ----------
     Total Current Assets                           154,190         146,775

   Investments in Securities                        293,126         280,586
   Investments in Project
          Partnerships, Net                       4,025,723       4,397,301
                                                 -----------     ----------
       Total Assets                              $4,473,039      $4,824,662
                                                 ===========     ==========

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Payable to General Partners                   $   22,775      $   25,016
   Payable to Project Partnerships                        0               0
                                                 -----------     ----------
     Total Current Liabilities                       22,775          25,016

Long-Term Liabilities:
   Payable to General Partners                      106,546          78,117

Partners' Equity:
   Limited Partners (10,395 units for
   Series 7, 9,980 for Series 8,
   6,254 for Series 9, 5,043 for
   Series 10 and 5,127 for Series 11
   at December 31, 1996 and
   March 31, 1996)                                4,355,118       4,729,151
   General Partners                                 (11,400)         (7,622)
                                                 -----------     ----------
     Total Partners' Equity                       4,343,718       4,721,529
                                                 -----------     ----------
       Total Liabilities and
          Partners Equity                        $4,473,039      $4,824,662
                                                 ===========     ==========
                          See accompanying notes to financial statements.

                                 GATEWAY TAX CREDIT FUND III LTD.
                                  (A Florida Limited Partnership)

                                          BALANCE SHEETS
                                                DECEMBER 31,       MARCH 31,
                                                    1996             1996
                                                 -----------      ----------
SERIES 10                                        (Unaudited)       (Audited)
ASSETS
Current Assets:
   Cash and Cash Equivalents                     $  163,586      $  162,576
   Investments in Securities                         19,913          19,125
   Receivable from Project Partnerships                   0          13,059
                                                 -----------     ----------
     Total Current Assets                           183,499         194,760

   Investments in Securities                        231,774         220,599
   Investments in Project
          Partnerships, Net                       3,632,462       3,788,041
                                                 -----------     ----------
       Total Assets                              $4,047,735      $4,203,400
                                                 ===========     ==========

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Payable to General Partners                   $   26,878      $   28,549
   Payable to Project Partnerships                    7,712           7,713
                                                 -----------     ----------
     Total Current Liabilities                       34,590          36,262

Long-Term Liabilities:
   Payable to General Partners                       29,847          18,327

Partners' Equity:
   Limited Partners (10,395 units for
   Series 7, 9,980 for Series 8,
   6,254 for Series 9, 5,043 for
   Series 10 and 5,127 for Series 11
   at December 31, 1996 and
   March 31, 1996)                                3,987,645       4,151,503
   General Partners                                  (4,347)         (2,692)
                                                 -----------     ----------
     Total Partners' Equity                       3,983,298       4,148,811
                                                 -----------     ----------
       Total Liabilities and
          Partners Equity                        $4,047,735      $4,203,400
                                                 ===========     ==========
                          See accompanying notes to financial statements.

                                 GATEWAY TAX CREDIT FUND III LTD.
                                  (A Florida Limited Partnership)

                                          BALANCE SHEETS
                                                DECEMBER 31,       MARCH 31,
                                                    1996             1996
                                                 -----------      ----------
SERIES 11                                        (Unaudited)       (Audited)
ASSETS
Current Assets:
   Cash and Cash Equivalents                     $  130,013      $  365,027
   Investments in Securities                         19,904          18,995
   Receivable from Project Partnerships                   0           8,250
                                                 -----------     ----------
     Total Current Assets                           149,917         392,272

   Investments in Securities                        242,966         230,179
   Investments in Project
          Partnerships, Net                       4,348,650       4,340,316
                                                 -----------     ----------
       Total Assets                              $4,741,533      $4,962,767
                                                 ===========     ==========


LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Payable to General Partners                   $   28,565      $   32,148
   Payable to Project Partnerships                        0         279,887
                                                 -----------     ----------
     Total Current Liabilities                       28,565         312,035

Long-Term Liabilities:
   Payable to General Partners                            0           3,707

Partners' Equity:
   Limited Partners (10,395 units for
   Series 7, 9,980 for Series 8,
   6,254 for Series 9, 5,043 for
   Series 10 and 5,127 for Series 11
   at December 31, 1996 and
   March 31, 1996)                                4,711,830       4,646,546
   General Partners                                   1,138             479
                                                 -----------     ----------
     Total Partners' Equity                       4,712,968       4,647,025
                                                 -----------      ---------
       Total Liabilities and
          Partners Equity                        $4,741,533      $4,962,767
                                                 ===========      =========
                          See accompanying notes to financial statements.

                                 GATEWAY TAX CREDIT FUND III LTD.
                                  (A Florida Limited Partnership)

                                          BALANCE SHEETS
                                                DECEMBER 31,       MARCH 31,
                                                    1996             1996
                                                 -----------      ----------
TOTAL SERIES 7 - 11                              (Unaudited)       (Audited)
ASSETS
Current Assets:
   Cash and Cash Equivalents                    $   996,123     $ 1,194,658
   Investments in Securities                        149,378         143,694
   Receivable from Project Partnerships                 453         105,881
                                                ------------    -----------
     Total Current Assets                         1,145,954       1,444,233

   Investments in Securities                      1,660,903       1,581,278
   Investments in Project
          Partnerships, Net                      21,597,876      23,648,800
                                                ------------    -----------
       Total Assets                             $24,404,733     $26,674,311
                                                ============    ===========

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Payable to General Partners                  $   167,522     $   182,335
   Payable to Project Partnerships                    7,712         287,600
                                                ------------    -----------
     Total Current Liabilities                      175,234         469,935

Long-Term Liabilities:
   Payable to General Partners                      493,565         394,689
Partners' Equity:
   Limited Partners (10,395 units for
   Series 7, 9,980 for Series 8,
   6,254 for Series 9, 5,043 for
   Series 10 and 5,127 for Series 11
   at December 31, 1996 and
   March 31, 1996)                               23,822,487      25,875,502
   General Partners                                 (86,553)        (65,815)
                                                ------------    -----------
     Total Partners' Equity                      23,735,934      25,809,687
                                                ------------    -----------
       Total Liabilities and
          Partners Equity                       $24,404,733     $26,674,311
                                                ============    ===========
                          See accompanying notes to financial statements.

                                 GATEWAY TAX CREDIT FUND III LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENTS OF OPERATIONS
                                            (Unaudited)

                      FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995:


                                                     1996            1995
SERIES 7                                         -----------      ----------
Revenues:
   Interest Income                               $   10,938      $   10,880
                                                 -----------     -----------
Expenses:
   Asset Management Fee-
     General Partner                                 19,500          19,500
   General and Administrative-
     General Partner                                  2,954           3,000
   General and Administrative-
     Other                                            2,160           1,545
   Amortization                                       5,486           5,392
                                                 -----------     -----------
     Total Expenses                                  30,100          29,437

Loss Before Equity in Losses of
 Project Partnerships                               (19,162)        (18,557)
Equity in Income (Losses) of Project
 Partnerships                                      (248,641)       (181,622)
                                                 -----------     -----------
Net Loss                                         $ (267,803)     $ (200,179)
                                                 ===========     ===========
Allocation of Net Loss:
   Limited Partners                              $ (265,125)     $ (198,177)
   General Partners                                  (2,678)         (2,002)
                                                 -----------     -----------
                                                 $ (267,803)     $ (200,179)
                                                 ===========     ===========
Net Loss Per Limited
 Partnership Unit                                $   (25.51)     $   (19.06)

Number of Limited
 Partnership Units Outstanding                       10,395          10,395


                          See accompanying notes to financial statements.

                                 GATEWAY TAX CREDIT FUND III LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENTS OF OPERATIONS
                                            (Unaudited)

                      FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995:


                                                      1996            1995
SERIES 8                                         -----------      ----------
Revenues:
   Interest Income                               $    11,669     $   10,401
                                                 -----------     ----------
Expenses:
   Asset Management Fee-
     General Partner                                 21,500          21,500
   General and Administrative-
     General Partner                                  3,257           3,208
   General and Administrative-
     Other                                            2,246           1,943
   Amortization                                       3,745           3,911
                                                 -----------     -----------
     Total Expenses                                  30,748          30,562
                                                 -----------     -----------
Loss Before Equity in Losses of
 Project Partnerships                               (19,079)        (20,161)
Equity in Income (Losses) of Project
 Partnerships                                      (372,161)       (238,153)
                                                 -----------     -----------
Net Loss                                         $ (391,240)     $ (258,314)
                                                 ===========     ===========
Allocation of Net Loss:
   Limited Partners                              $ (387,327)     $ (255,731)
   General Partners                                  (3,913)         (2,583)
                                                 -----------     -----------
                                                 $ (391,240)     $ (258,314)
                                                 ===========     ===========
Net Loss Per Limited
 Partnership Unit                                $   (38.81)     $   (25.62)

Number of Limited
 Partnership Units Outstanding                        9,980           9,980


                          See accompanying notes to financial statements.

                                 GATEWAY TAX CREDIT FUND III LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENTS OF OPERATIONS
                                            (Unaudited)

                      FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995:


                                                      1996            1995
SERIES 9                                         -----------      ----------
Revenues:
   Interest Income                               $    8,436      $    6,095
                                                 -----------     -----------
Expenses:
   Asset Management Fee-
     General Partner                                 12,000          12,000
   General and Administrative-
     General Partner                                  1,818           1,847
   General and Administrative-
     Other                                            1,373           1,078
   Amortization                                       1,779           1,762
                                                 -----------     -----------
     Total Expenses                                  16,970          16,687
                                                 -----------     -----------
Loss Before Equity in Losses of
 Project Partnerships                                (8,534)        (10,592)
Equity in Income (Losses) of Project
 Partnerships                                      (116,661)          4,026
                                                 -----------     -----------
Net Loss                                         $ (125,195)     $   (6,566)
                                                 ===========     ===========
Allocation of Net Loss:
   Limited Partners                              $ (123,943)     $   (6,500)
   General Partners                                  (1,252)            (66)
                                                 -----------     -----------
                                                 $ (125,195)     $   (6,566)
                                                 ===========     ===========
Net Loss Per Limited
 Partnership Unit                                $   (19.82)     $    (1.04)

Number of Limited
 Partnership Units Outstanding                        6,254           6,254


                          See accompanying notes to financial statements.

                                 GATEWAY TAX CREDIT FUND III LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENTS OF OPERATIONS
                                            (Unaudited)

                      FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995:


                                                      1996            1995
SERIES 10                                        -----------      ----------
Revenues:
   Interest Income                               $    6,032      $    6,633
                                                 -----------     -----------
Expenses:
   Asset Management Fee-
     General Partner                                  7,500           7,500
   General and Administrative-
     General Partner                                  1,136           1,154
   General and Administrative-
     Other                                            1,101             992
   Amortization                                       1,476           1,454
                                                 -----------     -----------
     Total Expenses                                  11,213          11,100
                                                 -----------     -----------
Loss Before Equity in Losses of
 Project Partnerships                                (5,181)         (4,467)
Equity in Income (Losses) of Project
 Partnerships                                       (43,529)         35,237
                                                 -----------     -----------
Net Income (Loss)                                $  (48,710)     $   30,770
                                                 ===========     ===========
Allocation of Net Income (Loss):
   Limited Partners                              $  (48,223)     $   30,462
   General Partners                                    (487)            308
                                                 -----------     -----------
                                                 $  (48,710)     $   30,770
                                                 ===========     ===========
Net Income (Loss) Per Limited
 Partnership Unit                                $    (9.56)     $     6.04

Number of Limited
 Partnership Units Outstanding                        5,043           5,043


                          See accompanying notes to financial statements.

                                 GATEWAY TAX CREDIT FUND III LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENTS OF OPERATIONS
                                            (Unaudited)

                      FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995:


                                                      1996            1995
SERIES 11                                        -----------      ----------
Revenues:
   Interest Income                               $    7,451      $   14,265
                                                 -----------     -----------
Expenses:
   Asset Management Fee-
     General Partner                                  6,000           5,233
   General and Administrative-
     General Partner                                    908             923
   General and Administrative-
     Other                                            1,081             795
   Amortization                                       1,663           1,585
                                                 -----------     -----------
     Total Expenses                                   9,652           8,536
                                                 -----------     -----------
Income (Loss) Before Equity in Income
 (Losses) of Project Partnerships                    (2,201)          5,729
Equity in Income (Losses) of Project
 Partnerships                                        30,198          99,594
                                                 -----------     -----------
Net Income (Loss)                                $   27,997      $  105,323
                                                 ===========     ===========
Allocation of Net Income (Loss):
   Limited Partners                              $   27,717        $104,270
   General Partners                                     280           1,053
                                                 -----------     -----------
                                                 $   27,997      $  105,323
                                                 ===========     ===========
Net Income (Loss) Per Limited
 Partnership Unit                                $     5.41      $    20.34

Number of Limited
 Partnership Units Outstanding                        5,127           5,127


                          See accompanying notes to financial statements.

                                 GATEWAY TAX CREDIT FUND III LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENTS OF OPERATIONS
                                            (Unaudited)

                      FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995:


                                                     1996            1995
TOTAL SERIES 7 - 11                              -----------      ----------
Revenues:
   Interest Income                               $   44,526      $   48,274
                                                 -----------     -----------
Expenses:
   Asset Management Fee-
     General Partner                                 66,500          65,733
   General and Administrative-
     General Partner                                 10,073          10,132
   General and Administrative-
     Other                                            7,961           6,353
   Amortization                                      14,149          14,104
                                                 -----------     -----------
     Total Expenses                                  98,683          96,322
                                                 -----------     -----------
Loss Before Equity in Losses of
 Project Partnerships                               (54,157)        (48,048)
Equity in Income (Losses) of Project
 Partnerships                                      (750,794)       (280,918)
                                                 -----------     -----------
Net Loss                                         $ (804,951)     $ (328,966)
                                                 ===========     ===========
Allocation of Net Loss:
   Limited Partners                              $ (796,901)     $ (325,675)
   General Partners                                  (8,050)         (3,290)
                                                 -----------     -----------
                                                 $ (804,951)     $ (328,965)
                                                 ===========     ===========






                          See accompanying notes to financial statements.

                                 GATEWAY TAX CREDIT FUND III LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENTS OF OPERATIONS
                                            (Unaudited)

                       FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995:


                                                     1996            1995
SERIES 7                                         -----------      ----------
Revenues:
   Interest Income                               $   32,878      $   43,767
                                                 -----------     -----------
Expenses:
   Asset Management Fee-
     General Partner                                 58,500          58,000
   General and Administrative-
     General Partner                                  8,874           8,650
   General and Administrative-
     Other                                           14,476          14,980
   Amortization                                      16,432          16,418
                                                 -----------     -----------
     Total Expenses                                  98,282          97,958

Loss Before Equity in Losses of
 Project Partnerships                               (65,404)        (54,191)
Equity in Income (Losses) of Project
 Partnerships                                      (676,579)       (697,657)
                                                 -----------     -----------
Net Loss                                         $ (741,983)     $ (751,848)
                                                 ===========     ===========
Allocation of Net Loss:
   Limited Partners                              $ (734,563)     $ (744,330)
   General Partners                                  (7,420)         (7,518)
                                                 -----------     -----------
                                                 $ (741,983)     $ (751,848)
                                                 ===========     ===========
Net Loss Per Limited
 Partnership Unit                                $   (70.67)     $   (71.60)

Number of Limited
 Partnership Units Outstanding                       10,395          10,395


                          See accompanying notes to financial statements.

                                 GATEWAY TAX CREDIT FUND III LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENTS OF OPERATIONS
                                            (Unaudited)

                       FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995:


                                                      1996            1995
SERIES 8                                         -----------      ----------
Revenues:
   Interest Income                               $    37,445     $   35,743
                                                 -----------     ----------
Expenses:
   Asset Management Fee-
     General Partner                                 64,500          64,500
   General and Administrative-
     General Partner                                  9,785           9,513
   General and Administrative-
     Other                                           15,637          16,288
   Amortization                                       9,805          10,248
                                                 -----------     -----------
     Total Expenses                                  99,727         100,549
                                                 -----------     -----------
Loss Before Equity in Losses of
 Project Partnerships                               (62,282)        (64,806)
Equity in Income (Losses) of Project
 Partnerships                                      (792,107)       (651,504)
                                                 -----------     -----------
Net Loss                                         $ (854,389)     $ (716,310)
                                                 ===========     ===========
Allocation of Net Loss:
   Limited Partners                              $ (845,845)     $ (709,147)
   General Partners                                  (8,544)         (7,163)
                                                 -----------     -----------
                                                 $ (854,389)     $ (716,310)
                                                 ===========     ===========
Net Loss Per Limited
 Partnership Unit                                $   (84.75)     $   (71.06)

Number of Limited
 Partnership Units Outstanding                        9,980           9,980


                          See accompanying notes to financial statements.

                                 GATEWAY TAX CREDIT FUND III LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENTS OF OPERATIONS
                                            (Unaudited)

                       FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995:


                                                      1996            1995
SERIES 9                                         -----------     -----------
Revenues:
   Interest Income                               $   19,885      $   23,570
                                                 -----------     -----------
Expenses:
   Asset Management Fee-
     General Partner                                 36,000          36,000
   General and Administrative-
     General Partner                                  5,462           5,366
   General and Administrative-
     Other                                            8,892           9,306
   Amortization                                       5,337           4,835
                                                 -----------     -----------
     Total Expenses                                  55,691          55,507
                                                 -----------     -----------
Loss Before Equity in Losses of
 Project Partnerships                               (35,806)        (31,937)
Equity in Income (Losses) of Project
 Partnerships                                      (342,005)        (51,915)
                                                 -----------     -----------
Net Loss                                         $ (377,811)     $  (83,852)
                                                 ===========     ===========
Allocation of Net Loss:
   Limited Partners                              $ (374,033)     $  (83,013)
   General Partners                                  (3,778)           (839)
                                                 -----------     -----------
                                                 $ (377,811)     $  (83,852)
                                                 ===========     ===========
Net Loss Per Limited
 Partnership Unit                                $   (59.81)     $   (13.27)

Number of Limited
 Partnership Units Outstanding                        6,254           6,254


                          See accompanying notes to financial statements.

                                 GATEWAY TAX CREDIT FUND III LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENTS OF OPERATIONS
                                            (Unaudited)

                       FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995:


                                                      1996            1995
SERIES 10                                        -----------     -----------
Revenues:
   Interest Income                               $   19,065      $   21,050
                                                 -----------     -----------
Expenses:
   Asset Management Fee-
     General Partner                                 22,500          22,500
   General and Administrative-
     General Partner                                  3,412           3,352
   General and Administrative-
     Other                                            6,158           5,602
   Amortization                                       4,412           4,302
                                                 -----------     -----------
     Total Expenses                                  36,482          35,756
                                                 -----------     -----------
Loss Before Equity in Losses of
 Project Partnerships                               (17,417)        (14,706)
Equity in Income (Losses) of Project
 Partnerships                                      (148,096)          9,468
                                                 -----------     -----------
Net Loss                                         $ (165,513)     $   (5,238)
                                                 ===========     ===========
Allocation of Net Loss:
   Limited Partners                              $ (163,858)     $   (5,186)
   General Partners                                  (1,655)            (52)
                                                 -----------     -----------
                                                 $ (165,513)     $   (5,238)
                                                 ===========     ===========
Net Loss Per Limited
 Partnership Unit                                $   (32.49)     $    (1.03)

Number of Limited
 Partnership Units Outstanding                        5,043           5,043


                          See accompanying notes to financial statements.

                                 GATEWAY TAX CREDIT FUND III LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENTS OF OPERATIONS
                                            (Unaudited)

                       FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995:


                                                      1996            1995
SERIES 11                                        -----------     -----------
Revenues:
   Interest Income                               $   23,447      $   59,354
                                                 -----------     -----------
Expenses:
   Asset Management Fee-
     General Partner                                 18,000          14,888
   General and Administrative-
     General Partner                                  2,728           2,622
   General and Administrative-
     Other                                            5,357           5,337
   Amortization                                       5,188           3,437
                                                 -----------     -----------
     Total Expenses                                  31,273          26,284
                                                 -----------     -----------
Income (Loss) Before Equity in Income
 (Losses) of Project Partnerships                    (7,826)         33,070
Equity in Income (Losses) of Project
 Partnerships                                        73,769          70,106
                                                 -----------     -----------
Net Income (Loss)                                $   65,943      $  103,176
                                                 ===========     ===========
Allocation of Net Income (Loss):
   Limited Partners                              $   65,284      $  102,144
   General Partners                                     659           1,032
                                                 -----------     -----------
                                                 $   65,943      $  103,176
                                                 ===========     ===========
Net Income (Loss) Per Limited
 Partnership Unit                                $    12.73      $    19.92

Number of Limited
 Partnership Units Outstanding                        5,127           5,127


                          See accompanying notes to financial statements.

                                 GATEWAY TAX CREDIT FUND III LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENTS OF OPERATIONS
                                            (Unaudited)

                       FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995:


                                                     1996            1995
TOTAL SERIES 7 - 11                              -----------    ------------
Revenues:
   Interest Income                              $   132,720     $   183,484
                                                ------------    ------------
Expenses:
   Asset Management Fee-
     General Partner                                199,500         195,888
   General and Administrative-
     General Partner                                 30,261          29,413
   General and Administrative-
     Other                                           50,520          51,513
   Amortization                                      41,174          39,240
                                                ------------    ------------
     Total Expenses                                 321,455         316,054
                                                ------------    ------------
Loss Before Equity in Losses of
 Project Partnerships                              (188,735)       (132,570)
Equity in Income (Losses) of Project
 Partnerships                                    (1,885,018)     (1,321,502)
                                                ------------    ------------
Net Loss                                        $(2,073,753)    $(1,454,072)
                                                ============    ============
Allocation of Net Loss:
   Limited Partners                             $(2,053,015)    $(1,439,532)
   General Partners                                 (20,738)        (14,540)
                                                ------------    ------------
                                                $(2,073,753)    $(1,454,072)
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

                                 GATEWAY TAX CREDIT FUND III LTD.
                                  (A Florida Limited Partnership)

                                  STATEMENTS OF PARTNERS' EQUITY
                                            (Unaudited)

                       FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995:

                                                    General
                                 Limited           Partners'            Total
                                 Partners'           Equity           Partners'
                                  Equity          (Deficit)            Equity
SERIES 7                       -----------       -----------        -----------

Balance at
 March 31, 1995               $ 7,046,659         $ (21,021)       $ 7,025,638

Distributions                           0                 0                  0

Net Loss                         (744,330)           (7,518)          (751,848)
                               -----------        ----------        -----------
Balance at
 December 31, 1995            $ 6,302,329         $ (28,539)       $ 6,273,790
                               ===========        ==========        ===========

Balance at
 March 31, 1996               $ 6,042,156         $ (31,168)       $ 6,010,988

Net Loss                         (734,563)           (7,420)          (741,983)
                               -----------        ----------        -----------
Balance at
 December 31, 1996            $ 5,307,593         $ (38,588)       $ 5,269,005
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

                                 GATEWAY TAX CREDIT FUND III LTD.
                                  (A Florida Limited Partnership)

                                  STATEMENTS OF PARTNERS' EQUITY
                                            (Unaudited)

                       FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995:

                                                    General
                                 Limited           Partners'            Total
                                 Partners'           Equity           Partners'
                                  Equity          (Deficit)            Equity
SERIES 8                       -----------       -----------        -----------

Balance at
 March 31, 1995               $ 7,495,677         $ (12,797)       $ 7,482,880

Distributions                           0                 0                  0

Net Loss                         (709,147)           (7,163)          (716,310)
                               -----------        ----------        -----------
Balance at
 December 31, 1995            $ 6,786,530         $ (19,960)       $ 6,766,570
                               ===========        ==========        ===========

Balance at
 March 31, 1996               $ 6,306,146         $ (24,812)       $ 6,281,334

Net Loss                         (845,845)           (8,544)          (854,389)
                               -----------        ----------        -----------
Balance at
 December 31, 1996            $ 5,460,301         $ (33,356)       $ 5,426,945
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

                                 GATEWAY TAX CREDIT FUND III LTD.
                                  (A Florida Limited Partnership)

                                  STATEMENTS OF PARTNERS' EQUITY
                                            (Unaudited)

                       FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995:

                                                    General
                                 Limited           Partners'            Total
                                 Partners'           Equity           Partners'
                                  Equity          (Deficit)            Equity
SERIES 9                       -----------       -----------        -----------

Balance at
 March 31, 1995               $ 5,228,817          $ (2,575)       $ 5,226,242

Distributions                           0                 0                  0

Net Loss                          (83,013)             (839)           (83,852)
                               -----------        ----------        -----------
Balance at
 December 31, 1995            $ 5,145,804          $ (3,414)       $ 5,142,390
                               ===========        ==========        ===========

Balance at
 March 31, 1996               $ 4,729,151          $ (7,622)       $ 4,721,529

Net Loss                         (374,033)           (3,778)          (377,811)
                               -----------        ----------        -----------
Balance at
 December 31, 1996            $ 4,355,118          $(11,400)       $ 4,343,718
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

                                 GATEWAY TAX CREDIT FUND III LTD.
                                  (A Florida Limited Partnership)

                                  STATEMENTS OF PARTNERS' EQUITY
                                            (Unaudited)

                       FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995:

                                                    General
                                 Limited           Partners'            Total
                                 Partners'           Equity           Partners'
                                  Equity          (Deficit)            Equity
SERIES 10                      -----------       -----------        -----------

Balance at
 March 31, 1995               $ 4,338,647         $    (802)       $ 4,337,845

Distributions                           0                 0                  0

Net Loss                           (5,186)              (52)            (5,238)
                               -----------        ----------        -----------
Balance at
 December 31, 1995            $ 4,333,461         $    (854)       $ 4,332,607
                               ===========        ==========        ===========

Balance at
 March 31, 1996               $ 4,151,503          $ (2,692)       $ 4,148,811

Net Loss                         (163,858)           (1,655)          (165,513)
                               -----------        ----------        -----------
Balance at
 December 31, 1996            $ 3,987,645          $ (4,347)       $ 3,983,298
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

                                 GATEWAY TAX CREDIT FUND III LTD.
                                  (A Florida Limited Partnership)

                                  STATEMENTS OF PARTNERS' EQUITY
                                            (Unaudited)

                       FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995:

                                                    General
                                 Limited           Partners'            Total
                                 Partners'           Equity           Partners'
                                  Equity          (Deficit)            Equity
SERIES 11                      -----------       -----------        -----------

Balance at
 March 31, 1995               $ 4,800,616         $   1,564        $ 4,802,180

Distributions                     (46,690)                0            (46,690)

Net Income (Loss)                 102,144             1,032            103,176
                               -----------        ----------        -----------
Balance at
 December 31, 1995            $ 4,856,070         $   2,596        $ 4,858,666
                               ===========        ==========        ===========

Balance at
 March 31, 1996               $ 4,646,546         $     479        $ 4,647,025

Net Income (Loss)                  65,284               659             65,943
                               -----------        ----------        -----------
Balance at
 December 31, 1996            $ 4,711,830         $   1,138        $ 4,712,968
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

                                 GATEWAY TAX CREDIT FUND III LTD.
                                  (A Florida Limited Partnership)

                                  STATEMENTS OF PARTNERS' EQUITY
                                            (Unaudited)

                       FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995:

                                                    General
                                 Limited           Partners'            Total
                                 Partners'           Equity           Partners'
                                  Equity          (Deficit)            Equity
TOTAL SERIES 7-11              -----------       -----------        -----------

Balance at
 March 31, 1995               $28,910,416        $  (35,631)       $28,874,785

Distributions                     (46,690)                0            (46,690)

Net Loss                       (1,439,532)          (14,540)        (1,454,072)
                               -----------        ----------        -----------
Balance at
 December 31, 1995            $27,424,194        $  (50,171)       $27,374,023
                               ===========        ==========        ===========
Balance at
 March 31, 1996               $25,875,502        $  (65,815)       $25,809,687

Net Loss                       (2,053,015)          (20,738)        (2,073,753)
                               -----------        ----------        -----------
Balance at
 December 31, 1996            $23,822,487        $  (86,553)       $23,735,934
                               ===========        ==========        ===========




                          See accompanying notes to financial statements.

                                 GATEWAY TAX CREDIT FUND III LTD.
                                  (A Florida Limited Partnership)
                                     STATEMENTS OF CASH FLOWS
                                            (Unaudited)
                       FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995:
                                                           1996          1995
SERIES 7                                              -----------     ---------
Cash Flows from Operating Activities:
   Net Income (Loss)                                  $ (741,983)   $ (751,848)
   Adjustments to Reconcile Net Income
    (Loss) to Net Cash Provided by (Used in)
    Operating Activities:
     Amortization                                         16,432        16,418
     Accreted Interest Income
      on Investments in Securities                       (24,321)      (24,116)
     Equity in (Income)/Losses of
      Project Partnerships                               676,579       697,657
     Payment of Asset Management Fee                      35,551        27,680
      Changes in Operating Assets and Liabilities:
       Increase in Payable to
         General Partners                                (16,147)         (823)
                                                      -----------   -----------
         Net Cash Provided by (Used in)
         Operating Activities                            (53,889)      (35,032)
                                                      -----------   -----------
Cash Flows from Investing Activities:
   Investments in Project Partnerships                    (3,333)     (421,182)
   Increase in Accounts Receivable                             0             0
   (Increase) Decrease in Receivable
     from Project Partnerships                                 0             0
   Acquisition Fees and Expenses                            (272)       (2,142)
   Distributions Received from
     Project Partnerships                                 18,925        18,941
   Increase (Decrease) in Payable -
     General Partners - Acquisition Fees                       0             0
     Project Partnerships                                      0             0
                                                      -----------   -----------
         Net Cash Provided by (Used in)
         Investing Activities                             15,320      (404,383)
                                                      -----------   -----------
Cash Flows from Financing Activities:
   Distributions                                               0             0
                                                      -----------   -----------
         Net Cash Provided by (Used in)
         Investing Activities                                  0             0
                                                      -----------   -----------
Increase (Decrease) in Cash and
 Cash Equivalents                                        (38,569)     (439,415)
Cash and Cash Equivalents at
 Beginning of Year                                       259,782       656,686
                                                      -----------   -----------
Cash and Cash Equivalents at
 End of Year                                          $  221,213    $  217,271
                                                      ===========   ===========
                          See accompanying notes to financial statements.
                                 GATEWAY TAX CREDIT FUND III LTD.
                                  (A Florida Limited Partnership)
                                     STATEMENTS OF CASH FLOWS
                                            (Unaudited)
                       FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995:
                                                           1996          1995
SERIES 8                                              -----------     ---------
Cash Flows from Operating Activities:
   Net Income (Loss)                                  $ (854,389)   $ (716,310)
   Adjustments to Reconcile Net Income
    (Loss) to Net Cash Provided by (Used in)
    Operating Activities:
     Amortization                                          9,805        10,248
     Accreted Interest Income
      on Investments in Securities                       (21,871)      (21,737)
     Equity in (Income)/Losses of
      Project Partnerships                               792,107       651,504
     Payment of Asset Management Fee                      24,813        16,236
      Changes in Operating Assets and Liabilities:
       Increase in Payable to
         General Partners                                 11,100        27,325
                                                      -----------   -----------
         Net Cash Provided by (Used in)
         Operating Activities                            (38,435)      (32,734)
                                                      -----------   -----------
Cash Flows from Investing Activities:
   Investments in Project Partnerships                       453        28,554
   Increase in Accounts Receivable                             0             0
   (Increase) Decrease in Receivable
     from Project Partnerships                            75,574       133,482
   Acquisition Fees and Expenses                               0             0
   Distributions Received from
     Project Partnerships                                 21,403        11,337
   Increase (Decrease) in Payable -
     General Partners - Acquisition Fees                       0             0
     Project Partnerships                                      0      (241,400)
                                                      -----------   -----------
         Net Cash Provided by (Used in)
         Investing Activities                             97,430       (68,027)
                                                      -----------   -----------
Cash Flows from Financing Activities:
   Distributions                                               0             0
                                                      -----------   -----------
         Net Cash Provided by (Used in)
         Investing Activities                                  0             0
                                                      -----------   -----------
Increase (Decrease) in Cash and
 Cash Equivalents                                         58,995      (100,761)
Cash and Cash Equivalents at
 Beginning of Year                                       295,021       343,908
                                                      -----------   -----------
Cash and Cash Equivalents at
 End of Year                                          $  354,016    $  243,147
                                                      ===========   ===========
                          See accompanying notes to financial statements.
                                 GATEWAY TAX CREDIT FUND III LTD.
                                  (A Florida Limited Partnership)
                                     STATEMENTS OF CASH FLOWS
                                            (Unaudited)
                       FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995:
                                                           1996          1995
SERIES 9                                              -----------   -----------
Cash Flows from Operating Activities:
   Net Income (Loss)                                  $ (377,811)   $  (83,852)
   Adjustments to Reconcile Net Income
    (Loss) to Net Cash Provided by (Used in)
    Operating Activities:
     Amortization                                          5,337         4,835
     Accreted Interest Income
      on Investments in Securities                       (13,457)      (13,481)
     Equity in (Income)/Losses of
      Project Partnerships                               342,005        51,915
     Payment of Asset Management Fee                       7,570             0
      Changes in Operating Assets and Liabilities:
       Increase in Payable to
         General Partners                                 18,618        26,976
                                                      -----------   -----------
         Net Cash Provided by (Used in)
         Operating Activities                            (17,738)      (13,607)
                                                      -----------   -----------
Cash Flows from Investing Activities:
   Investments in Project Partnerships                    18,076        21,192
   Increase in Accounts Receivable                             0             0
   (Increase) Decrease in Receivable
     from Project Partnerships                             8,545        14,382
   Acquisition Fees and Expenses                               0        (5,124)
   Distributions Received from
     Project Partnerships                                  6,160         6,034
   Increase (Decrease) in Payable -
     General Partners - Acquisition Fees                       0         5,124
     Project Partnerships                                      0      (333,006)
                                                      -----------   -----------
         Net Cash Provided by (Used in)
         Investing Activities                             32,781      (291,398)
                                                      -----------   -----------
Cash Flows from Financing Activities:
   Distributions                                               0             0
                                                      -----------   -----------
         Net Cash Provided by (Used in)
         Investing Activities                                  0             0
                                                      -----------   -----------
Increase (Decrease) in Cash and
 Cash Equivalents                                         15,043      (305,005)
Cash and Cash Equivalents at
 Beginning of Year                                       112,252       386,116
                                                      -----------   -----------
Cash and Cash Equivalents at
 End of Year                                          $  127,295    $   81,111
                                                      ===========   ===========
                          See accompanying notes to financial statements.
                                 GATEWAY TAX CREDIT FUND III LTD.
                                  (A Florida Limited Partnership)
                                     STATEMENTS OF CASH FLOWS
                                            (Unaudited)
                       FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995:
                                                           1996          1995
SERIES 10                                             -----------     ---------
Cash Flows from Operating Activities:
   Net Income (Loss)                                  $ (165,513)   $   (5,238)
   Adjustments to Reconcile Net Income
    (Loss) to Net Cash Provided by (Used in)
    Operating Activities:
     Amortization                                          4,412         4,302
     Accreted Interest Income
      on Investments in Securities                       (11,963)      (11,859)
     Equity in (Income)/Losses of
      Project Partnerships                               148,096        (9.468)
     Payment of Asset Management Fee                      10,981        17,050
      Changes in Operating Assets and Liabilities:
       Increase in Payable to
         General Partners                                 (1,132)      (14,791)
                                                      -----------   -----------
         Net Cash Provided by (Used in)
         Operating Activities                            (15,119)      (20,004)
                                                      -----------   -----------
Cash Flows from Investing Activities:
   Investments in Project Partnerships                         0       (13,737)
   Increase in Accounts Receivable                             0             0
   (Increase) Decrease in Receivable
     from Project Partnerships                            13,059       (13,059)
   Acquisition Fees and Expenses                               0           (96)
   Distributions Received from
     Project Partnerships                                  3,070         1,823
   Increase (Decrease) in Payable -
     General Partners - Acquisition Fees                       0             0
     Project Partnerships                                      0       (61,812)
                                                      -----------   -----------
         Net Cash Provided by (Used in)
         Investing Activities                             16,129       (86,881)
                                                      -----------   -----------
Cash Flows from Financing Activities:
   Distributions                                               0             0
                                                      -----------   -----------
         Net Cash Provided by (Used in)
         Investing Activities                                  0             0
                                                      -----------   -----------
Increase (Decrease) in Cash and
 Cash Equivalents                                          1,010      (106,885)
Cash and Cash Equivalents at
 Beginning of Year                                       162,576       318,131
                                                      -----------   -----------
Cash and Cash Equivalents at
 End of Year                                          $  163,586    $  211,246
                                                      ===========   ===========
                          See accompanying notes to financial statements.
                                 GATEWAY TAX CREDIT FUND III LTD.
                                  (A Florida Limited Partnership)
                                     STATEMENTS OF CASH FLOWS
                                            (Unaudited)
                       FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995:
                                                           1996          1995
SERIES 11                                             -----------     ---------
Cash Flows from Operating Activities:
   Net Income (Loss)                                  $   65,943    $  103,176
   Adjustments to Reconcile Net Income
    (Loss) to Net Cash Provided by (Used in)
    Operating Activities:
     Amortization                                          5,188         3,437
     Accreted Interest Income
      on Investments in Securities                       (13,697)      (13,512)
     Equity in (Income)/Losses of
      Project Partnerships                               (73,769)      (70,106)
     Payment of Asset Management Fee                      19,785             0
      Changes in Operating Assets and Liabilities:
       Increase in Payable to
         General Partners                                (27,074)      (44,969)
                                                      -----------   -----------
         Net Cash Provided by (Used in)
         Operating Activities                            (23,624)      (21,974)
                                                      -----------   -----------
Cash Flows from Investing Activities:
   Investments in Project Partnerships                    58,925      (617,714)
   Increase in Accounts Receivable                             0        (2,395)
   (Increase) Decrease in Receivable
     from Project Partnerships                             8,250             0
   Acquisition Fees and Expenses                            (178)     (105,176)
   Distributions Received from
     Project Partnerships                                  1,500             0
   Increase (Decrease) in Payable -
     General Partners - Acquisition Fees                       0             0
     Project Partnerships                               (279,887)      (67,522)
                                                      -----------   -----------
         Net Cash Provided by (Used in)
         Investing Activities                           (211,390)     (792,807)
                                                      -----------   -----------
Cash Flows from Financing Activities:
   Distributions                                               0       (46,690)
                                                      -----------   -----------
         Net Cash Provided by (Used in)
         Investing Activities                                  0       (46,690)
                                                      -----------   -----------
Increase (Decrease) in Cash and
 Cash Equivalents                                       (235,014)     (861,471)
Cash and Cash Equivalents at
 Beginning of Year                                       365,027     1,598,884
                                                      -----------   -----------
Cash and Cash Equivalents at
 End of Year                                          $  130,013    $  737,413
                                                      ===========   ===========
                          See accompanying notes to financial statements.
                                 GATEWAY TAX CREDIT FUND III LTD.
                                  (A Florida Limited Partnership)
                                     STATEMENTS OF CASH FLOWS
                                            (Unaudited)
                       FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995:
                                                           1996          1995
TOTAL SERIES 7 - 11                                   -----------     ---------
Cash Flows from Operating Activities:
   Net Income (Loss)                                 $(2,073,753)  $(1,454,072)
   Adjustments to Reconcile Net Income
    (Loss) to Net Cash Provided by (Used in)
    Operating Activities:
     Amortization                                         41,174        39,240
     Accreted Interest Income
      on Investments in Securities                       (85,309)      (84,705)
     Equity in (Income)/Losses of
      Project Partnerships                             1,885,018     1,321,502
     Payment of Asset Management Fee                      98,700        60,966
      Changes in Operating Assets and Liabilities:
       Increase in Payable to
         General Partners                                (14,635)       (6,282)
                                                     ------------  ------------
         Net Cash Provided by (Used in)
         Operating Activities                           (148,805)     (123,351)
                                                     ------------  ------------
Cash Flows from Investing Activities:
   Investments in Project Partnerships                    74,122    (1,002,887)
   Increase in Accounts Receivable                             0        (2,395)
   (Increase) Decrease in Receivable
     from Project Partnerships                           105,428       134,805
   Acquisition Fees and Expenses                            (450)     (112,538)
   Distributions Received from
     Project Partnerships                                 51,058        38,135
   Increase (Decrease) in Payable -
     General Partners - Acquisition Fees                       0         5,124
     Project Partnerships                               (279,888)     (703,740)
                                                     ------------  ------------
         Net Cash Provided by (Used in)
         Investing Activities                            (49,730)   (1,643,496)
                                                     ------------  ------------
Cash Flows from Financing Activities:
   Distributions                                               0       (46,690)
                                                     ------------  ------------
         Net Cash Provided by (Used in)
         Investing Activities                                  0       (46,690)
                                                     ------------  ------------
Increase (Decrease) in Cash and
 Cash Equivalents                                       (198,535)   (1,813,537)
Cash and Cash Equivalents at
 Beginning of Year                                     1,194,658     3,303,725
                                                     ------------  ------------
Cash and Cash Equivalents at
 End of Year                                         $   996,123   $ 1,490,188
                                                     ============  ============
                          See accompanying notes to financial statements.

                                 GATEWAY TAX CREDIT FUND III LTD.
                                  (A Florida Limited Partnership)

                                   NOTES TO FINANCIAL STATEMENTS
                                            (Unaudited)
                                         December 31, 1996

NOTE 1 - ORGANIZATION:

   Gateway Tax Credit Fund III Ltd. ("Gateway"), a Florida Limited Partnership, was formed October 17, 1991 under the laws of Florida. Gateway offered its limited partnership interests in Series. The first Series for Gateway is Series 7. Operations commenced on July 16, 1992 for Series 7, January 4, 1993 for Series 8, December 31, 1993 for Series 9, January 21, 1994 for Series 10 and April 29, 1994 for Series 11. Each Series invests, as a limited partner, in other limited partnerships ("Project Partnerships"), each of which owns and operates apartment complexes eligible for Low-Income Housing Tax Credits ("Tax Credits"), provided for in Section 42 of the Internal Revenue Code of 1986. Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the Limited Partnership Agreement. Gateway received capital contributions of $1,000 from the General Partners and $36,799,000 from the investor Limited Partners.

   Raymond James Partners, Inc. and Raymond James Tax Credit Funds, Inc. f/k/a RJ Credit Partners, Inc., wholly-owned subsidiaries of
Raymond James Financial, Inc., are the General Partner and Managing General Partner, respectively. The Managing General Partner manages and controls the business of Gateway.

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


NOTE 3 - INVESTMENT IN SECURITIES:

  The December 31, 1996 Balance Sheet includes Investment in Securities consisting of U.S. Treasury Security Strips which represents their cost, plus accreted interest income of $122,623 for Series 7, $99,797 for Series 8, $51,596 for Series 9, $41,803 for Series 10 and $44,149 for Series 11.

                               Estimated        Cost Plus      Gross Unrealized
                                 Market          Accreted           Gains and
                                  Value    Accreted Interest           (Losses)
                               ----------- -----------------    ---------------
Series 7                         $ 521,129          $502,840          $ 18,289
Series 8                           480,508           472,863             7,645
Series 9                           313,294           320,021            (6,727)
Series 10                          257,214           251,687             5,527
Series 11                          278,423           262,870            15,553

   As of December 31, 1996 the cost and accreted interest of debt securities by contractual maturities is as follows:

                                  Series 7          Series 8           Series 9
                                ----------        ----------         ----------
Due within 1 year                $  43,827         $  38,839         $   26,895
After 1 year
 through 5 years                   176,364           161,816            104,475
After 5 years
 through 10 years                  206,546           196,630            121,692
After 10 years                      76,103            75,578             66,959
                                ----------        ----------         ----------
  Total Amount Carried on
    Balance Sheet                $ 502,840         $ 472,863          $ 320,021
                                ==========        ==========         ==========

                                 Series 10         Series 11              Total
                                ----------        ----------         ----------
Due within 1 year                $  19,913         $  19,904         $  149,378
After 1 year
 through 5 years                    81,196            78,816            602,667
After 5 years
 through 10 years                   87,827            95,622            708,317
After 10 years                      62,751            68,528            349,919
                                ----------        ----------         ----------
  Total Amount Carried on
    Balance Sheet                $ 251,687         $ 262,870         $1,810,281
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

  For the periods ended December 31, 1996 and 1995 the General
Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

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

                                       December 31,     December 31,
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

                                       December 31,     December 31,
                                             1996             1995
                                           ----------     ----------
  Series 7                                 $     272      $   2,142
  Series 8                                         0              0
  Series 9                                         0              0
  Series 10                                        0         (1,400)
  Series 11                                      178         18,192
                                           ----------     ---------

  Total                                    $     450      $  18,934
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

                                       December 31,     December 31,
                                             1996             1995
                                           ----------     ----------

  Series 7                                 $   58,500     $   58,000
  Series 8                                     64,500         64,500
  Series 9                                     36,000         36,000
  Series 10                                    22,500         22,500
  Series 11                                    18,000         14,888
                                           ----------     ----------

  Total                                    $  199,500     $  195,888
                                           ==========     ==========

  General and Administrative Expenses -  The Managing General
Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statement of Operations.

                                       December 31,     December 31,
                                             1996             1995
                                           ----------     ----------

  Series 7                                 $    8,874     $    8,560
  Series 8                                      9,785          9,513
  Series 9                                      5,462          5,366
  Series 10                                     3,412          3,352
  Series 11                                     2,728          2,622
                                           ----------     ----------

  Total                                    $   30,261     $   29,413
                                           ==========     ==========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of December 31, 1996, the Partnership had acquired an interest in 39 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes. The Partnership, as the Investor Limited Partner pursuant to the Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.
   The following is a summary of Investments in Project Partnerships as of:

                                                     DECEMBER 31,     MARCH 31,
                                                           1996         1996
SERIES 7                                               ----------    ----------

Capital Contributions to Project
Partnerships (purchase price paid
for limited partner interests in
Project Partnerships)                                $ 7,732,089   $ 7,728,757

Accumulated amortization of excess
of purchase price of Project
Partnerships over book value
of underlying assets (1)                                   1,208           644

Cumulative equity in losses of
Project Partnerships                                  (3,613,330)   (2,936,751)

Cumulative distributions received
from Project Partnerships                                (58,951)      (40,026)

Excess of investment cost over the
underlying assets acquired:
   Acquisition fees and expenses                         793,335       793,063
   Accumulated amortization of
   acquisition fees and expenses                      (97,701)         (80,705)
                                                     ------------  ------------

Investments in
 Project Partnerships                                $ 4,756,650   $ 5,464,982
                                                     ============  ============

(1) Includes amounts representing accumulated accretion or (amortization of the difference between the book value of the underlying assets of the Project Partnerships over or under the purchase price. At December 31, 1996 these excess costs were $21,129 and March 31, 1996 these excess costs were $28,498.

   As of December 31, 1996, the Partnership had acquired an interest in 43 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes. The Partnership, as the Investor Limited Partner pursuant to the Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.
   The following is a summary of Investments in Project Partnerships as of:


                                                     DECEMBER 31,     MARCH 31,
                                                           1996         1996
SERIES 8                                               ----------    ----------

Capital Contributions to Project
Partnerships (purchase price paid
for limited partner interests in
Project Partnerships)                                $ 7,586,105   $ 7,586,558

Accumulated amortization of excess
of purchase price of Project
Partnerships over book value
of underlying assets (1)                                   2,146         1,607

Cumulative equity in losses of
Project Partnerships                                  (3,200,908)   (2,408,801)

Cumulative distributions received
from Project Partnerships                                (49,339)      (27,936)

Excess of investment cost over the
underlying assets acquired:
   Acquisition fees and expenses                         549,773       549,773
   Accumulated amortization of
   acquisition fees and expenses                         (53,386)      (43,041)
                                                     ------------  ------------

Investments in
 Project Partnerships                                $ 4,834,391   $ 5,658,160
                                                     ============  ============

(1) Includes amounts representing accumulated accretion or (amortization of the difference between the book value of the underlying assets of the Project Partnerships over or under the purchase price. At December 31, 1996 these excess costs were $12,416 and March 31, 1996 these excess costs were $24,830.

   As of December 31, 1996, the Partnership had acquired an interest in 24 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes. The Partnership, as the Investor Limited Partner pursuant to the Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.
   The following is a summary of Investments in Project Partnerships as of:

                                                     DECEMBER 31,     MARCH 31,
                                                           1996         1996
SERIES 9                                               ----------    ----------

Capital Contributions to Project
Partnerships (purchase price paid
for limited partner interests in
Project Partnerships)                                $ 4,914,116   $ 4,932,192

Accumulated amortization of excess
of purchase price of Project
Partnerships over book value
of underlying assets (1)                                     763           871

Cumulative equity in losses of
Project Partnerships                                  (1,087,428)     (745,423)

Cumulative distributions received
from Project Partnerships                                (24,569)      (18,409)

Excess of investment cost over the
underlying assets acquired:
   Acquisition fees and expenses                         244,087       244,087
   Accumulated amortization of
   acquisition fees and expenses                         (21,246)      (16,017)
                                                     ------------  ------------
Investments in
 Project Partnerships                                $ 4,025,723   $ 4,397,301
                                                     ============  ============

(1) Includes amounts representing accumulated accretion or (amortization of the difference between the book value of the underlying assets of the Project Partnerships over or under the purchase price. At December 31, 1996 these excess costs were ($9,618) and March 31, 1996 these excess costs were ($5,076).

   As of December 31, 1996, the Partnership had acquired an interest in 15 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes. The Partnership, as the Investor Limited Partner pursuant to the Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.
   The following is a summary of Investments in Project Partnerships as of:

                                                     DECEMBER 31,     MARCH 31,
                                                           1996         1996
SERIES 10                                              ----------    ----------

Capital Contributions to Project
Partnerships (purchase price paid
for limited partner interests in
Project Partnerships)                                $ 3,914,672   $ 3,914,673

Accumulated amortization of excess
of purchase price of Project
Partnerships over book value
of underlying assets (1)                                    (476)         (282)

Cumulative equity in losses of
Project Partnerships                                    (438,024)     (289,928)

Cumulative distributions received
from Project Partnerships                                (24,082)      (21,012)

Excess of investment cost over the
underlying assets acquired:
   Acquisition fees and expenses                         196,738       196,738
   Accumulated amortization of
   acquisition fees and expenses                         (16,366)      (12,148)
                                                     ------------  ------------

Investments in
 Project Partnerships                                $ 3,632,462   $ 3,788,041
                                                     ============  ============

(1) Includes amounts representing accumulated accretion or (amortization of the difference between the book value of the underlying assets of the Project Partnerships over or under the purchase price. At December 31, 1996 these excess costs were ($14,400) and March 31, 1996 these excess costs were ($9,822).

   As of December 31, 1996, the Partnership had acquired an interest in 12 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes. The Partnership, as the Investor Limited Partner pursuant to the Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.
   The following is a summary of Investments in Project Partnerships as of:

                                                     DECEMBER 31,     MARCH 31,
                                                           1996         1996
SERIES 11                                              ----------    ----------

Capital Contributions to Project
Partnerships (purchase price paid
for limited partner interests in
Project Partnerships)                                $ 4,144,542   $ 4,203,467

Accumulated amortization of excess
of purchase price of Project
Partnerships over book value
of underlying assets (1)                                   1,790           758

Cumulative equity in losses of
Project Partnerships                                     (70,425)     (144,194)

Cumulative distributions received
from Project Partnerships                                 (1,500)            0

Excess of investment cost over the
underlying assets acquired:
   Acquisition fees and expenses                         290,335       290,157
   Accumulated amortization of
   acquisition fees and expenses                         (16,092)       (9,872)
                                                     ------------  ------------

Investments in
 Project Partnerships                                $ 4,348,650   $ 4,340,316
                                                     ============  ============

(1) Includes amounts representing accumulated accretion or (amortization of the difference between the book value of the underlying assets of the Project Partnerships over or under the purchase price. At December 31, 1996 these excess costs were $2656167,589 and March 31, 1996 these excess costs were $29,433.

   The following is a summary of Investments in Project
Partnerships:


                                                     DECEMBER 31,     MARCH 31,
                                                           1996         1996
TOTAL SERIES 7 - 11                                    ----------    ----------

Capital Contributions to Project
Partnerships (purchase price paid
for limited partner interests in
Project Partnerships)                               $ 28,291,524  $ 28,365,647

Accumulated amortization of excess
of purchase price of Project
Partnerships over book value
of underlying assets                                       5,431         3,598

Cumulative equity in losses of
Project Partnerships                                  (8,410,115)   (6,525,097)

Cumulative distributions received
from Project Partnerships                               (158,441)     (107,383)

Excess of investment cost over the
underlying assets acquired:
   Acquisition fees and expenses                       2,074,268     2,073,818
   Accumulated amortization of
   acquisition fees and expenses                        (204,791)     (161,783)
                                                    ------------- -------------

Investments in
 Project Partnerships                               $ 21,597,876  $ 23,648,800
                                                    ============= =============

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of September 30 of each year:

                                                           1996          1995
SERIES 7                                               ----------    ----------
SUMMARIZED BALANCE SHEETS
Assets:
   Current assets                                   $  2,525,608  $  2,146,286
   Investment properties, net                         39,752,979    41,260,573
   Other assets                                          110,200       107,952
                                                    ------------- -------------
     Total assets                                   $ 42,388,787  $ 43,514,811
                                                    ============= =============
Liabilities and Partners' Equity
   Current liabilities                              $  1,131,625  $  1,441,361
   Long-term debt                                     37,169,871    37,093,205
                                                    ------------- -------------
     Total liabilities                                38,301,496    38,534,566

Partners' Equity
   Limited Partner                                     4,036,157     5,003,988
   General Partners                                       51,134       (23,743)
                                                    ------------- -------------
                                                       4,087,291     4,980,245
     Total liabilities and
     partners' equity                               $ 42,388,787  $ 43,514,811
                                                    ============= =============
SUMMARIZED STATEMENTS OF OPERATIONS:
Rental and other income                             $  3,186,339  $  3,128,703
Expenses:
   Operating expenses                                  1,693,521     1,568,583
   Interest expense                                      972,680     1,039,712
   Depreciation and amortization                       1,203,551     1,225,112
                                                    ------------- -------------
     Total expenses                                    3,869,752     3,833,407

       Net loss                                     $   (683,413) $   (704,704)
                                                    ============= =============
   Other partners' share
    of net loss                                     $     (6,834) $     (7,047)
   Partnership's share of net loss                  $   (676,579) $   (697,657)
                                                    ------------- -------------
   Equity in Loss of
      Project Partnerships                          $   (683,413) $   (704,704)
                                                    ============= =============

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of September 30 of each year:


                                                           1996          1995
SERIES 8                                              -----------    ----------
SUMMARIZED BALANCE SHEETS
Assets:
   Current assets                                   $  2,013,830  $  2,262,104
   Investment properties, net                         42,827,854    41,930,288
   Other assets                                          121,676        75,722
                                                    ------------- -------------
     Total assets                                   $ 44,963,360  $ 44,268,114
                                                    ============= =============
Liabilities and Partners' Equity
   Current liabilities                              $  1,507,955  $  1,722,923
   Long-term debt                                     39,134,012    36,772,507
                                                    ------------- -------------
     Total liabilities                                40,641,967    38,495,430

Partners' Equity
   Limited Partner                                     4,361,451     5,727,913
   General Partners                                      (40,058)       44,771
                                                    ------------- -------------
                                                       4,321,393     5,772,684
     Total liabilities and
     partners' equity                               $ 44,963,360  $ 44,268,114
                                                    ============= =============
SUMMARIZED STATEMENTS OF OPERATIONS:
Rental and other income                             $  2,995,784  $  2,843,444
Expenses:
   Operating expenses                                  1,777,253     1,524,065
   Interest expense                                      854,717     1,015,837
   Depreciation and amortization                       1,163,922       961,627
                                                    ------------- -------------
     Total expenses                                    3,795,892     3,501,529

       Net loss                                     $   (800,108) $   (658,085)
                                                    ============= =============
   Other partners' share
    of net loss                                     $     (8,001) $     (6,581)

   Partnership's share of net loss                  $   (792,107) $   (651,504)
                                                    ------------- -------------
   Equity in Loss of
      Project Partnerships                          $   (800,108) $   (658,085)
                                                    ============= =============

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of September 30 of each year:


                                                           1996          1995
SERIES 9                                              -----------    ----------
SUMMARIZED BALANCE SHEETS
Assets:
   Current assets                                   $  1,424,022  $  2,054,515
   Investment properties, net                         23,745,7979   24,013,184
   Other assets                                           10,982        39,568
                                                    ------------- -------------
     Total assets                                   $ 25,180,801  $ 26,107,267
                                                    ============= =============
Liabilities and Partners' Equity
   Current liabilities                              $    673,224  $  1,281,797
   Long-term debt                                     20,706,474    20,198,118
                                                    ------------- -------------
     Total liabilities                                21,379,474    21,479,915

Partners' Equity
   Limited Partner                                     3,792,392     4,580,129
   General Partners                                        8,711        47,223
                                                    ------------- ------------
                                                       3,801,103     4,627,352
     Total liabilities and
     partners' equity                               $ 25,180,801  $ 26,107,267
                                                    ============= =============
SUMMARIZED STATEMENTS OF OPERATIONS:
Rental and other income                             $  1,658,806  $  1,497,672
Expenses:
   Operating expenses                                    855,326       712,206
   Interest expense                                      488,828       498,295
   Depreciation and amortization                         660,112       339,610
                                                    ------------- -------------
     Total expenses                                    2,004,266     1,550,111

       Net loss                                     $   (345,460) $    (52,439)
                                                    ============= =============
   Other partners' share
    of net loss                                     $     (3,455) $       (524)

   Partnership's share of net loss                  $   (342,005) $    (51,915)
                                                    ------------- -------------
   Equity in Loss of
      Project Partnerships                          $   (345,460) $    (52,439)
                                                    ============= =============

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of September 30 of each year:


                                                           1996          1995
SERIES 10                                             -----------    ----------
SUMMARIZED BALANCE SHEETS
Assets:
   Current assets                                   $  1,105,234  $  1,411,828
   Investment properties, net                         16,325,794    16,644,033
   Other assets                                           14,927        19,356
                                                    ------------- -------------
     Total assets                                   $ 17,445,955  $ 18,075,217
                                                    ============= =============
Liabilities and Partners' Equity
   Current liabilities                              $    345,100  $    778,560
   Long-term debt                                     13,606,421    13,442,031
                                                    ------------- -------------
     Total liabilities                                13,951,521    14,220,591

Partners' Equity
   Limited Partner                                     3,455,342     3,798,021
   General Partners                                       39,092        56,605
                                                    ------------- -------------
                                                       3,494,434     3,854,626
     Total liabilities and
     partners' equity                               $ 17,445,955  $ 18,075,217
                                                    ============= =============
SUMMARIZED STATEMENTS OF OPERATIONS:
Rental and other income                             $  1,043,912  $    968,611
Expenses:
   Operating expenses                                    590,576       510,232
   Interest expense                                      224,633       230,432
   Depreciation and amortization                         378,295       218,383
                                                    ------------- -------------
     Total expenses                                    1,193,504       959,047

       Net income (loss)                            $   (149,592) $      9,564
                                                    ============= =============
   Other partners' share
    of net income (loss)                            $     (1,496) $         96

   Partnership's share of
    net income (loss)                               $   (148,096) $      9,468
                                                    ------------- -------------
   Equity in Income (Losses) of
      Project Partnerships                          $   (149,592) $      9,564
                                                    ============= =============

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of September 30 of each year:


                                                           1996          1995
SERIES 11                                             -----------    ----------
SUMMARIZED BALANCE SHEETS
Assets:
   Current assets                                   $  1,644,880  $  3,421,354
   Investment properties, net                         14,591,975    12,087,187
   Other assets                                          131,613         7,830
                                                    ------------- -------------
     Total assets                                   $ 16,368,468  $ 15,516,371
                                                    ============= =============
Liabilities and Partners' Equity
   Current liabilities                              $  1,125,960  $  2,353,588
   Long-term debt                                     11,011,134     8,724,936
                                                    ------------- -------------
     Total liabilities                                12,137,094   11,078, 524

Partners' Equity
   Limited Partner                                     4,061,928     4,219,772
   General Partners                                      169,446       218,075
                                                    ------------- -------------
                                                       4,231,374     4,437,847
     Total liabilities and
     partners' equity                               $ 16,368,468  $ 15,516,371
                                                    ============= =============
SUMMARIZED STATEMENTS OF OPERATIONS:
Rental and other income                             $  1,063,736  $    385,369
Expenses:
   Operating expenses                                    528,581       202,379
   Interest expense                                      299,725        87,000
   Depreciation and amortization                         160,916        25,176
                                                    ------------- -------------
     Total expenses                                      989,222       314,555

       Net income (loss)                            $     74,514  $     70,814
                                                    ============= =============
   Other partners' share
    of net income (loss)                            $        745  $        708

   Partnership's share of
    net income (loss)                               $     73,769  $     70,106
                                                    ------------- -------------
   Equity in Income (Losses) of
      Project Partnerships                          $     74,514  $     70,814
                                                    ============= =============

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Project Partnerships as of September 30 of each year:


                                                           1996          1995
TOTAL SERIES 7 - 11                                   -----------    ----------
SUMMARIZED BALANCE SHEETS
Assets:
   Current assets                                   $  8,713,574  $ 11,296,087
   Investment properties, net                        137,244,399   135,935,265
   Other assets                                          389,398       250,428
                                                    ------------- -------------
     Total assets                                   $146,347,371  $147,481,780
                                                    ============= =============
Liabilities and Partners' Equity
   Current liabilities                              $  4,783,864  $  7,578,229
   Long-term debt                                    121,627,912   116,230,797
                                                    ------------- -------------
     Total liabilities                               126,411,776   123,809,026

Partners' Equity
   Limited Partner                                    19,707,270    23,329,823
   General Partners                                      228,325       342,931
                                                    ------------- -------------
                                                      19,935,595    23,672,754
     Total liabilities and
     partners' equity                               $146,347,371  $147,481,780
                                                    ============= =============
SUMMARIZED STATEMENTS OF OPERATIONS:
Rental and other income                             $  9,948,577  $  8,823,799
Expenses:
   Operating expenses                                  5,445,257     4,517,465
   Interest expense                                    2,840,583     2,871,276
   Depreciation and amortization                       3,566,796     2,769,908
                                                    ------------- -------------
     Total expenses                                   11,852,636    10,158,649

       Net loss                                     $ (1,904,059) $ (1,334,850)
                                                    ============= =============
   Other partners' share
    of net loss                                     $    (19,041) $    (13,348)

   Partnership's share of net loss                  $ (1,885,018) $ (1,321,502)
                                                    ------------- ------------
   Equity in Loss of
      Project Partnerships                          $ (1,904,059) $ (1,334,850)
                                                    ============= =============

                                 GATEWAY TAX CREDIT FUND III LTD.
                                  (A Florida Limited Partnership)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                         December 31, 1996


Results of Operations, Liquidity and Capital Resources

The proceeds from Limited Partner investors' capital contributions available for investment are used to acquire interests in Project
Partnerships. Project Partnership acquisitions and the status of project operations are shown on the following table:


                                      As of December 31, 1995
          Under                    Recently            Fully
          Construction            Completed        Operating             Totals

Series 7      1                     -                 38                   39
Series 8      4                     1                 38                   43
Series 9      2                     1                 21                   24
Series 10     1                     3                 11                   15
Series 11     9                     1                  2                   12


                                      As of December 31, 1996

          Under                    Recently            Fully
          Construction            Completed        Operating             Totals

Series 7      -                     -                 39                   39
Series 8      -                     -                 43                   43
Series 9      -                     -                 24                   24
Series 10     -                     -                 15                   15
Series 11     -                     -                 12                   12


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

     Series 7 - Gateway closed this series on October 16, 1992 after receiving $10,395,000 from 635 Limited Partner investors. Equity in losses of Project Partnerships were comparable for the nine months ended December 31,1996 to the nine months ended December 31, 1995. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects that this Series, as well as the Series described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

     At December 31, 1996, the Series had $221,213 of short-term investments (Cash and Cash Equivalents). It also had $502,840 in Zero Coupon Treasuries. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

     As disclosed on the statement of cash flows, the Series had a net loss of $741,983 for the nine months ending December 31, 1996. However, after adjusting for Equity in Losses of Project Partnerships of $676,579 and the changes in operating assets and liabilities, net cash used in operating activities was $53,889. Cash provided by investing activities totaled $15,320 primarily consisting of cash distributions from the Project Partnerships of $18,925. There were no unusual events or trends to describe.

     Expenses for the three and nine months ended December 31, 1996 were comparable to the three and nine months ended December 31,
1995.   Interest income decreased for the three and nine months
ended December 31, 1996 as compared to December 31, 1995 due to lower interest rates and a decrease in the average balance of cash available for investment. There were no unusual variations in the operating results between these two periods.

     Series 8 - Gateway closed this Series on June 28, 1993 after receiving $9,980,000 from 664 Limited Partner investors. Equity in losses of Project Partnerships were comparable for the three and nine months ended December 31, 1996 to the three and nine months ended December 31, 1995.

     At December 31, 1996, the Series had $354,016 of short-term investments (Cash and Cash Equivalents). It also had $472,863 in Zero Coupon Treasuries. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

     As disclosed on the statement of cash flows, the Series had a net loss of $854,389 for the nine months ended December 31, 1996. However, after adjusting for Equity in Losses of Project Partnerships of $792,107 and the changes in operating assets and liabilities, net cash used in operating activities was $38,435. Cash provided by investing activities totaled $97,430 and was primarily due to the reduction of a receivable from the Project Partnerships and cash distributions from the Project Partnerships of $21,403.

     Income and expenses for the three and nine months ended December 31, 1996 were comparable to the three and nine months ended
December 31, 1995. There were no unusual variations in the operating results between these two periods.

     Series 9 - Gateway closed this Series on December 31, 1993 after receiving $6,254,000 from 406 Limited Partner investors. Equity in losses of Project Partnerships increased from $51,915 for the nine ended December 31, 1995 to $342,005 for the nine months ended December 31, 1996. This increase was due to 3 properties moving from the construction and rent-up phases to fully operating in 1996.

     At December 31, 1996, the Series had $127,295 of short-term investments (Cash and Cash Equivalents). It also had $320,021 in Zero Coupon Treasuries. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

     As disclosed on the statement of cash flows, the Series had a net loss of $377,811 for the nine months ended December 31, 1996. After adjusting for Equity in Losses of Project Partnerships of $342,005 and the changes in operating assets and liabilities, net cash used in operating activities was $17,738. Cash provided by investing activities totaled $32,781 and was primarily due to the reduction of a receivable from the Project Partnerships and cash distributions from the Project Partnerships of $6,160. There were no unusual events or trends to describe.

     Interest income and expenses for the three and nine months ended December 31, 1996 were comparable to the three and nine months ended December 31, 1995. There were no unusual variations in the operating results between these two periods.

     Series 10 - Gateway closed this Series on January 21, 1994 after receiving $5,043,000 from 325 Limited Partner investors. Equity in Losses of Project Partnerships decreased from income of $9,468 for the nine months ended December 31, 1995 to losses of $148,096 for the nine months ended December 31, 1996 as 4 properties moved from the construction and rent-up phases to fully operating in 1996.

     At December 31, 1996, the Series had $163,586 of short-term investments (Cash and Cash Equivalents). It also had $251,687 in Zero Coupon Treasuries. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

     As disclosed on the statement of cash flows, the Series had a net loss of $165,513 for the nine months ending December 31, 1996. After adjusting for Equity in Losses of Project Partnerships of $148,096 and the changes in operating assets and liabilities, net cash used in operating activities was $15,119. Cash provided by investing activities totaled $16,129 and was due to a reduction of receivables from Project Partnerships of $13,059 and cash distributions from Project Partnerships of $3,070. There were no unusual events or trends to describe.

     Interest income and expenses for the three and nine months ended December 31, 1996 were comparable to the three and nine months ended December 31, 1995. There were no unusual variations in the operating results between these two periods.

     Series 11 - Gateway closed this Series on April 29, 1994 after receiving $5,127,000 from 330 Limited investors. Equity in Income of Project Partnerships were comparable for the nine months ended
December 31, 1996 to nine months ended December 31, 1995.

     At December 31, 1996, the Series had $130,013 of short-term investments (Cash and Cash Equivalents). It also had $262,870 in Zero Coupon Treasuries. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

     As disclosed on the statement of cash flows, the Series had net income of $65,943 for the nine months ending December 31, 1996. After adjusting for Equity in Income of Project Partnerships of $73,769 and the changes in operating assets and liabilities, net cash used in operating activities was $23,624. Cash used in investing activities totaled $211,390 and was used for the purchase of Investments in Project Partnerships. There were no unusual events or trends to describe.

     Expenses for the three months and nine months ended December 31, 1996 were comparable to the three and nine months ended December
31, 1995. Interest income decreased for the three and nine months ended December 31, 1996 as compared to December 31, 1995 due to a decrease in the average balance of cash available for investment.

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


                                          GATEWAY TAX CREDIT FUND III LTD.
                                          (A Florida Limited Partnership)
                                          By:  Raymond James Tax Credit
                                          Funds, Inc. f/k/a
                                          RJ Credit Partners, Inc.
                                          Managing General Partner




Date:  February 11, 1997                  By:/s/ Ronald M. Diner
                                          Ronald M. Diner
                                          President



Date:  February 11, 1997                  By:/s/ Sandra L. Furey
                                          Sandra L. Furey
                                          Secretary and Treasurer