Form 10-K
period 1997-03-31
GATEWAY TAX CREDIT FUND III LTD
filed 1997-07-14
CIK 881716

FORM 10-K

                              SECURITIES AND EXCHANGE COMMISSION
                                      WASHINGTON, DC  20549

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
EXCHANGE ACT OF 1934 (FEE REQUIRES)

For the fiscal year ended             March 31, 1997

Commission File Number              0-21762

                       Gateway Tax Credit Fund III Ltd.
      (Exact name of Registrant as specified in its charter)

            Florida                              59-3090386
(State or other jurisdiction of        ( I.R.S. Employer No.)
incorporation or organization)

     880 Carillon Parkway, St. Petersburg, Florida   33716
       (Address of principal executive offices)  (Zip Code)

Registrant's Telephone No., Including Area Code: (813)573-3800

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Title of Each Class:  Beneficial Assignee Certificates

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 YES     X                   NO

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Park III
of this Form 10-K or any amendment to this Form 10-K.   X

                                                  Number of Record Holders
  Title of Each Class                                 March 31, 1997
Limited Partnership Interest                                 2,201
General Partner Interest                                         2

                            DOCUMENTS INCORPORATED BY REFERENCE

Parts III and IV - Form S-11 Registration Statement and all amendments and supplements thereto.
                      File No. 33-44238

                                          PART I


Item 1.  Business

   Gateway Tax Credit Fund III Ltd. ("Gateway") is a Florida Limited Partnership. The general partners are Raymond James Tax Credit Funds, Inc., the Managing General Partner, and Raymond James Partners, Inc., both sponsors of Gateway Tax Credit Fund III Ltd. and wholly-owned subsidiaries of Raymond James Financial, Inc. Gateway was formed October 17, 1991 and commenced operations July 16, 1992 with the first admission of Limited Partners.

   Gateway is engaged in only one industry segment, to acquire limited partnership interests in unaffiliated limited partnerships ("Project Partnerships"), each of which owns and operates one or more apartment complexes eligible for Low-Income Housing Tax Credits under Section 42 of the Internal Revenue Code ("Tax Credits"), received over a ten year period. Subject to certain limitations, Tax Credits may be used by Gateway's investors to reduce their income tax liability generated from other income sources. Gateway will terminate on December 31, 2040, or sooner, in accordance with the terms of its Limited Partnership Agreement. As of March 31, 1997, Gateway received capital contributions of $1,000 from the General Partners and from the Limited Partners, $10,395,000 in Series 7, $9,980,000 from Series 8, $6,254,000 from Series 9, $5,043,000 from Series 10 and $5,127,000 from Series 11.

   Gateway offered Limited Partnership units in series. Each series is treated as though it were a separate partnership, investing in a separate and distinct pool of Project Partnerships. Net proceeds from each series are used to acquire Project Partnerships which are specifically allocated to such series. Income or loss and all tax items from the Project Partnerships acquired by each series are specifically allocated among the limited partners of such series.

   Operating profits and losses, cash distributions from operations and Tax Credits are allocated 99% to the Limited Partners and 1% to the General Partners. Profit or loss and cash distributions from sales of property will be allocated as described in the Limited Partnership Agreement.

   As of March 31, 1997, Gateway had invested in 39 Project Partnerships for Series 7, 43 Project Partnerships for Series 8, 24 Project Partnerships for Series 9, 15 Project Partnerships for Series 10 and 12 Project Partnerships for Series 11. Gateway acquired its interests in these properties by becoming a limited partner in the Project Partnerships that own the properties. The primary source of funds for each series is the capital contributions from Limited Partner investors.

   All but eight of the properties are financed with mortgage loans from the Farmers Home Administration (now called Rural Economic and Community Development) ("RECD") under Section 515 of the Housing Act of 1949. These mortgage loans are made at low interest rates for multi-family housing in rural and suburban areas, with the requirement that the interest savings be passed on to low income tenants in the form of lower rents. A significant portion of the project partnerships also receive rental assistance from RECD to subsidize certain qualifying tenants. One recently acquired property in Series 7 received conventional financing. One property in Series 9, two properties in Series 10 and one property in Series 11 are fully financed through the HOME Investment Partnerships Program. These HOME Program loans provide financing at rates of 0 % to 0.5% for a period of 15 to 42 years. One property in Series 11 is partially financed by HOME. Two properties in Series 11 received conventional financing.

   Risks related to the operations of Gateway are described in detail on pages 29 through 38 of the Prospectus, as supplemented, under the Caption "Risk Factors" which is incorporated herein by reference. The investment objectives of Gateway are to:

   1) Provide tax benefits to Limited Partners in the form of Tax Credits during the period in which each Project is eligible to claim tax credits;

   2) Preserve and protect the capital contribution of Investors;

   3) Participate in any capital appreciation in the value of the Projects; and

   4) Provide passive losses to i) individual investors to offset passive income from other passive activities, and ii) corporate investors to offset business income.

   The investment objectives and policies of Gateway are described in detail on pages 39 through 47 of the Prospectus, as supplemented, under the caption "Investment Objectives and Policies" which is incorporated herein by reference.

   Gateway's goal is to invest in a diversified portfolio of Project Partnerships located in rural and suburban locations with a high demand for low income housing. As of March 31, 1997 the Series' investor capital contributions were successfully invested in Project Partnerships which met the investment criteria. Management anticipates that competition for tenants will only be with other low income housing projects and not with conventionally financed housing. With a significant number of rural American households living below the poverty level in substandard housing, management believes there will be a continuing demand for affordable low income housing for the foreseeable future.

   Gateway has no direct employees. Services are performed by the Managing General Partner and its affiliates and by agents retained by it. The Managing General Partner has full and exclusive discretion in management and control of Gateway.

Item 2.  Properties

   Gateway owns a majority interest in properties through its limited partnership investments in Project Partnerships. The largest single net investment in a Project Partnership in Series 7 is 8.7% of the Series' total balance sheet assets, Series 8 is 4.2%, Series 9 is 11.4%, Series 10 is 18.3% and Series 11 is 19.9%. The following table provides certain summary information regarding the Project Partnerships in which Gateway had an interest as of December 31, 1996:

SERIES 7

                              Location                # of           Date
Partnership                   of Property            Units       Acquired

Nottingham                    Pisgah, AL               18            6/92
Cedar Hollow                  Waterloo, NE             24            7/92
Sunrise                       Mission, SD              44            7/92
Mountain City                 Mountain City, TN        40            8/92
Burbank                       Falls City, NE           24            8/92
Washington                    Bloomfield, NE           24            9/92
BrookStone                    McCaysville, GA          40            9/92
Tazewell                      New Tazewell, TN         44            9/92
N. Irvine                     Irvine, KY               24            9/92
Horton                        Horton, KS               24            9/92
Manchester                    Manchester, GA           42            9/92
Waynesboro                    Waynesboro, GA           24            9/92
Lakeland II                   Lakeland, GA             30            9/92
Mt. Vernon                    Mt. Vernon, GA           24            9/92
Meadow Run                    Dawson, GA               48            9/92
Spring Creek II               Quitman, GA              24            9/92
Warm Springs                  Warm Springs, GA         22            9/92
Blue Ridge                    Blue Ridge, GA           41            9/92
Walnut                        Elk Point, SD            24            9/92
Pioneer                       Mountain View, AR        48            9/92
Dilley                        Dilley, TX               28            9/92
Elsa                          Elsa, TX                 40            9/92
Clinch View                   Gate City, VA            42            9/92
Jamestown                     Jamestown, TN            40            9/92
Leander                       Leander, TX              36            9/92
Louisa Sr.                    Louisa, KY               36            9/92
Orchard Commons               Crab Orchard, KY         12            9/92
Vardaman                      Vardaman, MS             24            9/92
Heritage Park                 Paze, AZ                 32            9/92
BrooksHollow                  Jasper, GA               40            9/92
Cavalry Crossing              Ft. Scott, KS            40            9/92
Carson City                   Carson City, KS          24           11/92
Matteson                      Capa, KS                 24           11/92
Pembroke                      Pembroke, KY             16           12/92
Robynwood                     Cynthiana, KY            24           12/92
Atoka                         Atoka, OK                24            1/93
Coalgate                      Coalgate, OK             24            1/93
Hill Creek                    West Blocton, AL         24           11/93
Cardinal                      Mountain Home, AR        32           11/93
                                                    -----
Total                                               1,195

An average effective rental per unit is $3,196 per year ($266 per month).

SERIES 8
                              Location                # of           Date
Partnership                   of Property            Units       Acquired

Purdy                         Purdy, MO                16           12/92
Galena                        Galena, KS               24           12/92
Antlers 2                     Antlers, OK              24            1/93
Holdenville                   Holdenville, OK          24            1/93
Wetumka                       Wetumka, OK              24            1/93
Mariners Cove                 Marine City, MI          32            1/93
Mariners Cove Sr.             Marine City, MI          24            1/93
Antlers                       Antlers, OK              36            3/93
Bentonville                   Bentonville, AR          24            3/93
Deerpoint                     Elgin, AL                24            3/93
Aurora                        Aurora, MO               28            3/93
Baxter                        Baxter Spgs, KS          16            4/93
Arbor Gate                    Bridgeport, AL           24            5/93
Timber Ridge                  Collinsville, AL         24            5/93
Concordia Sr.                 Concordia, KS            24            5/93
Mountainburg                  Mountainburg, AR         24            6/93
Lincoln                       Pierre, SD               25            5/93
Fox Ridge                     Russellville, AL         24            6/93
Meadow View                   Bridgeport, NE           16            6/93
Sheridan                      Auburn, NE               16            6/93
Morningside                   Kenton, OH               32            6/93
Grand Isle                    Grand Isle, ME           16            6/93
Meadowview                    Van Buren, AR            29            8/93
Taylor                        Taylor, TX               44            9/93
Brookwood                     Gainesboro, TN           44            9/93
Pleasant Valley               Lynchburg, TN            33            9/93
Reelfoot                      Ridgely, TN              20            9/93
River Rest                    Newport, TN              34            9/93
Kirskville                    Kirksville, MO           24            9/93
Cimmaron                      Arco, ID                 24            9/93
Kenton                        Kenton, OH               46            9/93
Lovingston                    Lovingston, VA           64            9/93
Pontotoc                      Pontotoc, MS             36           10/93
So. Brenchley                 Rexburg, ID              30           10/93
Hustonville                   Hustonville, KY          16           10/93
Northpoint                    Jackson, KY              24           10/93
Brooks Field                  Louisville, GA           32           10/93
Brooks Lane                   Clayton, GA              36           10/93
Brooks Point                  Dahlonega, GA            41           10/93
Brooks Run                    Jasper, GA               24           10/93
Logan Heights                 Russellville, KY         24           11/93
Lakeshore 2                   Tuskegee, AL             36           12/93
Cottondale                    Cottondale, FL           25            1/94
                                                    -----
Total                                               1,207

An average effective rental per unit is $3,077 per year ($256 per month).

SERIES 9

                              Location                # of           Date
Partnership                   of Property            Units       Acquired

Jay                           Jay, OK                  24            9/93
Boxwood                       Lexington, TX            24            9/93
Stilwell 3                    Stilwell, OK             16            9/93
Arbor Trace                   Lake Park, GA            24           11/93
Arbor Trace 2                 Lake Park, GA            42           11/93
Omega                         Omega, GA                36           11/93
Cornell 2                     Watertown, SD            24           11/93
Elm Creek                     Pierre, SD               24           11/93
Marionville                   Marionville, MO          20           11/93
Lamar                         Lamar, AR                24           12/93
Mt. Glen                      Heppner, OR              24           12/93
Centreville                   Centreville, AL          24           12/93
Skyview                       Troy, AL                 36           12/93
Sycamore                      Coffeyville, KS          40           12/93
Bradford                      Cumberland, KY           24           12/93
Cedar Lane                    London, KY               24           12/93
Stanton                       Stanton, KY              24           12/93
Abernathy                     Abernathy, TX            24            1/94
Pembroke                      Pembroke, KY             24            1/94
Meadowview                    Greenville, AL           24            2/94
Town Branch                   Mt. Vernon, KY           24           12/93
Fox Run                       Ragland, AL              24            3/94
Maple Street                  Emporium, PA             32            3/94
Manchester                    Manchester, GA           18            5/94
                                                    -----
Total                                                 624

An average effective rental per unit is $3,175 per year ($265 per month).

SERIES 10

                              Location                # of           Date
Partnership                   of Property            Units       Acquired

Redstone                      Challis, ID              24           11/93
Albany                        Albany, KY               24            1/94
Oak Terrace                   Bonifay, FL              18            1/94
Wellshill                     West Liberty, KY         32            1/94
Applegate                     Florence, AL             36            2/94
Heatherwood                   Alexander, AL            36            2/94
Peachtree                     Gaffney, SC              28            3/94
Donna                         Donna, TX                50            1/94
Wellsville                    Wellsville, NY           24            2/94
Tecumseh                      Tecumseh, NE             24            4/94
Clay City                     Clay City, KY            24            5/94
Irvine West                   Irvine, KY               24            5/94
New Castle                    New Castle, KY           24            5/94
Stigler                       Stigler, OK              20            7/94
Courtyard                     Huron, SD                21            8/94
                                                    -----
Total                                                 409

An average effective rental per unit is $3,278 per year ($273 per month).

SERIES 11

                              Location                # of           Date
Partnership                   of Property            Units       Acquired

Homestead                     Pinetop, AZ              32            9/94
Mountain Oak                  Collinsville, AL         24            9/94
Eloy                          Eloy, AZ                 24           11/94
Gila Bend                     Gila Bend, AZ            36           11/94
Creekstone                    Dallas, GA               40           12/94
Tifton                        Tifton, GA               36           12/94
Cass Towne                    Cartersville, GA         10           12/94
Warsaw                        Warsaw, VA               56           12/94
Royston                       Royston, GA              25           12/94
Red Bud                       Mokane, MO                8           12/94
Cardinal                      Mountain Home, AR        32           12/94
Parsons                       Parsons, KS              38           12/94
                                                    -----
Total                                                 361

An average effective rental per unit is $3,588 per year ($299 per month).

SERIES 7
                                   12/31/96                         12/31/96
                                   Property                        Occupancy
Partnership                            Cost                             Rate
-----------                        --------                        ---------

Nottingham                     $   716,377                           100%
Cedar Hollow                       918,178                            96%
Sunrise                          2,507,527                            96%
Mountain City                    1,598,106                           100%
Burbank                            976,571                           100%
Washington                         962,213                            79%
BrookStone                       1,457,196                            95%
Tazewell                         1,702,313                           100%
N. Irvine                        1,018,407                            92%
Horton                             932,540                           100%
Manchester                       1,473,065                            98%
Waynesboro                         815,851                           100%
Lakeland II                      1,009,647                            97%
Mt. Vernon                         900,526                            88%
Meadow Run                       1,745,633                            92%
Spring Creek II                    808,475                            96%
Warm Springs                       820,758                            91%
Blue Ridge                       1,334,613                           100%
Walnut                             994,095                            96%
Pioneer                          1,321,056                           100%
Dilley                             889,051                           100%
Elsa                             1,339,404                            98%
Clinch View                      1,777,152                            98%
Jamestown                        1,497,964                           100%
Leander                          1,113,770                           100%
Louisa Sr.                       1,504,659                           100%
Orchard Commons                    479,661                           100%
Vardaman                           905,694                            83%
Heritage Park                    1,545,788                           100%
BrooksHollow                     1,435,132                           100%
Cavalry Crossing                 1,744,913                           100%
Carson City                        957,011                           100%
Matteson                           932,298                            96%
Pembroke                           623,304                            94%
Robynwood                        1,011,684                            88%
Atoka                              835,334                           100%
Coalgate                           828,505                            96%
Hill Creek                         956,253                           100%
Cardinal                           777,266                           100%
                               -----------
                               $45,167,990

SERIES 8
                                   12/31/96                      12/31/96
                                   Property                     Occupancy
Partnership                           Cost                           Rate
-----------                      ----------                     ---------

Purdy                          $   560,795                            88%
Galena                             744,657                            92%
Antlers 2                          787,859                            96%
Holdenville                        892,598                           100%
Wetumka                            812,853                           100%
Mariners Cove                    1,259,644                            94%
Mariners Cove Sr.                  984,269                            96%
Antlers                          1,321,039                            86%
Bentonville                        758,489                            96%
Deerpoint                          932,474                            88%
Aurora                             882,656                           100%
Baxter                             523,747                           100%
Arbor Gate                         917,357                            88%
Timber Ridge                       894,673                            75%
Concordia Sr.                      826,389                           100%
Mountainburg                       883,990                           100%
Lincoln                          1,072,849                            96%
Fox Ridge                          902,786                            96%
Meadow View                        717,120                            81%
Sheridan                           742,346                            75%
Morningside                      1,183,854                            97%
Grand Isle                       1,200,210                            69%
Meadowview                         994,717                           100%
Taylor                           1,530,768                           100%
Brookwood                        1,809,271                           100%
Pleasant Valley                  1,346,228                           100%
Reelfoot                           814,568                           100%
River Rest                       1,403,425                           100%
Kirskville                         831,492                           100%
Cimmaron                         1,078,559                            96%
Kenton                           1,761,734                            91%
Lovingston                       2,720,846                           100%
Pontotoc                         1,326,113                            94%
So. Brenchley                    1,548,673                            97%
Hustonville                        693,139                            94%
Northpoint                       1,082,599                           100%
Brooks Field                     1,171,823                           100%
Brooks Lane                      1,345,861                           100%
Brooks Point                     1,653,820                           100%
Brooks Run                         923,814                           100%
Logan Heights                      951,730                            83%
Lakeshore 2                      1,414,562                            94%
Cottondale                         948,319                            96%
                               -----------
                               $47,154,715

SERIES 9
                                   12/31/96                      12/31/96
                                   Property                     Occupancy
Partnership                            Cost                          Rate
-----------                        --------                     ---------

Jay                            $   810,597                            79%
Boxwood                            770,939                           100%
Stilwell 3                         587,132                            88%
Arbor Trace                        918,358                           100%
Arbor Trace 2                    1,806,435                            95%
Omega                            1,407,304                            97%
Cornell 2                        1,134,003                            96%
Elm Creek                        1,155,148                           100%
Marionville                        695,428                           100%
Lamar                              904,325                            92%
Mt. Glen                         1,056,711                            92%
Centreville                        972,881                           100%
Skyview                          1,393,679                            94%
Sycamore                         1,758,312                           100%
Bradford                         1,055,632                           100%
Cedar Lane                         995,281                           100%
Stanton                          1,001,158                           100%
Abernathy                          781,898                           100%
Pembroke                           998,687                           100%
Meadowview                       1,133,592                            92%
Town Branch                        984,410                           100%
Fox Run                            966,763                           100%
Maple Street                     1,697,719                           100%
Manchester                         735,135                            78%
                               -----------
                               $25,721,527

SERIES 10
                                   12/31/96                      12/31/96
                                   Property                     Occupancy
Partnership                            Cost                          Rate
-----------                        --------                     ---------

Redstone                       $ 1,094,016                            92%
Albany                           1,029,662                            96%
Oak Terrace                        661,663                           100%
Wellshill                        1,345,844                           100%
Applegate                        1,833,911                            97%
Heatherwood                      1,607,378                           100%
Peachtree                        1,046,466                           100%
Donna                            1,776,522                           100%
Wellsville                       1,332,613                           100%
Tecumseh                         1,059,426                            75%
Clay City                        1,021,084                            96%
Irvine West                      1,086,338                            92%
New Castle                       1,019,050                            88%
Stigler                            754,056                           100%
Courtyard                          763,178                           100%
                               -----------
                               $17,431,207

SERIES 11
                                   12/31/96                      12/31/96
                                   Property                     Occupancy
Partnership                            Cost                          Rate
-----------                        --------                     ---------

Homestead                      $ 1,754,502                           100%
Mountain Oak                       879,424                            67%
Eloy                               891,926                            96%
Gila Bend                        1,274,647                            94%
Creekstone                       2,008,604                            93%
Tifton                           1,674,451                            94%
Cass Towne                         324,320                           100%
Warsaw                           3,352,880                           100%
Royston                            932,820                           100%
Red Bud                            301,117                           100%
Cardinal                           507,089                           100%
Parsons                          1,317,171                           100%
                               -----------
                               $15,218,951

A summary of the cost of the properties at December 31, 1996,
1995 and 1994 is as follows:
                                                        December 31, 1996
                                                 SERIES 7          SERIES 8

Land                                          $ 1,615,119       $ 1,978,810
Land Improvements                                  87,542           411,365
Buildings                                      42,053,147        43,294,684
Furniture and Fixtures                          1,412,182         1,469,856
Construction in Progress                                0                 0
                                              -----------       -----------
Properties, at Cost                            45,167,990        47,154,715
Less:  Accumulated Depreciation                 5,712,059         4,790,218
                                              -----------       -----------
Properties, Net                               $39,455,931       $42,364,497
                                              ===========       ===========

                                                        December 31, 1995
                                                 SERIES 7          SERIES 8

Land                                          $ 1,615,119       $ 1,978,810
Land Improvements                                 177,159           409,921
Buildings                                      41,501,608        43,293,853
Furniture and Fixtures                          1,412,943         1,435,197
Construction in Progress                          330,777                 0
                                              -----------       -----------
Properties, at Cost                            45,037,606        47,117,781
Less:  Accumulated Depreciation                 4,103,029         3,146,594
                                              -----------       -----------
Properties, Net                               $40,934,577       $43,971,187
                                              ===========       ===========

                                                        December 31, 1994
                                                 SERIES 7          SERIES 8

Land                                          $ 1,694,800       $ 1,978,445
Land Improvements                                 176,189           394,791
Buildings                                      40,948,015        37,826,063
Furniture and Fixtures                          1,353,319         1,154,960
Construction in Progress                           41,500         3,168,850
                                              -----------       -----------
Properties, at Cost                            44,213,823        44,523,109
Less:  Accumulated Depreciation                 2,547,947         1,637,354
                                              -----------       -----------
Properties, Net                               $41,665,876       $42,885,755
                                              ===========       ===========
Item 2 - Properties (continued):

A summary of the cost of the properties at December 31, 1996, 1995 and 1994 is as follows:

                                                        December 31, 1996
                                                 SERIES 9         SERIES 10

Land                                          $ 1,099,659       $   648,625
Land Improvements                                 174,250            57,572
Buildings                                      23,548,626        16,312,322
Furniture and Fixtures                            898,992           412,688
Construction in Progress                                0                 0
                                              -----------       -----------
Properties, at Cost                            25,721,527        17,431,207
Less:  Accumulated Depreciation                 2,212,706         1,230,341
                                              -----------       -----------
Properties, Net                               $23,508,821       $16,200,866
                                              ===========       ===========

                                                        December 31, 1995
                                                 SERIES 9         SERIES 10

Land                                          $ 1,099,659       $   648,625
Land Improvements                                 167,424            56,777
Buildings                                      23,549,661        16,357,696
Furniture and Fixtures                            888,379           343,848
Construction in Progress                                0                 0
                                              -----------       -----------
Properties, at Cost                            25,705,123        17,406,946
Less:  Accumulated Depreciation                 1,301,928           719,972
                                              -----------       -----------
Properties, Net                               $24,403,195       $16,686,974
                                              ===========       ===========

                                                        December 31, 1994
                                                 SERIES 9         SERIES 10

Land                                          $ 1,096,559       $   648,625
Land Improvements                                 167,424                 0
Buildings                                      17,796,021        14,993,949
Furniture and Fixtures                            596,404           252,458
Construction in Progress                        4,635,580         1,195,992
                                              -----------       -----------
Properties, at Cost                            24,291,988        17,091,024
Less:  Accumulated Depreciation                   442,224           250,388
                                              -----------       -----------
Properties, Net                               $23,849,764       $16,840,636
                                              ===========       ===========

A summary of the cost of the properties at December 31, 1996, 1995 and 1994 is as follows:

                                                        December 31, 1996
                                                SERIES 11             TOTAL

Land                                          $   599,470      $  5,941,683
Land Improvements                                       0           730,729
Buildings                                      14,291,880       139,500,659
Furniture and Fixtures                            327,601         4,521,319
Construction in Progress                                0                 0
                                              -----------      ------------
Properties, at Cost                            15,218,951       150,694,390
Less:  Accumulated Depreciation                   738,925        14,684,249
                                              -----------      ------------
Properties, Net                               $14,480,026      $136,010,141
                                              ===========      ============

                                                        December 31, 1995
                                                SERIES 11             TOTAL

Land                                          $   606,221      $  5,948,434
Land Improvements                                       0           811,281
Buildings                                      13,294,591       137,997,409
Furniture and Fixtures                            264,287         4,344,654
Construction in Progress                          535,974           866,751
                                              -----------      ------------
Properties, at Cost                            14,701,073       149,968,529
Less:  Accumulated Depreciation                   205,821         9,477,344
                                              -----------      ------------
Properties, Net                               $14,495,252      $140,491,185
                                              ===========      ============

                                                        December 31, 1994
                                                SERIES 11             TOTAL

Land                                          $   334,225      $  5,752,654
Land Improvements                                       0           738,404
Buildings                                       2,053,535       113,617,583
Furniture and Fixtures                             48,000         3,405,141
Construction in Progress                        2,191,654        11,233,576
                                              -----------      ------------
Properties, at Cost                             4,627,414       134,747,358
Less:  Accumulated Depreciation                     5,455         4,883,368
                                              -----------      ------------
Properties, Net                               $ 4,621,959      $129,863,990
                                              ===========      ============

Item 3.  Legal Proceedings

   Gateway is not a party to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

   As of March 31, 1997, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

                                          PART II

Item 5.  Market for the Registrant's Securities and Related
Security Holder Matters

    (a) Gateway's Limited Partnership interests are not publicly traded. There is no market for Gateway's Limited Partnership interests and it is unlikely that any will develop. No transfers of Limited Partnership Interests are permitted without the prior written consent of the Managing General Partner. There have been several transfers from inception to date with most being from individuals to their trusts or heirs. The Managing General Partner is not aware of the price at which Limited Partnership units are transferred. The criteria for and the details regarding transfers are found on pages A-28 and A-29 of the Limited Partnership Agreement under ARTICLE XII under the caption "Transfers of Units" found in the Prospectus, which is incorporated herein by reference.

       There have been no distributions to Limited Partner investors from inception to date.

    (b)    Approximate Number of Equity Security Holders:
                                                     Number of Holders
Title of Class                                       as of March 31, 1997
Limited Partner Interest                                            2,201
General Partner Interest                                                2

Item 6.  Selected Financial Data

FOR THE YEARS ENDED MARCH 31,:
                                      1997            1996           1995
SERIES 7                              ----            ----           ----
(Inception July 16, 1992)

Total Revenues                  $   43,466     $   54,373     $   64,102
Net Loss                        (1,026,918)    (1,014,650)    (1,187,932)
Equity in Losses of
  Project Partnerships            (936,184)      (936,257)    (1,118,343)
Total Assets                     5,218,302      6,203,282      7,167,131
Investments in Project
  Partnerships                   4,483,546      5,464,982      6,022,991
Per Weighted Average Limited Partnership Unit:
Tax Credits (A)                     160.60         153.40         140.20
Portfolio Income (A)                  9.80           9.60           8.90
Passive Loss (A)                   (113.20)       (121.90)       (131.60)
Net Loss                            (97.81)        (96.63)       (113.14)



                                                     1994           1993
                                                     ----           ----
Total Revenues                                 $   83,225    $    81,865
Net Loss                                         (837,731)       (96,497)
Equity in Losses of
  Project Partnerships                           (783,073)       (99,078)
Total Assets                                    8,485,924     10,887,894
Investments in Project
  Partnerships                                  7,343,297      8,304,593
Per Weighted Average Limited Partnership Unit:
Tax Credits (A)                                     68.50            .00
Portfolio Income (A)                                 9.90          17.85
Passive Loss (A)                                   (95.50)        (34.97)
Net Loss                                           (79.78)        (15.23)

FOR THE YEARS ENDED MARCH 31,:
                                      1997            1996           1995
SERIES 8                              ----            ----           ----
(Inception January 4, 1993)

Total Revenues                  $   48,637     $   46,431     $   67,069
Net Loss                        (1,089,189)    (1,201,546)    (1,076,492)
Equity in Losses of
  Project Partnerships            (999,833)    (1,110,855)      (996,606)
Total Assets                     5,451,625      6,480,200      7,853,765
Investments in Project
  Partnerships                   4,614,122      5,658,160      6,909,627
Per Weighted Average Limited Partnership Unit:
Tax Credits (A)                     159.20         143.80         104.62
Portfolio Income (A)                  8.90           8.00           9.50
Passive Loss (A)                   (138.30)       (131.60)       (125.50)
Net Loss                           (108.37)       (119.55)       (107.11)


                                                      1994           1993
                                                      ----           ----

Total Revenues                                 $  142,722     $   30,707
Net Income (Loss)                                (244,729)        21,501
Equity in Losses of
  Project Partnerships                           (297,929)        (3,411)
Total Assets                                    9,991,144      8,955,971
Investments in Project
  Partnerships                                  8,229,829      1,873,651
Per Weighted Average Limited Partnership Unit:
Tax Credits (A)                                     21.60            .00
Portfolio Income (A)                                17.10            .00
Passive Loss (A)                                   (36.20)           .00
Net Income (Loss)                                  (24.35)         13.73

FOR THE YEARS ENDED MARCH 31,:
                                      1997            1996           1995
                                      ----            ----           ----
SERIES 9
(Inception September 30, 1993)

Total Revenues                  $   25,848     $   29,092     $   56,756
Net Loss                          (557,202)      (504,713)      (290,577)
Equity in Losses of
  Project Partnerships            (506,807)      (458,221)      (271,414)
Total Assets                     4,307,579      4,824,662      5,615,793
Investments in Project
  Partnerships                   3,848,367      4,397,301      4,901,634
Per Weighted Average Limited Partnership Unit:
Tax Credits (A)                     153.30         143.10          50.40
Portfolio Income (A)                  8.10           8.50          12.30
Passive Loss (A)                   (108.70)       (102.70)        (61.20)
Net Loss                            (88.20)        (79.90)        (46.00)


                                                      1994           1993
                                                      ----           ----

Total Revenues                                 $   45,037     $        0
Net Income                                         13,099              0
Equity in Losses of
  Project Partnerships                            (15,788)             0
Total Assets                                    6,583,534              0
Investments in Project
  Partnerships                                  4,825,074              0
Per Weighted Average Limited Partnership Unit:
Tax Credits (A)                                       .00            .00
Portfolio Income (A)                                 4.80            .00
Passive Loss (A)                                    (4.80)           .00
Net Income                                           4.15            .00

FOR THE YEARS ENDED MARCH 31,:
                                      1997            1996           1995
SERIES 10                             ----            ----           ----
(Inception January 21, 1994)

Total Revenues                  $   24,953     $   27,591     $   62,023
Net Loss                          (214,923)      (189,034)      (110,564)
Equity in Losses of
  Project Partnerships            (190,191)      (167,857)      (121,762)
Total Assets                     4,006,856      4,203,400      4,537,644
Investments in Project
  Partnerships                   3,571,518      3,788,041      3,966,411
Per Weighted Average Limited Partnership Unit:
Tax Credits (A)                     149.60         139.10          47.40
Portfolio Income (A)                  8.88           8.80          18.70
Passive Loss (A)                    (79.00)        (79.80)        (39.30)
Net Loss                            (42.19)        (37.11)        (21.71)


                                                      1994           1993
                                                      ----           ----

Total Revenues                                 $   15,622      $       0
Net Income                                         10,369              0
Equity in Losses of
  Project Partnerships                               (309)             0
Total Assets                                    5,754,711              0
Investments in Project
  Partnerships                                  2,868,929              0
Per Weighted Average Limited Partnership Unit:
Tax Credits (A)                                       .00            .00
Portfolio Income (A)                                  .00            .00
Passive Loss (A)                                      .00            .00
Net Income                                           9.77            .00

FOR THE YEARS ENDED MARCH 31,:
                                      1997            1996           1995
SERIES 11                             ----            ----           ----
(Inception April 29, 1994)

Total Revenues                  $   30,465     $   69,130     $  158,326
Net Income (Loss)                 (196,029)      (108,465)       136,410
Equity in Losses of
  Project Partnerships            (182,485)      (134,308)        (9,886)
Total Assets                     4,487,039      4,962,767      5,619,288
Investments in Project
  Partnerships                   4,070,301      4,340,316      3,771,207
Per Weighted Average Limited Partnership Unit:
Tax Credits (A)                      57.50          32.70            .00
Portfolio Income (A)                 11.00          20.70          24.40
Passive Loss (A)                    (57.50)        (37.60)         (2.40)
Net Income (Loss)                   (37.85)        (20.94)         26.34


                                                      1994           1993
                                                      ----           ----

Total Revenues                                 $        0    $         0
Net Loss                                                0              0
Equity in Losses of
  Project Partnerships                                  0              0
Total Assets                                            0              0
Investments in Project
  Partnerships                                          0              0
Per Weighted Average Limited Partnership Unit:
Tax Credits (A)                                       .00            .00
Portfolio Income (A)                                  .00            .00
Passive Loss (A)                                      .00            .00
Net Loss                                              .00            .00

(A) The tax information is as of December 31, the year end for tax purposes.

The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this report. This statement is not covered by the auditor's opinion included elsewhere in this report.

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations, Liquidity and Capital Resources

       Operations commenced on July 16, 1992 with the first admission of Limited Partners in Series 7. The proceeds from Limited Partner investors' capital contributions available for investment are used to acquire interests in Project Partnerships. Project Partnership acquisitions and the status of project operations are shown on the following table:

                                   As of March 31, 1995
                           Under       Recently          Fully
                       Construction    Completed       Operating         Totals
Series 7                     -             -              38               38
Series 8                     5             3              35               43
Series 9                     4             1              19               24
Series 10                    3             2              10               15
Series 11                    7             -               2                9

                                   As of March 31, 1996
                           Under       Recently          Fully
                       Construction    Completed       Operating         Totals
Series 7                     -             1              38               39
Series 8                     -             1              42               43
Series 9                     -             -              24               24
Series 10                    -             -              15               15
Series 11                    2             2               8               12

                                   As of March 31, 1997
                           Under       Recently          Fully
                       Construction    Completed       Operating         Totals
Series 7                     -             -              39               39
Series 8                     -             -              43               43
Series 9                     -             -              24               24
Series 10                    -             -              15               15
Series 11                    -             -              12               12

     As disclosed on the statement of operations for each Series, except as described below, interest income is comparable for the years ended March 31, 1997, March 31, 1996 and March 31, 1995. General and Administrative expenses - General Partner and General and Administrative expenses - Other for the year ended March 31, 1997 are comparable to March 31, 1996 and March 31, 1995.

     The capital resources of each Series are used to pay General and Administrative operating costs including personnel, supplies, data processing, travel and legal and accounting associated with the administration and monitoring of Gateway and the Project Partnerships. The capital resources are also used to pay the Asset Management Fee due the Managing General Partner, but only to the extent that Gateway's remaining resources are sufficient to fund Gateway's ongoing needs. (Payment of any Asset Management Fee unpaid at the time Gateway sells its interests in the Project Partnerships is subordinated to the investors' return of their original capital contribution.)

     The sources of funds to pay the operating costs of each Series are short-term investments and interest earned thereon, the maturity of U.S. Treasury Security Strips ("Zero Coupon Treasuries") which were purchased with funds set aside for this purpose, and cash distributed to the Series from the operations of the Project Partnerships.

     Series 7 - Gateway closed this series on October 16, 1992 after receiving $10,395,000 from 635 Limited Partner investors. As of March 31, 1997, the series had invested $7,732,089 in 39 Project Partnerships located in 14 states containing 1,195 apartment units. Average occupancy of the Project Partnerships was 97% at December 31, 1996.

     Equity in losses of Project Partnerships decreased from $1,118,343 for the year ended March 31, 1995 to $936,257 for the year ended March 31, 1996 partially due to a reduction in depreciation expense for three Project Partnerships' because of an adjustment in the calculation method. Equity in losses of Project Partnerships for the year ended March 31, 1997 of $936,184 was comparable to the year ended March 31, 1996. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. (These Project Partnerships reported depreciation and amortization of $1,625,748, $1,553,899 and $1,647,762 for the periods ended December 31, 1996, 1995 and 1994, respectively.) As a result, management expects that this Series, as well as the Series described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections. However, one Project Partnership experienced significant operating problems worth noting.

     A Project Partnership located in Bloomfifeld, Nebraska experienced significant cash shortages from operations for the years ending December 31, 1995 and December 31, 1996. In 1995 the average occupancy rate was 62% and in 1996 the average occupancy rate was 76%. An occupancy rate of 90% is required to breakeven. This occupancy problem was principally due to a wage increase at a large local employer which pushed potential tenant incomes above the compliance levels established for tax credits. The management company continues to make a significant effort to improve occupancy and the local general partners loaned $60,000 to the Project Partnership to cover the shortages, in accordance with their guarantees. Management does not expect any material adverse effect to Gateway from this Project Partnership.

     At March 31, 1997, the Series had $267,980 of short-term investments (Cash and Cash Equivalents). It also had $466,776 in Zero Coupon Treasuries with annual maturities providing $47,000 in fiscal year 1998 increasing to $86,000 in fiscal year 2008. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management
Fee.
     As disclosed on the statement of cash flows, the Series had a net loss of $1,026,918 for the year ending March 31, 1997. However, after adjusting for Equity in Losses of Project Partnerships of $936,184 and the changes in operating assets and liabilities, net cash used in operating activities was $50,721 of which $40,146 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $58,919 consisting of $27,181 in cash distributions from the Project Partnerships and $35,342 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

     Series 8 - Gateway closed this Series on June 28, 1993 after receiving $9,980,000 from 664 Limited Partner investors. As of March 31, 1997, the series had invested $7,586,105 in 43 Project Partnerships located in 18 states containing 1,207 apartment units. Average occupancy of the Project Partnerships was 95% at December 31, 1996.

     Equity in losses of Project Partnerships increased from $996,606 for the year ended March 31, 1995 to $1,110,855 for the year ended March 31, 1996. This increase was due to properties moving from the construction and rent-up phases to becoming fully operational (7 from 1995 to 1996). Equity in losses of Project Partnerships for the year ended March 31, 1997 of $999,833 was comparable to the year ended march 31, 1996. (These Project Partnerships reported depreciation and amortization of $1,652,936, $1,521,763 and $1,269,512 for the
periods ended December 31, 1996, 1995 and 1994, respectively.) Overall management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

     At March 31, 1997, the Series had $396,038 of short-term investments (Cash and Cash Equivalents). It also had $441,012 in Zero Coupon Treasuries with annual maturities providing $42,000 in fiscal year 1998 increasing to $82,000 in fiscal year 2008. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

     As disclosed on the statement of cash flows, the Series had a net loss of $1,089,189 for the year ending March 31, 1997. However, after adjusting for Equity in Losses of Project Partnerships of $999,833 and the changes in operating assets and liabilities, net cash used in operating activities was $36,238 of which $26,810 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $137,255 consisting of $29,050 received in cash distributions from the Project Partnerships, $32,178 from matured Zero Coupon Treasuries and a collection of the receivable from Project Partnerships of $75,574. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee. There were no unusual events or trends to describe.

     Series 9 - Gateway closed this Series on September 30, 1993 after receiving $6,254,000 from 406 Limited Partner investors.
As of March 31, 1997, the series had invested $4,914,116 in 24
Project Partnerships located in 11 states containing 624 apartment units. Average occupancy of the Project
Partnerships was 96% at December 31, 1996.

     Equity in losses of Project Partnerships increased from $271,414 for the year ended March 31, 1995 to $458,221 for the year ended March 31, 1996 to $506,807 for the year ended March 31, 1997. These increases were due to properties moving from the construction phase and rent-up phases to fully operating phases. (These Project Partnerships reported depreciation and amortization of $913,666, $863,953, and $418,865 for the years ended December 31, 1996, 1995 and 1994, respectively.)
Overall management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

     At March 31, 1997, the Series had $161,813 of short-term investments (Cash and Cash Equivalents). It also had $297,399 in Zero Coupon Treasuries with annual maturities providing $28,000 in fiscal year 1998 increasing to $47,000 in fiscal year 2009. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

     As disclosed on the statement of cash flows, the Series had net loss of $557,202 for the period ending March 31, 1997.
After adjusting for Equity in Losses of Project Partnerships of $506,807 and the changes in operating assets and liabilities, net cash used in operating activities was $17,325 of which $8,709 was the Asset Management Fee actually paid.
Cash provided by investing activities totaled $66,886 consisting of $16,934 received in cash distributions from the Project Partnerships and $23,331 from matured Zero Coupon Treasuries, collection of $8,545 receivables from Project Partnerships and $18,076 from the reductions in amounts invested in two Project Partnerships. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee. There were no unusual events or trends to describe.

     Series 10 - Gateway closed this Series on January 21, 1994 after receiving $5,043,000 from 325 Limited Partner investors.
As of March 31, 1997, the series had invested $3,914,672 in 15
Project Partnerships located in 10 states containing 409 apartment units. Average occupancy of the Project
Partnerships was 96% at December 31, 1996.

     Equity in losses of Project Partnerships increased from $121,762 for the year ended March 31, 1995 to $167,857 for the year ended March 31, 1996 to $190,191 for the year ended March 31, 1997 as properties were acquired and placed in service. (These Project Partnerships reported depreciation and amortization of $516,816, $475,696 and $248,379 for the years ended December 31, 1996, 1995, and 1994 respectively.)
Overall management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

     At March 31, 1997, the Series had $199,743 of short-term investments (Cash and Cash Equivalents). It also had $235,595 in Zero Coupon Treasuries with annual maturities providing $22,000 in fiscal year 1998 increasing to $40,000 in fiscal year 2010. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

     As disclosed on the statement of cash flows, the Series had net loss of $214,923 for the year ending March 31, 1997.
After adjusting for Equity in Losses of Project Partnerships of $190,191 and the changes in operating assets and liabilities, net cash used in operating activities was $13,512 of which $12,141 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $50,679 consisting of $20,494 received in cash distributions from the Project Partnerships, $17,126 from matured Zero Coupon Treasuries and the collection of the Receivable from Project Partnerships of $13,059. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee. There were no unusual events or trends to describe.

     Series 11 - Gateway closed this Series on April 29, 1994 after receiving $5,127,000 from 330 Limited investors. As of March 31, 1997 the series had invested $4,128,042 in 12
Project Partnerships located in 7 states containing 361 apartments. Average occupancy of the Project Partnerships was 96% at December 31, 1996.

     Equity in losses of Project Partnerships increased from $9,886 for the period ended March 31, 1995 to $134,308 for the year ended March 31, 1996 to $182,485 for the year ended March 31, 1997 due to the number of properties moving from the construction and rent-up phases to fully operational. (These Project Partnerships reported depreciation and amortization of $537,223, $198,591 and $5,747 for the periods ended December 31, 1996, 1995 and 1994.) Overall management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

     At March 31, 1997, the Series had $169,385 of short-term investments (Cash and Cash Equivalents). It also had $247,353 in Zero Coupon Treasuries with annual maturities providing $21,000 in fiscal year 1998 increasing to $44,000 in fiscal year 2010. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

     As disclosed on the statement of operations interest income decreased from $158,326 for the eleven months ended March 31, 1995 to $69,130 for the year ended March 31, 1996 to $30,465 for the year ended March 31, 1997 due to the lowering of the average cash balance available for investment. General and Administrative expenses - General Partner and General and Administrative - Other were comparable for the years ended
March 31, 1997 and 1996, however these expenses increased from the period ended March 31, 1995 as that period consisted of only eleven months and only two Project Partnerships were fully operating.

     As disclosed on the statement of cash flows, the Series had net loss of $196,029 for the year ending March 31, 1997.
After adjusting for Equity in Losses of Project Partnerships of $182,485 and the changes in operating assets and liabilities, net cash used in operating activities was $21,298 of which $20,342 was the Asset Management Fee actually paid. Cash used in investing activities totaled $174,344 and was primarily used for the purchase of Investments in Project Partnerships while $16,951 was received from matured Zero
Coupon Treasures and $5,095 received in cash distributions from Project Partnerships. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee. There were no unusual events or trends to describe.


Item 8.  Financial Statements and Supplementary Data

                               INDEPENDENT AUDITOR'S REPORT





To the Partners of Gateway Tax Credit Fund III Ltd.

  We have audited the accompanying balance sheets of each of the five Series (Series 7 through 11) constituting Gateway Tax Credit Fund III Ltd. (a Florida Limited Partnership) as of March 31, 1997 and 1996 and the related statements of operations, partners' equity, and cash flows of each of the five Series for each of the periods presented. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain underlying Project Partnerships owned by Gateway Tax Credit Fund III Ltd. for each of the periods presented, the investments in which are recorded using the equity method of accounting. The investments in these partnerships represent the following percentages of the Partnership's assets and the total investment in Project Partnerships as of March 31, 1997 and 1996 and the equity in their losses for each of the periods indicated:

                      Investments                   Assets
                        March 31,                  March 31,

                      1997   1996               1997       1996


Series 7               67%    56%                 58%       49%
Series 8               60%    59%                 51%       52%
Series 9               47%    45%                 42%       41%
Series 10              61%    59%                 54%       53%
Series 11              85%    29%                 77%       25%


             Partnership Loss
             Year Ended March 31,

              1997     1996     1995


Series 7       63%      54%       60%
Series 8       53%      59%       51%
Series 9       24%      20%       10%
Series 10      20%      28%       15%
Series 11      93%      70%        0%



Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such underlying partnerships, is based solely on the reports of the other auditors.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.


  In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of each of the five Series (Series 7 through 11) constituting Gateway Tax Credit Fund III Ltd. as of March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the periods presented, in conformity with generally accepted accounting principles.

  Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed under Item 14(a)(2) in the index are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, based on our audits and the reports of other auditors, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.








                                /s/ Spence Marston, Bunch, Morris & Co.
                                    SPENCE, MARSTON, BUNCH, MORRIS & CO.
                                       Certified Public Accountants

Clearwater, Florida
June 20, 1997

PART I - Financial Information
  Item 1.  Financial Statements
                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                                      BALANCE SHEETS
                                  MARCH 31, 1997 AND 1996

                                                     1997            1996
                                                 -----------     -----------
SERIES 7
ASSETS
Current Assets:
   Cash and Cash Equivalents                     $  267,980      $  259,782
   Investments in Securities                         44,933          42,189
   Receivable from Project Partnerships                   0               0
                                                 -----------     -----------
     Total Current Assets                           312,913         301,971

   Investments in Securities                        421,843         436,329
   Investments in Project
          Partnerships, Net                       4,483,546       5,464,982
                                                 -----------     -----------
       Total Assets                              $5,218,302      $6,203,282
                                                 ===========     ===========

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Payable to General Partners                   $   54,499      $   53,005
   Payable to Project Partnerships                        0               0
                                                 -----------     -----------
                                                     54,499          53,005

Long-Term Liabilities:
   Payable to General Partners                      179,733         139,289

Partners' Equity:
Limited Partners (10,395 units for
   Series 7, 9,980 for Series 8,
   6,254 for Series 9, 5,043 for
   Series 10 and 5,127 for Series 11
   at March 31, 1997 and 1996)                    5,025,507       6,042,156
General Partners                                    (41,437)        (31,168)
                                                 -----------     -----------
     Total Partners' Equity                       4,984,070       6,010,988
                                                 -----------     -----------
       Total Liabilities and
          Partners' Equity                       $5,218,302      $6,203,282
                                                 ===========     ===========
                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                                      BALANCE SHEETS
                                  MARCH 31, 1997 AND 1996
                                                      1997           1996
                                                 -----------      ----------
SERIES 8
ASSETS
Current Assets:
   Cash and Cash Equivalents                     $  396,038      $  295,021
   Investments in Securities                         40,189          37,407
   Receivable from Project Partnerships                 453          76,027
                                                 -----------     -----------
     Total Current Assets                           436,680         408,455

   Investments in Securities                        400,823         413,585
   Investments in Project
          Partnerships, Net                       4,614,122       5,658,160
                                                 -----------     -----------
       Total Assets                              $5,451,625      $6,480,200
                                                 ===========     ===========

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Payable to General Partners                   $   42,185      $   43,617
   Payable to Project Partnerships                        0               0
                                                 -----------     -----------
                                                     42,185          43,617
Long-Term Liabilities:
   Payable to General Partners                      217,295         155,249

Partners' Equity:
Limited Partners (10,395 units for
   Series 7, 9,980 for Series 8,
   6,254 for Series 9, 5,043 for
   Series 10 and 5,127 for Series 11
   at March 31, 1997 and 1996)                    5,227,849       6,306,146
General Partners                                    (35,704)        (24,812)
                                                 -----------     -----------
     Total Partners' Equity                       5,192,145       6,281,334
                                                 -----------     -----------
       Total Liabilities and
          Partners' Equity                       $5,451,625      $6,480,200
                                                 ===========     ===========
                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                                      BALANCE SHEETS
                                  MARCH 31, 1997 AND 1996
                                                      1997           1996
                                                 -----------      ----------
SERIES 9
ASSETS
Current Assets:
   Cash and Cash Equivalents                     $  161,813      $  112,252
   Investments in Securities                         26,879          25,978
   Receivable from Project Partnerships                   0           8,545
                                                 -----------     -----------
     Total Current Assets                           188,692         146,775

   Investments in Securities                        270,520         280,586
   Investments in Project
          Partnerships, Net                       3,848,367       4,397,301
                                                 -----------     -----------
       Total Assets                              $4,307,579      $4,824,662
                                                 ===========     ===========

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Payable to General Partners                   $   24,250      $   25,016
   Payable to Project Partnerships                        0               0
                                                 -----------     -----------
                                                     24,250          25,016

Long-Term Liabilities:
   Payable to General Partners                      119,002          78,117

Partners' Equity:
Limited Partners (10,395 units for
   Series 7, 9,980 for Series 8,
   6,254 for Series 9, 5,043 for
   Series 10 and 5,127 for Series 11
   at March 31, 1997 and 1996)                    4,177,521       4,729,151
General Partners                                    (13,194)         (7,622)
                                                 -----------     -----------
     Total Partners' Equity                       4,164,327       4,721,529
                                                 -----------     -----------
       Total Liabilities and
          Partners' Equity                       $4,307,579      $4,824,662
                                                 ===========     ===========
                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                                      BALANCE SHEETS
                                  MARCH 31, 1997 AND 1996
                                                      1997           1996
                                                 -----------      ----------
SERIES 10
ASSETS
Current Assets:
   Cash and Cash Equivalents                     $  199,743      $  162,576
   Investments in Securities                         20,995          19,125
   Receivable from Project Partnerships                   0          13,059
                                                 -----------      ----------
     Total Current Assets                           220,738         194,760

   Investments in Securities                        214,600         220,599
   Investments in Project
          Partnerships, Net                       3,571,518       3,788,041
                                                 -----------     -----------
       Total Assets                              $4,006,856      $4,203,400
                                                 ===========     ===========

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Payable to General Partners                   $   28,072      $   28,549
   Payable to Project Partnerships                    7,712           7,713
                                                 -----------     -----------
                                                     35,784          36,262

Long-Term Liabilities:
   Payable to General Partners                       37,184          18,327

Partners' Equity:
Limited Partners (10,395 units for
   Series 7, 9,980 for Series 8,
   6,254 for Series 9, 5,043 for
   Series 10 and 5,127 for Series 11
   at March 31, 1997 and 1996)                    3,938,729       4,151,503
General Partners                                     (4,841)         (2,692)
                                                 -----------     -----------
     Total Partners' Equity                       3,933,888       4,148,811
                                                 -----------     -----------
       Total Liabilities and
          Partners' Equity                       $4,006,856      $4,203,400
                                                 ===========     ===========
                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                                      BALANCE SHEETS
                                  MARCH 31, 1997 AND 1996
                                                      1997           1996
                                                 -----------      ----------
SERIES 11
ASSETS
Current Assets:
   Cash and Cash Equivalents                     $  169,385      $  365,027
   Investments in Securities                         19,915          18,995
   Receivable from Project Partnerships                   0           8,250
                                                 -----------     -----------
     Total Current Assets                           189,300         392,272

   Investments in Securities                        227,438         230,179
   Investments in Project
          Partnerships, Net                       4,070,301       4,340,316
                                                 -----------     -----------
       Total Assets                              $4,487,039      $4,962,767
                                                 ===========     ===========


LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Payable to General Partners                   $   27,882      $   32,148
   Payable to Project Partnerships                        0         279,887
                                                 -----------     -----------
                                                     27,882         312,035

Long-Term Liabilities:
   Payable to General Partners                        8,161           3,707

Partners' Equity:
Limited Partners (10,395 units for
   Series 7, 9,980 for Series 8,
   6,254 for Series 9, 5,043 for
   Series 10 and 5,127 for Series 11
   at March 31, 1997 and 1996)                    4,452,477       4,646,546
General Partners                                     (1,481)            479
                                                 -----------     -----------
     Total Partners' Equity                       4,450,996       4,647,025
                                                 -----------     -----------
       Total Liabilities and
          Partners' Equity                       $4,487,039      $4,962,767
                                                 ===========     ===========
                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                                      BALANCE SHEETS
                                  MARCH 31, 1997 AND 1996
                                                      1997           1996
                                                 -----------      ----------
TOTAL SERIES 7 - 11
ASSETS
Current Assets:
   Cash and Cash Equivalents                    $ 1,194,959     $ 1,194,658
   Investments in Securities                        152,911         143,694
   Receivable from Project Partnerships                 453         105,881
                                                ------------    ------------
     Total Current Assets                         1,348,323       1,444,233

   Investments in Securities                      1,535,224       1,581,278
   Investments in Project
          Partnerships, Net                      20,587,854      23,648,800
                                                ------------    ------------
       Total Assets                             $23,471,401     $26,674,311
                                                ============    ============

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Payable to General Partners                  $   176,888     $   182,335
   Payable to Project Partnerships                    7,712         287,600
                                                ------------    ------------
                                                    184,600         469,935

Long-Term Liabilities:
   Payable to General Partners                      561,375         394,689

Partners' Equity:
Limited Partners (10,395 units for
   Series 7, 9,980 for Series 8,
   6,254 for Series 9, 5,043 for
   Series 10 and 5,127 for Series 11
   at March 31, 1997 and 1996)                   22,822,083      25,875,502
General Partners                                    (96,657)        (65,815)
                                                ------------    ------------
     Total Partners' Equity                      22,725,426      25,809,687
                                                ------------    ------------
       Total Liabilities and
          Partners' Equity                      $23,471,401     $26,674,311
                                                ============    ============
                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                                 STATEMENTS OF OPERATIONS
                               FOR THE YEAR ENDED MARCH 31,


                                   1997               1996              1995
SERIES 7                       -----------        ----------       -----------
Revenue:
   Interest Income            $    43,466       $    54,373        $    64,102
                              ------------      ------------       -----------
Expenses:
   Asset Management Fee-
     General Partner               80,591            79,980             77,926
   General and Administrative-
     General Partner               12,039            11,913             14,417
   General and Administrative-
     Other                         19,895            18,825             19,316
   Amortization                    21,675            22,048             22,032
                              ------------      ------------       -----------
     Total Expenses               134,200           132,766            133,691
                              ------------      ------------       -----------
Loss Before Equity in Losses of
 Project Partnerships             (90,734)          (78,393)           (69,589)
Equity in Losses of Project
 Partnerships                    (936,184)         (936,257)        (1,118,343)
                              ------------      ------------       ------------
Net Loss                      $(1,026,918)      $(1,014,650)       $(1,187,932)
                              ============      ============       ============
Allocation of Net Loss:
   Limited Partners           $(1,016,649)      $(1,004,503)       $(1,176,053)
   General Partners               (10,269)          (10,147)           (11,879)
                              ------------      ------------       ------------
                              $(1,026,918)      $(1,014,650)       $(1,187,932)
                              ============      ============       ============
Net Loss Per Number of
 Limited Partnership Units    $    (97.80)      $    (96.63)       $   (113.14)

Number of Limited Partnership
 Units Outstanding                 10,395            10,395             10,395


                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                                 STATEMENTS OF OPERATIONS
                               FOR THE YEAR ENDED MARCH 31,


                                   1997              1996               1995
SERIES 8                       -----------        ----------       -----------
Revenues:
   Interest Income            $    48,637       $    46,431        $    67,069
                              ------------      ------------       -----------
Expenses:
   Asset Management Fee-
     General Partner               88,857            88,183             88,179
   General and Administrative-
     General Partner               13,275            13,312             16,301
   General and Administrative-
     Other                         21,160            20,633             22,284
   Amortization                    14,701            14,994             20,191
                              ------------      ------------       -----------
     Total Expenses               137,993           137,122            146,955
                              ------------      ------------       ------------
Loss Before Equity in Losses of
 Project Partnerships             (89,356)          (90,691)           (79,886)
Equity in Losses of Project
 Partnerships                    (999,833)       (1,110,855)          (996,606)
                              ------------      ------------       ------------
Net Loss                      $(1,089,189)      $(1,201,546)       $(1,076,492)
                              ============      ============       ============
Allocation of Net Loss:
   Limited Partners           $(1,078,297)      $(1,189,531)       $(1,065,727)
   General Partners               (10,892)          (12,015)           (10,765)
                              ------------      ------------       ------------
                              $(1,089,189)      $(1,201,546)       $(1,076,492)
                              ============      ============       ============
Net Loss Per Number of
 Limited Partnership Units    $   (108.37)      $   (119.55)       $   (107.11)

Number of Limited Partnership
 Units Outstanding                  9,950             9,950              9,950


                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                                 STATEMENTS OF OPERATIONS
                               FOR THE YEAR ENDED MARCH 31,


                                   1997              1996               1995
SERIES 9                       -----------        ----------       -----------
Revenues:
   Interest Income            $    25,848       $    29,092        $    56,756
                              ------------      ------------       -----------
Expenses:
   Asset Management Fee-
     General Partner               49,594            49,218             48,802
   General and Administrative-
     General Partner                7,410             7,430              8,762
   General and Administrative-
     Other                         12,122            11,819             13,118
   Amortization                     7,117             7,117              5,237
                              ------------      ------------       -----------
     Total Expenses                76,243            75,584             75,919
                              ------------      ------------       ------------
Loss Before Equity in Losses of
 Project Partnerships             (50,395)          (46,492)           (19,163)
Equity in Losses of Project
 Partnerships                    (506,807)         (458,221)          (271,414)
                              ------------      ------------       ------------
Net Loss                      $  (557,202)      $  (504,713)       $  (290,577)
                              ============      ============       ============
Allocation of Net Loss:
   Limited Partners           $  (551,630)      $  (499,666)       $  (287,671)
   General Partners                (5,572)           (5,047)            (2,906)
                              ------------      ------------       ------------
                              $  (557,202)      $  (504,713)       $  (290,577)
                              ============      ============       ============
Net Loss Per Number of
 Limited Partnership Units    $    (88.20)      $    (79.90)       $    (46.00)

Number of Limited Partnership
 Units Outstanding                  6,254             6,254              6,254


                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                                 STATEMENTS OF OPERATIONS
                               FOR THE YEAR ENDED MARCH 31,


                                   1997              1996               1995
SERIES 10                      -----------        ----------        ----------
Revenues:
   Interest Income            $    24,953       $    27,591        $    62,023
                              ------------      ------------       -----------
Expenses:
   Asset Management Fee-
     General Partner               30,997            30,761             30,760
   General and Administrative-
     General Partner                4,630             4,641              4,804
   General and Administrative-
     Other                          8,221             7,529              8,481
   Amortization                     5,837             5,837              6,780
                              ------------      ------------       -----------
     Total Expenses                49,685            48,768             50,825
                              ------------      ------------       ------------
Loss Before Equity in Losses of
 Project Partnerships             (24,732)          (21,177)            11,198
Equity in Losses of Project
 Partnerships                    (190,191)         (167,857)          (121,762)
                              ------------      ------------       ------------
Net Loss                      $  (214,923)      $  (189,034)       $  (110,564)
                              ============      ============       ============
Allocation of Net Loss:
   Limited Partners           $  (212,774)      $  (187,144)       $  (109,458)
   General Partners                (2,149)           (1,890)            (1,106)
                              ------------      ------------       ------------
                              $  (214,923)      $  (189,034)       $  (110,564)
                              ============      ============       ============
Net Loss Per Number of
 Limited Partnership Units    $    (42.19)      $    (37.11)       $    (21.71)

Number of Limited Partnership
 Units Outstanding                  5,043             5,043              5,043


                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                                 STATEMENTS OF OPERATIONS
                               FOR THE YEAR ENDED MARCH 31,

                                   1997              1996               1995
SERIES 11                      -----------        ----------       -----------
                                                                        (Eleven
                                                                        Months)
Revenues:
   Interest Income            $    30,465       $    69,130        $   158,326
                              ------------      ------------       -----------
Expenses:
   Asset Management Fee-
     General Partner               24,797            24,609              5,805
   General and Administrative-
     General Partner                3,702             3,654              1,084
   General and Administrative-
     Other                          8,322             7,475              3,576
   Amortization                     7,188             7,549              1,565
                              ------------      ------------       -----------
     Total Expenses                44,009            43,287             12,030
                              ------------      ------------       ------------
Income (Loss) Before Equity in Losses of
 Project Partnerships             (13,544)           25,843            146,296
Equity in Losses of Project
 Partnerships                    (182,485)         (134,308)            (9,886)
                              ------------      ------------       ------------
Net Income (Loss)             $  (196,029)      $  (108,465)       $   136,410
                              ============      ============       ============
Allocation of Net Income (Loss):
   Limited Partners           $  (194,069)      $  (107,380)       $   135,046
   General Partners                (1,960)           (1,085)             1,364
                              ------------      ------------       ------------
                              $  (196,029)      $  (108,465)       $   136,410
                              ============      ============       ============
Net Income (Loss) Per Number of
 Limited Partnership Units    $    (37.85)      $    (20.94)       $     26.34

Number of Limited Partnership
 Units Outstanding                  5,127             5,127              5,127


                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                                 STATEMENTS OF OPERATIONS
                               FOR THE YEAR ENDED MARCH 31,


                                   1997              1996                1995
TOTAL SERIES 7-11              -----------        ----------       -----------
Revenues:
   Interest Income            $   173,369       $   226,617        $   408,276
                              ------------      ------------       -----------
Expenses:
   Asset Management Fee-
     General Partner              274,836           272,751            251,472
   General and Administrative-
     General Partner               41,056            40,950             45,368
   General and Administrative-
     Other                         69,720            66,281             66,775
   Amortization                    56,518            57,545             55,805
                              ------------      ------------       -----------
     Total Expenses               442,130           437,527            419,420
                              ------------      ------------       ------------
Loss Before Equity in Losses of
 Project Partnerships            (268,761)         (210,910)           (11,144)
Equity in Losses of Project
 Partnerships                  (2,815,500)       (2,807,498)        (2,518,011)
                              ------------      ------------       ------------
Net Loss                      $(3,084,261)      $(3,018,408)       $(2,529,155)
                              ============      ============       ============
Allocation of Net Loss:
   Limited Partners           $(3,053,419)      $(2,988,224)       $(2,503,863)
   General Partners               (30,842)          (30,184)           (25,292)
                              ------------      ------------       ------------
                              $(3,084,261)      $(3,018,408)       $(2,529,155)
                              ============      ============       ============

                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                              STATEMENTS OF PARTNERS' EQUITY

                    FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995:


                                 Limited            General
                                 Partners          Partners             Total
SERIES 7                       -----------       -----------        -----------
(Inception July 16, 1992)

Balance at
 March 31, 1994               $ 8,222,712         $  (9,092)       $ 8,213,620

Capital Contributions                   0               (50)               (50)

Offering and
 Commission Costs                       0                 0                  0

Net Loss                       (1,176,053)          (11,879)        (1,187,932)
                              ------------        ----------       ------------
Balance at
 March 31, 1995                 7,046,659           (21,021)         7,025,638

Distributions                           0                 0                  0

Net Loss                       (1,004,503)          (10,147)        (1,014,650)
                              ------------        ----------       ------------
Balance at
 March 31, 1996                 6,042,156           (31,168)         6,010,988

Net Loss                       (1,016,649)          (10,269)        (1,026,918)
                              ------------        ----------       ------------
Balance at
 March 31, 1997               $ 5,025,507         $ (41,437)       $ 4,984,070
                              ============        ==========       ============




                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                              STATEMENTS OF PARTNERS' EQUITY

                    FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995:


                                  Limited           General
                                 Partners          Partners             Total
SERIES 8                       -----------       -----------        -----------
(Inception January 4, 1993)

Balance at
 March 31, 1994               $ 8,561,404         $  (1,982)       $ 8,559,422

Capital Contributions                   0               (50)               (50)

Offering and
 Commission Costs                       0                 0                  0

Net Loss                       (1,065,727)          (10,765)        (1,076,492)
                              ------------        ----------       ------------
Balance at
 March 31, 1995                 7,495,677           (12,797)         7,482,880

Distributions                           0                 0                  0

Net Loss                       (1,189,531)          (12,015)        (1,201,546)
                              ------------        ----------       ------------
Balance at
 March 31, 1996                 6,306,146           (24,812)         6,281,334

Net Loss                       (1,078,297)          (10,892)        (1,089,189)
                              ------------        ----------       ------------
Balance at
 March 31, 1997               $ 5,227,849         $ (35,704)       $ 5,192,145
                              ============        ==========       ============




                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                              STATEMENTS OF PARTNERS' EQUITY

                    FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995:


                                   Limited          General
                                  Partners         Partners             Total
SERIES 9                       -----------       -----------        -----------
(Inception September 30, 1993)

Balance at
 March 31, 1994               $ 5,516,488         $     381        $ 5,516,869

Capital Contributions                   0               (50)               (50)

Offering and
 Commission Costs                       0                 0                  0

Net Loss                         (287,671)           (2,906)          (290,577)
                              ------------        ----------       ------------
Balance at
 March 31, 1995                 5,228,817            (2,575)         5,226,242

Distributions                           0                 0                  0

Net Loss                         (499,666)           (5,047)          (504,713)
                              ------------        ----------       ------------
Balance at
 March 31, 1996                 4,729,151            (7,622)         4,721,529

Net Loss                         (551,630)           (5,572)          (557,202)
                              ------------        ----------       ------------
Balance at
 March 31, 1997               $ 4,177,521         $ (13,194)       $ 4,164,327
                              ============        ==========       ============




                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                              STATEMENTS OF PARTNERS' EQUITY

                    FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995:


                                   Limited          General
                                  Partners         Partners             Total
SERIES 10                      -----------       -----------        -----------
(Inception January 21, 1994)

Balance at
 March 31, 1994               $ 4,448,105         $     354        $ 4,448,459

Capital Contributions                   0               (50)               (50)

Offering and
 Commission Costs                       0                 0                  0

Net Loss                         (109,458)           (1,106)          (110,564)
                              ------------        ----------       ------------
Balance at
 March 31, 1995                 4,338,647              (802)         4,337,845

Distributions                           0                 0                  0

Net Loss                         (187,144)           (1,890)          (189,034)
                              ------------        ----------       ------------
Balance at
 March 31, 1996                 4,151,503            (2,692)         4,148,811

Net Loss                         (212,774)           (2,149)          (214,923)
                              ------------        ----------       ------------
Balance at
 March 31, 1997               $ 3,938,729         $  (4,841)       $ 3,933,888
                              ============        ==========       ============




                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                              STATEMENTS OF PARTNERS' EQUITY

                    FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995:


                                   Limited          General
                                  Partners         Partners             Total
SERIES 11                      -----------       -----------        -----------
(Inception April 29, 1994)

Balance at
 March 31, 1994               $         0         $       0        $         0

Capital Contributions           5,127,000               200          5,127,200

Offering and
 Commission Costs                (461,430)                0           (461,430)

Net Income                        135,046             1,364            136,410
                              ------------        ----------       ------------
Balance at
 March 31, 1995                 4,800,616             1,564          4,802,180

Distributions                     (46,690)                0            (46,690)

Net Loss                         (107,380)           (1,085)          (108,465)
                              ------------        ----------       ------------
Balance at-
 March 31, 1996                 4,646,546               479          4,647,025

Net Loss                         (194,069)           (1,960)          (196,029)
                              ------------        ----------       ------------
Balance at
 March 31, 1997               $ 4,452,477         $  (1,481)       $ 4,450,996
                              ============        ==========       ============






                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                              STATEMENTS OF PARTNERS' EQUITY

                    FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995:


                                   Limited          General
                                  Partners         Partners             Total
TOTAL SERIES 7-11              -----------       -----------        -----------

Balance at
 March 31, 1994               $26,748,709         $ (10,339)       $26,738,370

Capital Contributions           5,127,000                 0          5,127,000

Offering and
 Commission Costs                (461,430)                0           (461,430)

Net Loss                       (2,503,863)          (25,292)        (2,529,155)
                              ------------        ----------       ------------
Balance at
 March 31, 1995                28,910,416           (35,631)        28,874,785

Distributions                     (46,690)                0            (46,690)

Net Loss                       (2,988,224)          (30,184)        (3,018,408)
                              ------------        ----------       ------------
Balance at
 March 31, 1996                25,875,502           (65,815)        25,809,687

Net Loss                       (3,053,419)          (30,842)        (3,084,261)
                              ------------        ----------       ------------
Balance at
 March 31, 1997               $22,822,083         $ (96,657)       $22,725,426
                              ============        ==========       ============




                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)
                                 STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995:

                                    1997              1996               1995
SERIES 7                       -----------         ---------         ---------
Cash Flows from Operating Activities:
   Net Loss                   $(1,026,918)      $(1,014,650)       $(1,187,932)
   Adjustments to Reconcile
    Net Loss to Net Cash
    Provided by (Used in)
    Operating Activities:
     Amortization                  21,675            22,048             22,032
     Accreted Interest Income
     on Investments in
     Securities                   (32,259)          (32,064)           (31,630)
     Equity in Losses of
      Project Partnerships        936,184           936,257          1,118,343
     Interest Income from Redemption
      of Securities                 8,658             5,751              3,317
      Changes in Operating Assets
      and Liabilities:
       Increase in Payable to
         General Partners          41,939            50,803             44,802
                              ------------      ------------          ---------
         Net Cash Provided by
         (Used in) Operating
         Activities               (50,721)          (31,855)           (31,068)
                              ------------      ------------          ---------
Cash Flows from Investing Activities:
   Investments in Project
     Partnerships                  (3,332)         (421,183)           167,821
   (Increase) Decrease in
     Receivable from
     Project Partnerships               0                 0             51,367
   Acquisition Fees and
     Expenses                        (272)           (2,142)                 0
   Distributions Received from
     Project Partnerships          27,181            23,027             12,112
   Redemption of Investment
     in Securities                 35,342            35,249             34,683
   Purchase of Investments
     in Securities                      0                 0                  0
   (Increase) Decrease in Payable to:
     General Partners -
     Acquisition Fees                   0                 0                  0
     Project Partnerships -
     Capital Contributions              0                 0           (174,865)
                              ------------      ------------          ---------
         Net Cash Provided by
         (Used in) Investing
         Activities                58,919          (365,049)            91,118
                              ------------      ------------          ---------

Cash Flows from Financing Activities:
   (Increase) Decrease in
     Receivable from Other
     Series                             0                 0                  0
   Increase (Decrease) in
     Payable to Other
     Series                             0                 0               (750)
   Capital Contributions                0                 0                (50)
   Distributions                        0                 0                  0
   Offering and
     Commission Costs                   0                 0                  0
                              ------------      ------------        -----------
         Net Cash Provided by
         (Used in) Financing
         Activities                     0                 0               (800)
                              ------------      ------------          ---------

Increase (Decrease) in Cash and
 Cash Equivalents                   8,198          (396,904)            59,250
Cash and Cash Equivalents at
 Beginning of Year                259,782           656,686            597,436
                              ------------      ------------          ---------
Cash and Cash Equivalents at
 End of Year                  $   267,980       $   259,782         $  656,686
                              ============      ============          =========

                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)
                                 STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995:

                                    1997              1996               1995
SERIES 8                       -----------         ---------         ---------
Cash Flows from Operating Activities:
   Net Loss                   $(1,089,189)      $(1,201,546)       $(1,076,492)
   Adjustments to Reconcile
    Net Loss to Net Cash
    Provided by (Used in)
    Operating Activities:
     Amortization                  14,701            14,994             20,191
     Accreted Interest Income
     on Investments in
     Securities                   (29,020)          (28,902)           (28,567)
     Equity in Losses of
      Project Partnerships        999,833         1,110,855            996,606
     Interest Income from Redemption
      of Securities                 6,822             4,431              2,366
      Changes in Operating Assets
      and Liabilities:
       Increase in Payable to
         General Partners          60,615            69,381             73,370
                              ------------      ------------       ------------
         Net Cash Provided by
         (Used in) Operating
         Activities               (36,238)          (30,787)           (12,526)
                              ------------      ------------       ------------
Cash Flows from Investing Activities:
   Investments in Project
     Partnerships                     453           107,457            296,218
   (Increase) Decrease in
     Receivable from
     Project Partnerships          75,574            65,112           (119,890)
   Acquisition Fees and
     Expenses                           0                 0                (41)
   Distributions Received from
     Project Partnerships          29,050            18,162              7,228
   Redemption of Investment
     in Securities                 32,178            32,569             31,634
   Purchase of Investments
     in Securities                      0                 0                  0
   (Increase) Decrease in Payable to:
     General Partners -
     Acquisition Fees                   0                 0                  0
     Project Partnerships -
     Capital Contributions              0          (241,400)        (1,134,208)
                              ------------      ------------       ------------
         Net Cash Provided by
         (Used in) Investing
         Activities               137,255           (18,100)          (919,059)
                              ------------      ------------       ------------

Cash Flows from Financing Activities:
   (Increase) Decrease in
     Receivable from Other
     Series                             0                 0                250
   Increase (Decrease) in
     Payable to Other
     Series                             0                 0                  0
   Capital Contributions                0                 0                (50)
   Distributions                        0                 0                  0
   Offering and
     Commission Costs                   0                 0                  0
                              ------------      ------------       ------------
         Net Cash Provided by
         (Used in) Financing
         Activities                     0                 0                200
                              ------------      ------------       ------------

Increase (Decrease) in Cash and
 Cash Equivalents                 101,017           (48,887)          (931,385)
Cash and Cash Equivalents at
 Beginning of Year                295,021           343,908          1,275,293
                              ------------      ------------       ------------
Cash and Cash Equivalents at
 End of Year                  $   396,038       $   295,021        $   343,908
                              ============      ============       ============

                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)
                                 STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995:

                                    1997              1996               1995
SERIES 9                       -----------         ---------         ---------
Cash Flows from Operating Activities:
   Net Loss                   $  (557,202)      $  (504,713)       $  (290,577)
   Adjustments to Reconcile
    Net Loss to Net Cash
    Provided by (Used in)
    Operating Activities:
     Amortization                   7,117             7,117              5,237
     Accreted Interest Income
     on Investments in
     Securities                   (17,836)          (17,906)           (18,360)
     Equity in Losses of
      Project Partnerships        506,807           458,221            271,414
     Interest Income from Redemption
      of Securities                 3,669             2,190              1,501
      Changes in Operating Assets
      and Liabilities:
       Increase in Payable to
         General Partners          40,120            46,588             40,839
                              ------------      ------------       ------------
         Net Cash Provided by
         (Used in) Operating
         Activities               (17,325)           (8,503)            10,054
                              ------------      ------------       ------------
Cash Flows from Investing Activities:
   Investments in Project
     Partnerships                  18,076            29,737           (327,685)
   (Increase) Decrease in
     Receivable from
     Project Partnerships           8,545             5,837            (14,382)
   Acquisition Fees and
     Expenses                           0            (5,124)           (29,553)
   Distributions Received from
     Project Partnerships          16,934            14,385              4,024
   Redemption of Investment
     in Securities                 23,331            22,810             33,499
   Purchase of Investments
     in Securities                      0                 0                  0
   (Increase) Decrease in Payable to:
     General Partners -
     Acquisition Fees                   0                 0                  0
     Project Partnerships -
     Capital Contributions              0          (333,006)          (717,953)

                              ------------      ------------       ------------
         Net Cash Provided by
         (Used in) Investing
         Activities                66,886          (265,361)        (1,052,050)
                              ------------      ------------       ------------

Cash Flows from Financing Activities:
   (Increase) Decrease in
     Receivable from Other
     Series                             0                 0                250
   Increase (Decrease) in
     Payable to Other
     Series                             0                 0                  0
   Capital Contributions                0                 0                (50)
   Distributions                        0                 0                  0
   Offering and
     Commission Costs                   0                 0                  0
                              ------------      ------------       ------------
         Net Cash Provided by
         (Used in) Financing
         Activities                     0                 0                200
                              ------------      ------------       ------------

Increase (Decrease) in Cash and
 Cash Equivalents                  49,561          (273,864)        (1,041,796)
Cash and Cash Equivalents at
 Beginning of Year                112,252           386,116          1,427,912
                              ------------      ------------       ------------
Cash and Cash Equivalents at
 End of Year                  $   161,813       $   112,252        $   386,116
                              ============      ============       ============

                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)
                                 STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995:

                                    1997              1996               1995
SERIES 10                      -----------         ---------         ---------
Cash Flows from Operating Activities:
   Net Loss                   $  (214,923)      $  (189,034)       $  (110,564)
   Adjustments to Reconcile
    Net Loss to Net Cash
    Provided by (Used in)
    Operating Activities:
     Amortization                   5,837             5,837              6,780
     Accreted Interest Income
     on Investments in
     Securities                   (15,871)          (15,771)           (14,881)
     Equity in Losses of
      Project Partnerships        190,191           167,857            121,762
     Interest Income from Redemption
      of Securities                 2,874             1,605                  0
      Changes in Operating Assets
      and Liabilities:
       Increase in Payable to
         General Partners          18,380            11,602              6,174
                              ------------      ------------       ------------
         Net Cash Provided by
         (Used in) Operating
         Activities               (13,512)          (17,904)             9,271
                              ------------      ------------       ------------
Cash Flows from Investing Activities:
   Investments in Project
     Partnerships                       0           (13,737)        (1,182,617)
   (Increase) Decrease in
     Receivable from
     Project Partnerships          13,059            (1,910)           (11,149)
   Acquisition Fees and
     Expenses                           0              (489)           (45,517)
   Distributions Received from
     Project Partnerships          20,494            18,902              2,110
   Redemption of Investment
     in Securities                 17,126            16,395                  0
   Purchase of Investments
     in Securities                      0                 0                  0
   (Increase) Decrease in Payable to:
     General Partners -
     Acquisition Fees                   0                 0                  0
     Project Partnerships -
     Capital Contributions              0          (156,812)        (1,112,627)
                              ------------      ------------       ------------
         Net Cash Provided by
         (Used in) Investing
         Activities                50,679          (137,651)        (2,349,800)
                              ------------      ------------       ------------

Cash Flows from Financing Activities:
   (Increase) Decrease in
     Receivable from Other
     Series                             0                 0                250
   Increase (Decrease) in
     Payable to Other
     Series                             0                 0                  0
   Capital Contributions                0                 0                (50)
   Distributions                        0                 0                  0
   Offering and
     Commission Costs                   0                 0                  0
                              ------------      ------------       ------------
         Net Cash Provided by
         (Used in) Financing
         Activities                     0                 0                200
                              ------------      ------------       ------------

Increase (Decrease) in Cash and
 Cash Equivalents                  37,167          (155,555)        (2,340,329)
Cash and Cash Equivalents at
 Beginning of Year                162,576           318,131          2,658,460
                              ------------      ------------       ------------
Cash and Cash Equivalents at
 End of Year                  $   199,743       $   162,576        $   318,131
                              ============      ============       ============

                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)
                                 STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995:

                                    1997              1996               1995
SERIES 11                      -----------         ---------         ---------
                                                                        (Eleven
                                                                        Months)
Cash Flows from Operating Activities:
   Net Loss                   $  (196,029)      $  (108,465)       $   136,410
   Adjustments to Reconcile
    Net Loss to Net Cash
    Provided by (Used in)
    Operating Activities:
     Amortization                   7,188             7,549              1,565
     Accreted Interest Income
     on Investments in
     Securities                   (18,178)          (17,977)           (14,134)
     Equity in Losses of
      Project Partnerships        182,485           134,308              9,886
     Interest Income from Redemption
      of Securities                 3,049             1,657                  0
      Changes in Operating Assets
      and Liabilities:
       Increase in Payable to
         General Partners             187           (30,192)             3,578
                              ------------      ------------       ------------
         Net Cash Provided by
         (Used in) Operating
         Activities               (21,298)          (13,120)           137,305
                              ------------      ------------       ------------
Cash Flows from Investing Activities:
   Investments in Project
     Partnerships                  75,425          (601,857)        (3,601,610)
   (Increase) Decrease in
     Receivable from
     Project Partnerships           8,250            (8,250)                 0
   Acquisition Fees and
     Expenses                        (178)         (109,109)          (181,048)
   Distributions Received from
     Project Partnerships           5,095                 0                  0
   Redemption of Investment
     in Securities                 16,951            16,343                  0
   Purchase of Investments
     in Securities                      0                 0           (235,064)
   (Increase) Decrease in Payable to:
     General Partners -
     Acquisition Fees                   0                 0             62,470
     Project Partnerships -
     Capital Contributions       (279,887)         (471,174)           751,061
                              ------------      ------------       ------------
         Net Cash Provided by
         (Used in) Investing
         Activities              (174,344)       (1,174,047)        (3,204,191)
                              ------------      ------------       ------------

Cash Flows from Financing Activities:
   (Increase) Decrease in
     Receivable from Other
     Series                             0                 0                  0
   Increase (Decrease) in
     Payable to Other
     Series                             0                 0                  0
   Capital Contributions                0                 0          5,127,200
   Distributions                        0           (46,690)                 0
   Offering and
     Commission Costs                   0                 0           (461,430)
                              ------------      ------------       ------------
         Net Cash Provided by
         (Used in) Financing
         Activities                     0           (46,690)         4,665,770
                              ------------      ------------       ------------

Increase (Decrease) in Cash and
 Cash Equivalents                (195,642)       (1,233,857)         1,598,884
Cash and Cash Equivalents at
 Beginning of Year                365,027         1,598,884                  0
                              ------------      ------------       ------------
Cash and Cash Equivalents at
 End of Year                  $   169,385       $   365,027        $ 1,598,884
                              ============      ============       ============

                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)
                                 STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995:

                                    1997              1996               1995
TOTAL SERIES 7-11              -----------         ---------         ---------
Cash Flows from Operating Activities:
   Net Loss                   $(3,084,261)      $(3,018,408)       $(2,529,155)
   Adjustments to Reconcile
    Net Loss to Net Cash
    Provided by (Used in)
    Operating Activities:
     Amortization                   56,518           57,545             55,805
     Accreted Interest Income
     on Investments in
     Securities                  (113,164)         (112,620)          (107,572)
     Equity in Losses of
      Project Partnerships      2,815,500         2,807,498          2,518,011
     Interest Income from Redemption
      of Securities                25,072            15,634              7,184
      Changes in Operating Assets
      and Liabilities:
       Increase in Payable to
         General Partners         161,241           148,182            168,763
                              ------------      ------------       ------------
         Net Cash Provided by
         (Used in) Operating
         Activities              (139,094)         (102,169)           113,036
                              ------------      ------------       ------------
Cash Flows from Investing Activities:
   Investments in Project
     Partnerships                  90,622          (899,583)        (4,647,873)
   (Increase) Decrease in
     Receivable from
     Project Partnerships         105,428            60,789            (94,054)
   Acquisition Fees and
     Expenses                        (450)         (116,864)          (256,159)
   Distributions Received from
     Project Partnerships          98,754            74,476             25,474
   Redemption of Investment
     in Securities                124,928           123,366             99,816
   Purchase of Investments
     in Securities                      0                 0           (235,064)
   (Increase) Decrease in Payable to:
     General Partners -
     Acquisition Fees                   0                 0             62,470
     Project Partnerships -
     Capital Contributions       (279,887)       (1,202,392)        (2,388,592)
                              ------------      ------------       ------------
         Net Cash Provided by
         (Used in) Investing
         Activities               139,395        (1,960,208)        (7,433,982)
                              ------------      ------------       ------------

Cash Flows from Financing Activities:
   (Increase) Decrease in
     Receivable from Other
     Series                             0                 0                750
   Increase (Decrease) in
     Payable to Other
     Series                             0                 0               (750)
   Capital Contributions                0                 0          5,127,000
   Distributions                        0           (46,690)                 0
   Offering and
     Commission Costs                   0                 0           (461,430)
                              ------------      ------------       ------------
         Net Cash Provided by
         (Used in) Financing
         Activities                     0           (46,690)         4,665,570
                              ------------      ------------       ------------

Increase (Decrease) in Cash and
 Cash Equivalents                     301        (2,109,067)        (2,655,376)
Cash and Cash Equivalents at
 Beginning of Year              1,194,658         3,303,725          5,959,101
                              ------------      ------------       ------------
Cash and Cash Equivalents at
 End of Year                  $ 1,194,959       $ 1,194,658        $ 3,303,725
                              ============      ============       ============

                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                               NOTES TO FINANCIAL STATEMENTS

                              MARCH 31, 1997, 1996  AND 1995

NOTE 1 - ORGANIZATION:

   Gateway Tax Credit Fund III Ltd. ("Gateway"), a Florida Limited Partnership, was formed October 17, 1991 under the laws of Florida. Gateway offered its limited partnership interests in Series. The first Series for Gateway is Series
7. Operations commenced on July 16, 1992 for Series 7, January 4, 1993 for Series 8, September 30, 1993 for Series 9, January 21, 1994 for Series 10 and April 29, 1994 for Series
11. Each Series invests, as a limited partner, in other limited partnerships ("Project Partnerships"), each of which owns and operates apartment complexes eligible for Low-Income Housing Tax Credits ("Tax Credits"), provided for in Section 42 of the Internal Revenue Code of 1986. Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the Limited Partnership Agreement. As of March 31, 1997, Gateway had received capital contributions of $1,000 from the General Partners and $36,799,000 from the investor Limited Partners.

   Raymond James Partners, Inc. and Raymond James Tax Credit Funds, Inc., wholly-owned subsidiaries of Raymond James Financial, Inc., are the General Partner and Managing General Partner, respectively. The Managing General Partner manages and controls the business of Gateway.

   Gateway received capital contributions of $10,395,000, $9,980,000, $6,254,000, $5,043,000 and $5,127,000 from the investor Limited Partners in Series 7, 8, 9, 10 and 11, respectively. Each Series will be treated as though it were a separate partnership, investing in a separate and distinct pool of Project Partnerships. Income or loss and all tax items from the Project Partnerships acquired by each Series will be specifically allocated among the limited partners of such Series.

   Operating profits and losses, cash distributions from operations and Tax Credits from each Series are generally allocated 99% to the Limited Partners in that Series and 1% to the General Partners. Profit or loss and cash distributions from sales of property by each Series are allocated as formulated in the Limited Partnership Agreement.


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


NOTE 3 - INVESTMENT IN SECURITIES:

  The March 31, 1997 Balance Sheet includes Investment in Securities consisting of U.S. Treasury Security Strips which represents their cost, plus accreted interest income of $121,901 for Series 7, $100,123 for Series 8, $52,306 for
Series 9, $42,836 for Series 10 and $45,581 for Series 11.


                                                                  Gross
                                        Cost Plus              Unrealized
                     Estimated           Accreted               Gains and
                  Market Value           Interest                (Losses)

Series 7             $ 471,020          $ 466,776               $  4,244
Series 8               435,726            441,011                 (5,285)
Series 9               282,240            297,399                (15,159)
Series 10              233,447            235,595                 (2,148)
Series 11              254,009            247,353                  6,656

  As of March 31, 1997, the cost and accreted interest of debt securities by contractual maturities is as follows:

                                         Series 7                Series 8

Due within 1 year                       $  44,933               $  40,189
After 1 year through 5 years              177,639                 164,547
After 5 years through 10 years            205,878                 198,098
After 10 years                             38,326                  38,177
                                        ---------               ---------
  Total Amount Carried on
      Balance Sheet                     $ 466,776               $ 441,011
                                        =========               =========

                                         Series 9               Series 10

Due within 1 year                       $  26,879               $  20,995
After 1 year through 5 years              104,811                  80,529
After 5 years through 10 years            120,973                  86,403
After 10 years                             44,736                  47,668
                                        ---------               ---------
  Total Amount Carried on
       Balance Sheet                    $ 297,399               $ 235,595
                                        =========               =========

                                        Series 11                   Total

Due within 1 year                       $  19,915               $ 152,911
After 1 year through 5 years               80,192                 607,718
After 5 years through 10 years             95,707                 707,059
After 10 years                             51,539                 220,446
                                        ---------               ---------
  Total Amount Carried on
       Balance Sheet                    $ 247,353              $1,688,134
                                        =========               =========


NOTE 4 - RELATED PARTY TRANSACTIONS:

  The Payable to General Partners primarily represents the asset management fees owed to the General Partners at the end of the period. It is unsecured, due on demand and, in accordance with the limited partnership agreement, non-interest bearing. Within the next 12 months, the Managing General Partner does not intend to demand payment on the portion of Asset Management Fees payable classified as long-term on the Balance Sheet.

  The Payable to Project Partnerships represents unpaid capital contributions to the Project Partnerships and will be paid after certain performance criteria are met. Such contributions are in turn payable to the general partners of the Project Partnerships.

  For the periods ended March 31, 1997, 1996, and 1995 the
General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

  Sales Commissions - In conjunction with the sales of the limited partnership units in Series 11, Gateway paid sales commissions equal to 4% and a Dealer Manager fee equal to 1% of the offering price to certain members of the National Association of Securities Dealers, Inc. of $256,350 for the period ended March 31, 1995. This amount includes $167,850 of sales commissions and Dealer Manager fees paid to affiliates of the General Partners.

                   1997                  1996                   1995
                   ----                  ----                   ----

  Series 7      $     0              $      0               $      0
  Series 8            0                     0                      0
  Series 9            0                     0                      0
  Series 10           0                     0                      0
  Series 11           0                     0                167,850
                -------              --------               --------
  Total         $     0              $      0               $167,850
                =======              ========               ========

  Organization and Offering Expense - Raymond James Tax Credit
Funds, Inc., the Managing General Partner, is paid $40 per unit sold for organization and offering expense.

  Series 7      $     0              $      0               $      0
  Series 8            0                     0                      0
  Series 9            0                     0                      0
  Series 10           0                     0                      0
  Series 11           0                     0                205,080
                -------               -------               --------
  Total         $     0               $     0               $205,080
                =======               =======               ========

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

  Series 7      $     0              $      0               $      0
  Series 8            0                     0                      0
  Series 9            0                 5,124                 27,189
  Series 10           0                   489                 32,101
  Series 11           0                86,986                169,365
                -------              --------               --------
  Total         $     0              $ 92,599               $228,655
                =======              ========               ========

  Acquisition Expenses - Affiliates of the General Partners are reimbursed for acquisition expenses incurred on behalf of Gateway. These expenses are included in Investments in Project Partnerships on the Balance Sheet.

  Series 7      $     0              $  2,142               $      0
  Series 8            0                     0                     41
  Series 9            0                     0                  2,364
  Series 10           0                     0                 13,416
  Series 11         178                22,123                 11,683
                -------              --------               --------
  Total         $   178              $ 24,265               $ 27,504
                =======              ========               ========

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

  Series 7     $ 80,591              $ 79,980               $ 77,926
  Series 8       88,857                88,183                 88,179
  Series 9       49,594                49,218                 48,802
  Series 10      30,997                30,761                 30,760
  Series 11      24,797                24,609                  5,805
               --------              --------               --------
  Total        $274,836              $272,751               $251,472
               ========              ========               ========

  General and Administrative Expenses -  The Managing General
Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statement of Operations.

  Series 7     $ 12,039             $  11,913              $  14,417
  Series 8       13,275                13,312                 16,301
  Series 9        7,410                 7,430                  8,762
  Series 10       4,630                 4,641                  4,804
  Series 11       3,702                 3,654                  1,084
               --------              --------               --------
  Total        $ 41,056              $ 40,950               $ 45,368
               ========              ========               ========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of March 31,1997, the Partnership had acquired an interest in 39 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes. The
Partnership, as the Investor Limited Partner pursuant to the Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.

   The following is a summary of Investments in Project Partnerships as of:

                                                        MARCH 31,     MARCH 31,
                                                           1997         1996
SERIES 7                                               ----------    ----------

Capital Contributions to Project
Partnerships (purchase price paid
for limited partner interests in
Project Partnerships)                                $ 7,732,089   $ 7,728,757

Accumulated amortization of excess
of purchase price of Project
Partnerships over book value
of underlying assets (1)                                   1,172           644

Cumulative equity in losses of
Project Partnerships (2)                              (3,872,935)   (2,936,751)

Cumulative distributions received
from Project Partnerships                                (67,207)      (40,026)

Acquisition fees and expenses                            793,335       793,063

Accumulated amortization of
acquisition fees and expenses                           (102,908)      (80,705)
                                                     ------------  ------------

Investments in
 Project Partnerships                                $ 4,483,546   $ 5,464,982
                                                     ============  ============

(1) Includes amounts representing accumulated accretion or (amortization) of the difference between the book value of the underlying assets of the Project Partnerships over or under the purchase price. At March 31, 1997 these excess costs were $18,470 and March 31, 1996 these excess costs were $28,498.
(2) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $40,687 for the year ended March 31, 1997 and cumulative suspended losses of $0 for the year ended March 31, 1996 are not included.

   As of March 31, 1997, the Partnership had acquired an interest in 43 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes. The Partnership, as the Investor Limited Partner pursuant to the Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.

   The following is a summary of Investments in Project Partnerships as of:


                                                        MARCH 31,     MARCH 31,
                                                           1997         1996
SERIES 8                                               ----------    ----------

Capital Contributions to Project
Partnerships (purchase price paid
for limited partner interests in
Project Partnerships)                                $ 7,586,105   $ 7,586,558

Accumulated amortization of excess
of purchase price of Project
Partnerships over book value
of underlying assets (1)                                   2,317         1,607

Cumulative equity in losses of
Project Partnerships (2)                              (3,408,634)   (2,408,801)

Cumulative distributions received
from Project Partnerships                                (56,986)      (27,936)

Acquisition fees and expenses                            549,773       549,773

Accumulated amortization of
acquisition fees and expenses                            (58,453)      (43,041)
                                                     ------------  ------------

Investments in
 Project Partnerships                                $ 4,614,122   $ 5,658,160
                                                     ============  ============

(1) Includes amounts representing accumulated accretion or (amortization) of the difference between the book value of the underlying assets of the Project Partnerships over or under the purchase price. At March 31, 1997 these excess costs were $24,830 and March 31, 1996 these excess costs were $24,830.
(2) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $24,072 for the year ended March 31, 1997 and cumulative suspended losses of $0 for the year ended March 31, 1996 are not included.

   As of March 31, 1997, the Partnership had acquired an interest in 24 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes. The Partnership, as the Investor Limited Partner pursuant to the Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.

   The following is a summary of Investments in Project Partnerships as of:

                                                        MARCH 31,     MARCH 31,
                                                           1997         1996
SERIES 9                                               ----------    ----------

Capital Contributions to Project
Partnerships (purchase price paid
for limited partner interests in
Project Partnerships)                                $ 4,914,116   $ 4,932,192

Accumulated amortization of excess
of purchase price of Project
Partnerships over book value
of underlying assets (1)                                     727           871

Cumulative equity in losses of
Project Partnerships                                  (1,252,230)     (745,423)

Cumulative distributions received
from Project Partnerships                                (35,343)      (18,409)

Acquisition fees and expenses                            244,087       244,087

Accumulated amortization of
acquisition fees and expenses                            (22,990)      (16,017)
                                                     ------------  ------------
Investments in
 Project Partnerships                                $ 3,848,367   $ 4,397,301
                                                     ============  ============

(1) Includes amounts representing accumulated accretion or (amortization) of the difference between the book value of the underlying assets of the Project Partnerships over or under the purchase price. At March 31, 1997 these excess costs were ($5,076) and March 31, 1996 these excess costs were ($5,076).

   As of March 31, 1997, the Partnership had acquired an interest in 15 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes. The Partnership, as the Investor Limited Partner pursuant to the Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.

   The following is a summary of Investments in Project Partnerships as of:

                                                        MARCH 31,     MARCH 31,
                                                           1997         1996
SERIES 10                                              ----------    ----------

Capital Contributions to Project
Partnerships (purchase price paid
for limited partner interests in
Project Partnerships)                                $ 3,914,672   $ 3,914,673

Accumulated amortization of excess
of purchase price of Project
Partnerships over book value
of underlying assets (1)                                    (497)         (282)

Cumulative equity in losses of
Project Partnerships                                    (480,119)     (289,928)

Cumulative distributions received
from Project Partnerships                                (41,506)      (21,012)

Acquisition fees and expenses                            196,738       196,738

Accumulated amortization of
acquisition fees and expenses                            (17,770)      (12,148)
                                                     ------------  ------------

Investments in
 Project Partnerships                                $ 3,571,518   $ 3,788,041
                                                     ============  ============

(1) Includes amounts representing accumulated accretion or (amortization) of the difference between the book value of the underlying assets of the Project Partnerships over or under the purchase price. At March 31, 1997 these excess costs were ($7,486) and March 31, 1996 these excess costs were ($9,822).

   As of March 31, 1997, the Partnership had acquired an interest in 12 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes. The Partnership, as the Investor Limited Partner pursuant to the Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.

   The following is a summary of Investments in Project Partnerships as of:

                                                        MARCH 31,     MARCH 31,
                                                           1997         1996
SERIES 11                                              ----------    ----------

Capital Contributions to Project
Partnerships (purchase price paid
for limited partner interests in
Project Partnerships)                                $ 4,128,042   $ 4,203,467

Accumulated amortization of excess
of purchase price of Project
Partnerships over book value
of underlying assets (1)                                   1,864           758

Cumulative equity in losses of
Project Partnerships                                    (326,679)     (144,194)

Cumulative distributions received
from Project Partnerships                                 (5,095)            0

Acquisition fees and expenses                            290,335       290,157

Accumulated amortization of
acquisition fees and expenses                            (18,166)       (9,872)
                                                     ------------  ------------

Investments in
 Project Partnerships                                $ 4,070,301   $ 4,340,316
                                                     ============  ============

(1) Includes amounts representing accumulated accretion or (amortization) of the difference between the book value of the underlying assets of the Project Partnerships over or under the purchase price. At March 31, 1997 these excess costs were $38,728 and March 31, 1996 these excess costs were $29,433.

   The following is a summary of Investments in Project
Partnerships:


                                                        MARCH 31,     MARCH 31,
                                                           1997         1996
TOTAL SERIES 7 - 11                                    ----------    ----------

Capital Contributions to Project
Partnerships (purchase price paid
for limited partner interests in
Project Partnerships)                               $ 28,275,024  $ 28,365,647

Accumulated amortization of excess
of purchase price of Project
Partnerships over book value
of underlying assets                                       5,583         3,598

Cumulative equity in losses of
Project Partnerships                                  (9,340,597)   (6,525,097)

Cumulative distributions received
from Project Partnerships                               (206,137)     (107,383)

Acquisition fees and expenses                          2,074,268     2,073,818

Accumulated amortization of
acquisition fees and expenses                           (220,287)     (161,783)
                                                    ------------- -------------

Investments in
 Project Partnerships                               $ 20,587,854  $ 23,648,800
                                                    ============= =============

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:

                                      1996            1995             1994
SERIES 7                       -----------        ----------     --------------
SUMMARIZED BALANCE SHEETS
Assets:
   Current assets            $  2,308,626      $  2,253,113       $  1,652,246
   Investment properties,
      net                      39,455,931        40,934,578         41,665,876
   Other assets                    99,952            74,605            119,248
                             -------------     -------------      -------------
     Total assets            $ 41,864,509      $ 43,262,296       $ 43,437,370
                             =============     =============      =============
Liabilities and Partners' Equity
   Current liabilities       $  1,170,533      $  1,222,822       $  1,235,260
   Long-term debt              36,962,154        37,259,882         37,000,997
                             -------------     -------------      -------------
     Total liabilities         38,132,687        38,482,704         38,236,257

Partners' Equity
   Limited Partner              3,715,273         4,719,280          5,249,186
   General Partners                16,549            60,312            (48,073)
                             -------------     -------------       ------------
                                3,731,822         4,779,592          5,201,113
     Total liabilities and
     partners' equity        $ 41,864,509      $ 43,262,296       $ 43,437,370
                             =============     =============      =============
SUMMARIZED STATEMENTS OF OPERATIONS:
Rental and other income      $  5,712,212      $  5,559,478       $  5,159,411
Expenses:
   Operating expenses           2,414,283         2,222,999          2,026,146
   Interest expense             2,658,919         2,728,293          2,614,896
   Depreciation and
     amortization               1,625,748         1,553,899          1,647,762
                             -------------     -------------      -------------
     Total expenses             6,698,950         6,505,191          6,288,804

       Net loss              $   (986,738)     $   (945,713)      $ (1,129,393)
                             =============     =============      =============
   Other partners' share
    of net loss              $     (9,867)     $     (9,456)      $    (11,050)
   Partnership's share
    of net loss              $   (976,871)     $   (936,257)      $ (1,118,343)
     Suspended loss                40,687                 0                  0
                             -------------     -------------      -------------
   Equity in Loss of
      Project Partnerships   $   (936,184)     $   (936,257)      $ (1,118,343)
                             =============     =============      =============
As of December 31, 1996, the largest Project Partnership constituted 5.4% and 4.1%, and as of December 31, 1995 the largest
Project Partnership constituted 5.4% and 5.5% of the combined total assets by series and combined total revenues by series, respectively.

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:

                                      1996            1995             1994
SERIES 8                       -----------        ----------     --------------
SUMMARIZED BALANCE SHEETS
Assets:
   Current assets            $  1,906,836      $  1,777,894       $  2,349,559
   Investment properties,
      net                      42,364,497        43,971,187         42,885,755
   Other assets                    60,527            67,558             82,062
                             -------------     -------------      -------------
     Total assets            $ 44,331,860      $ 45,816,639       $ 45,317,376
                             =============     =============      =============
Liabilities and Partners' Equity
   Current liabilities       $  1,211,075      $  1,472,200       $  2,056,459
   Long-term debt              39,045,306        39,164,489         36,821,712
                             -------------     -------------      -------------
     Total liabilities         40,256,381        40,636,689         38,878,171

Partners' Equity
   Limited Partner              4,118,975         5,163,437          6,387,270
   General Partners               (43,496)           16,513             51,935
                             -------------     -------------       ------------
                                4,075,479         5,179,950          6,439,205
     Total liabilities and
     partners' equity        $ 44,331,860      $ 45,816,639       $ 45,317,376
                             =============     =============      =============
SUMMARIZED STATEMENTS OF OPERATIONS:
Rental and other income      $  5,753,793      $  5,140,306       $  3,854,513
Expenses:
   Operating expenses           2,339,160         2,182,472          1,608,651
   Interest expense             2,799,196         2,561,695          1,986,927
   Depreciation and
     amortization               1,652,936         1,521,763          1,269,512
                             -------------     -------------      -------------
     Total expenses             6,791,292         6,265,930          4,865,090

       Net loss              $ (1,037,499)     $ (1,125,624)      $ (1,010,577)
                             =============     =============      =============
   Other partners' share
    of net loss              $    (13,594)     $    (14,769)      $    (13,971)
   Partnership's share
    of net loss              $ (1,023,905)     $ (1,110,855)      $   (996,606)
     Suspended loss                24,072                 0                  0
                             -------------     -------------      -------------
   Equity in Loss of
      Project Partnerships   $   (999,833)     $ (1,110,855)      $   (996,606)
                             =============     =============      =============
As of December 31, 1996, the largest Project Partnership constituted 5.6% and 5.8%, and as of December 31, 1995 the largest
Project Partnership constituted 5.6% and 6.3% of the combined total assets by series and combined total revenues by series, respectively.

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:

                                      1996            1995             1994
SERIES 9                       -----------        ----------     --------------
SUMMARIZED BALANCE SHEETS
Assets:
   Current assets            $  1,270,678      $  1,184,980       $  1,787,689
   Investment properties,
      net                      23,508,821        24,403,195         23,849,764
   Other assets                    12,771            13,679            474,575
                             -------------     -------------      -------------
     Total assets            $ 24,792,270      $ 25,601,854       $ 26,112,028
                             =============     =============      =============
Liabilities and Partners' Equity
   Current liabilities       $    545,719      $    707,269       $  1,698,651
   Long-term debt              20,655,161        20,721,177         19,701,995
                             -------------     -------------      -------------
     Total liabilities         21,200,880        21,428,446         21,400,646

Partners' Equity
   Limited Partner              3,617,355         4,161,214          4,661,645
   General Partners               (25,965)           12,194             49,737
                             -------------     -------------       ------------
                                3,591,390         4,173,408          4,711,382
     Total liabilities and
     partners' equity        $ 24,792,270      $ 25,601,854       $ 26,112,028
                             =============     =============      =============
SUMMARIZED STATEMENTS OF OPERATIONS:
Rental and other income      $  3,012,188      $  2,768,235       $  1,155,676
Expenses:
   Operating expenses           1,170,767           999,496            441,259
   Interest expense             1,439,681         1,367,635            569,706
   Depreciation and
     amortization                 913,666           863,953            418,865
                             -------------     -------------      -------------
     Total expenses             3,524,114         3,231,084          1,429,830

       Net loss              $   (511,926)     $   (462,849)      $   (274,154)
                             =============     =============      =============
   Other partners' share
    of net loss              $     (5,119)     $     (4,628)      $     (2,740)
   Partnership's share
    of net loss              $   (506,807)     $   (458,221)      $   (271,414)
     Suspended loss                     0                 0                  0
                             -------------     -------------      -------------
   Equity in Loss of
      Project Partnerships   $   (506,807)     $   (458,221)      $   (271,414)
                             =============     =============      =============
As of December 31, 1996, the largest Project Partnership constituted 7.2% and 8.6%, and as of December 31, 1995 the largest
Project Partnership constituted 7.5% and 10.1% of the combined total assets by series and combined total revenues by series, respectively.

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:

                                      1996            1995             1994
SERIES 10                      -----------        ----------     --------------
SUMMARIZED BALANCE SHEETS
Assets:
   Current assets            $  1,003,956      $  1,131,901       $  1,841,247
   Investment properties,
      net                      16,200,866        16,686,974         16,840,636
   Other assets                    21,293            27,335             22,100
                             -------------     -------------      -------------
     Total assets            $ 17,226,115      $ 17,846,210       $ 18,703,983
                             =============     =============      =============
Liabilities and Partners' Equity
   Current liabilities       $    293,331      $    590,081       $  1,007,650
   Long-term debt              13,542,629        13,607,468         13,917,068
                             -------------     -------------      -------------
     Total liabilities         13,835,960        14,197,549         14,924,718

Partners' Equity
   Limited Partner              3,401,814         3,608,073          3,722,840
   General Partners               (11,659)           40,588             56,425
                             -------------     -------------       ------------
                                3,390,155         3,648,661          3,779,265
     Total liabilities and
     partners' equity        $ 17,226,115      $ 17,846,210       $ 18,703,983
                             =============     =============      =============
SUMMARIZED STATEMENTS OF OPERATIONS:
Rental and other income      $  1,897,728      $  1,797,699       $    780,104
Expenses:
   Operating expenses             794,120           718,628            322,308
   Interest expense               774,429           766,921            327,892
   Depreciation and
     amortization                 516,816           475,696            248,379
                             -------------     -------------      -------------
     Total expenses             2,085,365         1,961,245            898,579

       Net loss              $   (187,637)     $   (163,546)      $   (118,475)
                             =============     =============      =============
   Other partners' share
    of net loss              $      2,554      $      4,311       $      3,287
   Partnership's share
    of net loss              $   (190,191)     $   (167,857)      $   (121,762)
     Suspended loss                     0                 0                  0
                             -------------     -------------      -------------
   Equity in Loss of
      Project Partnerships   $   (190,191)     $   (167,857)      $   (121,762)
                             =============     =============      =============
As of December 31, 1996, the largest Project Partnership constituted 10.6% and 12.2%, and as of December 31, 1995 the largest Project Partnership constituted 11.0% and 12.6% of the combined total assets by series and combined total revenues by series, respectively.

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:

                                      1996            1995             1995
SERIES 11                      -----------        ----------     --------------
SUMMARIZED BALANCE SHEETS
Assets:
   Current assets            $    990,736      $  2,108,185       $  2,476,843
   Investment properties,
      net                      14,480,026        14,495,252          4,621,959
   Other assets                    29,127            23,687              8,327
                             -------------     -------------      -------------
     Total assets            $ 15,499,889      $ 16,627,124       $  7,107,129
                             =============     =============      =============
Liabilities and Partners' Equity
   Current liabilities       $    631,225      $  1,371,789       $  1,215,241
   Long-term debt              10,925,232        11,034,608          3,317,111
                             -------------     -------------      -------------
     Total liabilities         11,556,457        12,406,397          4,532,352

Partners' Equity
   Limited Partner              3,805,385         3,882,428          2,533,298
   General Partners               138,047           338,299             41,479
                             -------------     -------------       ------------
                                3,943,432         4,220,727          2,574,777
     Total liabilities and
     partners' equity        $ 15,499,889      $ 16,627,124       $  7,107,129
                             =============     =============      =============
SUMMARIZED STATEMENTS OF OPERATIONS:
Rental and other income      $  1,670,724      $    742,925       $      6,826
Expenses:
   Operating expenses             750,237           380,713              3,809
   Interest expense               583,416           299,285              8,363
   Depreciation and
     amortization                 537,223           198,591              5,747
                             -------------     -------------      -------------
     Total expenses             1,870,876           878,589             17,919

       Net loss              $   (200,152)     $   (135,664)      $    (11,093)
                             =============     =============      =============
   Other partners' share
    of net loss              $    (17,667)     $     (1,356)      $     (1,207)
   Partnership's share
    of net loss              $   (182,485)     $   (134,308)      $     (9,886)
     Suspended loss                     0                 0                  0
                             -------------     -------------      -------------
   Equity in Loss of
      Project Partnerships   $   (182,485)     $   (134,308)      $     (9,886)
                             =============     =============      =============
As of December 31, 1996, the largest Project Partnership constituted 21.1% and 19.6%, and as of December 31, 1995 the largest Project Partnership constituted 21.9% and 26.4% of the combined total assets by series and combined total revenues by series, respectively.

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:

                                   1997              1996              1994
TOTAL SERIES 7-11              -----------        ----------     --------------
SUMMARIZED BALANCE SHEETS
Assets:
   Current assets            $  7,480,832      $  8,456,073       $ 10,107,584
   Investment properties,
      net                     136,010,141       140,491,186        129,863,990
   Other assets                   223,670           206,864            706,312
                             -------------     -------------      -------------
     Total assets            $143,714,643      $149,154,123       $140,677,886
                             =============     =============      =============
Liabilities and Partners' Equity
   Current liabilities       $  3,851,883      $  5,364,161       $  7,213,261
   Long-term debt             121,130,482       121,787,624        110,758,883
                             -------------     -------------      -------------
     Total liabilities        124,982,365       127,151,785        117,972,144

Partners' Equity
   Limited Partner             18,658,802        21,534,432         22,554,239
   General Partners                73,476           467,906            151,503
                             -------------     -------------       ------------
                               18,732,278        22,002,338         22,705,742
     Total liabilities and
     partners' equity        $143,714,643      $149,154,123       $140,677,886
                             =============     =============      =============
SUMMARIZED STATEMENTS OF OPERATIONS:
Rental and other income      $ 18,046,645      $ 16,008,643       $ 10,956,530
Expenses:
   Operating expenses           7,468,567         6,504,308          4,402,173
   Interest expense             8,255,641         7,723,829          5,507,784
   Depreciation and
     amortization               5,246,389         4,613,902          3,590,265
                             -------------     -------------      -------------
     Total expenses            20,970,597        18,842,039         13,500,222

       Net loss              $ (2,923,952)     $ (2,833,396)      $ (2,543,692)
                             =============     =============      =============
   Other partners' share
    of net loss              $    (43,693)     $    (25,898)      $    (25,681)
   Partnership's share
    of net loss              $ (2,880,259)     $ (2,807,498)      $ (2,518,011)
     Suspended loss                64,759                 0                  0
                             -------------     -------------      -------------
   Equity in Loss of
      Project Partnerships   $ (2,815,500)     $ (2,807,498)      $ (2,518,011)
                             =============     =============      =============

NOTE 6 - TAXABLE INCOME (LOSS):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income
(loss) for tax purposes:

                                      1997            1996             1995
SERIES 7                       -----------        ----------     --------------

Net Loss per Financial
  Statements                 $ (1,026,918)     $ (1,014,650)      $ (1,187,932)

Equity in Losses of Project
Partnerships for tax purposes
in excess of losses for
financial statement
purposes                         (125,211)         (242,983)          (166,366)

Adjustments to convert March 31,
fiscal year end to
December 31, taxable year
end                                 1,130             5,831               (548)

Items Expensed for Financial
Statement purposes not
expensed for Tax purposes:
  Asset Management Fee             43,668            49,944             44,263
  Amortization Expense             22,062            22,350             22,748
                             -------------     -------------      -------------
Partnership loss for tax
purposes as of
December 31                  $ (1,085,269)     $ (1,179,508)      $ (1,287,835)
                             =============     =============      =============

Federal Low Income            December 31,      December 31,       December 31,
Housing Tax Credits               1996              1995                1994
                             -------------      ------------       ------------

                             $  1,685,951      $  1,610,621       $  1,471,658
                             =============     =============      =============

NOTE 6 - TAXABLE INCOME (LOSS):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income
(loss) for tax purposes:

                                      1997            1996             1995
SERIES 8                       -----------        ----------     --------------

Net Loss per Financial
  Statements                 $ (1,089,189)     $ (1,201,546)      $ (1,076,492)

Equity in Losses of Project
Partnerships for tax purposes
in excess of losses for
financial statement
purposes                         (292,642)         (175,816)          (191,346)

Adjustments to convert March 31,
fiscal year end to
December 31, taxable year
end                                 1,190            (8,367)            27,867

Items Expensed for Financial
Statement purposes not
expensed for Tax purposes:
  Asset Management Fee             61,961            72,645             62,770
  Amortization Expense             14,551            23,079              7,886
                             -------------     -------------      -------------
Partnership loss for tax
purposes as of
December 31                  $ (1,304,129)     $ (1,290,005)      $ (1,169,315)
                             =============     =============      =============

Federal Low Income            December 31,      December 31,       December 31,
Housing Tax Credits               1996              1995                1994
                              ------------      ------------       ------------

                             $  1,605,034      $  1,449,473       $  1,054,256
                             =============     =============      =============

NOTE 6 - TAXABLE INCOME (LOSS):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income
(loss) for tax purposes:

                                   1997               1996             1995
SERIES 9                       -----------        ----------     --------------

Net Loss per Financial
  Statements                 $   (557,202)     $   (504,713)      $   (290,577)

Equity in Losses of Project
Partnerships for tax purposes
in excess of losses for
financial statement
purposes                         (126,579)         (151,819)           (71,825)

Adjustments to convert March 31,
fiscal year end to
December 31, taxable year
end                                    33             2,315             21,565

Items Expensed for Financial
Statement purposes not
expensed for Tax purposes:
  Asset Management Fee             40,872            54,509             23,731
  Amortization Expense              7,619             4,988              7,876
                             -------------     -------------      -------------
Partnership loss for tax
purposes as of
December 31                  $   (635,257)     $   (594,720)      $   (309,230)
                             =============     =============      =============

Federal Low Income            December 31,      December 31,       December 31,
Housing Tax Credits               1996              1995                1994
                              ------------      ------------       ------------

                             $    968,279      $    904,162       $    318,244
                             =============     =============      =============

NOTE 6 - TAXABLE INCOME (LOSS):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income
(loss) for tax purposes:

                                      1997            1996             1995
SERIES 10                      -----------        ----------     --------------

Net Loss per Financial
  Statements                 $   (214,923)     $   (189,034)      $   (110,564)

Equity in Losses of Project
Partnerships for tax purposes
in excess of losses for
financial statement
purposes                         (168,640)         (195,074)           (35,552)

Adjustments to convert March 31,
fiscal year end to
December 31, taxable year
end                                   843            (5,491)            22,642

Items Expensed for Financial
Statement purposes not
expensed for Tax purposes:
  Asset Management Fee             19,295            19,011             16,541
  Amortization Expense              5,947             9,220              1,675
                             -------------     -------------      -------------
Partnership loss for tax
purposes as of
December 31                  $   (357,478)     $   (361,368)      $   (105,258)
                             =============     =============      =============

Federal Low Income            December 31,      December 31,       December 31,
Housing Tax Credits               1996              1995                1994
                              ------------      ------------       ------------

                             $    762,241      $    708,449       $    241,687
                             =============     =============      =============

NOTE 6 - TAXABLE INCOME (LOSS):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income
(loss) for tax purposes:

                                    1997              1996             1995
SERIES 11                      -----------        ----------     --------------

Net Income (Loss) per
 Financial Statements        $   (196,029)     $   (108,465)      $    136,410

Equity in Losses of Project
Partnerships for tax purposes
in excess of losses for
financial statement
purposes                          (60,284)          (34,374)              (242)

Adjustments to convert March 31,
fiscal year end to
December 31, taxable year
end                                (1,509)           29,523            (22,295)

Items Expensed for Financial
Statement purposes not
expensed for Tax purposes:
  Asset Management Fee              7,548            18,956                418
  Amortization Expense              9,300             4,945                 57
                             -------------     -------------      -------------
Partnership Income (loss)
for tax purposes as of
December 31                  $   (240,974)     $    (89,415)      $    114,348
                             =============     =============      =============

Federal Low Income            December 31,      December 31,       December 31,
Housing Tax Credits               1996              1995                1994
                              ------------      ------------       ------------

                             $    724,590      $    169,116       $          0
                             =============     =============      =============

NOTE 6 - TAXABLE INCOME (LOSS):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income
(loss) for tax purposes:

                                    1997              1996             1995
TOTAL SERIES 7-11              -----------        ----------       ------------

Net Loss per Financial
  Statements                  $(3,084,261)      $(3,018,408)       $(2,529,155)

Equity in Losses of Project
Partnerships for tax purposes
in excess of losses for
financial statement
purposes                         (773,356)         (800,066)          (465,331)

Adjustments to convert March 31,
fiscal year end to
December 31, taxable year
end                                 1,687            23,811             49,231

Items Expensed for Financial
Statement purposes not
expensed for Tax purposes:
  Asset Management Fee            173,344           215,065            147,723
  Amortization Expense             59,479            64,582             40,242
                              ------------      ------------       ------------
Partnership loss for tax
purposes as of
December 31                   $(3,623,107)      $(3,515,016)       $(2,757,290)
                              ============      ============       ============

The difference in the total value of the Partnership's Investment in Project Partnerships is approximately $570,000 higher for Series 7, $600,000 higher for Series 8, $325,000 higher for Series 9, $360,000 higher for Series 10 and $58,000 higher for Series 11 for financial reporting purposes than for tax return purposes because
(i) there were depreciation differences between financial reporting purposes and tax return purposes and (ii) certain expenses are not deductible for tax return purposes.
Item 9.  Disagreements on Accounting and Financial Disclosures

   None.


                                             PART III

Item 10.  Directors and Executive Officers of Gateway

   Gateway has no directors or executive officers. Gateway's affairs are managed and controlled by the Managing General Partner. Certain information concerning the directors and officers of the Managing General Partner are set forth below.

Raymond James Tax Credit Funds, Inc. - Managing General Partner

   Raymond James Tax Credit Funds, Inc. is the Managing General
Partner and is responsible for decisions pertaining to the acquisition and sale of Gateway's interests in the Project
Partnerships and other matters related to the business operations of Gateway. The officers and directors of the Managing General
Partner are as follows:

   Ronald M. Diner, age 53, is President and a Director. He is a Senior Vice President of Raymond James & Associates, Inc., with whom he has been employed since June 1983. Mr. Diner received an MBA degree from Columbia University (1968) and a BS degree from Trinity College (1966). Prior to joining Raymond James & Associates, Inc., he managed the broker-dealer activities of Pittway Real Estate, Inc., a real estate development firm. He was previously a loan officer at Marine Midland Realty Credit Corp., and spent three years with Common, Dann & Co., a New York regional investment firm. He has served as a member of the Board of Directors of the Council for Rural Housing and Development, a national organization of developers, managers and syndicators of properties developed under the RECD Section 515 program, and is a member of the Board of Directors of the Florida Council for Rural Housing and Development. Mr. Diner has been a speaker and panel member at state and national seminars relating to the low-income housing credit.

   Alan L. Weiner, age 36, is a Vice President and a Director. He is a Senior Vice President of Raymond James & Associates, Inc. which he joined in 1983. Mr. Weiner received an MBA from the Wharton Business School (1983) and is a Phi Beta Kappa graduate of the University of Florida (1981), where he received a BS with high honors.

   J. Davenport Mosby, age 41, is a Vice President and a Director. He is a Senior Vice President of Raymond James & Associates, Inc. which he joined in 1982. Mr. Mosby received an MBA from the Harvard Business School (1982). He graduated magna cum laude with a BA from Vanderbilt University where he was elected to Phi Beta Kappa. Mr. Mosby is the head of the real estate investment banking group and the Limited Partnership Trading Desk.

   Teresa L. Barnes, age 50, is a Vice President. Ms. Barnes is a Senior Vice President of Raymond James & Associates, Inc., which she joined in 1969.

   Sandra L. Furey, age 34, is Secretary, Treasurer. Ms. Furey has been employed by Raymond James & Associates, Inc. since
   1980 and currently serves as Closing Administrator for the Gateway Tax Credit Funds.


Raymond James Partners, Inc. -

   Raymond James Partners, Inc. has been formed to act as the general partner, with affiliated corporations, in limited partnerships sponsored by Raymond James Financial, Inc. Raymond James Partners, Inc. is a general partner for purposes of assuring that Gateway and other partnerships sponsored by affiliates have sufficient net worth to meet the minimum net worth requirements of state securities administrators.

   Information regarding the officers and directors of Raymond James Partners, Inc. is included on page 68 of the Prospectus under the section captioned "Management" (consisting of pages 66 through 69 of the Prospectus) which is incorporated herein by reference.


Item 11.  Executive Compensation

   Gateway has no directors or officers.


Item 12.  Security Ownership of Certain Beneficial Owners and
Management

   Neither of the General Partners own any units of the outstanding securities of Gateway as of March 31, 1997. Ronald M. Diner, President of Raymond James Tax Credit Funds, Inc. owns 5 units of Series 7. None of the other directors and officers own any units of the outstanding securities of Gateway as of March 31, 1997.

   Gateway is a Limited Partnership and therefore does not have voting shares of stock. To the knowledge of Gateway, no person owns of record or beneficially, more than 5% of Gateway's outstanding units.

Item 13.  Certain Relationships and Related Transactions

   Gateway has no officers or directors. However, under the terms of the public offering, various kinds of compensation and fees are payable to the General Partners and its affiliates during the organization and operations of Gateway. Additionally, the General Partners will receive distributions from Gateway if there is cash available for distribution or residual proceeds as defined in the Partnership Agreement. The amounts and kinds of compensation and fees are described on pages 24 to 26 of the Prospectus under the caption "Management Compensation", which is incorporated herein by reference.

   The Payable to General Partners primarily represents the asset management fees owed to the General Partners at the end of the period. It is unsecured, due on demand and, in accordance with the limited partnership agreement, non-interest bearing. Within the next 12 months, the Managing General Partner does not intend to demand payment on the portion of Asset Management Fees payable classified as long-term on the Balance Sheet.

   The Payable to Project Partnerships represents unpaid capital contributions to the Project Partnerships and will be paid after certain performance criteria are met. Such contributions are in turn payable to the general partners of the Project Partnerships.

   For the periods ended March 31, 1997, 1996 and 1995 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

   Sales Commissions - In conjunction with the sales of the limited partnership units in Series 11, Gateway paid sales commissions equal to 4% and a Dealer Manager fee equal to 1% of the offering price to certain members of the National Association of Securities Dealers, Inc. of $256,350 for the period ended March 31, 1995.
This amount includes $167,850 of sales commissions and Dealer Manager fees paid to affiliates of the General Partners.

                   1997                  1996                   1995
                   ----                  ----                   ----

  Series 7      $     0              $      0               $      0
  Series 8            0                     0                      0
  Series 9            0                     0                      0
  Series 10           0                     0                      0
  Series 11           0                     0                167,850
                -------              --------               --------
  Total         $     0              $      0               $167,850
                =======              ========               ========

  Organization and Offering Expense - Raymond James Tax Credit
Funds, Inc., the Managing General Partner, is paid $40 per unit sold for organization and offering expense.

  Series 7      $     0              $      0               $      0
  Series 8            0                     0                      0
  Series 9            0                     0                      0
  Series 10           0                     0                      0
  Series 11           0                     0                205,080
                -------              --------               --------
  Total         $     0              $      0               $205,080
                =======              ========               ========

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

  Series 7      $     0              $      0               $      0
  Series 8            0                     0                      0
  Series 9            0                 5,124                 27,189
  Series 10           0                   489                 32,101
  Series 11           0                86,986                169,365
                -------              --------               --------
  Total         $     0              $ 92,599               $228,655
                =======              ========               ========

  Acquisition Expenses - Affiliates of the General Partners are reimbursed for acquisition expenses incurred on behalf of Gateway. These expenses are included in Investments in Project Partnerships on the Balance Sheet.

  Series 7      $     0              $  2,142               $      0
  Series 8            0                     0                     41
  Series 9            0                     0                  2,364
  Series 10           0                     0                 13,416
  Series 11         178                22,123                 11,683
                -------              --------               --------
  Total         $   178              $ 24,265               $ 27,504
                =======              ========               ========

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

  Series 7     $ 80,591              $ 79,980               $ 77,926
  Series 8       88,857                88,183                 88,179
  Series 9       49,594                49,218                 48,802
  Series 10      30,997                30,761                 30,760
  Series 11      24,797                24,609                  5,805
               --------              --------               --------
  Total        $274,836              $272,751               $251,472
               ========              ========               ========

  General and Administrative Expenses -  The Managing General
Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statement of Operations.

  Series 7     $ 12,039              $ 11,913               $ 14,417
  Series 8       13,275                13,312                 16,301
  Series 9        7,410                 7,430                  8,762
  Series 10       4,630                 4,641                  4,804
  Series 11        3,702                3,654                  1,084
               --------              --------               --------
  Total        $ 41,056              $ 40,950               $ 45,368
               ========              ========               ========

Vincent & Voss
544 West 10th Street
Erie, PA 16502
PHONE:  814-456-5385
FAX:  814-454-5004

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Maple Street Apartments Limited Partnership
Emporium, Pennsylvania

We have audited the accompanying balance sheets of Maple Street Apartments (A Limited Partnership), as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maple Street Apartments, as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated January 23, 1997 on our consideration of Maple street Apartments internal control structure and compliance with laws and regulations.


/s/ Vincent & Voss
Certified Public Accountants

January 23, 1997

Habif, Arogeti & Wynne, P.C.
1073 West Peachtree Street, N.E.
Atlanta, GA 30367
PHONE:  404-892-9651
FAX:  404-876-4328

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Creekstone Apartments, L.P.

We have audited the accompanying balance sheet of CREEKSTONE APARTMENTS, L.P. (A Limited Partnership), as of December 31, 1996, and the related statements of operations, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CREEKSTONE APARTMENTS, L.P., as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



/s/ Habif, Arogeti & Wynne, P.C.
Atlanta, Georgia

January 17, 1997

Dauby O'Connor & Zaleski LLC
8395 Keystone Crossing, Suite 203
Indianapolis, IN 46240
PHONE:  317-259-6857
FAX:  317-259-6861

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners of
Gila Bend Housing, Ltd.
(an Arizona limited partnership)

We have audited the accompanying balance sheets of Gila Bend Housing, Ltd. (an Arizona limited partnership) as of December 31, 1996 and 1995, and the related statements of income, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gila Bend Housing, Ltd. (an Arizona limited partnership) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in accordance with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 7, 1997, on our consideration of the Partnership's internal control structure and a report dated February 7, 1997, on its compliance with laws and regulations.

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

This report is intended solely for the information of the Partners, management of Gila Bend Housing, Ltd. And for filing with RECD and should not be used for any other purpose.


/s/ Dauby O'Connor & Zaleski LLC
Certified Public Accountants
Indianapolis, Indiana
February, 7, 1997

Goddard, Henderson, Godbee & Nichols, P.C.
3488 North Valdosta Road
Valdosta, GA 31604
PHONE:  912-245-6040
FAX:  912-245-1669

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Mt. Vernon Rental Housing, L.P.
Valdosta, Georgia

We have audited the accompanying balance sheet of Mt. Vernon Rental Housing, L.P. (A Limited Partnership), Federal ID NO.: 58-1965613, as of December 31, 1996, and the related statements of income, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Mt. Vernon Rental Housing, L.P. as of December 31, 1995, were audited by other auditors whose report dated January 30, 1996, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mt. Vernon Rental Housing, L.P. as of December 31, 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 1997 on our consideration of Mt. Vernon Rental Housing, L.P.'s internal control structure and compliance with laws and regulations.


/s/ Goddard, Henderson, Godbee & Nichols, P.C.
Certified Public Accountants
January 24, 1997

Goddard, Henderson, Godbee & Nichols, P.C.
3488 North Valdosta Road
Valdosta, GA 31604
PHONE:  912-245-6040
FAX:  912-245-1669

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Manchester Elderly Housing, L.P.
Valdosta, Georgia

We have audited the accompanying balance sheet of Manchester Elderly Housing, L.P. (A Limited Partnership), Federal ID NO.: 58-1965616 as of December 31, 1996, and the related statements of income, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Manchester Elderly Housing, L.P. as of December 31, 1995, were audited by other auditors whose report dated February 15, 1996, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Manchester Elderly Housing, L.P. as of December 31, 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 1997 on our consideration of Manchester Elderly Housing, L.P.'s internal control structure and its compliance with laws and regulations.


/s/ Goddard, Henderson, Godbee & Nichols, P.C.
Certified Public Accountants
January 24, 1997

Reznick, Fedder & Silverman
P.O. Box 501298
Atlanta, GA 31150-1298
PHONE:  770-844-0644
FAX:  770-844-7363

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Manchester Elderly Housing, L.P.

We have audited the accompanying balance sheets of Manchester Elderly Housing, L.P., RECD Project No.: 10-99-581965616, as of December 31, 1995, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Manchester Elderly Housing, L.P. for the year ended December 31, 1994 were audited by other auditors whose report, dated January 14, 1995, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Manchester Elderly Housing, L.P., RECD Project No.: 10-99-581965616, as of December 31, and 1995, and the results of its operations, changes in partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on pages 17 through 19 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued reports dated February 15, 1996, on our consideration of Manchester Elderly Housing, L.P.'s internal control structure and a report dated February 15, 1996 on its compliance with laws and regulations.


/s/ Reznick, Fedder & Silverman
Certified Public Accountants
Atlanta, Georgia
February 15, 1996

Goddard, Henderson, Godbee & Nichols, P.C.
3488 North Valdosta Road
Valdosta, GA 31604
PHONE:  912-245-6040
FAX:  912-245-1669

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Meadow Run Apartments, L.P.
Valdosta, Georgia

We have audited the accompanying balance sheet of Meadow Run Apartments, L.P. (A Limited Partnership), Federal ID NO.: 58-1994614 as of December 31, 1996, and the related statements of income, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Meadow Run Apartments, L.P. as of December 31, 1995, were audited by other auditors whose report dated February 1, 1996, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meadow Run Apartments, L.P. as of December 31, 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 1997 on our consideration of Meadow Run Apartments, L.P.'s internal control structure and its compliance with laws and regulations.


/s/ Goddard, Henderson, Godbee & Nichols, P.C.
Certified Public Accountants
January 24, 1997

Reznick, Fedder & Silverman
P.O. Box 501298
Atlanta, GA 31150-1298
PHONE:  770-844-0644
FAX:  770-844-7363

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Meadow Run Apartments, L.P.

We have audited the accompanying balance sheets of Meadow Run Apartments, L.P., RECD Project No.: 11-035-581995614, as of December 31, 1995, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Meadow Run Apartments, L.P. for the year ended December 31, 1994 were audited by other auditors whose report, dated January 14, 1995, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meadow Run Apartments, L.P., RECD Project No.: 11-035-581995614, as of December 31, and 1995, and the results of its operations, changes in partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on pages 17 through 19 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued reports dated February 1, 1996, on our consideration of Meadow Run Apartments, L.P.'s internal control structure and a report dated February 1, 1996 on its compliance with laws and regulations.


/s/ Reznick, Fedder & Silverman
Certified Public Accountants
Atlanta, Georgia
February 1, 1996

Goddard, Henderson, Godbee & Nichols, P.C.
3488 North Valdosta Road
Valdosta, GA 31604
PHONE:  912-245-6040
FAX:  912-245-1669

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Lakeland II L.P.
Lakeland, Georgia

We have audited the accompanying balance sheets of Lakeland II L.P. (A Limited Partnership), Federal ID # 58-1965624, as of December 31, 1996 and 1995, and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeland II L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated January 24, 1997 on our consideration of Lakeland II, L.P.'s internal control structure and its compliance with laws and regulations.


/s/ Goddard, Henderson, Godbee & Nichols, P.C.
Certified Public Accountants
January 24, 1997

Goddard, Henderson, Godbee & Nichols, P.C.
3488 North Valdosta Road
Valdosta, GA 31604
PHONE:  912-245-6040
FAX:  912-245-1669

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Blue Ridge Elderly Housing, L.P.
Valdosta, Georgia

We have audited the accompanying balance sheet of Blue Ridge Elderly Housing, L.P. (A Limited Partnership), Federal ID NO.: 58-581936981 as of December 31, 1996, and the related statements of income, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Blue Ridge Elderly Housing, L.P. as of December 31, 1995, were audited by other auditors whose report dated February 5, 1996, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blue Ridge Elderly Housing, L.P. as of December 31, 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 1997 on our consideration of the Blue Ridge Elderly Housing, L.P.'s internal control structure and a report dated January 24, 1997 on its compliance with laws and regulations.


/s/ Goddard, Henderson, Godbee & Nichols, P.C.
Certified Public Accountants
January 24, 1997

Reznick, Fedder & Silverman
P.O. Box 501298
Atlanta, GA 31150-1298
PHONE:  770-844-0644
FAX:  770-844-7363

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Blue Ridge Elderly Housing, L.P.

We have audited the accompanying balance sheets of Blue Ridge Elderly Housing, L.P., RECD Project No.: 10-055-581936981, as of December 31, 1995, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Blue Ridge Elderly Housing, L.P. for the year ended December 31, 1994 were audited by other auditors whose report, dated January 14, 1995, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blue Ridge Elderly Housing, L.P., RECD Project No.: 10-055-581936981, as of December 31, and 1995, and the results of its operations, changes in partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on pages 17 through 19 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued reports dated February 5, 1996, on our consideration of Blue Ridge Elderly Housing, L.P.'s internal control structure and a report dated February 5, 1996 on its compliance with laws and regulations.


/s/ Reznick, Fedder & Silverman
Certified Public Accountants
Atlanta, Georgia
February 5, 1996

Goddard, Henderson, Godbee & Nichols, P.C.
3488 North Valdosta Road
Valdosta, GA 31604
PHONE:  912-245-6040
FAX:  912-245-1669

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Arbor Trace Apartments Phase II L.P.
Lake Park, Georgia

We have audited the accompanying balance sheets of Arbor Trace Apartments Phase II, L.P. (A Limited Partnership), Federal ID No.:
58-2032771, as of December 31, 1996 and 1995, and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arbor Trace Apartments Phase II, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 1997 on our consideration of Arbor Trace Apartments Phase II, L.P.'s internal control structure and a report dated January 24, 1997 on its compliance with laws and regulations.


/s/ Goddard, Henderson, Godbee & Nichols, P.C.
Certified Public Accountants

January 24, 1997

Reznick, Fedder & Silverman
P.O. Box 501298
Atlanta, GA 31150-1298
PHONE:  770-844-0644
FAX:  770-844-7363

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Omega Rental Housing, L.P.

We have audited the accompanying balance sheets of Omega Rental Housing, L.P., RHS Project No.: 11-037-582031602, as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Omega Rental Housing, L.P., RHS Project No.: 11-037-582031602, as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 16 through 17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued reports dated February 3, 1997, on our consideration of Omega Rental Housing, L.P.'s internal control structure and on its compliance with laws and regulations.


/s/ Reznick, Fedder & Silverman
Certified Public Accountants
Atlanta, Georgia
February 3, 1997

Habif, Arogeti & Wynne, P.C.
1073 West Peachtree Street, N.E.
Atlanta, GA 30367
PHONE:  404-892-9651
FAX:  404-876-4328

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Magnolia Place L.P.

We have audited the accompanying balance sheet of MAGNOLIA PLACE, L.P. (A Limited Partnership), as of December 31, 1996, and the related statements of operations, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MAGNOLIA PLACE, L.P., as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



/s/ Habif, Arogeti & Wynne, P.C.
Atlanta, Georgia

January 14, 1997

Baird, Kurtz, & Dobson CPA
5000 Rogers Avenue, Suite 700
Ft. Smith, AR 72903
PHONE:  501-452-1040
FAX:  501-452-5542

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
Partners
Antlers Properties, A Limited Partnership
D/B/A Woodbine Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of ANTLERS PROPERTIES, A LIMITED PARTNERSHIP, D/B/A WOODBINE APARTMENTS as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and the standards for financial audits contained in Government Auditing Standards issued by the U.S. General Accounting Office. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ANTLERS PROPERTIES, A LIMITED PARTNERSHIP, D/B/A WOODBINE APARTMENTS as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 17, 1997, on our consideration of the internal control structure of ANTLERS PROPERTIES, A LIMITED PARTNERSHIP, D/B/A WOODBINE APARTMENTS and on its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz, & Dobson CPA

February 17, 1997

Baird, Kurtz, & Dobson CPA
5000 Rogers Avenue, Suite 700
Ft. Smith, AR 72903
PHONE:  501-452-1040
FAX:  501-452-5542

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
Partners
Meadowview Properties, A Limited Partnership
D/B/A Meadowview Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of MEADOWVIEW PROPERTIES, A LIMITED PARTNERSHIP, D/B/A MEADOWVIEW APARTMENTS as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and the standards for financial audits contained in Government Auditing Standards issued by the U.S. General Accounting Office. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MEADOWVIEW PROPERTIES, A LIMITED PARTNERSHIP, D/B/A MEADOWVIEW
APARTMENTS as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 17, 1997, on our consideration of the internal control structure of MEADOWVIEW PROPERTIES, A LIMITED PARTNERSHIP, D/B/A MEADOWVIEW APARTMENTS and on its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz, & Dobson CPA

February 17, 1997

Charles Bailly & Co.
100 North Phillips, Suite 800
Sioux Falls, SD 57102
PHONE:  605-339-1999
FAX:  605-339-1306

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Sunrise I Apartments Limited Partnership
Sioux Falls, South Dakota

We have audited the accompanying balance sheets of Sunrise I Apartments Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunrise I Apartments Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on pages 12 and 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 15, 1997 on our consideration of Sunrise I Apartments Limited Partnership's internal control structure and a report dated January 15, 1997 on its compliance with laws and regulations.


/s/ Charles Bailly & Co.
Certified Public Accountants
Sioux Falls, South Dakota
January 15, 1997

VanRheenen & Miller, Ltd. CPA
1309 E. Race Avenue
Searcy, AR 72143
PHONE:  501-268-8356
FAX:  501-268-9362

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
Partners
Pioneer Apartments, An Arkansas Limited Partnership
D/B/A Pioneer Apartments
321 East 4th Street
Mountain Home,  AR  72654

We have audited the accompanying balance sheet of Pioneer Apartments, An Arkansas Limited Partnership, D/B/A Pioneer Apartments, as of December 31, 1996 and 1995, and the related statements of income, changes in owners' equity, and cash flows for the years then ended. These financial statements and the supplemental financial information referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States, and the provisions of Office of Management and Budget (OMB) Circular A-128, 'Audits of State and Local Governments'. Those standards and OMB Circular A-128 require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pioneer Apartments, An Arkansas Limited Partnership, D/B/A Pioneer
Apartments as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 21, 1997 on our consideration of Pioneer Apartments, An Arkansas Limited Partnership, D/B/A Pioneer Apartments's internal control structure and a report dated February 21, 1997 on its compliance with laws and regulations.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying financial information listed as supplemental financial information in the table of contents is presented for purposes of additional analysis and is not a required part of the financial statements of Pioneer Apartments, An Arkansas Limited Partnership, D/B/A Pioneer Apartments. Such information has been subjected to the auditing procedures applied in the audits of the financial statements and, in our opinion, is fairly presented in all material respects in relation to the financial statements taken as a whole.


/s/ VanRheenen & Miller, Ltd. CPA
Certified Public Accountants

February 21, 1997

VanRheenen & Miller, Ltd. CPA
1309 E. Race Avenue
Searcy, AR 72143
PHONE:  501-268-8356
FAX:  501-268-9362

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
Partners
Cardinal Apartments, An Arkansas Limited Partnership
D/B/A Cardinal Apartments
321 East 4th Street
Mountain Home,  AR  72653

We have audited the accompanying balance sheet of Cardinal
Apartments, D/B/A Cardinal Apartments, as of December 31, 1996, and the related statements of income, changes in owners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing Standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cardinal Apartments, An Arkansas Limited Partnership, D/B/A
Cardinal Apartments as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



/s/ VanRheenen & Miller, Ltd. CPA
Certified Public Accountants

May 9, 1997

Oscar N. Harris Associates, P.A.
100 East Cumberland Street
Dunn, NC 28334
PHONE:  910-892-1021
FAX:  910-892-6084

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners of
Peachtree Associates, Limited Partnership
Charlotte, North Carolina

We have audited the balance sheets of Peachtree Associates, Limited Partnership as of December 31, 1996 and 1995, and the related statements of partners' capital, income, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in al material respects, the financial position of Peachtree Associates Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 31, 1997 on our consideration of Peachtree Associates Limited Partnership's internal control structure and a report dated January 31, 1997 on its compliance with laws and regulations.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. Schedules 1,2,3, and 4, on pages 14-17 are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Oscar N. Harris Associates, P.A.
Certified Public Accountants

January 31, 1997

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE:  540-669-5531
FAX:  540-669-5576

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Mountain City Manor Limited Partnership

I have audited the accompanying balance sheets of Mountain City Manor Limited Partnership, D/B/A Mountain City Manor Apartments, as of December 31, 1996 and 1995, and the related statements of operation, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mountain City Manor Limited Partnership, D/B/A Mountain City Manor Apartments, as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


In accordance with Government Auditing Standards, I have also issued a report dated February 15, 1997 on my consideration of Mountain City Manor Limited Partnership's internal control structure and a report dated February 15, 1997 on its compliance with laws and regulations applicable to the financial statements.


/s/ Thomas C. Cunningham, CPA PC
Bristol, Virginia

February 15, 1997

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE:  540-669-5531
FAX:  540-669-5576

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Tazewell Village Limited Partnership

I have audited the accompanying balance sheets of Tazewell Village Limited Partnership, D/B/A Tazewell Village Apartments, as of December 31, 1996 and 1995, and the related statements of operation, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tazewell Village Limited Partnership, D/B/A Tazewell Village Apartments, as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


In accordance with Government Auditing Standards, I have also issued a report dated February 15, 1997 on my consideration of Tazewell Village Limited Partnership's internal control structure and a report dated February 15, 1997 on its compliance with laws and regulations applicable to the financial statements.


/s/ Thomas C. Cunningham, CPA PC
Bristol, Virginia

February 15, 1997

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE:  540-669-5531
FAX:  540-669-5576

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Jamestown Village Limited Partnership

I have audited the accompanying balance sheets of Jamestown Village Limited Partnership, D/B/A Jamestown Village Apartments, as of December 31, 1996 and 1995, and the related statements of operation, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jamestown Village Limited Partnership, D/B/A Jamestown Village Apartments, as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


In accordance with Government Auditing Standards, I have also issued a report dated February 15, 1997 on my consideration of Jamestown Village Limited Partnership's internal control structure and a report dated February 15, 1997 on its compliance with laws and regulations applicable to the financial statements.


/s/ Thomas C. Cunningham, CPA PC
Bristol, Virginia

February 15, 1997

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE:  540-669-5531
FAX:  540-669-5576

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Clinch View Manor Limited Partnership

I have audited the accompanying balance sheets of Clinch View Manor Limited Partnership, D/B/A Clinch View Manor Apartments, as of December 31, 1996 and 1995, and the related statements of operation, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clinch View Manor Limited Partnership, D/B/A Clinch View Manor Apartments, as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


In accordance with Government Auditing Standards, I have also issued a report dated February 15, 1997 on my consideration of Clinch View Manor Limited Partnership's internal control structure and a report dated February 15, 1997 on its compliance with laws and regulations applicable to the financial statements.


/s/ Thomas C. Cunningham, CPA PC
Bristol, Virginia

February 15, 1997

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE:  540-669-5531
FAX:  540-669-5576

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Warsaw Manor Limited Partnership

I have audited the accompanying balance sheets of Warsaw Manor Limited Partnership, D/B/A Warsaw Manor Apartments, as of December 31, 1996 and 1995, and the related statements of operations for the year ended December 31, 1996 and the related statements of partners' equity and cash flows for the years ended December 31,
1996 and 1995.   These financial statements are the responsibility
of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Warsaw Manor Limited Partnership, D/B/A Warsaw Manor Apartments as of December 31, 1996 and 1995, the results of its operations for the year ended December 31, 1996, and for the period November 15, 1995 to December 15, 1995 and its changes in partners' equity and cash flows for the years ended December 31, 1996 and 1995 in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


In accordance with Government Auditing Standards, I have also issued a report dated February 15, 1997 on my consideration of Warsaw Manor Limited Partnership's internal control structure and a report dated February 15, 1997 on its compliance with laws and regulations applicable to the financial statements.


/s/ Thomas C. Cunningham, CPA PC
Bristol, Virginia

February 15, 1997

Lou Ann Montey & Associates
2404 Rutland, Suite 104
Austin, TX 78758
PHONE:  512-338-0044
FAX:  512-338-5395

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Elsa Retirement, Ltd.
(A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Elsa Retirement, Ltd.- (A Texas Limited Partnership), as of December 31, 1996 and 1995, and the related statements of income (loss), partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards as issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Elsa Retirement, Ltd.-(A Texas Limited Partnership) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 6, 1997 on our consideration of the internal control structure of Elsa Retirement, Ltd.-(A Texas Limited Partnership)and a report dated February 6, 1997 on its compliance with laws and regulations.


/s/ Lou Anne Montey & Associates
Certified Public Accountants
Austin, Texas
February 6, 1997

Lou Anne Montey & Associates
2404 Rutland, Suite 104
Austin, TX 78758
PHONE:  512-338-0044
FAX:  512-338-5395

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Dilley Retirement, Ltd.
(A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Dilley Retirement, Ltd. (A Texas Limited Partnership) as of December 31, 1996 and 1995, and the related statements of income (loss), partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards as issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dilley Retirement, Ltd. (A Texas Limited Partnership) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 5, 1997 on our consideration of the internal control structure of Dilley Retirement, Ltd. (A Texas Limited Partnership) and a report dated February 5, 1997 on its compliance with laws and regulations.


/s/ Lou Anne Montey & Associates
Certified Public Accountants
Austin, Texas
February 5, 1997

Lou Anne Montey & Associates
2404 Rutland, Suite 104
Austin, TX 78758
PHONE:  512-338-0044
FAX:  512-338-5395

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Taylor Retirement, Ltd.(A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Taylor Retirement, Ltd. (A Texas Limited Partnership), as of December 31, 1996 and 1995, and the related statements of income (loss), partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards as issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Taylor Retirement, Ltd.- (A Texas Limited Partnership) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 7, 1997 on our consideration of the internal control structure of Taylor Retirement, Ltd.- (A Texas Limited Partnership)and a report dated February 7, 1997 on its compliance with laws and regulations.


/s/ Lou Anne Montey & Associates
Certified Public Accountants
Austin, Texas
February 7, 1997

Lou Anne Montey & Associates
2404 Rutland, Suite 104
Austin, TX 78758
PHONE:  512-338-0044
FAX:  512-338-5395

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Donna Retirement, Ltd.-(A Texas Limited Partnership)
Buret, Texas

We have audited the accompanying balance sheets of Donna Retirement, Ltd.- (A Texas Limited Partnership), as of December 31, 1996 and 1995, and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards as issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Donna Retirement, Ltd.- (A Texas Limited Partnership) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with Generally Accepted Accounting Principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 6, 1997 on our consideration of the internal control structure of Donna Retirement, Ltd.- (A Texas Limited Partnership)and a report dated February 6, 1997 on its compliance with laws and regulations.


/s/ Lou Anne Montey & Associates
Certified Public Accountants
Austin, Texas
February 6, 1997

David Pelliccione, C.P.A., P.C.
340 Eisenhower Dr. Building 800
Savannah, GA 31406
PHONE:  912-354-2334
FAX:  912-354-2443

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Brooks Lane Apartments, L.P.

We have audited the accompanying balance sheets of BROOKS LANE APARTMENTS, L.P., as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BROOKS LANE APARTMENTS, L.P., as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements of BROOK LANE APARTMENTS, L.P., taken as a whole. The Accompanying financial information listed as supplementary data in the table of contents is presented for purposes of additional analysis as required by Farmers Home Administration. The information in these schedules has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements of BROOKS LANE APARTMENTS, L.P., taken as a whole.


/s/ David Pelliccione, C.P.A., P.C.
Savannah, Georgia
February 25, 1997

David Pelliccione, C.P.A., P.C.
340 Eisenhower Dr. Building 800
Savannah, GA 31406
PHONE:  912-354-2334
FAX:  912-354-2443

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Brooks Field Apartments, L.P.

We have audited the accompanying balance sheets of BROOKS FIELD APARTMENTS, L.P., as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BROOKS FIELD APARTMENTS, L.P., as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements of BROOK FIELD APARTMENTS, L.P., taken as a whole. The Accompanying financial information listed as supplementary data in the table of contents is presented for purposes of additional analysis as required by Farmers Home Administration. The information in these schedules has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements of BROOKS FIELD APARTMENTS, L.P., taken as a whole.


/s/ David Pelliccione, C.P.A., P.C.
Savannah, Georgia
February 25, 1997

David Pelliccione, C.P.A., P.C.
340 Eisenhower Dr. Building 800
Savannah, GA 31406
PHONE:  912-354-2334
FAX:  912-354-2443

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Brooks Point Apartments, L.P.

We have audited the accompanying balance sheets of BROOKS POINT APARTMENTS, L.P., as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BROOKS POINT APARTMENTS, L.P., as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements of BROOK POINT APARTMENTS, L.P., taken as a whole. The Accompanying financial information listed as supplementary data in the table of contents is presented for purposes of additional analysis as required by Farmers Home Administration. The information in these schedules has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements of BROOKS POINT APARTMENTS, L.P., taken as a whole.


/s/ David Pelliccione, C.P.A., P.C.
Savannah, Georgia
February 25, 1997

McCartney and McIntyre, P.C.
2121 University Park Drive - Suite 150
Okemos, MI 48864
PHONE:  517-347-5000
FAX:  517-347-5007

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
Partners
Mariner Cove Apartments, Limited Partnership
East Lansing, Michigan

We have audited the accompanying balance sheets of Mariner Cove Apartments Limited Partnership as of December 31, 1996 and 1995, and the related statements of revenue, expenses and partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mariner Cove Apartments Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated March 19, 1997, on our consideration of Mariner Cove Apartments Limited Partnership's internal control structure and its compliance with laws and regulations.


/s/ McCartney and McIntyre, P.C.
Certified Public Accountants

March 19, 1997

Simmons and Clubb
410 S. Orchard, Suite 156
Boise, ID 83705
PHONE:  208-336-6800
FAX:  208-343-2381

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
General Partner
South Brenchley Housing Limited Partnership
Boise, Idaho

We have audited the accompanying balance sheets of South Brenchley Housing Limited Partnership as of December 31, 1996, and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Brenchley Housing Limited Partnership as of December 31, 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated February 10, 1997 on our consideration of South Brenchley's internal control structure, and a report dated February 10, 1997, on its compliance with specific requirements applicable to major programs.

The partnership's tax returns have been filed allowing the partners to claim a benefit of a low income housing tax credit. Because the compliance and qualification standards of the low income housing tax credit are not related to the interest credit agreement and loan agreement, and because the low income housing tax credit related to income taxes which are the responsibility of each individual partner, the scope of our audit was not designed or intended to audit the partnerships compliance with the low income housing tax credit laws. Accordingly, our audit cannot be relied upon to give assurance with regard to the partnerships compliance with any of the low income housing tax credit laws.


/s/  Roger Clubb
Simmons and Clubb
Certified Public Accountants
Boise, Idaho
February 10, 1997

Simmons and Clubb
410 S. Orchard, Suite 156
Boise, ID 83705
PHONE:  208-336-6800
FAX:  208-343-2381

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
General Partner
South Brenchley Housing Limited Partnership
Boise, Idaho

We have audited the accompanying balance sheets of South Brenchley Housing Limited Partnership as of December 31, 1995, and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Brenchley Housing Limited Partnership as of December 31, 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The partnership's tax returns have been filed allowing the partners to claim a benefit of a low income housing tax credit. Because the compliance and qualification standards of the low income housing tax credit are not related to the interest credit agreement and loan agreement, and because the low income housing tax credit related to income taxes which are the responsibility of each individual partner, the scope of our audit was not designed or intended to audit the partnerships compliance with the low income housing tax credit laws. Accordingly, our audit cannot be relied upon to give assurance with regard to the partnerships compliance with any of the low income housing tax credit laws.


/s/  Roger Clubb
Simmons and Clubb
Certified Public Accountants
Boise, Idaho
February 13, 1996

Gubler and Carter, P.C.
7001 South 900 East, Suite 240
Midvale, UT 84047
PHONE:  801-566-5866
FAX:  801-561-8693

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Homestead West Limited Partnership

We have audited the accompanying balance sheets of Homestead West Limited Partnership as of December 31, 1996 and 1995 and the related statements of income, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture Farmers Home Administration's Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Homestead West Limited Partnership, as of December 31, 1996 and 1995 and the results of its operations, changes in partners' capital, and its cash flows for the years then ended in conformity with generally accepted accounting principles.


In accordance with Government Auditing Standards, we have also issued our reports dated February 7, 1997 on our consideration of Homestead West Limited Partnership's internal control and on its compliance with laws and regulations.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information shown on pages 13 through 15 is presented for purposes of additional analysis and is not a required part of the basic financial statements of Homestead West Limited Partnership. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Gubler and Carter, P.C.
Certified Public Accountants
Salt Lake City, Utah
February 7, 1997

Miller, Mayer, Sullivan & Stevens
2365 Harrodsburg Rd.
Lexington, KY 40504-3399
PHONE:  606-223-3095
FAX:  606-223-2143

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Louisa Senior Apartments, Ltd.

We have audited the accompanying balance sheets of Louisa Senior Apartments, Ltd., (A Limited Partnership) Case No. 20-064-407447188 as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and the standards for financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Louisa Senior Apartments, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated January 31, 1997 on our consideration of Louisa Senior Apartments, Ltd.'s internal control structure and compliance with laws and regulations.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental data included in this report is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements, and in our opinion, is presented fairly, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Miller, Mayer, Sullivan & Stevens
Certified Public Accountants
Lexington, Kentucky

January 31, 1997

Miller, Mayer, Sullivan & Stevens
2365 Harrodsburg Rd.
Lexington, KY 40504-3399
PHONE:  606-223-3095
FAX:  606-223-2143

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Wells Hill Apartments, Ltd.

We have audited the accompanying balance sheet of Wells Hill Apartments, Ltd., (A Limited Partnership) Case No. 20-086-611204241 as of December 31, 1996 and the related statements of operations, changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards and the standards for financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Hill Apartments, Ltd. as of December 31, 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated February 3, 1997 on our consideration of Wells Hill Apartments, Ltd.'s internal control structure and compliance with laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental data included in this report is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements, and in our opinion, is presented fairly, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Miller, Mayer, Sullivan & Stevens
Certified Public Accountants
Lexington, Kentucky

February 3, 1997

Miller, Mayer, Sullivan & Stevens
2365 Harrodsburg Rd.
Lexington, KY 40504-3399
PHONE:  606-223-3095
FAX:  606-223-2143

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Wells Hill Apartments, Ltd.

We have audited the accompanying balance sheet of Wells Hill Apartments, Ltd., (A Limited Partnership) Case No. 20-086-611204241 as of December 31, 1995 and the related statements of operations, changes in partners' equity (deficit), and cash flows for the period (inception) November 2, 1994 through December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and the standards for financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Hill Apartments, Ltd. as of December 31, 1995, and the results of its operations and its cash flows for the period then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated February 1, 1996 on our consideration of Wells Hill Apartments, Ltd.'s internal control structure and compliance with laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental data included in this report is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements, and in our opinion, is presented fairly, in all material respects, in relation to the basic financial statements taken as a whole.


/s/ Miller, Mayer, Sullivan & Stevens
Certified Public Accountants
Lexington, Kentucky
February 1, 1996

Charles Bailly & Co.
100 North Phillips, Suite 800
Sioux Falls, SD 57102
PHONE:  605-339-1999
FAX:  605-339-1306

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
The Partners
Lincoln, Ltd.
Pierre, South Dakota

We have audited the accompanying balance sheets of Lincoln, Ltd. (A Limited Partnership), as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lincoln, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on pages 12 and 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 7, 1997 on our consideration of Lincoln, Ltd.'s internal control structure and a report dated February 7, 1997 on its compliance with laws and regulations.


/s/ Charles Bailly & Co.
Certified Public Accountants
Sioux Falls, South Dakota
February 7, 1997

Charles Bailly & Co.
100 North Phillips, Suite 800
Sioux Falls, SD 57102
PHONE:  605-339-1999
FAX:  605-339-1306

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
The Partners
Courtyard, Ltd.
Huron, South Dakota

We have audited the accompanying balance sheets of Courtyard, Ltd. (A Limited Partnership), as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Courtyard, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on pages 15 and 16 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 7, 1997 on our consideration of Courtyard, Ltd.'s internal control structure and a report dated February 7, 1997 on its compliance with laws and regulations.


/s/ Charles Bailly & Co.
Certified Public Accountants
Sioux Falls, South Dakota
February 7, 1997

Brockway, Chupik, Gersbach & Neimeier, P.C.
P.O. Box 4083
Temple, TX 76505-4083
PHONE:  817-773-9907
FAX:  817-773-1570

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
The Partners
Leander Housing 1990, Ltd.
Leander, Texas

We have audited the balance sheet of Leander Housing 1990, Ltd. (A Texas Limited Partnership), as of December 31, 1996 and 1995, and the related statements of partners' capital (deficit), operations, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Leander Housing 1990, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated February 4, 1997 in our consideration of Leander Housing 1990, Ltd.'s internal control and on its compliance with laws and regulations.

Our audits were made for the purpose of forming an opinion on the basic financial statement taken as a whole. The supplemental information on pages 9 through 15 are presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Year End Report/Analysis (Form 1930-8); Statement of Actual Budget and Income (Form 1930-7) for the year ended December 31, 1996 and the other Supplemental Data Required by the Rural Housing and Community Development Services, is presented for purposes of complying with the requirements of the Rural Housing and Community Development Services and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Brockway, Chupik, Gersbach & Neimeier, P.C.
Certified Public Accountants

February 4, 1997

Johnson, Hickey & Murchison, P.C.
651 East Fourth Street,  Suite 200
Chattanooga, TN 37403
PHONE:  423-756-0052
FAX:  423-267-5945

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the General Partners of
Pleasant Valley Apartments, L.P.:

We have audited the accompanying balance sheets of Pleasant Valley Apartments, L.P. as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pleasant Valley Apartments, L.P. as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 23, 1997 on our consideration of the Partnership's internal control structure and our report dated January 23, 1997, on its compliance with laws and regulations applicable to the basic financial statements.


/s/ Johnson, Hickey & Murchison, P.C.
Certified Public Accountants

January 23, 1997

Johnson, Hickey & Murchison, P.C.
651 East Fourth Street,  Suite 200
Chattanooga, TN 37403
PHONE:  423-756-0052
FAX:  423-267-5945

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the General Partners of
Brookwood Apartments, L.P.:

We have audited the accompanying balance sheets of Brookwood Apartments, L.P. as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brookwood Apartments, L.P. as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 1997 on our consideration of the Partnership's internal control structure and our report dated January 24, 1997, on its compliance with laws and regulations applicable to the basic financial statements.


/s/ Johnson, Hickey & Murchison, P.C.
Certified Public Accountants

January 24, 1997

Johnson, Hickey & Murchison, P.C.
651 East Fourth Street,  Suite 200
Chattanooga, TN 37403
PHONE:  423-756-0052
FAX:  423-267-5945

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the General Partners of
River Rest Apartments, L.P.:

We have audited the accompanying balance sheets of River Rest Apartments, L.P. as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of River Rest Apartments, L.P. as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity and its cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 25, 1997 on our consideration of the Partnership's internal control structure and our report dated January 25, 1997, on its compliance with laws and regulations applicable to the basic financial statements.


/s/ Johnson, Hickey & Murchison, P.C.
Certified Public Accountants

January 25, 1997

Habif, Arogeti & Wynne, P.C.
1073 West Peachtree Street, N.E.
Atlanta, GA 30367
PHONE:  404-892-9651
FAX:  404-876-4328

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners of
Royston Elderly Housing, L.P.

We have audited the accompanying balance sheet of ROYSTON ELDERLY HOUSING, L.P. (A Limited Partnership), as of December 31, 1996, and the related statements of income and expenses, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States and the U.S. Department of Agriculture Farmers Home Administration's Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ROYSTON ELDERLY HOUSING, (L.P.) as of December 31, 1996, and the results of its operations, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 16, 1997 on our consideration of ROYSTON ELDERLY HOUSING, L.P.'s internal control structure and a report dated January 16, 1997 on its compliance with laws and regulations.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10-13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.




/s/ Habif, Arogeti & Wynne, P.C.
Atlanta, Georgia
January 16, 1997

Leavitt, Christensen & Co.
960 Broadway Avenue, Suite 505
Boise, ID 83706
PHONE:  208-336-8666
FAX:  208-336-8741

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
Managing General Partner
Heritage Park Associates Limited Partnership
Boise, Idaho

We have audited the accompanying balance sheets of Heritage Park Associates Limited Partnership, as of December 31, 1996 and 1995, and the related statements of operations, partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States and the Rural Development Audit Program issued in December 1989. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heritage Park Associates Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated January 25, 1997 on our consideration of Heritage Park Associates Limited Partnership's internal control structure and on its compliance with laws and regulations.

The Partnership has filed tax returns with the Internal Revenue Service which allow the partners to receive the benefit of a low income housing tax credit. Because the qualifying standards of the low income housing tax credit are different than the requirements of the loan agreement and the interest credit agreements, and due to the fact that the low income housing tax credit relates to income taxes which are the responsibility of the individual partners, the scope of these audits were not designed or intended to audit the compliance with the various low income housing tax credit laws. Therefore, these audits can not be relied on to give assurances with regard to compliance with any low income housing tax credit laws.


/s/ Leavitt, Christensen & Co.
Certified Public Accountants

January 25, 1997

Donald W. Causey, CPA, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE:  205-543-3707
FAX:  205-543-9800

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Elderly Housing of Pontotoc, L.P.
Pontotoc, Mississippi

I have audited the accompanying balance sheets of Elderly Housing of Pontotoc, L.P., a limited partnership, RHS Project No.: 28-058-640818315 as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that our audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Elderly Housing of Pontotoc, L.P., RHS Project No.: 28-058-640818315 as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-
8) Parts I through II for the year ended December 31, 1996 and 1995, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 22, 1997 on my consideration of Elderly Housing Of Pontotoc, L.P.'s internal control structure and a report dated February 22, 1997 on its compliance with laws and regulations.


/s/ Donald W. Causey, CPA, P.C.

February 22, 1997

Donald W. Causey, CPA, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE:  205-543-3707
FAX:  205-543-9800

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Lakeshore II, Ltd.
Tuskegee, Alabama

I have audited the accompanying balance sheets of Lakeshore II, Ltd., a limited partnership, RHS Project No.: 01-044-631056927 as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that our audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeshore II, Ltd., RHS Project No.: 01-044-631056927 as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-
8) Parts I through II for the year ended December 31, 1996 and 1995, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 23, 1997 on my consideration of Lakeshore II, Ltd., internal control structure and a report dated February 23, 1997 on its compliance with laws and regulations.


/s/ Donald W. Causey, CPA, P.C.

February 23, 1997

Donald W. Causey, CPA, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE:  205-543-3707
FAX:  205-543-9800

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Skyview Apartments, Ltd.
Troy, Alabama

I have audited the accompanying balance sheets of Skyview Apartments, Ltd., a limited partnership, RHS Project No.: 01-055-631086473 as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that our audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Skyview Apartments, Ltd., RHS Project No.: 01-055-631086473 as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-
8) Parts I through II for the year ended December 31, 1996 and 1995, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated January 29, 1997 on my consideration of Skyview Apartments, Ltd., internal control structure and a report dated January 29, 1997 on its compliance with laws and regulations.


/s/ Donald W. Causey, CPA, P.C.

January 29, 1997

Donald W. Causey, CPA, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE:  205-543-3707
FAX:  205-543-9800

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Meadowview Apartments, Ltd.
Greenville, Alabama

I have audited the accompanying balance sheets of Meadowview Apartments, Ltd., a limited partnership, as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that our audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meadowview Apartments, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 and 10 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Donald W. Causey, CPA, P.C.
February 21, 1997

Donald W. Causey, CPA, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE:  205-543-3707
FAX:  205-543-9800

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Applegate Apartments, Ltd.
Florence, Alabama

I have audited the accompanying balance sheets of Applegate Apartments, Ltd., a limited partnership, as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that our audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Applegate Apartments, Ltd., as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 9 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



/s/ Donald W. Causey, CPA, P.C.

January 28, 1997

Donald W. Causey, CPA, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE:  205-543-3707
FAX:  205-543-9800

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Heatherwood Apartments, Ltd.
Alexander City, Alabama

I have audited the accompanying balance sheets of Heatherwood Apartments, Ltd., a limited partnership, as of December 31, 1996, and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that our audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heatherwood Apartments, Ltd., as of December 31, 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audit were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 and 10 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



/s/ Donald W. Causey, CPA, P.C.

February 21, 1997

Donald W. Causey, CPA, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE:  205-543-3707
FAX:  205-543-9800

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Heatherwood Apartments, Ltd.
Alexander City, Alabama

I have audited the accompanying balance sheets of Heatherwood Apartments, Ltd., a limited partnership, as of December 31, 1995, and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted the audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heatherwood Apartments, Ltd., as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 9 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

The 1994 financial statements were compiled by me and my report thereon, dated February 27, 1995 stated I did not audit or review those financial statements and, accordingly, expressed no opinion or other form of assurance on them.

/s/ Donald W. Causey, CPA, P.C.

February 9, 1996

Turk & Giles, CPAs, P.C.
1823 East 20th  -  P.O. Box 3766
Joplin, MO 64803
PHONE:  417-623-8666
FAX:  417-623-4075

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Galena Seniors, L.P.
Joplin, Missouri

We have audited the accompanying balance sheets of Galena Seniors, L.P. (A Limited Partnership), as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing Standards and GOVERNMENT AUDITING STANDARDS issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration AUDIT PROGRAM. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galena Seniors L.P. (A Limited Partnership) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our reports dated March 3, 1997 on our consideration of Galena Seniors, L.P.'s internal control and on its compliance with laws and regulations.


/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

March 3, 1997

Turk & Giles, CPAs, P.C.
1823 East 20th  -  P.O. Box 3766
Joplin, MO 64803
PHONE:  417-623-8666
FAX:  417-623-4075

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Purdy Apartments, L.P.
Joplin, Missouri

We have audited the accompanying balance sheets of Purdy Apartments L.P. (A Limited Partnership), as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing Standards and GOVERNMENT AUDITING STANDARDS issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration AUDIT PROGRAM. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Purdy Apartments, L.P. (A Limited Partnership) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our reports dated March 1, 1997 on our consideration of Purdy Apartments,, L.P.'s internal control and on its compliance with laws and regulations.


/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

March 1, 1997

Turk & Giles, CPAs, P.C.
1823 East 20th  -  P.O. Box 3766
Joplin, MO 64803
PHONE:  417-623-8666
FAX:  417-623-4075

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Aurora Seniors, L.P.
Joplin, Missouri

We have audited the accompanying balance sheets of Aurora Seniors, L.P. (A Limited Partnership), as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing Standards and GOVERNMENT AUDITING STANDARDS issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration AUDIT PROGRAM. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aurora Seniors L.P. (A Limited Partnership) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our reports dated February 6, 1997 on our consideration of Aurora Seniors, L.P.'s internal control and on its compliance with laws and regulations.


/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

February 6, 1997

Turk & Giles, CPAs, P.C.
1823 East 20th  -  P.O. Box 3766
Joplin, MO 64803
PHONE:  417-623-8666
FAX:  417-623-4075

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Baxter Springs Seniors, L.P.
Joplin, Missouri

We have audited the accompanying balance sheets of Baxter Springs Seniors, L.P. (A Limited Partnership), as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing Standards and GOVERNMENT AUDITING STANDARDS issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration AUDIT PROGRAM. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Baxter Springs Seniors L.P. (A Limited Partnership) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our reports dated February 27, 1997 on our consideration of Baxter Springs Seniors, L.P.'s internal control and on its compliance with laws and regulations.


/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

February 27, 1997

Turk & Giles, CPAs, P.C.
1823 East 20th  -  P.O. Box 3766
Joplin, MO 64803
PHONE:  417-623-8666
FAX:  417-623-4075

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Marionville Seniors, L.P.
Joplin, Missouri

We have audited the accompanying balance sheets of Marionville Seniors, L.P. (A Limited Partnership), as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and GOVERNMENT AUDITING STANDARDS issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration AUDIT PROGRAM. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marionville Seniors, L.P. (A Limited Partnership) as of December
31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our reports dated March 1, 1997 on our consideration of Marionville Seniors, L.P.'s internal control and on its compliance with laws and regulations.


/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

March 1, 1997

Suellen Doubet, CPA
226 East Cherokee
Wagoner, OK 74467
PHONE:  918-485-8085
FAX:  918-485-3092

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners of
Cavalry Crossing:

I have audited the accompanying balance sheet of Cavalry Crossing (a Kansas Limited Partnership) as of December 31, 1996, and the related statements of income, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cavalry Crossing as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

My audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplementary information, The Schedule of Maintenance Expenses has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 26, 1997 on my consideration of Cavalry Crossing's internal control structure and a report dated February 26, 1997 on its compliance with laws and regulations.


/s/ Suellen Doubet, CPA
Wagoner, OK  74467
February 26, 1997

Suellen Doubet, CPA
226 East Cherokee
Wagoner, OK 74467
PHONE:  918-485-8085
FAX:  918-485-3092

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners of
Cavalry Crossing:

I have audited the accompanying balance sheet of Cavalry Crossing (a Kansas Limited Partnership) as of December 31, 19956, and the related statements of income, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cavalry Crossing as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

My audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplementary information, The Schedule of Maintenance Expenses has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 29, 1996 on my consideration of Cavalry Crossing's internal control structure and a report dated February 29, 1996 on its compliance with laws and regulations.


/s/ Suellen Doubet, CPA
Wagoner, OK  74467
February 29, 1996

Suellen Doubet, CPA
226 East Cherokee
Wagoner, OK 74467
PHONE:  918-485-8085
FAX:  918-485-3092

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Sycamore Landing:

I have audited the accompanying balance sheet of Sycamore Landing (a Kansas Limited Partnership) as of December 31, 1996, and the related statements of income, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sycamore Landing as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

My audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplementary information, The Schedule of Maintenance Expenses has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 24, 1997 on my consideration of Sycamore Landing's internal control structure and a report dated February 24, 1997 on its compliance with laws and regulations.


/s/ Suellen Doubet, CPA
Wagoner, OK  74467
February 24, 1997

Suellen Doubet, CPA
226 East Cherokee
Wagoner, OK 74467
PHONE:  918-485-8085
FAX:  918-485-3092

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Sycamore Landing:

I have audited the accompanying balance sheet of Sycamore Landing (a Kansas Limited Partnership) as of December 31, 1995, and the related statements of income, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audit in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sycamore Landing as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

My audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplementary information, The Schedule of Maintenance Expenses has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 29, 1996 on my consideration of Sycamore Landing's internal control structure and a report dated February 29, 1996 on its compliance with laws and regulations.


/s/ Suellen Doubet, CPA
Wagoner, OK  74467
February 29, 1996

Suellen Doubet, CPA
226 East Cherokee
Wagoner, OK 74467
PHONE:  918-485-8085
FAX:  918-485-3092

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners of
Parsons Village:

I have audited the accompanying balance sheet of Parsons Village (a Kansas Limited Partnership) as of December 31, 1996, and December 31, 1995 and the related statements of income, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parsons Village as of December 31, 1996, December 31, 1995 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplementary information, The Schedule of Maintenance Expenses has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated March 11, 1997 on my consideration of Parsons Village's internal control structure and a report dated March 11, 1997 on its compliance with laws and regulations.

This report is intended for the information of management and RECD. This restriction is not intended to limit the distribution of this report, which is a matter of public record.


/s/ Suellen Doubet, CPA
Wagoner, OK  74467
March 11, 1997

Reznick, Fedder & Silverman
P.O. Box 501298
Atlanta, GA 31150-1298
PHONE:  770-844-0644
FAX:  770-844-7363

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Brookstone Apartments, L.P.

We have audited the accompanying balance sheets of Brookstone Apartments, L.P., RHS Project No.: 10-055-582001269, as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brookstone Apartments, L.P., RHS Project No.: 10-055-582001269, as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 15 and 16 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued reports dated February 1, 1997, on our consideration of Brookstone Apartments, L.P.'s internal control structure and on its compliance with laws and regulations.


/s/ Reznick, Fedder & Silverman
Certified Public Accountants
Atlanta, Georgia
February 1, 1997

Reznick, Fedder & Silverman
P.O. Box 501298
Atlanta, GA 31150-1298
PHONE:  770-844-0644
FAX:  770-844-7363

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Brookshollow Apartments, L.P.

We have audited the accompanying balance sheets of Brookshollow Apartments, L.P., RHS Project No.: 11-012-582001271, as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brookshollow Apartments, L.P., RHS Project No.: 11-012-582001271, as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 15 and 16 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued reports dated February 1, 1997, on our consideration of Brookshollow Apartments, L.P.'s internal control structure and on its compliance with laws and regulations.


/s/ Reznick, Fedder & Silverman
Certified Public Accountants
Atlanta, Georgia
February 1, 1997

Larry C. Stemen CPA & Associates
380 South Fifth Street, The Americana - Suite 1
Columbus, OH 43215
PHONE:  614-224-0955
FAX:  614-224-0971

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners of
Morningside Villa Limited Partnership
(A Limited Partnership)
DBA Morningside Villa Apartments
Mansfield, OH

We have audited the accompanying balance sheets of Morningside Villa Limited Partnership (A Limited Partnership), DBA Morningside Villa Apartments, FmHA Case No. 41-033-341622448, as of December 31, 1996 and 1995, and the related income statements, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration 'Audit Program' issued in December 1989. Those standards and Audit Program require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Morningside Villa Limited Partnership (A Limited Partnership), DBA Morningside Villa Apartments, FmHA Case No. 41-033-341622448, at December 31, 1996 and 1995, and the results of its operations, changes in partners' equity (deficit),and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental data included in this report (shown on pages 14-18) are presented for the purpose of additional analysis and are not a required part of the financial statements of FmHA Case No. 41-033-341622448. Such information has been subjected to the same auditing procedures applied in the audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 15, 1997 on our consideration of Morningside Villa Limited Partnership's internal control structure and a report dated January 15, 1997 on its compliance with specific requirements applicable to Rural Development Services programs.


/s/ Larry C. Stemen CPA & Associates
Certified Public Accountants
Columbus, Ohio
January 15, 1997

Larry C. Stemen CPA & Associates
380 South Fifth Street, The Americana - Suite 1
Columbus, OH 43215
PHONE:  614-224-0955
FAX:  614-224-0971

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners of
Kenton Apartments Company Limited Partnership
(A Limited Partnership)
DBA Springbrook Commons
Mansfield, OH

We have audited the accompanying balance sheets of Kenton Apartments Company Limited Partnership (A Limited Partnership), DBA Springbrook Commons, FmHA Case No. 41-033-0382999141, as of December 31, 1996 and 1995, and the related income statements, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration 'Audit Program' issued in December 1989. Those standards and Audit Program require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kenton Apartments Company Limited Partnership (A Limited Partnership), DBA Springbrook Commons, FmHA Case No. 41-033-0382999141, at December 31, 1996 and 1995, and the results of its operations, changes in partners' equity (deficit),and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental data included in this report (shown on pages 14-18) are presented for the purpose of additional analysis and are not a required part of the financial statements of FmHA Case No. 41-033-0382999141. Such information has been subjected to the same auditing procedures applied in the audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 15, 1997 on our consideration of Kenton Apartments Company Limited Partnership's internal control structure and a report dated January 15, 1997 on its compliance with specific requirements applicable to Rural Development Services programs.


/s/ Larry C. Stemen CPA & Associates
Certified Public Accountants
Columbus, Ohio
January 15, 1997

Burrus, Paul & Turnbull CPAs
1230 Crestar Bank Bldg
Norfolk, VA 23510
PHONE:  757-623-3236
FAX:  757-627-8603

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Lovingston Ridge
(A Limited Partnership)
Yorktown, Virginia

We have audited the accompanying balance sheets of Lovingston Ridge (A Limited Partnership), as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lovingston Ridge (A Limited Partnership) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ Burrus, Paul & Turnbull CPAs
Certified Public Accountants

February 5, 1997

                                              PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
Form 8-K

   a.(1) Financial Statements - see accompanying index to financial statements, Item 8.

  (2)  Financial Statement Schedules -




  All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or in the notes thereto.

  (3)   Exhibit Index -


Table
Number

Page
1.1            Form of Dealer Manager Agreement, including
               Soliciting Dealer Agreement
1.2 Form of Escrow Agreement between Gateway Tax Credit Fund III Ltd. and First Union National Bank
3.1 The form of Partnership Agreement of the Partnership is included as Exhibit "A" to the Prospectus
3.1.1          Certificate of Limited Partnership of Gateway
               Tax Credit Fund III Ltd.
3.2            Articles of Incorporation of Raymond James
               Partners, Inc.
3.2.1          Bylaws of Raymond James Partners, Inc.*
3.3            Articles of Incorporation of Raymond James Tax
               Credit Funds, Inc.
3.3.1          Bylaws of Raymond James Tax Credit Funds, Inc.
3.4 Amended and Restated Agreement of Limited Partnership of Nottingham Apartments, Ltd.
3.5 Amended and Restated Agreement of Limited Partnership of Cedar Hollow Apartments Limited Partnership
3.6 Amended and Restated Agreement of Limited Partnership of Sunrise I Apartments Limited Partnership
5.1            Legality opinion of Riden, Earle & Kiefner,
               P.A. is included in Exhibit 8.1
8.1            Tax opinion and consent of Riden, Earle &
               Kiefner, P.A.
24.1           The consent of Spence, Marston, Bunch, Morris
               & Co.
24.1.1         The consent of Spence, Marston, Bunch, Morris
               & Co. to all references made to them in the Registration Statement and the inclusion therein of the financial statements of Raymond James Tax Credit Funds, Inc. and Raymond James Partners, Inc. for the fiscal year ended September 25, 1992
24.1.2         The consent of Spence, Marston, Bunch, Morris
               & Co. to all references made to them in the Registration Statement and the inclusion therein of the financial statements of Raymond James Tax Credit Funds, Inc. and Raymond James Partners, Inc. for the fiscal year ended September 25, 1992 and the Registrant for the period ended March 31, 1992
24.4 The consent of Riden, Earle, & Kiefner, PA to all references made to them in the Prospectus included as a part of the Registration Statement of Gateway Tax Credit Fund III Ltd., and all amendments thereto is included in their opinions filed as Exhibit 8.1 to the Registration Statement.
28.1 Table VI (Acquisition of Properties by Program) of Appendix II to Industry Guide 5, Preparation of Registration Statements Relating to Interests in Real Estate Limited Partnerships


* Included with Form S-11, Registration No. 33-44238 and amendments and supplements thereto previously filed with the Securities and Exchange Commission.

b.   Reports filed on Form 8-K - NONE

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1996
SERIES 7
Low Income Housing Apartments

                                                          # of        Mtg Loan
Partnership                   Location                   Units         Balance

Nottingham                    Pisgah, AL                   18     $   595,410
Cedar Hollow                  Waterloo, NE                 24         769,334
Sunrise                       Mission, SD                  44       2,051,624
Mountain City                 Mountain City,TN             40       1,329,830
Burbank                       Falls City, NE               24         813,111
Washington                    Bloomfield, NE               24         806,058
BrookStone                    McCaysville, GA              40       1,220,691
Tazewell                      New Tazewell,TN              44       1,421,113
N. Irvine                     Irvine, KY                   24         799,444
Horton                        Horton, KS                   24         776,324
Manchester                    Manchester, GA               42       1,226,764
Waynesboro                    Waynesboro, GA               24         685,195
Lakeland II                   Lakeland, GA                 30         844,942
Mt. Vernon                    Mt. Vernon, GA               24         754,008
Meadow Run                    Dawson, GA                   48       1,454,602
Spring Creek II               Quitman, GA                  24         681,068
Warm Springs                  Warm Springs, GA             22         683,651
Blue Ridge                    Blue Ridge, GA               41       1,110,109
Walnut                        Elk Point, SD                24         831,217
Pioneer                       Mountain View, AR            48       1,220,274
Dilley                        Dilley, TX                   28         730,667
Elsa                          Elsa, TX                     40       1,048,560
Clinch View                   Gate City, VA                42       1,483,874
Jamestown                     Jamestown, TN                40       1,238,280
Leander                       Leander, TX                  36         925,903
Louisa Sr.                    Louisa, KY                   36       1,212,810
Orchard Commons               Crab Orchard, KY             12         372,813
Vardaman                      Vardaman, MS                 24         741,263
Heritage Park                 Paze, AZ                     32       1,257,537
BrooksHollow                  Jasper, GA                   40       1,203,899
Cavalry Crossing              Ft. Scott, KS                40       1,434,031
Carson City                   Carson City, KS              24         800,102
Matteson                      Capa, KS                     24         773,962
Pembroke                      Pembroke, KY                 16         521,833
Robynwood                     Cynthiana, KY                24         798,300
Atoka                         Atoka, OK                    24         693,353
Coalgate                      Coalgate, OK                 24         692,224
Hill Creek                    West Blocton, AL             24         790,395
Cardinal                      Mountain Home. AR            32         167,579
                                                                  -----------
Total Series 7                                                    $36,962,154

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1996
SERIES 8
                                                          # of        Mtg Loan
Partnership                                              Units         Balance

Purdy                         Purdy, MO                    16     $   466,980
Galena                        Galena, KS                   24         617,434
Antlers 2                     Antlers, OK                  24         654,987
Holdenville                   Holdenville, OK              24         742,784
Wetumka                       Wetumka, OK                  24         677,182
Mariners Cove                 Marine City, MI              32       1,050,869
Mariners Cove Sr.             Marine City, MI              24         813,894
Antlers                       Antlers, OK                  36       1,107,775
Bentonville                   Bentonville, AR              24         650,688
Deerpoint                     Elgin, AL                    24         772,887
Aurora                        Aurora, MO                   28         737,722
Baxter                        Baxter Springs, KS           16         438,753
Arbor Gate                    Bridgeport, AL               24         769,760
Timber Ridge                  Collinsville, AL             24         746,687
Concordia Sr.                 Concordia, KS                24         696,882
Mountainburg                  Mountainburg, AR             24         728,637
Lincoln                       Pierre, SD                   25         898,408
Fox Ridge                     Russellville, AL             24         754,158
Meadow View                   Bridgeport, NE               16         600,253
Sheridan                      Auburn, NE                   16         620,680
Morningside                   Kenton, OH                   32         987,566
Grand Isle                    Grand Isle, ME               16         951,364
Meadowview                    Van Buren, AR                29         800,972
Taylor                        Taylor, TX                   44       1,270,162
Brookwood                     Gainesboro, TN               44       1,494,470
Pleasant Valley               Lynchburg, TN                33       1,115,682
Reelfoot                      Ridgely, TN                  20         669,863
River Rest                    Newport, TN                  34       1,163,551
Kirskville                    Kirksville, MO               24         692,233
Cimmaron                      Arco, ID                     24         846,651
Kenton                        Kenton, OH                   46       1,448,429
Lovingston                    Lovingston, VA               64       2,272,590
Pontotoc                      Pontotoc, MS                 36       1,116,929
So. Brenchley                 Rexburg, ID                  30       1,254,085
Hustonville                   Hustonville, KY              16         535,397
Northpoint                    Jackson, KY                  24         910,345
Brooks Field                  Louisville, GA               32         968,431
Brooks Lane                   Clayton, GA                  36       1,116,405
Brooks Point                  Dahlonega, GA                41       1,383,834
Brooks Run                    Jasper, GA                   24         768,257
Logan Heights                 Russellville, KY             24         794,454
Lakeshore 2                   Tuskegee, AL                 36       1,164,716
Cottondale                    Cottondale, FL               25         771,500
                                                                  -----------
Total Series 8                                                    $39,045,306

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1996
SERIES 9

                                                          # of        Mtg Loan
Partnership                                              Units         Balance

Jay                           Jay, OK                      24     $   662,734
Boxwood                       Lexington, TX                24         636,342
Stilwell 3                    Stilwell, OK                 16         477,680
Arbor Trace                   Lake Park, GA                24         752,633
Arbor Trace 2                 Lake Park, GA                42       1,478,998
Omega                         Omega, GA                    36       1,149,550
Cornell 2                     Watertown, SD                24         936,928
Elm Creek                     Pierre, SD                   24         969,011
Marionville                   Marionville, MO              20         575,291
Lamar                         Lamar, AR                    24         728,959
Mt. Glen                      Heppner, OR                  24         842,662
Centreville                   Centreville, AL              24         800,483
Skyview                       Troy, AL                     36       1,150,474
Sycamore                      Coffeyville, KS              40       1,434,942
Bradford                      Cumberland, KY               24         802,184
Cedar Lane                    London, KY                   24         757,335
Stanton                       Stanton, KY                  24         816,176
Abernathy                     Abernathy, TX                24         640,078
Pembroke                      Pembroke, KY                 24         810,061
Meadowview                    Greenville, AL               24         671,761
Town Branch                   Mt. Vernon, KY               24         788,223
Fox Run                       Ragland, AL                  24         791,263
Maple Street                  Emporium, PA                 32       1,382,590
Manchester                    Manchester, GA               18         598,803
                                                                  -----------
Total Series 9                                                    $20,655,161

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1996

SERIES 10

                                                          # of        Mtg Loan
Partnership                                              Units         Balance

Redstone                      Challis, ID                  24     $   861,430
Albany                        Albany, KY                   24         796,257
Oak Terrace                   Bonifay, FL                  18         553,294
Wellshill                     West Liberty, KY             32       1,096,961
Applegate                     Florence, AL                 36       1,118,915
Heatherwood                   Alexander City, AL           36         953,607
Peachtree                     Gaffney, SC                  28       1,018,894
Donna                         Donna, TX                    50       1,452,231
Wellsville                    Wellsville, NY               24       1,087,920
Tecumseh                      Tecumseh, NE                 24         878,728
Clay City                     Clay City, KY                24         824,720
Irvine West                   Irvine, KY                   24         820,720
New Castle                    New Castle, KY               24         818,660
Stigler                       Stigler, OK                  20         603,756
Courtyard                     Huron, SD                    21         656,536
                                                                  -----------
Total Series 10                                                   $13,542,629

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1996

SERIES 11

                                                          # of        Mtg Loan
Partnership                                              Units         Balance

Homestead                     Pinetop, AZ                  32     $ 1,303,725
Mountain Oak                  Collinsville, AL             24         700,117
Eloy                          Eloy, AZ                     24         653,315
Gila Bend                     Gila Bend, AZ                36         981,114
Creekstone                    Dallas, GA                   40       1,143,574
Tifton                        Tifton, GA                   36       1,028,303
Cass Towne                    Cartersville, GA             10         195,417
Warsaw                        Warsaw, VA                   56       2,708,203
Royston                       Royston, GA                  25         754,812
Red Bud                       Mokane, MO                    8         241,964
Cardinal                      Mountain Home, AR            32         109,328
Parsons                       Parsons, KS                  38       1,105,359
                                                                  -----------
Total Series 11                                                   $10,925,231

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1996
                                                                         Net
SERIES 7                            Cost At Acquisition Date    Improvements
                                                   Buildings     Capitalized
                                                Improvements   Subsequent to
Partnership                             Land     & Equipment     Acquisition

Nottingham                       $   21,070     $   695,113     $       194
Cedar Hollow                         25,000         889,355           3,823
Sunrise                              30,000         837,000       1,640,527
Mountain City                        67,000       1,345,826         185,280
Burbank                              25,000         595,780         355,791
Washington                           30,000         401,435         530,778
BrookStone                           45,000         176,183       1,236,013
Tazewell                             75,000         834,811         792,502
N. Irvine                            27,600         696,407         294,400
Horton                               15,615         641,460         275,465
Manchester                           40,000         243,179       1,189,886
Waynesboro                           45,310         107,860         662,681
Lakeland II                          30,000         149,453         830,194
Mt. Vernon                           19,500         156,335         724,691
Meadow Run                           20,000         241,802       1,483,831
Spring Creek II                      40,000         117,323         651,152
Warm Springs                         45,000         196,691         579,067
Blue Ridge                                0*        234,193       1,100,420
Walnut                               20,000         112,079         862,016
Pioneer                              30,000       1,092,918         198,138
Dilley                               30,000         847,755          11,296
Elsa                                 40,000       1,286,910          12,494
Clinch View                          99,000         409,447       1,268,705
Jamestown                            53,800         436,875       1,007,289
Leander                              46,000       1,063,200           4,570
Louisa Sr.                           90,000         449,409         965,250
Orchard Commons                      28,789         452,556          (1,684)
Vardaman                             15,000          93,877         796,817
Heritage Park                       199,000       1,243,700         103,088
BrooksHollow                         67,155         183,029       1,184,948
Cavalry Crossing                     82,300         894,246         768,367
Carson City                          86,422         354,778         515,811
Matteson                             28,438         556,314         347,546
Pembroke                             22,000         190,283         411,021
Robynwood                            35,000         315,110         661,574
Atoka                                16,000         819,334               0
Coalgate                             22,500         806,005               0
Hill Creek                           29,337         622,291         304,625
Cardinal                             24,207         650,852         102,207
                                 ----------     -----------     -----------

Total Series 7                   $1,666,043     $21,441,174     $22,060,773

* Land was donated to the Blue Ridge Elderly Partnership.

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1996
                                                                         Net
SERIES 8                            Cost At Acquisition Date    Improvements
                                                   Buildings     Capitalized
                                                Improvements   Subsequent to
Partnership                             Land     & Equipment     Acquisition

Purdy                            $   64,823     $   493,596     $     2,376
Galena                               19,200         362,505         362,952
Antlers 2                            26,000         761,859               0
Holdenville                          15,000         877,598               0
Wetumka                              19,977         792,876               0
Mariners Cove                       117,192       1,134,974           7,478
Mariners Cove Sr.                    72,252         901,745          10,272
Antlers                              50,529       1,270,510               0
Bentonville                          15,220         743,269               0
Deerpoint                            33,250         912,974         (13,750)
Aurora                              164,350         716,471           1,835
Baxter                               13,800         418,296          91,651
Arbor Gate                           43,218         873,748             391
Timber Ridge                         15,145         879,334             194
Concordia Sr.                        65,000         776,131         (14,742)
Mountainburg                         20,000         863,990               0
Lincoln                             121,000         933,872          17,977
Fox Ridge                            35,000         867,785               1
Meadow View                          29,000         686,959           1,161
Sheridan                             20,100         373,018         349,228
Morningside                          31,163       1,152,691               0
Grand Isle                           20,000       1,180,210               0
Meadowview                           40,000         954,717               0
Taylor                              105,335       1,185,923         239,510
Brookwood                            28,148       1,780,090           1,033
Pleasant Valley                      56,269       1,288,452           1,507
Reelfoot                             13,000         118,127         683,441
River Rest                           50,750         431,259         921,416
Kirskville                           50,000         188,140         593,352
Cimmaron                             18,000         611,963         448,596
Kenton                               61,699         785,703         914,332
Lovingston                          178,985       2,215,782         326,079
Pontotoc                             40,500         312,296         973,317
So. Brenchley                        99,658         492,781         956,234
Hustonville                          20,000         672,270             869
Northpoint                          140,000         942,599               0
Brooks Field                         45,762         113,295       1,012,766
Brooks Lane                          57,500         123,401       1,164,960
Brooks Point                        108,000         135,053       1,410,767
Brooks Run                           50,000         158,025         715,789
Logan Heights                        24,600         422,778         504,352
Lakeshore 2                          45,000         273,501       1,096,061
Cottondale                           36,000         911,975             344
                                 ----------     -----------     -----------

Total Series 8                   $2,280,425     $32,092,541     $12,781,749

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1996
                                                                         Net
SERIES 9                            Cost At Acquisition Date    Improvements
                                                   Buildings     Capitalized
                                                Improvements   Subsequent to
Partnership                             Land     & Equipment     Acquisition

Jay                              $   30,000     $   103,524     $   677,073
Boxwood                              22,273         718,529          30,137
Stilwell 3                           15,567          82,347         489,218
Arbor Trace                          62,500         185,273         670,585
Arbor Trace 2                       100,000         361,210       1,345,225
Omega                                35,000         188,863       1,183,441
Cornell 2                            29,155         576,296         528,552
Elm Creek                            71,360         233,390         850,398
Marionville                          24,900         409,497         261,031
Lamar                                18,000         202,240         684,085
Mt. Glen                             23,500         480,064         553,147
Centreville                          36,000         220,952         715,929
Skyview                             120,000         220,161       1,053,518
Sycamore                             64,408         415,748       1,278,156
Bradford                             66,000         285,025         704,607
Cedar Lane                           49,750         952,314          (6,783)
Stanton                              41,584         959,574               0
Abernathy                            30,000         751,898               0
Pembroke                             43,000         955,687               0
Meadowview                           46,270       1,086,351             971
Town Branch                          21,000         942,114          21,296
Fox Run                              47,467         919,296               0
Maple Street                         85,000       1,178,856         433,863
Manchester                           24,100         711,035               0
                                 ----------     -----------     -----------

Total Series 9                   $1,106,834     $13,140,244     $11,474,449

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1996
                                                                         Net
SERIES 10                           Cost At Acquisition Date    Improvements
                                                   Buildings     Capitalized
                                                Improvements   Subsequent to
Partnership                             Land     & Equipment     Acquisition

Redstone                         $   24,000     $   747,591      $  322,425
Albany                               39,500         990,162               0
Oak Terrace                          27,200         633,284           1,179
Wellshill                            75,000       1,270,844               0
Applegate                           125,000       1,467,675         241,236
Heatherwood                          55,000       1,551,679             699
Peachtree                            25,000       1,021,466               0
Donna                               112,000       1,661,889           2,633
Wellsville                           38,000       1,286,389           8,224
Tecumseh                             20,000       1,038,151           1,275
Clay City                            22,750         998,334               0
Irvine West                          25,000       1,060,585             753
New Castle                           40,575         971,520           6,955
Stigler                              24,000         730,056               0
Courtyard                            12,000         465,936         285,242
                                 ----------     -----------       ---------

Total Series 10                  $  665,025     $15,895,561       $ 870,621

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1996
                                                                         Net
SERIES 11                           Cost At Acquisition Date    Improvements
                                                   Buildings     Capitalized
                                                Improvements   Subsequent to
Partnership                             Land     & Equipment     Acquisition

Homestead                        $  126,000     $ 1,628,502      $        0
Mountain Oak                         30,000         473,033         376,391
Eloy                                 12,000         882,913          (2,987)
Gila Bend                            18,000         945,233         311,414
Creekstone                          130,625         170,655       1,707,324
Tifton                               17,600         192,853       1,463,998
Cass Towne                           22,690         301,458             172
Warsaw                              146,800       3,200,738           5,342
Royston                              36,000         785,602         111,218
Red Bud                               5,500         295,617               0
Cardinal                             15,793         424,616          66,680
Parsons                              45,188         953,512         318,471
                                 ----------     -----------      ----------

Total Series 11                  $  606,196     $10,254,732      $4,358,023

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1996
                                            Gross Amount At Which Carried At
SERIES 7                                                   December 31, 1996
                                                  Buildings,
                                                Improvements
Partnership                             Land     & Equipment           Total

Nottingham                       $   21,070     $   695,307     $   716,377
Cedar Hollow                         26,500         891,678         918,178
Sunrise                              30,000       2,477,527       2,507,527
Mountain City                        67,000       1,531,106       1,598,106
Burbank                              37,000         939,571         976,571
Washington                           52,733         909,480         962,213
BrookStone                           45,000       1,412,196       1,457,196
Tazewell                             75,000       1,627,313       1,702,313
N. Irvine                            27,600         990,807       1,018,407
Horton                               15,615         916,925         932,540
Manchester                           49,455       1,423,610       1,473,065
Waynesboro                           34,500         781,351         815,851
Lakeland II                          29,600         980,047       1,009,647
Mt. Vernon                           19,500         881,026         900,526
Meadow Run                           40,000       1,705,633       1,745,633
Spring Creek II                      30,000         778,475         808,475
Warm Springs                         20,000         800,758         820,758
Blue Ridge                                0       1,334,613       1,334,613
Walnut                               62,700         931,395         994,095
Pioneer                              30,000       1,291,056       1,321,056
Dilley                               30,000         859,051         889,051
Elsa                                 40,000       1,299,404       1,339,404
Clinch View                          99,000       1,678,152       1,777,152
Jamestown                            53,800       1,444,164       1,497,964
Leander                              46,000       1,067,770       1,113,770
Louisa Sr.                           90,000       1,414,659       1,504,659
Orchard Commons                      28,789         450,872         479,661
Vardaman                             23,609         882,085         905,694
Heritage Park                       199,000       1,346,788       1,545,788
BrooksHollow                         67,000       1,368,132       1,435,132
Cavalry Crossing                     84,118       1,660,795       1,744,913
Carson City                          40,028         916,983         957,011
Matteson                             39,000         893,298         932,298
Pembroke                             22,000         601,304         623,304
Robynwood                            35,000         976,684       1,011,684
Atoka                                16,000         819,334         835,334
Coalgate                             22,500         806,005         828,505
Hill Creek                           29,337         926,916         956,253
Cardinal                             24,207         753,059         777,266
                                 ----------     -----------     -----------

Total Series 7                   $1,702,661     $43,465,329     $45,167,990

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1996

SERIES 8                                    Gross Amount At Which Carried At
                                                           December 31, 1996
                                                  Buildings,
                                                Improvements
Partnership                             Land     & Equipment           Total

Purdy                            $   65,351     $   495,444     $   560,795
Galena                               82,599         662,058         744,657
Antlers 2                            26,000         761,859         787,859
Holdenville                          15,000         877,598         892,598
Wetumka                              19,977         792,876         812,853
Mariners Cove                       122,656       1,136,988       1,259,644
Mariners Cove Sr.                    78,918         905,351         984,269
Antlers                              50,529       1,270,510       1,321,039
Bentonville                          15,220         743,269         758,489
Deerpoint                            19,500         912,974         932,474
Aurora                              164,350         718,306         882,656
Baxter                               41,308         482,439         523,747
Arbor Gate                           43,218         874,139         917,357
Timber Ridge                         15,145         879,528         894,673
Concordia Sr.                        65,000         761,389         826,389
Mountainburg                         20,000         863,990         883,990
Lincoln                             122,444         950,405       1,072,849
Fox Ridge                            35,000         867,786         902,786
Meadow View                          29,000         688,120         717,120
Sheridan                             32,300         710,046         742,346
Morningside                          31,163       1,152,691       1,183,854
Grand Isle                           20,000       1,180,210       1,200,210
Meadowview                           40,000         954,717         994,717
Taylor                              105,335       1,425,433       1,530,768
Brookwood                            28,148       1,781,123       1,809,271
Pleasant Valley                      56,269       1,289,959       1,346,228
Reelfoot                             13,827         800,741         814,568
River Rest                           52,062       1,351,363       1,403,425
Kirskville                           50,000         781,492         831,492
Cimmaron                              6,000       1,072,559       1,078,559
Kenton                               61,699       1,700,035       1,761,734
Lovingston                          194,772       2,526,074       2,720,846
Pontotoc                             40,500       1,285,613       1,326,113
So. Brenchley                        99,658       1,449,015       1,548,673
Hustonville                          20,000         673,139         693,139
Northpoint                          140,000         942,599       1,082,599
Brooks Field                         45,761       1,126,062       1,171,823
Brooks Lane                          57,500       1,288,361       1,345,861
Brooks Point                        108,000       1,545,820       1,653,820
Brooks Run                           50,366         873,448         923,814
Logan Heights                        24,600         927,130         951,730
Lakeshore 2                          45,000       1,369,562       1,414,562
Cottondale                           36,000         912,319         948,319
                                 ----------     -----------     -----------

Total Series 8                   $2,390,175     $44,764,540     $47,154,715

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1996

SERIES 9                                    Gross Amount At Which Carried At
                                                           December 31, 1996
                                                  Buildings,
                                                Improvements
Partnership                             Land     & Equipment           Total

Jay                              $   25,000     $   785,597     $   810,597
Boxwood                              22,273         748,666         770,939
Stilwell 3                           10,000         577,132         587,132
Arbor Trace                          62,500         855,858         918,358
Arbor Trace 2                       100,000       1,706,435       1,806,435
Omega                                35,000       1,372,304       1,407,304
Cornell 2                            86,281       1,047,722       1,134,003
Elm Creek                           125,045       1,030,103       1,155,148
Marionville                          88,439         606,989         695,428
Lamar                                18,000         886,325         904,325
Mt. Glen                             23,500       1,033,211       1,056,711
Centreville                          36,000         936,881         972,881
Skyview                             120,000       1,273,679       1,393,679
Sycamore                             64,600       1,693,712       1,758,312
Bradford                             66,000         989,632       1,055,632
Cedar Lane                           49,750         945,531         995,281
Stanton                              41,584         959,574       1,001,158
Abernathy                            30,000         751,898         781,898
Pembroke                             43,000         955,687         998,687
Meadowview                           46,270       1,087,322       1,133,592
Town Branch                          21,000         963,410         984,410
Fox Run                              47,467         919,296         966,763
Maple Street                         85,000       1,612,719       1,697,719
Manchester                           27,200         707,935         735,135
                                 ----------     -----------     -----------

Total Series 9                   $1,273,909     $24,447,618     $25,721,527

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1996

SERIES 10                                   Gross Amount At Which Carried At
                                                           December 31, 1996
                                                  Buildings,
                                                Improvements
Partnership                             Land     & Equipment           Total

Redstone                           $  7,600     $ 1,086,416     $ 1,094,016
Albany                               39,500         990,162       1,029,662
Oak Terrace                          27,200         634,463         661,663
Wellshill                            75,000       1,270,844       1,345,844
Applegate                           125,000       1,708,911       1,833,911
Heatherwood                          55,000       1,552,378       1,607,378
Peachtree                            25,000       1,021,466       1,046,466
Donna                               112,000       1,664,522       1,776,522
Wellsville                           38,000       1,294,613       1,332,613
Tecumseh                             20,000       1,039,426       1,059,426
Clay City                            22,750         998,334       1,021,084
Irvine West                          25,000       1,061,338       1,086,338
New Castle                           40,575         978,475       1,019,050
Stigler                              24,000         730,056         754,056
Courtyard                            69,572         693,606         763,178
                                   --------     -----------     -----------

Total Series 10                    $706,197     $16,725,010     $17,431,207

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1996

SERIES 11                                   Gross Amount At Which Carried At
                                                           December 31, 1996
                                                  Buildings,
                                                Improvements
Partnership                             Land     & Equipment           Total

Homestead                          $126,000     $ 1,628,502     $ 1,754,502
Mountain Oak                         30,000         849,424         879,424
Eloy                                 12,000         879,926         891,926
Gila Bend                            18,000       1,256,647       1,274,647
Creekstone                          130,650       1,877,954       2,008,604
Tifton                               17,600       1,656,851       1,674,451
Cass Towne                           22,690         301,630         324,320
Warsaw                              146,800       3,206,080       3,352,880
Royston                              36,000         896,820         932,820
Red Bud                               5,500         295,617         301,117
Cardinal                             15,793         491,296         507,089
Parsons                              38,437       1,278,734       1,317,171
                                   --------     -----------     -----------

Total Series 11                    $599,470     $14,619,481     $15,218,951

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1996

SERIES 7
                                 Accumulated                     Depreciable
Partnership                     Depreciation                            Life

Nottingham                       $   86,572                         5.0-40.0
Cedar Hollow                        102,059                         7.0-40.0
Sunrise                             338,019                         5.0-27.5
Mountain City                       263,620                         7.0-27.5
Burbank                             143,032                         5.0-30.0
Washington                          154,797                         5.0-30.0
BrookStone                          160,472                         5.0-27.5
Tazewell                            270,221                         7.0-27.5
N. Irvine                           103,287                         5.0-40.0
Horton                              159,259                         5.0-25.0
Manchester                          156,091                         5.0-25.0
Waynesboro                           88,839                        10.0-30.0
Lakeland II                         122,901                        10.0-30.0
Mt. Vernon                           78,985                         5.0-30.0
Meadow Run                          186,290                         7.0-27.5
Spring Creek II                      88,187                        10.0-30.0
Warm Springs                        105,833                         5.0-40.0
Blue Ridge                          170,579                         5.0-25.0
Walnut                              119,671                         5.0-40.0
Pioneer                             165,778                        12.0-40.0
Dilley                               74,905                         5.0-50.0
Elsa                                144,249                         7.0-50.0
Clinch View                         264,368                         7.0-27.5
Jamestown                           222,694                         7.0-27.5
Leander                             176,789                         7.0-30.0
Louisa Sr.                          171,031                         5.0-40.0
Orchard Commons                      63,870                         5.0-40.0
Vardaman                             84,918                         5.0-40.0
Heritage Park                       238,215                         7.0-27.5
BrooksHollow                        143,021                         5.0-27.5
Cavalry Crossing                    173,608                        12.0-40.0
Carson City                         145,120                         7.0-27.5
Matteson                            149,579                         7.0-27.5
Pembroke                             73,798                         5.0-40.0
Robynwood                           112,727                         5.0-40.0
Atoka                               132,749                         5.0-25.0
Coalgate                            138,002                         5.0-25.0
Hill Creek                           95,528                         7.0-27.5
Cardinal                             42,396                         7.0-27.5
                                 ----------

Total Series 7                   $5,712,059

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1996

SERIES 8
                                 Accumulated                     Depreciable
Partnership                     Depreciation                            Life

Purdy                            $  113,843                         7.0-27.5
Galena                              129,637                         7.0-27.5
Antlers 2                           123,801                         5.0-25.0
Holdenville                         125,184                         5.0-25.0
Wetumka                             115,844                         5.0-25.0
Mariners Cove                       170,167                         7.0-27.5
Mariners Cove Sr.                   132,839                         7.0-27.5
Antlers                             172,465                        10.0-25.0
Bentonville                         133,857                         5.0-25.0
Deerpoint                            87,552                         5.0-50.0
Aurora                              141,436                         7.0-27.5
Baxter                               73,377                         7.0-27.5
Arbor Gate                           79,371                         5.0-40.0
Timber Ridge                         82,457                         5.0-40.0
Concordia Sr.                       104,462                         5.0-25.0
Mountainburg                        122,687                         5.0-25.0
Lincoln                             125,230                         7.0-27.5
Fox Ridge                            74,590                         5.0-50.0
Meadow View                          93,573                         5.0-30.0
Sheridan                             66,556                         5.0-50.0
Morningside                         133,638                         5.0-33.0
Grand Isle                          214,685                         7.0-27.5
Meadowview                          133,660                         5.0-25.0
Taylor                               88,591                         5.0-50.0
Brookwood                           111,691                         5.0-50.0
Pleasant Valley                      88,544                         5.0-50.0
Reelfoot                             75,461                         7.0-27.5
River Rest                           69,367                         7.0-50.0
Kirskville                           82,134                         5.0-27.5
Cimmaron                            113,015                         7.0-27.5
Kenton                              146,718                         5.0-33.0
Lovingston                          339,341                         7.0-27.5
Pontotoc                             73,232                         5.0-40.0
So. Brenchley                       169,310                         7.0-27.5
Hustonville                          58,436                         5.0-40.0
Northpoint                           88,079                         5.0-40.0
Brooks Field                         75,040                         5.0-40.0
Brooks Lane                          86,945                         5.0-40.0
Brooks Point                         85,812                         5.0-40.0
Brooks Run                           63,345                         5.0-40.0
Logan Heights                        74,648                         7.0-40.0
Lakeshore 2                          80,039                         5.0-40.0
Cottondale                           69,559                         5.0-27.5
                                 ----------

Total Series 8                   $4,790,218

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1996

SERIES 9
                                 Accumulated                     Depreciable
Partnership                     Depreciation                            Life

Jay                              $   87,098                         5.0-25.0
Boxwood                             104,028                         5.0-25.0
Stilwell 3                           67,243                         5.0-25.0
Arbor Trace                          51,233                        10.0-30.0
Arbor Trace 2                       102,244                        10.0-30.0
Omega                               114,364                         5.0-50.0
Cornell 2                           134,312                         5.0-30.0
Elm Creek                           137,147                         5.0-27.5
Marionville                          97,578                         7.0-27.5
Lamar                               107,913                         5.0-25.0
Mt. Glen                            126,632                         7.0-27.5
Centreville                          99,684                         5.0-40.0
Skyview                              79,726                         5.0-40.0
Sycamore                            113,354                        12.0-40.0
Bradford                             71,154                         5.0-40.0
Cedar Lane                          104,566                         5.0-40.0
Stanton                             107,082                         5.0-40.0
Abernathy                            96,701                         5.0-25.0
Pembroke                             75,062                         7.0-40.0
Meadowview                           58,991                         5.0-40.0
Town Branch                          54,324                         7.0-40.0
Fox Run                              78,405                         7.0-27.5
Maple Street                         87,013                         7.0-40.0
Manchester                           56,852                         5.0-27.5
                                 ----------

Total Series 9                   $2,212,706

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1996

SERIES 10
                                 Accumulated                     Depreciable
Partnership                     Depreciation                            Life

Redstone                         $  127,185                         7.0-27.5
Albany                              100,935                         5.0-40.0
Oak Terrace                          62,863                         5.0-27.5
Wellshill                            86,381                         5.0-40.0
Applegate                            86,963                         5.0-40.0
Heatherwood                          90,764                         5.0-40.0
Peachtree                            72,267                         5.0-40.0
Donna                                91,034                         7.0-50.0
Wellsville                          144,139                         7.0-27.5
Tecumseh                             56,566                         5.0-50.0
Clay City                            77,008                         5.0-40.0
Irvine West                          71,532                         5.0-40.0
New Castle                           61,232                         5.0-40.0
Stigler                              45,883                         5.0-25.0
Courtyard                            55,589                         5.0-40.0
                                 ----------

Total Series 10                  $1,230,341

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1996

SERIES 11
                                 Accumulated                     Depreciable
Partnership                     Depreciation                            Life

Homestead                          $ 96,604                         5.0-40.0
Mountain Oak                         69,212                         5.0-27.5
Eloy                                 63,027                         5.0-27.5
Gila Bend                            96,026                         5.0-40.0
Creekstone                           82,514                         7.0-27.5
Tifton                               48,489                         5.0-25.0
Cass Towne                           18,865                         7.0-27.5
Warsaw                              155,805                         7.0-27.5
Royston                              30,659                         7.0-40.0
Red Bud                              11,394                         7.0-40.0
Cardinal                             27,659                         7.0-27.5
Parsons                              38,671                        12.0-40.0
                                   --------

Total Series 11                    $738,925

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1996
GATEWAY TAX CREDIT FUND III LTD.
NOTES TO SCHEDULE III


Series 7
Reconciliation of Land, Building & Improvements current year changes:

Balance at beginning of period -
December 31, 1995                                              $ 45,037,606
   Additions during period:
       Acquisitions through foreclosure                   0
       Other acquisitions                                 0
       Improvements, etc.                           130,384
       Other                                              0
                                                  ----------
                                                                    130,384

   Deductions during period:
       Cost of real estate sold                           0
       Other                                              0
                                                  ----------
                                                                          0
                                                               -------------
Balance at end of period -
December 31, 1996                                              $ 45,167,990
                                                               =============



Reconciliation of Accumulated Depreciation current year changes


Balance at beginning of period -
December 31, 1995                                              $  4,103,029
       Current year expense                                       1,607,986
       Less Accumulated Depreciation
        of real estate sold                                               0
       Prior year adjustments                                         1,044
                                                               -------------

Balance at end of period - December 31, 1996                   $  5,712,059
                                                               =============

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1996
GATEWAY TAX CREDIT FUND III LTD.
NOTES TO SCHEDULE III


Series 8
Reconciliation of Land, Building & Improvements current year changes:

Balance at beginning of period -
December 31, 1995                                              $ 47,117,781
   Additions during period:
       Acquisitions through foreclosure                   0
       Other acquisitions                                 0
       Improvements, etc.                            36,934
       Other                                              0
                                                  ----------
                                                                     36,934

   Deductions during period:
       Cost of real estate sold                           0
       Other                                              0
                                                  ----------
                                                                          0
                                                               -------------
Balance at end of period -
December 31, 1996                                              $ 47,154,715
                                                               =============



Reconciliation of Accumulated Depreciation current year changes


Balance at beginning of period -
December 31, 1995                                              $  3,146,594
       Current year expense                                       1,643,624
       Less Accumulated Depreciation
        of real estate sold                                               0
                                                               -------------

Balance at end of period - December 31, 1996                   $  4,790,218
                                                               =============

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1996
GATEWAY TAX CREDIT FUND III LTD.
NOTES TO SCHEDULE III


Series 9
Reconciliation of Land, Building & Improvements current year changes:

Balance at beginning of period -
December 31, 1995                                              $ 25,705,123
   Additions during period:
       Acquisitions through foreclosure                   0
       Other acquisitions                                 0
       Improvements, etc.                            16,404
       Other                                              0
                                                  ----------
                                                                     16,404

   Deductions during period:
       Cost of real estate sold                           0
       Other                                              0
                                                  ----------
                                                                          0
                                                               -------------
Balance at end of period -
December 31, 1996                                              $ 25,721,527
                                                               =============



Reconciliation of Accumulated Depreciation current year changes


Balance at beginning of period -
December 31, 1995                                              $  1,301,928
       Current year expense                                         910,778
       Less Accumulated Depreciation
        of real estate sold                                               0
                                                               -------------

Balance at end of period - December 31, 1996                   $  2,212,706
                                                               =============

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1996
GATEWAY TAX CREDIT FUND III LTD.
NOTES TO SCHEDULE III


Series 10
Reconciliation of Land, Building & Improvements current year changes:

Balance at beginning of period -
December 31, 1995                                              $ 17,406,946
   Additions during period:
       Acquisitions through foreclosure                   0
       Other acquisitions                                 0
       Improvements, etc.                            24,261
       Other                                              0
                                                  ----------
                                                                     24,261

   Deductions during period:
       Cost of real estate sold                           0
       Other                                              0
                                                  ----------
                                                                          0
                                                               -------------
Balance at end of period -
December 31, 1996                                              $ 17,431,207
                                                               =============



Reconciliation of Accumulated Depreciation current year changes


Balance at beginning of period -
December 31, 1995                                              $    719,972
       Current year expense                                         510,369
       Less Accumulated Depreciation
        of real estate sold                                               0
                                                               -------------

Balance at end of period - December 31, 1996                   $  1,230,341
                                                               =============

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1996
GATEWAY TAX CREDIT FUND III LTD.
NOTES TO SCHEDULE III


Series 11
Reconciliation of Land, Building & Improvements current year changes:

Balance at beginning of period -
December 31, 1995                                              $ 14,701,073
   Additions during period:
       Acquisitions through foreclosure                   0
       Other acquisitions                                 0
       Improvements, etc.                           517,878
       Other                                              0
                                                  ----------
                                                                    517,878

   Deductions during period:
       Cost of real estate sold                           0
       Other                                              0
                                                 -----------
                                                                          0
                                                               -------------
Balance at end of period -
December 31, 1996                                              $ 15,218,951
                                                               =============



Reconciliation of Accumulated Depreciation current year changes


Balance at beginning of period -
December 31, 1995                                              $    205,821
       Current year expense                                         532,452
       Less Accumulated Depreciation
        of real estate sold                                               0
       Prior year adjustments                                           652
                                                               -------------

Balance at end of period - December 31, 1996                   $    738,925
                                                               =============

                                            SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                          GATEWAY TAX CREDIT FUND III LTD.
                                          (A Florida Limited Partnership)
                                          By:  Raymond James Tax Credit
                                          Funds,Inc.
                                          Raymond James Tax Credit Funds, Inc.





Date:  June 25, 1997                      By:/s/ Ronald M. Diner
                                          Ronald M. Diner
                                          President



Date:  June 25, 1997                      By:/s/ Sandra L. Furey
                                          Sandra L. Furey
                                          Secretary and Treasurer

                                            SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused to be signed on its behalf by the undersigned hereunto duly authorized.


                                          GATEWAY TAX CREDIT FUND III LTD.
                                          (A Florida Limited Partnership)
                                          By:  Raymond James Tax Credit
                                          Funds,Inc.
                                          Managing General Partner




Date:  June 25, 1997                      By:/s/ Ronald M. Diner
                                          Ronald M. Diner
                                          President



Date:  June 25, 1997                      By:/s/ Sandra L. Furey
                                          Sandra L. Furey
                                          Secretary and Treasurer



Date:  June 25, 1997                      By:/s/ Alan L. Weiner
                                          Alan L. Weiner
                                          Sr. Vice President
                                          and Director