Form 10-Q
period 1997-06-30
GATEWAY TAX CREDIT FUND III LTD
filed 1997-09-03
CIK 881716

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, DC  20549

                                         FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended                  June 30, 1997

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

                                YES     X                   NO

                                                         Number of Units
      Title of Each Class                                 June 30, 1997
Units of Limited Partnership
Interest:  $1,000 per unit                   33,799

                            DOCUMENTS INCORPORATED BY REFERENCE

                      Parts I and II, 1995 Form 10-K, filed with the
                    Securities and Exchange Commission on July 11, 1997
                    Parts III and IV - Form S-11 Registration Statement
                        and all amendments and supplements thereto
                                     File No. 33-44238

PART I - Financial Information
  Item 1.  Financial Statements
                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                                      BALANCE SHEETS

                                                   JUNE 30,        MARCH 31,
                                                     1997            1997
                                                 -----------     -----------
SERIES 7                                         (Unaudited)     (Unaudited)
ASSETS
Current Assets:
   Cash and Cash Equivalents                     $  277,430      $  267,980
   Investments in Securities                         45,553          44,933
   Receivable from Project Partnerships                   0               0
                                                 -----------     -----------
     Total Current Assets                           322,983         312,913

   Investments in Securities                        429,122         421,843
   Investments in Project
          Partnerships, Net                       4,223,546       4,483,546
                                                 -----------     -----------
       Total Assets                              $4,975,651      $5,218,302
                                                 ===========     ===========

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Payable to General Partners                   $   50,818      $   54,499
   Payable to Project Partnerships                        0               0
                                                 -----------     -----------
                                                     50,818          54,499

Long-Term Liabilities:
   Payable to General Partners                      202,440         179,733

Partners' Equity:
Limited Partners (10,395 units for
   Series 7, 9,980 for Series 8,
   6,254 for Series 9, 5,043 for
   Series 10 and 5,127 for Series 11
   at March 31, 1997 and 1996)                    4,766,447       5,025,507
General Partners                                    (44,054)        (41,437)
                                                 -----------     -----------
     Total Partners' Equity                       4,722,393       4,984,070
                                                 -----------     -----------
       Total Liabilities and
          Partners' Equity                       $4,975,651      $5,218,302
                                                 ===========     ===========
                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                                      BALANCE SHEETS
                                                   JUNE 30,       MARCH 31,
                                                     1997            1997
                                                 -----------      ----------
SERIES 8                                         (Unaudited)       (Audited)
ASSETS
Current Assets:
   Cash and Cash Equivalents                     $  398,604      $  396,038
   Investments in Securities                         40,728          40,189
   Receivable from Project Partnerships                 453             453
                                                 -----------     -----------
     Total Current Assets                           439,785         436,680

   Investments in Securities                        407,383         400,823
   Investments in Project
          Partnerships, Net                       4,341,858       4,614,122
                                                 -----------     -----------
       Total Assets                              $5,189,026      $5,451,625
                                                 ===========     ===========

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Payable to General Partners                   $   41,306      $   42,185
   Payable to Project Partnerships                        0               0
                                                 -----------     -----------
                                                     41,306          42,185
Long-Term Liabilities:
   Payable to General Partners                      239,261         217,295

Partners' Equity:
Limited Partners (10,395 units for
   Series 7, 9,980 for Series 8,
   6,254 for Series 9, 5,043 for
   Series 10 and 5,127 for Series 11
   at March 31, 1997 and 1996)                    4,947,000       5,227,849
General Partners                                    (38,541)        (35,704)
                                                 -----------     -----------
     Total Partners' Equity                       4,908,459       5,192,145
                                                 -----------     -----------
       Total Liabilities and
          Partners' Equity                       $5,189,026      $5,451,625
                                                 ===========     ===========
                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                                      BALANCE SHEETS
                                                    JUNE 30,       MARCH 31,
                                                      1997           1997
                                                 -----------      ----------
SERIES 9                                         (Unaudited)       (Audited)
ASSETS
Current Assets:
   Cash and Cash Equivalents                     $  161,968      $  161,813
   Investments in Securities                         27,212          26,879
   Receivable from Other Series                       2,208               0
                                                 -----------     -----------
     Total Current Assets                           191,388         188,692

   Investments in Securities                        274,523         270,520
   Investments in Project
          Partnerships, Net                       3,747,374       3,848,367
                                                 -----------     -----------
       Total Assets                              $4,213,285      $4,307,579
                                                 ===========     ===========

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Payable to General Partners                   $   23,568      $   24,250
   Payable to Other Series                            1,003               0
                                                 -----------     -----------
                                                     24,571          24,250

Long-Term Liabilities:
   Payable to General Partners                      131,287         119,002

Partners' Equity:
Limited Partners (10,395 units for
   Series 7, 9,980 for Series 8,
   6,254 for Series 9, 5,043 for
   Series 10 and 5,127 for Series 11
   at March 31, 1997 and 1996)                    4,071,690       4,177,521
General Partners                                    (14,263)        (13,194)
                                                 -----------     -----------
     Total Partners' Equity                       4,057,427       4,164,327
                                                 -----------     -----------
       Total Liabilities and
          Partners' Equity                       $4,213,285      $4,307,579
                                                 ===========     ===========
                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                                      BALANCE SHEETS
                                                    JUNE 30,       MARCH 31,
                                                      1997           1997
                                                 -----------      ----------
SERIES 10                                        (Unaudited)       (Audited)
ASSETS
Current Assets:
   Cash and Cash Equivalents                     $  202,950      $  199,743
   Investments in Securities                         21,294          20,995
   Receivable from Other Series                       1,003               0
                                                 -----------      ----------
     Total Current Assets                           225,247         220,738

   Investments in Securities                        218,185         214,600
   Investments in Project
          Partnerships, Net                       3,529,896       3,571,518
                                                 -----------     -----------
       Total Assets                              $3,973,328      $4,006,856
                                                 ===========     ===========

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Payable to General Partners                   $   27,325      $   28,072
   Payable to Project Partnerships                    7,712           7,712
   Payable to Other Series                            2,208               0
                                                 -----------     -----------
                                                     37,245          35,784

Long-Term Liabilities:
   Payable to General Partners                       44,846          37,184

Partners' Equity:
Limited Partners (10,395 units for
   Series 7, 9,980 for Series 8,
   6,254 for Series 9, 5,043 for
   Series 10 and 5,127 for Series 11
   at March 31, 1997 and 1996)                    3,896,505       3,938,729
General Partners                                     (5,268)         (4,841)
                                                 -----------     -----------
     Total Partners' Equity                       3,891,237       3,933,888
                                                 -----------     -----------
       Total Liabilities and
          Partners' Equity                       $3,973,328      $4,006,856
                                                 ===========     ===========
                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                                      BALANCE SHEETS
                                                    JUNE 30,       MARCH 31,
                                                      1997           1997
                                                 -----------      ----------
SERIES 11                                        (Unaudited)       (Audited)
ASSETS
Current Assets:
   Cash and Cash Equivalents                     $  172,448      $  169,385
   Investments in Securities                         20,239          19,915
   Receivable from Project Partnerships                   0               0
                                                 -----------     -----------
     Total Current Assets                           192,687         189,300

   Investments in Securities                        231,580         227,438
   Investments in Project
          Partnerships, Net                       4,018,455       4,070,301
                                                 -----------     -----------
       Total Assets                              $4,442,722      $4,487,039
                                                 ===========     ===========


LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Payable to General Partners                   $   26,963      $   27,882
   Payable to Project Partnerships                        0               0
                                                 -----------     -----------
                                                     26,963          27,882

Long-Term Liabilities:
   Payable to General Partners                       14,289           8,161

Partners' Equity:
Limited Partners (10,395 units for
   Series 7, 9,980 for Series 8,
   6,254 for Series 9, 5,043 for
   Series 10 and 5,127 for Series 11
   at March 31, 1997 and 1996)                    4,403,446       4,452,477
General Partners                                     (1,976)         (1,481)
                                                 -----------     -----------
     Total Partners' Equity                       4,401,470       4,450,996
                                                 -----------     -----------
       Total Liabilities and
          Partners' Equity                       $4,442,722      $4,487,039
                                                 ===========     ===========
                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                                      BALANCE SHEETS
                                                    JUNE 30,       MARCH 31,
                                                      1997           1997
                                                 -----------      ----------
TOTAL SERIES 7 - 11                              (Unaudited)       (Audited)
ASSETS
Current Assets:
   Cash and Cash Equivalents                    $ 1,213,400     $ 1,194,959
   Investments in Securities                        155,026         152,911
   Receivable from Project Partnerships                 453             453
   Receivable from Other Series                       3,211               0
                                                ------------    ------------
     Total Current Assets                         1,372,090       1,348,323

   Investments in Securities                      1,560,793       1,535,224
   Investments in Project
          Partnerships, Net                      19,861,129      20,587,854
                                                ------------    ------------
       Total Assets                             $22,794,012     $23,471,401
                                                ============    ============

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Payable to General Partners                  $   169,980     $   176,888
   Payable to Project Partnerships                    7,712           7,712
   Payable to Other Series                            3,211               0
                                                ------------    ------------
                                                    180,903         184,600

Long-Term Liabilities:
   Payable to General Partners                      632,123         561,375

Partners' Equity:
Limited Partners (10,395 units for
   Series 7, 9,980 for Series 8,
   6,254 for Series 9, 5,043 for
   Series 10 and 5,127 for Series 11
   at March 31, 1997 and 1996)                   22,085,087      22,822,083
General Partners                                   (104,101)        (96,657)
                                                ------------    ------------
     Total Partners' Equity                      21,980,986      22,725,426
                                                ------------    ------------
       Total Liabilities and
          Partners' Equity                      $22,794,012     $23,471,401
                                                ============    ============
                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                                 STATEMENTS OF OPERATIONS
                                        (Unaudited)

                            FOR THE THREE MONTHS ENDED JUNE 30,


                                                      1997              1996
SERIES 7                                           ---------       -----------
Revenue:
   Interest Income                              $    11,163        $    10,881
                                                ------------       -----------
Expenses:
   Asset Management Fee-
     General Partner                                 19,500             19,500
   General and Administrative-
     General Partner                                  3,318              2,950
   General and Administrative-
     Other                                            2,373              3,702
   Amortization                                       5,136              5,460
                                                ------------       -----------
     Total Expenses                                  30,327             31,612
                                                ------------       -----------
Loss Before Equity in Losses of
 Project Partnerships                               (19,164)           (20,731)
Equity in Losses of Project
 Partnerships                                      (242,513)          (230,910)
                                                ------------       ------------
Net Loss                                        $  (261,677)       $  (251,641)
                                                ============       ============
Allocation of Net Loss:
   Limited Partners                             $  (259,060)       $  (249,125)
   General Partners                                  (2,617)            (2,516)
                                                ------------       ------------
                                                $  (261,677)       $  (251,641)
                                                ============       ============
Net Loss Per Number of
 Limited Partnership Units                      $    (24.92)       $    (23.97)

Number of Limited Partnership
 Units Outstanding                                   10,395             10,395


                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                                 STATEMENTS OF OPERATIONS
                                        (Unaudited)

                            FOR THE THREE MONTHS ENDED JUNE 30,


                                                     1997               1996
SERIES 8                                          ----------       -----------
Revenues:
   Interest Income                              $    11,924        $    11,328
                                                ------------       -----------
Expenses:
   Asset Management Fee-
     General Partner                                 21,500             21,500
   General and Administrative-
     General Partner                                  3,659              3,253
   General and Administrative-
     Other                                            2,594              3,927
   Amortization                                       2,314              2,315
                                                ------------       -----------
     Total Expenses                                  30,067             30,995
                                                ------------       ------------
Loss Before Equity in Losses of
 Project Partnerships                               (18,143)           (19,667)
Equity in Losses of Project
 Partnerships                                      (265,543)          (206,775)
                                                ------------       ------------
Net Loss                                        $  (283,686)       $  (226,442)
                                                ============       ============
Allocation of Net Loss:
   Limited Partners                             $  (280,849)       $  (224,178)
   General Partners                                  (2,837)            (2,264)
                                                ------------       ------------
                                                $  (283,686)       $  (226,442)
                                                ============       ============
Net Loss Per Number of
 Limited Partnership Units                      $    (28.14)       $    (22.46)

Number of Limited Partnership
 Units Outstanding                                    9,980              9,980


                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                                 STATEMENTS OF OPERATIONS
                                        (Unaudited)

                            FOR THE THREE MONTHS ENDED JUNE 30,


                                                     1997               1996
SERIES 9                                            --------       -----------
Revenues:
   Interest Income                              $     6,306        $     5,669
                                                ------------       -----------
Expenses:
   Asset Management Fee-
     General Partner                                 12,000             12,000
   General and Administrative-
     General Partner                                  2,042              1,816
   General and Administrative-
     Other                                            1,387              2,128
   Amortization                                       1,779              1,779
                                                ------------       -----------
     Total Expenses                                  17,208             17,723
                                                ------------       ------------
Loss Before Equity in Losses of
 Project Partnerships                               (10,902)           (12,054)
Equity in Losses of Project
 Partnerships                                       (95,998)          (114,657)
                                                ------------       ------------
Net Loss                                        $  (106,900)       $  (126,711)
                                                ============       ============
Allocation of Net Loss:
   Limited Partners                             $  (105,831)       $  (125,444)
   General Partners                                  (1,069)            (1,267)
                                                ------------       ------------
                                                $  (106,900)       $  (126,711)
                                                ============       ============
Net Loss Per Number of
 Limited Partnership Units                      $    (16.92)       $    (20.06)

Number of Limited Partnership
 Units Outstanding                                    6,254              6,254


                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                                 STATEMENTS OF OPERATIONS
                                        (Unaudited)

                            FOR THE THREE MONTHS ENDED JUNE 30,


                                                     1997               1996
SERIES 10                                         ----------        ----------
Revenues:
   Interest Income                              $     6,327        $     7,008
                                                ------------       -----------
Expenses:
   Asset Management Fee-
     General Partner                                  7,500              7,500
   General and Administrative-
     General Partner                                  1,276              1,134
   General and Administrative-
     Other                                              963              1,455
   Amortization                                       1,460              1,460
                                                ------------       -----------
     Total Expenses                                  11,199             11,549
                                                ------------       ------------
Loss Before Equity in Losses of
 Project Partnerships                                (4,872)            (4,541)
Equity in Losses of Project
 Partnerships                                       (37,779)           (48,842)
                                                ------------       ------------
Net Loss                                        $   (42,651)       $   (53,383)
                                                ============       ============
Allocation of Net Loss:
   Limited Partners                             $   (42,224)       $   (52,849)
   General Partners                                    (427)              (534)
                                                ------------       ------------
                                                $   (42,651)       $   (53,383)
                                                ============       ============
Net Loss Per Number of
 Limited Partnership Units                      $     (8.37)       $    (10.48)

Number of Limited Partnership
 Units Outstanding                                    5,043              5,043


                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                                 STATEMENTS OF OPERATIONS
                                        (Unaudited)

                            FOR THE THREE MONTHS ENDED JUNE 30,

                                                     1997               1996
SERIES 11                                         ----------       -----------

Revenues:
   Interest Income                              $     6,530        $     8,604
                                                ------------       -----------
Expenses:
   Asset Management Fee-
     General Partner                                  6,000              6,000
   General and Administrative-
     General Partner                                  1,021                905
   General and Administrative-
     Other                                              871              1,268
   Amortization                                       1,797              1,862
                                                ------------       -----------
     Total Expenses                                   9,689             10,035
                                                ------------       ------------
Income (Loss) Before Equity in Losses of
 Project Partnerships                                (3,159)            (1,431)
Equity in Losses of Project
 Partnerships                                       (46,367)            20,160
                                                ------------       ------------
Net Income (Loss)                               $   (49,526)       $    18,729
                                                ============       ============
Allocation of Net Income (Loss):
   Limited Partners                             $   (49,031)       $    18,542
   General Partners                                    (495)               187
                                                ------------       ------------
                                                $   (49,526)       $    18,729
                                                ============       ============
Net Income (Loss) Per Number of
 Limited Partnership Units                      $     (9.56)       $      3.62

Number of Limited Partnership
 Units Outstanding                                    5,127              5,127


                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                                 STATEMENTS OF OPERATIONS
                                        (Unaudited)

                            FOR THE THREE MONTHS ENDED JUNE 30,


                                                     1997                1996
TOTAL SERIES 7-11                                 ----------       -----------
Revenues:
   Interest Income                              $    42,250        $    43,490
                                                ------------       -----------
Expenses:
   Asset Management Fee-
     General Partner                                 66,500             66,500
   General and Administrative-
     General Partner                                 11,316             10,058
   General and Administrative-
     Other                                            8,188             12,480
   Amortization                                      12,486             12,876
                                                ------------       -----------
     Total Expenses                                  98,490            101,914
                                                ------------       ------------
Loss Before Equity in Losses of
 Project Partnerships                               (56,240)           (58,424)
Equity in Losses of Project
 Partnerships                                      (688,200)          (581,024)
                                                ------------       ------------
Net Loss                                        $  (744,440)       $  (639,448)
                                                ============       ============
Allocation of Net Loss:
   Limited Partners                             $  (736,996)       $  (633,054)
   General Partners                                  (7,444)            (6,394)
                                                ------------       ------------
                                                $  (744,440)       $  (639,448)
                                                ============       ============

                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                              STATEMENTS OF PARTNERS' EQUITY
                                        (Unaudited)

                    FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996:


                                 Limited            General
                                 Partners          Partners             Total
SERIES 7                       -----------       -----------        -----------
(Inception July 16, 1992)



Balance at
 March 31, 1996                 6,042,156           (31,168)         6,010,988

Net Loss                         (249,125)           (2,516)          (251,641)
                              ------------        ----------       ------------
Balance at
 June 30, 1996                $ 5,793,031         $ (33,684)       $ 5,759,347
                              ============        ==========       ============


Balance at
 March 31, 1997                 5,025,507           (41,437)         4,984,070

Net Loss                         (259,060)           (2,617)          (261,677)
                              ------------        ----------       ------------
Balance at
 June 30, 1997                $ 4,766,447         $ (44,054)       $ 4,722,393
                              ============        ==========       ============


                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                              STATEMENTS OF PARTNERS' EQUITY
                                        (Unaudited)

                    FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996:


                                  Limited           General
                                 Partners          Partners             Total
SERIES 8                       -----------       -----------        -----------
(Inception January 4, 1993)



Balance at
 March 31, 1996                 6,306,146           (24,812)         6,281,334

Net Loss                         (224,178)           (2,264)          (226,442)
                              ------------        ----------       ------------
Balance at
 June 30, 1996                $ 6,081,968         $ (27,076)       $ 6,054,892
                              ============        ==========       ============


Balance at
 March 31, 1997                 5,277,849           (35,704)         5,192,145

Net Loss                         (280,849)           (2,837)          (283,686)
                              ------------        ----------       ------------
Balance at
 June 30, 1997                $ 4,947,000         $ (38,541)       $ 4,908,459
                              ============        ==========       ============


                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                              STATEMENTS OF PARTNERS' EQUITY
                                        (Unaudited)

                    FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996:


                                   Limited          General
                                  Partners         Partners             Total
SERIES 9                       -----------       -----------        -----------
(Inception September 30, 1993)


Balance at
 March 31, 1996                 4,729,151            (7,622)         4,721,529

Net Loss                         (125,444)           (1,267)          (126,711)
                              ------------        ----------       ------------
Balance at
 June 30, 1996                $ 4,603,707         $  (8,889)       $ 4,594,818
                              ============        ==========       ============



Balance at
 March 31, 1997                 4,177,521           (13,194)         4,164,327

Net Loss                         (105,831)           (1,069)          (106,900)
                              ------------        ----------       ------------
Balance at
 June 30, 1997                $ 4,071,690         $ (14,263)       $ 4,057,427
                              ============        ==========       ============


                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                              STATEMENTS OF PARTNERS' EQUITY
                                        (Unaudited)

                    FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996:


                                   Limited          General
                                  Partners         Partners             Total
SERIES 10                      -----------       -----------        -----------
(Inception January 21, 1994)

Balance at
 March 31, 1996                 4,151,503            (2,692)         4,148,811

Net Loss                          (52,849)             (534)           (53,383)
                              ------------        ----------       ------------
Balance at
 June 30, 1996                $ 4,098,654         $  (3,226)       $ 4,095,428
                              ============        ==========       ============


Balance at
 March 31, 1997                 3,938,729            (4,841)         3,933,888

Net Loss                          (42,224)             (427)           (42,651)
                              ------------        ----------       ------------
Balance at
 June 30, 1997                $ 3,896,505         $  (5,268)       $ 3,891,237
                              ============        ==========       ============



                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                              STATEMENTS OF PARTNERS' EQUITY
                                        (Unaudited)

                    FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996:


                                   Limited          General
                                  Partners         Partners             Total
SERIES 11                      -----------       -----------        -----------
(Inception April 29, 1994)



Balance at
 March 31, 1996                 4,646,546               479          4,647,025

Net Loss                           18,542               187             18,729
                              ------------        ----------       ------------
Balance at
 June 30, 1996                $ 4,665,088         $     666        $ 4,665,754
                              ============        ==========       ============



Balance at
 March 31, 1997                 4,452,477            (1,481)         4,450,996

Net Loss                          (49,031)             (495)           (49,526)
                              ------------        ----------       ------------
Balance at
 June 30, 1997                $ 4,403,446         $  (1,976)       $ 4,401,470
                              ============        ==========       ============




                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                              STATEMENTS OF PARTNERS' EQUITY
                                        (Unaudited)

                    FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996:



                                   Limited          General
                                  Partners         Partners             Total
TOTAL SERIES 7-11              -----------       -----------        -----------


Balance at
 March 31, 1996                25,875,502           (65,815)        25,809,687

Net Loss                         (633,054)           (6,394)          (639,448)
                              ------------        ----------       ------------
Balance at
 June 30, 1996                $25,242,448         $ (72,209)       $25,170,239
                              ============        ==========       ============


Balance at
 March 31, 1997                22,822,083           (96,657)        22,725,426

Net Loss                         (736,996)           (7,444)          (744,440)
                              ------------        ----------       ------------
Balance at
 June 30, 1997                $22,085,087         $(104,101)       $21,980,986
                              ============        ==========       ============



                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)
                                 STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                    FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996:

                                                      1997               1996
SERIES 7                                           ---------         ---------
Cash Flows from Operating Activities:
   Net Loss                                     $  (261,677)       $  (251,641)
   Adjustments to Reconcile
    Net Loss to Net Cash
    Provided by (Used in)
    Operating Activities:
     Amortization                                     5,136              5,460
     Accreted Interest Income
     on Investments in
     Securities                                      (7,898)            (7,914)
     Equity in Losses of
      Project Partnerships                          242,513            230,910
      Changes in Operating Assets
      and Liabilities:
       Increase in Payable to
         General Partners                            19,025             13,863
                                                ------------          ---------
         Net Cash Provided by
         (Used in) Operating
         Activities                                  (2,901)            (9,322)
                                                ------------          ---------
Cash Flows from Investing Activities:
   Investments in Project
     Partnerships                                         0             (3,332)
   (Increase) Decrease in
     Receivable from
     Project Partnerships                                 0                  0
   Acquisition Fees and
     Expenses                                             0               (272)
   Distributions Received from
     Project Partnerships                            12,351              7,286
   (Increase) Decrease in Payable to:
     Project Partnerships -                               0                  0
                                                ------------          ---------
         Net Cash Provided by
         (Used in) Investing
         Activities                                  12,351              3,682
                                                ------------          ---------
Increase (Decrease) in Cash and
 Cash Equivalents                                     9,450             (5,640)
Cash and Cash Equivalents at
 Beginning of Year                                  267,980            259,782
                                                ------------          ---------
Cash and Cash Equivalents at
 End of Year                                    $   277,430         $  254,142
                                                ============          =========

                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)
                                 STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                    FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996:

                                                      1997               1996
SERIES 8                                           ---------         ---------
Cash Flows from Operating Activities:
   Net Loss                                     $  (283,686)       $  (226,442)
   Adjustments to Reconcile
    Net Loss to Net Cash
    Provided by (Used in)
    Operating Activities:
     Amortization                                     2,314              2,315
     Accreted Interest Income
     on Investments in
     Securities                                      (7,100)            (7,121)
     Equity in Losses of
      Project Partnerships                          265,543            206,775
      Changes in Operating Assets
      and Liabilities:
       Increase in Payable to
         General Partners                            21,088             15,447
                                                ------------       ------------
         Net Cash Provided by
         (Used in) Operating
         Activities                                  (1,841)            (9,026)
                                                ------------       ------------
Cash Flows from Investing Activities:
   Investments in Project
     Partnerships                                         0            (54,070)
   (Increase) Decrease in
     Receivable from
     Project Partnerships                                 0             76,027
   Acquisition Fees and
     Expenses                                             0                  0
   Distributions Received from
     Project Partnerships                             4,407             12,437
   (Increase) Decrease in Payable to:
     Project Partnerships                                 0                  0
                                                ------------       ------------
         Net Cash Provided by
         (Used in) Investing
         Activities                                   4,407             34,394
                                                ------------       ------------
Increase (Decrease) in Cash and
 Cash Equivalents                                     2,566             25,368
Cash and Cash Equivalents at
 Beginning of Year                                  396,038            295,021
                                                ------------       ------------
Cash and Cash Equivalents at
 End of Year                                    $   398,604        $   320,389
                                                ============       ============

                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)
                                 STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                    FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996:

                                                      1997               1996
SERIES 9                                           ---------         ---------
Cash Flows from Operating Activities:
   Net Loss                                     $  (106,900)       $  (126,711)
   Adjustments to Reconcile
    Net Loss to Net Cash
    Provided by (Used in)
    Operating Activities:
     Amortization                                     1,779              1,779
     Accreted Interest Income
     on Investments in
     Securities                                      (4,336)            (4,389)
     Equity in Losses of
      Project Partnerships                           95,998            114,657
      Changes in Operating Assets
      and Liabilities:
       Increase in Payable to
         General Partners                            11,603              8,461
                                                ------------       ------------
         Net Cash Provided by
         (Used in) Operating
         Activities                                  (1,856)            (6,203)
                                                ------------       ------------
Cash Flows from Investing Activities:
   Investments in Project
     Partnerships                                         0                  0
   (Increase) Decrease in
     Receivable from
     Project Partnerships                            (2,208)                 0
   Acquisition Fees and
     Expense                                              0                  0
   Distributions Received from
     Project Partnerships                             3,216              6,161
   (Increase) Decrease in Payable to:
     Project Partnerships                             1,003                  0

                                                ------------       ------------
         Net Cash Provided by
         (Used in) Investing
         Activities                                   2,011              6,161
                                                ------------       ------------
Increase (Decrease) in Cash and
 Cash Equivalents                                       155                (42)
Cash and Cash Equivalents at
 Beginning of Year                                  161,813            112,252
                                                ------------       ------------
Cash and Cash Equivalents at
 End of Year                                    $   161,968        $   112,210
                                                ============       ============
                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)
                                 STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                    FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996:

                                                      1997               1996
SERIES 10                                          ---------         ---------
Cash Flows from Operating Activities:
   Net Loss                                     $   (42,651)       $   (53,383)
   Adjustments to Reconcile
    Net Loss to Net Cash
    Provided by (Used in)
    Operating Activities:
     Amortization                                     1,460              1,460
     Accreted Interest Income
     on Investments in
     Securities                                      (3,885)            (3,894)
     Equity in Losses of
      Project Partnerships                           37,779             48,842
      Changes in Operating Assets
      and Liabilities:
       Increase in Payable to
         General Partners                             6,916              4,963
                                                ------------       ------------
         Net Cash Provided by
         (Used in) Operating
         Activities                                    (381)            (2,012)
                                                ------------       ------------
Cash Flows from Investing Activities:
   Investments in Project
     Partnerships                                         0                  0
   (Increase) Decrease in
     Receivable from
     Project Partnerships                            (1,003)            13,059
   Acquisition Fees and
     Expenses                                             0                  0
   Distributions Received from
     Project Partnerships                             2,383              2,383
   (Increase) Decrease in Payable to:
     Project Partnerships                             2,208                  0
                                                ------------       ------------
         Net Cash Provided by
         (Used in) Investing
         Activities                                   3,588             15,442
                                                ------------       ------------
Increase (Decrease) in Cash and
 Cash Equivalents                                     3,207             13,430
Cash and Cash Equivalents at
 Beginning of Year                                  199,743            162,576
                                                ------------       ------------
Cash and Cash Equivalents at
 End of Year                                    $   202,950        $   176,006
                                                ============       ============

                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)
                                 STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                    FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996:

                                                      1997               1996
SERIES 11                                          ---------         ---------

Cash Flows from Operating Activities:
   Net Loss                                     $   (49,526)       $    18,729
   Adjustments to Reconcile
    Net Loss to Net Cash
    Provided by (Used in)
    Operating Activities:
     Amortization                                     1,797              1,862
     Accreted Interest Income
     on Investments in
     Securities                                      (4,466)            (4,452)
     Equity in Losses of
      Project Partnerships                           46,367            (20,160)
      Changes in Operating Assets
      and Liabilities:
       Increase in Payable to
         General Partners                             5,209               (251)
                                                ------------       ------------
         Net Cash Provided by
         (Used in) Operating
         Activities                                    (619)            (4,272)
                                                ------------       ------------
Cash Flows from Investing Activities:
   Investments in Project
     Partnerships                                         0             (2,173)
   (Increase) Decrease in
     Receivable from
     Project Partnerships                                 0              8,250
   Acquisition Fees and
     Expenses                                             0               (178)
   Distributions Received from
     Project Partnerships                             3,682                  0
   (Increase) Decrease in Payable to:
     Project Partnerships                                 0           (150,000)
                                                ------------       ------------
         Net Cash Provided by
         (Used in) Investing
         Activities                                   3,682           (144,101)
                                                ------------       ------------
Increase (Decrease) in Cash and
 Cash Equivalents                                     3,063           (148,373)
Cash and Cash Equivalents at
 Beginning of Year                                  169,385            365,027
                                                ------------       ------------
Cash and Cash Equivalents at
 End of Year                                    $   172,448        $   216,654
                                                ============       ============
                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)
                                 STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                    FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996:

                                                      1997               1996
TOTAL SERIES 7-11                                  ---------         ---------
Cash Flows from Operating Activities:
   Net Loss                                     $  (744,440)       $  (639,448)
   Adjustments to Reconcile
    Net Loss to Net Cash
    Provided by (Used in)
    Operating Activities:
     Amortization                                    12,486             12,876
     Accreted Interest Income
     on Investments in
     Securities                                     (27,685)           (27,770)
     Equity in Losses of
      Project Partnerships                          688,200            581,024
      Changes in Operating Assets
      and Liabilities:
       Increase in Payable to
         General Partners                            63,841             42,483
                                                ------------       ------------
         Net Cash Provided by
         (Used in) Operating
         Activities                                  (7,598)           (30,835)
                                                ------------       ------------
Cash Flows from Investing Activities:
   Investments in Project
     Partnerships                                         0            (59,575)
   (Increase) Decrease in
     Receivable from
     Project Partnerships                            (3,211)            97,336
   Acquisition Fees and
     Expenses                                             0               (450)
   Distributions Received from
     Project Partnerships                            26,039             28,267
   (Increase) Decrease in Payable to:
     Project Partnerships                             3,211           (150,000)
                                                ------------       ------------
         Net Cash Provided by
         (Used in) Investing
         Activities                                  26,039            (84,422)
                                                ------------       ------------
Increase (Decrease) in Cash and
 Cash Equivalents                                    18,441           (115,257)
Cash and Cash Equivalents at
 Beginning of Year                                1,194,959          1,194,658
                                                ------------       ------------
Cash and Cash Equivalents at
 End of Year                                    $ 1,213,400        $ 1,079,401
                                                ============       ============

                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                               NOTES TO FINANCIAL STATEMENTS

                                       JUNE 30, 1997

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


Basis of Preparation

  The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-K for the year ended March 31, 1997. In the opinion of management these financial statements include adjustments, consisting only of normal recurring adjustments, necessary to fairly summarize the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.


NOTE 3 - INVESTMENT IN SECURITIES:

  The June 30, 1997 Balance Sheet includes Investment in
Securities consisting of U.S. Treasury Security Strips which represents their cost, plus accreted interest income of
$129,800 for Series 7, $107,223 for Series 8, $56,642 for
Series 9, $46,720 for Series 10 and $50,049 for Series 11.
                                                                  Gross
                                        Cost Plus              Unrealized
                     Estimated           Accreted               Gains and
                 Market Value            Interest                (Losses)

Series 7             $ 488,492          $ 474,675               $ 13,817
Series 8               451,985            448,111                  3,874
Series 9               293,015            301,735                 (8,720)
Series 10              242,685            239,479                  3,206
Series 11              264,308            251,819                 12,489

  As of June 30, 1997, the cost and accreted interest of debt securities by contractual maturities is as follows:

                                         Series 7                Series 8

Due within 1 year                       $  45,553               $  40,728
After 1 year through 5 years              180,458                 167,039
After 5 years through 10 years            209,610                 201,483
After 10 years                             39,054                  38,861
                                        ---------               ---------
  Total Amount Carried on
      Balance Sheet                     $ 474,675               $ 448,111
                                        =========               =========

                                         Series 9               Series 10

Due within 1 year                       $  27,212               $  21,294
After 1 year through 5 years              106,243                  81,783
After 5 years through 10 years            122,822                  87,881
After 10 years                             45,458                  48,521
                                        ---------               ---------
  Total Amount Carried on
       Balance Sheet                    $ 301,735               $ 239,479
                                        =========               =========

                                        Series 11                   Total

Due within 1 year                       $  20,239               $ 155,036
After 1 year through 5 years               81,574                 617,097
After 5 years through 10 years             97,477                 719,273
After 10 years                             52,529                 224,423
                                        ---------               ---------
  Total Amount Carried on
       Balance Sheet                    $ 251,819              $1,715,829
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

  For the three months ended June 30, 1997 and 1996 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

  Acquisition Expenses - Affiliates of the General Partners are reimbursed for acquisition expenses incurred on behalf of Gateway. These expenses are included in Investments in Project Partnerships on the Balance Sheet.

  Series 7                           $      0               $    272
  Series 8                                  0                      0
  Series 9                                  0                      0
  Series 10                                 0                      0
  Series 11                                 0                    176
                                     --------               --------
  Total                              $      0               $    450
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

  Series 7                           $ 19,500               $ 19,500
  Series 8                             21,500                 21,500
  Series 9                             12,000                 12,000
  Series 10                             7,500                  7,500
  Series 11                             6,000                  6,000
                                     --------               --------
  Total                              $ 66,500               $ 66,500
                                     ========               ========

  General and Administrative Expenses -  The Managing General
Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statement of Operations.

  Series 7                          $   3,318              $   2,950
  Series 8                              3,659                  3,253
  Series 9                              2,042                  1,816
  Series 10                             1,276                  1,134
  Series 11                             1,021                    905
                                     --------               --------
  Total                              $ 11,316               $ 10,058
                                     ========               ========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of June 30, 1997, the Partnership had acquired an interest in 39 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes. The
Partnership, as the Investor Limited Partner pursuant to the Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.

   The following is a summary of Investments in Project Partnerships as of:

                                                         JUNE 30,     MARCH 31,
                                                           1997         1997
SERIES 7                                               ----------    ----------

Capital Contributions to Project
Partnerships (purchase price paid
for limited partner interests in
Project Partnerships)                                $ 7,732,089   $ 7,732,089

Accumulated amortization of excess
of purchase price of Project
Partnerships over book value
of underlying assets (1)                                   1,700         1,172

Cumulative equity in losses of
Project Partnerships (2)                              (4,115,448)   (3,872,935)

Cumulative distributions received
from Project Partnerships                                (79,558)      (67,207)

Acquisition fees and expenses                            793,335       793,335

Accumulated amortization of
acquisition fees and expenses                           (108,572)     (102,908)
                                                     ------------  ------------
Investments in
 Project Partnerships                                $ 4,223,546   $ 4,483,546
                                                     ============  ============
(1) Includes amounts representing accumulated accretion or (amortization) of the difference between the book value of the underlying assets of the Project Partnerships over or under the purchase price. At June 30, 1997 and March 31, 1997 these excess costs were $18,470.
(2) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $51,309 for the period ended
June 30, 1997 and cumulative suspended losses of $40,687 for the year ended March 31, 1997 are not included.

   As of June 30, 1997, the Partnership had acquired an interest in 43 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes. The
Partnership, as the Investor Limited Partner pursuant to the Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.

   The following is a summary of Investments in Project Partnerships as of:
                                                         JUNE 30,     MARCH 31,
                                                           1997         1997
SERIES 8                                               ----------    ----------

Capital Contributions to Project
Partnerships (purchase price paid
for limited partner interests in
Project Partnerships)                                $ 7,586,105   $ 7,586,105

Accumulated amortization of excess
of purchase price of Project
Partnerships over book value
of underlying assets (1)                                   2,495         2,317

Cumulative equity in losses of
Project Partnerships (2)                              (3,674,177)   (3,408,634)

Cumulative distributions received
from Project Partnerships                                (61,393)      (56,986)

Acquisition fees and expenses                            549,773       549,773

Accumulated amortization of
acquisition fees and expenses                            (60,945)      (58,453)
                                                     ------------  ------------
Investments in
 Project Partnerships                                $ 4,341,858   $ 4,614,122
                                                     ============  ============

(1) Includes amounts representing accumulated accretion or (amortization) of the difference between the book value of the underlying assets of the Project Partnerships over or under the purchase price. At June 30, 1997 and March 31, 1997 these excess costs were $24,830.
(2) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $27,832 for the period ended June 30, 1997 and cumulative suspended losses of $24,072 for the year ended March 31, 1997 are not included.

   As of June 30, 1997, the Partnership had acquired an interest in 24 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes. The
Partnership, as the Investor Limited Partner pursuant to the Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.

   The following is a summary of Investments in Project Partnerships as of:
                                                         JUNE 30,     MARCH 31,
                                                           1997         1997
SERIES 9                                               ----------    ----------

Capital Contributions to Project
Partnerships (purchase price paid
for limited partner interests in
Project Partnerships)                                $ 4,914,116   $ 4,914,116

Accumulated amortization of excess
of purchase price of Project
Partnerships over book value
of underlying assets (1)                                     691           727

Cumulative equity in losses of
Project Partnerships                                  (1,348,228)   (1,252,230)

Cumulative distributions received
from Project Partnerships                                (38,559)      (35,343)

Acquisition fees and expenses                            244,087       244,087

Accumulated amortization of
acquisition fees and expenses                            (24,733)      (22,990)
                                                     ------------  ------------
Investments in
 Project Partnerships                                $ 3,747,374   $ 3,848,367
                                                     ============  ============

(1) Includes amounts representing accumulated accretion or (amortization) of the difference between the book value of the underlying assets of the Project Partnerships over or under the purchase price. At June 30, 1997 and March 31, 1997 these excess costs were ($5,076).

   As of June 30, 1997, the Partnership had acquired an interest in 15 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes. The
Partnership, as the Investor Limited Partner pursuant to the Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.

   The following is a summary of Investments in Project Partnerships as of:
                                                         JUNE 30,     MARCH 31,
                                                           1997         1997
SERIES 10                                              ----------    ----------

Capital Contributions to Project
Partnerships (purchase price paid
for limited partner interests in
Project Partnerships)                                $ 3,914,672   $ 3,914,672

Accumulated amortization of excess
of purchase price of Project
Partnerships over book value
of underlying assets (1)                                    (551)         (497)

Cumulative equity in losses of
Project Partnerships                                    (517,898)     (480,119)

Cumulative distributions received
from Project Partnerships                                (43,889)      (41,506)

Acquisition fees and expenses                            196,738       196,738

Accumulated amortization of
acquisition fees and expenses                            (19,176)      (17,770)
                                                     ------------  ------------
Investments in
 Project Partnerships                                $ 3,529,896   $ 3,571,518
                                                     ============  ============

(1) Includes amounts representing accumulated accretion or (amortization) of the difference between the book value of the underlying assets of the Project Partnerships over or under the purchase price. At June 30, 1997 and March 31, 1997 these excess costs were ($7,486).

   As of June 30, 1997, the Partnership had acquired an interest in 12 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes. The
Partnership, as the Investor Limited Partner pursuant to the Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.

   The following is a summary of Investments in Project Partnerships as of:
                                                         JUNE 30,     MARCH 31,
                                                           1997         1997
SERIES 11                                              ----------    ----------

Capital Contributions to Project
Partnerships (purchase price paid
for limited partner interests in
Project Partnerships)                                $ 4,128,042   $ 4,128,042

Accumulated amortization of excess
of purchase price of Project
Partnerships over book value
of underlying assets (1)                                   2,141         1,864

Cumulative equity in losses of
Project Partnerships                                    (373,046)     (326,679)

Cumulative distributions received
from Project Partnerships                                 (8,777)       (5,095)

Acquisition fees and expenses                            290,335       290,335

Accumulated amortization of
acquisition fees and expenses                            (20,240)      (18,166)
                                                     ------------  ------------
Investments in
 Project Partnerships                                $ 4,018,455   $ 4,070,301
                                                     ============  ============

(1) Includes amounts representing accumulated accretion or (amortization) of the difference between the book value of the underlying assets of the Project Partnerships over or under the purchase price. At June 30, 1997 and March 31, 1997 these excess costs were $38,728.

   The following is a summary of Investments in Project
Partnerships:

                                                         JUNE 30,     MARCH 31,
                                                           1997         1997
TOTAL SERIES 7 - 11                                    ----------    ----------

Capital Contributions to Project
Partnerships (purchase price paid
for limited partner interests in
Project Partnerships)                               $ 28,275,024  $ 28,275,024

Accumulated amortization of excess
of purchase price of Project
Partnerships over book value
of underlying assets                                       6,476         5,583

Cumulative equity in losses of
Project Partnerships                                 (10,028,797)   (9,340,597)

Cumulative distributions received
from Project Partnerships                               (232,176)     (206,137)

Acquisition fees and expenses                          2,074,268     2,074,268

Accumulated amortization of
acquisition fees and expenses                           (233,666)     (220,287)
                                                    ------------- -------------
Investments in
 Project Partnerships                               $ 19,861,129  $ 20,587,854
                                                    ============= =============

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31 of each year:

                                                      1997             1996
SERIES 7                                          ----------     --------------
SUMMARIZED BALANCE SHEETS
Assets:
   Current assets                              $  2,382,026       $  2,324,412
   Investment properties, net                    39,061,797         40,536,523
   Other assets                                      97,380            117,448
                                               -------------      -------------
     Total assets                              $ 41,541,203       $ 42,978,383
                                               =============      =============
Liabilities and Partners' Equity
   Current liabilities                         $  1,115,422       $  1,216,485
   Long-term debt                                36,950,678         37,220,359
                                               -------------      -------------
     Total liabilities                           38,066,100         38,436,844

Partners' Equity
   Limited Partner                                3,461,558          4,485,903
   General Partners                                  13,545             55,636
                                               -------------       ------------
                                                  3,475,103          4,541,539
     Total liabilities and
     partners' equity                          $ 41,541,203       $ 42,978,383
                                               =============      =============
SUMMARIZED STATEMENTS OF OPERATIONS:
Rental and other income                        $  1,073,643       $  1,052,555
Expenses:
   Operating expenses                               619,352            557,569
   Interest expense                                 307,713            322,836
   Depreciation and amortization                    402,267            405,392
                                               -------------      -------------
     Total expenses                               1,329,332          1,285,797

       Net loss                                $   (255,689)      $   (233,242)
                                               =============      =============
   Other partners' share
    of net loss                                $     (2,557)      $     (2,332)
   Partnership's share
    of net loss                                $   (253,132)      $   (230,910)
     Suspended loss                                  10,619                  0
                                               -------------      -------------
   Equity in Loss of
      Project Partnerships                     $   (242,513)      $   (230,910)
                                               =============      =============

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31 of each year:

                                                      1997             1996
SERIES 8                                          ----------     --------------
SUMMARIZED BALANCE SHEETS
Assets:
   Current assets                              $  1,988,966       $  1,777,410
   Investment properties,
      net                                        41,981,767         43,584,462
   Other assets                                      65,566             95,264
                                               -------------      -------------
     Total assets                              $ 44,036,299       $ 45,457,136
                                               =============      =============
Liabilities and Partners' Equity
   Current liabilities                         $  1,246,574       $  1,419,615
   Long-term debt                                38,998,505         39,109,114
                                               -------------      -------------
     Total liabilities                           40,245,079         40,528,729

Partners' Equity
   Limited Partner                                3,843,554          4,960,886
   General Partners                                 (52,334)           (32,479)
                                               -------------       ------------
                                                  3,791,220          4,928,407
     Total liabilities and
     partners' equity                          $ 44,036,299       $ 45,457,136
                                               =============      =============
SUMMARIZED STATEMENTS OF OPERATIONS:
Rental and other income                        $  1,063,045       $    948,232
Expenses:
   Operating expenses                               682,122            551,691
   Interest expense                                 267,830            217,371
   Depreciation and
     amortization                                   385,116            388,034
                                               -------------      -------------
     Total expenses                               1,335,068          1,157,096

       Net loss                                $   (272,023)      $   (208,864)
                                               =============      =============
   Other partners' share
    of net loss                                $     (2,720)      $     (2,089)
   Partnership's share
    of net loss                                $   (269,303)      $   (206,775)
     Suspended loss                                   3,760                  0
                                               -------------      -------------
   Equity in Loss of
      Project Partnerships                     $   (265,543)      $   (206,775)
                                               =============      =============

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31 of each year:

                                                      1997             1996
SERIES 9                                          ----------     --------------
SUMMARIZED BALANCE SHEETS
Assets:
   Current assets                              $  1,333,321       $  1,053,666
   Investment properties,
      net                                        23,295,181         24,180,155
   Other assets                                     188,752             13,179
                                               -------------      -------------
     Total assets                              $ 24,817,254       $ 25,247,000
                                               =============      =============
Liabilities and Partners' Equity
   Current liabilities                         $    677,625       $    485,281
   Long-term debt                                20,645,207         20,708,124
                                               -------------      -------------
     Total liabilities                           21,322,832         21,193,405

Partners' Equity
   Limited Partner                                3,521,357          4,042,577
   General Partners                                 (26,935)            11,018
                                               -------------       ------------
                                                  3,494,422          4,053,595
     Total liabilities and
     partners' equity                          $ 24,817,254       $ 25,247,000
                                               =============      =============
SUMMARIZED STATEMENTS OF OPERATIONS:
Rental and other income                        $    547,292       $    530,314
Expenses:
   Operating expenses                               281,862            275,178
   Interest expense                                 146,617            150,916
   Depreciation and
     amortization                                   215,781            220,035
                                               -------------      -------------
     Total expenses                                 644,260            646,129

       Net loss                                $    (96,968)      $   (115,815)
                                               =============      =============
   Other partners' share
    of net loss                                $       (970)      $     (1,158)
   Partnership's share
    of net loss                                $    (95,998)      $   (114,657)
     Suspended loss                                       0                  0
                                               -------------      -------------
   Equity in Loss of
      Project Partnerships                     $    (95,998)      $   (114,657)
                                               =============      =============

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31 of each year:

                                                      1997             1996
SERIES 10                                         ----------     --------------
SUMMARIZED BALANCE SHEETS
Assets:
   Current assets                              $  1,028,221       $  1,022,681
   Investment properties,
      net                                        16,079,503         16,563,334
   Other assets                                      20,402             26,677
                                               -------------      -------------
     Total assets                              $ 17,128,126       $ 17,612,692
                                               =============      =============
Liabilities and Partners' Equity
   Current liabilities                         $    240,248       $    407,719
   Long-term debt                                13,535,883         13,605,647
                                               -------------      -------------
     Total liabilities                           13,776,131         14,013,366

Partners' Equity
   Limited Partner                                3,364,035          3,559,231
   General Partners                                 (12,040)            40,095
                                               -------------       ------------
                                                  3,351,995          3,599,326
     Total liabilities and
     partners' equity                          $ 17,128,126       $ 17,612,692
                                               =============      =============
SUMMARIZED STATEMENTS OF OPERATIONS:
Rental and other income                        $    345,176       $    348,206
Expenses:
   Operating expenses                               199,620            201,959
   Interest expense                                  60,860             69,485
   Depreciation and
     amortization                                   122,857            126,097
                                               -------------      -------------
     Total expenses                                 383,337            397,541

       Net loss                                $    (38,161)      $    (49,335)
                                               =============      =============
   Other partners' share
    of net loss                                $       (382)      $       (493)
   Partnership's share
    of net loss                                $    (37,779)      $    (48,842)
     Suspended loss                                       0                  0
                                               -------------      -------------
   Equity in Loss of
      Project Partnerships                     $    (37,779)      $    (48,842)
                                               =============      =============

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31 of each year:

                                                      1997             1996
SERIES 11                                         ----------     --------------
SUMMARIZED BALANCE SHEETS
Assets:
   Current assets                              $    630,783       $  1,844,884
   Investment properties,
      net                                        14,350,170         14,647,464
   Other assets                                      28,421            133,439
                                               -------------      -------------
     Total assets                              $ 15,009,374       $ 16,625,787
                                               =============      =============
Liabilities and Partners' Equity
   Current liabilities                         $    194,137       $  1,312,762
   Long-term debt                                10,918,640         11,071,935
                                               -------------      -------------
     Total liabilities                           11,112,777         12,384,697

Partners' Equity
   Limited Partner                                3,759,019          3,902,588
   General Partners                                 137,578            338,502
                                               -------------       ------------
                                                  3,896,597          4,241,090
     Total liabilities and
     partners' equity                          $ 15,009,374       $ 16,625,787
                                               =============      =============
SUMMARIZED STATEMENTS OF OPERATIONS:
Rental and other income                        $    376,957       $    332,519
Expenses:
   Operating expenses                               179,721            167,232
   Interest expense                                 109,833             88,675
   Depreciation and
     amortization                                   134,238             56,248
                                               -------------      -------------
     Total expenses                                 423,792            312,155

       Net loss                                $    (46,835)      $     20,364
                                               =============      =============
   Other partners' share
    of net loss                                $       (468)      $        204
   Partnership's share
    of net loss                                $    (46,367)      $     20,160
     Suspended loss                                       0                  0
                                               -------------      -------------
   Equity in Loss of
      Project Partnerships                     $    (46,367)      $     20,160
                                               =============      =============

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31 of each year:

                                                     1997              1996
TOTAL SERIES 7-11                                 ----------     --------------
SUMMARIZED BALANCE SHEETS
Assets:
   Current assets                              $  7,363,317       $  8,023,053
   Investment properties,
      net                                       134,768,418        139,511,938
   Other assets                                     400,521            386,007
                                               -------------      -------------
     Total assets                              $142,532,256       $147,920,998
                                               =============      =============
Liabilities and Partners' Equity
   Current liabilities                         $  3,474,006       $  4,841,862
   Long-term debt                               121,048,913        121,715,179
                                               -------------      -------------
     Total liabilities                          124,522,919        126,557,041

Partners' Equity
   Limited Partner                               17,949,523         20,951,185
   General Partners                                  59,814            412,772
                                               -------------       ------------
                                                 18,009,337         21,363,957
     Total liabilities and
     partners' equity                          $142,532,256       $147,920,998
                                               =============      =============
SUMMARIZED STATEMENTS OF OPERATIONS:
Rental and other income                        $  3,406,113       $  3,211,826
Expenses:
   Operating expenses                             1,962,677          1,753,629
   Interest expense                                 892,853            849,283
   Depreciation and
     amortization                                 1,260,259          1,195,806
                                               -------------      -------------
     Total expenses                               4,115,789          3,798,718

       Net loss                                $   (709,676)      $   (586,892)
                                               =============      =============
   Other partners' share
    of net loss                                $     (7,097)      $     (5,868)
   Partnership's share
    of net loss                                $   (702,579)      $   (581,024)
     Suspended loss                                  14,379                  0
                                               -------------      -------------
   Equity in Loss of
      Project Partnerships                     $   (688,200)      $   (581,024)
                                               =============      =============

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations, Liquidity and Capital Resources

The proceeds from Limited Partner investors' capital contributions available for investment are used to acquire interests in Project
Partnerships.

  As disclosed on the statement of operations for each Series, except as described below, interest income is comparable for the three months ended June 30 1997 and June 30, 1996. The General and Administrative expenses - General Partner and General and Administrative expenses - Other for the three months ended June 30, 1997 are comparable to June 30, 1996. There were no unusual variations in the operating results between these two periods.

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

  Series 7 - Gateway closed this series on October 16, 1992 after receiving $10,395,000 from 635 Limited Partner investors. Equity in Losses of Project Partnerships were comparable for the three months ended June 30, 1997 and June 30, 1996. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

  At June 30, 1997, the Series had $277,430 of short-term investments (Cash and Cash Equivalents). It also had $474,675 in Zero Coupon Treasuries with annual maturities providing $50,000 in fiscal year 1999 increasing to $80,000 in fiscal year 2008. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $261,677 for the three months ended June 30, 1997. However, after adjusting for Equity in Losses of Project Partnerships of $242,513 and the changes in operating assets and liabilities, net cash used in operating activities was $2,901. Cash provided by investing activities totaled $12,351, consisting of cash distributions from the Project Partnerships.

  Series 8 - Gateway closed this Series on June 28, 1993 after receiving $9,980,000 from 664 Limited Partner investors. Equity in Losses of Project Partnerships were comparable for the three months ended June 30, 1997 and June 30, 1996. At June 30, 1997, the Series had $398,604 of short-term investments (Cash and Cash Equivalents). It also had $448,111 in Zero Coupon Treasuries with annual maturities providing $45,000 in fiscal year 1999 increasing to $82,000 in fiscal year 2008. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $283,686 for the three months ended June 30, 1997.
However, after adjusting for Equity in Losses of Project Partnerships of $265,543 and the changes in operating assets and liabilities, net cash used in operating activities was $1,841. Cash provided by investing activities totaled $4,407, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

  Series 9 - Gateway closed this Series on September 30, 1993 after receiving $6,254,000 from 406 Limited Partner investors. Equity in Losses of Project Partnerships were comparable for the three months ended June 30, 1997 and June 30, 1996. At June 30, 1997, the Series had $161,968 of short-term investments (Cash and Cash Equivalents). It also had $301,735 in Zero Coupon Treasuries with annual maturities providing $29,000 in fiscal year 1999 increasing to $47,000 in fiscal year 2009. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $106,900 for the three months ended June 30, 1997.
However, after adjusting for Equity in Losses of Project Partnerships of $95,998 and the changes in operating assets and liabilities, net cash used in operating activities was $1,856. Cash provided by investing activities totaled $2,011, consisting primarily of $3,216 of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

  Series 10 - Gateway closed this Series on January 21, 1994 after receiving $5,043,000 from 325 Limited Partner investors. Equity in Losses of Project Partnerships were comparable for the three months ended June 30, 1997 and June 30, 1996. At June 30, 1997, the Series had $202,950 of short-term investments (Cash and Cash Equivalents). It also had $239,479 in Zero Coupon Treasuries with annual maturities providing $24,000 in fiscal year 1999 increasing to $40,000 in fiscal year 2010. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $42,651 for the three months ended June 30, 1997. However, after adjusting for Equity in Losses of Project Partnerships of $37,779 and the changes in operating assets and liabilities, net cash used in operating activities was $381. Cash provided by investing activities totaled $3,588, consisting primarily of $2,383 of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

  Series 11 - Gateway closed this Series on April 29, 1994 after receiving $5,127,000 from 330 Limited investors. Equity in losses of Project Partnerships increased from income of $20,160 for the three months ended June 30, 1996 to losses of $46,367 for the three months ended June 30, 1997 due to the number of properties moving from the construction and rent-up phases to fully operational. At June 30, 1997, the Series had $172,448 of short-term investments (Cash and Cash Equivalents). It also had $251,819 in Zero Coupon Treasuries with annual maturities providing $23,000 in fiscal year 1999 increasing to $44,000 in fiscal year 2010. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $49,526 for the three months ended June 30, 1997. However, after adjusting for Equity in Losses of Project Partnerships of $46,367 and the changes in operating assets and liabilities, net cash used in operating activities was $619. Cash provided by investing activities totaled $3,682, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

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


                             GATEWAY TAX CREDIT FUND III LTD.
                             (A Florida Limited Partnership)
                             By:  Raymond James Tax Credit Funds,Inc.





Date:  August 29, 1997                    By:/s/ Ronald M. Diner
                                          Ronald M. Diner
                                          President



Date:  August 29, 1997                    By:/s/ Sandra L. Furey
                                          Sandra L. Furey
                                          Secretary and Treasurer