Form 10-Q
period 1997-09-30
GATEWAY TAX CREDIT FUND III LTD
filed 1997-11-03
CIK 881716

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, DC  20549

                                         FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended             September 30, 1997

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

                                YES     X                   NO

                                                         Number of Units
      Title of Each Class                                 September 30, 1997
Units of Limited Partnership
Interest:  $1,000 per unit                   33,799

                            DOCUMENTS INCORPORATED BY REFERENCE

                      Parts I and II, 1995 Form 10-K, filed with the
                    Securities and Exchange Commission on June 25, 1997
                    Parts III and IV - Form S-11 Registration Statement
                        and all amendments and supplements thereto
                                     File No. 33-44238

PART I - Financial Information
  Item 1.  Financial Statements
                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                                      BALANCE SHEETS

                                              SEPTEMBER 30,        MARCH 31,
                                                     1997            1997
                                                 -----------     -----------
SERIES 7                                         (Unaudited)     (Unaudited)
ASSETS
Current Assets:
   Cash and Cash Equivalents                     $  227,010      $  267,980
   Investments in Securities                         46,187          44,933
   Receivable from Project Partnerships                   0               0
                                                 -----------     -----------
     Total Current Assets                           273,197         312,913

   Investments in Securities                        436,610         421,843
   Investments in Project
          Partnerships, Net                       4,018,428       4,483,546
                                                 -----------     -----------
       Total Assets                              $4,728,235      $5,218,302
                                                 ===========     ===========

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Payable to General Partners                   $   49,675      $   54,499
   Payable to Project Partnerships                        0               0
                                                 -----------     -----------
                                                     49,675          54,499

Long-Term Liabilities:
   Payable to General Partners                      180,102         179,733

Partners' Equity:
Limited Partners (10,395 units for
   Series 7, 9,980 for Series 8, 6,254
   for Series 9, 5,043 for Series 10
   and 5,127 for Series 11 at September 30,
   1997 and March 31, 1997)                       4,544,751       5,025,507
General Partners                                    (46,293)        (41,437)
                                                 -----------     -----------
     Total Partners' Equity                       4,498,458       4,984,070
                                                 -----------     -----------
       Total Liabilities and
          Partners' Equity                       $4,728,235      $5,218,302
                                                 ===========     ===========
                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                                      BALANCE SHEETS
                                              SEPTEMBER 30,       MARCH 31,
                                                     1997            1997
                                                 -----------      ----------
SERIES 8                                         (Unaudited)       (Audited)
ASSETS
Current Assets:
   Cash and Cash Equivalents                     $  355,423      $  396,038
   Investments in Securities                         41,279          40,189
   Receivable from Project Partnerships                   0             453
                                                 -----------     -----------
     Total Current Assets                           396,702         436,680

   Investments in Securities                        414,126         400,823
   Investments in Project
          Partnerships, Net                       4,005,200       4,614,122
                                                 -----------     -----------
       Total Assets                              $4,816,028      $5,451,625
                                                 ===========     ===========

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Payable to General Partners                   $   40,011      $   42,185
   Payable to Project Partnerships                        0               0
                                                 -----------     -----------
                                                     40,011          42,185
Long-Term Liabilities:
   Payable to General Partners                      222,837         217,295

Partners' Equity:
Limited Partners (10,395 units for
   Series 7, 9,980 for Series 8, 6,254
   for Series 9, 5,043 for Series 10
   and 5,127 for Series 11 at September 30,
   1997 and March 31, 1997)                       4,595,274       5,227,849
General Partners                                    (42,094)        (35,704)
                                                 -----------     -----------
     Total Partners' Equity                       4,553,180       5,192,145
                                                 -----------     -----------
       Total Liabilities and
          Partners' Equity                       $4,816,028      $5,451,625
                                                 ===========     ===========
                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                                      BALANCE SHEETS
                                               SEPTEMBER 30,       MARCH 31,
                                                      1997           1997
                                                 -----------      ----------
SERIES 9                                         (Unaudited)       (Audited)
ASSETS
Current Assets:
   Cash and Cash Equivalents                     $  141,782      $  161,813
   Investments in Securities                         27,552          26,879
   Receivable from Project Partnerships                   0               0
                                                 -----------     -----------
     Total Current Assets                           169,334         188,692

   Investments in Securities                        278,631         270,520
   Investments in Project
          Partnerships, Net                       3,623,261       3,848,367
                                                 -----------     -----------
       Total Assets                              $4,071,226      $4,307,579
                                                 ===========     ===========

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Payable to General Partners                   $   22,389      $   24,250
   Payable to Project Partnerships                        0               0
                                                 -----------     -----------
                                                     22,389          24,250

Long-Term Liabilities:
   Payable to General Partners                      126,772         119,002

Partners' Equity:
Limited Partners (10,395 units for
   Series 7, 9,980 for Series 8, 6,254
   for Series 9, 5,043 for Series 10
   and 5,127 for Series 11 at September 30,
   1997 and March 31, 1997)                       3,937,682       4,177,521
General Partners                                    (15,617)        (13,194)
                                                 -----------     -----------
     Total Partners' Equity                       3,922,065       4,164,327
                                                 -----------     -----------
       Total Liabilities and
          Partners' Equity                       $4,071,226      $4,307,579
                                                 ===========     ===========
                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                                      BALANCE SHEETS
                                               SEPTEMBER 30,       MARCH 31,
                                                      1997           1997
                                                 -----------      ----------
SERIES 10                                        (Unaudited)       (Audited)
ASSETS
Current Assets:
   Cash and Cash Equivalents                     $  165,825      $  199,743
   Investments in Securities                         21,601          20,995
   Receivable from Project Partnerships                   0               0
                                                 -----------      ----------
     Total Current Assets                           187,426         220,738

   Investments in Securities                        221,871         214,600
   Investments in Project
          Partnerships, Net                       3,454,347       3,571,518
                                                 -----------     -----------
       Total Assets                              $3,863,644      $4,006,856
                                                 ===========     ===========

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Payable to General Partners                   $   26,607      $   28,072
   Payable to Project Partnerships                        0           7,712
                                                 -----------     -----------
                                                     26,607          35,784

Long-Term Liabilities:
   Payable to General Partners                       27,025          37,184

Partners' Equity:
Limited Partners (10,395 units for
   Series 7, 9,980 for Series 8, 6,254
   for Series 9, 5,043 for Series 10
   and 5,127 for Series 11 at September 30,
   1997 and March 31, 1997)                       3,816,092       3,938,729
General Partners                                     (6,080)         (4,841)
                                                 -----------     -----------
     Total Partners' Equity                       3,810,012       3,933,888
                                                 -----------     -----------
       Total Liabilities and
          Partners' Equity                       $3,863,644      $4,006,856
                                                 ===========     ===========
                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                                      BALANCE SHEETS
                                               SEPTEMBER 30,       MARCH 31,
                                                      1997           1997
                                                 -----------      ----------
SERIES 11                                        (Unaudited)       (Audited)
ASSETS
Current Assets:
   Cash and Cash Equivalents                     $  152,352      $  169,385
   Investments in Securities                         20,572          19,915
   Receivable from Project Partnerships                   0               0
                                                 -----------     -----------
     Total Current Assets                           172,924         189,300

   Investments in Securities                        235,844         227,438
   Investments in Project
          Partnerships, Net                       3,924,355       4,070,301
                                                 -----------     -----------
       Total Assets                              $4,333,123      $4,487,039
                                                 ===========     ===========


LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Payable to General Partners                   $   26,397      $   27,882
   Payable to Project Partnerships                        0               0
                                                 -----------     -----------
                                                     26,397          27,882

Long-Term Liabilities:
   Payable to General Partners                        3,034           8,161

Partners' Equity:
Limited Partners (10,395 units for
   Series 7, 9,980 for Series 8, 6,254
   for Series 9, 5,043 for Series 10
   and 5,127 for Series 11 at September 30,
   1997 and March 31, 1997)                       4,306,646       4,452,477
General Partners                                     (2,954)         (1,481)
                                                 -----------     -----------
     Total Partners' Equity                       4,303,692       4,450,996
                                                 -----------     -----------
       Total Liabilities and
          Partners' Equity                       $4,333,123      $4,487,039
                                                 ===========     ===========
                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                                      BALANCE SHEETS
                                               SEPTEMBER 30,       MARCH 31,
                                                      1997           1997
                                                 -----------      ----------
TOTAL SERIES 7 - 11                              (Unaudited)       (Audited)
ASSETS
Current Assets:
   Cash and Cash Equivalents                    $ 1,042,392     $ 1,194,959
   Investments in Securities                        157,191         152,911
   Receivable from Project Partnerships                   0             453
                                                ------------    ------------
     Total Current Assets                         1,199,583       1,348,323

   Investments in Securities                      1,587,082       1,535,224
   Investments in Project
          Partnerships, Net                      19,025,591      20,587,854
                                                ------------    ------------
       Total Assets                             $21,812,256     $23,471,401
                                                ============    ============

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Payable to General Partners                  $   165,079     $   176,888
   Payable to Project Partnerships                        0           7,712
                                                ------------    ------------
                                                    165,079         184,600

Long-Term Liabilities:
   Payable to General Partners                      559,770         561,375

Partners' Equity:
Limited Partners (10,395 units for
   Series 7, 9,980 for Series 8, 6,254
   for Series 9, 5,043 for Series 10
   and 5,127 for Series 11 at September 30,
   1997 and March 31, 1997)                      21,200,445      22,822,083
General Partners                                   (113,038)        (96,657)
                                                ------------    ------------
     Total Partners' Equity                      21,087,407      22,725,426
                                                ------------    ------------
       Total Liabilities and
          Partners' Equity                      $21,812,256     $23,471,401
                                                ============    ============
                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                                 STATEMENTS OF OPERATIONS
                                        (Unaudited)

                         FOR THE THREE MONTHS ENDED SEPTEMBER 30,


                                                      1997              1996
SERIES 7                                           ---------       -----------
Revenue:
   Interest Income                              $    11,482        $    11,059
                                                ------------       -----------
Expenses:
   Asset Management Fee-
     General Partner                                 20,148             19,500
   General and Administrative-
     General Partner                                  4,154              2,970
   General and Administrative-
     Other                                           11,926              8,614
   Amortization                                       5,743              5,486
                                                ------------       -----------
     Total Expenses                                  41,971             36,570
                                                ------------       -----------
Loss Before Equity in Losses of
 Project Partnerships                               (30,489)           (25,511)
Equity in Losses of Project
 Partnerships                                      (193,446)          (197,028)
                                                ------------       ------------
Net Loss                                        $  (223,935)       $  (222,539)
                                                ============       ============
Allocation of Net Loss:
   Limited Partners                             $  (221,696)       $  (220,314)
   General Partners                                  (2,239)            (2,225)
                                                ------------       ------------
                                                $  (223,935)       $  (222,539)
                                                ============       ============
Net Loss Per Number of
 Limited Partnership Units                      $    (21.33)       $    (21.19)
                                                ============       ============
Number of Limited Partnership
 Units Outstanding                                   10,395             10,395
                                                ============       ============

                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                                 STATEMENTS OF OPERATIONS
                                        (Unaudited)

                         FOR THE THREE MONTHS ENDED SEPTEMBER 30,


                                                     1997               1996
SERIES 8                                          ----------       -----------
Revenues:
   Interest Income                              $    11,697        $    14,448
                                                ------------       -----------
Expenses:
   Asset Management Fee-
     General Partner                                 22,214             21,500
   General and Administrative-
     General Partner                                  4,581              3,275
   General and Administrative-
     Other                                           12,357              9,464
   Amortization                                       3,675              3,745
                                                ------------       -----------
     Total Expenses                                  42,827             37,984
                                                ------------       ------------
Loss Before Equity in Losses of
 Project Partnerships                               (31,130)           (23,536)
Equity in Losses of Project
 Partnerships                                      (324,149)          (213,171)
                                                ------------       ------------
Net Loss                                        $  (355,279)       $  (236,707)
                                                ============       ============
Allocation of Net Loss:
   Limited Partners                             $  (351,726)       $  (234,340)
   General Partners                                  (3,553)            (2,367)
                                                ------------       ------------
                                                $  (355,279)       $  (236,707)
                                                ============       ============
Net Loss Per Number of
 Limited Partnership Units                      $    (35.24)       $    (23.48)
                                                ============       ============
Number of Limited Partnership
 Units Outstanding                                    9,980              9,980
                                                ============       ============

                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                                 STATEMENTS OF OPERATIONS
                                        (Unaudited)

                         FOR THE THREE MONTHS ENDED SEPTEMBER 30,


                                                     1997               1996
SERIES 9                                            --------       -----------
Revenues:
   Interest Income                              $     6,419        $     5,780
                                                ------------       -----------
Expenses:
   Asset Management Fee-
     General Partner                                 12,399             12,000
   General and Administrative-
     General Partner                                  2,557              1,828
   General and Administrative-
     Other                                            6,669              5,391
   Amortization                                       1,779              1,779
                                                ------------       -----------
     Total Expenses                                  23,404             20,998
                                                ------------       ------------
Loss Before Equity in Losses of
 Project Partnerships                               (16,985)           (15,218)
Equity in Losses of Project
 Partnerships                                      (118,377)          (110,687)
                                                ------------       ------------
Net Loss                                        $  (135,362)       $  (125,905)
                                                ============       ============
Allocation of Net Loss:
   Limited Partners                             $  (134,008)       $  (124,646)
   General Partners                                  (1,354)            (1,259)
                                                ------------       ------------
                                                $  (135,362)       $  (125,905)
                                                ============       ============
Net Loss Per Number of
 Limited Partnership Units                      $    (21.43)       $    (19.93)
                                                ============       ============
Number of Limited Partnership
 Units Outstanding                                    6,254              6,254
                                                ============       ============

                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                                 STATEMENTS OF OPERATIONS
                                        (Unaudited)

                         FOR THE THREE MONTHS ENDED SEPTEMBER 30,


                                                     1997               1996
SERIES 10                                         ----------        ----------
Revenues:
   Interest Income                              $     6,449        $     6,025
                                                ------------       -----------
Expenses:
   Asset Management Fee-
     General Partner                                  7,750              7,500
   General and Administrative-
     General Partner                                  1,599              1,142
   General and Administrative-
     Other                                            4,198              3,602
   Amortization                                       1,460              1,476
                                                ------------       -----------
     Total Expenses                                  15,007             13,720
                                                ------------       ------------
Loss Before Equity in Losses of
 Project Partnerships                                (8,558)            (7,695)
Equity in Losses of Project
 Partnerships                                       (72,667)           (55,725)
                                                ------------       ------------
Net Loss                                        $   (81,225)       $   (63,420)
                                                ============       ============
Allocation of Net Loss:
   Limited Partners                             $   (80,413)       $   (62,786)
   General Partners                                    (812)              (634)
                                                ------------       ------------
                                                $   (81,225)       $   (63,420)
                                                ============       ============
Net Loss Per Number of
 Limited Partnership Units                      $    (15.95)       $    (12.45)
                                                ============       ============
Number of Limited Partnership
 Units Outstanding                                    5,043              5,043
                                                ============       ============

                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                                 STATEMENTS OF OPERATIONS
                                        (Unaudited)

                         FOR THE THREE MONTHS ENDED SEPTEMBER 30,

                                                     1997               1996
SERIES 11                                         ----------       -----------

Revenues:
   Interest Income                              $     6,689        $     7,392
                                                ------------       -----------
Expenses:
   Asset Management Fee-
     General Partner                                  6,200              6,000
   General and Administrative-
     General Partner                                  1,279                915
   General and Administrative-
     Other                                            3,875              3,008
   Amortization                                       1,797              1,663
                                                ------------       -----------
     Total Expenses                                  13,151             11,586
                                                ------------       ------------
Income (Loss) Before Equity in Losses of
 Project Partnerships                                (6,462)            (4,194)
Equity in Losses of Project
 Partnerships                                       (91,316)            23,411
                                                ------------       ------------
Net Income (Loss)                               $   (97,778)       $    19,217
                                                ============       ============
Allocation of Net Income (Loss):
   Limited Partners                             $   (96,800)       $    19,025
   General Partners                                    (978)               192
                                                ------------       ------------
                                                $   (97,778)       $    19,217
                                                ============       ============
Net Income (Loss) Per Number of
 Limited Partnership Units                      $    (18.88)       $      3.71
                                                ============       ============
Number of Limited Partnership
 Units Outstanding                                    5,127              5,127
                                                ============       ============

                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                                 STATEMENTS OF OPERATIONS
                                        (Unaudited)

                         FOR THE THREE MONTHS ENDED SEPTEMBER 30,


                                                     1997                1996
TOTAL SERIES 7-11                                 ----------       -----------
Revenues:
   Interest Income                              $    42,736        $    44,704
                                                ------------       -----------
Expenses:
   Asset Management Fee-
     General Partner                                 68,711             66,500
   General and Administrative-
     General Partner                                 14,170             10,130
   General and Administrative-
     Other                                           39,025             30,079
   Amortization                                      14,454             14,149
                                                ------------       -----------
     Total Expenses                                 136,360            120,858
                                                ------------       ------------
Loss Before Equity in Losses of
 Project Partnerships                               (93,624)           (76,154)
Equity in Losses of Project
 Partnerships                                      (799,955)          (553,200)
                                                ------------       ------------
Net Loss                                        $  (893,579)       $  (629,354)
                                                ============       ============
Allocation of Net Loss:
   Limited Partners                             $  (884,643)       $  (623,059)
   General Partners                                  (8,936)            (6,295)
                                                ------------       ------------
                                                $  (893,579)       $  (629,354)
                                                ============       ============

                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                                 STATEMENTS OF OPERATIONS
                                        (Unaudited)

                          FOR THE SIX MONTHS ENDED SEPTEMBER 30,


                                                      1997              1996
SERIES 7                                           ---------       -----------
Revenue:
   Interest Income                              $    22,645        $    21,940
                                                ------------       -----------
Expenses:
   Asset Management Fee-
     General Partner                                 39,648             39,000
   General and Administrative-
     General Partner                                  7,472              5,920
   General and Administrative-
     Other                                           14,299             12,316
   Amortization                                      10,879             10,946
                                                ------------       -----------
     Total Expenses                                  72,298             68,182
                                                ------------       -----------
Loss Before Equity in Losses of
 Project Partnerships                               (49,653)           (46,242)
Equity in Losses of Project
 Partnerships                                      (435,959)          (427,938)
                                                ------------       ------------
Net Loss                                        $  (485,612)       $  (474,180)
                                                ============       ============
Allocation of Net Loss:
   Limited Partners                             $  (480,756)       $  (469,438)
   General Partners                                  (4,856)            (4,742)
                                                ------------       ------------
                                                $  (485,612)       $  (474,180)
                                                ============       ============
Net Loss Per Number of
 Limited Partnership Units                      $    (46.25)       $    (45.16)
                                                ============       ============
Number of Limited Partnership
 Units Outstanding                                   10,395             10,395
                                                ============       ============

                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                                 STATEMENTS OF OPERATIONS
                                        (Unaudited)

                          FOR THE SIX MONTHS ENDED SEPTEMBER 30,


                                                     1997               1996
SERIES 8                                          ----------       -----------
Revenues:
   Interest Income                              $    23,621        $    25,776
                                                ------------       -----------
Expenses:
   Asset Management Fee-
     General Partner                                 43,714             43,000
   General and Administrative-
     General Partner                                  8,240              6,528
   General and Administrative-
     Other                                           14,951             13,391
   Amortization                                       5,989              6,060
                                                ------------       -----------
     Total Expenses                                  72,894             68,979
                                                ------------       ------------
Loss Before Equity in Losses of
 Project Partnerships                               (49,273)           (43,203)
Equity in Losses of Project
 Partnerships                                      (589,692)          (419,946)
                                                ------------       ------------
Net Loss                                        $  (638,965)       $  (463,149)
                                                ============       ============
Allocation of Net Loss:
   Limited Partners                             $  (632,575)       $  (458,518)
   General Partners                                  (6,390)            (4,631)
                                                ------------       ------------
                                                $  (638,965)       $  (463,149)
                                                ============       ============
Net Loss Per Number of
 Limited Partnership Units                      $    (63.38)       $    (45.94)
                                                ============       ============
Number of Limited Partnership
 Units Outstanding                                    9,980              9,980
                                                ============       ============

                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                                 STATEMENTS OF OPERATIONS
                                        (Unaudited)

                          FOR THE SIX MONTHS ENDED SEPTEMBER 30,


                                                     1997               1996
SERIES 9                                            --------       -----------
Revenues:
   Interest Income                              $    12,725        $    11,449
                                                ------------       -----------
Expenses:
   Asset Management Fee-
     General Partner                                 24,399             24,000
   General and Administrative-
     General Partner                                  4,599              3,644
   General and Administrative-
     Other                                            8,056              7,519
   Amortization                                       3,558              3,558
                                                ------------       -----------
     Total Expenses                                  40,612             38,721
                                                ------------       ------------
Loss Before Equity in Losses of
 Project Partnerships                               (27,887)           (27,272)
Equity in Losses of Project
 Partnerships                                      (214,375)          (225,344)
                                                ------------       ------------
Net Loss                                        $  (242,262)       $  (252,616)
                                                ============       ============
Allocation of Net Loss:
   Limited Partners                             $  (239,839)       $  (250,090)
   General Partners                                  (2,423)            (2,526)
                                                ------------       ------------
                                                $  (242,262)       $  (252,616)
                                                ============       ============
Net Loss Per Number of
 Limited Partnership Units                      $    (38.35)       $    (39.99)
                                                ============       ============
Number of Limited Partnership
 Units Outstanding                                    6,254              6,254
                                                ============       ============

                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                                 STATEMENTS OF OPERATIONS
                                        (Unaudited)

                          FOR THE SIX MONTHS ENDED SEPTEMBER 30,


                                                     1997               1996
SERIES 10                                         ----------        ----------
Revenues:
   Interest Income                              $    12,776        $    13,033
                                                ------------       -----------
Expenses:
   Asset Management Fee-
     General Partner                                 15,250             15,000
   General and Administrative-
     General Partner                                  2,875              2,276
   General and Administrative-
     Other                                            5,161              5,057
   Amortization                                       2,920              2,936
                                                ------------       -----------
     Total Expenses                                  26,206             25,269
                                                ------------       ------------
Loss Before Equity in Losses of
 Project Partnerships                               (13,430)           (12,236)
Equity in Losses of Project
 Partnerships                                      (110,446)          (104,567)
                                                ------------       ------------
Net Loss                                        $  (123,876)       $  (116,803)
                                                ============       ============
Allocation of Net Loss:
   Limited Partners                             $  (122,637)       $  (115,635)
   General Partners                                  (1,239)            (1,168)
                                                ------------       ------------
                                                $  (123,876)       $  (116,803)
                                                ============       ============
Net Loss Per Number of
 Limited Partnership Units                      $    (24.32)       $    (22.93)
                                                ============       ============
Number of Limited Partnership
 Units Outstanding                                    5,043              5,043
                                                ============       ============

                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                                 STATEMENTS OF OPERATIONS
                                        (Unaudited)

                          FOR THE SIX MONTHS ENDED SEPTEMBER 30,

                                                     1997               1996
SERIES 11                                         ----------       -----------

Revenues:
   Interest Income                              $    13,219        $    15,996
                                                ------------       -----------
Expenses:
   Asset Management Fee-
     General Partner                                 12,200             12,000
   General and Administrative-
     General Partner                                  2,300              1,820
   General and Administrative-
     Other                                            4,746              4,276
   Amortization                                       3,594              3,525
                                                ------------       -----------
     Total Expenses                                  22,840             21,621
                                                ------------       ------------
Income (Loss) Before Equity in Losses of
 Project Partnerships                                (9,621)            (5,625)
Equity in Losses of Project
 Partnerships                                      (137,683)            43,571
                                                ------------       ------------
Net Income (Loss)                               $  (147,304)       $    37,946
                                                ============       ============
Allocation of Net Income (Loss):
   Limited Partners                             $  (145,831)       $    37,567
   General Partners                                  (1,473)               379
                                                ------------       ------------
                                                $  (147,304)       $    37,946
                                                ============       ============
Net Income (Loss) Per Number of
 Limited Partnership Units                      $    (28.44)       $      7.33
                                                ============       ============
Number of Limited Partnership
 Units Outstanding                                    5,127              5,127
                                                ============       ============

                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                                 STATEMENTS OF OPERATIONS
                                        (Unaudited)

                          FOR THE SIX MONTHS ENDED SEPTEMBER 30,


                                                     1997                1996
TOTAL SERIES 7-11                                 ----------       -----------
Revenues:
   Interest Income                              $    84,986        $    88,194
                                                ------------       -----------
Expenses:
   Asset Management Fee-
     General Partner                                135,211            133,000
   General and Administrative-
     General Partner                                 25,486             20,188
   General and Administrative-
     Other                                           47,213             42,559
   Amortization                                      26,940             27,025
                                                ------------       -----------
     Total Expenses                                 234,850            222,772
                                                ------------       ------------
Loss Before Equity in Losses of
 Project Partnerships                              (149,864)          (134,578)
Equity in Losses of Project
 Partnerships                                    (1,488,155)        (1,134,224)
                                                ------------       ------------
Net Loss                                        $(1,638,019)       $(1,268,802)
                                                ============       ============
Allocation of Net Loss:
   Limited Partners                             $(1,621,638)       $(1,256,115)
   General Partners                                 (16,381)           (12,687)
                                                ------------       ------------
                                                $(1,638,019)       $(1,268,802)
                                                ============       ============

                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                              STATEMENTS OF PARTNERS' EQUITY
                                        (Unaudited)

                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996:


                                 Limited            General
                                 Partners          Partners             Total
SERIES 7                       -----------       -----------        -----------
(Inception July 16, 1992)



Balance at
 March 31, 1996                 6,042,156           (31,168)         6,010,988

Net Loss                         (469,438)           (4,742)          (474,180)
                              ------------        ----------       ------------
Balance at
 September 30, 1996           $ 5,572,7118        $ (35,910)       $ 5,536,808
                              ============        ==========       ============


Balance at
 March 31, 1997                 5,025,507           (41,437)         4,984,070

Net Loss                         (480,756)           (4,856)          (485,612)
                              ------------        ----------       ------------
Balance at
 September 30, 1997           $ 4,544,751         $ (46,293)       $ 4,498,458
                              ============        ==========       ============


                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                              STATEMENTS OF PARTNERS' EQUITY
                                        (Unaudited)

                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996:


                                  Limited           General
                                 Partners          Partners             Total
SERIES 8                       -----------       -----------        -----------
(Inception January 4, 1993)



Balance at
 March 31, 1996                 6,306,146           (24,812)         6,281,334

Net Loss                         (458,518)           (4,631)          (463,149)
                              ------------        ----------       ------------
Balance at
 September 30, 1996           $ 5,847,628         $ (29,443)       $ 5,818,185
                              ============        ==========       ============


Balance at
 March 31, 1997                 5,227,849           (35,704)         5,192,145

Net Loss                         (632,575)           (6,390)          (638,965)
                              ------------        ----------       ------------
Balance at
 September 30, 1997           $ 4,595,274         $ (42,094)       $ 4,553,180
                              ============        ==========       ============


                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                              STATEMENTS OF PARTNERS' EQUITY
                                        (Unaudited)

                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996:


                                   Limited          General
                                  Partners         Partners             Total
SERIES 9                       -----------       -----------        -----------
(Inception September 30, 1993)


Balance at
 March 31, 1996                 4,729,151            (7,622)         4,721,529

Net Loss                         (250,090)           (2,526)          (252,616)
                              ------------        ----------       ------------
Balance at
 September 30, 1996           $ 4,479,061         $ (10,148)       $ 4,468,913
                              ============        ==========       ============



Balance at
 March 31, 1997                 4,177,521           (13,194)         4,164,327

Net Loss                         (239,839)           (2,423)          (242,262)
                              ------------        ----------       ------------
Balance at
 September 30, 1997           $ 3,937,682         $ (15,617)       $ 3,922,065
                              ============        ==========       ============


                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                              STATEMENTS OF PARTNERS' EQUITY
                                        (Unaudited)

                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996:


                                   Limited          General
                                  Partners         Partners             Total
SERIES 10                      -----------       -----------        -----------
(Inception January 21, 1994)

Balance at
 March 31, 1996                 4,151,503            (2,692)         4,148,811

Net Loss                         (115,635)           (1,168)          (116,803)
                              ------------        ----------       ------------
Balance at
 September 30, 1996           $ 4,035,868         $  (3,860)       $ 4,032,008
                              ============        ==========       ============


Balance at
 March 31, 1997                 3,938,729            (4,841)         3,933,888

Net Loss                         (122,637)           (1,239)          (123,876)
                              ------------        ----------       ------------
Balance at
 September 30, 1997           $ 3,816,092         $  (6,080)       $ 3,810,012
                              ============        ==========       ============



                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                              STATEMENTS OF PARTNERS' EQUITY
                                        (Unaudited)

                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996:


                                   Limited          General
                                  Partners         Partners             Total
SERIES 11                      -----------       -----------        -----------
(Inception April 29, 1994)



Balance at
 March 31, 1996                 4,646,546               479          4,647,025

Net Loss                           37,567               379             37,946
                              ------------        ----------       ------------
Balance at
 September 30, 1996           $ 4,684,113         $     858        $ 4,684,971
                              ============        ==========       ============



Balance at
 March 31, 1997                 4,452,477            (1,481)         4,450,996

Net Loss                         (145,831)           (1,473)          (147,304)
                              ------------        ----------       ------------
Balance at
 September 30, 1997           $ 4,306,646         $  (2,954)       $ 4,303,692
                              ============        ==========       ============




                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                              STATEMENTS OF PARTNERS' EQUITY
                                        (Unaudited)

                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996:



                                   Limited          General
                                  Partners         Partners             Total
TOTAL SERIES 7-11              -----------       -----------        -----------


Balance at
 March 31, 1996                25,875,502           (65,815)        25,809,687

Net Loss                       (1,256,114)          (12,688)        (1,268,802)
                              ------------        ----------       ------------
Balance at
 September 30, 1996           $24,619,388         $ (78,503)       $24,540,885
                              ============        ==========       ============


Balance at
 March 31, 1997                22,822,083           (96,657)        22,725,426

Net Loss                       (1,621,638)          (16,381)        (1,638,019)
                              ------------        ----------       ------------
Balance at
 September 30, 1997           $21,200,445         $(113,038)       $21,087,407
                              ============        ==========       ============



                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)
                                 STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996:

                                                      1997               1996
SERIES 7                                           ---------         ---------
Cash Flows from Operating Activities:
   Net Loss                                     $  (485,612)       $  (474,180)
   Adjustments to Reconcile
    Net Loss to Net Cash
    Provided by (Used in)
    Operating Activities:
     Amortization                                    10,879             10,946
     Accreted Interest Income
     on Investments in
     Securities                                     (16,020)           (16,048)
     Equity in Losses of
      Project Partnerships                          435,959            427,938
     Payment of Asset Management Fee                (41,000)           (33,000)
     Changes in Operating Assets
      and Liabilities:
       Increase in Payable to
         General Partners                            36,544             34,556
                                                ------------          ---------
         Net Cash Provided by
         (Used in) Operating
         Activities                                 (59,250)           (49,788)
                                                ------------          ---------
Cash Flows from Investing Activities:
   Investments in Project
     Partnerships                                         0             (3,333)
   (Increase) Decrease in
     Receivable from
     Project Partnerships                                 0                  0
   Acquisition Fees and
     Expenses                                             0               (272)
   Distributions Received from
     Project Partnerships                            18,280             17,881
   (Increase) Decrease in Payable to:
     Project Partnerships -                               0                  0
                                                ------------          ---------
         Net Cash Provided by
         (Used in) Investing
         Activities                                  18,280             14,276
                                                ------------          ---------
Increase (Decrease) in Cash and
 Cash Equivalents                                   (40,970)           (35,512)
Cash and Cash Equivalents at
 Beginning of Year                                  267,980            259,782
                                                ------------          ---------
Cash and Cash Equivalents at
 End of Year                                    $   227,010         $  224,270
                                                ============          =========
                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)
                                 STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996:

                                                      1997               1996
SERIES 8                                           ---------         ---------
Cash Flows from Operating Activities:
   Net Loss                                     $  (638,965)       $  (463,149)
   Adjustments to Reconcile
    Net Loss to Net Cash
    Provided by (Used in)
    Operating Activities:
     Amortization                                     5,989              6,060
     Accreted Interest Income
     on Investments in
     Securities                                     (14,394)           (14,436)
     Equity in Losses of
      Project Partnerships                          589,692            419,946
     Payment of Asset Management Fee                (37,000)           (22,000)
     Changes in Operating Assets
      and Liabilities:
       Increase in Payable to
         General Partners                            40,369             38,215
                                                ------------       ------------
         Net Cash Provided by
         (Used in) Operating
         Activities                                 (54,309)           (35,364)
                                                ------------       ------------
Cash Flows from Investing Activities:
   Investments in Project
     Partnerships                                         0                453
   (Increase) Decrease in
     Receivable from
     Project Partnerships                               453             75,574
   Acquisition Fees and
     Expenses                                             0                  0
   Distributions Received from
     Project Partnerships                            13,241             15,689
   (Increase) Decrease in Payable to:
     Project Partnerships                                 0                  0
                                                ------------       ------------
         Net Cash Provided by
         (Used in) Investing
         Activities                                  13,694             91,716
                                                ------------       ------------
Increase (Decrease) in Cash and
 Cash Equivalents                                   (40,615)            56,352
Cash and Cash Equivalents at
 Beginning of Year                                  396,038            295,021
                                                ------------       ------------
Cash and Cash Equivalents at
 End of Year                                    $   355,423        $   351,373
                                                ============       ============
                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)
                                 STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996:

                                                      1997               1996
SERIES 9                                           ---------         ---------
Cash Flows from Operating Activities:
   Net Loss                                     $  (242,262)       $  (252,616)
   Adjustments to Reconcile
    Net Loss to Net Cash
    Provided by (Used in)
    Operating Activities:
     Amortization                                     3,558              3,558
     Accreted Interest Income
     on Investments in
     Securities                                      (8,783)            (8,891)
     Equity in Losses of
      Project Partnerships                          214,375            225,344
     Payment of Asset Management Fee                (16,000)            (6,000)
     Changes in Operating Assets
      and Liabilities:
       Increase in Payable to
         General Partners                            21,908             21,213
                                                ------------       ------------
         Net Cash Provided by
         (Used in) Operating
         Activities                                 (27,204)           (17,392)
                                                ------------       ------------
Cash Flows from Investing Activities:
   Investments in Project
     Partnerships                                         0                  0
   (Increase) Decrease in
     Receivable from
     Project Partnerships                                 0                  0
   Acquisition Fees and
     Expense                                              0                  0
   Distributions Received from
     Project Partnerships                             7,173              6,161
   (Increase) Decrease in Payable to:
     Project Partnerships                                 0                  0

                                                ------------       ------------
         Net Cash Provided by
         (Used in) Investing
         Activities                                   7,173              6,161
                                                ------------       ------------
Increase (Decrease) in Cash and
 Cash Equivalents                                   (20,031)           (11,231)
Cash and Cash Equivalents at
 Beginning of Year                                  161,813            112,252
                                                ------------       ------------
Cash and Cash Equivalents at
 End of Year                                    $   141,782        $   101,021
                                                ============       ============
                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)
                                 STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996:

                                                      1997               1996
SERIES 10                                          ---------         ---------
Cash Flows from Operating Activities:
   Net Loss                                     $  (123,876)       $  (116,803)
   Adjustments to Reconcile
    Net Loss to Net Cash
    Provided by (Used in)
    Operating Activities:
     Amortization                                     2,920              2,936
     Accreted Interest Income
     on Investments in
     Securities                                      (7,878)            (7,896)
     Equity in Losses of
      Project Partnerships                          110,446            104,567
     Payment of Asset Management Fee                (25,000)           (10,000)
     Changes in Operating Assets
      and Liabilities:
       Increase in Payable to
         General Partners                            13,377             13,026
                                                ------------       ------------
         Net Cash Provided by
         (Used in) Operating
         Activities                                 (30,011)           (14,170)
                                                ------------       ------------
Cash Flows from Investing Activities:
   Investments in Project
     Partnerships                                         0                  0
   (Increase) Decrease in
     Receivable from
     Project Partnerships                                 0             13,059
   Acquisition Fees and
     Expenses                                             0                  0
   Distributions Received from
     Project Partnerships                             3,805              3,070
   (Increase) Decrease in Payable to:
     Project Partnerships                            (7,712)                 0
                                                ------------       ------------
         Net Cash Provided by
         (Used in) Investing
         Activities                                  (3,907)            16,129
                                                ------------       ------------
Increase (Decrease) in Cash and
 Cash Equivalents                                   (33,918)             1,959
Cash and Cash Equivalents at
 Beginning of Year                                  199,743            162,576
                                                ------------       ------------
Cash and Cash Equivalents at
 End of Year                                    $   165,825        $   164,535
                                                ============       ============
                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)
                                 STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996:

                                                      1997               1996
SERIES 11                                          ---------         ---------
Cash Flows from Operating Activities:
   Net Loss                                     $  (147,304)       $    37,946
   Adjustments to Reconcile
    Net Loss to Net Cash
    Provided by (Used in)
    Operating Activities:
     Amortization                                     3,594              3,525
     Accreted Interest Income
     on Investments in
     Securities                                      (9,063)            (9,033)
     Equity in Losses of
      Project Partnerships                          137,683            (43,571)
     Payment of Asset Management Fee                (17,000)           (19,000)
     Changes in Operating Assets
      and Liabilities:
       Increase in Payable to
         General Partners                            10,388              6,289
                                                ------------       ------------
         Net Cash Provided by
         (Used in) Operating
         Activities                                 (21,702)           (23,844)
                                                ------------       ------------
Cash Flows from Investing Activities:
   Investments in Project
     Partnerships                                         0             33,464
   (Increase) Decrease in
     Receivable from
     Project Partnerships                                 0              8,250
   Acquisition Fees and
     Expenses                                             0               (178)
   Distributions Received from
     Project Partnerships                             4,669              1,500
   (Increase) Decrease in Payable to:
     Project Partnerships                                 0           (279,887)
                                                ------------       ------------
         Net Cash Provided by
         (Used in) Investing
         Activities                                   4,669           (236,851)
                                                ------------       ------------
Increase (Decrease) in Cash and
 Cash Equivalents                                   (17,033)          (260,695)
Cash and Cash Equivalents at
 Beginning of Year                                  169,385            365,027
                                                ------------       ------------
Cash and Cash Equivalents at
 End of Year                                    $   152,352        $   104,332
                                                ============       ============
                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)
                                 STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996:

                                                      1997               1996
TOTAL SERIES 7-11                                  ---------         ---------
Cash Flows from Operating Activities:
   Net Loss                                     $(1,638,019)       $(1,268,802)
   Adjustments to Reconcile
    Net Loss to Net Cash
    Provided by (Used in)
    Operating Activities:
     Amortization                                    26,940             27,025
     Accreted Interest Income
     on Investments in
     Securities                                     (56,138)           (56,304)
     Equity in Losses of
      Project Partnerships                        1,488,155          1,134,224
     Payment of Asset Management Fee               (136,000)           (90,000)
     Changes in Operating Assets
      and Liabilities:
       Increase in Payable to
         General Partners                           122,586            113,299
                                                ------------       ------------
         Net Cash Provided by
         (Used in) Operating
         Activities                                (192,476)          (140,558)
                                                ------------       ------------
Cash Flows from Investing Activities:
   Investments in Project
     Partnerships                                         0             30,584
   (Increase) Decrease in
     Receivable from
     Project Partnerships                               453             96,883
   Acquisition Fees and
     Expenses                                             0               (450)
   Distributions Received from
     Project Partnerships                            47,168             44,301
   (Increase) Decrease in Payable to:
     Project Partnerships                            (7,712)          (279,887)
                                                ------------       ------------
         Net Cash Provided by
         (Used in) Investing
         Activities                                  39,909           (108,569)
                                                ------------       ------------
Increase (Decrease) in Cash and
 Cash Equivalents                                  (152,567)          (249,127)
Cash and Cash Equivalents at
 Beginning of Year                                1,194,959          1,194,658
                                                ------------       ------------
Cash and Cash Equivalents at
 End of Year                                    $ 1,042,392        $   945,531
                                                ============       ============

                      See accompanying notes to financial statements.

                             GATEWAY TAX CREDIT FUND III LTD.
                              (A Florida Limited Partnership)

                               NOTES TO FINANCIAL STATEMENTS

                                    SEPTEMBER 30, 1997

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


NOTE 3 - INVESTMENT IN SECURITIES:

  The September 30, 1997 Balance Sheet includes Investment in
Securities consisting of U.S. Treasury Security Strips which represents their cost, plus accreted interest income of
$137,921 for Series 7, $114,516 for Series 8, $61,090 for
Series 9, $50,714 for Series 10 and $54,646 for Series 11.
                                                                  Gross
                                        Cost Plus              Unrealized
                     Estimated           Accreted               Gains and
                 Market Value            Interest                (Losses)

Series 7             $ 506,470          $ 482,796               $ 23,674
Series 8               468,731            455,404                 13,327
Series 9               304,279            306,183                 (1,904)
Series 10              252,452            243,473                  8,979
Series 11              275,237            256,416                 18,821

  As of September 30, 1997, the cost and accreted interest of debt securities by contractual maturities is as follows:

                                         Series 7                Series 8

Due within 1 year                       $  46,187               $  41,279
After 1 year through 5 years              183,354                 169,597
After 5 years through 10 years            213,451                 204,963
After 10 years                             39,804                  39,565
                                        ---------               ---------
  Total Amount Carried on
      Balance Sheet                     $ 482,796               $ 455,404
                                        =========               =========

                                         Series 9               Series 10

Due within 1 year                       $  27,552               $  21,601
After 1 year through 5 years              107,711                  83,071
After 5 years through 10 years            124,721                  89,402
After 10 years                             46,199                  49,399
                                        ---------               ---------
  Total Amount Carried on
       Balance Sheet                    $ 306,183               $ 243,473
                                        =========               =========

                                        Series 11                   Total

Due within 1 year                       $  20,572               $ 157,191
After 1 year through 5 years               82,997                 626,730
After 5 years through 10 years             99,299                 731,836
After 10 years                             53,548                 228,515
                                        ---------               ---------
  Total Amount Carried on
       Balance Sheet                    $ 256,416              $1,744,272
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

  For the six months ended September 30, 1997 and 1996 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

  Acquisition Expenses - Affiliates of the General Partners are reimbursed for acquisition expenses incurred on behalf of Gateway. These expenses are included in Investments in Project Partnerships on the Balance Sheet.

  Series 7                           $      0               $    272
  Series 8                                  0                      0
  Series 9                                  0                      0
  Series 10                                 0                      0
  Series 11                                 0                    178
                                     --------               --------
  Total                              $      0               $    450
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

  Series 7                           $ 39,648               $ 39,000
  Series 8                             43,714                 43,000
  Series 9                             24,399                 24,000
  Series 10                            15,250                 15,000
  Series 11                            12,200                 12,000
                                     --------               --------
  Total                              $135,211               $133,000
                                     ========               ========

  General and Administrative Expenses -  The Managing General
Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statement of Operations.

  Series 7                          $   7,472              $   5,920
  Series 8                              8,240                  6,528
  Series 9                              4,599                  3,644
  Series 10                             2,875                  2,276
  Series 11                             2,300                  1,820
                                     --------               --------
  Total                              $ 25,486               $ 20,188
                                     ========               ========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of September 30, 1997, the Partnership had acquired an interest in 39 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes. The Partnership, as the Investor Limited Partner pursuant to the Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.

   The following is a summary of Investments in Project Partnerships as of:

                                                    SEPTEMBER 30,     MARCH 31,
                                                           1997         1997
SERIES 7                                               ----------    ----------

Capital Contributions to Project
Partnerships (purchase price paid
for limited partner interests in
Project Partnerships)                                $ 7,732,089   $ 7,732,089

Accumulated amortization of excess
of purchase price of Project
Partnerships over book value
of underlying assets (1)                                   1,508         1,172

Cumulative equity in losses of
Project Partnerships (2)                              (4,308,894)   (3,872,935)

Cumulative distributions received
from Project Partnerships                                (85,487)      (67,207)

Acquisition fees and expenses                            793,335       793,335

Accumulated amortization of
acquisition fees and expenses                           (114,123)     (102,908)
                                                     ------------  ------------
Investments in
 Project Partnerships                                $ 4,018,428   $ 4,483,546
                                                     ============  ============
(1) Includes amounts representing accumulated accretion or (amortization) of the difference between the book value of the underlying assets of the Project Partnerships over or under the purchase price. At September 30, 1997 and March 31, 1997 these excess costs were $18,470.
(2) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $62,355 for the period ended
September 30, 1997 and cumulative suspended losses of $40,687 for the year ended March 31, 1997 are not included.

   As of September 30, 1997, the Partnership had acquired an interest in 43 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes. The Partnership, as the Investor Limited Partner pursuant to the Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.

   The following is a summary of Investments in Project Partnerships as of:
                                                    SEPTEMBER 30,     MARCH 31,
                                                           1997         1997
SERIES 8                                               ----------    ----------

Capital Contributions to Project
Partnerships (purchase price paid
for limited partner interests in
Project Partnerships)                                $ 7,586,105   $ 7,586,105

Accumulated amortization of excess
of purchase price of Project
Partnerships over book value
of underlying assets (1)                                   2,673         2,317

Cumulative equity in losses of
Project Partnerships (2)                              (3,998,326)   (3,408,634)

Cumulative distributions received
from Project Partnerships                                (70,227)      (56,986)

Acquisition fees and expenses                            549,773       549,773

Accumulated amortization of
acquisition fees and expenses                            (64,798)      (58,453)
                                                     ------------  ------------
Investments in
 Project Partnerships                                $ 4,005,200   $ 4,614,122
                                                     ============  ============

(1) Includes amounts representing accumulated accretion or (amortization) of the difference between the book value of the underlying assets of the Project Partnerships over or under the purchase price. At September 30, 1997 and March 31, 1997 these excess costs were $24,830.
(2) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $29,358 for the period ended September 30, 1997 and cumulative suspended losses of $24,072 for the year ended March 31, 1997 are not included.

   As of September 30, 1997, the Partnership had acquired an interest in 24 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes. The Partnership, as the Investor Limited Partner pursuant to the Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.

   The following is a summary of Investments in Project Partnerships as of:
                                                    SEPTEMBER 30,     MARCH 31,
                                                           1997         1997
SERIES 9                                               ----------    ----------

Capital Contributions to Project
Partnerships (purchase price paid
for limited partner interests in
Project Partnerships)                                $ 4,914,116   $ 4,914,116

Accumulated amortization of excess
of purchase price of Project
Partnerships over book value
of underlying assets (1)                                     655           727

Cumulative equity in losses of
Project Partnerships                                  (1,466,605)   (1,252,230)

Cumulative distributions received
from Project Partnerships                                (42,516)      (35,343)

Acquisition fees and expenses                            244,087       244,087

Accumulated amortization of
acquisition fees and expenses                            (26,476)      (22,990)
                                                     ------------  ------------
Investments in
 Project Partnerships                                $ 3,623,261   $ 3,848,367
                                                     ============  ============

(1) Includes amounts representing accumulated accretion or (amortization) of the difference between the book value of the underlying assets of the Project Partnerships over or under the purchase price. At September 30, 1997 and March 31, 1997 these excess costs were ($5,076).

   As of September 30, 1997, the Partnership had acquired an interest in 15 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes. The Partnership, as the Investor Limited Partner pursuant to the Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.

   The following is a summary of Investments in Project Partnerships as of:
                                                    SEPTEMBER 30,     MARCH 31,
                                                           1997         1997
SERIES 10                                              ----------    ----------

Capital Contributions to Project
Partnerships (purchase price paid
for limited partner interests in
Project Partnerships)                                $ 3,914,672   $ 3,914,672

Accumulated amortization of excess
of purchase price of Project
Partnerships over book value
of underlying assets (1)                                    (605)         (497)

Cumulative equity in losses of
Project Partnerships                                    (590,898)     (480,119)
565
Cumulative distributions received
from Project Partnerships                                (45,311)      (41,506)

Acquisition fees and expenses                            196,738       196,738

Accumulated amortization of
acquisition fees and expenses                            (20,582)      (17,770)
                                                     ------------  ------------
Investments in
 Project Partnerships                                $ 3,454,347   $ 3,571,518
                                                     ============  ============

(1) Includes amounts representing accumulated accretion or (amortization) of the difference between the book value of the underlying assets of the Project Partnerships over or under the purchase price. At September 30, 1997 and March 31, 1997 these excess costs were ($7,486).

   As of September 30, 1997, the Partnership had acquired an interest in 12 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes. The Partnership, as the Investor Limited Partner pursuant to the Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.

   The following is a summary of Investments in Project Partnerships as of:
                                                    SEPTEMBER 30,     MARCH 31,
                                                           1997         1997
SERIES 11                                              ----------    ----------

Capital Contributions to Project
Partnerships (purchase price paid
for limited partner interests in
Project Partnerships)                                $ 4,128,042   $ 4,128,042

Accumulated amortization of excess
of purchase price of Project
Partnerships over book value
of underlying assets (1)                                   2,418         1,864

Cumulative equity in losses of
Project Partnerships                                    (464,362)     (326,679)

Cumulative distributions received
from Project Partnerships                                 (9,764)       (5,095)

Acquisition fees and expenses                            290,335       290,335

Accumulated amortization of
acquisition fees and expenses                            (22,314)      (18,166)
                                                     ------------  ------------
Investments in
 Project Partnerships                                $ 3,924,355   $ 4,070,301
                                                     ============  ============

(1) Includes amounts representing accumulated accretion or (amortization) of the difference between the book value of the underlying assets of the Project Partnerships over or under the purchase price. At September 30, 1997 and March 31, 1997 these excess costs were $38,728.

   The following is a summary of Investments in Project
Partnerships:

                                                    SEPTEMBER 30,     MARCH 31,
                                                           1997         1997
TOTAL SERIES 7 - 11                                    ----------    ----------

Capital Contributions to Project
Partnerships (purchase price paid
for limited partner interests in
Project Partnerships)                               $ 28,275,024  $ 28,275,024

Accumulated amortization of excess
of purchase price of Project
Partnerships over book value
of underlying assets                                       6,649         5,583

Cumulative equity in losses of
Project Partnerships                                 (10,828,752)   (9,340,597)

Cumulative distributions received
from Project Partnerships                               (253,305)     (206,137)

Acquisition fees and expenses                          2,074,268     2,074,268

Accumulated amortization of
acquisition fees and expenses                           (248,293)     (220,287)
                                                    ------------- -------------
Investments in
 Project Partnerships                               $ 19,025,591  $ 20,587,854
                                                    ============= =============

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30 of each year:

                                                      1997             1996
SERIES 7                                          ----------     --------------
SUMMARIZED BALANCE SHEETS
Assets:
   Current assets                              $  2,553,915       $  2,339,353
   Investment properties, net                    38,684,533         40,149,882
   Other assets                                      90,231            113,530
                                               -------------      -------------
     Total assets                              $ 41,328,679       $ 42,602,765
                                               =============      =============
Liabilities and Partners' Equity
   Current liabilities                         $  1,134,296       $  1,076,455
   Long-term debt                                36,935,137         37,183,790
                                               -------------      -------------
     Total liabilities                           38,069,433         38,260,245

Partners' Equity
   Limited Partner                                3,254,344          4,288,875
   General Partners                                   4,902             53,645
                                               -------------       ------------
                                                  3,259,246          4,342,520
     Total liabilities and
     partners' equity                          $ 41,328,679       $ 42,620,765
                                               =============      =============
SUMMARIZED STATEMENTS OF OPERATIONS:
Rental and other income                        $  2,158,653       $  2,097,627
Expenses:
   Operating expenses                             1,197,337          1,130,538
   Interest expense                                 630,765            601,339
   Depreciation and amortization                    792,801            798,011
                                               -------------      -------------
     Total expenses                               2,620,903          2,529,888

       Net loss                                $   (462,250)      $   (432,261)
                                               =============      =============
   Other partners' share
    of net loss                                $     (4,623)      $     (4,323)
   Partnership's share
    of net loss                                $   (457,627)      $   (427,938)
     Suspended loss                                  21,668                  0
                                               -------------      -------------
   Equity in Loss of
      Project Partnerships                     $   (435,959)      $   (427,938)
                                               =============      =============

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30 of each year:

                                                      1997             1996
SERIES 8                                          ----------     --------------
SUMMARIZED BALANCE SHEETS
Assets:
   Current assets                              $  2,152,244       $  1,940,636
   Investment properties,
      net                                        41,562,416         43,223,971
   Other assets                                      58,329            100,037
                                               -------------      -------------
     Total assets                              $ 43,772,989       $ 45,264,644
                                               =============      =============
Liabilities and Partners' Equity
   Current liabilities                         $  1,280,837       $  1,503,086
   Long-term debt                                39,029,977         39,051,248
                                               -------------      -------------
     Total liabilities                           40,310,814         40,554,334

Partners' Equity
   Limited Partner                                3,517,799          4,746,609
   General Partners                                 (55,624)           (36,299)
                                               -------------       ------------
                                                  3,462,175          4,710,310
     Total liabilities and
     partners' equity                          $ 43,772,989       $ 45,264,644
                                               =============      =============
SUMMARIZED STATEMENTS OF OPERATIONS:
Rental and other income                        $  2,021,757       $  1,928,743
Expenses:
   Operating expenses                             1,255,152          1,167,315
   Interest expense                                 551,530            419,065
   Depreciation and
     amortization                                   816,063            766,551
                                               -------------      -------------
     Total expenses                               2,622,745          2,352,931

       Net loss                                $   (600,988)      $   (424,188)
                                               =============      =============
   Other partners' share
    of net loss                                $     (6,010)      $     (4,242)
   Partnership's share
    of net loss                                $   (594,978)      $   (419,946)
     Suspended loss                                   5,286                  0
                                               -------------      -------------
   Equity in Loss of
      Project Partnerships                     $   (589,692)      $   (419,946)
                                               =============      =============

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30 of each year:

                                                      1997             1996
SERIES 9                                          ----------     --------------
SUMMARIZED BALANCE SHEETS
Assets:
   Current assets                              $  1,426,611       $  1,327,812
   Investment properties,
      net                                        23,091,859         23,963,097
   Other assets                                       8,778             11,666
                                               -------------      -------------
     Total assets                              $ 24,527,248       $ 25,302,575
                                               =============      =============
Liabilities and Partners' Equity
   Current liabilities                         $    508,592       $    661,878
   Long-term debt                                20,645,826         20,698,907
                                               -------------      -------------
     Total liabilities                           21,154,418         21,360,785

Partners' Equity
   Limited Partner                                3,401,970          3,931,890
   General Partners                                 (29,140)             9,900
                                               -------------       ------------
                                                  3,372,830          3,941,790
     Total liabilities and
     partners' equity                          $ 24,527,248       $ 25,302,575
                                               =============      =============
SUMMARIZED STATEMENTS OF OPERATIONS:
Rental and other income                        $  1,114,021       $  1,072,472
Expenses:
   Operating expenses                               577,980            560,402
   Interest expense                                 318,207            299,612
   Depreciation and
     amortization                                   434,374            440,078
                                               -------------      -------------
     Total expenses                               1,330,561          1,300,092

       Net loss                                $   (216,540)      $   (227,620)
                                               =============      =============
   Other partners' share
    of net loss                                $     (2,165)      $     (2,276)
   Partnership's share
    of net loss                                $   (214,375)      $   (225,344)
     Suspended loss                                       0                  0
                                               -------------      -------------
   Equity in Loss of
      Project Partnerships                     $   (214,375)      $   (225,344)
                                               =============      =============

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30 of each year:

                                                      1997             1996
SERIES 10                                         ----------     --------------
SUMMARIZED BALANCE SHEETS
Assets:
   Current assets                              $  1,097,193       $  1,083,948
   Investment properties,
      net                                        15,949,744         16,438,731
   Other assets                                      18,305             25,714
                                               -------------      -------------
     Total assets                              $ 17,065,242       $ 17,548,393
                                               =============      =============
Liabilities and Partners' Equity
   Current liabilities                         $    263,890       $    409,405
   Long-term debt                                13,538,658         13,595,950
                                               -------------      -------------
     Total liabilities                           13,802,131         14,005,355
548
Partners' Equity
   Limited Partner                                3,286,943          3,503,506
   General Partners                                 (24,249)            39,532
                                               -------------       ------------
                                                  3,262,694          3,543,038
     Total liabilities and
     partners' equity                          $ 17,065,242       $ 17,548,393
                                               =============      =============
SUMMARIZED STATEMENTS OF OPERATIONS:
Rental and other income                        $    688,913       $    686,541
Expenses:
   Operating expenses                               398,430            404,364
   Interest expense                                 145,835            135,606
   Depreciation and
     amortization                                   256,210            252,194
                                               -------------      -------------
     Total expenses                                 800,475            792,164

       Net loss                                $   (111,562)      $   (105,623)
                                               =============      =============
   Other partners' share
    of net loss                                $     (1,116)      $     (1,056)
   Partnership's share
    of net loss                                $   (110,446)      $   (104,567)
     Suspended loss                                       0                  0
                                               -------------      -------------
   Equity in Loss of
      Project Partnerships                     $   (110,446)      $   (104,567)
                                               =============      =============

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30 of each year:

                                                      1997             1996
SERIES 11                                         ----------     --------------
SUMMARIZED BALANCE SHEETS
Assets:
   Current assets                              $    672,719       $  1,737,682
   Investment properties,
      net                                        14,234,970         14,619,930
   Other assets                                      28,811            132,098
                                               -------------      -------------
     Total assets                              $ 14,936,500       $ 16,489,710
                                               =============      =============
Liabilities and Partners' Equity
   Current liabilities                         $    231,985       $  1,179,857
   Long-term debt                                10,919,656         11,050,478
                                               -------------      -------------
     Total liabilities                           11,151,641         12,230,335

Partners' Equity
   Limited Partner                                3,666,203          4,062,358
   General Partners                                 118,656            197,017
                                               -------------       ------------
                                                  3,784,859          4,259,375
     Total liabilities and
     partners' equity                          $ 14,936,500       $ 16,489,710
                                               =============      =============
SUMMARIZED STATEMENTS OF OPERATIONS:
Rental and other income                        $    722,192       $    698,965
Expenses:
   Operating expenses                               350,042            334,443
   Interest expense                                 248,214            202,677
   Depreciation and
     amortization                                   263,010            117,834
                                               -------------      -------------
     Total expenses                                 861,266            654,954

       Net loss                                $   (139,074)      $     44,011
                                               =============      =============
   Other partners' share
    of net loss                                $     (1,391)      $        440
   Partnership's share
    of net loss                                $   (137,683)      $     43,571
     Suspended loss                                       0                  0
                                               -------------      -------------
   Equity in Loss of
      Project Partnerships                     $   (137,683)      $     43,571
                                               =============      =============

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30 of each year:

                                                     1997              1996
TOTAL SERIES 7-11                                 ----------     --------------
SUMMARIZED BALANCE SHEETS
Assets:
   Current assets                              $  7,902,682       $  8,429,431
   Investment properties,
      net                                       133,523,522        138,395,611
   Other assets                                     204,454            383,045
                                               -------------      -------------
     Total assets                              $141,630,658       $147,208,087
                                               =============      =============
Liabilities and Partners' Equity
   Current liabilities                         $  3,419,600       $  4,830,681
   Long-term debt                               121,069,254        121,580,373
                                               -------------      -------------
     Total liabilities                          124,488,854        126,411,054

Partners' Equity
   Limited Partner                               17,127,259         20,533,238
   General Partners                                  14,545            263,795
                                               -------------       ------------
                                                 17,141,804         20,797,033
     Total liabilities and
     partners' equity                          $141,630,658       $147,208,087
                                               =============      =============
SUMMARIZED STATEMENTS OF OPERATIONS:
Rental and other income                        $  6,705,536       $  6,484,348
Expenses:
   Operating expenses                             3,778,941          3,597,062
   Interest expense                               1,894,551          1,658,299
   Depreciation and
     amortization                                 2,562,458          2,374,668
                                               -------------      -------------
     Total expenses                               8,235,950          7,630,029

       Net loss                                $ (1,530,414)      $ (1,145,681)
                                               =============      =============
   Other partners' share
    of net loss                                $    (15,305)      $    (11,457)
   Partnership's share
    of net loss                                $ (1,515,109)      $ (1,134,224)
     Suspended loss                                  26,954                  0
                                               -------------      -------------
   Equity in Loss of
      Project Partnerships                     $ (1,488,155)      $ (1,134,224)
                                               =============      =============

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations, Liquidity and Capital Resources

   The proceeds from Limited Partner investors' capital contributions available for investment are used to acquire interests in Project Partnerships.

  As disclosed on the statement of operations for each Series, except as described below, interest income is comparable for the six and three months ended September 30, 1997 and September 30, 1996. The General and Administrative expenses - General Partner and General and Administrative expenses - Other for the three and six months ended September 30, 1997 are comparable to September 30, 1996. There were no unusual variations in the operating results between these two periods.

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

  Series 7 - Gateway closed this series on October 16, 1992 after receiving $10,395,000 from 635 Limited Partner investors. Equity in Losses of Project Partnerships were comparable for the six months ended September 30, 1997 and September 30, 1996. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

  At September 30, 1997, the Series had $227,010 of short-term investments (Cash and Cash Equivalents). It also had $482,797 in Zero Coupon Treasuries with annual maturities providing $50,000 in fiscal year 1999 increasing to $80,000 in fiscal year 2008. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $485,612 for the six months ended September 30, 1997. However, after adjusting for Equity in Losses of Project Partnerships of $435,959 and the changes in operating assets and liabilities, net cash used in operating activities was $59,250, primarily due to the payment of the Asset Management Fee of $41,000. Cash provided by investing activities totaled $18,280, consisting of cash distributions from the Project Partnerships.

  Series 8 - Gateway closed this Series on September 28, 1993 after receiving $9,980,000 from 664 Limited Partner investors. Equity in Losses of Project Partnerships were comparable for the six months ended September 30, 1997 and September 30, 1996. At September 30, 1997, the Series had $355,423 of short-term investments (Cash and Cash Equivalents). It also had $455,405 in Zero Coupon Treasuries with annual maturities providing $45,000 in fiscal year 1999 increasing to $82,000 in fiscal year 2008. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $638,965 for the six months ended September 30, 1997. However, after adjusting for Equity in Losses of Project Partnerships of $589,692 and the changes in operating assets and liabilities, net cash used in operating activities was $54,309, primarily due to the payment of the Asset Management Fee of $37,000. Cash provided by investing activities totaled $13,694, consisting primarily of cash distributions of $13,241 from the Project Partnerships. There were no unusual events or trends to describe.

  Series 9 - Gateway closed this Series on September 30, 1993 after receiving $6,254,000 from 406 Limited Partner investors. Equity in Losses of Project Partnerships were comparable for the six months ended September 30, 1997 and September 30, 1996. At September 30, 1997, the Series had $141,782 of short-term investments (Cash and Cash Equivalents). It also had $306,183 in Zero Coupon Treasuries with annual maturities providing $29,000 in fiscal year 1999 increasing to $47,000 in fiscal year 2009. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $242,262 for the six months ended September 30, 1997. However, after adjusting for Equity in Losses of Project Partnerships of $214,375 and the changes in operating assets and liabilities, net cash used in operating activities was $27,204, primarily due to the payment of the Asset Management Fee of $16,000. Cash provided by investing activities totaled $7,173, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

  Series 10 - Gateway closed this Series on January 21, 1994 after receiving $5,043,000 from 325 Limited Partner investors. Equity in Losses of Project Partnerships were comparable for the six months ended September 30, 1997 and September 30, 1996. At September 30, 1997, the Series had $165,825 of short-term investments (Cash and Cash Equivalents). It also had $243,472 in Zero Coupon Treasuries with annual maturities providing $24,000 in fiscal year 1999 increasing to $40,000 in fiscal year 2010. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $123,876 for the six months ended September 30, 1997. However, after adjusting for Equity in Losses of Project Partnerships of $110,446 and the changes in operating assets and liabilities, net cash used in operating activities was $30,011, primarily due to the payment of the Asset Management Fee of $25,000. Cash used in investing activities totaled $3,907, consisting of $3,805 of cash distributions from the Project Partnerships and a decrease in Payable to the Project Partnerships of $7,712. There were no unusual events or trends to describe.

  Series 11 - Gateway closed this Series on April 29, 1994 after receiving $5,127,000 from 330 Limited investors. Equity in losses of Project Partnerships increased from income of $43,571 for the six months ended September 30, 1996 to losses of $137,683 for the six months ended September 30, 1997 due to the number of properties moving from the construction and rent-up phases to fully operational. At September 30, 1997, the Series had $152,352 of short-term investments (Cash and Cash Equivalents). It also had $256,416 in Zero Coupon Treasuries with annual maturities providing $23,000 in fiscal year 1999 increasing to $44,000 in fiscal year 2010. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $147,304 for the six months ended September 30, 1997. However, after adjusting for Equity in Losses of Project Partnerships of $137,683 and the changes in operating assets and liabilities, net cash used in operating activities was $21,702, primarily due to the payment of the Asset Management Fee of $17,000. Cash provided by investing activities totaled $4,669, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

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


                             GATEWAY TAX CREDIT FUND III LTD.
                             (A Florida Limited Partnership)
                             By:  Raymond James Tax Credit Funds,Inc.





Date:  November 3, 1997                   By:/s/ Ronald M. Diner
                                          Ronald M. Diner
                                          President



Date:  November 3, 1997                   By:/s/ Sandra L. Furey
                                          Sandra L. Furey
                                          Secretary and Treasurer