Form 10-Q
period 1997-12-31
GATEWAY TAX CREDIT FUND III LTD
filed 1998-02-11
CIK 881716

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                  FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended             December 31, 1997

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

                      YES     X         NO

                                                 Number of Units
      Title of Each Class                      December 31, 1997
Units of Limited Partnership
Interest:  $1,000 per unit                            36,799

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
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

SERIES 7                                    DECEMBER 31,      MARCH 31,
                                                1997            1997
                                               -------         -------
ASSETS
Current Assets:
 Cash and Cash Equivalents                     $   228,200     $   267,980
 Investments in Securities                          46,830          44,933
 Receivable from Project Partnerships                    0               0
                                               ------------    ------------
  Total Current Assets                         $   275,030     $   312,913

 Investments in Securities                         444,227         421,843
 Investments in Project Partnerships, Net        3,794,242       4,483,546
                                               -----------     -----------
    Total Assets                               $ 4,513,499     $ 5,218,302
                                               ===========     ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                   $    51,749     $    54,499
 Payable to Project Partnerships                         0               0
                                               -----------     -----------
  Total Current Liabilities                         51,749          54,499
                                               -----------     -----------
Long-Term Liabilities:
 Payable to General Partners                       199,165         179,733
                                               -----------     -----------
Partners' Equity:
Limited Partners (10,395 units for Series
7, 9,980 for Series 8, 6,254 for Series 9,
5,043 for Series 10 and 5,127 for Series
11 at December 31, 1997 and March 31,1997)       4,311,237       5,025,507
General Partners                                  (48,652)        (41,437)
                                               -----------     -----------
  Total Partners' Equity                       $ 4,262,585     $ 4,984,070
                                               -----------     -----------
    Total Liabilities and Partners' Equity     $ 4,513,499     $ 5,218,302
                                               ===========     ===========



              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

SERIES 8                                     DECEMBER 31,     MARCH 31,
                                                 1997            1997
                                                -------        -------
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   357,576    $   396,038
 Investments in Securities                           41,838         40,189
 Receivable from Project Partnerships                     0            453
                                                ------------    ------------
  Total Current Assets                          $   399,414    $   436,680

 Investments in Securities                          420,981        400,823
 Investments in Project Partnerships, Net         3,721,176      4,614,122
                                                -----------    -----------
    Total Assets                                $ 4,541,571    $ 5,451,625
                                                ===========    ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                    $    42,332    $    42,185
 Payable to Project Partnerships                          0              0
                                                -----------    -----------
  Total Current Liabilities                          42,332         42,185
                                                -----------    -----------
Long-Term Liabilities:
 Payable to General Partners                        243,855        217,295
                                                -----------    -----------
Partners' Equity:
Limited Partners (10,395 units for Series
7, 9,980 for Series 8, 6,254 for Series 9,
5,043 for Series 10 and 5,127 for Series 11
at December 31, 1997 and March 31, 1997)          4,300,456      5,227,849
General Partners                                   (45,072)       (35,704)
                                                -----------    -----------
  Total Partners' Equity                        $ 4,255,384    $ 5,192,145
                                                -----------    -----------
    Total Liabilities and Partners' Equity      $ 4,541,571    $ 5,451,625
                                                ===========    ===========



              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

SERIES 9                                       DECEMBER        MARCH 31,
                                                31,1997          1997
                                                -------         -------
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   143,905    $   161,813
 Investments in Securities                           27,898         26,879
 Receivable from Project Partnerships                     0              0
                                                ------------    ------------
  Total Current Assets                          $   171,803    $   188,692

 Investments in Securities                          282,798        270,520
 Investments in Project Partnerships, Net         3,520,419      3,848,367
                                                -----------    -----------
    Total Assets                                $ 3,975,020    $ 4,307,579
                                                ===========    ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                    $    24,171    $    24,250
 Payable to Project Partnerships                          0              0
                                                -----------    -----------
  Total Current Liabilities                          24,171         24,250
                                                -----------    -----------
Long-Term Liabilities:
 Payable to General Partners                        138,530        119,002
                                                -----------    -----------
Partners' Equity:
Limited Partners (10,395 units for Series
7, 9,980 for Series 8, 6,254 for Series 9,
5,043 for Series 10 and 5,127 for Series 11
at December 31, 1997 and March 31, 1997)          3,829,033      4,177,521
General Partners                                   (16,714)       (13,194)
                                                -----------    -----------
  Total Partners' Equity                        $ 3,812,319    $ 4,164,327
                                                -----------    -----------
    Total Liabilities and Partners' Equity      $ 3,975,020    $ 4,307,579
                                                ===========    ===========



              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

SERIES 10                                    DECEMBER 31,      MARCH 31,
                                                 1997            1997
                                                -------         -------
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   166,262    $   199,743
 Investments in Securities                           21,913         20,995
 Receivable from Project Partnerships                     0              0
                                                 ------------   ------------
  Total Current Assets                          $   188,175    $   220,738

 Investments in Securities                          225,620        214,600
 Investments in Project Partnerships, Net         3,391,101      3,571,518
                                                -----------    -----------
    Total Assets                                $ 3,804,896    $ 4,006,856
                                                ===========    ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                    $    27,839    $    28,072
 Payable to Project Partnerships                          0          7,712
                                                -----------    -----------
  Total Current Liabilities                          27,839         35,784
                                                -----------    -----------
Long-Term Liabilities:
 Payable to General Partners                         34,356         37,184
                                                -----------    -----------
Partners' Equity:
Limited Partners (10,395 units for Series
7, 9,980 for Series 8, 6,254 for Series 9,
5,043 for Series 10 and 5,127 for Series 11
at December 31, 1997 and March 31, 1997)          3,749,454      3,938,729
General Partners                                    (6,753)        (4,841)
                                                -----------    -----------
  Total Partners' Equity                        $ 3,742,701    $ 3,933,888
                                                -----------    -----------
    Total Liabilities and Partners' Equity      $ 3,804,896    $ 4,006,856
                                                ===========    ===========



              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

SERIES 11                                    DECEMBER 31,      MARCH 31,
                                                 1997            1997
                                                -------         -------
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   152,984    $   169,385
 Investments in Securities                           20,910         19,915
 Receivable from Project Partnerships                     0              0
                                                 ------------   ------------
  Total Current Assets                          $   173,894    $   189,300

 Investments in Securities                          240,187        227,438
 Investments in Project Partnerships, Net         3,880,253      4,070,301
                                                -----------    -----------
    Total Assets                                $ 4,294,334    $ 4,487,039
                                                ===========    ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                    $    27,481    $    27,882
 Payable to Project Partnerships                          0              0
                                                -----------    -----------
  Total Current Liabilities                          27,481         27,882
                                                -----------    -----------
Long-Term Liabilities:
 Payable to General Partners                          8,899          8,161
                                                -----------    -----------
Partners' Equity:
Limited Partners (10,395 units for Series
7, 9,980 for Series 8, 6,254 for Series 9,
5,043 for Series 10 and 5,127 for Series 11
at December 31, 1997 and March 31, 1997)          4,261,365      4,452,477
General Partners                                    (3,411)        (1,481)
                                                -----------    -----------
  Total Partners' Equity                        $ 4,257,954    $ 4,450,996
                                                -----------    -----------
    Total Liabilities and Partners' Equity      $ 4,294,334    $ 4,487,039
                                                ===========    ===========



              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

TOTAL SERIES 7 - 11                          DECEMBER 31,      MARCH 31,
                                                 1997            1997
                                                -------         -------
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $ 1,048,927    $ 1,194,959
 Investments in Securities                          159,389        152,911
 Receivable from Project Partnerships                     0            453
                                                 ------------   ------------
  Total Current Assets                          $ 1,208,316    $ 1,348,323

 Investments in Securities                        1,613,813      1,535,224
 Investments in Project Partnerships, Net        18,307,191     20,587,854
                                                -----------    -----------
    Total Assets                                $21,129,320    $23,471,401
                                                ===========    ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                    $   173,572    $   176,888
 Payable to Project Partnerships                          0          7,712
                                                -----------    -----------
  Total Current Liabilities                         173,572        184,600
                                                -----------    -----------
Long-Term Liabilities:
 Payable to General Partners                        624,805        561,375
                                                -----------    -----------
Partners' Equity:
Limited Partners (10,395 units for Series
7, 9,980 for Series 8, 6,254 for Series 9,
5,043 for Series 10 and 5,127 for Series 11
at December 31, 1997 and March 31, 1997)         20,451,545     22,822,083
General Partners                                  (120,602)       (96,657)
                                                -----------    -----------
  Total Partners' Equity                        $20,330,943    $22,725,426
                                                -----------    -----------
    Total Liabilities and Partners' Equity      $21,129,320    $23,471,401
                                                ===========    ===========



              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED DECEMBER 31,

SERIES 7                                        1997            1996
                                                ----            ----
Revenues:
 Interest Income                                $    33,835   $    32,878
                                                -----------   -----------
Expenses:
 Asset Management Fee-General Partner                59,796        58,500
 General and Administrative:
  General Partner                                    11,059         8,874
  Other                                              16,681        14,476
 Amortization                                        16,298        16,432
                                                -----------   -----------
  Total Expenses                                    103,834        98,282
                                                -----------   -----------
Loss Before Equity in Losses
 of Project Partnerships                           (69,999)      (65,404)
Equity in Losses of Project
 Partnerships                                     (651,486)     (676,579)
                                                 ----------    ----------
Net Loss                                       $  (721,485)  $  (741,983)
                                                ===========   ===========
Allocation of Net Loss:
 Limited Partners                              $  (714,270)  $  (734,563)
 General Partners                                   (7,215)       (7,420)
                                                -----------   -----------
                                               $  (721,485)  $  (741,983)
                                                ===========   ===========
Net Loss Per Number of Limited
Partnership Units                              $    (68.71)  $    (70.67)
                                               ============  ============
Number of Limited Partnership Units
Outstanding                                          10,395        10,395
                                               ============  ============




              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED DECEMBER 31,

SERIES 8                                        1997           1996
                                                ----           ----
Revenues:
 Interest Income                              $    35,614     $    37,445
                                              -----------     -----------
Expenses:
 Asset Management Fee-General Partner              65,928          64,500
 General and Administrative:
  General Partner                                  12,192           9,785
  Other                                            17,276          15,637
 Amortization                                       9,664           9,805
                                              -----------     -----------
  Total Expenses                                  105,060          99,727
                                              -----------     -----------
Loss Before Equity in Losses
 of Project Partnerships                         (69,446)        (62,282)
Equity in Losses of Project
 Partnerships                                   (867,315)       (792,107)
                                               ----------      ----------
Net Loss                                     $  (936,761)    $  (854,389)
                                              ===========     ===========
Allocation of Net Loss:
 Limited Partners                            $  (927,393)    $  (845,845)
 General Partners                                 (9,368)         (8,544)
                                              -----------     -----------
                                             $  (936,761)    $  (854,389)
                                              ===========     ===========
Net Loss Per Number of Limited
Partnership Units                            $    (92.93)    $    (84.75)
                                             ============    ============
Number of Limited Partnership Units
Outstanding                                         9,980           9,980
                                             ============    ============




              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED DECEMBER 31,

SERIES 9                                        1997            1996
                                                ----            ----
Revenues:
 Interest Income                                $    19,081   $    19,885
                                                -----------   -----------
Expenses:
 Asset Management Fee-General Partner                36,797        36,000
 General and Administrative:
  General Partner                                     6,805         5,462
  Other                                               9,636         8,892
 Amortization                                         5,337         5,337
                                                -----------   -----------
  Total Expenses                                     58,575        55,691
                                                -----------   -----------
Loss Before Equity in Losses
 of Project Partnerships                           (39,494)      (35,806)
Equity in Losses of Project
 Partnerships                                     (312,514)     (342,005)
                                                 ----------    ----------
Net Loss                                       $  (352,008)  $  (377,811)
                                                ===========   ===========
Allocation of Net Loss:
 Limited Partners                              $  (348,488)  $  (374,033)
 General Partners                                   (3,520)       (3,778)
                                                -----------   -----------
                                               $  (352,008)  $  (377,811)
                                                ===========   ===========
Net Loss Per Number of Limited
Partnership Units                              $    (55.72)  $    (59.81)
                                               ============  ============
Number of Limited Partnership Units
Outstanding                                           6,254         6,254
                                               ============  ============




              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED DECEMBER 31,

SERIES 10                                       1997            1996
                                                ----            ----
Revenues:
 Interest Income                               $    18,967    $    19,065
                                               -----------    -----------
Expenses:
 Asset Management Fee-General Partner               22,999         22,500
 General and Administrative:
  General Partner                                    4,253          3,412
  Other                                              6,290          6,158
 Amortization                                        4,380          4,412
                                               -----------    -----------
  Total Expenses                                    37,922         36,482
                                               -----------    -----------
Loss Before Equity in Losses
 of Project Partnerships                          (18,955)       (17,417)
Equity in Losses of Project
 Partnerships                                    (172,232)      (148,096)
                                                ----------     ----------
Net Loss                                      $  (191,187)   $  (165,513)
                                               ===========    ===========
Allocation of Net Loss:
 Limited Partners                             $  (189,275)   $  (163,858)
 General Partners                                  (1,912)        (1,655)
                                               -----------    -----------
                                              $  (191,187)   $  (165,513)
                                               ===========    ===========
Net Loss Per Number of Limited
Partnership Units                             $    (37.53)   $    (32.49)
                                              ============   ============
Number of Limited Partnership Units
Outstanding                                          5,043          5,043
                                              ============   ============




              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED DECEMBER 31,

SERIES 11                                       1997            1996
                                                ----            ----
Revenues:
 Interest Income                               $    19,858    $    23,447
                                               -----------    -----------
Expenses:
 Asset Management Fee-General Partner               18,399         18,000
 General and Administrative:
  General Partner                                    3,402          2,728
  Other                                              6,030          5,357
 Amortization                                        5,391          5,188
                                               -----------    -----------
  Total Expenses                                    33,222         31,273
                                               -----------    -----------
Loss Before Equity in Losses
 of Project Partnerships                          (13,364)        (7,826)
Equity in Losses of Project
 Partnerships                                    (179,678)         73,769
                                                ----------     ----------
Net Loss                                      $  (193,042)    $    65,943
                                              ============   ============

Allocation of Net Loss:
 Limited Partners                             $  (191,112)    $    65,284
 General Partners                                  (1,930)            659
                                               -----------    -----------
                                              $  (193,042)    $    65,943
                                               ===========    ===========
Net Loss Per Number of Limited
Partnership Units                             $    (37.28)    $     12.73
                                              ============   ============
Number of Limited Partnership Units
Outstanding                                          5,127          5,127
                                              ============   ============




              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED DECEMBER 31,

TOTAL SERIES 7 - 11                             1997            1996
                                                ----            ----
Revenues:
 Interest Income                                $   127,355   $   132,720
                                                -----------   -----------
Expenses:
 Asset Management Fee-General Partner               203,919       199,500
 General and Administrative:
  General Partner                                    37,711        30,261
  Other                                              55,913        50,520
 Amortization                                        41,070        41,174
                                                -----------   -----------
  Total Expenses                                    338,613       321,455
                                                -----------   -----------
Loss Before Equity in Losses
 of Project Partnerships                          (211,258)     (188,735)
Equity in Losses of Project
 Partnerships                                   (2,183,225)   (1,885,018)
                                                 ----------    ----------
Net Loss                                       $(2,394,483)  $(2,073,753)
                                                ===========   ===========
Allocation of Net Loss:
 Limited Partners                              $(2,370,538)  $(2,053,015)
 General Partners                                  (23,945)      (20,738)
                                                -----------   -----------
                                               $(2,394,483)  $(2,073,753)
                                                ===========   ===========




              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED DECEMBER 31,

SERIES 7                                        1997            1996
                                                ----            ----
Revenues:
 Interest Income                               $    11,190    $    10,938
                                               -----------    -----------
Expenses:
 Asset Management Fee-General Partner               20,148         19,500
 General and Administrative:
  General Partner                                    3,587          2,954
  Other                                              2,382          2,160
 Amortization                                        5,419          5,486
                                               -----------    -----------
  Total Expenses                                    31,536         30,100
                                               -----------    -----------
Loss Before Equity in Losses
 of Project Partnerships                          (20,346)       (19,162)
Equity in Losses of Project
 Partnerships                                    (215,527)      (248,641)
                                                ----------     ----------
Net Loss                                      $  (235,873)   $  (267,803)
                                               ===========    ===========
Allocation of Net Loss:
 Limited Partners                             $  (233,514)   $  (265,125)
 General Partners                                  (2,359)        (2,678)
                                               -----------    -----------
                                              $  (235,873)   $  (267,803)
                                               ===========    ===========
Net Loss Per Number of Limited
Partnership Units                             $    (22.46)   $    (25.51)
                                              ============   ============
Number of Limited Partnership Units
Outstanding                                         10,395         10,395
                                              ============   ============




              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED DECEMBER 31,

SERIES 8                                        1997            1996
                                                ----            ----
Revenues:
 Interest Income                               $    11,993    $    11,669
                                               -----------    -----------
Expenses:
 Asset Management Fee-General Partner               22,214         21,500
 General and Administrative:
  General Partner                                    3,952          3,257
  Other                                              2,325          2,246
 Amortization                                        3,675          3,745
                                               -----------    -----------
  Total Expenses                                    32,166         30,748
                                               -----------    -----------
Loss Before Equity in Losses
 of Project Partnerships                          (20,173)       (19,079)
Equity in Losses of Project
 Partnerships                                    (277,623)      (372,161)
                                                ----------     ----------
Net Loss                                      $  (297,796)   $  (391,240)
                                               ===========    ===========
Allocation of Net Loss:
 Limited Partners                             $  (294,818)   $  (387,327)
 General Partners                                  (2,978)        (3,913)
                                               -----------    -----------
                                              $  (297,796)   $  (391,240)
                                               ===========    ===========
Net Loss Per Number of Limited
Partnership Units                             $    (29.54)   $    (38.81)
                                              ============   ============
Number of Limited Partnership Units
Outstanding                                          9,980          9,980
                                              ============   ============




              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED DECEMBER 31,

SERIES 9                                        1997            1996
                                                ----            ----
Revenues:
 Interest Income                                $     6,356   $     8,436
                                                -----------   -----------
Expenses:
 Asset Management Fee-General Partner                12,398        12,000
 General and Administrative:
  General Partner                                     2,206         1,818
  Other                                               1,580         1,373
 Amortization                                         1,779         1,779
                                                -----------   -----------
  Total Expenses                                     17,963        16,970
                                                -----------   -----------
Loss Before Equity in Losses
 of Project Partnerships                           (11,607)       (8,534)
Equity in Losses of Project
 Partnerships                                      (98,139)     (116,661)
                                                 ----------    ----------
Net Loss                                       $  (109,746)  $  (125,195)
                                                ===========   ===========
Allocation of Net Loss:
 Limited Partners                              $  (108,649)  $  (123,943)
 General Partners                                   (1,097)       (1,252)
                                                -----------   -----------
                                               $  (109,746)  $  (125,195)
                                                ===========   ===========
Net Loss Per Number of Limited
Partnership Units                              $    (17.37)  $    (19.82)
                                               ============  ============
Number of Limited Partnership Units
Outstanding                                           6,254         6,254
                                               ============  ============




              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED DECEMBER 31,

SERIES 10                                       1997            1996
                                                ----            ----
Revenues:
 Interest Income                               $     6,191    $     6,032
                                               -----------    -----------
Expenses:
 Asset Management Fee-General Partner                7,749          7,500
 General and Administrative:
  General Partner                                    1,378          1,136
  Other                                              1,129          1,101
 Amortization                                        1,460          1,476
                                               -----------    -----------
  Total Expenses                                    11,716         11,213
                                               -----------    -----------
Loss Before Equity in Losses
 of Project Partnerships                           (5,525)        (5,181)
Equity in Losses of Project
 Partnerships                                     (61,786)       (43,529)
                                                ----------     ----------
Net Loss                                      $   (67,311)   $   (48,710)
                                               ===========    ===========
Allocation of Net Loss:
 Limited Partners                             $   (66,638)   $   (48,223)
 General Partners                                    (673)          (487)
                                               -----------    -----------
                                              $   (67,311)   $   (48,710)
                                               ===========    ===========
Net Loss Per Number of Limited
Partnership Units                             $    (13.21)   $     (9.56)
                                              ============   ============
Number of Limited Partnership Units
Outstanding                                          5,043          5,043
                                              ============   ============




              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED DECEMBER 31,

SERIES 11                                       1997            1996
                                                ----            ----
Revenues:
 Interest Income                                $     6,639   $     7,451
                                                -----------   -----------
Expenses:
 Asset Management Fee-General Partner                 6,199         6,000
 General and Administrative:
  General Partner                                     1,102           908
  Other                                               1,284         1,081
 Amortization                                         1,797         1,663
                                                -----------   -----------
  Total Expenses                                     10,382         9,652
                                                -----------   -----------
Loss Before Equity in Losses
 of Project Partnerships                            (3,743)       (2,201)
Equity in Losses of Project
 Partnerships                                      (41,995)        30,198
                                                 ----------    ----------
Net Loss                                       $   (45,738)   $    27,997
                                                ===========   ===========
Allocation of Net Loss:
 Limited Partners                              $   (45,281)   $    27,717
 General Partners                                     (457)           280
                                                -----------   -----------
                                               $   (45,738)   $    27,997
                                                ===========   ===========
Net Loss Per Number of Limited
Partnership Units                              $     (8.83)   $      5.41
                                               ============  ============
Number of Limited Partnership Units
Outstanding                                           5,127         5,127
                                               ============  ============




              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED DECEMBER 31,

TOTAL SERIES 7 - 11                             1997            1996
                                                ----            ----
Revenues:
 Interest Income                                $    42,369   $    44,526
                                                -----------   -----------
Expenses:
 Asset Management Fee-General Partner                68,708        66,500
 General and Administrative:
  General Partner                                    12,225        10,073
  Other                                               8,700         7,961
 Amortization                                        14,130        14,149
                                                -----------   -----------
  Total Expenses                                    103,763        98,683
                                                -----------   -----------
Loss Before Equity in Losses
 of Project Partnerships                           (61,394)      (54,157)
Equity in Losses of Project
 Partnerships                                     (695,070)     (750,794)
                                                 ----------    ----------
Net Loss                                       $  (756,464)  $  (804,951)
                                                ===========   ===========
Allocation of Net Loss:
 Limited Partners                              $  (748,899)  $  (796,901)
 General Partners                                   (7,565)       (8,050)
                                                -----------   -----------
                                               $  (756,464)  $  (804,951)
                                                ===========   ===========




              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

           FOR THE NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996:



                                Limited         General
SERIES 7                        Partners        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1996       $ 6,042,156    $   (31,168)     $ 6,010,988

Net Loss                          (734,563)         (7,420)       (741,983)
                                -----------     -----------     -----------

Balance at December 31, 1996    $ 5,307,593    $   (38,588)     $ 5,269,005
                               ============    ============    ============


Balance at March 31, 1997       $ 5,025,507    $   (41,437)     $ 4,984,070

Net Loss                          (714,270)         (7,215)       (721,485)
                                -----------     -----------     -----------

Balance at December 31, 1997    $ 4,311,237    $   (48,652)     $ 4,262,585
                               ============    ============    ============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

           FOR THE NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996:



                                Limited         General
SERIES 8                        Partners        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1996       $ 6,306,146    $   (24,812)     $ 6,281,334

Net Loss                          (845,845)         (8,544)       (854,389)
                                -----------     -----------     -----------

Balance at December 31, 1996    $ 5,460,301    $   (33,356)     $ 5,426,945
                               ============    ============    ============


Balance at March 31, 1997       $ 5,227,849    $   (35,704)     $ 5,192,145

Net Loss                          (927,393)         (9,368)       (936,761)
                                -----------     -----------     -----------

Balance at December 31, 1997    $ 4,300,456    $   (45,072)     $ 4,255,384
                               ============    ============    ============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

           FOR THE NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996:



                                Limited         General
SERIES 9                        Partners        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1996       $ 4,729,151    $    (7,622)     $ 4,721,529

Net Loss                          (374,033)         (3,778)       (377,811)
                                -----------     -----------     -----------

Balance at December 31, 1996    $ 4,355,118    $   (11,400)     $ 4,343,718
                               ============    ============    ============


Balance at March 31, 1997       $ 4,177,521    $   (13,194)     $ 4,164,327

Net Loss                          (348,488)         (3,520)       (352,008)
                                -----------     -----------     -----------

Balance at December 31, 1997    $ 3,829,033    $   (16,714)     $ 3,812,319
                               ============    ============    ============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

           FOR THE NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996:



                                Limited         General
SERIES 10                       Partners        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1996       $ 4,151,503    $    (2,692)     $ 4,148,811

Net Loss                          (163,858)         (1,655)       (165,513)
                                -----------     -----------     -----------

Balance at December 31, 1996    $ 3,987,645    $    (4,347)     $ 3,983,298
                               ============    ============    ============


Balance at March 31, 1997       $ 3,938,729    $    (4,841)     $ 3,933,888

Net Loss                          (189,275)         (1,912)       (191,187)
                                -----------     -----------     -----------

Balance at December 31, 1997    $ 3,749,454    $    (6,753)     $ 3,742,701
                               ============    ============    ============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

           FOR THE NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996:



                                Limited         General
SERIES 11                       Partners        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1996       $ 4,646,546     $       479     $ 4,647,025

Net Loss                             65,284             659          65,943
                                -----------     -----------     -----------

Balance at December 31, 1996    $ 4,711,830     $     1,138     $ 4,712,968
                               ============    ============    ============


Balance at March 31, 1997       $ 4,452,477    $    (1,481)     $ 4,450,996

Net Loss                          (191,112)         (1,930)       (193,042)
                                -----------     -----------     -----------

Balance at December 31, 1997    $ 4,261,365    $    (3,411)     $ 4,257,954
                               ============    ============    ============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

           FOR THE NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996:



                                Limited         General
TOTAL SERIES 7 - 11             Partners        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1996       $25,875,502    $   (65,815)     $25,809,687

Net Loss                        (2,053,015)        (20,738)     (2,073,753)
                                -----------     -----------     -----------

Balance at December 31, 1996    $23,822,487    $   (86,553)     $23,735,934
                               ============    ============    ============


Balance at March 31, 1997       $22,822,083    $   (96,657)     $22,725,426

Net Loss                        (2,370,538)        (23,945)     (2,394,483)
                                -----------     -----------     -----------

Balance at December 31, 1997    $20,451,545    $  (120,602)     $20,330,943
                               ============    ============    ============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996:
SERIES 7                                         1997           1996
--------                                         ----           ----
Cash Flows from Operating Activities:
  Net Loss                                     $  (721,485)  $  (741,983)
  Adjustments to Reconcile Net Loss to Net
Cash Provided by (Used in) Operating
Activities:
   Amortization                                      16,298        16,432
   Accreted Interest Income on Investments
in Securities                                      (24,281)      (24,321)
   Equity in Losses of Project Partnerships         651,486       676,579
   Payment of Asset Management Fee                 (40,364)      (40,146)
Changes in Operating Assets and
Liabilities:
    Increase in Payable to General Partners          57,046        59,550
                                                -----------   -----------
     Net Cash Used in Operating Activities         (61,300)      (53,889)
                                                -----------   -----------
Cash Flows from Investing Activities:
  Investments in Project Partnerships                     0       (3,333)
  (Increase) Decrease in Receivable from
Project Partnerships                                      0             0
  Acquisition Fees and Expenses                           0         (272)
  Distributions Received from Project
Partnerships                                         21,520        18,925
  Increase (Decrease) in Payable to Project
Partnerships - Capital Contributions                      0             0
                                                -----------   -----------
     Net Cash Provided by (Used in)
Investing Activities                                 21,520        15,320
                                                -----------   -----------
Increase (Decrease) in Cash and Cash
Equivalents                                        (39,780)      (38,569)
Cash and Cash Equivalents at Beginning of
Year                                                267,980       259,782
                                                -----------   -----------
Cash and Cash Equivalents at End of Year        $   228,200   $   221,213
                                                ===========   ===========









              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996:
SERIES 8                                         1997           1996
--------                                         ----           ----
Cash Flows from Operating Activities:
  Net Loss                                     $  (936,761)  $  (854,389)
  Adjustments to Reconcile Net Loss to Net
Cash Provided by (Used in) Operating
Activities:
   Amortization                                       9,664         9,805
   Accreted Interest Income on Investments
in Securities                                      (21,807)      (21,871)
   Equity in Losses of Project Partnerships         867,315       792,107
   Payment of Asset Management Fee                 (39,368)      (26,810)
Changes in Operating Assets and
Liabilities:
    Increase in Payable to General Partners          66,075        62,723
                                                -----------   -----------
     Net Cash Used in Operating Activities         (54,882)      (38,435)
                                                -----------   -----------
Cash Flows from Investing Activities:
  Investments in Project Partnerships                     0           453
  (Increase) Decrease in Receivable from
Project Partnerships                                    453        75,574
  Acquisition Fees and Expenses                           0             0
  Distributions Received from Project
Partnerships                                         15,967        21,403
  Increase (Decrease) in Payable to Project
Partnerships - Capital Contributions                      0             0
                                                -----------   -----------
     Net Cash Provided by (Used in)
Investing Activities                                 16,420        97,430
                                                -----------   -----------
Increase (Decrease) in Cash and Cash
Equivalents                                        (38,462)        58,995
Cash and Cash Equivalents at Beginning of
Year                                                396,038       295,021
                                                -----------   -----------
Cash and Cash Equivalents at End of Year        $   357,576   $   354,016
                                                ===========   ===========







              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996:
SERIES 9                                         1997           1996
--------                                         ----           ----
Cash Flows from Operating Activities:
  Net Loss                                     $  (352,008)  $  (377,811)
  Adjustments to Reconcile Net Loss to Net
Cash Provided by (Used in) Operating
Activities:
   Amortization                                       5,337         5,337
   Accreted Interest Income on Investments
in Securities                                      (13,297)      (13,457)
   Equity in Losses of Project Partnerships         312,514       342,005
   Payment of Asset Management Fee                 (17,269)       (8,709)
Changes in Operating Assets and
Liabilities:
    Increase in Payable to General Partners          36,718        34,897
                                                -----------   -----------
     Net Cash Used in Operating Activities         (28,005)      (17,738)
                                                -----------   -----------
Cash Flows from Investing Activities:
  Investments in Project Partnerships                     0        18,076
  (Increase) Decrease in Receivable from
Project Partnerships                                      0         8,545
  Acquisition Fees and Expenses                           0             0
  Distributions Received from Project
Partnerships                                         10,097         6,160
  Increase (Decrease) in Payable to Project
Partnerships - Capital Contributions                      0             0
                                                -----------   -----------
     Net Cash Provided by (Used in)
Investing Activities                                 10,097        32,781
                                                -----------   -----------
Increase (Decrease) in Cash and Cash
Equivalents                                        (17,908)        15,043
Cash and Cash Equivalents at Beginning of
Year                                                161,813       112,252
                                                -----------   -----------
Cash and Cash Equivalents at End of Year        $   143,905   $   127,295
                                                ===========   ===========







              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996:
SERIES 10                                        1997           1996
--------                                         ----           ----
Cash Flows from Operating Activities:
  Net Loss                                     $  (191,187)  $  (165,513)
  Adjustments to Reconcile Net Loss to Net
Cash Provided by (Used in) Operating
Activities:
   Amortization                                       4,380         4,412
   Accreted Interest Income on Investments
in Securities                                      (11,938)      (11,963)
   Equity in Losses of Project Partnerships         172,232       148,096
   Payment of Asset Management Fee                 (25,826)      (12,141)
Changes in Operating Assets and
Liabilities:
    Increase in Payable to General Partners          22,765        21,990
                                                -----------   -----------
     Net Cash Used in Operating Activities         (29,574)      (15,119)
                                                -----------   -----------
Cash Flows from Investing Activities:
  Investments in Project Partnerships                     0             0
  (Increase) Decrease in Receivable from
Project Partnerships                                      0        13,059
  Acquisition Fees and Expenses                           0             0
  Distributions Received from Project
Partnerships                                          3,805         3,070
  Increase (Decrease) in Payable to Project
Partnerships - Capital Contributions                (7,712)             0
                                                -----------   -----------
     Net Cash Provided by (Used in)
Investing Activities                                (3,907)        16,129
                                                -----------   -----------
Increase (Decrease) in Cash and Cash
Equivalents                                        (33,481)         1,010
Cash and Cash Equivalents at Beginning of
Year                                                199,743       162,576
                                                -----------   -----------
Cash and Cash Equivalents at End of Year        $   166,262   $   163,586
                                                ===========   ===========







              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996:
SERIES 11                                        1997           1996
--------                                         ----           ----
Cash Flows from Operating Activities:
  Net Loss                                     $  (193,042)    $   65,943
  Adjustments to Reconcile Net Loss to Net
Cash Provided by (Used in) Operating
Activities:
   Amortization                                       5,391         5,188
   Accreted Interest Income on Investments
in Securities                                      (13,744)      (13,697)
   Equity in Losses of Project Partnerships         179,678      (73,769)
   Payment of Asset Management Fee                 (17,661)      (20,342)
Changes in Operating Assets and
Liabilities:
    Increase in Payable to General Partners          17,998        13,053
                                                -----------   -----------
     Net Cash Used in Operating Activities         (21,380)      (23,624)
                                                -----------   -----------
Cash Flows from Investing Activities:
  Investments in Project Partnerships                     0        58,925
  (Increase) Decrease in Receivable from
Project Partnerships                                      0         8,250
  Acquisition Fees and Expenses                           0         (178)
  Distributions Received from Project
Partnerships                                          4,979         1,500
  Increase (Decrease) in Payable to Project
Partnerships - Capital Contributions                      0     (279,887)
                                                -----------   -----------
     Net Cash Provided by (Used in)
Investing Activities                                  4,979     (211,390)
                                                -----------   -----------
Increase (Decrease) in Cash and Cash
Equivalents                                        (16,401)     (235,014)
Cash and Cash Equivalents at Beginning of
Year                                                169,385       365,027
                                                -----------   -----------
Cash and Cash Equivalents at End of Year        $   152,984   $   130,013
                                                ===========   ===========







              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996:
TOTAL SERIES 7 - 11                              1997           1996
-------------------                              ----           ----
Cash Flows from Operating Activities:
  Net Loss                                     $(2,394,483)  $(2,073,753)
  Adjustments to Reconcile Net Loss to Net
Cash Provided by (Used in) Operating
Activities:
   Amortization                                      41,070        41,174
   Accreted Interest Income on Investments
in Securities                                      (85,067)      (85,309)
   Equity in Losses of Project Partnerships       2,183,225     1,885,018
   Payment of Asset Management Fee                (140,488)     (108,148)
Changes in Operating Assets and
Liabilities:
    Increase in Payable to General Partners         200,602       192,213
                                                -----------   -----------
     Net Cash Used in Operating Activities        (195,141)     (148,805)
                                                -----------   -----------
Cash Flows from Investing Activities:
  Investments in Project Partnerships                     0        74,121
  (Increase) Decrease in Receivable from
Project Partnerships                                    453       105,428
  Acquisition Fees and Expenses                           0         (450)
  Distributions Received from Project
Partnerships                                         56,368        51,058
  Increase (Decrease) in Payable to Project
Partnerships - Capital Contributions                (7,712)     (279,887)
                                                -----------   -----------
     Net Cash Provided by (Used in)
Investing Activities                                 49,109      (49,730)
                                                -----------   -----------
Increase (Decrease) in Cash and Cash
Equivalents                                       (146,032)     (198,535)
Cash and Cash Equivalents at Beginning of
Year                                              1,194,959     1,194,658
                                                -----------   -----------
Cash and Cash Equivalents at End of Year        $ 1,048,927   $   996,123
                                                ===========   ===========






              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND III LTD.
                       (A Florida Limited Partnership)

                        NOTES TO FINANCIAL STATEMENTS

                              DECEMBER 31, 1997

NOTE 1 - ORGANIZATION:

   Gateway Tax Credit Fund III Ltd. ("Gateway"), a Florida Limited Partnership, was formed October 17, 1991 under the laws of Florida. Gateway offered its limited partnership interests in Series. The first Series for Gateway is Series 7. Operations commenced on July 16, 1992 for Series 7, January 4, 1993 for Series 8, September 30, 1993 for Series 9, January 21, 1994 for Series 10 and April 29, 1994 for Series 11. Each Series invests, as a limited partner, in other limited partnerships ("Project Partnerships"), each of which owns and operates apartment complexes eligible for Low-Income Housing Tax Credits ("Tax Credits"), provided for in Section 42 of the Internal Revenue Code of 1986. Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the Limited Partnership Agreement. As of December 31, 1997, Gateway had received capital contributions of $1,000 from the General Partners and $36,799,000 from the investor Limited Partners.

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


NOTE 3 - INVESTMENT IN SECURITIES:

   The December 31, 1997 Balance Sheet includes Investment in Securities consisting of U.S. Treasury Security Strips which represents their cost, plus accreted interest income of $146,183 for Series 7, $121,931 for Series 8, $65,603 for Series 9, $54,774 for Series 10 and $59,327 for Series 11.

                                                          Gross Unrealized
                   Estimated Market       Cost Plus          Gains and
                         Value        Accreted Interest       (Losses)
                   -----------------  -----------------   ----------------
Series 2                  $  523,038         $  491,057           $  31,981
Series 3                     484,183            462,818              21,365
Series 4                     314,744            310,696               4,048
Series 5                     261,688            247,533              14,155
Series 6                     285,609            261,097              24,512

  As of December 31, 1997, the cost and accreted interest of debt securities by contractual maturities is as follows:

                                  Series 7       Series 8       Series 9
                                  --------       --------       --------
Due with 1 year                    $   46,830     $   41,838     $   27,898
After 1 year through 5 years          186,296        172,193        109,199
After 5 years through 10 years        217,363        208,505        126,647
Over 10 years                          40,568         40,282         46,952
                                   ----------     ----------     ----------
  Total Amount Carried on
Balance Sheet                      $  491,057     $  462,818     $  310,696
                                   ==========     ==========     ==========


                                 Series 10      Series 11        Total
                                  --------       --------       --------
Due with 1 year                    $   21,913     $   20,910     $  159,389
After 1 year through 5 years           84,379         84,443        636,510
After 5 years through 10 years         90,949        101,156        744,620
Over 10 years                          50,292         54,588        232,682
                                   ----------     ----------     ----------
  Total Amount Carried on
Balance Sheet                      $  247,533     $  261,097     $1,773,201
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

  For the nine months ended December 31, 1997 and 1996 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

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

 Series 7            $ 59,796       $ 58,500
 Series 8              65,928         64,500
 Series 9              36,797         36,000
 Series 10             22,999         22,500
 Series 11             18,399         18,000
                     --------       --------
 Total               $203,919       $199,500
                     ========       ========

  General  and  Administrative Expenses -  The Managing  General  Partner  is
reimbursed  for  general  and  administrative  expenses  of  Gateway  on   an
accountable basis.  This expense is included in the Statement of Operations.

 Series 7           $  11,059      $   8,874
 Series 8              12,192          9,785
 Series 9               6,805          5,462
 Series 10              4,253          3,412
 Series 11              3,402          2,728
                     --------       --------
 Total               $ 37,711       $ 30,261
                     ========       ========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of December 31, 1997, the Partnership had acquired an interest in 39 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes. The Partnership, as the Investor Limited Partner pursuant to the Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.

  The following is a summary of Investments in Project Partnerships as of:

SERIES 7                                      DECEMBER 31,
                                                  1997      MARCH 31, 1997
                                             -------------- --------------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships       $ 7,732,089     $ 7,732,089

Accumulated accretion/(amortization) of the
excess of the book value of the underlying
assets of Project Partnerships over the               1,640           1,172
purchase price (1)

Cumulative equity in losses of Project
Partnerships (2)                                (4,524,421)     (3,872,935)

Cumulative distributions received from
Project Partnerships                               (88,727)        (67,207)

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      793,335         793,335
 Accumulated amortization of acquisition
fees and expenses                                 (119,674)       (102,908)
                                               ------------    ------------

Investments in Project Partnerships             $ 3,794,242     $ 4,483,546
                                               ============    ============


(1) Includes amounts representing accumulated accretion or (amortization) of the difference between the book value of the underlying assets of the Project Partnerships over or under the purchase price. At December 31, 1997 and March 31, 1997 these excess costs were $18,470.
(2) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $70,487 for the period ended December 31, 1997 and cumulative suspended losses of $40,687 for the year ended March 31, 1997 are not included.

   As of December 31, 1997, the Partnership had acquired an interest in 43 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes. The Partnership, as the Investor Limited Partner pursuant to the Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.

  The following is a summary of Investments in Project Partnerships as of:

SERIES 8                                      DECEMBER 31,
                                                  1997      MARCH 31, 1997
                                             -------------- --------------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships       $ 7,586,105     $ 7,586,105

Accumulated accretion/(amortization) of the
excess of the book value of the underlying
assets of Project Partnerships over the               2,851           2,317
purchase price (1)

Cumulative equity in losses of Project
Partnerships (2)                                (4,275,949)     (3,408,634)

Cumulative distributions received from
Project Partnerships                               (72,953)        (56,986)

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      549,773         549,773
 Accumulated amortization of acquisition
fees and expenses                                  (68,651)        (58,453)
                                               ------------    ------------

Investments in Project Partnerships             $ 3,721,176     $ 4,614,122
                                               ============    ============


(1) Includes amounts representing accumulated accretion or (amortization) of the difference between the book value of the underlying assets of the Project Partnerships over or under the purchase price. At December 31, 1997 and March 31, 1997 these excess costs were $24,830.
(2) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $31,695 for the period ended December 31, 1997 and cumulative suspended losses of $24,072 for the year ended March 31, 1997 are not included.

   As of December 31, 1997, the Partnership had acquired an interest in 24 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes. The Partnership, as the Investor Limited Partner pursuant to the Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.

  The following is a summary of Investments in Project Partnerships as of:

SERIES 9                                      DECEMBER 31,
                                                  1997      MARCH 31, 1997
                                             -------------- --------------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships       $ 4,914,116     $ 4,914,116

Accumulated accretion/(amortization) of the
excess of the book value of the underlying
assets of Project Partnerships over the                 619             727
purchase price (1)

Cumulative equity in losses of Project
Partnerships (2)                                (1,564,744)     (1,252,230)

Cumulative distributions received from
Project Partnerships                               (45,440)        (35,343)

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      244,087         244,087
 Accumulated amortization of acquisition
fees and expenses                                  (28,219)        (22,990)
                                               ------------    ------------

Investments in Project Partnerships             $ 3,520,419     $ 3,848,367
                                               ============    ============


(1) Includes amounts representing accumulated accretion or (amortization) of the difference between the book value of the underlying assets of the Project Partnerships over or under the purchase price. At December 31, 1997 and March 31, 1997 these excess costs were ($5,076).
(2) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $0 for the period ended December 31, 1997 and cumulative suspended losses of $0 for the year ended March 31, 1997 are not included.

   As of December 31, 1997, the Partnership had acquired an interest in 15 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes. The Partnership, as the Investor Limited Partner pursuant to the Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.

  The following is a summary of Investments in Project Partnerships as of:

SERIES 10                                     DECEMBER 31,
                                                  1997      MARCH 31, 1997
                                             -------------- --------------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships       $ 3,914,672     $ 3,914,672

Accumulated accretion/(amortization) of the
excess of the book value of the underlying
assets of Project Partnerships over the               (659)           (497)
purchase price (1)

Cumulative equity in losses of Project
Partnerships (2)                                  (652,351)       (480,119)

Cumulative distributions received from
Project Partnerships                               (45,311)        (41,506)

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      196,738         196,738
 Accumulated amortization of acquisition
fees and expenses                                  (21,988)        (17,770)
                                              -------------    ------------

Investments in Project Partnerships             $ 3,391,101     $ 3,571,518
                                              =============    ============

(1) Includes amounts representing accumulated accretion or (amortization) of the difference between the book value of the underlying assets of the Project Partnerships over or under the purchase price. At December 31, 1997 and March 31, 1997 these excess costs were ($7,486).
(2) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $0 for the period ended December 31, 1997 and cumulative suspended losses of $0 for the year ended March 31, 1997 are not included.

   As of December 31, 1997, the Partnership had acquired an interest in 12 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes. The Partnership, as the Investor Limited Partner pursuant to the Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.

  The following is a summary of Investments in Project Partnerships as of:

SERIES 11                                     DECEMBER 31,
                                                  1997      MARCH 31, 1997
                                             -------------- --------------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships       $ 4,128,042     $ 4,128,042

Accumulated accretion/(amortization) of the
excess of the book value of the underlying
assets of Project Partnerships over the               2,695           1,864
purchase price (1)

Cumulative equity in losses of Project
Partnerships (2)                                  (506,357)       (326,679)

Cumulative distributions received from
Project Partnerships                               (10,074)         (5,095)

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      290,335         290,335
 Accumulated amortization of acquisition
fees and expenses                                  (24,388)        (18,166)
                                               ------------     -----------

Investments in Project Partnerships             $ 3,880,253     $ 4,070,301
                                              =============   =============

(1) Includes amounts representing accumulated accretion or (amortization) of the difference between the book value of the underlying assets of the Project Partnerships over or under the purchase price. At December 31, 1997 and March 31, 1997 these excess costs were $38,728.
(2) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $0 for the period December 31, 1997 and cumulative suspended losses of $0 for the year ended March 31, 1997 are not included.

  The following is a summary of Investments in Project Partnerships as of:

TOTAL SERIES 7 - 11                           DECEMBER 31,
                                                  1997      MARCH 31, 1997
                                             -------------- --------------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships       $28,275,024     $28,275,024

Accumulated accretion/(amortization) of the
excess of the book value of the underlying
assets of Project Partnerships over the               7,146           5,583
purchase price (1)

Cumulative equity in losses of Project
Partnerships (2)                               (11,523,822)     (9,340,597)

Cumulative distributions received from
Project Partnerships                              (262,505)       (206,137)

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                    2,074,268       2,074,268
 Accumulated amortization of acquisition
fees and expenses                                 (262,920)       (220,287)
                                               ------------    ------------

Investments in Project Partnerships             $18,307,191     $20,587,854
                                               ============   =============

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of September 30 of each year:
                                                  1997          1996
SERIES 7                                          ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                                $ 2,686,219   $ 2,525,608
  Investment properties, net                     38,308,568    39,752,979
  Other assets                                       90,325       110,200
                                               ------------  ------------
    Total assets                                $41,085,112   $42,388,787
                                               ============  ============
Liabilities and Partners' Equity:
  Current liabilities                           $ 1,128,853   $ 1,131,625
  Long-term debt                                 36,925,139    37,169,871
                                               ------------  ------------
    Total liabilities                            38,053,992    38,301,496
                                               ------------  ------------
Partners' equity
  Limited Partner                                 3,029,581     4,036,157
  General Partners                                    1,539        51,134
                                                -----------   -----------
    Total Partners' equity                        3,031,120     4,087,291
                                                -----------   -----------
    Total liabilities and partners' equity      $41,085,112   $42,388,787
                                               ============  ============
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                         $ 3,245,082   $ 3,186,339
Expenses:                                      ------------  ------------
  Operating expenses                              1,798,319     1,693,521
  Interest expense                                  945,805       972,680
  Depreciation and amortization                   1,189,126     1,203,551
                                               ------------  ------------
    Total expenses                                3,933,250     3,869,752
                                               ------------  ------------
      Net loss                                 $  (688,168)  $  (683,413)
                                               ============  ============
Other partners' share of net loss              $    (6,882)  $    (6,834)
                                               ============  ============
Partnerships' share of net loss                $  (681,286)  $  (676,579)
Suspended losses                                     29,800             0
                                               ------------  ------------
Equity in Losses of Project Partnerships       $  (651,486)  $  (676,579)
                                               ============  ============

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of September 30 of each year:
                                                  1997          1996
SERIES 8                                          ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                                $ 2,281,379   $ 2,013,830
  Investment properties, net                     41,162,473    42,827,854
  Other assets                                       60,924       121,676
                                               ------------  ------------
    Total assets                                $43,504,776   $44,963,360
                                               ============  ============
Liabilities and Partners' Equity:
  Current liabilities                           $ 1,303,061   $ 1,507,955
  Long-term debt                                 39,022,328    39,134,012
                                               ------------  ------------
    Total liabilities                            40,325,389    40,641,967
                                               ------------  ------------
Partners' equity
  Limited Partner                                 3,237,839     4,361,451
  General Partners                                 (58,452)      (40,058)
                                                -----------   -----------
    Total Partners' equity                        3,179,387     4,321,393
                                                -----------   -----------
    Total liabilities and partners' equity      $43,504,776   $44,963,360
                                               ============  ============
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                         $ 3,064,262   $ 2,995,784
Expenses:                                      ------------  ------------
  Operating expenses                              1,875,622     1,777,253
  Interest expense                                  843,794       854,717
  Depreciation and amortization                   1,228,622     1,163,922
                                               ------------  ------------
    Total expenses                                3,948,038     3,795,892
                                               ------------  ------------
      Net loss                                 $  (883,776)  $  (800,108)
                                               ============  ============
Other partners' share of net loss              $    (8,838)  $    (8,001)
                                               ============  ============
Partnerships' share of net loss                $  (874,938)  $  (792,107)
Suspended losses                                      7,623             0
                                               ------------  ------------
Equity in Losses of Project Partnerships       $  (867,315)  $  (792,107)
                                               ============  ============

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of September 30 of each year:
                                                  1997          1996
SERIES 9                                          ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                                $ 1,504,001   $ 1,424,022
  Investment properties, net                     22,877,452    23,745,797
  Other assets                                        8,094        10,982
                                               ------------  ------------
    Total assets                                $24,389,547   $25,180,801
                                               ============  ============
Liabilities and Partners' Equity:
  Current liabilities                           $   482,877   $   673,224
  Long-term debt                                 20,643,135    20,706,474
                                               ------------  ------------
    Total liabilities                            21,126,012    21,379,698
                                               ------------  ------------
Partners' equity
  Limited Partner                                 3,298,749     3,792,392
  General Partners                                 (35,214)         8,711
                                                -----------   -----------
    Total Partners' equity                        3,263,535     3,801,103
                                                -----------   -----------
    Total liabilities and partners' equity      $24,389,547   $25,180,801
                                               ============  ============
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                         $ 1,679,490   $ 1,658,806
Expenses:                                      ------------  ------------
  Operating expenses                                870,225       855,326
  Interest expense                                  473,440       488,828
  Depreciation and amortization                     651,496       660,112
                                               ------------  ------------
    Total expenses                                1,995,161     2,004,266
                                               ------------  ------------
      Net loss                                 $  (315,671)  $  (345,460)
                                               ============  ============
Other partners' share of net loss              $    (3,157)  $    (3,455)
                                               ============  ============
Partnerships' share of net loss                $  (312,514)  $  (342,005)
Suspended losses                                          0             0
                                               ------------  ------------
Equity in Losses of Project Partnerships       $  (312,514)  $  (342,005)
                                               ============  ============

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of September 30 of each year:
                                                  1997          1996
SERIES 10                                         ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                                $ 1,150,150   $ 1,105,234
  Investment properties, net                     15,823,792    16,325,794
  Other assets                                       16,808        14,927
                                               ------------  ------------
    Total assets                                $16,990,750   $17,445,955
                                               ============  ============
Liabilities and Partners' Equity:
  Current liabilities                           $   254,926   $   345,100
  Long-term debt                                 13,537,580    13,606,421
                                               ------------  ------------
    Total liabilities                            13,792,506    13,951,521
                                               ------------  ------------
Partners' equity
  Limited Partner                                 3,224,137     3,455,342
  General Partners                                 (25,893)        39,092
                                                -----------   -----------
    Total Partners' equity                        3,198,244     3,494,434
                                                -----------   -----------
    Total liabilities and partners' equity      $16,990,750   $17,445,955
                                               ============  ============
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                         $ 1,031,627   $ 1,043,912
Expenses:                                      ------------  ------------
  Operating expenses                                602,548       590,576
  Interest expense                                  218,730       224,633
  Depreciation and amortization                     384,321       378,295
                                               ------------  ------------
    Total expenses                                1,205,599     1,193,504
                                               ------------  ------------
      Net loss                                 $  (173,972)  $  (149,592)
                                               ============  ============
Other partners' share of net loss              $    (1,740)  $    (1,496)
                                               ============  ============
Partnerships' share of net loss                $  (172,232)  $  (148,096)
Suspended losses                                          0             0
                                               ------------  ------------
Equity in Losses of Project Partnerships       $  (172,232)  $  (148,096)
                                               ============  ============

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of September 30 of each year:
                                                  1997          1996
SERIES 11                                         ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                                $   839,203   $ 1,644,880
  Investment properties, net                     14,105,776    14,591,975
  Other assets                                       43,818       131,613
                                               ------------  ------------
    Total assets                                $14,988,797   $16,368,468
                                               ============  ============
Liabilities and Partners' Equity:
  Current liabilities                           $   340,223   $ 1,125,960
  Long-term debt                                 10,918,135    11,011,134
                                               ------------  ------------
    Total liabilities                            11,258,358    12,137,094
                                               ------------  ------------
Partners' equity
  Limited Partner                                 3,624,208     4,061,928
  General Partners                                  106,231       169,446
                                                -----------   -----------
    Total Partners' equity                        3,730,439     4,231,374
                                                -----------   -----------
    Total liabilities and partners' equity      $14,988,797   $16,368,468
                                               ============  ============
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                         $ 1,093,944   $ 1,063,736
Expenses:                                      ------------  ------------
  Operating expenses                                524,330       528,581
  Interest expense                                  356,593       299,725
  Depreciation and amortization                     394,514       160,916
                                               ------------  ------------
    Total expenses                                1,275,437       989,222
                                               ------------  ------------
      Net loss                                 $  (181,493)   $    74,514
                                               ============  ============
Other partners' share of net loss              $    (1,815)   $       745
                                               ============  ============
Partnerships' share of net loss                $  (179,678)   $    73,769
Suspended losses                                          0             0
                                               ------------  ------------
Equity in Losses of Project Partnerships       $  (179,678)   $    73,769
                                               ============  ============

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of September 30 of each year:
                                                1997            1996
TOTAL SERIES 7 - 11                             ----            ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                              $  8,460,952   $  8,713,574
  Investment properties, net                   132,278,061    137,244,399
  Other assets                                     219,969        389,398
                                              ------------   ------------
    Total assets                              $140,958,982   $146,347,371
                                              ============   ============
Liabilities and Partners' Equity:
  Current liabilities                         $  3,509,940   $  4,783,864
  Long-term debt                               121,046,317    121,627,912
                                              ------------   ------------
    Total liabilities                          124,556,257    126,411,776
                                              ------------   ------------
Partners' equity
  Limited Partner                               16,414,514     19,707,270
  General Partners                                (11,789)        228,325
                                               -----------    -----------
    Total Partners' equity                      16,402,725     19,935,595
                                               -----------    -----------
    Total liabilities and partners' equity    $140,958,982   $146,347,371
                                              ============   ============
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                       $ 10,114,405   $  9,948,577
Expenses:                                     ------------   ------------
  Operating expenses                             5,671,044      5,445,257
  Interest expense                               2,838,362      2,840,583
  Depreciation and amortization                  3,848,079      3,566,796
                                              ------------   ------------
    Total expenses                              12,357,485     11,852,636
                                              ------------   ------------
      Net loss                               $ (2,243,080)  $ (1,904,059)
                                              ============   ============
Other partners' share of net loss            $    (22,432)  $    (19,041)
                                              ============   ============
Partnerships' share of net loss              $ (2,220,648)  $ (1,885,018)
Suspended losses                                    37,423              0
                                              ------------   ------------
Equity in Losses of Project Partnerships     $ (2,183,225)  $ (1,885,018)
                                              ============   ============

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, Liquidity and Capital Resources

    The  proceeds  from  Limited  Partner  investors'  capital  contributions
available   for  investment  are  used  to  acquire  interests   in   Project
Partnerships.

  As disclosed on the statement of operations for each Series, except as described below, interest income is comparable for the nine and three months ended December 31, 1997 and December 31, 1996. The General and Administrative expenses - General Partner and General and Administrative expenses - Other for the three and nine months ended December 31, 1997 are comparable to December 31, 1996. There were no unusual variations in the operating results between these two periods.

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

  Series 7 - Gateway closed this series on October 16, 1992 after receiving $10,395,000 from 635 Limited Partner investors. Equity in Losses of Project Partnerships were comparable for the nine months ended December 31, 1997 and December 31, 1996. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting
purposes.    Overall,  management  believes  the  Project  Partnerships   are
operating as expected and are generating tax credits which meet projections.

  At December 31, 1997, the Series had $228,200 of short-term investments (Cash and Cash Equivalents). It also had $491,057 in Zero Coupon Treasuries with annual maturities providing $50,000 in fiscal year 1999 increasing to $80,000 in fiscal year 2008. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $721,485 for the nine months ended December 31, 1997. However, after adjusting for Equity in Losses of Project Partnerships of $651,486 and the changes in operating assets and liabilities, net cash used in operating activities was $61,300, primarily due to the payment of the Asset Management Fee of $40,364. Cash provided by investing activities totaled $21,520, consisting of cash distributions from the Project Partnerships.

  Series 8 - Gateway closed this Series on September 28, 1993 after receiving $9,980,000 from 664 Limited Partner investors. Equity in Losses of Project Partnerships were comparable for the nine months ended December 31, 1997 and December 31, 1996. At December 31, 1997, the Series had $357,576 of short-term investments (Cash and Cash Equivalents). It also had $462,819 in Zero Coupon Treasuries with annual maturities providing $45,000 in fiscal year 1999 increasing to $82,000 in fiscal year 2008. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $936,761 for the nine months ended December 31, 1997. However, after adjusting for Equity in Losses of Project Partnerships of $867,315 and the changes in operating assets and liabilities, net cash used in operating activities was $54,882, primarily due to the payment of the Asset Management Fee of $39,368. Cash provided by investing activities totaled $16,420, consisting primarily of cash distributions of $15,967 from the Project Partnerships. There were no unusual events or trends to describe.

  Series 9 - Gateway closed this Series on December 31, 1993 after receiving $6,254,000 from 406 Limited Partner investors. Equity in Losses of Project Partnerships were comparable for the nine months ended December 31, 1997 and December 31, 1996. At December 31, 1997, the Series had $143,905 of short-term investments (Cash and Cash Equivalents). It also had $310,696 in Zero Coupon Treasuries with annual maturities providing $29,000 in fiscal year 1999 increasing to $47,000 in fiscal year 2009. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $352,008 for the nine months ended December 31, 1997. However, after adjusting for Equity in Losses of Project Partnerships of $312,514 and the changes in operating assets and liabilities, net cash used in operating activities was $28,005, primarily due to the payment of the Asset Management Fee of $17,269. Cash provided by investing activities totaled $10,097, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

  Series 10 - Gateway closed this Series on January 21, 1994 after receiving $5,043,000 from 325 Limited Partner investors. Equity in Losses of Project Partnerships were comparable for the nine months ended December 31, 1997 and December 31, 1996. At December 31, 1997, the Series had $166,262 of short-term investments (Cash and Cash Equivalents). It also had $247,533 in Zero Coupon Treasuries with annual maturities providing $24,000 in fiscal year 1999 increasing to $40,000 in fiscal year 2010. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $191,187 for the nine months ended December 31, 1997. However, after adjusting for Equity in Losses of Project Partnerships of $172,232 and the changes in operating assets and liabilities, net cash used in operating activities was $29,574, primarily due to the payment of the Asset Management Fee of $25,826. Cash used in investing activities totaled $3,907, consisting of $3,805 of cash distributions from the Project Partnerships and a decrease in Payable to the Project Partnerships of $7,712. There were no unusual events or trends to describe.

  Series 11 - Gateway closed this Series on April 29, 1994 after receiving $5,127,000 from 330 Limited investors. Equity in losses of Project Partnerships increased from income of $73,769 for the nine months ended December 31, 1996 to losses of $179,678 for the nine months ended December 31, 1997 due to the number of properties moving from the construction and rent-up phases to fully operational. At December 31, 1997, the Series had $152,984 of short-term investments (Cash and Cash Equivalents). It also had $261,097 in Zero Coupon Treasuries with annual maturities providing $23,000 in fiscal year 1999 increasing to $44,000 in fiscal year 2010. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $193,042 for the nine months ended December 31, 1997. However, after adjusting for Equity in Losses of Project Partnerships of $179,678 and the changes in operating assets and liabilities, net cash used in operating activities was $21,380, primarily due to the payment of the Asset Management Fee of $17,661. Cash provided by investing activities totaled $4,979, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

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


                           GATEWAY TAX CREDIT FUND III LTD.
                           (A Florida Limited Partnership)
                           By:  Raymond James Tax Credit Funds,Inc.





Date:  February 11, 1998   By:/s/ Ronald M. Diner
                           Ronald M. Diner
                           President



Date:  February 11, 1998   By:/s/ Sandra L. Furey
                           Sandra L. Furey
                           Secretary and Treasurer