Form 10-K
period 1998-03-31
GATEWAY TAX CREDIT FUND III LTD
filed 1998-07-14
CIK 881716

FORM 10-K

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended             March 31, 1998

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

                                 Number of Record Holders
  Title of Each Class                March 31, 1998
Limited Partnership Interest                2,205
General Partner Interest                        2

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

   Gateway is engaged in only one industry segment, to acquire limited partnership interests in unaffiliated limited partnerships ("Project
Partnerships"), each of which owns and operates one or more apartment complexes eligible for Low-Income Housing Tax Credits under Section 42 of the Internal Revenue Code ("Tax Credits"), received over a ten year period. Subject to certain limitations, Tax Credits may be used by Gateway's investors to reduce their income tax liability generated from other income sources. Gateway will terminate on December 31, 2040, or sooner, in accordance with the terms of its Limited Partnership Agreement. As of March 31, 1998, Gateway received capital contributions of $1,000 from the General Partners and from the Limited Partners, $10,395,000 in Series 7, $9,980,000 from Series 8, $6,254,000 from Series 9, $5,043,000 from Series
10 and $5,127,000 from Series 11.

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

  As of March 31, 1998, Gateway had invested in 39 Project Partnerships for Series 7, 43 Project Partnerships for Series 8, 24 Project Partnerships for Series 9, 15 Project Partnerships for Series 10 and 12 Project Partnerships for Series 11. Gateway acquired its interests in these properties by becoming a limited partner in the Project Partnerships that own the properties. The primary source of funds for each series is the capital contributions from Limited Partner investors.

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

   Gateway's goal is to invest in a diversified portfolio of Project Partnerships located in rural and suburban locations with a high demand for low income housing. As of March 31, 1998 the Series' investor capital contributions were successfully invested in Project Partnerships which met the investment criteria. Management anticipates that competition for tenants will only be with other low income housing projects and not with conventionally financed housing. With a significant number of rural American households living below the poverty level in substandard housing, management believes there will be a continuing demand for affordable low income housing for the foreseeable future.

   Gateway has no direct employees. Services are performed by the Managing General Partner and its affiliates and by agents retained by it. The Managing General Partner has full and exclusive discretion in management and control of Gateway.

Item 2.  Properties

   Gateway owns a majority interest in properties through its limited partnership investments in Project Partnerships. The largest single net investment in a Project Partnership in Series 7 is 11.1% of the Series' total balance sheet assets, Series 8 is 4.6%, Series 9 is 12.5%, Series 10 is 18.4% and Series 11 is 20.4%. The following table provides certain summary information regarding the Project Partnerships in which Gateway had an interest as of December 31, 1997:

SERIES 7
                                                                    OCCU-
                    LOCATION OF       #  OF  DATE      PROPERTY    PANCY
PARTNERSHIP         PROPERTY          UNIT   ACQUIRED  COST         RATE
-----------         -----------       ----   --------  --------    -----
Nottingham          Pisgah, AL           18      6/92  $   717,067    94%
Cedar Hollow        Waterloo, NE         24      7/92      927,565   100%
Sunrise             Mission, SD          44      7/92    2,507,687    93%
Mountain City       Mountain City, TN    40      8/92    1,598,107   100%
Burbank             Falls City, NE       24      8/92      979,819    92%
Washington          Bloomfield, NE       24      9/92      962,552    88%
BrookStone          McCaysville, GA      40      9/92    1,457,196    98%
Tazewell            New Tazewell, TN     44      9/92    1,716,442    93%
N. Irvine           Irvine, KY           24      9/92    1,018,407   100%
Horton              Horton, KS           24      9/92      932,540    92%
Manchester          Manchester, GA       42      9/92    1,473,065    98%
Waynesboro          Waynesboro, GA       24      9/92      815,851   100%
Lakeland II         Lakeland, GA         30      9/92    1,009,647    93%
Mt. Vernon          Mt. Vernon, GA       24      9/92      900,526    75%
Meadow Run          Dawson, GA           48      9/92    1,744,840    94%
Spring Creek II     Quitman, GA          24      9/92      808,475    96%
Warm Springs        Warm Springs, GA     22      9/92      820,758    91%
Blue Ridge          Blue Ridge, GA       41      9/92    1,334,613   100%
Walnut              Elk Point, SD        24      9/92      995,726    54%
Pioneer             Mountain View, AR    48      9/92    1,331,576   100%
Dilley              Dilley, TX           28      9/92      889,051    96%
Elsa                Elsa, TX             40      9/92    1,340,481   100%
Clinch View         Gate City, VA        42      9/92    1,781,033   100%
Jamestown           Jamestown, TN        40      9/92    1,499,883    98%
Leander             Leander, TX          36      9/92    1,114,334   100%
Louisa Sr.          Louisa, KY           36      9/92    1,504,659   100%
Orchard Commons     Crab Orchard, KY     12      9/92      479,661   100%
Vardaman            Vardaman, MS         24      9/92      905,694    96%
Heritage Park       Paze, AZ             32      9/92    1,547,051    97%
BrooksHollow        Jasper, GA           40      9/92    1,435,132   100%
Cavalry Crossing    Ft. Scott, KS        40      9/92    1,751,111    98%
Carson City         Carson City, KS      24     11/92      957,011    92%
Matteson            Capa, KS             24     11/92      936,745   100%
Pembroke            Pembroke, KY         16     12/92      623,304   100%
Robynwood           Cynthiana, KY        24     12/92    1,011,684   100%
Atoka               Atoka, OK            24      1/93      835,334   100%
Coalgate            Coalgate, OK         24      1/93      828,505   100%
Hill Creek          West Blocton, AL     24     11/93      956,253    96%
Cardinal            Mountain Home, AR    32     11/93      777,266    97%
                                       ----             ----------
                                      1,195            $45,226,651
                                      =====             ==========

An average effective rental per unit is $3,212 per year ($268 per month).
Item 2 - Properties (continued):

SERIES 8

                                                                    OCCU-
                  LOCATION OF         #   OF     DATE PROPERTY     PANCY
PARTNERSHIP       PROPERTY            UNIT   ACQUIRED COST          RATE
-----------       -----------         -----  -------- --------     ------
Purdy             Purdy, MO               16    12/92 $   565,034     88%
Galena            Galena, KS              24    12/92     747,304     92%
Antlers 2         Antlers, OK             24     1/93     787,859     96%
Holdenville       Holdenville, OK         24     1/93     892,598    100%
Wetumka           Wetumka, OK             24     1/93     812,853    100%
Mariners Cove     Marine City, MI         32     1/93   1,263,433     94%
Mariners Cove Sr. Marine City, MI         24     1/93     984,739     96%
Antlers           Antlers, OK             36     3/93   1,321,039     86%
Bentonville       Bentonville, AR         24     3/93     758,489     96%
Deerpoint         Elgin, AL               24     3/93     932,474     88%
Aurora            Aurora, MO              28     3/93     882,856    100%
Baxter            Baxter Springs, KS      16     4/93     532,875    100%
Arbor Gate        Bridgeport, AL          24     5/93     918,303     88%
Timber Ridge      Collinsville, AL        24     5/93     895,627     75%
Concordia Sr.     Concordia, KS           24     5/93     826,389    100%
Mountainburg      Mountainburg, AR        24     6/93     883,990    100%
Lincoln           Pierre, SD              25     5/93   1,084,491     96%
Fox Ridge         Russellville, AL        24     6/93     902,785     96%
Meadow View       Bridgeport, NE          16     6/93     717,544     81%
Sheridan          Auburn, NE              16     6/93     744,452     75%
Morningside       Kenton, OH              32     6/93   1,184,805     97%
Grand Isle        Grand Isle, ME          16     6/93   1,200,210     69%
Meadowview        Van Buren, AR           29     8/93     994,717    100%
Taylor            Taylor, TX              44     9/93   1,530,768    100%
Brookwood         Gainesboro, TN          44     9/93   1,809,449    100%
Pleasant Valley   Lynchburg, TN           33     9/93   1,346,228    100%
Reelfoot          Ridgely, TN             20     9/93     814,568    100%
River Rest        Newport, TN             34     9/93   1,403,425    100%
Kirskville        Kirksville, MO          24     9/93     831,492    100%
Cimmaron          Arco, ID                24     9/93   1,087,841     96%
Kenton            Kenton, OH              46     9/93   1,764,144     91%
Lovingston        Lovingston, VA          64     9/93   2,720,846    100%
Pontotoc          Pontotoc, MS            36    10/93   1,326,113     94%
So. Brenchley     Rexburg, ID             30    10/93   1,548,673     97%
Hustonville       Hustonville, KY         16    10/93     693,139     94%
Northpoint        Jackson, KY             24    10/93   1,082,599    100%
Brooks Field      Louisville, GA          32    10/93   1,171,823    100%
Brooks Lane       Clayton, GA             36    10/93   1,348,191    100%
Brooks Point      Dahlonega, GA           41    10/93   1,657,691    100%
Brooks Run        Jasper, GA              24    10/93     923,814    100%
Logan Heights     Russellville, KY        24    11/93     951,730     83%
Lakeshore 2       Tuskegee, AL            36    12/93   1,415,885     94%
Cottondale        Cottondale, FL          25     1/94     948,319     96%
                                       -----          -----------
                                       1,207          $47,211,604
                                      =====           ===========

An average effective rental per unit is $3,133 per year ($261 per month).

SERIES 9
                                                                    OCCU-
                  LOCATION OF         #   OF DATE      PROPERTY    PANCY
PARTNERSHIP       PROPERTY            UNIT   ACQUIRED  COST         RATE
-----------       -----------         -----  --------  --------    ------
Jay               Jay, OK                 24     9/93   $  810,597   100%
Boxwood           Lexington, TX           24     9/93      770,939    96%
Stilwell 3        Stilwell, OK            16     9/93      587,132    88%
Arbor Trace       Lake Park, GA           24    11/93      918,358   100%
Arbor Trace 2     Lake Park, GA           42    11/93    1,806,435    98%
Omega             Omega, GA               36    11/93    1,407,304    81%
Cornell 2         Watertown, SD           24    11/93    1,142,441    92%
Elm Creek         Pierre, SD              24    11/93    1,162,144    79%
Marionville       Marionville, MO         20    11/93      696,510    95%
Lamar             Lamar, AR               24    12/93      904,325    96%
Mt. Glen          Heppner, OR             24    12/93    1,058,211    83%
Centreville       Centreville, AL         24    12/93      973,835   100%
Skyview           Troy, AL                36    12/93    1,395,014   100%
Sycamore          Coffeyville, KS         40    12/93    1,765,516   100%
Bradford          Cumberland, KY          24    12/93    1,055,632   100%
Cedar Lane        London, KY              24    12/93      995,281   100%
Stanton           Stanton, KY             24    12/93    1,001,158   100%
Abernathy         Abernathy, TX           24     1/94      781,898    96%
Pembroke          Pembroke, KY            24     1/94      998,687    96%
Meadowview        Greenville, AL          24     2/94    1,134,218    96%
Town Branch       Mt. Vernon, KY          24    12/93      984,410   100%
Fox Run           Ragland, AL             24     3/94      968,994    88%
Maple Street      Emporium, PA            32     3/94    1,697,719   100%
Manchester        Manchester, GA          18     5/94      735,135   100%
                                       -----            ----------
                                         624           $25,751,893
                                       =====            ==========


An average effective rental per unit is $3,256 per year ($271 per month).

SERIES 10
                                                                    OCCU-
                  LOCATION OF         #   OF DATE      PROPERTY    PANCY
PARTNERSHIP       PROPERTY            UNIT   ACQUIRED  COST         RATE
-----------       -----------         -----  --------  --------    ------
Redstone          Challis, ID             24    11/93  $1,099,763     96%
Albany            Albany, KY              24     1/94   1,029,662     96%
Oak Terrace       Bonifay, FL             18     1/94     661,663    100%
Wellshill         West Liberty, KY        32     1/94   1,345,844    100%
Applegate         Florence, AL            36     2/94   1,835,686     97%
Heatherwood       Alexander, AL           36     2/94   1,607,378     92%
Peachtree         Gaffney, SC             28     3/94   1,046,466     96%
Donna             Donna, TX               50     1/94   1,776,522     98%
Wellsville        Wellsville, NY          24     2/94   1,332,613     92%
Tecumseh          Tecumseh, NE            24     4/94   1,059,765     75%
Clay City         Clay City, KY           24     5/94   1,021,084     96%
Irvine West       Irvine, KY              24     5/94   1,086,338     96%
New Castle        New Castle, KY          24     5/94   1,019,050    100%
Stigler           Stigler, OK             20     7/94     754,056    100%
Courtyard         Huron, SD               21     8/94     764,318    100%
                                        ----          -----------
                                         409          $17,440,208
                                        ====          ===========



An average effective rental per unit is $3,235 per year ($270 per month).

SERIES 11
                                                                    OCCU-
                  LOCATION OF         #   OF DATE      PROPERTY    PANCY
PARTNERSHIP       PROPERTY            UNIT   ACQUIRED  COST         RATE
-----------       -----------         -----  --------  --------    ------
Homestead         Pinetop, AZ             32     9/94  $1,754,502    100%
Mountain Oak      Collinsville, AL        24     9/94     879,424     88%
Eloy              Eloy, AZ                24    11/94     896,409    100%
Gila Bend         Gila Bend, AZ           36    11/94   1,274,647     92%
Creekstone        Dallas, GA              40    12/94   2,008,604    100%
Tifton            Tifton, GA              36    12/94   1,679,705    100%
Cass Towne        Cartersville, GA        10    12/94     324,320    100%
Warsaw            Warsaw, VA              56    12/94   3,352,879    100%
Royston           Royston, GA             25    12/94     932,820     96%
Red Bud           Mokane, MO               8    12/94     301,117     75%
Cardinal          Mountain Home, AR       32    12/94     507,090     97%
Parsons           Parsons, KS             38    12/94   1,319,843     97%
                                        ----          -----------
                                         361          $15,231,360
                                        ====          ===========

An average effective rental per unit is $3,653 per year ($304 per month).

A summary of the cost of the properties at December 31, 1997, 1996 and 1995 is as follows:
                                 12/31/97
                         SERIES 7           SERIES 8         SERIES 9
Land                            $ 1,615,119     $ 1,978,810     $ 1,099,659
Land Improvements                    78,933         425,076         178,022
Buildings                        41,938,629      43,289,922      23,558,060
Furniture and Fixtures            1,593,970       1,517,796         916,152
Construction in Progress                  0               0               0
                                -----------     -----------     -----------
Properties, at Cost              45,226,651     $47,211,604     $25,751,893
Less: Accum.Depreciation          7,267,152       6,410,571       3,111,495
                                -----------     -----------     -----------
Properties, Net                 $37,959,499     $40,801,033     $22,640,398
                                ===========     ===========     ===========


                         SERIES 10          SERIES 11        TOTAL
Land                            $   648,625     $   599,197    $  5,941,410
Land Improvements                    58,185               0         740,216
Buildings                        16,279,503      14,270,891     139,337,005
Furniture and Fixtures              453,895         361,272       4,843,085
Construction in Progress                  0               0               0
                                -----------     -----------    ------------
Properties, at Cost             $17,440,208     $15,231,360    $150,861,716
Less: Accum.Depreciation          1,734,926       1,240,103      19,764,247
                                -----------     -----------    ------------
Properties, Net                 $15,705,282     $13,991,257    $131,097,469
                                ===========     ===========    ============

                                 12/31/96
                         SERIES 7           SERIES 8         SERIES 9
Land                            $ 1,615,119     $ 1,978,810     $ 1,099,659
Land Improvements                    87,542         411,365         174,250
Buildings                        45,053,147      43,294,684      23,548,626
Furniture and Fixtures            1,412,182       1,469,856         898,992
Construction in Progress                  0               0               0
                                -----------     -----------     -----------
Properties, at Cost             $45,167,990     $47,154,715     $25,721,527
Less: Accum.Depreciation          5,712,059       4,790,218       2,212,706
                                -----------     -----------     -----------
Properties, Net                 $39,455,931     $42,364,497     $23,508,821
                                ===========     ===========     ===========


                         SERIES 10          SERIES 11        TOTAL
Land                            $   648,625     $   599,470    $  5,941,683
Land Improvements                    57,572               0         730,729
Buildings                        16,312,322      14,291,880     139,500,659
Furniture and Fixtures              412,688         327,601       4,521,319
Construction in Progress                  0               0               0
                                -----------     -----------    ------------
Properties, at Cost             $17,431,207     $15,218,951    $150,694,390
Less: Accum.Depreciation          1,230,341         738,925      14,684,249
                                -----------     -----------    ------------
Properties, Net                 $16,200,866     $14,480,026    $136,010,141
                                ===========     ===========    ============

                                 12/31/95

                         SERIES 7           SERIES 8         SERIES 9
Land                            $ 1,615,119     $ 1,978,810     $ 1,099,659
Land Improvements                   177,159         409,921         167,424
Buildings                        41,501,608      43,293,853      23,549,661
Furniture and Fixtures            1,412,943       1,435,197         888,379
Construction in Progress            330,777               0               0
                                -----------     -----------     -----------
Properties, at Cost             $45,037,606     $47,117,781     $25,705,123
Less: Accum.Depreciation          4,103,029       3,146,594       1,301,928
                                -----------     -----------     -----------
Properties, Net                 $40,934,577     $43,971,187     $24,403,195
                                ===========     ===========     ===========

                         SERIES 10          SERIES 11        TOTAL
Land                            $   648,625     $   606,221    $  5,948,434
Land Improvements                    56,777               0         811,281
Buildings                        16,357,696      13,294,591     137,997,409
Furniture and Fixtures              343,848         264,287       4,344,654
Construction in Progress                  0         535,974         866,751
                                -----------     -----------    ------------
Properties, at Cost             $17,406,946     $14,701,073    $149,968,529
Less: Accum.Depreciation            719,972         205,821       9,477,344
                                -----------     -----------    ------------
Properties, Net                 $16,686,974     $14,495,252    $140,491,185
                                ===========     ===========    ============

Item 3.  Legal Proceedings

  Gateway is not a party to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

   As of March 31, 1998, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

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

       (b)  Approximate Number of Equity Security Holders:
                                   Number of Holders
Title of Class                     as of March 31, 1998
Limited Partner Interest                     2,205
General Partner Interest                         2

Item 6.  Selected Financial Data
FOR THE YEARS ENDED MARCH 31,
  SERIES 7       1998        1997        1996       1995         1994
                 ----        ----        ----       ----         ----
Total
Revenues       $   44,592  $   43,466   $   54,373  $   64,102   $   83,225

Net Loss       (1,010,863) (1,026,918)  (1,014,650) (1,187,932)    (837,731)

Equity in
Losses of
Project
Partnerships     (909,991)   (936,184)    (936,257) (1,118,343)    (783,073)

Total Assets    4,255,853   5,218,302    6,203,282   7,167,131    8,485,924

Investments
In Project
Partnerships    3,517,852   4,483,546    5,464,982   6,022,991    7,343,297

Per Weighted
Average
Limited
Partnership
Unit: (A)

Tax Credits        161.50      160.60       153.40      140.20        68.50
Portfolio
   Income           10.30        9.80         9.60        8.90         9.90
Passive Loss      (117.30)    (113.20)     (121.90)    (131.60)      (95.50)

Net Loss           (96.27)     (97.81)      (96.63)    (113.14)      (79.78)

FOR THE YEARS ENDED MARCH 31,
  SERIES 8       1998        1997        1996       1995         1994
                 ----        ----        ----       ----         ----
Total
Revenues       $   46,987  $   48,637   $   46,431  $   67,069   $  142,722

Net Loss       (1,060,938) (1,089,189)  (1,201,546) (1,076,492)    (244,729)

Equity in
Losses of
Project
Partnerships     (963,455)   (999,833)  (1,110,855)   (996,606)    (297,929)

Total Assets    4,446,829   5,451,625    6,480,200   7,853,765    9,991,144

Investments
In Project
Partnerships    3,608,229   4,614,122    5,658,160   6,909,627    8,229,829

Per Weighted
Average
Limited
Partnership
Unit: (A)

Tax Credits        160.80      159.20       143.80      104.62        21.60
Portfolio
   Income           10.60        8.90         8.00        9.50        17.10
Passive Loss      (130.60)    (138.30)     (131.60)    (125.50)      (36.20)

Net Loss          (105.56)    (108.37)     (119.55)    (107.11)      (24.35)

FOR THE YEARS ENDED MARCH 31,
  SERIES 9       1998        1997        1996       1995         1994
                 ----        ----        ----       ----         ----
Total
Revenues       $   25,209  $   25,848   $   29,092  $   56,756   $   45,037

Net Loss         (512,506)   (557,202)    (504,713)   (290,577)      13,099

Equity in
Losses of
Project
Partnerships     (459,629)   (506,807)    (458,221)   (271,414)     (15,788)

Total Assets    3,830,465   4,307,579    4,824,662   5,615,793    6,583,534

Investments
In Project
Partnerships    3,363,377   3,848,367    4,397,301   4,901,634    4,825,074

Per Weighted
Average
Limited
Partnership
Unit: (A)

Tax Credits        153.40      153.30       143.10       50.40          .00
Portfolio
   Income            9.10        8.10         8.50       12.30         4.80
Passive Loss      (100.80)    (108.70)     (102.70)     (61.20)       (4.80)

Net Loss           (81.13)     (88.20)      (79.90)     (46.00)        4.15

FOR THE YEARS ENDED MARCH 31,
  SERIES 10      1998        1997        1996       1995         1994
                 ----        ----        ----       ----         ----
Total
Revenues       $   24,885  $   24,953   $   27,591  $   62,023   $   15,622

Net Loss         (224,779)   (214,923)    (189,034)   (110,564)      10,369)

Equity in
Losses of
Project
Partnerships     (195,183)   (190,191)    (167,857)   (121,762)        (309)

Total Assets    3,784,494   4,006,856    4,203,400   4,537,644    5,754,711

Investments
In Project
Partnerships    3,352,669   3,571,518    3,788,041   3,966,411    2,868,929

Per Weighted
Average
Limited
Partnership
Unit: (A)

Tax Credits        149.60      149.60       139.10       47.40          .00
Portfolio
   Income            9.70        8.88         8.80       18.70          .00
Passive Loss       (82.30)     (79.00)      (79.80)     (39.30)         .00

Net Loss           (44.13)     (42.19)      (37.11)     (21.71)        9.77

FOR THE YEARS ENDED MARCH 31,
  SERIES 11      1998        1997        1996       1995         1994
                 ----        ----        ----       ----         ----
Total
Revenues       $   26,502  $   30,465   $   69,130  $  158,326   $        0

Net Loss         (183,183)   (196,029)    (108,465)    136,410            0

Equity in
Losses of
Project
Partnerships     (163,364)   (182,485)    (134,308)     (9,886)           0

Total Assets    4,314,491   4,487,039    4,962,767   5,619,288            0

Investments
In Project
Partnerships    3,861,731   4,070,301    4,340,316   3,771,207            0

Per Weighted
Average
Limited
Partnership
Unit: (A)

Tax Credits        146.20       57.50        32.70         .00          .00
Portfolio
   Income            9.50       11.00        20.70       24.40          .00
Passive Loss       (58.40)     (57.50)      (37.60)      (2.40)         .00

Net Loss           (35.37)     (37.85)      (20.94)      26.34          .00


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

    As disclosed on the statement of operations for each Series, except as described below, interest income is comparable for the years ended March 31, 1998, March 31, 1997 and March 31, 1996. General and Administrative expenses - General Partner and General and Administrative expenses - Other for the year ended March 31, 1998 are comparable to March 31, 1997 and March 31, 1996.

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

    Series 7 - Gateway closed this series on October 16, 1992 after receiving $10,395,000 from 635 Limited Partner investors. As of March 31, 1998, the series had invested $7,732,089 in 39 Project Partnerships located in 14 states containing 1,195 apartment units. Average occupancy of the Project Partnerships was 96% at December 31, 1997.

    Equity in losses of Project Partnerships for the year ended March 31, 1998 of $909,991 were comparable to the Equity in losses of Project Partnerships of $936,184 for the year ended March 31, 1997 and $936,257 for the year ended March 31, 1996. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. (These Project Partnerships reported depreciation and amortization of $1,553,899, $1,625,748 and $1,573,077 for the periods ended December 31, 1995, 1996 and 1997, respectively.) As a result, management expects that this Series, as well as the Series described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections. However, one Project Partnership experienced significant operating problems worth noting.

    At March 31, 1998, the Series had $286,106 of short-term investments (Cash and Cash Equivalents). It also had $451,895 in Zero Coupon
Treasuries with annual maturities providing $45,000 in fiscal year 1999 increasing to $86,000 in fiscal year 2008. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

    As disclosed on the statement of cash flows, the Series had a net loss of $1,010,863 for the year ending March 31, 1998. However, after adjusting for Equity in Losses of Project Partnerships of $909,991 and the changes in operating assets and liabilities, net cash used in operating activities was $51,020 of which $41,281 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $69,146 consisting of $34,057 in cash distributions from the Project Partnerships and $35,089 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

   A Project Partnership located in Elk Point, SD experienced cash shortages from operations in 1997due to low occupancy. The local general partner has funded the deficit by lending $5,080 in 1997 and from $5,000 withdrawn from the property's replacement reserve account. Occupancy was 84% at June 30, 1998. Management does not expect any materially adverse effect to Gateway from this Project Partnership.

    Series 8 - Gateway closed this Series on June 28, 1993 after receiving $9,980,000 from 664 Limited Partner investors. As of March 31, 1998, the series had invested $7,586,105 in 43 Project Partnerships located in 18 states containing 1,207 apartment units. Average occupancy of the Project Partnerships was 95% at December 31, 1997.

    Equity in losses of Project Partnerships for the year ended March 31, 1998 of $963,455 was comparable to the years ended March 31, 1997 and 1996. (These Project Partnerships reported depreciation and amortization of $1,521,763, $1,652,936 and $1,627,815 for the periods ended December 31,
1995, 1996 and 1997, respectively.) Overall management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

    At March 31, 1998, the Series had $410,727 of short-term investments (Cash and Cash Equivalents). It also had $427,873 in Zero Coupon
Treasuries with annual maturities providing $45,000 in fiscal year 1999 increasing to $82,000 in fiscal year 2008. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

    As disclosed on the statement of cash flows, the Series had a net loss of $1,060,938 for the year ending March 31, 1998. However, after adjusting for Equity in Losses of Project Partnerships of $963,455 and the changes in operating assets and liabilities, net cash used in operating activities was $45,918 of which $40,379 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $60,607 consisting of $27,736 received in cash distributions from the Project Partnerships and $32,418 from matured Zero Coupon Treasuries. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee. There were no unusual events or trends to describe.

   A Project Partnership located in Bridgeport, NE experienced significant cash shortages from operations in 1997due to low occupancy. The local general partner has funded the deficit by lending $10,015 in 1997. Occupancy improved to 92% at June 30, 1998. Management does not expect any materially adverse effect to Gateway from this Project Partnership.

   A Project Partnership located in Russellville, KY experienced cash shortages from operations in 1997 due to low occupancy. The deficit was funded using withdrawals from the property's replacement reserve account. We are in discussion with the local general partner regarding funding the deficits and working toward a permanent solution. Management does not expect any materially adverse effect to Gateway from this Project Partnership.

    Series 9 - Gateway closed this Series on September 30, 1993 after receiving $6,254,000 from 406 Limited Partner investors. As of March 31, 1998, the series had invested $4,914,116 in 24 Project Partnerships located in 11 states containing 624 apartment units. Average occupancy of the Project Partnerships was 95% at December 31, 1997.

    Equity in losses of Project Partnerships of $459,627 for the year ended March 31, 1998 were comparable to $508,807 for the year ended March 31, 1997 and to $458,221 for the year ended March 31, 1996. (These Project Partnerships reported depreciation and amortization of $863,953, $913,666, and $901,709 for the years ended December 31, 1995, 1996 and 1997, respectively.) Overall management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

    At March 31, 1998, the Series had $180,104 of short-term investments (Cash and Cash Equivalents). It also had $286,984 in Zero Coupon
Treasuries with annual maturities providing $29,000 in fiscal year 1999 increasing to $47,000 in fiscal year 2009. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

    As disclosed on the statement of cash flows, the Series had net loss of $512,506 for the period ending March 31, 1998. After adjusting for Equity in Losses of Project Partnerships of $459,629 and the changes in operating assets and liabilities, net cash used in operating activities was $23,797 of which $17,861 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $42,088 consisting of $19,291 received in cash distributions from the Project Partnerships and $22,797 from matured Zero Coupon Treasuries. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee. There were no unusual events or trends to describe.

    Series 10 - Gateway closed this Series on January 21, 1994 after receiving $5,043,000 from 325 Limited Partner investors. As of March 31, 1998, the series had invested $3,914,672 in 15 Project Partnerships located in 10 states containing 409 apartment units. Average occupancy of the Project Partnerships was 96% at December 31, 1997.

   Equity in losses of Project Partnerships increased from $167,857 for the year ended March 31, 1996 to $190,191 for the year ended March 31, 1997 as properties were acquired and placed in service. Equity in losses of Project Partnerships was comparable for the year ended March 31, 1998 at $195,183. (These Project Partnerships reported depreciation and amortization of $475,696, $516,816 and $511,020 for the years ended December 31, 1995, 1996, and 1997 respectively.) Overall management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

    At March 31, 1998, the Series had $202,435 of short-term investments (Cash and Cash Equivalents). It also had $229,390 in Zero Coupon
Treasuries with annual maturities providing $24,000 in fiscal year 1999 increasing to $40,000 in fiscal year 2010. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

    As disclosed on the statement of cash flows, the Series had net loss of $224,779 for the year ending March 31, 1998. After adjusting for Equity in Losses of Project Partnerships of $195,183 and the changes in operating assets and liabilities, net cash used in operating activities was $25,089 of which $26,179 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $27,781 consisting of $17,848 received in cash distributions from the Project Partnerships, $17,645 from matured Zero Coupon Treasuries. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee. There were no unusual events or trends to describe.

   Series 11 - Gateway closed this Series on April 29, 1994 after receiving $5,127,000 from 330 Limited investors. As of March 31, 1998 the series had invested $4,128,042 in 12 Project Partnerships located in 7 states containing 361 apartments. Average occupancy of the Project Partnerships was 97% at December 31, 1997.

   Equity in losses of Project Partnerships increased from $134,308 for the year ended March 31, 1996 to $182,485 for the year ended March 31, 1997 due to the number of properties moving from the construction and rent-up phases to fully operational. Equity in losses of Project Partnerships of $163,364 for the year ended March 31, 1998 was comparable to March 31, 1997. (These Project Partnerships reported depreciation and amortization of $198,591, $537,223 and $506,631 for the periods ended December 31, 1995, 1996 and 1997.) Overall management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

    At March 31, 1998, the Series had $208,198 of short-term investments (Cash and Cash Equivalents). It also had $244,562 in Zero Coupon
Treasuries with annual maturities providing $23,000 in fiscal year 1999 increasing to $44,000 in fiscal year 2010. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

    As disclosed on the statement of operations interest income decreased from $69,130 for the year ended March 31, 1996 to $30,465 for the year ended March 31, 1997 due to the lowering of the average cash balance available for investment. Interest income of $26,502 for the year ended March 31, 1998 was comparable to the year ended March 31, 1997.

    As disclosed on the statement of cash flows, the Series had net loss of $183,183 for the year ending March 31, 1998. After adjusting for Equity in Losses of Project Partnerships of $163,364 and the changes in operating assets and liabilities, net cash used in operating activities was $16,475 of which $17,943 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $55,288 consisting of $16,574 from matured Zero Coupon Treasures and $38,714 received in cash distributions from Project Partnerships. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee. There were no unusual events or trends to describe.

Item 8.  Financial Statements and Supplementary Data

                INDEPENDENT AUDITOR'S REPORT


To the Partners of Gateway Tax Credit Fund III Ltd.

 We have audited the accompanying balance sheets of each of the five Series (Series 7 through 11) constituting Gateway Tax Credit Fund III Ltd. (a Florida Limited Partnership) as of March 31, 1998 and 1997 and the related statements of operations, partners' equity, and cash flows of each of the five Series for each of the periods presented. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain underlying Project
Partnerships owned by Gateway Tax Credit Fund III Ltd. for each of the periods presented, the investments in which are recorded using the equity method of accounting. The investments in these partnerships represent the following percentages of the Partnership's assets as of March 31, 1998 and 1997 and the equity in their losses for each of the periods indicated:

                       Assets            Partnership Loss
                      March 31,        Year Ended March 31,
                      ---------       ---------------------
                   1998     1997      1998     1997    1996
                   ----     ----      ----     ----    ----

     Series 7        55%        58%      59%      63%     54%
     Series 8        51%        51%      54%      53%     59%
     Series 9        44%        42%      28%      24%     20%
     Series 10       56%        54%      33%      20%     28%
     Series 11       76%        77%      91%      93%     70%


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

 In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of each of the five Series (Series 7 through 11) constituting Gateway Tax Credit Fund III Ltd. as of March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the periods presented, in conformity with generally accepted accounting principles.

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

Clearwater, Florida
July 2, 1998

PART I - Financial Information
 Item 1.  Financial Statements
                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS
                          MARCH 31, 1998 AND 1997

SERIES 7                                             1998         1997
                                                     ----         ----

ASSETS
Current Assets:
 Cash and Cash Equivalents                        $  286,106    $  267,980
 Investments in Securities                            47,675        44,933
 Receivable from Project Partnerships                      0             0
                                                 -----------    ----------

  Total Current Assets                               333,781       312,913

 Investments in Securities                           404,220       421,843
 Investments in Project Partnerships, Net          3,517,852     4,483,546
                                                 -----------    ----------
    Total Assets                                  $4,255,853    $5,218,302
                                                 ===========    ==========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                          55,760        54,499
 Payable to Project Partnerships                           0             0
                                                 -----------    ----------
  Total Current Liabilities                           55,760        54,499

Long-Term Liabilities:
 Payable to General Partners                         226,886       179,733
                                                 -----------    ----------
Partners' Equity:
Limited Partners (10,395 units for Series 7,
9,980 for Series 8, 6,254 for Series 9, 5,043
for Series 10 and 5,127 for Series 11 at
March 31, 1998 and 1997)                           4,024,753     5,025,507
General Partners                                     (51,546)      (41,437)
                                                 -----------    ----------
  Total Partners' Equity                           3,973,207     4,984,070
                                                 -----------   -----------
    Total Liabilities and Partners' Equity        $4,255,853    $5,218,302
                                                 ===========   ===========


              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS
                          MARCH 31, 1998 AND 1997

SERIES 8                                             1998         1997
                                                     ----         ----
ASSETS
Current Assets:
 Cash and Cash Equivalents                          $  410,727  $  396,038
 Investments in Securities                              42,967      40,189
 Receivable from Project Partnerships                        0         453
                                                   -----------  ----------
  Total Current Assets                                 453,694     436,680

 Investments in Securities                             384,906     400,823
 Investments in Project Partnerships, Net            3,608,229   4,614,122
                                                   -----------  ----------
    Total Assets                                    $4,446,829  $5,451,625
                                                   ===========  ==========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                            46,515      42,185
 Payable to Project Partnerships                             0           0
                                                    ----------  ----------
  Total Current Liabilities                             46,515      42,185

Long-Term Liabilities:
 Payable to General Partners                           269,107     217,295

Partners' Equity:
Limited Partners (10,395 units for Series 7,
9,980 for Series 8, 6,254 for Series 9, 5,043
for Series 10 and 5,127 for Series 11 at March
31, 1998 and 1997)                                   4,177,520   5,227,849
General Partners                                       (46,313)    (35,704)
                                                   ----------- -----------
  Total Partners' Equity                             4,131,207   5,192,145
                                                   ----------- -----------
    Total Liabilities and Partners' Equity          $4,446,829  $5,451,625
                                                   =========== ===========


              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS
                          MARCH 31, 1998 AND 1997

SERIES 9                                             1998         1997
                                                     ----         ----
ASSETS
Current Assets:
 Cash and Cash Equivalents                         $  180,104   $  161,813
 Investments in Securities                             27,803       26,879
 Receivable from Project Partnerships                       0            0
                                                  -----------  -----------
  Total Current Assets                                207,907      188,692

 Investments in Securities                            259,181      270,520
 Investments in Project Partnerships, Net           3,363,377    3,848,367
                                                  -----------  -----------
    Total Assets                                   $3,830,465   $4,307,579
                                                  ===========  ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                           26,911       24,250
 Payable to Project Partnerships                            0            0
                                                  -----------  -----------
  Total Current Liabilities                            26,911       24,250

Long-Term Liabilities:
 Payable to General Partners                          151,733      119,002

Partners' Equity:
Limited Partners (10,395 units for Series 7,
9,980 for Series 8, 6,254 for Series 9, 5,043
for Series 10 and 5,127 for Series 11 at March
31, 1998 and 1997)                                  3,670,140    4,177,521
General Partners                                      (18,319)     (13,194)
                                                  -----------  -----------
  Total Partners' Equity                            3,651,821    4,164,327

    Total Liabilities and Partners' Equity        $ 3,830,465   $4,307,579
                                                 ============  ===========

              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS
                          MARCH 31, 1998 AND 1997

SERIES 10                                            1998         1997
                                                     ----         ----
ASSETS
Current Assets:
 Cash and Cash Equivalents                         $  202,435   $  199,743
 Investments in Securities                             22,865       20,995
 Receivable from Project Partnerships                       0            0
                                                  -----------  -----------
  Total Current Assets                                225,300      220,738

 Investments in Securities                            206,525      214,600
 Investments in Project Partnerships, Net           3,352,669    3,571,518
                                                  -----------  -----------
    Total Assets                                   $3,784,494   $4,006,856
                                                  ===========  ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                           30,279       28,072
 Payable to Project Partnerships                            0        7,712
                                                  -----------  -----------
  Total Current Liabilities                            30,279       35,784

Long-Term Liabilities:
 Payable to General Partners                           45,106       37,184

Partners' Equity:
Limited Partners (10,395 units for Series 7,
9,980 for Series 8, 6,254 for Series 9, 5,043
for Series 10 and 5,127 for Series 11 at March
31, 1999 and 1997)                                  3,716,198    3,938,729
General Partners                                       (7,089)      (4,841)
                                                  -----------  -----------
  Total Partners' Equity                            3,709,109    3,933,888

    Total Liabilities and Partners' Equity         $3,784,494   $4,006,856
                                                  ===========  ===========


              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS
                          MARCH 31, 1998 AND 1997

SERIES 11                                            1998         1997
                                                     ----         ----
ASSETS
Current Assets:
 Cash and Cash Equivalents                         $  208,198    $ 169,385
 Investments in Securities                             21,794       19,915
 Receivable from Project Partnerships                       0            0
                                                  -----------   ----------
  Total Current Assets                                229,992      189,300

 Investments in Securities                            222,768      227,438
 Investments in Project Partnerships, Net           3,861,731    4,070,301
                                                  -----------  -----------
    Total Assets                                   $4,314,491   $4,487,039
                                                  ===========  ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                           29,179       27,882
 Payable to Project Partnerships                            0            0
                                                   ----------  -----------
  Total Current Liabilities                            29,179       27,882

Long-Term Liabilities:
 Payable to General Partners                           17,499        8,161

Partners' Equity:
Limited Partners (10,395 units for Series 7,
9,980 for Series 8, 6,254 for Series 9, 5,043
for Series 10 and 5,127 for Series 11 at March
31, 1998 and 1997)                                  4,271,126    4,452,477
General Partners                                       (3,313)      (1,481)
                                                  -----------  -----------
  Total Partners' Equity                            4,267,813    4,450,996
                                                  -----------  -----------
    Total Liabilities and Partners' Equity         $4,314,491   $4,487,039
                                                  ===========  ===========


              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS
                          MARCH 31, 1998 AND 1997

TOTAL SERIES 7 -11                                1998           1997
                                                  ----           ----
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $ 1,287,570    $ 1,194,959
 Investments in Securities                          163,104        152,911
 Receivable from Project Partnerships                     0            453
                                               ------------   ------------
  Total Current Assets                            1,450,674      1,348,323

 Investments in Securities                        1,477,600      1,535,224
 Investments in Project Partnerships, Net        17,703,858     20,587,854
                                               ------------   ------------
    Total Assets                                $20,632,132     23,471,401

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                        188,644        176,888
 Payable to Project Partnerships                          0          7,712
                                               ------------    -----------
  Total Current Liabilities                         188,644        184,600

Long-Term Liabilities:
 Payable to General Partners                        710,331        561,375

Partners' Equity:
Limited Partners (10,395 units for Series 7,
9,980 for Series 8, 6,254 for Series 9,
5,043 for Series 10 and 5,127 for Series 11
at March 31, 1998 and 1997)                      19,859,737     22,822,083
General Partner s                                  (126,580)       (96,657)
                                               ------------   ------------
  Total Partners' Equity                         19,733,157     22,725,426

    Total Liabilities and Partners' Equity      $20,632,132    $23,471,401
                                               ============   ============


              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                       FOR THE YEAR ENDED MARCH 31,
SERIES 7                           1998           1997           1996
                                   ----           ----           ----
Revenues:
 Interest Income                 $    44,592    $    43,466     $    54,373

Expenses:
 Asset Management Fee-General
Partner                               88,433         80,591          79,980
 General and Administrative:
  General Partner                     14,380         12,039          11,913
  Other                               21,005         19,895          18,825
 Amortization                         21,646         21,675          22,048
                                ------------   ------------     -----------
  Total Expenses                     145,464        134,200         132,766

Loss Before Equity in Losses
 of Project Partnerships            (100,872)       (90,734)        (78,393)
Equity in Losses of Project
 Partnerships                       (909,991)      (936,184)       (936,257)
                                ------------   ------------    ------------
Net Loss                         $(1,010,863)   $(1,026,918)    $(1,014,650)
                                ============   ============    ============
Allocation of Net Loss:
 Assignees                        (1,000,754)    (1,016,649)     (1,004,503)
 General Partners                    (10,109)       (10,269)        (10,147)
                                ------------   ------------    ------------
                                 $(1,010,863)   $(1,026,918)    $(1,014,650)
                                ============   ============    ============
Net Loss Per Beneficial
Assignee Certificate                  (96.27)        (97.80)         (96.63)
Number of Beneficial Assignee
Certificates Outstanding              10,395         10,395          10,395




              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                       FOR THE YEAR ENDED MARCH 31,
SERIES 8                           1998           1997           1996
                                   ----           ----           ----
Revenues:
 Interest Income                 $    46,987    $    48,637     $    46,431

Expenses:
 Asset Management Fee-General
Partner                               92,191         88,857          88,183
 General and Administrative:
  General Partner                     15,855         13,275          13,312
  Other                               21,722         21,160          20,633
 Amortization                         14,702         14,701          14,994
                                  ----------   ------------     -----------
  Total Expenses                     144,470        137,993         137,122
Loss Before Equity in Losses
 of Project Partnerships             (97,483)       (89,356)        (90,691)
Equity in Losses of Project
 Partnerships                       (963,455)      (999,833)     (1,110,855)
                                  ----------   ------------    ------------
Net Loss                         $(1,060,938)   $(1,089,189)    $(1,201,546)
                                 ===========   ============    ============
Allocation of Net Loss:
 Assignees                        (1,050,329)    (1,078,297)     (1,189,531)
 General Partners                    (10,609)       (10,892)        (12,015)
                                ------------   ------------    ------------
                                 $(1,060,938)   $(1,089,189)    $(1,201,546)
                                ============   ============    ============
Net Loss Per Beneficial
Assignee Certificate                (105.56)        (108.37)        (119.55)
Number of Beneficial Assignee
Certificates Outstanding              9,950           9,950           9,950



              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                       FOR THE YEAR ENDED MARCH 31,

SERIES 9                           1998             1997          1996
                                   ----             ----          ----
Revenues:
 Interest Income                  $    25,209     $    25,848   $    29,092

Expenses:
 Asset Management Fee-General
Partner                                50,592          49,594        49,218
 General and Administrative:
  General Partner                       8,849           7,410         7,430
  Other                                12,575          12,122        11,819
 Amortization                           6,070           7,117         7,117
                                  -----------    ------------   -----------
  Total Expenses                       78,086          76,243        75,584

Loss Before Equity in Losses
 of Project Partnerships              (52,877)       (50,395)      (46,492)
Equity in Losses of Project
 Partnerships                        (459,629       (506,807)     (458,221)
                                  -----------    -----------   -----------
Net Loss                           $ (512,506)    $ (557,202)   $ (504,713)
                                  ===========    ===========   ===========
Allocation of Net Loss:
 Assignees                           (507,381)      (551,630)     (499,666)
 General Partners                      (5,125)        (5,572)       (5,047)
                                  -----------    -----------   -----------
                                   $ (512,506)    $ (557,202)   $ (504,713)
                                  ===========    ===========   ===========
Net Loss Per Beneficial
Assignee Certificate                   (81.13)        (88.20)       (79.90)
Number of Beneficial Assignee
Certificates Outstanding                6,254          6,254         6,254





              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                       FOR THE YEAR ENDED MARCH 31,

SERIES 10                          1998             1997          1996
                                   ----             ----          ----
Revenues:
 Interest Income                  $    24,885     $    24,953   $    27,591

Expenses:
 Asset Management Fee-General
Partner                                34,101          30,997        30,761
 General and Administrative:
  General Partner                       5,531           4,630         4,641
  Other                                 9,031           8,221         7,529
 Amortization                           5,818           5,837         5,837
                                  -----------    ------------   -----------
  Total Expenses                       54,481          49,685        48,768

Loss Before Equity in Losses
 of Project Partnerships              (29,596)        (24,732)      (21,177)
Equity in Losses of Project
 Partnerships                        (195,183)       (190,191)     (167,857)
                                  -----------     -----------   -----------
Net Loss                           $ (224,779)     $ (214,923)   $ (189,034)
                                  ===========     ===========   ===========
Allocation of Net Loss:
 Assignees                           (222,531)       (212,774)     (187,144)
 General Partners                      (2,248)         (2,149)       (1,890)
                                  -----------     -----------   -----------
                                   $ (224,779)     $ (214,923)   $ (189,034)
                                  ===========     ===========   ===========
Net Loss Per Beneficial
Assignee Certificate                   (44.13)         (42.19)       (37.11)
Number of Beneficial Assignee
Certificates Outstanding                5,043           5,043         5,043




              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                       FOR THE YEAR ENDED MARCH 31,

SERIES 11                          1998             1997          1996
                                   ----             ----          ----
Revenues:
 Interest Income                  $    26,502     $    30,465   $    69,130

Expenses:
 Asset Management Fee-General
Partner                                27,281          24,797        24,609
 General and Administrative:
  General Partner                       4,424           3,702         3,654
  Other                                 8,124           8,322         7,475
 Amortization                           6,492           7,188         7,549
                                  -----------    ------------   -----------
  Total Expenses                       46,321          44,009        43,287

Loss Before Equity in Losses
 of Project Partnerships              (19,819)        (13,544)       25,843
Equity in Losses of Project
 Partnerships                        (163,364)       (182,485)     (134,308)
                                  -----------     -----------   -----------
Net Loss                          $  (183,183)     $ (196,029)   $ (108,465)
                                  ===========     ===========   ===========
Allocation of Net Loss:
 Assignees                           (181,351)       (194,069)     (107,380)
 General Partners                      (1,832)         (1,960)       (1,085)
                                  -----------     -----------   -----------
                                  $  (183,183)     $ (196,029)   $ (108,465)
                                  ===========     ===========   ===========
Net Loss Per Beneficial
Assignee Certificate                   (35.37)         (37.85)       (20.94)
Number of Beneficial Assignee
Certificates Outstanding                5,127           5,127         5,127




              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                       FOR THE YEAR ENDED MARCH 31,

TOTAL SERIES 7 - 11                1998             1997          1996
                                   ----             ----          ----
Revenues:
 Interest Income                   $  168,175      $  173,369    $  226,617

Expenses:
 Asset Management Fee-General
Partner                               292,598         274,836       272,751
 General and Administrative:
  General Partner                      49,039          41,056        40,950
  Other                                72,457          69,720        66,281
 Amortization                          54,728          56,518        57,545
                                   ----------     -----------   -----------
  Total Expenses                      468,822         442,130       437,527

Loss Before Equity in Losses
 of Project Partnerships             (300,647)       (268,761)     (210,910)
Equity in Losses of Project
 Partnerships                      (2,691,622)     (2,815,500)   (2,807,498)
                                  -----------    ------------  ------------
Net Loss                          $(2,992,269)    $(3,084,261)  $(3,018,408)
                                  ===========    ============  ============
Allocation of Net Loss:
 Assignees                         (2,962,346)     (3,053,419)   (2,988,224)
 General Partners                     (29,923)        (30,842)      (30,184)
                                  -----------    ------------  ------------
                                  $(2,992,269)    $(3,084,261)  $(3,018,408)
                                  ===========    ============  ============





              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

            FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996:



                                Limited         General
SERIES 7                        Partners        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1995       $ 7,046,659    $   (21,021)     $ 7,025,638

Distributions                             0              0                0
                               ------------    ------------    ------------
Net Loss                         (1,004,503)       (10,147)      (1,014,650)


Balance at March 31, 1996         6,042,156         (31,168)      6,010,988

Net Loss                         (1,016,649)        (10,269)     (1,026,918)
                               ------------    ------------    ------------

Balance at March 31, 1997         5,025,507         (41,437)      4,984,070

Net Loss                         (1,000,754)        (10,109)     (1,010,863)
                               ------------    ------------    ------------

Balance at March 31, 1998       $ 4,024,753    $    (51,546)    $ 3,973,207
                               ============    ============    ============


                See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

            FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996:



                                Limited         General
SERIES 8                        Partners        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1995       $ 7,495,677    $   (12,797)     $ 7,482,880

Distributions                             0              0                0
                               ------------    ------------    ------------
Net Loss                         (1,189,531)       (12,015)      (1,201,546)


Balance at March 31, 1996         6,306,146        (24,812)       6,281,334

Net Loss                         (1,078,297)       (10,892)      (1,089,189)
                               ------------    ------------    ------------

Balance at March 31, 1997         5,227,849        (35,704)       5,192,145

Net Loss                         (1,050,329)       (10,609)      (1,060,938)
                               ------------    ------------    ------------

Balance at March 31, 1998       $ 4,177,520    $   (46,313)     $ 4,131,207
                               ============    ============    ============


                      See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

            FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996:



                                Limited         General
SERIES 9                        Partners        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1995       $ 5,228,817    $    (2,575)     $ 5,226,242

Distributions                             0              0                0

Net Loss                           (499,666)        (5,047)        (504,713)
                               ------------    ------------    ------------

Balance at March 31, 1996         4,729,151         (7,622)       4,721,529

Net Loss                           (551,630)        (5,572)        (557,202)
                               ------------    ------------    ------------

Balance at March 31, 1997         4,177,521        (13,194)       4,164,327

Net Loss                           (507,381)        (5,125)        (512,506)
                               ------------    ------------    ------------

Balance at March 31, 1998       $ 3,670,140    $   (18,319)     $ 3,651,821
                               ============    ============    ============


                  See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

            FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996:



                                Limited         General
SERIES 10                       Partners        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1995       $ 4,338,647     $     (802)     $ 4,337,845

Distributions                             0              0                0

Net Loss                           (187,144)        (1,890)        (189,034)
                               ------------    ------------    ------------

Balance at March 31, 1996         4,151,503         (2,692)       4,148,811

Net Loss                           (212,774)        (2,149)        (214,923)
                               ------------    ------------    ------------

Balance at March 31, 1997         3,938,729         (4,841)       3,933,888

Net Loss                           (222,531)        (2,248)        (224,779)
                               ------------    ------------    ------------

Balance at March 31, 1998       $ 3,716,198    $    (7,089)     $ 3,709,109
                               ============    ============    ============


      See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

            FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996:



                                Limited         General
SERIES 11                       Partners        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1995       $ 4,800,616           1,564       4,802,180

Distributions                       (46,690)              0         (46,690)

Net Loss                           (107,380)         (1,085)       (108,465)
                               ------------    ------------    ------------

Balance at March 31, 1996         4,646,546             479       4,647,025

Net Loss                           (194,069)         (1,960)       (196,029)
                               ------------    ------------    ------------

Balance at March 31, 1997         4,452,477          (1,481)      4,450,996

Net Loss                           (181,351)         (1,832)       (183,183)
                               ------------    ------------    ------------

Balance at March 31, 1998       $ 4,271,126     $    (3,313)    $ 4,267,813
                               ============    ============    ============



                  See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

            FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996:



                                Limited         General
TOTAL SERIES 7 - 11             Partners        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1995       $28,910,416    $   (35,631)     $28,874,785

Distributions                       (46,690)             0          (46,690)

Net Loss                         (2,988,224)       (30,184)      (3,018,408)
                               ------------    ------------    ------------

Balance at March 31, 1996        25,875,502        (65,815)      25,809,687

Net Loss                         (3,053,419)       (30,842)      (3,084,261)
                               ------------    ------------    ------------

Balance at March 31, 1997        22,822,083        (96,657)      22,725,426

Net Loss                         (2,962,346)       (29,923)      (2,992,269)
                               ------------    ------------    ------------

Balance at March 31, 1998       $19,859,737    $  (126,580)     $19,733,157
                               ============    ============    ============


                 See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996:
SERIES 7                               1998          1997         1996
--------                               ----          ----         ----
Cash Flows from Operating
Activities:
  Net Loss                          $(1,010,863)  $(1,026,918) $(1,014,650)
  Adjustments to Reconcile Net
Loss to Net Cash Provided by
(Used in) Operating Activities:
   Amortization                          21,646        21,675       22,048
   Accreted Interest Income on
Investments in Securities               (32,118)      (32,259)     (32,064)
   Equity in Losses of Project
Partnerships                            909,991       936,184      936,257
   Interest Income from
Redemption of Securities                 11,911         8,658        5,751
   Changes in Operating Assets
and Liabilities:
    Increase in Payable to
General Partners                         48,413        41,939       50,803
                                    -----------   -----------  -----------
     Net Cash Used in Operating
Activities                              (51,020)      (50,721)     (31,855)
                                    -----------   -----------  -----------
Cash Flows from Investing
Activities:
  Investments in Project
Partnerships                                  0        (3,332)    (421,183)
  (Increase) Decrease in
Receivable from Project
Partnerships                                  0             0            0
  Acquisition Fees and Expenses               0          (272)      (2,142)
  Distributions Received from
Project Partnerships                     34,057        27,181       23,027
  Redemption of Investment in
Securities                               35,089        35,342       35,249
  Increase (Decrease) in Payable
to Project Partnerships -
Capital Contributions                         0             0            0
                                    -----------   -----------  -----------
     Net Cash Provided by (Used
in) Investing Activities                 69,146        58,919     (365,049)
                                    -----------   -----------  -----------

Increase (Decrease) in Cash and
Cash Equivalents                         18,126         8,198     (396,904)
Cash and Cash Equivalents at
Beginning of Year                       267,980       259,782      656,686
                                    -----------   -----------  -----------
Cash   and  Cash  Equivalents   at
End of Year                          $  286,106    $  267,980   $  259,782
                                    ===========   ===========  ===========

              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996:
SERIES 8                               1998          1997         1996
--------                               ----          ----         ----
Cash Flows from Operating
Activities:
  Net Loss                          $(1,060,938)  $(1,089,189) $(1,201,546)
  Adjustments to Reconcile Net
Loss to Net Cash Provided by
(Used in) Operating Activities:
   Amortization                          14,702        14,701       14,994
   Accreted Interest Income on
Investments in Securities               (28,861)      (29,020)     (28,902)
   Equity in Losses of Project
Partnerships                            963,455       999,833    1,110,855
   Interest Income from
Redemption of Securities                  9,582         6,822        4,431
   Changes in Operating Assets
and Liabilities:
    Increase in Payable to
General Partners                         56,142        60,615       69,381
                                    -----------   -----------  -----------
     Net Cash Used in Operating
Activities                              (45,918)      (36,238)     (30,787)
                                    -----------   -----------  -----------
Cash Flows from Investing
Activities:
  Investments in Project
Partnerships                                  0           453      107,457
  (Increase) Decrease in
Receivable from Project
Partnerships                                453        75,574       65,112
  Acquisition Fees and Expenses               0             0            0
  Distributions Received from
Project Partnerships                     27,736        29,050       18,162
  Redemption of Investment in
Securities                               32,418        32,178       32,569
  Increase (Decrease) in Payable
to Project Partnerships -
Capital Contributions                         0             0     (241,400)
                                    -----------   -----------  -----------
     Net Cash Provided by (Used
in) Investing Activities                 60,607       137,255      (18,100)
                                    -----------   -----------  -----------

Increase (Decrease) in Cash and
Cash Equivalents                         14,689       101,017      (48,887)
Cash and Cash Equivalents at
Beginning of Year                       396,038       295,021      343,908
                                    -----------   -----------  -----------
Cash   and  Cash  Equivalents   at
End of Year                          $  410,727    $  396,038   $  295,021
                                    ===========   ===========  ===========


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996:
SERIES 9                               1998          1997         1996
--------                               ----          ----         ----
Cash Flows from Operating
Activities:
  Net Loss                           $ (512,506)   $ (557,202)  $ (504,713)
  Adjustments to Reconcile Net
Loss to Net Cash Provided by
(Used in) Operating Activities:
   Amortization                           6,070         7,117        7,117
   Accreted Interest Income on
Investments in Securities               (17,585)      (17,836)     (17,906)
   Equity in Losses of Project
Partnerships                            459,629       506,807      458,221
   Interest Income from
Redemption of Securities                  5,203         3,669        2,190
   Changes in Operating Assets
and Liabilities:
    Increase in Payable to
General Partners                         35,392        40,120       46,588
                                    -----------   -----------  -----------
     Net Cash Used in Operating
Activities                              (23,797)      (17,325)      (8,503)
                                    -----------   -----------  -----------
Cash Flows from Investing
Activities:
  Investments in Project
Partnerships                                  0        18,076       29,737
  (Increase) Decrease in
Receivable from Project
Partnerships                                  0         8,545        5,837
  Acquisition Fees and Expenses               0             0       (5,124)
  Distributions Received from
Project Partnerships                     19,291        16,934       14,385
  Redemption of Investment in
Securities                               22,797        23,331       22,810
  Increase (Decrease) in Payable
to Project Partnerships -
Capital Contributions                         0             0     (333,006)
                                    -----------   -----------  -----------
     Net Cash Provided by (Used
in) Investing Activities                 42,088        66,886     (265,361)
                                    -----------   -----------  -----------

Increase (Decrease) in Cash and
Cash Equivalents                         18,291        49,561     (273,864)
Cash and Cash Equivalents at
Beginning of Year                       161,813       112,252      386,116
                                    -----------   -----------  -----------
Cash   and  Cash  Equivalents   at
End of Year                          $  180,104    $  161,813   $  112,252
                                    ===========   ===========  ===========

              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996:
SERIES 10                              1998          1997         1996
--------                               ----          ----         ----
Cash Flows from Operating
Activities:                          $ (224,779)   $ (214,923)  $ (189,034)
  Net Loss
  Adjustments to Reconcile Net
Loss to Net Cash Provided by
(Used in) Operating Activities:
   Amortization                           5,818         5,837        5,837
   Accreted Interest Income on
Investments in Securities               (15,796)      (15,871)     (15,771)
   Equity in Losses of Project
Partnerships                            195,183       190,191      167,857
   Interest Income from
Redemption of Securities                  4,355         2,874        1,605
   Changes in Operating Assets
and Liabilities:
    Increase in Payable to
General Partners                         10,130        18,380       11,602
                                    -----------   -----------  -----------
     Net Cash Used in Operating
Activities                              (25,089)      (13,512)     (17,904)
                                    -----------   -----------  -----------
Cash Flows from Investing
Activities:
  Investments in Project
Partnerships                                  0             0      (13,737)
  (Increase) Decrease in
Receivable from Project
Partnerships                                  0        13,059       (1,910)
  Acquisition Fees and Expenses               0             0         (489)
  Distributions Received from
Project Partnerships                     17,848        20,494       18,902
  Redemption of Investment in
Securities                               17,645        17,126       16,395
  Increase (Decrease) in Payable
to Project Partnerships -
Capital Contributions                    (7,712)            0     (156,812)
                                    -----------   -----------  -----------
     Net Cash Provided by (Used
in) Investing Activities                 27,781        50,679     (137,651)
                                    -----------   -----------  -----------

Increase (Decrease) in Cash and
Cash Equivalents                          2,692        37,167     (155,555)
Cash and Cash Equivalents at
Beginning of Year                       199,743       162,576      318,131
                                    -----------   -----------  -----------
Cash   and  Cash  Equivalents   at
End of Year                          $  202,435    $  199,743   $  162,576
                                    ===========   ===========  ===========


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996:
SERIES 11                              1998          1997         1996
--------                               ----          ----         ----
Cash Flows from Operating Activities:
  Net Loss                           $ (183,183)   $ (196,029)  $ (108,465)
  Adjustments to Reconcile Net
Loss to Net Cash Provided by
(Used in) Operating Activities:
   Amortization                           6,492         7,188        7,549
   Accreted Interest Income on
Investments in Securities               (18,209)      (18,178)     (17,977)
   Equity in Losses of Project
Partnerships                            163,364       182,485      134,308
   Interest Income from
Redemption of Securities                  4,426         3,049        1,657
   Changes in Operating Assets
and Liabilities:
    Increase in Payable to
General Partners                         10,635           187      (30,192)
                                    -----------   -----------  -----------
     Net Cash Used in Operating
Activities                              (16,475)      (21,298)     (13,120)
                                    -----------   -----------  -----------
Cash Flows from Investing Activities:
  Investments in Project
Partnerships                                  0        75,425     (601,857)
  (Increase) Decrease in
Receivable from Project
Partnerships                                  0         8,250       (8,250)
  Acquisition Fees and Expenses               0          (178)    (109,109)
  Distributions Received from
Project Partnerships                     38,714         5,095            0
  Redemption of Investment in
Securities                               16,574        16,951       16,343
  Increase (Decrease) in Payable
to Project Partnerships -
Capital Contributions                         0      (279,887)    (471,174)
                                    -----------   -----------  -----------
     Net Cash Provided by (Used
in) Investing Activities                 55,288      (174,344)  (1,174,047)
                                    -----------   -----------  -----------
Cash Flows from Financing Activities:
  Distributions                               0             0      (46,690)
                                    -----------   -----------  -----------
     Net Cash Used in Financing
Activities                                    0             0      (46,690)
                                    -----------   -----------  -----------
Increase (Decrease) in Cash and
Cash Equivalents                         38,813      (195,642)  (1,233,857)
Cash and Cash Equivalents at
Beginning of Year                       169,385       365,027    1,598,884
                                    -----------   -----------  -----------
Cash   and  Cash  Equivalents   at
End of Year                          $  208,198    $  169,385   $  365,027
                                    ===========   ===========  ===========
              See accompanying notes to financial statements.
                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996:
TOTAL SERIES 7 - 11                    1998          1997         1996
--------                               ----          ----         ----
Cash Flows from Operating Activities:
  Net Loss                          $(2,992,269)  $(3,084,261) $(3,018,408)
  Adjustments to Reconcile Net
Loss to Net Cash Provided by
(Used in) Operating Activities:
   Amortization                          54,728        56,518       57,545
   Accreted Interest Income on
Investments in Securities              (112,569)     (113,164)    (112,620)
   Equity in Losses of Project
Partnerships                          2,691,622     2,815,500    2,807,498
   Interest Income from
Redemption of Securities                 35,477        25,072       15,634
   Changes in Operating Assets
and Liabilities:
    Increase in Payable to
General Partners                        160,712       161,241      148,182
                                    -----------   -----------  -----------
     Net Cash Used in Operating
Activities                             (162,299)     (139,094)    (102,169)
                                    -----------   -----------  -----------
Cash Flows from Investing Activities:
  Investments in Project
Partnerships                                  0        90,622     (899,583)
  (Increase) Decrease in
Receivable from Project Partnerships        453       105,428       60,789
  Acquisition Fees and Expenses               0          (450)    (116,864)
  Distributions Received from
Project Partnerships                    137,646        98,754       74,476
  Redemption of Investment in
Securities                              124,523       124,928      123,366
  Increase (Decrease) in Payable
to Project Partnerships -
Capital Contributions                    (7,712)     (279,887)  (1,202,392)
                                    -----------   -----------  -----------
     Net Cash Provided by (Used
in) Investing Activities                254,910       139,395   (1,960,208)
                                    -----------   -----------  -----------
Cash Flows from Financing Activities:
  Distributions                               0             0      (46,690)
                                    -----------   -----------  -----------
     Net Cash Used in Financing
Activities                                    0             0      (46,690)
                                    -----------   -----------  -----------
Increase (Decrease) in Cash and
Cash Equivalents                         92,611           301   (2,109,067)
Cash and Cash Equivalents at
Beginning of Year                     1,194,959     1,194,658    3,303,725
                                    -----------   -----------  -----------
Cash   and  Cash  Equivalents   at
End of Year                          $1,287,570    $1,194,959   $1,194,658
                                    ===========   ===========  ===========
              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                       NOTES TO FINANCIAL STATEMENTS

                      MARCH 31, 1998, 1997  AND 1996

NOTE 1 - ORGANIZATION:

   Gateway Tax Credit Fund III Ltd. ("Gateway"), a Florida Limited Partnership, was formed October 17, 1991 under the laws of Florida. Gateway offered its limited partnership interests in Series. The first Series for Gateway is Series 7. Operations commenced on July 16, 1992 for Series 7, January 4, 1993 for Series 8, September 30, 1993 for Series 9, January 21, 1994 for Series 10 and April 29, 1994 for Series 11. Each Series invests, as a limited partner, in other limited partnerships ("Project Partnerships"), each of which owns and operates apartment complexes eligible for Low-Income Housing Tax Credits ("Tax Credits"), provided for in Section 42 of the Internal Revenue Code of 1986. Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the Limited Partnership Agreement. As of March 31, 1998, Gateway had received capital contributions of $1,000 from the General Partners and $36,799,000 from the investor Limited Partners.

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


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

Basis of Accounting

   Gateway utilizes an accrual basis of accounting whereby revenues are recognized as earned and expenses are recognized as obligations are in curred.

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

Quarterly the Investments in Project Partnerships are increased or decreased as follows:

  1) Increased for equity in income or decreased for equity in losses of the Project Partnerships,
  2)  Decreased for cash distributions received from the Project
  Partnerships, and
  3)  Decreased for the amortization of the acquisition fees and expenses.

   Amortization is calculated on a straight line basis over 35 years, as this is the average estimated useful life of the underlying assets. The amortization expense is shown on the Statements of Operations.

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

  Gateway recognizes a decline in the carrying value of its investment in the Project Partnerships when there is evidence of a non-temporary decline in the recoverable amount of the investment. There is a possibility that the estimates relating to reserves for non-temporary declines in carrying value of the investments in Project Partnerships may be subject to material near term adjustments.

  Gateway, as a limited partner in the Project Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance and continued eligibility of tax credits. If the cost of operating a property exceeds the rental income earned thereon, Gateway may deem it in its best interest to voluntarily provide funds in order to protect its investment.

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

NOTE 3 - INVESTMENT IN SECURITIES:

   The March 31, 1998 Balance Sheet includes Investment in Securities consisting of U.S. Treasury Security Strips which represents their cost, plus accreted interest income of $142,109 for Series 7, $119,403 for Series 8, $64,688 for Series 9, $54,277 for Series 10 and $59,366 for Series 11.


                                                          Gross Unrealized
                   Estimated Market       Cost Plus          Gains and
                         Value        Accreted Interest       (Losses)
                   -----------------  -----------------   ----------------
Series 7                   $ 484,259          $ 451,895            $ 32,364
Series 8                     449,814            427,872              21,942
Series 9                     291,736            286,984               4,752
Series 10                    243,872            229,390              14,482
Series 11                    269,224            244,562              24,662


 As of March 31, 1998, the cost and accreted interest of debt securities by contractual maturities is as follows:

                                  Series 7       Series 8       Series 9
                                  --------       --------       --------
Due with 1 year                     $  47,675      $  42,967      $  27,803
After 1 year through 5 years          187,591        175,036        109,348
After 5 years through 10 years        216,629        209,869        126,303
After 10 years                              0              0         23,530
                                    ---------      ---------      ---------
  Total Amount Carried on
Balance Sheet                       $ 451,895      $ 427,872      $ 286,984
                                    =========      =========      =========

                                 Series 10      Series 11        Total
                                  --------       --------       --------
Due with 1 year                     $  22,865      $  21,794     $  163,104
After 1 year through 5 years           82,516         85,385        639,876
After 5 years through 10 years         89,931        100,880        743,612
After 10 years                         34,078         36,503         94,111
                                    ---------      ---------      ---------
  Total Amount Carried on
Balance Sheet                      $ 229,390       $ 244,562     $1,640,703
                                   =========       =========      =========


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

  For the periods ended March 31, 1998, 1997, and 1996 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

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

                         1998               1997                1996
                         ----               ----                ----
Series 7                       $   0              $   0            $      0
Series 8                           0                  0                   0
Series 9                           0                  0               5,124
Series 10                          0                  0                 489
Series 11                          0                  0              86,986
                               -----              -----            --------
Total                          $   0              $   0            $ 92,599
                               =====              =====            ========


  Acquisition Expenses - Affiliates of the General Partners are reimbursed for acquisition expenses incurred on behalf of Gateway. These expenses are included in Investments in Project Partnerships on the Balance Sheet.

                         1998               1997                1996
                         ----               ----                ----
Series 7                       $   0              $   0             $ 2,142
Series 8                           0                  0                   0
Series 9                           0                  0                   0
Series 10                          0                  0                   0
Series 11                          0                178              22,123
                               -----              -----             -------
Total                          $   0              $ 178             $24,265
                               =====              =====             =======

 Asset Management Fee - The Managing General Partner is entitled to receive an annual asset management fee equal to the greater of (i) $2,000 for each limited partnership in which Gateway invests,as adjusted by the Consumer Price Index, or (ii) 0.275% of Gateway's gross proceeds from the sale of limited partnership interests. In either event (i) or (ii), the maximum amount may not exceed 0.2% of the aggregate cost (Gateway's capital contribution plus Gateway's share of the Properties' mortgage) of Gateway's interest in properties owned by the Project Partnerships. The asset management fee will be paid only after all other expenses of Gateway have been paid. These fees are included in the Statement of Operations.

                         1998               1997                1996
                         ----               ----                ----
Series 7                   $  88,433          $  80,591           $  79,980
Series 8                      92,191             88,857              88,183
Series 9                      50,592             49,594              49,218
Series 10                     34,101             30,997              30,761
Series 11                     27,281             24,797              24,609
                           ---------           --------            --------
Total                      $ 292,598          $ 274,836           $ 272,751
                           =========          =========           =========

  General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an
accountable   basis.   This  expense  is  included  in  the  Statement   of
Operations.

                         1998               1997                1996
                         ----               ----                ----
Series 7                   $  14,380          $  12,039           $  11,913
Series 8                      15,855             13,275              13,312
Series 9                       8,849              7,410               7,430
Series 10                      5,531              4,630               4,641
Series 11                      4,424              3,702               3,654
                           ---------          ---------           ---------
Total                      $  49,039          $  41,056           $  40,950
                           =========          =========           =========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

SERIES 7

   As of March 31,1998, the Partnership had acquired an interest in 39 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes. The Partnership, as the Investor Limited Partner pursuant to the Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.

  The following is a summary of Investments in Project Partnerships as of:

                                             MARCH 31, 1998 MARCH 31, 1997
                                             -------------- --------------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships       $ 7,732,089     $ 7,732,089

Cumulative equity in losses of Project
Partnerships (1)                                 (4,782,926)     (3,872,935)

Cumulative distributions received from
Project Partnerships                               (101,264)        (67,207)
                                               ------------    ------------
Investment in Project Partnerships before
Adjustment                                        2,847,899       3,791,947

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      793,335         793,335
 Accumulated amortization of acquisition
fees and expenses                                  (123,382)       (101,736)
                                               ------------    ------------

Investments in Project Partnerships             $ 3,517,852     $ 4,483,546
                                               ============    ============

(1 In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $82,376 for the year ended March 31, 1998 and cumulative suspended losses of $40,687 for the year ended March 31, 1997 are not included.

SERIES 8

   As of March 31, 1998, the Partnership had acquired an interest in 43 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes. The Partnership, as the Investor Limited Partner pursuant to the Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.

  The following is a summary of Investments in Project Partnerships as of:
                                             MARCH 31, 1998 MARCH 31, 1997
                                             -------------- --------------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships        $7,586,105      $7,586,105

Cumulative equity in losses of Project
Partnerships (1)                                 (4,372,089)     (3,408,634)

Cumulative distributions received from
Project Partnerships                                (84,722)        (56,986)
                                                -----------     -----------
Investment in Project Partnerships before
Adjustment
                                                  3,129,294       4,120,485
Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      549,773         549,773
 Accumulated amortization of acquisition
fees and expenses                                   (70,838)        (56,136)
                                                -----------     -----------

Investments in Project Partnerships              $3,608,229      $4,614,122
                                                ===========     ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $79,383 for the year ended March 31, 1998 and cumulative suspended losses of $24,072 for the year ended March 31, 1997 are not included.

SERIES 9

   As of March 31, 1998, the Partnership had acquired an interest in 24 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes. The Partnership, as the Investor Limited Partner pursuant to the Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.

  The following is a summary of Investments in Project Partnerships as of:

                                             MARCH 31, 1998 MARCH 31, 1997
                                             -------------- --------------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships        $4,914,116      $4,914,116

Cumulative equity in losses of Project
Partnerships                                     (1,711,859)     (1,252,230)

Cumulative distributions received from
Project Partnerships                                (54,634)        (35,343)
                                                -----------     -----------
Investment in Project Partnerships before
Adjustment                                        3,147,623       3,626,543

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      244,087         244,087
 Accumulated amortization of acquisition
fees and expenses                                   (28,333)        (22,263)
                                                -----------     -----------

Investments in Project Partnerships              $3,363,377      $3,848,367
                                                ===========     ===========

SERIES 10

   As of March 31, 1998, the Partnership had acquired an interest in 15 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes. The Partnership, as the Investor Limited Partner pursuant to the Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.

  The following is a summary of Investments in Project Partnerships as of:

                                             MARCH 31, 1998 MARCH 31, 1997
                                             -------------- --------------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships        $3,914,672      $3,914,672

Cumulative equity in losses of Project
Partnerships                                       (675,302)       (480,119)

Cumulative distributions received from
Project Partnerships                                (59,354)        (41,506)
                                                -----------     -----------
Investment in Project Partnerships before
Adjustment                                        3,180,016       3,393,047

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      196,738         196,738
 Accumulated amortization of acquisition
fees and expenses                                   (24,085)        (18,267)
                                                -----------     -----------

Investments in Project Partnerships              $3,352,669      $3,571,518
                                                ===========     ===========

SERIES 11

   As of March 31, 1998, the Partnership had acquired an interest in 12 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes. The Partnership, as the Investor Limited Partner pursuant to the Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.

                                             MARCH 31, 1998 MARCH 31, 1997
                                             -------------- --------------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships        $4,128,042      $4,128,042

Cumulative equity in losses of Project
Partnerships                                       (490,043)       (326,679)

Cumulative distributions received from
Project Partnerships                                (43,809)         (5,095)
                                                -----------     -----------
Investment in Project Partnerships before
Adjustment                                        3,594,190       3,796,268

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      290,335         290,335
 Accumulated amortization of acquisition
fees and expenses                                   (22,794)        (16,302)
                                                -----------     -----------

Investments in Project Partnerships              $3,861,731      $4,070,301
                                                ===========     ===========

  The following is a summary of Investments in Project Partnerships:

TOTAL SERIES 7 - 11                          MARCH 31, 1998 MARCH 31, 1997
                                             -------------- --------------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships       $28,275,024     $28,275,024

Cumulative equity in losses of Project
Partnerships                                    (12,032,219)     (9,340,597)

Cumulative distributions received from
Project Partnerships                               (343,783)       (206,137)
                                               ------------     -----------
Investment in Project Partnerships before
Adjustment                                       15,899,022      18,728,290

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                    2,074,268       2,074,268
 Accumulated amortization of acquisition
fees and expenses                                  (269,432)       (214,704)
                                               ------------    ------------

Investments in Project Partnerships             $17,703,858     $20,587,854
                                               ============    ============

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
                                                 DECEMBER 31,
                                       1997         1996           1995
SERIES 7                               ----         ----           ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                    $ 2,587,261   $ 2,308,626   $ 2,253,113
  Investment properties, net         37,959,499    39,455,931    40,934,578
  Other assets                           51,276        99,952        74,605
                                    -----------   -----------   -----------
    Total assets                    $40,598,036   $41,864,509   $43,262,296
                                    ===========   ===========   ===========
Liabilities and Partners' Equity:
  Current liabilities                 1,002,429     1,170,533     1,222,822
  Long-term debt                     36,852,852    36,962,154    37,259,882
                                    -----------   -----------   -----------
    Total liabilities                37,855,281    38,132,687    38,482,704

Partners' equity
  Gateway                             2,725,255     3,715,273     4,719,280
  General Partners                       17,500        16,549        60,312
                                    -----------   -----------   -----------
    Total Partners' equity            2,742,755     3,731,822     4,779,592

    Total liabilities and
partners' equity                    $40,598,036   $41,864,509   $43,262,296
                                    ===========   ===========   ===========
SUMMARIZED STATEMENTS OF
OPERATIONS
Rental and other income             $ 5,716,581   $ 5,712,212   $ 5,559,478
Expenses:
  Operating expenses                  2,523,961     2,414,283     2,222,999
  Interest expense                    2,580,836     2,658,919     2,728,293
  Depreciation and amortization       1,573,077     1,625,748     1,553,899
                                    -----------   -----------   -----------
    Total expenses                    6,677,874     6,698,950     6,505,191
                                    -----------   -----------   -----------
      Net loss                      $  (961,293)  $  (986,738)  $  (945,713)
                                    ===========   ===========   ===========
Other partners' share of net loss   $    (9,613)  $    (9,867)  $    (9,456)
                                    ===========   ===========   ===========
Partnerships' share of net loss        (951,680)     (976,871)     (936,257)

Suspended losses                         41,689        40,687             0
                                    -----------   -----------   -----------
Equity in Losses of Project
Partnerships                        $  (909,991)  $  (936,184)  $  (936,257)
                                     ==========   ===========   ===========
As of December 31, 1997, the largest Project Partnership constituted 5.4% and 5.5%, and as of December 31, 1996 the largest Project Partnership constituted 5.4% and 4.1% of the combined total assets by series and combined total revenues by series, respectively.

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
                                              DECEMBER 31,
                                      1997         1996          1995
SERIES 8                              ----         ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                    $ 2,220,607   $ 1,906,836   $ 1,777,894
  Investment properties, net         40,801,033    42,364,497    43,971,187
  Other assets                           40,006        60,527        67,558
                                   ------------  ------------   -----------
    Total assets                    $43,061,646   $44,331,860   $45,816,639

Liabilities and Partners' Equity:
  Current liabilities                 1,179,934     1,211,075     1,472,200
  Long-term debt                     38,898,362    39,045,306    39,164,489
                                   ------------  ------------   -----------
    Total liabilities                40,078,296    40,256,381    40,636,689

Partners' equity
  Gateway                             3,069,347     4,118,975     5,163,437
  General Partners                     (85,997)      (43,496)        16,513
                                   ------------   -----------   -----------
    Total Partners' equity            2,983,350     4,075,479     5,179,950

    Total liabilities and           $43,061,646   $44,331,860   $45,816,639
partners' equity                   ============  ============   ===========

SUMMARIZED STATEMENTS OF
OPERATIONS
Rental and other income             $ 5,753,648   $ 5,753,793   $ 5,140,306
Expenses:
  Operating expenses                  2,445,185     2,339,160     2,182,472
  Interest expense                    2,712,456     2,799,196     2,561,695
  Depreciation and amortization       1,627,815     1,652,936     1,521,763
                                   ------------  ------------  ------------
    Total expenses                    6,785,456     6,791,292     6,265,930
                                   ------------   -----------  ------------
      Net loss                     $ (1,031,808) $ (1,037,499) $ (1,125,624)
                                   ============  ============  ============
Other partners' share of net loss  $    (13,042) $    (13,594) $    (14,769)
                                   ============  ============  ============
Partnerships' share of net loss      (1,018,766)   (1,023,905)   (1,110,855)

Suspended losses                         55,311        24,072             0
                                   ------------  ------------  ------------
Equity in Losses of Project
Partnerships                       $   (963,455) $   (999,833) $ (1,110,855)
                                   ============  ============  ============

As of December 31, 1997, the largest Project Partnership constituted 5.6% and 5.8%, and as of December 31, 1996 the largest Project Partnership constituted 5.6% and 5.8% of the combined total assets by series and combined total revenues by series, respectively.

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
                                                 DECEMBER 31,
                                       1997         1996          1995
SERIES 9                               ----         ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                    $ 1,431,278   $ 1,270,678   $ 1,184,980
  Investment properties, net         22,640,398    23,508,821    24,403,195
  Other assets                            8,956        12,771        13,679
                                   ------------  ------------  ------------
    Total assets                    $24,080,632   $24,792,270   $25,601,854
                                   ============  ============  ============
Liabilities and Partners' Equity:
  Current liabilities                   424,314       545,719       707,269
  Long-term debt                     20,587,632    20,655,161    20,721,177
                                   ------------  ------------  ------------
    Total liabilities                21,011,946    21,200,880    21,428,446

Partners' equity
  Gateway                             3,136,984     3,617,355     4,161,214
  General Partners                     (68,298)      (25,965)        12,194
                                   ------------  ------------  ------------
    Total Partners' equity            3,068,686     3,591,390     4,173,408

    Total liabilities and           $24,080,632   $24,792,270   $25,601,854
partners' equity                   ============  ============  ============

SUMMARIZED STATEMENTS OF
OPERATIONS
Rental and other income             $ 2,994,649   $ 3,012,188   $ 2,768,235
Expenses:
  Operating expenses                  1,203,597     1,170,767       999,496
  Interest expense                    1,353,615     1,439,681     1,367,635
  Depreciation and amortization         901,709       913,666       863,953
                                   ------------  ------------  ------------
    Total expenses                    3,458,921     3,524,114     3,231,084
                                   ------------  ------------  ------------
      Net loss                     $   (464,272) $   (511,926) $   (462,849)
                                   ============  ============  ============
Other partners' share of net loss  $     (4,643) $     (5,119) $     (4,628)
                                   ============  ============  ============
Partnerships' share of net loss        (459,629)     (506,807)     (458,221)

Suspended losses                              0             0             0
                                   ------------  ------------  ------------
Equity in Losses of Project
Partnerships                       $   (459,629) $   (506,807) $   (458,221)
                                   ============  ============  ============

As of December 31, 1997, the largest Project Partnership constituted 7.2% and 6.9%, and as of December 31, 1996 the largest Project Partnership constituted 7.2% and 8.6% of the combined total assets by series and combined total revenues by series, respectively.

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
                                                 DECEMBER 31,
                                       1997         1996          1995
SERIES 10                              ----         ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                    $ 1,165,222   $ 1,003,956   $ 1,131,901
  Investment properties, net         15,705,282    16,200,866    16,686,974
  Other assets                           14,855        21,293        27,335
                                   ------------  ------------  ------------
    Total assets                    $16,885,359   $17,226,115   $17,846,210
                                   ============  ============  ============
Liabilities and Partners' Equity:
  Current liabilities                   288,837       293,331       590,081
  Long-term debt                     13,487,607    13,542,629    13,607,468
                                   ------------  ------------  ------------
    Total liabilities                13,776,444    13,835,960    14,197,549

Partners' equity
  Gateway                             3,186,296     3,401,814     3,608,073
  General Partners                     (77,381)      (11,659)        40,588
                                   ------------  ------------  ------------
    Total Partners' equity            3,108,915     3,390,155     3,648,661

    Total liabilities and
partners' equity                    $16,885,359   $17,226,115   $17,846,210
                                   ============  ============  ============
SUMMARIZED STATEMENTS OF
OPERATIONS
Rental and other income             $ 1,888,003   $ 1,897,728   $ 1,797,699
Expenses:
  Operating expenses                    798,454       794,120       718,628
  Interest expense                      771,088       774,429       766,921
  Depreciation and amortization         511,020       516,816       475,696
                                   ------------  ------------  ------------
    Total expenses                    2,080,562     2,085,365     1,961,245
                                   ------------  ------------  ------------
      Net loss                     $   (192,559) $   (187,637) $   (163,546)
                                   ============  ============  ============
Other partners' share of net loss  $      2,624   $     2,554   $     4,311
                                   ============  ============  ============
Partnerships' share of net loss        (195,183)     (190,191)     (167,857)

Suspended losses                              0             0             0
                                   ------------  ------------  ------------
Equity in Losses of Project
Partnerships                       $   (195,183) $   (190,191) $   (167,857)
                                   ============  ============  ============

As of December 31, 1997, the largest Project Partnership constituted 10.6% and 12.1%, and as of December 31, 1996 the largest Project Partnership constituted 10.6% and 12.2% of the combined total assets by series and combined total revenues by series, respectively.

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
                                                DECEMBER 31,
                                      1997          1996          1995
SERIES 11                             ----          ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                    $   875,564   $   990,736   $ 2,108,185
  Investment properties, net         13,991,257    14,480,026    14,495,252
  Other assets                           24,358        29,127        23,687
                                   ------------  ------------  ------------
    Total assets                    $14,891,179   $15,499,889   $16,627,124
                                   ============  ============  ============
Liabilities and Partners' Equity:
  Current liabilities                   390,123       631,225     1,371,789
  Long-term debt                     10,825,000    10,925,232    11,034,608
                                   ------------  ------------  ------------
    Total liabilities                11,215,123    11,556,457    12,406,397

Partners' equity
  Limited Partner                     3,603,675     3,805,385     3,882,428
  General Partners                       72,381       138,047       338,299
                                   ------------  ------------  ------------
    Total Partners' equity            3,676,056     3,943,432     4,220,727

    Total liabilities and
partners' equity                    $14,891,179   $15,499,889   $16,627,124
                                   ============  ============  ============
SUMMARIZED STATEMENTS OF
OPERATIONS
Rental and other income             $ 1,668,431   $ 1,670,724   $   742,925
Expenses:
  Operating expenses                    785,590       750,237       380,713
  Interest expense                      556,791       583,416       299,285
  Depreciation and amortization         506,631       537,223       198,591
                                   ------------  ------------  ------------
    Total expenses                    1,849,012     1,870,876       878,589
                                   ------------  ------------  ------------
      Net loss                     $   (180,581) $   (200,152) $   (135,664)
                                   ============  ============  ============
Other partners' share of net loss  $    (17,217) $    (17,667) $     (1,356)
                                   ============  ============  ============
Partnerships' share of net loss        (163,364)     (182,485)     (134,308)

Suspended losses                              0             0             0
                                   ------------  ------------  ------------
Equity in Losses of Project
Partnerships                       $   (163,364) $   (182,485) $   (134,308)
                                   ============  ============  ============

As of December 31, 1997, the largest Project Partnership constituted 21.2% and 19.9%, and as of December 31, 1996 the largest Project Partnership constituted 21.1% and 19.6% of the combined total assets by series and combined total revenues by series, respectively.

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
                                                 DECEMBER 31,
                                       1997         1996          1995
TOTAL SERIES 7 - 11                    ----         ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                   $  8,279,932  $  7,480,832  $  8,456,073
  Investment properties, net        131,097,469   136,010,141   140,491,186
  Other assets                          139,451       223,670       206,864
                                  -------------  ------------  ------------
    Total assets                   $139,516,852  $143,714,643  $149,154,123
                                  =============  ============  ============
Liabilities and Partners' Equity:
  Current liabilities                 3,285,637     3,851,883     5,364,161
  Long-term debt                    120,651,453   121,130,482   121,787,624
                                  -------------  ------------  ------------
    Total liabilities               123,937,090   124,982,365   127,151,785

Partners' equity
  Limited Partner                    15,721,557    18,658,802    21,534,432
  General Partners                    (141,795)        73,476       467,906
                                  -------------  ------------  ------------
    Total Partners' equity           15,579,762    18,732,278    22,002,338

    Total liabilities and
partners' equity                   $139,516,852  $143,714,643  $149,154,123
                                  =============  ============  ============
SUMMARIZED STATEMENTS OF
OPERATIONS
Rental and other income             $18,021,312   $18,046,645   $16,008,643
Expenses:
  Operating expenses                  7,756,787     7,468,567     6,504,308
  Interest expense                    7,974,786     8,255,641     7,723,829
  Depreciation and amortization       5,120,252     5,246,389     4,613,902
                                   ------------  ------------  ------------
    Total expenses                   20,851,825    20,970,597    18,842,039
                                   ------------  ------------  ------------
      Net loss                     $ (2,830,513) $ (2,923,952) $ (2,833,396)
                                   ============  ============  ============
Other partners' share of net loss  $    (41,891) $    (43,693) $    (25,898)
                                   ============  ============  ============
Partnerships' share of net loss      (2,788,622)   (2,880,259)   (2,807,498)

Suspended losses                         97,000        64,759             0
                                   ------------  ------------  ------------
Equity in Losses of Project
Partnerships                       $ (2,691,622) $ (2,815,500) $ (2,807,498)
                                   ============  ============  ============

The Partnership's equity by Series as reflected by the Project Partnerships differs from the Partnership's Investments in Partnerships before acquisition fees and expenses and amortization by Series primarily because of suspended losses on the Partnership's books.

                            Equity Per Project
                               Partnership          Equity Per Partnership
                            ------------------      ----------------------
Series 7                               $2,725,255                $2,847,899
Series 8                                3,069,347                 3,129,294
Series 9                                3,136,984                 3,147,623
Series 10                               3,186,296                 3,180,016
Series 11                               3,603,675                 3,594,190


NOTE 6 - TAXABLE INCOME (LOSS):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:

                                   1998           1997            1996
SERIES 7                           ----           ----            ----
Net Loss per Financial
Statements                       $(1,010,863)   $(1,026,918)    $(1,014,650)

Equity in Losses of Project
Partnerships for tax purposes
less than (in excess of)
losses for financial
statement purposes                  (176,026)      (125,211)       (242,983)

Adjustments to convert March
31, fiscal year end to
December 31, taxable year end         (3,563)         1,130           5,831

Items Expensed for Financial
Statement purposes not
expensed for Tax purposes:
  Asset Management Fee                46,034         43,668          49,944
  Amortization Expense                21,542         22,062          22,350
                                ------------   ------------    ------------

Partnership loss for tax
purposes as of December 31       $(1,122,876)   $(1,085,269)    $(1,179,508)
                                ============   ============    ============

                               December 31,   December 31,    December 31,
                                   1997           1996            1995
                               ------------   ------------    -----------
Federal Low Income Housing
Tax Credits                      $ 1,695,190    $ 1,685,951     $ 1,610,621
                                 ===========    ===========     ===========

NOTE 6 - TAXABLE INCOME (LOSS):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:

                                   1998           1997            1996
SERIES 8                           ----           ----            ----
Net Loss per Financial
Statements                       $(1,060,938)   $(1,089,189)    $(1,201,546)

Equity in Losses of Project
Partnerships for tax purposes
less than (in excess of)
losses for financial
statement purposes                  (213,027)      (292,642)       (175,816)

Adjustments to convert March
31, fiscal year end to
December 31, taxable year end         (3,764)         1,190          (8,367)

Items Expensed for Financial
Statement purposes not
expensed for Tax purposes:
  Asset Management Fee                53,647         61,961          72,645
  Amortization Expense                14,560         14,551          23,079
                                ------------   ------------    ------------

Partnership loss for tax
purposes as of December 31       $(1,209,522)   $(1,304,129)    $(1,290,005)
                                ============   ============    ============

                               December 31,   December 31,    December 31,
                                   1997           1996            1995
                               ------------   ------------    -----------
Federal Low Income Housing
Tax Credits                      $ 1,620,511    $ 1,605,034     $ 1,449,473
                                 ===========    ===========     ===========

NOTE 6 - TAXABLE INCOME (LOSS):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:

                                   1998           1997            1996
SERIES 9                           ----           ----            ----
Net Loss per Financial
Statements                       $  (512,506)   $  (557,202)    $  (504,713)

Equity in Losses of Project
Partnerships for tax purposes
less than (in excess of)
losses for financial
statement purposes                  (104,407)      (126,579)       (151,819)

Adjustments to convert March
31, fiscal year end to
December 31, taxable year end         (2,981)            33           2,315

Items Expensed for Financial
Statement purposes not
expensed for Tax purposes:
  Asset Management Fee                33,759         40,872          54,509
  Amortization Expense                 7,117          7,619           4,988
                                ------------   ------------    ------------

Partnership loss for tax
purposes as of December 31       $  (579,018)   $  (635,257)    $  (594,720)
                                ============   ============    ============

                               December 31,   December 31,    December 31,
                                   1997           1996            1995
                               ------------   ------------    -----------
Federal Low Income Housing
Tax Credits                      $   968,961    $   968,279     $   904,162
                                 ===========    ===========     ===========

NOTE 6 - TAXABLE INCOME (LOSS):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:

                                   1998           1997            1996
SERIES 10                          ----           ----            ----
Net Loss per Financial
Statements                       $  (224,779)   $  (214,923)    $  (189,034)

Equity in Losses of Project
Partnerships for tax purposes
less than (in excess of)
losses for financial
statement purposes                  (158,805)      (168,640)       (195,074)

Adjustments to convert March
31, fiscal year end to
December 31, taxable year end           (266)           843          (5,491)

Items Expensed for Financial
Statement purposes not
expensed for Tax purposes:
  Asset Management Fee                 8,101         19,295          19,011
  Amortization Expense                 5,806          5,947           9,220
                                ------------   ------------    ------------

Partnership loss for tax
purposes as of December 31       $  (369,943)   $  (357,478)    $  (361,368)
                                ============   ============    ============

                               December 31,   December 31,    December 31,
                                   1997           1996            1995
                               ------------   ------------    -----------
Federal Low Income Housing
Tax Credits                      $   762,183    $   762,241     $   708,449
                                 ===========    ===========     ===========

NOTE 6 - TAXABLE INCOME (LOSS):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:

                                   1998           1997            1996
SERIES 11                          ----           ----            ----
Net Loss per Financial
Statements                       $  (183,183)   $  (196,029)    $  (108,465)

Equity in Losses of Project
Partnerships for tax purposes
less than (in excess of)
losses for financial
statement purposes                   (85,093)       (60,284)        (34,374)

Adjustments to convert March
31, fiscal year end to
December 31, taxable year end         (2,137)        (1,509)         29,523

Items Expensed for Financial
Statement purposes not
expensed for Tax purposes:
  Asset Management Fee                 9,851          7,548          18,956
  Amortization Expense                 7,391          9,300           4,945
                                ------------   ------------    ------------

Partnership loss for tax
purposes as of December 31       $  (253,171)   $  (240,974)    $   (89,415)
                                ============   ============    ============

                               December 31,   December 31,    December 31,
                                   1997           1996            1995
                               ------------   ------------    -----------
Federal Low Income Housing
Tax Credits                      $   756,995    $   724,590     $   169,116
                                 ===========    ===========     ===========

NOTE 6 - TAXABLE INCOME (LOSS):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:

                                   1998           1997            1996
TOTAL SERIES 7 -11                 ----           ----            ----
Net Loss per Financial
Statements                       $(2,992,269)   $(3,084,261)    $(3,018,408)

Equity in Losses of Project
Partnerships for tax purposes
less than (in excess of)
losses for financial
statement purposes                  (737,358)      (773,356)       (800,066)

Adjustments to convert March
31, fiscal year end to
December 31, taxable year end        (12,711)         1,687          23,811

Items Expensed for Financial
Statement purposes not
expensed for Tax purposes:
  Asset Management Fee               151,392        173,344         215,065
  Amortization Expense                56,416         59,479          64,582
                                ------------   ------------    ------------

Partnership loss for tax
purposes as of December 31       $(3,534,530)   $(3,623,107)    $(3,515,016)
                                ============   ============    ============

The difference in the total value of the Partnership's Investment in Project Partnerships is approximately $720,000 higher for Series 7, $794,000 higher for Series 8, $428,000 higher for Series 9, $520,000 higher for Series 10 and $124,000 higher for Series 11 for financial reporting purposes than for tax return purposes because (i) there were depreciation differences between financial reporting purposes and tax return purposes and (ii) certain expenses are not deductible for tax return purposes.

Vincent & Voss
544 West 10th Street
Erie, PA 16502
PHONE:  814-456-5385
FAX:  814-454-5004

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Maple Street Apartments Limited Partnership
Emporium, Pennsylvania

We have audited the accompanying balance sheets of Maple Street Apartments (A Limited Partnership), as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maple Street Apartments, as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In  accordance  with  Government Auditing Standards, we  have  also  issued reports dated January 26, 1998 on our consideration of Maple Street Apartments internal control structure and compliance with laws and regulations.


/s/ Vincent & Voss
Certified Public Accountants

January 26, 1998

Habif, Arogeti & Wynne, P.C.
1073 West Peachtree Street, N.E.
Atlanta, GA 30367
PHONE:  404-892-9651
FAX:  404-876-4328

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Creekstone Apartments, L.P.

We have audited the accompanying balance sheet of CREEKSTONE APARTMENTS, L.P. (A Limited Partnership), as of December 31, 1997 and 1996, the related statements of operations, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CREEKSTONE APARTMENTS, L.P., as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



/s/ Habif, Arogeti & Wynne, P.C.
Atlanta, Georgia

January 15, 1998

Dauby O'Connor & Zaleski LLC
698 Pro Med Lane
Carmel, IN  46032
PHONE:  317-848-5700
FAX:  317-815-6140

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners of
Gila Bend Housing, Ltd.
(an Arizona limited partnership)

We have audited the accompanying balance sheets of Gila Bend Housing, Ltd. (an Arizona limited partnership) as of December 31, 1997 and 1996, and the related statements of income, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gila Bend Housing, Ltd. (an Arizona limited partnership) as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in accordance with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 10, 1998, on our consideration of the Partnership's internal control structure and a report dated February 10, 1998, on its compliance with laws and regulations.

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

This report is intended solely for the information of the Partners, management of Gila Bend Housing, Ltd. and for filing with RD and should not be used for any other purpose.


/s/ Dauby O'Connor & Zaleski LLC
Certified Public Accountants
Carmel, Indiana
February, 10, 1998

Goddard, Henderson, Godbee & Nichols, P.C.
3488 North Valdosta Road
Valdosta, GA 31604
PHONE:  912-245-6040
FAX:  912-245-1669

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Manchester Elderly Housing, L.P.
Valdosta, Georgia

We have audited the accompanying balance sheet of Manchester Elderly Housing, L.P. (A Limited Partnership), Federal ID NO.: 58-1965616 as of December 31, 1997 and 1996, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Manchester Elderly Housing, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated January 21, 1998 on our consideration of Manchester Elderly Housing, L.P.'s internal control structure and its compliance with laws and regulations.


/s/ Goddard, Henderson, Godbee & Nichols, P.C.
Certified Public Accountants
January 21, 1998

Goddard, Henderson, Godbee & Nichols, P.C.
3488 North Valdosta Road
Valdosta, GA 31604
PHONE:  912-245-6040
FAX:  912-245-1669

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Meadow Run Apartments, L.P.
Valdosta, Georgia

We have audited the accompanying balance sheet of Meadow Run Apartments, L.P. (A Limited Partnership), Federal ID NO.: 58-1994614 as of December 31, 1997 and 1996, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meadow Run Apartments, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated January 21, 1998 on our consideration of Meadow Run Apartments, L.P.'s internal control structure and its compliance with laws and regulations.


/s/ Goddard, Henderson, Godbee & Nichols, P.C.
Certified Public Accountants

January 21, 1998

Goddard, Henderson, Godbee & Nichols, P.C.
3488 North Valdosta Road
Valdosta, GA 31604
PHONE:  912-245-6040
FAX:  912-245-1669

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Lakeland II L.P.
Lakeland, Georgia

We have audited the accompanying balance sheets of Lakeland II L.P. (A Limited Partnership), Federal ID # 58-1965624, as of December 31, 1997 and 1996, and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeland II L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated January 21, 1998 on our consideration of Lakeland II, L.P.'s internal control structure and its compliance with laws and regulations.


/s/ Goddard, Henderson, Godbee & Nichols, P.C.
Certified Public Accountants

January 21, 1998

Goddard, Henderson, Godbee & Nichols, P.C.
3488 North Valdosta Road
Valdosta, GA 31604
PHONE:  912-245-6040
FAX:  912-245-1669

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Blue Ridge Elderly Housing, L.P.
Valdosta, Georgia

We have audited the accompanying balance sheet of Blue Ridge Elderly Housing, L.P. (A Limited Partnership), Federal ID NO.: 58-1936981 as of December 31, 1997 and 1996, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blue Ridge Elderly Housing, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 21, 1998 on our consideration of the Blue Ridge
Elderly Housing, L.P.'s internal control structure and a report dated January 21, 1998 on its compliance with laws and regulations.


/s/ Goddard, Henderson, Godbee & Nichols, P.C.
Certified Public Accountants

January 21, 1998

Goddard, Henderson, Godbee & Nichols, P.C.
3488 North Valdosta Road
Valdosta, GA 31604
PHONE:  912-245-6040
FAX:  912-245-1669

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Arbor Trace Apartments Phase II L.P.
Lake Park, Georgia

We have audited the accompanying balance sheets of Arbor Trace Apartments Phase II, L.P. (A Limited Partnership), Federal ID No.: 58-2032771, as of December 31, 1997 and 1996, and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arbor Trace Apartments Phase II, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 21, 1998 on our consideration of Arbor Trace Apartments Phase II, L.P.'s internal control structure and a report dated January 21, 1998 on its compliance with laws and regulations.


/s/ Goddard, Henderson, Godbee & Nichols, P.C.
Certified Public Accountants

January 21, 1998

Reznick, Fedder & Silverman
P.O. Box 501298
Atlanta, GA 31150-1298
PHONE:  770-844-0644
FAX:  770-844-7363

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Omega Rental Housing, L.P.

We have audited the accompanying balance sheets of Omega Rental Housing, L.P., RHS Project No.: 11-037-582031602, as of December 31, 1997 and 1996,
and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Omega Rental Housing, L.P., RHS Project No.: 11-037-582031602, as of December 31, 1997 and 1996,
and the results of its operations, changes in partners' equity and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued reports dated January 22, 1998, on our consideration of Omega Rental Housing, L.P.'s internal control structure and on its compliance with laws and regulations applicable to the financial statements.


/s/ Reznick, Fedder & Silverman
Certified Public Accountants
Atlanta, Georgia

January 22, 1998

Habif, Arogeti & Wynne, P.C.
1073 West Peachtree Street, N.E.
Atlanta, GA 30367
PHONE:  404-892-9651
FAX:  404-876-4328

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Magnolia Place L.P.

We have audited the accompanying balance sheet of MAGNOLIA PLACE, L.P. (A Limited Partnership), as of December 31, 1997, and the related statements of operations, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MAGNOLIA PLACE, L.P., as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



/s/ Habif, Arogeti & Wynne, P.C.
Atlanta, Georgia

January 9, 1998

Baird, Kurtz, & Dobson CPA
5000 Rogers Avenue, Suite 700
Ft. Smith, AR 72903
PHONE:  501-452-1040
FAX:  501-452-5542

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

Partners
Antlers Properties I, A Limited Partnership
D/B/A Woodbine Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of ANTLERS PROPERTIES I, A LIMITED PARTNERSHIP, D/B/A WOODBINE APARTMENTS as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ANTLERS PROPERTIES I, A LIMITED PARTNERSHIP, D/B/A WOODBINE APARTMENTS as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 19, 1998, on our consideration of the internal control structure of ANTLERS PROPERTIES I, A LIMITED PARTNERSHIP, D/B/A WOODBINE APARTMENTS and on its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz, & Dobson CPA

February 19, 1998

Baird, Kurtz, & Dobson CPA
5000 Rogers Avenue, Suite 700
Ft. Smith, AR 72903
PHONE:  501-452-1040
FAX:  501-452-5542

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
Partners
Meadowview Properties, A Limited Partnership
D/B/A Meadowview Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of MEADOWVIEW PROPERTIES, A LIMITED PARTNERSHIP, D/B/A MEADOWVIEW APARTMENTS as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MEADOWVIEW PROPERTIES, A LIMITED PARTNERSHIP, D/B/A MEADOWVIEW APARTMENTS as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 19, 1998, on our consideration of the internal control structure of MEADOWVIEW PROPERTIES, A LIMITED PARTNERSHIP, D/B/A MEADOWVIEW APARTMENTS and on its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz, & Dobson CPA

February 19, 1998

Charles Bailly & Co.
100 North Phillips, Suite 800
Sioux Falls, SD 57102
PHONE:  605-339-1999
FAX:  605-339-1306

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Sunrise I Apartments Limited Partnership
Sioux Falls, South Dakota

We have audited the accompanying balance sheets of Sunrise I Apartments Limited Partnership as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunrise I Apartments Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated January 21, 1998 on our consideration of Sunrise I Apartments Limited Partnership's internal control structure and a report dated January 21, 1998 on its compliance with laws and regulations.


/s/ Charles Bailly & Co.
Certified Public Accountants
Sioux Falls, South Dakota

January 21, 1998

VanRheenen, Miller & Rose, P.L.L.C.
1309 E. Race Avenue
Searcy, AR 72143
PHONE:  501-268-8356
FAX:  501-268-9362

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
Partners
Pioneer Apartments, An Arkansas Limited Partnership
D/B/A Pioneer Apartments
321 East 4th Street
Mountain Home,  AR  72653

We have audited the accompanying financial statements of Pioneer Apartments, An Arkansas Limited Partnership, D/B/A Pioneer Apartments, as of December 31, 1997 and 1996, and for the years then ended, as listed in the table of contents. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pioneer Apartments, An Arkansas Limited Partnership, D/B/A Pioneer Apartments as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 13, 1998 on our consideration of Pioneer Apartments, An Arkansas Limited Partnership, D/B/A Pioneer Apartments' internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.



/s/ VanRheenen, Miller & Rose, P.L.L.C.
Certified Public Accountants

February 13, 1998

VanRheenen, Miller & Rose, P.L.L.C.
1309 E. Race Avenue
Searcy, AR 72143
PHONE:  501-268-8356
FAX:  501-268-9362

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
Partners
Cardinal Apartments, An Arkansas Limited Partnership
D/B/A Cardinal Apartments
321 East 4th Street
Mountain Home,  AR  72653

We have audited the accompanying financial statements of Cardinal Apartments, An Arkansas Limited Partnership, D/B/A Cardinal Apartments as of December 31, 1997 and 1996, and for the years then ended, as listed in the table of contents. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cardinal Apartments, An Arkansas Limited Partnership, D/B/A Cardinal Apartments as of December 31, 1997 and 1996, and the results of its operations for the years then ended in conformity with generally accepted accounting principles.



/s/ VanRheenen, Miller & Rose, P.L.L.C.
Certified Public Accountants

February 13, 1998

Oscar N. Harris Associates, P.A.
100 East Cumberland Street
Dunn, NC 28334
PHONE:  910-892-1021
FAX:  910-892-6084

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners of
Peachtree Associates Limited Partnership
Charlotte, North Carolina

We have audited the balance sheets of Peachtree Associates Limited Partnership as of December 31, 1997 and 1996, and the related statements of partners' capital, income, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in al material respects, the financial position of Peachtree Associates Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 6, 1998 on our consideration of Peachtree Associates Limited Partnership's internal control structure and a report dated February 6, 1998 on its compliance with laws and regulations.

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

February 6, 1998

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE:  540-669-5531
FAX:  540-669-5576

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Mountain City Manor Limited Partnership

I have audited the accompanying balance sheets of Mountain City Manor Limited Partnership as of December 31, 1997 and 1996, and the related statements of operation, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mountain City Manor
Limited Partnership as of December 31, 1997 and 1996, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying information on pages 15 to 17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 18, 1998 on my consideration of Mountain City Manor Limited Partnership's internal control structure and a report dated February 18, 1998 on its compliance with laws and regulations applicable to the financial statements.


/s/ Thomas C. Cunningham, CPA PC
Bristol, Virginia

February 18, 1998

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE:  540-669-5531
FAX:  540-669-5576

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Tazewell Village Limited Partnership

I have audited the accompanying balance sheets of Tazewell Village Limited Partnership as of December 31, 1997 and 1996, and the related statements of operation, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tazewell Village Limited Partnership, D/B/A Tazewell Village Apartments, as of December 31, 1997 and 1996, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying information on pages 15 to 17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


In accordance with Government Auditing Standards, I have also issued a report dated February 18, 1998 on my consideration of Tazewell Village Limited Partnership's internal control structure and a report dated February 18, 1998 on its compliance with laws and regulations applicable to the financial statements.


/s/ Thomas C. Cunningham, CPA PC
Bristol, Virginia

February 18, 1998

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE:  540-669-5531
FAX:  540-669-5576
                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To the Partners
Jamestown Village Limited Partnership

I have audited the accompanying balance sheets of Jamestown Village Limited Partnership Apartments as of December 31, 1997 and 1996, and the related statements of operation, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jamestown Village Limited Partnership as of December 31, 1997 and 1996, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying information on pages 15 to 17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 18, 1998 on my consideration of Jamestown Village Limited Partnership's internal control structure and a report dated February 18, 1998 on its compliance with laws and regulations applicable to the financial statements.


/s/ Thomas C. Cunningham, CPA PC
Bristol, Virginia

February 18, 1998

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE:  540-669-5531
FAX:  540-669-5576

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To the Partners
Clinch View Manor Limited Partnership

I have audited the accompanying balance sheets of Clinch View Manor Limited Partnershipas of December 31, 1997 and 1996, and the related statements of operation, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clinch View Manor Limited Partnershipas of December 31, 1997 and 1996, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying information on pages 15 to 17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


In accordance with Government Auditing Standards, I have also issued a report dated February 18, 1998 on my consideration of Clinch View Manor Limited Partnership's internal control structure and a report dated February 18, 1998 on its compliance with laws and regulations applicable to the financial statements.


/s/ Thomas C. Cunningham, CPA PC
Bristol, Virginia

February 18, 1998

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE:  540-669-5531
FAX:  540-669-5576

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Warsaw Manor Limited Partnership

I have audited the accompanying balance sheets of Warsaw Manor Limited Partnership as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Warsaw Manor Limited Partnership as of December 31, 1997 and 1996, and the results of its operations, changes in partners' equity, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying information on pages 15 to 17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


In accordance with Government Auditing Standards, I have also issued a report dated February 18, 1998 on my consideration of Warsaw Manor Limited Partnership's internal control structure and a report dated February 18, 1998 on its compliance with laws and regulations applicable to the financial statements.


/s/ Thomas C. Cunningham, CPA PC
Bristol, Virginia

February 18, 1998

Lou Ann Montey & Associates, P.C.
8400 B. Mopac Expressway,  Suite 304
Austin, TX  78759
PHONE:  512-338-0044
FAX:  512-338-5395

                  INDEPENDENT AUDITORS' REPORT

                  ----------------------------
To the Partners
Elsa Retirement, Ltd.
(A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Elsa Retirement, Ltd.- (A Texas Limited Partnership), as of December 31, 1997 and 1996, and the related statements of income (loss), partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Elsa Retirement, Ltd.- (A Texas Limited Partnership) as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with Generally Accepted Accounting Principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 16, 1998 on our consideration of the internal control structure of Elsa Retirement, Ltd.-(A Texas Limited Partnership)and a report dated January 16, 1998 on its compliance with laws and regulations.


/s/ Lou Anne Montey & Associates, P.C.
Certified Public Accountants
Austin, Texas

January 16, 1998

Lou Anne Montey & Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin, TX  78759
PHONE:  512-338-0044
FAX:  512-338-5395

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To the Partners
Dilley Retirement, Ltd.
(A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Dilley Retirement, Ltd. (A Texas Limited Partnership) as of December 31, 1997 and 1996, and the related statements of income (loss), partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dilley Retirement, Ltd. (A Texas Limited Partnership) as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 15, 1998, on our consideration of the internal control structure of Dilley Retirement, Ltd. (A Texas Limited Partnership) and a report dated January 15, 1998 on its compliance with laws and regulations.


/s/ Lou Anne Montey & Associates, P.C.
Certified Public Accountants
Austin, Texas

January 15, 1998

Lou Ann Montey & Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin, TX   78759
PHONE:  512-338-0044
FAX:  512-338-5395

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To the Partners
Taylor Retirement, Ltd.(A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Taylor Retirement, Ltd. (A Texas Limited Partnership), as of December 31, 1997 and 1996, and the related statements of income (loss), partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Taylor Retirement, Ltd.- (A Texas Limited Partnership) as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 20, 1998 on our consideration of the internal control structure of Taylor Retirement, Ltd.- (A Texas Limited Partnership)and a report dated January 20, 1998 on its compliance with laws and regulations.


/s/ Lou Ann Montey & Associates, P.C.
Certified Public Accountants
Austin, Texas

January 20, 1998

Lou Ann Montey & Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin, TX  78759
PHONE:  512-338-0044
FAX:  512-338-5395

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Donna Retirement, Ltd.-(A Texas Limited Partnership)
Buret, Texas

We have audited the accompanying balance sheets of Donna Retirement, Ltd.- (A Texas Limited Partnership), as of December 31, 1997 and 1996, and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Donna Retirement, Ltd.- (A Texas Limited Partnership) as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with Generally Accepted Accounting Principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 16, 1998 on our consideration of the internal control structure of Donna Retirement, Ltd.- (A Texas Limited Partnership)and a report dated January 16, 1998 on its compliance with laws and regulations.


/s/ Lou Ann Montey & Associates, P.C.
Certified Public Accountants
Austin, Texas

January 16, 1998

David Pelliccione, C.P.A., P.C.
329 Eisenhower Dr., Suite B-200
Savannah, GA  31406
PHONE:  912-354-2334
FAX:  912-354-2443

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To the Partners
Brooks Lane Apartments, L.P.

We have audited the accompanying balance sheets of BROOKS LANE APARTMENTS, L.P., as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BROOKS LANE APARTMENTS, L.P., as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 23, 1998, on our consideration of BROOKS LANE APARTMENTS, L.P.'S internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

Our audit was made for the purpose of forming an opinion on the basic financial statements of BROOK LANE APARTMENTS, L.P., taken as a whole. The accompanying financial information listed as supplementary data in the table of contents is presented for purposes of additional analysis as required by Rural Housing Services. The information in these schedules has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements of BROOKS LANE APARTMENTS, L.P., taken as a whole.


/s/ David Pelliccione, C.P.A., P.C.
Savannah, Georgia

February 23, 1998

David Pelliccione, C.P.A., P.C.
329 Eisenhower Dr., Suite B-200
Savannah, GA  31406
PHONE:  912-354-2334
FAX:  912-354-2443

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Brooks Field Apartments, L.P.

We have audited the accompanying balance sheets of BROOKS FIELD APARTMENTS, L.P., as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BROOKS FIELD APARTMENTS, L.P., as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 23, 1998, on our consideration of BROOKS FIELD APARTMENTS, L.P.'S internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

Our audit was made for the purpose of forming an opinion on the basic financial statements of BROOKS FIELD APARTMENTS, L.P., taken as a whole. The accompanying financial information listed as supplementary data in the table of contents is presented for purposes of additional analysis as required by Rural Housing Services. The information in these schedules has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements of BROOKS FIELD APARTMENTS, L.P., taken as a whole.


/s/ David Pelliccione, C.P.A., P.C.
Savannah, Georgia

February 23, 1998

David Pelliccione, C.P.A., P.C.
340 Eisenhower Dr. Building 800
Savannah, GA 31406
PHONE:  912-354-2334
FAX:  912-354-2443

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Brooks Point Apartments, L.P.

We have audited the accompanying balance sheets of BROOKS POINT APARTMENTS, L.P., as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BROOKS POINT APARTMENTS, L.P., as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 23, 1998, on our consideration of BROOKS POINT APARTMENTS, L.P.'S internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

Our audit was made for the purpose of forming an opinion on the basic financial statements of BROOK POINT APARTMENTS, L.P., taken as a whole. The accompanying financial information listed as supplementary data in the table of contents is presented for purposes of additional analysis as required by Rural Housing Services. The information in these schedules has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements of BROOKS POINT APARTMENTS, L.P., taken as a whole.


/s/ David Pelliccione, C.P.A., P.C.
Savannah, Georgia

February 23, 1998

McCartney & Company, P.C.
2121 University Park Drive - Suite 150
Okemos, MI  48864
PHONE:  517-347-5000
FAX:  517-347-5007

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

Partners
Mariner Cove Apartments, Limited Partnership
DeWitt, Michigan

We have audited the accompanying balance sheets of Mariner Cove Apartments Limited Partnership as of December 31, 1997 and 1996, and the related statements of revenue, expenses and partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mariner Cove Apartments Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated March 4, 1998, on our consideration of Mariner Cove Apartments Limited Partnership's internal control structure and its compliance with laws and regulations.


/s/ McCartney & Company, P.C.
Certified Public Accountants

March 4, 1998

Simmons and Clubb
410 S. Orchard, Suite 156
Boise, ID 83705
PHONE:  208-336-6800
FAX:  208-343-2381
                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
General Partner
South Brenchley Housing Limited Partnership
Boise, Idaho

We have audited the accompanying balance sheets of South Brenchley Housing Limited Partnership as of December 31, 1997, and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Brenchley Housing Limited Partnership as of December 31, 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated February 10, 1998 on our consideration of South Brenchley's internal control structure, and a report dated February 10, 1998, on its compliance with specific requirements applicable to major programs.

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

February 10, 1998

Gubler and Carter, P.C.
7001 South 900 East, Suite 240
Midvale, UT 84047
PHONE:  801-566-5866
FAX:  801-561-8693

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Homestead West Limited Partnership

We have audited the accompanying balance sheets of Homestead West Limited Partnership as of December 31, 1997 and 1996 and the related statements of income, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Homestead West Limited Partnership, as of December 31, 1997 and 1996 and the results of its operations, changes in partners' capital, and its cash flows for the years then ended in conformity with generally accepted accounting principles.


In accordance with Government Auditing Standards, we have also issued our reports dated February 9, 1998 on our consideration of Homestead West Limited Partnership's internal control and on its compliance with laws and regulations.

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

February 9, 1998

Miller, Mayer, Sullivan & Stevens LLP
2365 Harrodsburg Rd.
Lexington, KY 40504-3399
PHONE:  606-223-3095
FAX:  606-223-2143

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To the Partners
Louisa Senior Apartments, Ltd.

We have audited the accompanying balance sheets of Louisa Senior Apartments, Ltd., (A Limited Partnership) Case No. 20-064-407447188 as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Louisa Senior Apartments, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated January 28, 1998 on our consideration of Louisa Senior Apartments, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

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

/s/ Miller, Mayer, Sullivan & Stevens LLP
Certified Public Accountants
Lexington, Kentucky

January 28, 1998

Miller, Mayer, Sullivan & Stevens LLP
2365 Harrodsburg Rd.
Lexington, KY 40504-3399
PHONE:  606-223-3095
FAX:  606-223-2143

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To the Partners
Wells Hill Apartments, Ltd.

We have audited the accompanying balance sheet of Wells Hill Apartments, Ltd., (A Limited Partnership) Case No. 20-086-611204241 as of December 31, 1997 and 1996 and the related statements of operations, changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Hill Apartments, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated February 3, 1998 on our consideration of Wells Hill Apartments, Ltd.'s internal control structure and compliance with laws and regulations.

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

/s/ Miller, Mayer, Sullivan & Stevens LLP
Certified Public Accountants
Lexington, Kentucky

February 3, 1998

Charles Bailly & Co. P.L.L.P.
100 North Phillips, Suite 800
Sioux Falls, SD 57102
PHONE:  605-339-1999
FAX:  605-339-1306

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------


The Partners
Lincoln, Ltd.
Pierre, South Dakota

We have audited the accompanying balance sheets of Lincoln, Ltd. (A Limited Partnership), as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lincoln, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated February 4, 1998 on our consideration of Lincoln, Ltd.'s internal control structure and a report dated February 4, 1998 on its compliance with laws and regulations.


/s/ Charles Bailly & Co. P.L.L.P.
Certified Public Accountants
Sioux Falls, South Dakota

February 4, 1998

Charles Bailly & Co. P.L.L.P.
100 North Phillips, Suite 800
Sioux Falls, SD 57102
PHONE:  605-339-1999
FAX:  605-339-1306

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

The Partners
Courtyard, Ltd.
Huron, South Dakota

We have audited the accompanying balance sheets of Courtyard, Ltd. (A Limited Partnership), as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Courtyard, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated February 5, 1998 on our consideration of Courtyard, Ltd.'s internal control structure and a report dated February 5, 1998 on its compliance with laws and regulations.


/s/ Charles Bailly & Co. P.L.L.P.
Certified Public Accountants
Sioux Falls, South Dakota

February 5, 1998

Brockway, Gersbach & Neimeier, P.C.
P.O. Box 4083
Temple, TX 76505-4083
PHONE:  254-773-9907
FAX:  254-773-1570

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
The Partners
Leander Housing 1990, Ltd.
Leander, Texas

We have audited the balance sheet of Leander Housing 1990, Ltd. (A Texas Limited Partnership), as of December 31, 1997 and 1996, and the related statements of partners' capital, operations, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Leander Housing 1990, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated February 3, 1998 in our consideration of Leander Housing 1990, Ltd.'s internal control and on its compliance with laws and regulations applicable to the financial statements.

Our audits were made for the purpose of forming an opinion on the basic financial statement taken as a whole. The supplemental information on pages 9 through 15 are presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Year End Report/Analysis (Form FmHA 1930-8); Statement of Actual Budget and Income (Form FmHA 1930-7) for the year ended December 31, 1997 and the Supplemental Data Required by the Rural Housing and Community Development Services, is presented for purposes of complying with the requirements of the Rural Housing and Community Development Services and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Brockway, Gersbach & Neimeier, P.C.
Certified Public Accountants

February 3, 1998

Johnson, Hickey & Murchison, P.C.
651 East Fourth Street,  Suite 200
Chattanooga, TN 37403
PHONE:  423-756-0052
FAX:  423-267-5945

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the General Partners of
Pleasant Valley Apartments, L.P.:

We have audited the accompanying balance sheets of Pleasant Valley Apartments, L.P. as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pleasant Valley Apartments, L.P. as of December 31, 1997 and 1996, and the results of its operations, changes in partners' equity and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 22, 1998 on our consideration of the Partnership's compliance and internal control over financial reporting.


/s/ Johnson, Hickey & Murchison, P.C.
Certified Public Accountants

January 22, 1998

Johnson, Hickey & Murchison, P.C.
651 East Fourth Street,  Suite 200
Chattanooga, TN 37403
PHONE:  423-756-0052
FAX:  423-267-5945

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the General Partners of
Brookwood Apartments, L.P.:

We have audited the accompanying balance sheets of Brookwood Apartments, L.P. as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brookwood Apartments, L.P. as of December 31, 1997 and 1996, and the results of its operations, changes in partners' equity and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 23, 1998 on our consideration of the Partnership's compliance and internal control over financial reporting.


/s/ Johnson, Hickey & Murchison, P.C.
Certified Public Accountants

January 23, 1998

Johnson, Hickey & Murchison, P.C.
651 East Fourth Street,  Suite 200
Chattanooga, TN 37403
PHONE:  423-756-0052
FAX:  423-267-5945

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To the General Partners of
River Rest Apartments, L.P.:

We have audited the accompanying balance sheets of River Rest Apartments, L.P. as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of River Rest Apartments, L.P. as of December 31, 1997 and 1996, and the results of its operations, changes in partners' equity and its cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 22, 1998 on the Partnership's internal control over financial reporting.


/s/ Johnson, Hickey & Murchison, P.C.
Certified Public Accountants

January 22, 1998

Habif, Arogeti & Wynne, P.C.
1073 West Peachtree Street, N.E.
Atlanta, GA 30367
PHONE:  404-892-9651
FAX:  404-876-4328

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners of
Royston Elderly Housing, L.P.

We have audited the accompanying balance sheet of ROYSTON ELDERLY HOUSING, L.P. (A Limited Partnership), as of December 31, 1997 and 1996, and the related statements of income and expenses, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ROYSTON ELDERLY HOUSING, (L.P.) as of December 31, 1997 and 1996, and the results of its operations, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 15, 1998 on our consideration of ROYSTON ELDERLY HOUSING, L.P.'s internal control structure and a report dated January 15, 1998 on its compliance with laws and regulations.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 10 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.




/s/ Habif, Arogeti & Wynne, P.C.
Atlanta, Georgia

January 15, 1998

Leavitt, Christensen & Co.
9100 W. Blackeagle Drive
Boise, ID  83709
PHONE:  208-322-6769
FAX:  208-322-7307

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------


Managing General Partner
Heritage Park Associates Limited Partnership
Boise, Idaho

We have audited the accompanying balance sheets of Heritage Park Associates Limited Partnership, as of December 31, 1997 and 1996, and the related statements of operations, partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heritage Park Associates Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated February 2, 1998 on our consideration of Heritage Park Associates Limited Partnership's internal control structure and on its compliance with laws and regulations.

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

February 2, 1998

Bob T. Robinson
2084 Dunbarton Drive
Jackson, MS  39216
PHONE:  601-982-3875

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Elderly Housing of Pontotoc, L.P.
Pontotoc, Mississippi

I have audited the accompanying balance sheets of Elderly Housing of Pontotoc, L.P., a limited partnership, RD Case No.: 28-058-640818315 as of December 31, 1997, and the related statements of income, project equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits. The financial statements of Elderly Housing of Pontotoc, L.P. as of December 31, 1996 were audited by other auditors whose report dated February 22, 1997 expressed an unqualified opinion on those statements.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Elderly Housing of Pontotoc, L.P. as of December 31, 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The audits was made for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental information, including separate reports on compliance with laws and regulations on internal controls, is presented for the purposes of additional analysis and is not a required part of the financial statements of Elderly Housing of Pontotoc, L.P. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in my opinion, is fairly presented in all material respects in relation to the financial statements taken as a whole.



/s/ Bob T. Robinson
Certified Public Accountant

February 23, 1998

Donald W. Causey, CPA, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE:  205-543-3707
FAX:  205-543-9800
                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To the Partners
Lakeshore II, Ltd.
Tuskegee, Alabama

I have audited the accompanying balance sheets of Lakeshore II, Ltd., a limited partnership, RHS Project No.: 01-044-631056927 as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeshore II, Ltd., RHS Project No.: 01-044-631056927 as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 1997 and 1996, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 24 1998 on my consideration of Lakeshore II, Ltd., internal control structure and a report dated February 24, 1998 on its compliance with laws and regulations.

/s/ Donald W. Causey, CPA, P.C.
Gadsden, Alabama

February 24, 1998

Donald W. Causey, CPA, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE:  205-543-3707
FAX:  205-543-9800
                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Skyview Apartments, Ltd.
Troy, Alabama

I have audited the accompanying balance sheets of Skyview Apartments, Ltd., a limited partnership, RHS Project No.: 01-055-631086473 as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Skyview Apartments, Ltd., RHS Project No.: 01-055-631086473 as of December 31, 1997 and 1996
and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the years ended December 31, 1997 and 1996, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 25, 1998 on my consideration of Skyview Apartments, Ltd., internal control structure and a report dated February 25, 1998 on its compliance with laws and regulations.


/s/ Donald W. Causey, CPA, P.C.
Gadsden, Alabama

February 25, 1998

Donald W. Causey, CPA, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE:  205-543-3707
FAX:  205-543-9800

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Meadowview Apartments, Ltd.
Greenville, Alabama

I have audited the accompanying balance sheets of Meadowview Apartments, Ltd., a limited partnership, as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meadowview Apartments, Ltd., as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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


/s/ Donald W. Causey, CPA, P.C.
Gadsden, Alabama

February 24, 1998

Donald W. Causey, CPA, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE:  205-543-3707
FAX:  205-543-9800

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To the Partners
Applegate Apartments, Ltd.
Florence, Alabama

I have audited the accompanying balance sheets of Applegate Apartments, Ltd., a limited partnership, as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Applegate Apartments, Ltd., as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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



/s/ Donald W. Causey, CPA, P.C.
Gadsden, Alabama

February 13, 1998

Donald W. Causey, CPA, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE:  205-543-3707
FAX:  205-543-9800

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To the Partners
Heatherwood Apartments, Ltd.
Alexander City, Alabama

I have audited the accompanying balance sheets of Heatherwood Apartments, Ltd., a limited partnership, as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heatherwood Apartments, Ltd., as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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



/s/ Donald W. Causey, CPA, P.C.
Gadsden, Alabama

February 25, 1998

Turk & Giles, CPAs, P.C.
1823 East 20th  -  P.O. Box 3766
Joplin, MO 64803
PHONE:  417-623-8666
FAX:  417-623-4075

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To the Partners
Galena Seniors, L.P.
Joplin, Missouri

We have audited the accompanying balance sheets of Galena Seniors, L.P. (A Limited Partnership), as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galena Seniors L.P. (A Limited Partnership) as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our reports dated February 28, 1998 on our consideration of Galena Seniors, L.P.'s internal control and on its compliance with laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Supplemental Letter on pages 15-16 is presented for purposes of additional analysis and is not a required
part  of  the  basic  financial  statements.   Such  information  has  been
subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

February 28, 1998

Turk & Giles, CPAs, P.C.
1823 East 20th  -  P.O. Box 3766
Joplin, MO 64803
PHONE:  417-623-8666
FAX:  417-623-4075

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To the Partners
Purdy Apartments, L.P.
Joplin, Missouri

We have audited the accompanying balance sheets of Purdy Apartments L.P. (A Limited Partnership), as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Purdy Apartments, L.P. (A Limited Partnership) as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our reports dated February 28, 1998 on our consideration of Purdy Apartments,, L.P.'s internal control and on its compliance with laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Supplemental Letter on pages 15-16 is presented for purposes of additional analysis and is not a required
part  of  the  basic  financial  statements.   Such  information  has  been
subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

February 28, 1998

Turk & Giles, CPAs, P.C.
1823 East 20th  -  P.O. Box 3766
Joplin, MO 64803
PHONE:  417-623-8666
FAX:  417-623-4075

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To the Partners
Aurora Seniors, L.P.
Joplin, Missouri

We have audited the accompanying balance sheets of Aurora Seniors, L.P. (A Limited Partnership), as of December 31, 1997and 1996, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aurora Seniors L.P. (A Limited Partnership) as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our reports dated February 28, 1998 on our consideration of Aurora Seniors, L.P.'s internal control and on its compliance with laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Supplemental Letter on pages 15-16 is presented for purposes of additional analysis and is not a required
part  of  the  basic  financial  statements.   Such  information  has  been
subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

February 28, 1998

Turk & Giles, CPAs, P.C.
1823 East 20th  -  P.O. Box 3766
Joplin, MO 64803
PHONE:  417-623-8666
FAX:  417-623-4075

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To the Partners
Baxter Springs Seniors, L.P.
Joplin, Missouri

We have audited the accompanying balance sheets of Baxter Springs Seniors, L.P. (A Limited Partnership), as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Baxter Springs Seniors L.P. (A Limited Partnership) as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our reports dated February 28, 1998 on our consideration of Baxter Springs Seniors, L.P.'s internal control and on its compliance with laws and regulations.

Our audit was conducted for the purposes of forming an opinion on the basic financial statements taken as a whole. The Supplemental Letter on pages 15-16 is presented for purposes of additional analysis and is not a required
part  of  the  basic  financial  statements.   Such  information  has  been
subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

February 28, 1998

Turk & Giles, CPAs, P.C.
1823 East 20th  -  P.O. Box 3766
Joplin, MO 64803
PHONE:  417-623-8666
FAX:  417-623-4075

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To the Partners
Marionville Seniors, L.P.
Joplin, Missouri

We have audited the accompanying balance sheets of Marionville Seniors, L.P. (A Limited Partnership), as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marionville Seniors, L.P. (A Limited Partnership) as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our reports dated February 28, 1998 on our consideration of Marionville Seniors, L.P.'s internal control and on its compliance with laws and regulations.

Our audit was conducted for the purposes of forming an opinion on the basic financial statements taken as a whole. The Supplemental Letter on pages 15-16 is presented for purposes of additional analysis and is not a required
part  of  the  basic  financial  statements.   Such  information  has  been
subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

February 28, 1998

Suellen Doubet, CPA
226 East Cherokee
Wagoner, OK 74467
PHONE:  918-485-8085
FAX:  918-485-3092

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To the Partners of
Cavalry Crossing:

I have audited the accompanying balance sheet of Cavalry Crossing (a Kansas Limited Partnership) as of December 31, 1997, and the related statement of income, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cavalry Crossing as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, I have also issued a report dated March 10, 1998 on my consideration of Cavalry Crossing's internal control structure and a report dated March 10, 1998 on its compliance with laws and regulations.


/s/ Suellen Doubet, CPA
Wagoner, OK  74467

March 10, 1998

Suellen Doubet, CPA
226 East Cherokee
Wagoner, OK 74467
PHONE:  918-485-8085
FAX:  918-485-3092

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To the Partners
Sycamore Landing:

I have audited the accompanying balance sheet of Sycamore Landing (a Kansas Limited Partnership) as of December 31, 1997 and the related statements of income, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sycamore Landing as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, I have also issued a report dated March 26, 1998 on my consideration of Sycamore Landing's internal control structure and a report dated March 26, 1998 on its compliance with laws and regulations.


/s/ Suellen Doubet, CPA
Wagoner, OK  74467

March 26, 1998

Suellen Doubet, CPA
226 East Cherokee
Wagoner, OK 74467
PHONE:  918-485-8085
FAX:  918-485-3092

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners of
Parsons Village:

I have audited the accompanying balance sheet of Parsons Village (a Kansas Limited Partnership) as of December 31, 1997 and 1996, and the related statements of income, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parsons Village as of December 31, 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, I have also issued a report dated March 18, 1998 on my consideration of Parsons Village's internal control structure and a report dated March 18, 1998 on its compliance with laws and regulations.


/s/ Suellen Doubet, CPA
Wagoner, OK  74467

March 18, 1998

Reznick, Fedder & Silverman
Two Premier Plaza, 5th Floor
5605 Glenridge Drive
Atlanta, GA 30342-1376
PHONE:  404-847-9447
FAX:  404-847-9495

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To the Partners
Brookstone Apartments, L.P.

We have audited the accompanying balance sheets of Brookstone Apartments, L.P., RHS Project No.: 10-055-582001269, as of December 31, 1997 and 1996,
and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brookstone Apartments, L.P., RHS Project No.: 10-055-582001269, as of December 31, 1997 and 1996,
and the results of its operations, changes in partners' equity and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued reports dated February 6, 1998, on our consideration of Brookstone Apartments, L.P.'s internal control structure and on its compliance with laws and regulations applicable to the financial statements.


/s/ Reznick, Fedder & Silverman
Certified Public Accountants
Atlanta, Georgia

February 6, 1998

Reznick, Fedder & Silverman
Two Premier Plaza, 5th Floor
5605 Glenridge Drive
Atlanta, GA 30342-1376
PHONE:  404-847-9447
FAX:  404-847-9495

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To the Partners
Brookshollow Apartments, L.P.

We have audited the accompanying balance sheets of Brookshollow Apartments, L.P., RHS Project No.: 11-012-582001271, as of December 31, 1997 and 1996,
and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brookshollow Apartments, L.P., RHS Project No.: 11-012-582001271, as of December 31, 1997 and 1996, and the results of its operations, changes in partners' equity and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued reports dated February 6, 1998, on our consideration of Brookshollow Apartments, L.P.'s internal control structure and on its compliance with laws and regulations applicable to the financial statements.


/s/ Reznick, Fedder & Silverman
Certified Public Accountants
Atlanta, Georgia

February 6, 1998

Larry C. Stemen CPA & Associates
380 South Fifth Street, The Americana - Suite 1
Columbus, OH 43215
PHONE:  614-224-0955
FAX:  614-224-0971

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners of
Morningside Villa Limited Partnership
(A Limited Partnership)
DBA Morningside Villa Apartments
Mansfield, OH

We  have  audited  the  accompanying balance sheets  of  Morningside  Villa
Limited Partnership (A Limited Partnership), DBA Morningside Villa Apartments, FmHA Case No. 41-033-341622448, as of December 31, 1997 and 1996, and the related income statements, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program issued in December 1989. Those standards and the Audit Program require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Morningside Villa Limited Partnership (A Limited Partnership), DBA Morningside Villa Apartments, FmHA Case No. 41-033-341622448, at December 31, 1997 and 1996, and the results of its operations, changes in partners' equity (deficit),and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental data included in this report (shown on pages 14-18) are presented for the purpose of additional analysis and are not a required part of the financial statements of FmHA Case No. 41-
033-341622448.   Such information has been subjected to the  same  auditing procedures applied in the audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 16, 1998 on our consideration of Morningside Villa Limited Partnership's internal control structure and a report dated January 16, 1998 on its compliance with specific requirements applicable to Rural Development Services programs.


/s/ Larry C. Stemen CPA & Associates
Certified Public Accountants
Columbus, Ohio

January 16, 1998

Larry C. Stemen CPA & Associates
380 South Fifth Street, The Americana - Suite 1
Columbus, OH 43215
PHONE:  614-224-0955
FAX:  614-224-0971

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners of
Kenton Apartments Company Limited Partnership
(A Limited Partnership)
DBA Springbrook Commons
Mansfield, OH

We have audited the accompanying balance sheets of Kenton Apartments Company Limited Partnership (A Limited Partnership), DBA Springbrook Commons, FmHA Case No. 41-033-0382999141, as of December 31, 1997 and 1996, and the related income statements, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program issued in December 1989. Those standards and the Audit Program require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kenton Apartments Company Limited Partnership (A Limited Partnership), DBA Springbrook Commons, FmHA Case No. 41-033-0382999141, at December 31, 1997 and 1996,
and the results of its operations, changes in partners' equity (deficit),and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated January 16, 1998 on our consideration of Kenton Apartments Company Limited Partnership's internal control structure and a report dated January 16, 1998 on its compliance with specific requirements applicable to Rural Development Services programs.


/s/ Larry C. Stemen CPA & Associates
Certified Public Accountants
Columbus, Ohio

January 16, 1998

Burrus, Paul & Turnbull CPAs
1230 Crestar Bank Bldg
Norfolk, VA 23510-2276
PHONE:  757-873-1086
FAX:  757-873-6805

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To the Partners
Lovingston Ridge
(A Limited Partnership)
Yorktown, Virginia

We have audited the accompanying balance sheets of Lovingston Ridge (A Limited Partnership), as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lovingston Ridge (A
Limited Partnership) as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ Burrus, Paul & Turnbull CPAs
Certified Public Accountants

February 12 1998

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

  Ronald M. Diner, age 54, is President and a Director. He is a Senior Vice President of Raymond James & Associates, Inc., with whom he has been employed since June 1983. Mr. Diner received an MBA degree from Columbia University (1968) and a BS degree from Trinity College (1966). Prior to joining Raymond James & Associates, Inc., he managed the broker-dealer activities of Pittway Real Estate, Inc., a real estate development firm. He was previously a loan officer at Marine Midland Realty Credit Corp., and spent three years with Common, Dann & Co., a New York regional investment firm. He has served as a member of the Board of Directors of the Council for Rural Housing and Development, a national organization of developers, managers and syndicators of properties developed under the RECD Section 515 program, and is a member of the Board of Directors of the Florida Council for Rural Housing and Development. Mr. Diner has been a speaker and panel member at state and national seminars relating to the low-income housing credit.

  Alan L. Weiner, age 37, is a Vice President and a Director. He is a Senior Vice President of Raymond James & Associates, Inc. which he joined in 1983. Mr. Weiner received an MBA from the Wharton Business School (1983) and is a Phi Beta Kappa graduate of the University of Florida (1981), where he received a BS with high honors.

  J. Davenport Mosby, age 42, is a Vice President and a Director. He is a Senior Vice President of Raymond James & Associates, Inc. which he joined in 1982. Mr. Mosby received an MBA from the Harvard Business School (1982). He graduated magna cum laude with a BA from Vanderbilt University where he was elected to Phi Beta Kappa. Mr. Mosby is the head of the real estate investment banking group and the Limited Partnership Trading Desk.

  Teresa L. Barnes, age 51, is a Vice President. Ms. Barnes is a Senior Vice President of Raymond James & Associates, Inc., which she joined in 1969.

  Sandra L. Furey, age 35, is Secretary, Treasurer. Ms. Furey has been employed by Raymond James & Associates, Inc. since 1980 and currently serves as Closing Administrator for the Gateway Tax Credit Funds.


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


Item 12.  Security Ownership of Certain Beneficial Owners and Management

   Neither of the General Partners own any units of the outstanding securities of Gateway as of March 31, 1998. Ronald M. Diner, President of Raymond James Tax Credit Funds, Inc. owns 5 units of Series 7. None of the other directors and officers own any units of the outstanding securities of Gateway as of March 31, 1998.

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

   For the periods ended March 31, 1998, 1997 and 1996 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

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

                         1998               1997                1996
                         ----               ----                ----
Series 7                       $   0              $   0            $      0
Series 8                           0                  0                   0
Series 9                           0                  0               5,124
Series 10                          0                  0                 489
Series 11                          0                  0              86,986
                               -----              -----            --------
Total                          $   0              $   0            $ 92,599
                               =====              =====            ========

  Acquisition Expenses - Affiliates of the General Partners are reimbursed for acquisition expenses incurred on behalf of Gateway. These expenses are included in Investments in Project Partnerships on the Balance Sheet.

                         1998               1997                1996
                         ----               ----                ----
Series 7                       $   0              $   0             $ 2,142
Series 8                           0                  0                   0
Series 9                           0                  0                   0
Series 10                          0                  0                   0
Series 11                          0                178              22,123
                               -----              -----             -------
Total                          $   0              $ 178             $24,265
                               =====              =====             =======

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
                         1998               1997                1996
                         ----               ----                ----
Series 7                   $  88,433          $  80,591           $  79,980
Series 8                      92,191             88,857              88,183
Series 9                      50,592             49,594              49,218
Series 10                     34,101             30,997              30,761
Series 11                     27,281             24,797              24,609
                           ---------           --------            --------
Total                      $ 292,598          $ 274,836           $ 272,751
                           =========          =========           =========

  General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an
accountable   basis.   This  expense  is  included  in  the  Statement   of
Operations.

                         1998               1997                1996
                         ----               ----                ----
Series 7                   $  14,380          $  12,039           $  11,913
Series 8                      15,855             13,275              13,312
Series 9                       8,849              7,410               7,430
Series 10                      5,531              4,630               4,641
Series 11                      4,424              3,702               3,654
                           ---------          ---------           ---------
Total                      $  49,039          $  41,056           $  40,950
                           =========          =========           =========

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

 (3)Exhibit Index -


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

SERIES 7
Apartment Properties
                                                          Mortgage Loan
Partnership           Location             # of Units        Balance
-----------           --------             ----------     -------------

Nottingham            Pisgah, AL                   18           $   592,975
Cedar Hollow          Waterloo, NE                 24               767,513
Sunrise               Mission, SD                  44             2,046,062
Mountain City         Mountain City, TN            40             1,326,686
Burbank               Falls City, NE               24               811,089
Washington            Bloomfield, NE               24               804,414
BrookStone            McCaysville, GA              40             1,216,591
Tazewell              New Tazewell, TN             44             1,417,216
N. Irvine             Irvine, KY                   24               797,602
Horton                Horton, KS                   24               774,510
Manchester            Manchester, GA               42             1,222,673
Waynesboro            Waynesboro, GA               24               682,880
Lakeland II           Lakeland, GA                 30               842,652
Mt. Vernon            Mt. Vernon, GA               24               751,532
Meadow Run            Dawson, GA                   48             1,449,798
Spring Creek II       Quitman, GA                  24               678,767
Warm Springs          Warm Springs, GA             22               681,843
Blue Ridge            Blue Ridge, GA               41             1,107,174
Walnut                Elk Point, SD                24               829,237
Pioneer               Mountain View, AR            48             1,217,714
Dilley                Dilley, TX                   28               729,187
Elsa                  Elsa, TX                     40             1,046,029
Clinch View           Gate City, VA                42             1,479,347
Jamestown             Jamestown, TN                40             1,234,925
Leander               Leander, TX                  36               923,697
Louisa Sr.            Louisa, KY                   36             1,209,156
Orchard Commons       Crab Orchard, KY             12               369,475
Vardaman              Vardaman, MS                 24               739,470
Heritage Park         Paze, AZ                     32             1,254,581
BrooksHollow          Jasper, GA                   40             1,199,923
Cavalry Crossing      Ft. Scott, KS                40             1,430,725
Carson City           Carson City, KS              24               797,946
Matteson              Capa, KS                     24               771,864
Pembroke              Pembroke, KY                 16               520,054
Robynwood             Cynthiana, KY                24               795,134
Atoka                 Atoka, OK                    24               690,769
Coalgate              Coalgate, OK                 24               689,722
Hill Creek            West Blocton, AL             24               787,799
Cardinal              Mountain Home. AR            32               164,121
                                                               ------------
                                                               $ 36,852,852
                                                               ============

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1997

SERIES 7
Apartment Properties
                              Cost At Acquisition
                             --------------------
                                                          Net Improvements
                                         Buildings,         Capitalized
                                        Improvements       Subsequent to
Partnership                Land         and Equipment       Acquisition
-----------                ----         -------------     ----------------

Nottingham                $   21,070         $   695,113         $      884
Cedar Hollow                  25,000             889,355             13,210
Sunrise                       30,000             837,000          1,640,687
Mountain City                 67,000           1,345,826            185,281
Burbank                       25,000             595,780            359,039
Washington                    30,000             401,435            531,117
BrookStone                    45,000             176,183          1,236,013
Tazewell                      75,000             834,811            806,631
N. Irvine                     27,600             696,407            294,400
Horton                        15,615             641,460            275,465
Manchester                    40,000             243,179          1,189,886
Waynesboro                    45,310             107,860            662,681
Lakeland II                   30,000             149,453            830,194
Mt. Vernon                    19,500             156,335            724,691
Meadow Run                    20,000             241,802          1,483,038
Spring Creek II               40,000             117,323            651,152
Warm Springs                  45,000             196,691            579,067
Blue Ridge                         0             234,193          1,100,420
Walnut                        20,000             112,079            863,647
Pioneer                       30,000           1,092,918            208,658
Dilley                        30,000             847,755             11,296
Elsa                          40,000           1,286,910             13,571
Clinch View                   99,000             409,447          1,272,586
Jamestown                     53,800             436,875          1,009,208
Leander                       46,000           1,063,200              5,134
Louisa Sr.                    90,000             449,409            965,250
Orchard Commons               28,789             452,556             (1,684)
Vardaman                      15,000              93,877            796,817
Heritage Park                199,000           1,243,700            104,351
BrooksHollow                  67,155             183,029          1,184,948
Cavalry Crossing              82,300             894,246            774,565
Carson City                   86,422             354,778            515,811
Matteson                      28,438             556,314            351,993
Pembroke                      22,000             190,283            411,021
Robynwood                     35,000             315,110            661,574
Atoka                         16,000             819,334                  0
Coalgate                      22,500             806,005                  0
Hill Creek                    29,337             622,291            304,625
Cardinal                      24,207             650,852            102,207
                         -----------        ------------       ------------
                          $1,666,043         $21,441,174        $22,119,434
                         ===========        ============       ============

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1997


SERIES 7
Apartment Properties
                        Gross Amount At Which Carried At December 31, 1997
                                       --------------------
                                         Buildings,
                                        Improvements
Partnership                Land         and Equipment          Total
-----------                ----         -------------          -----

Nottingham                $   21,070         $   695,997        $   717,067
Cedar Hollow                  26,500             901,065            927,565
Sunrise                       30,000           2,477,687          2,507,687
Mountain City                 67,000           1,531,107          1,598,107
Burbank                       37,000             942,819            979,819
Washington                    52,733             909,819            962,552
BrookStone                    45,000           1,412,196          1,457,196
Tazewell                      75,000           1,641,442          1,716,442
N. Irvine                     27,600             990,807          1,018,407
Horton                        15,615             916,925            932,540
Manchester                    49,455           1,423,610          1,473,065
Waynesboro                    34,500             781,351            815,851
Lakeland II                   29,600             980,047          1,009,647
Mt. Vernon                    19,500             881,026            900,526
Meadow Run                    40,000           1,704,840          1,744,840
Spring Creek II               30,000             778,475            808,475
Warm Springs                  20,000             800,758            820,758
Blue Ridge                         0           1,334,613          1,334,613
Walnut                        62,700             933,026            995,726
Pioneer                       30,000           1,301,576          1,331,576
Dilley                        30,000             859,051            889,051
Elsa                          40,000           1,300,481          1,340,481
Clinch View                   99,000           1,682,033          1,781,033
Jamestown                     53,800           1,446,083          1,499,883
Leander                       46,000           1,068,334          1,114,334
Louisa Sr.                    90,000           1,414,659          1,504,659
Orchard Commons               28,789             450,872            479,661
Vardaman                      15,000             890,694            905,694
Heritage Park                199,000           1,348,051          1,547,051
BrooksHollow                  67,000           1,368,132          1,435,132
Cavalry Crossing              84,118           1,666,993          1,751,111
Carson City                   40,028             916,983            957,011
Matteson                      39,000             897,745            936,745
Pembroke                      22,000             601,304            623,304
Robynwood                     35,000             976,684          1,011,684
Atoka                         16,000             819,334            835,334
Coalgate                      22,500             806,005            828,505
Hill Creek                    29,337             926,916            956,253
Cardinal                      24,207             753,059            777,266
                         -----------        ------------       ------------
                          $1,694,052         $43,532,599        $45,226,651
                         ===========        ============       ============

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1997

SERIES 7
Apartment Properties

Partnership              Accumulated Depreciation      Depreciable Life
-----------              ------------------------      ----------------

Nottingham                             $  107,433          5.0-40.0
Cedar Hollow                              128,523          7.0-40.0
Sunrise                                   433,762          5.0-27.5
Mountain City                             324,455          7.0-27.5
Burbank                                   175,002          5.0-30.0
Washington                                195,317          5.0-30.0
BrookStone                                211,819          5.0-27.5
Tazewell                                  337,051          7.0-27.5
N. Irvine                                 130,236          5.0-40.0
Horton                                    201,728          5.0-25.0
Manchester                                208,005          5.0-25.0
Waynesboro                                117,087         10.0-30.0
Lakeland II                               157,836         10.0-30.0
Mt. Vernon                                111,054          5.0-30.0
Meadow Run                                247,977          7.0-27.5
Spring Creek II                           116,242         10.0-30.0
Warm Springs                              136,586          5.0-40.0
Blue Ridge                                222,461          5.0-25.0
Walnut                                    153,766          5.0-40.0
Pioneer                                   200,815         12.0-40.0
Dilley                                     92,740          5.0-50.0
Elsa                                      178,554          7.0-50.0
Clinch View                               331,145          7.0-27.5
Jamestown                                 279,475          7.0-27.5
Leander                                   220,142          7.0-30.0
Louisa Sr.                                219,897          5.0-40.0
Orchard Commons                            80,177          5.0-40.0
Vardaman                                  111,121          5.0-40.0
Heritage Park                             291,735          7.0-27.5
BrooksHollow                              192,766          5.0-27.5
Cavalry Crossing                          222,401         12.0-40.0
Carson City                               181,108          7.0-27.5
Matteson                                  185,274          7.0-27.5
Pembroke                                   94,883          5.0-40.0
Robynwood                                 145,721          5.0-40.0
Atoka                                     171,603          5.0-25.0
Coalgate                                  176,514          5.0-25.0
Hill Creek                                129,435          7.0-27.5
Cardinal                                   45,306          7.0-27.5
                                      -----------
                                       $7,267,152
                                      ===========

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1996

SERIES 8
Apartment Properties
                                                           Mortgage Loan
Partnership           Location              # of Units        Balance
-----------           --------              ----------     -------------

Purdy                 Purdy, MO                     16          $   465,649
Galena                Galena, KS                    24              615,760
Antlers 2             Antlers, OK                   24              652,292
Holdenville           Holdenville, OK               24              739,776
Wetumka               Wetumka, OK                   24              674,185
Mariners Cove         Marine City, MI               32            1,048,107
Mariners Cove Sr.     Marine City, MI               24              811,755
Antlers               Antlers, OK                   36            1,104,727
Bentonville           Bentonville, AR               24              617,914
Deerpoint             Elgin, AL                     24              769,255
Aurora                Aurora, MO                    28              735,771
Baxter                Baxter Springs, KS            16              437,025
Arbor Gate            Bridgeport, AL                24              767,156
Timber Ridge          Collinsville, AL              24              744,609
Concordia Sr.         Concordia, KS                 24              694,554
Mountainburg          Mountainburg, AR              24              725,980
Lincoln               Pierre, SD                    25              896,522
Fox Ridge             Russellville, AL              24              752,279
Meadow View           Bridgeiport, NE               16              598,636
Sheridan              Auburn, NE                    16              618,642
Morningside           Kenton, OH                    32              984,955
Grand Isle            Grand Isle, ME                16              949,340
Meadowview            Van Buren, AR                 29              795,973
Taylor                Taylor, TX                    44            1,266,283
Brookwood             Gainesboro, TN                44            1,489,478
Pleasant Valley       Lynchburg, TN                 33            1,112,732
Reelfoot              Ridgely, TN                   20              667,079
River Rest            Newport, TN                   34            1,159,585
Kirskville            Kirksville, MO                24              690,524
Cimmaron              Arco, ID                      24              843,838
Kenton                Kenton, OH                    46            1,444,785
Lovingston            Lovingston, VA                64            2,265,084
Pontotoc              Pontotoc, MS                  36            1,114,222
So. Brenchley         Rexburg, ID                   30            1,250,949
Hustonville           Hustonville, KY               16              533,394
Northpoint            Jackson, KY                   24              907,866
Brooks Field          Louisville, GA                32              966,017
Brooks Lane           Clayton, GA                   36            1,113,814
Brooks Point          Dahlonega, GA                 41            1,380,702
Brooks Run            Jasper, GA                    24              766,463
Logan Heights         Russellville, KY              24              792,463
Lakeshore 2           Tuskegee, AL                  36            1,162,301
Cottondale            Cottondale, FL                25              769,921
                                                               ------------
                                                               $ 38,898,362
                                                               ============
GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1997
SERIES 8
                              Cost At Acquisition
                             --------------------
                                                          Net Improvements
                                         Buildings,         Capitalized
                                        Improvements       Subsequent to
Partnership                Land         and Equipment       Acquisition
-----------                ----         -------------     ----------------
Purdy                     $   64,823         $   493,596        $     6,615
Galena                        19,200             362,505            365,599
Antlers 2                     26,000             761,859                  0
Holdenville                   15,000             877,598                  0
Wetumka                       19,977             792,876                  0
Mariners Cove                117,192           1,134,974             11,267
Mariners Cove Sr.             72,252             901,745             10,742
Antlers                       50,529           1,270,510                  0
Bentonville                   15,220             743,269                  0
Deerpoint                     33,250             912,974            (13,750)
Aurora                       164,350             716,471              2,035
Baxter                        13,800             418,296            100,779
Arbor Gate                    43,218             873,748              1,337
Timber Ridge                  15,145             879,334              1,148
Concordia Sr.                 65,000             776,131            (14,742)
Mountainburg                  20,000             863,990                  0
Lincoln                      121,000             933,872             29,619
Fox Ridge                     35,000             867,785                  0
Meadow View                   29,000             686,959              1,585
Sheridan                      20,100             373,018            351,334
Morningside                   31,163           1,152,691                951
Grand Isle                    20,000           1,180,210                  0
Meadowview                    40,000             954,717                  0
Taylor                       105,335           1,185,923            239,510
Brookwood                     28,148           1,780,090              1,211
Pleasant Valley               56,269           1,288,452              1,507
Reelfoot                      13,000             118,127            683,441
River Rest                    50,750             431,259            921,416
Kirskville                    50,000             188,140            593,352
Cimmaron                      18,000             611,963            457,878
Kenton                        61,699             785,703            916,742
Lovingston                   178,985           2,215,782            326,079
Pontotoc                      40,500             312,296            973,317
So. Brenchley                 99,658             492,781            956,234
Hustonville                   20,000             672,270                869
Northpoint                   140,000             942,599                  0
Brooks Field                  45,762             113,295          1,012,766
Brooks Lane                   57,500             123,401          1,167,290
Brooks Point                 108,000             135,053          1,414,638
Brooks Run                    50,000             158,025            715,789
Logan Heights                 24,600             422,778            504,352
Lakeshore 2                   45,000             273,501          1,097,384
Cottondale                    36,000             911,975                344
                         -----------        ------------       ------------
                          $2,280,425         $32,092,541        $12,838,638
                         ===========        ============       ============

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1997

SERIES 8
                        Gross Amount At Which Carried At December 31, 1997
                                       --------------------
                                         Buildings,
                                        Improvements
Partnership                Land         and Equipment          Total
-----------                ----         -------------          -----
Purdy                     $   65,351         $   499,683        $   565,034
Galena                        82,599             664,705            747,304
Antlers 2                     26,000             761,859            787,859
Holdenville                   15,000             877,598            892,598
Wetumka                       19,977             792,876            812,853
Mariners Cove                122,656           1,140,777          1,263,433
Mariners Cove Sr.             78,918             905,821            984,739
Antlers                       50,529           1,270,510          1,321,039
Bentonville                   15,220             743,269            758,489
Deerpoint                     19,500             912,974            932,474
Aurora                       164,350             718,506            882,856
Baxter                        45,275             487,600            532,875
Arbor Gate                    43,218             875,085            918,303
Timber Ridge                  15,145             880,482            895,627
Concordia Sr.                 65,000             761,389            826,389
Mountainburg                  20,000             863,990            883,990
Lincoln                      132,188             952,303          1,084,491
Fox Ridge                     35,000             867,785            902,785
Meadow View                   29,000             688,544            717,544
Sheridan                      32,300             712,152            744,452
Morningside                   31,163           1,153,642          1,184,805
Grand Isle                    20,000           1,180,210          1,200,210
Meadowview                    40,000             954,717            994,717
Taylor                       105,335           1,425,433          1,530,768
Brookwood                     28,148           1,781,301          1,809,449
Pleasant Valley               56,269           1,289,959          1,346,228
Reelfoot                      13,827             800,741            814,568
River Rest                    52,062           1,351,363          1,403,425
Kirskville                    50,000             781,492            831,492
Cimmaron                       6,000           1,081,841          1,087,841
Kenton                        61,699           1,702,445          1,764,144
Lovingston                   194,772           2,526,074          2,720,846
Pontotoc                      40,500           1,285,613          1,326,113
So. Brenchley                 99,658           1,449,015          1,548,673
Hustonville                   20,000             673,139            693,139
Northpoint                   140,000             942,599          1,082,599
Brooks Field                  45,761           1,126,062          1,171,823
Brooks Lane                   57,500           1,290,691          1,348,191
Brooks Point                 108,000           1,549,691          1,657,691
Brooks Run                    50,366             873,448            923,814
Logan Heights                 24,600             927,130            951,730
Lakeshore 2                   45,000           1,370,885          1,415,885
Cottondale                    36,000             912,319            948,319
                         -----------        ------------       ------------
                          $2,403,886         $44,807,718        $47,211,604
                         ===========        ============       ============

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1997

SERIES 8
Apartment Properties

Partnership              Accumulated Depreciation      Depreciable Life
-----------              ------------------------      ----------------

Purdy                                  $  138,549          7.0-27.5
Galena                                    159,297          7.0-27.5
Antlers 2                                 160,035          5.0-25.0
Holdenville                               166,912          5.0-25.0
Wetumka                                   153,415          5.0-25.0
Mariners Cove                             218,416          7.0-27.5
Mariners Cove Sr.                         170,472          7.0-27.5
Antlers                                   226,927         10.0-25.0
Bentonville                               170,148          5.0-25.0
Deerpoint                                 109,441          5.0-50.0
Aurora                                    180,060          7.0-27.5
Baxter                                     97,055          7.0-27.5
Arbor Gate                                105,228          5.0-40.0
Timber Ridge                              108,591          5.0-40.0
Concordia Sr.                             140,278          5.0-25.0
Mountainburg                              163,582          5.0-25.0
Lincoln                                   161,574          7.0-27.5
Fox Ridge                                  94,959          5.0-50.0
Meadow View                               124,060          5.0-30.0
Sheridan                                   92,323          5.0-50.0
Morningside                               170,454          5.0-33.0
Grand Isle                                257,318          7.0-27.5
Meadowview                                171,849          5.0-25.0
Taylor                                    118,650          5.0-50.0
Brookwood                                 147,915          5.0-50.0
Pleasant Valley                           115,139          5.0-50.0
Reelfoot                                  105,000          7.0-27.5
River Rest                                 97,177          7.0-50.0
Kirskville                                118,637          5.0-27.5
Cimmaron                                  155,349          7.0-27.5
Kenton                                    203,744          5.0-33.0
Lovingston                                439,064          7.0-27.5
Pontotoc                                  107,040          5.0-40.0
So. Brenchley                             228,763          7.0-27.5
Hustonville                                77,416          5.0-40.0
Northpoint                                115,180          5.0-40.0
Brooks Field                              122,331          5.0-40.0
Brooks Lane                               141,969          5.0-40.0
Brooks Point                              153,445          5.0-40.0
Brooks Run                                101,444          5.0-40.0
Logan Heights                             104,017          7.0-40.0
Lakeshore 2                               114,398          5.0-40.0
Cottondale                                102,950          5.0-27.5
                                      -----------
                                       $6,410,571
                                      ===========

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1996

SERIES 9
Apartment Properties
                                                          Mortgage Loan
Partnership            Location             # of Units       Balance
-----------            --------             ----------    -------------

Jay                    Jay, OK                      24          $   660,857
Boxwood                Lexington, TX                24              633,635
Stilwell 3             Stilwell, OK                 16              475,880
Arbor Trace            Lake Park, GA                24              750,639
Arbor Trace 2          Lake Park, GA                42            1,475,286
Omega                  Omega, GA                    36            1,146,729
Cornell 2              Watertown, SD                24              934,435
Elm Creek              Pierre, SD                   24              966,464
Marionville            Marionville, MO              20              573,402
Lamar                  Lamar, AR                    24              726,621
Mt. Glen               Heppner, OR                  24              839,902
Centreville            Centreville, AL              24              798,482
Skyview                Troy, AL                     36            1,147,598
Sycamore               Coffeyville, KS              40            1,431,377
Bradford               Cumberland, KY               24              800,252
Cedar Lane             London, KY                   24              753,864
Stanton                Stanton, KY                  24              813,829
Abernathy              Abernathy, TX                24              637,481
Pembroke               Pembroke, KY                 24              807,954
Meadowview             Greenville, AL               24              661,932
Town Branch            Mt. Vernon, KY               24              785,602
Fox Run                Ragland, AL                  24              788,765
Maple Sreet            Emporium, PA                 32            1,379,322
Manchester             Manchester, GA               18              597,324
                                                               ------------
                                                               $ 20,587,632
                                                               ============

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1997

SERIES 9
Apartment Properties
                              Cost At Acquisition
                             --------------------
                                                          Net Improvements
                                         Buildings,         Capitalized
                                        Improvements       Subsequent to
Partnership                Land         and Equipment       Acquisition
-----------                ----         -------------     ----------------

Jay                       $   30,000         $   103,524        $   677,073
Boxwood                       22,273             718,529             30,137
Stilwell 3                    15,567              82,347            489,218
Arbor Trace                   62,500             185,273            670,585
Arbor Trace 2                100,000             361,210          1,345,225
Omega                         35,000             188,863          1,183,441
Cornell 2                     29,155             576,296            536,990
Elm Creek                     71,360             233,390            857,394
Marionville                   24,900             409,497            262,113
Lamar                         18,000             202,240            684,085
Mt. Glen                      23,500             480,064            554,647
Centreville                   36,000             220,952            716,883
Skyview                      120,000             220,161          1,054,853
Sycamore                      64,408             415,748          1,285,360
Bradford                      66,000             285,025            704,607
Cedar Lane                    49,750             952,314             (6,783)
Stanton                       41,584             959,574                  0
Abernathy                     30,000             751,898                  0
Pembroke                      43,000             955,687                  0
Meadowview                    46,270           1,086,351              1,597
Town Branch                   21,000             942,114             21,296
Fox Run                       47,467             919,296              2,231
Maple Sreet                   85,000           1,178,856            433,863
Manchester                    24,100             711,035                  0
                         -----------        ------------       ------------
                          $1,106,834         $13,140,244        $11,504,815
                         ===========        ============       ============

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1997


SERIES 9
Apartment Properties
                        Gross Amount At Which Carried At December 31, 1997
                                       --------------------
                                         Buildings,
                                        Improvements
Partnership                Land         and Equipment          Total
-----------                ----         -------------          -----

Jay                       $   25,000         $   785,597        $   810,597
Boxwood                       22,273             748,666            770,939
Stilwell 3                    10,000             577,132            587,132
Arbor Trace                   62,500             855,858            918,358
Arbor Trace 2                100,000           1,706,435          1,806,435
Omega                         35,000           1,372,304          1,407,304
Cornell 2                     86,281           1,056,160          1,142,441
Elm Creek                    128,817           1,033,327          1,162,144
Marionville                   88,439             608,071            696,510
Lamar                         18,000             886,325            904,325
Mt. Glen                      23,500           1,034,711          1,058,211
Centreville                   36,000             937,835            973,835
Skyview                      120,000           1,275,014          1,395,014
Sycamore                      64,600           1,700,916          1,765,516
Bradford                      66,000             989,632          1,055,632
Cedar Lane                    49,750             945,531            995,281
Stanton                       41,584             959,574          1,001,158
Abernathy                     30,000             751,898            781,898
Pembroke                      43,000             955,687            998,687
Meadowview                    46,270           1,087,948          1,134,218
Town Branch                   21,000             963,410            984,410
Fox Run                       47,467             921,527            968,994
Maple Sreet                   85,000           1,612,719          1,697,719
Manchester                    27,200             707,935            735,135
                         -----------        ------------       ------------
                          $1,277,681         $24,474,212        $25,751,893
                         ===========        ============       ============

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1997

SERIES 9
Apartment Properties

Partnership              Accumulated Depreciation      Depreciable Life
-----------              ------------------------      ----------------

Jay                                    $  124,426          5.0-25.0
Boxwood                                   139,694          5.0-25.0
Stilwell 3                                 94,141          5.0-25.0
Arbor Trace                                82,130         10.0-30.0
Arbor Trace 2                             163,744         10.0-30.0
Omega                                     164,266          5.0-50.0
Cornell 2                                 182,614          5.0-30.0
Elm Creek                                 186,198          5.0-27.5
Marionville                               129,061          7.0-27.5
Lamar                                     149,686          5.0-25.0
Mt. Glen                                  169,415          7.0-27.5
Centreville                               138,346          5.0-40.0
Skyview                                   111,694          5.0-40.0
Sycamore                                  158,421         12.0-40.0
Bradford                                  102,426          5.0-40.0
Cedar Lane                                135,936          5.0-40.0
Stanton                                   138,422          5.0-40.0
Abernathy                                 131,865          5.0-25.0
Pembroke                                  104,595          7.0-40.0
Meadowview                                 86,398          5.0-40.0
Town Branch                                83,955          7.0-40.0
Fox Run                                   112,236          7.0-27.5
Maple Sreet                               139,231          7.0-40.0
Manchester                                 82,595          5.0-27.5
                                      -----------
                                       $3,111,495
                                      ===========

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1996

SERIES 10
Apartment Properties
                                                           Mortgage Loan
Partnership         Location                 # of Units       Balance
-----------         --------                 ----------    -------------

Redstone            Challis, ID                      24         $   858,569
Albany              Albany, KY                       24             793,087
Oak Terrace         Bonifay, FL                      18             551,467
Wellshill           West Liberty, KY                 32           1,094,287
Applegate           Florence, AL                     36           1,118,915
Heatherwood         Alexander City, AL               36             934,142
Peachtree           Gaffney, SC                      28           1,016,063
Donna               Donna, TX                        50           1,447,461
Wellsville          Wellsville, NY                   24           1,082,692
Tecumseh            Tecumseh, NE                     24             876,599
Clay City           Clay City, KY                    24             822,551
Irvine West         Irvine, KY                       24             818,694
New Castle          New Castle, KY                   24             816,361
Stigler             Stigler, OK                      20             602,311
Courtyard           Huron, SD                        21             654,408
                                                               ------------
                                                               $ 13,487,607
                                                               ============

                              Cost At Acquisition
                             --------------------
                                                          Net Improvements
                                         Buildings,         Capitalized
                                        Improvements       Subsequent to
Partnership                Land         and Equipment       Acquisition
-----------                ----         -------------     ----------------

Redstone                    $ 24,000         $   747,591           $328,172
Albany                        39,500             990,162                  0
Oak Terrace                   27,200             633,284              1,179
Wellshill                     75,000           1,270,844                  0
Applegate                    125,000           1,467,675            243,011
Heatherwood                   55,000           1,551,679                699
Peachtree                     25,000           1,021,466                  0
Donna                        112,000           1,661,889              2,633
Wellsville                    38,000           1,286,389              8,224
Tecumseh                      20,000           1,038,151              1,614
Clay City                     22,750             998,334                  0
Irvine West                   25,000           1,060,585                753
New Castle                    40,575             971,520              6,955
Stigler                       24,000             730,056                  0
Courtyard                     12,000             465,936            286,382
                         -----------        ------------       ------------
                            $665,025         $15,895,561           $879,622
                         ===========        ============       ============

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1997


SERIES 10
Apartment Properties
                        Gross Amount At Which Carried At December 31, 1997
                                       --------------------
                                         Buildings,
                                        Improvements
Partnership                Land         and Equipment          Total
-----------                ----         -------------          -----

Redstone                    $  7,600          $1,092,163        $ 1,099,763
Albany                        39,500             990,162          1,029,662
Oak Terrace                   27,200             634,463            661,663
Wellshill                     75,000           1,270,844          1,345,844
Applegate                    125,000           1,710,686          1,835,686
Heatherwood                   55,000           1,552,378          1,607,378
Peachtree                     25,000           1,021,466          1,046,466
Donna                        112,000           1,664,522          1,776,522
Wellsville                    38,000           1,294,613          1,332,613
Tecumseh                      20,000           1,039,765          1,059,765
Clay City                     22,750             998,334          1,021,084
Irvine West                   25,000           1,061,338          1,086,338
New Castle                    40,575             978,475          1,019,050
Stigler                       24,000             730,056            754,056
Courtyard                     70,185             694,133            764,318
                         -----------        ------------       ------------
                            $706,810         $16,733,398        $17,440,208
                         ===========        ============       ============


Partnership              Accumulated Depreciation      Depreciable Life
-----------              ------------------------      ----------------

Redstone                               $  170,591          7.0-27.5
Albany                                    134,580          5.0-40.0
Oak Terrace                                86,039          5.0-27.5
Wellshill                                 126,249          5.0-40.0
Applegate                                 130,982          5.0-40.0
Heatherwood                               129,721          5.0-40.0
Peachtree                                  97,877          5.0-40.0
Donna                                     125,895          7.0-50.0
Wellsville                                197,604          7.0-27.5
Tecumseh                                   88,988          5.0-50.0
Clay City                                 102,051          5.0-40.0
Irvine West                               101,152          5.0-40.0
New Castle                                 88,597          5.0-40.0
Stigler                                    69,821          5.0-25.0
Courtyard                                  84,779          5.0-40.0
                                      -----------
                                       $1,734,926
                                      ===========

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1997

SERIES 11
Apartment Properties
                                                           Mortgage Loan
Partnership         Location                # of Units        Balance
-----------         --------                ----------     -------------

Homestead           Pinetop, AZ                     32          $ 1,304,621
Mountain Oak        Collinsville, AL                24              698,006
Eloy                Eloy, AZ                        24              652,109
Gila Bend           Gila Bend, AZ                   36              979,357
Creekstone          Dallas, GA                      40            1,105,467
Tifton              Tifton, GA                      36            1,003,375
Cass Towne          Cartersville, GA                10              178,487
Warsaw              Warsaw, VA                      56            2,699,292
Royston             Royston, GA                     25              752,808
Red Bud             Mokane, MO                       8              241,405
Cardinal            Mountain Home, AR               32              107,072
Parsons             Parsons, KS                     38            1,103,001
                                                               ------------
                                                               $ 10,825,000
                                                               ============
                               Cost At Acquisition
                             --------------------
                                                          Net Improvements
                                         Buildings,         Capitalized
                                        Improvements       Subsequent to
Partnership                Land         and Equipment       Acquisition
-----------                ----         -------------     ----------------

Homestead                   $126,000         $ 1,628,502         $        0
Mountain Oak                  30,000             473,033            376,391
Eloy                          12,000             882,913              1,496
Gila Bend                     18,000             945,233            311,414
Creekstone                   130,625             170,655          1,707,324
Tifton                        17,600             192,853          1,469,252
Cass Towne                    22,690             301,458                172
Warsaw                       146,800           3,200,738              5,341
Royston                       36,000             785,602            111,218
Red Bud                        5,500             295,617                  0
Cardinal                      15,793             424,616             66,681
Parsons                       45,188             953,512            321,143
                         -----------        ------------       ------------
                            $606,196         $10,254,732         $4,370,432
                         ===========        ============       ============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1997


SERIES 11
Apartment Properties
                        Gross Amount At Which Carried At December 31, 1997
                                       --------------------
                                         Buildings,
                                        Improvements
Partnership                Land         and Equipment          Total
-----------                ----         -------------          -----

Homestead                   $126,000         $ 1,628,502        $ 1,754,502
Mountain Oak                  30,000             849,424            879,424
Eloy                          12,000             884,409            896,409
Gila Bend                     18,000           1,256,647          1,274,647
Creekstone                   130,650           1,877,954          2,008,604
Tifton                        17,326           1,662,379          1,679,705
Cass Towne                    22,690             301,630            324,320
Warsaw                       146,800           3,206,079          3,352,879
Royston                       36,000             896,820            932,820
Red Bud                        5,500             295,617            301,117
Cardinal                      15,793             491,297            507,090
Parsons                       38,437           1,281,406          1,319,843
                         -----------        ------------       ------------
                            $599,196         $14,632,164        $15,231,360
                         ===========        ============       ============

Partnership              Accumulated Depreciation      Depreciable Life
-----------              ------------------------      ----------------

Homestead                              $  142,973          5.0-40.0
Mountain Oak                              104,414          5.0-27.5
Eloy                                       96,411          5.0-27.5
Gila Bend                                 150,937          5.0-40.0
Creekstone                                150,803          7.0-27.5
Tifton                                     89,734          5.0-25.0
Cass Towne                                 26,443          7.0-27.5
Warsaw                                    293,934          7.0-27.5
Royston                                    61,318          7.0-40.0
Red Bud                                    18,784          7.0-40.0
Cardinal                                   29,557          7.0-27.5
Parsons                                    74,795         12.0-40.0
                                      -----------
                                       $1,240,103
                                      ===========

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1997
GATEWAY TAX CREDIT FUND III LTD.
NOTES TO SCHEDULE III

SERIES 7

Balance at beginning of period -
December 31, 1996                                               $45,167,990
 Additions during period:
  Acquisitions through foreclosure                   0
  Other acquisitions                                 0
  Improvements, etc.                            60,326
  Other                                              0
                                             ---------
                                                                     60,326
 Deductions during period:
  Cost of real estate sold                       1,665
  Other                                              0
                                             ---------               (1,665)
                                                               ------------

Balance at end of period -
December 31, 1997                                               $45,226,651
                                                               ============

Reconciliation of Accumulated Depreciation current year changes:

Balance at beginning of period -
December 31, 1996                                                $5,712,059

  Current year expense                                            1,556,758
  Less Accumulated Depreciation of real estate sold                  (1,665)
  Other                                                                        0
                                                                -----------

Balance at end of period -
December 31, 1997                                                $7,267,152
                                                                ===========

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1997
GATEWAY TAX CREDIT FUND III LTD.
NOTES TO SCHEDULE III

Series 8
Balance at beginning of period -
December 31, 1996                                               $47,154,715
 Additions during period:
  Acquisitions through foreclosure                   0
  Other acquisitions                                 0
  Improvements, etc.                            56,889
  Other                                              0
                                             ---------
                                                                     56,889
 Deductions during period:
  Cost of real estate sold                           0
  Other                                              0
                                             ---------                    0
                                                               ------------

Balance at end of period -
December 31, 1997                                               $47,211,604
                                                               ============

Reconciliation of Accumulated Depreciation current year changes:

Balance at beginning of period -
December 31, 1996                                                $4,790,218

  Current year expense                                            1,620,353
  Less Accumulated Depreciation of real estate sold                       0
  Other                                                                   0
                                                                 ----------

Balance at end of period -
December 31, 1997                                                $6,410,571
                                                                ===========

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1997
GATEWAY TAX CREDIT FUND III LTD.
NOTES TO SCHEDULE III

Series 9
Balance at beginning of period -
December 31, 1996                                               $25,721,527
 Additions during period:
  Acquisitions through foreclosure                   0
  Other acquisitions                                 0
  Improvements, etc.                            26,624
  Other                                              0
                                             ---------
                                                                     26,624
 Deductions during period:
  Cost of real estate sold                          30
  Other                                              0
                                             ---------                  (30)
                                                               ------------

Balance at end of period -
December 31, 1996                                               $25,748,121
                                                               ============

Reconciliation of Accumulated Depreciation current year changes:

Balance at beginning of period -
December 31, 1996                                                $2,212,706

  Current year expense                                              898,819
  Less Accumulated Depreciation of real estate sold                     (30)
  Other                                                                   0
                                                                -----------

Balance at end of period -
December 31, 1997                                                $3,111,495
                                                                ===========

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1997
GATEWAY TAX CREDIT FUND III LTD.
NOTES TO SCHEDULE III

Series 10
Balance at beginning of period -
December 31, 1996                                               $17,431,207
 Additions during period:
  Acquisitions through foreclosure                   0
  Other acquisitions                                 0
  Improvements, etc.                             8,388
  Other                                              0
                                              ---------

                                                                      8,388
 Deductions during period:                           0
  Cost of real estate sold                           0
  Other                                      ---------
                                                                          0
                                                               ------------

Balance at end of period -
December 31, 1997                                               $17,439,595
                                                               ============

Reconciliation of Accumulated Depreciation current year changes:

Balance at beginning of period -
December 31, 1996                                                $1,230,341

  Current year expense                                              504,580
  Less Accumulated Depreciation of real estate sold                       0
  Other                                                                   5
                                                                -----------

Balance at end of period -
December 31, 1997                                                $1,734,926
                                                                ===========

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1997
GATEWAY TAX CREDIT FUND III LTD.
NOTES TO SCHEDULE III

Series 11
Balance at beginning of period -
December 31, 1996                                               $15,218,951
 Additions during period:
  Acquisitions through foreclosure                   0
  Other acquisitions                                 0
  Improvements, etc.                            13,365
  Other                                              0
                                             ---------
                                                                     13,365
 Deductions during period:
  Cost of real estate sold                         683
  Other                                              0
                                             ---------                (683)
                                                               ------------

Balance at end of period -
December 31, 1997                                               $15,231,633
                                                               ============

Reconciliation of Accumulated Depreciation current year changes:

Balance at beginning of period -
December 31, 1996                                                  $738,925

  Current year expense                                              501,861
  Less Accumulated Depreciation of real estate sold                    (683)
  Other                                                                   0
                                                                -----------

Balance at end of period -
December 31, 1997                                                $1,240,103
                                                                ===========

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 1997

SERIES 7
                                                           MONTHLY
                        # OF                    INTEREST      DEBT     TERM
PARTNERSHIP             UNITS          BALANCE      RATE   SERVICE  (YEARS)
-----------             -----          -------  --------   -------   ------
Nottingham                 18      $   592,975     7.75%     4,041       50
Cedar Hollow               24          767,513     7.75%     5,115       50
Sunrise                    44        2,046,062     7.25%    12,842       50
Mountain City              40        1,326,686     7.75%     8,853       50
Burbank                    24          811,089     8.25%     5,725       50
Washington                 24          804,414     8.25%     5,674       50
BrookStone                 40        1,216,591     6.50%     6,970       50
Tazewell                   44        1,417,216     7.25%     8,916       50
N. Irvine                  24          797,602     7.75%     5,311       50
Horton                     24          774,510     7.75%     5,160       50
Manchester                 42        1,222,673     6.50%     6,991       50
Waynesboro                 24          682,880     6.50%     3,899       50
Lakeland II                30          842,652     7.25%     5,290       50
Mt. Vernon                 24          751,532     6.50%     4,294       50
Meadow Run                 48        1,449,798     6.50%     8,284       50
Spring Creek II            24          678,767     6.50%     3,835       50
Warm Springs               22          681,843     7.25%     4,276       50
Blue Ridge                 41        1,107,174     7.25%     2,372       50
Walnut                     24          829,237     7.75%     5,528       50
Pioneer                    48        1,217,714     8.25%     8,516       50
Dilley                     28          729,187     8.25%     5,143       50
Elsa                       40        1,046,029     7.75%     6,976       50
Clinch View                42        1,479,347     8.75%    11,046       50
Jamestown                  40        1,234,925     7.25%     7,770       50
Leander                    36          923,697     7.75%     6,755       50
Louisa Sr.                 36        1,209,156     7.25%     7,622       50
Orchard Commons            12          369,475     7.75%     2,676       50
Vardaman                   24          739,470     7.25%     4,634       50
Heritage Park              32        1,254,581     7.75%     8,360       50
BrooksHollow               40        1,199,923     6.50%     6,854       50
Cavalry Crossing           40        1,430,725     7.75%     9,545       50
Carson City                24          797,946     7.25%     5,005       50
Matteson                   24          771,864     7.25%     4,845       50
Pembroke                   16          520,054     7.25%     3,296       50
Robynwood                  24          795,134     7.25%     5,078       50
Atoka                      24          690,769     7.25%     4,392       50
Coalgate                   24          689,722     7.25%     4,384       50
Hill Creek                 24          787,799     6.50%     4,491       50
Cardinal                   32          164,121     6.50%       948       50
                                   -----------
                                   $36,852,852
                                   ===========

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 1997

SERIES 8
                                                           MONTHLY
                        # OF                    INTEREST      DEBT     TERM
PARTNERSHIP             UNITS          BALANCE      RATE   SERVICE  (YEARS)
-----------             -----          -------  --------   -------   ------
Purdy                      16      $   465,649     7.75%     5,242       50
Galena                     24          615,760     7.25%     6,410       50
Antlers 2                  24          652,292     7.25%     4,174       50
Holdenville                24          739,776     6.50%     4,267       50
Wetumka                    24          674,185     6.50%     3,911       50
Mariners Cove              32        1,048,107     7.25%     6,572       50
Mariners Cove Sr.          24          811,755     7.25%     5,105       50
Antlers                    36        1,104,727     7.25%     6,938       50
Bentonville                24          617,914     7.75%     4,835       45
Deerpoint                  24          769,255     7.75%     5,250       50
Aurora                     28          735,771     7.25%     7,652       50
Baxter                     16          437,025     6.50%     4,086       50
Arbor Gate                 24          767,156     6.50%     4,380       50
Timber Ridge               24          744,609     7.25%     4,679       50
Concordia Sr.              24          694,554     6.50%     3,963       50
Mountainburg               24          725,980     6.50%     4,162       50
Lincoln                    25          896,522     8.25%     6,330       50
Fox Ridge                  24          752,279     7.25%     4,732       50
Meadow View                16          598,636     7.25%     3,757       50
Sheridan                   16          618,642     8.25%     3,527       50
Morningside                32          984,955     7.25%     6,177       50
Grand Isle                 16          949,340     8.25%     6,703       50
Meadowview                 29          795,973     7.25%     5,243       39
Taylor                     44        1,266,283     7.50%     7,223       50
Brookwood                  44        1,489,478     6.50%     8,499       50
Pleasant Valley            33        1,112,732     7.25%     6,978       50
Reelfoot                   20          667,079     7.25%     4,234       50
River Rest                 34        1,159,585     7.25%     7,256       50
Kirskville                 24          690,524     7.25%     4,320       50
Cimmaron                   24          843,838    10.75%     4,905       50
Kenton                     46        1,444,785     7.25%     9,045       50
Lovingston                 64        2,265,084     7.00%    12,917       50
Pontotoc                   36        1,114,222     7.25%     6,927       50
So. Brenchley              30        1,250,949     7.25%     7,728       50
Hustonville                16          533,394     6.50%     3,062       50
Northpoint                 24          907,866     7.25%     5,700       50
Brooks Field               32          966,017     7.25%     6,046       50
Brooks Lane                36        1,113,814     7.25%     6,954       50
Brooks Point               41        1,380,702     7.25%     8,613       50
Brooks Run                 24          766,463     7.25%     4,786       50
Logan Heights              24          792,463     7.25%     4,960       50
Lakeshore 2                36        1,162,301     7.75%     7,716       50
Cottondale                 25          769,921     7.75%     5,115       50
                                   -----------
                                   $38,898,362
                                   ===========

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 1997

SERIES 9
                                                           MONTHLY
                        # OF                    INTEREST      DEBT     TERM
PARTNERSHIP             UNITS          BALANCE      RATE   SERVICE  (YEARS)
-----------             -----          -------  --------   -------   ------
Jay                        24      $   660,857     7.25%     4,167       50
Boxwood                    24          633,635     6.50%     3,666       50
Stilwell 3                 16          475,880     7.25%     3,038       50
Arbor Trace                24          750,639     7.25%     4,700       50
Arbor Trace 2              42        1,475,286     7.25%     9,235       50
Omega                      36        1,146,729     7.25%     7,193       50
Cornell 2                  24          934,435     7.25%     5,862       50
Elm Creek                  24          966,464     7.25%     6,060       50
Marionville                20          573,402     6.50%     5,308       50
Lamar                      24          726,621     7.25%     4,593       50
Mt. Glen                   24          839,902     6.50%     4,797       50
Centreville                24          798,482     7.25%     4,998       50
Skyview                    36        1,147,598     7.25%     7,199       50
Sycamore                   40        1,431,377     7.25%     8,979       50
Bradford                   24          800,252     7.03%     5,008       50
Cedar Lane                 24          753,864     6.50%     4,383       50
Stanton                    24          813,829     7.25%     5,120       50
Abernathy                  24          637,481     6.50%     3,673       50
Pembroke                   24          807,954     7.25%     5,070       50
Meadowview                 24          661,932     0.50%     3,006       20
Town Branch                24          785,602     7.25%     4,973       50
Fox Run                    24          788,765     6.50%     4,510       50
Maple Street               32        1,379,322     7.25%     8,632       50
Manchester                 18          597,324     7.25%     3,740       50
                                   -----------
                                   $20,587,632
                                   ===========

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 1997

SERIES 10
                                                           MONTHLY
                        # OF                    INTEREST      DEBT     TERM
PARTNERSHIP             UNITS          BALANCE      RATE   SERVICE  (YEARS)
-----------             -----          -------  --------   -------   ------
Redstone                   24      $   858,569     6.50%     4,905       50
Albany                     24          793,087     6.50%     4,570       50
Oak Terrace                18          551,467     6.50%     3,150       50
Wellshill                  32        1,094,287     7.25%     6,843       50
Applegate                  36        1,118,915     0.50%     4,937       20
Heatherwood                36          934,142     0.50%     4,301       20
Peachtree                  28        1,016,063     7.25%     6,379       50
Donna                      50        1,447,461     6.50%     8,252       50
Wellsville                 24        1,082,692     6.50%     6,316       50
Tecumseh                   24          876,599     7.25%     5,481       50
Clay City                  24          822,551     7.25%     5,158       50
Irvine West                24          818,694     7.25%     5,137       50
New Castle                 24          816,361     7.25%     5,131       50
Stigler                    20          602,311     7.25%     3,764       50
Courtyard                  21          654,408     6.50%     3,729       50
                                   -----------
                                   $13,487,607
                                   ===========

SERIES 11
                                                           MONTHLY
                        # OF                    INTEREST      DEBT     TERM
PARTNERSHIP             UNITS          BALANCE      RATE   SERVICE  (YEARS)
-----------             -----          -------  --------   -------   ------
Homestead                  32    $   1,304,621     6.50%     7,411       50
Mountain Oak               24          698,006     8.00%     2,745       50
Eloy                       24          652,109     6.00%     3,460       50
Gila Bend                  36          979,357     8.00%     6,428       50
Creekstone                 40        1,105,467    11.00%     5,235       30
Tifton                     36        1,003,375     0.00%     2,077       42
Cass Towne                 10          178,487     3.00%     1,417       10
Warsaw                     56        2,699,292     6.50%    15,387       50
Royston                    25          752,808     6.75%     4,414       50
Red Bud                     8          241,405     7.25%     1,458       50
Cardinal                   32          107,072     6.50%     1,348       50
Parsons                    38        1,103,001     8.00%     6,243       50
                                   -----------
                                   $10,825,000
                                   ===========

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


                           GATEWAY TAX CREDIT FUND III LTD.
                           (A Florida Limited Partnership)
                           By:  Raymond James Tax Credit Funds,Inc.
                           Raymond James Tax Credit Funds, Inc.





Date:  July 13, 1998       By:/s/ Ronald M. Diner
                           Ronald M. Diner
                           President



Date:  July 13, 1998       By:/s/ Sandra L. Furey
                           Sandra L. Furey
                           Secretary and Treasurer

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


                           GATEWAY TAX CREDIT FUND III LTD.
                           (A Florida Limited Partnership)
                           By:  Raymond James Tax Credit Funds,Inc.
                           Managing General Partner




Date:  July 13, 1998       By:/s/ Ronald M. Diner
                           Ronald M. Diner
                           President



Date:  July 13, 1998       By:/s/ Sandra L. Furey
                           Sandra L. Furey
                           Secretary and Treasurer



Date:  July 13, 1998       By:/s/ J. Davenport Mosby III
                           J. Davenport Mosby
                           Sr. Vice President
                           and Director