Form 10-Q
period 1998-06-30
GATEWAY TAX CREDIT FUND III LTD
filed 1998-08-21
CIK 881716

GTWY2

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

                                 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended             June 30, 1998

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

                      YES     X         NO

                                                 Number of Units
      Title of Each Class                         June 30, 1998
Units of Limited Partnership
Interest:  $1,000 per unit                            33,799

DOCUMENTS INCORPORATED BY REFERENCE

              Parts I and II, 1998 Form 10-K, filed with the
            Securities and Exchange Commission on July 13, 1998
            Parts III and IV - Form S-11 Registration Statement
                and all amendments and supplements thereto
                             File No. 33-44238

PART I - Financial Information
 Item 1.  Financial Statements
                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

SERIES 7                                      JUNE 30,        MARCH 31,
                                                1998            1998
                                               -------         -------
                                             (Unaudited)      (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                     $   294,245     $   286,106
 Investments in Securities                          48,382          47,675
 Receivable from Project Partnerships                    0               0
                                               ------------    ------------
  Total Current Assets                         $   342,627     $   333,781

 Investments in Securities                         411,235         404,220
 Investments in Project Partnerships, Net        3,278,737       3,517,852
                                               -----------     -----------
    Total Assets                               $ 4,032,599     $ 4,255,853
                                               ===========     ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                   $    52,016     $    55,760
 Payable to Project Partnerships                         0               0
                                               -----------     -----------
  Total Current Liabilities                         52,016          55,760
                                               -----------     -----------
Long-Term Liabilities:
 Payable to General Partners                       247,948         226,886
                                               -----------     -----------
Partners' Equity:
Limited Partners (10,395 units for Series
7, 9,980 for Series 8, 6,254 for Series 9,
5,043 for Series 10 and 5,127 for Series
11 at June 30, 1998 and March 31,1998)           3,786,587       4,024,753
General Partners                                   (53,952)        (51,546)
                                               -----------     -----------
  Total Partners' Equity                       $ 3,732,635     $ 3,973,207
                                               -----------     -----------
    Total Liabilities and Partners' Equity     $ 4,032,599     $ 4,255,853
                                               ===========     ===========



              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

SERIES 8                                       JUNE 30,       MARCH 31,
                                                 1998            1998
                                                -------        -------
                                              (Unaudited)     (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   410,251    $   410,727
 Investments in Securities                           43,573         42,967
 Receivable from Project Partnerships                     0              0
                                                ------------    ------------
  Total Current Assets                          $   453,824    $   453,694

 Investments in Securities                          391,229        384,906
 Investments in Project Partnerships, Net         3,333,228      3,608,229
                                                -----------    -----------
    Total Assets                                $ 4,178,281    $ 4,446,829
                                                ===========    ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                    $    42,859    $    46,515
 Payable to Project Partnerships                          0              0
                                                -----------    -----------
  Total Current Liabilities                          42,859         46,515
                                                -----------    -----------
Long-Term Liabilities:
 Payable to General Partners                        291,000        269,107
                                                -----------    -----------
Partners' Equity:
Limited Partners (10,395 units for Series
7, 9,980 for Series 8, 6,254 for Series 9,
5,043 for Series 10 and 5,127 for Series 11
at June 30, 1998 and March 31,1998)               3,893,603      4,177,520
General Partners                                    (49,181)       (46,313)
                                                -----------    -----------
  Total Partners' Equity                        $ 3,844,422    $ 4,131,207
                                                -----------    -----------
    Total Liabilities and Partners' Equity      $ 4,178,281    $ 4,446,829
                                                ===========    ===========



              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

SERIES 9                                       JUNE 30,        MARCH 31,
                                                 1998            1998
                                                -------         -------
                                              (Unaudited)      (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   182,044    $   180,104
 Investments in Securities                           28,159         27,803
 Receivable from Project Partnerships                     0              0
                                                ------------    ------------
  Total Current Assets                          $   210,203    $   207,907

 Investments in Securities                          263,026        259,181
 Investments in Project Partnerships, Net         3,221,161      3,363,377
                                                -----------    -----------
    Total Assets                                $ 3,694,390    $ 3,830,465
                                                ===========    ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                    $    24,469    $    26,911
 Payable to Project Partnerships                          0              0
                                                -----------    -----------
  Total Current Liabilities                          24,469         26,911
                                                -----------    -----------
Long-Term Liabilities:
 Payable to General Partners                        163,737        151,733
                                                -----------    -----------
Partners' Equity:
Limited Partners (10,395 units for Series
7, 9,980 for Series 8, 6,254 for Series 9,
5,043 for Series 10 and 5,127 for Series 11
at June 30, 1998 and March 31,1998)               3,525,959      3,670,140
General Partners                                    (19,775)       (18,319)
                                                -----------    -----------
  Total Partners' Equity                        $ 3,506,184    $ 3,651,821
                                                -----------    -----------
    Total Liabilities and Partners' Equity      $ 3,694,390    $ 3,830,465
                                                ===========    ===========



              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

SERIES 10                                      JUNE 30,        MARCH 31,
                                                 1998            1998
                                                -------         -------
                                              (Unaudited)      (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   205,962    $   202,435
 Investments in Securities                           23,207         22,865
 Receivable from Project Partnerships                     0              0
                                                 ------------   ------------
  Total Current Assets                          $   229,169    $   225,300

 Investments in Securities                          210,017        206,525
 Investments in Project Partnerships, Net         3,288,575      3,352,669
                                                -----------    -----------
    Total Assets                                $ 3,727,761    $ 3,784,494
                                                ===========    ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                    $    27,909    $    30,279
 Payable to Project Partnerships                          0              0
                                                -----------    -----------
  Total Current Liabilities                          27,909         30,279
                                                -----------    -----------
Long-Term Liabilities:
 Payable to General Partners                         53,229         45,106
                                                -----------    -----------
Partners' Equity:
Limited Partners (10,395 units for Series
7, 9,980 for Series 8, 6,254 for Series 9,
5,043 for Series 10 and 5,127 for Series 11
at June 30, 1998 and March 31,1998)               3,654,337      3,716,198
General Partners                                     (7,714)        (7,089)
                                                -----------    -----------
  Total Partners' Equity                        $ 3,646,623    $ 3,709,109
                                                -----------    -----------
    Total Liabilities and Partners' Equity      $ 3,727,761    $ 3,784,494
                                                ===========    ===========



              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

SERIES 11                                      JUNE 30,        MARCH 31,
                                                 1998            1998
                                                -------         -------
                                              (Unaudited)      (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   208,647    $   208,198
 Investments in Securities                           22,155         21,794
 Receivable from Project Partnerships                     0              0
                                                 ------------   ------------
  Total Current Assets                          $   230,802    $   229,992

 Investments in Securities                          226,812        222,768
 Investments in Project Partnerships, Net         3,797,733      3,861,731
                                                -----------    -----------
    Total Assets                                $ 4,255,347    $ 4,314,491
                                                ===========    ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                    $    27,443    $    29,179
 Payable to Project Partnerships                          0              0
                                                -----------    -----------
  Total Current Liabilities                          27,443         29,179
                                                -----------    -----------
Long-Term Liabilities:
 Payable to General Partners                         23,996         17,499
                                                -----------    -----------
Partners' Equity:
Limited Partners (10,395 units for Series
7, 9,980 for Series 8, 6,254 for Series 9,
5,043 for Series 10 and 5,127 for Series 11
at June 30, 1998 and March 31,1998)               4,207,860      4,271,126
General Partners                                     (3,952)        (3,313)
                                                -----------    -----------
  Total Partners' Equity                        $ 4,203,908    $ 4,267,813
                                                -----------    -----------
    Total Liabilities and Partners' Equity      $ 4,255,347    $ 4,314,491
                                                ===========    ===========



              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

TOTAL SERIES 7 - 11                            JUNE 30,        MARCH 31,
                                                 1998            1998
                                                -------         -------
                                              (Unaudited)      (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $ 1,301,149    $ 1,287,570
 Investments in Securities                          165,476        163,104
 Receivable from Project Partnerships                     0              0
                                                 ------------   ------------
  Total Current Assets                          $ 1,466,625    $ 1,450,674

 Investments in Securities                        1,502,319      1,477,600
 Investments in Project Partnerships, Net        16,919,434     17,703,858
                                                -----------    -----------
    Total Assets                                $19,888,378    $20,632,132
                                                ===========    ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                    $   174,696    $   188,644
 Payable to Project Partnerships                          0              0
                                                -----------    -----------
  Total Current Liabilities                         174,696        188,644
                                                -----------    -----------
Long-Term Liabilities:
 Payable to General Partners                        779,910        710,331
                                                -----------    -----------
Partners' Equity:
Limited Partners (10,395 units for Series
7, 9,980 for Series 8, 6,254 for Series 9,
5,043 for Series 10 and 5,127 for Series 11
at June 30, 1998 and March 31,1998)              19,068,346     19,859,737
General Partners                                   (134,574)      (126,580)
                                                -----------    -----------
  Total Partners' Equity                        $18,933,772    $19,733,157
                                                -----------    -----------
    Total Liabilities and Partners' Equity      $19,888,378    $20,632,132
                                                ===========    ===========



              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30,
                                (Unaudited)

SERIES 7                                        1998            1997
                                                ----            ----
Revenues:
 Interest Income                               $    11,180    $    11,163
                                               -----------    -----------
Expenses:
 Asset Management Fee-General Partner               22,108         19,500
 General and Administrative:
  General Partner                                    3,282          3,318
  Other                                              2,827          2,373
 Amortization                                        5,551          5,136
                                               -----------    -----------
  Total Expenses                                    33,768         30,327
                                               -----------    -----------
Loss Before Equity in Losses
 of Project Partnerships                           (22,588)       (19,164)
Equity in Losses of Project
 Partnerships                                     (217,984)      (242,513)
                                                ----------     ----------
Net Loss                                       $  (240,572)   $  (261,677)
                                               ===========    ===========
Allocation of Net Loss:
 Limited Partners                              $  (238,166)   $  (259,060)
 General Partners                                   (2,406)        (2,617)
                                               -----------    -----------
                                               $  (240,572)   $  (261,677)
                                               ===========    ===========
Net Loss Per Number of Limited
Partnership Units                              $    (22.91)   $    (24.92)
                                              ============   ============
Number of Limited Partnership Units
Outstanding                                         10,395         10,395
                                              ============   ============




              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30,
                                (Unaudited)
SERIES 8                                        1998            1997
                                                ----            ----
Revenues:
 Interest Income                               $    11,888    $    11,924
                                               -----------    -----------
Expenses:
 Asset Management Fee-General Partner               23,047         21,500
 General and Administrative:
  General Partner                                    3,618          3,659
  Other                                              3,319          2,594
 Amortization                                        2,492          2,314
                                               -----------    -----------
  Total Expenses                                    32,476         30,067
                                               -----------    -----------
Loss Before Equity in Losses
 of Project Partnerships                           (20,588)       (18,143)
Equity in Losses of Project
 Partnerships                                     (266,197)      (265,543)
                                                ----------     ----------
Net Loss                                       $  (286,785)   $  (283,686)
                                               ===========    ===========
Allocation of Net Loss:
 Limited Partners                              $  (283,917)   $  (280,849)
 General Partners                                   (2,868)        (2,837)
                                               -----------    -----------
                                               $  (286,785)   $  (283,686)
                                               ===========    ===========
Net Loss Per Number of Limited
Partnership Units                              $    (28.45)   $    (28.14)
                                              ============   ============
Number of Limited Partnership Units
Outstanding                                          9,980          9,980
                                              ============   ============




              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30,
                                (Unaudited)

SERIES 9                                        1998            1997
                                                ----            ----
Revenues:
 Interest Income                                $     6,388   $     6,306
                                                -----------   -----------
Expenses:
 Asset Management Fee-General Partner                12,648        12,000
 General and Administrative:
  General Partner                                     2,020         2,042
  Other                                               1,902         1,387
 Amortization                                         1,743         1,779
                                                -----------   -----------
  Total Expenses                                     18,313        17,208
                                                -----------   -----------
Loss Before Equity in Losses
 of Project Partnerships                            (11,925)      (10,902)
Equity in Losses of Project
 Partnerships                                      (133,712)      (95,998)
                                                 ----------    ----------
Net Loss                                        $  (145,637)  $  (106,900)
                                                ===========   ===========
Allocation of Net Loss:
 Limited Partners                               $  (144,181)  $  (105,831)
 General Partners                                    (1,456)       (1,069)
                                                -----------   -----------
                                                $  (145,637)  $  (106,900)
                                                ===========   ===========
Net Loss Per Number of Limited
Partnership Units                               $    (23.05)  $    (16.92)
                                               ============  ============
Number of Limited Partnership Units
Outstanding                                           6,254         6,254
                                               ============  ============




              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30,
                                (Unaudited)
SERIES 10                                       1998            1997
                                                ----            ----
Revenues:
 Interest Income                               $     6,295    $     6,327
                                               -----------    -----------
Expenses:
 Asset Management Fee-General Partner                8,525          7,500
 General and Administrative:
  General Partner                                    1,262          1,276
  Other                                              1,445            963
 Amortization                                        1,460          1,460
                                               -----------    -----------
  Total Expenses                                    12,638         11,199
                                               -----------    -----------
Loss Before Equity in Losses
 of Project Partnerships                            (6,343)        (4,872)
Equity in Losses of Project
 Partnerships                                      (56,143)       (37,779)
                                                ----------     ----------
Net Loss                                       $   (62,486)   $   (42,651)
                                               ===========    ===========
Allocation of Net Loss:
 Limited Partners                              $   (61,861)   $   (42,224)
 General Partners                                     (625)          (427)
                                               -----------    -----------
                                               $   (62,486)   $   (42,651)
                                               ===========    ===========
Net Loss Per Number of Limited
Partnership Units                              $    (12.27)   $     (8.37)
                                              ============   ============
Number of Limited Partnership Units
Outstanding                                          5,043          5,043
                                              ============   ============




              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30,
                                (Unaudited)
SERIES 11                                       1998            1997
                                                ----            ----
Revenues:
 Interest Income                                $     6,914   $     6,530
                                                -----------   -----------
Expenses:
 Asset Management Fee-General Partner                 6,820         6,000
 General and Administrative:
  General Partner                                     1,010         1,021
  Other                                               1,173           871
 Amortization                                         2,074         1,797
                                                -----------   -----------
  Total Expenses                                     11,077         9,689
                                                -----------   -----------
Loss Before Equity in Losses
 of Project Partnerships                             (4,163)       (3,159)
Equity in Losses of Project
 Partnerships                                       (59,742)      (46,367)
                                                 ----------    ----------
Net Loss                                        $   (63,905)  $   (49,256)
                                                ===========   ===========
Allocation of Net Loss:
 Limited Partners                               $   (63,266)  $   (49,031)
 General Partners                                      (639)         (495)
                                                -----------   -----------
                                                $   (63,905)  $   (49,526)
                                                ===========   ===========
Net Loss Per Number of Limited
Partnership Units                               $    (12.34)  $     (9.56)
                                               ============  ============
Number of Limited Partnership Units
Outstanding                                           5,127         5,127
                                               ============  ============




              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30,
                                (Unaudited)

TOTAL SERIES 7 - 11                             1998            1997
                                                ----            ----
Revenues:
 Interest Income                                $    42,665   $    42,250
                                                -----------   -----------
Expenses:
 Asset Management Fee-General Partner                73,148        66,500
 General and Administrative:
  General Partner                                    11,192        11,316
  Other                                              10,666         8,188
 Amortization                                        13,266        12,486
                                                -----------   -----------
  Total Expenses                                    108,272        98,490
                                                -----------   -----------
Loss Before Equity in Losses
 of Project Partnerships                            (65,607)      (56,240)
Equity in Losses of Project
 Partnerships                                      (733,778)     (688,200)
                                                 ----------    ----------
Net Loss                                        $  (799,385)  $  (744,440)
                                                ===========   ===========
Allocation of Net Loss:
 Limited Partners                               $  (791,391)  $  (736,996)
 General Partners                                    (7,994)       (7,444)
                                                -----------   -----------
                                                $  (799,385)  $  (744,440)
                                                ===========   ===========




              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

            FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997:



                                Limited         General
SERIES 7                        Partners        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1997       $ 5,025,507    $   (41,437)     $ 4,984,070

Net Loss                           (259,060)        (2,617)        (261,677)
                                -----------     -----------     -----------

Balance at June 30, 1997        $ 4,766,447    $   (44,054)     $ 4,722,393
                               ============    ============    ============


Balance at March 31, 1998       $ 4,024,753    $   (51,546)     $ 3,973,207

Net Loss                           (238,166)        (2,406)        (240,572)
                                -----------     -----------     -----------

Balance at June 30, 1998        $ 3,786,587    $   (53,952)     $ 3,732,635
                               ============    ============    ============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

            FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997:



                                Limited         General
SERIES 8                        Partners        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1997       $ 5,277,849    $   (35,704)     $ 5,192,145

Net Loss                           (280,849)        (2,837)        (283,686)
                                -----------     -----------     -----------

Balance at June 30, 1997        $ 4,947,000    $   (38,541)     $ 4,908,459
                               ============    ============    ============


Balance at March 31, 1998       $ 4,177,520    $   (46,313)     $ 4,131,207

Net Loss                           (283,917)        (2,868)        (286,785)
                                -----------     -----------     -----------

Balance at June 30, 1998        $ 3,893,603    $   (49,181)     $ 3,844,422
                               ============    ============    ============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

            FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997:



                                Limited         General
SERIES 9                        Partners        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1997       $ 4,177,521    $   (13,194)     $ 4,164,327

Net Loss                           (105,831)        (1,069)        (106,900)
                                -----------     -----------     -----------

Balance at June 30, 1997        $ 4,071,690    $   (14,263)     $ 4,057,427
                               ============    ============    ============


Balance at March 31, 1998       $ 3,670,140    $   (18,319)     $ 3,651,821

Net Loss                           (144,181)        (1,456)        (145,637)
                                -----------     -----------     -----------

Balance at June 30, 1998        $ 3,525,959    $   (19,775)     $ 3,506,184
                               ============    ============    ============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

            FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997:



                                Limited         General
SERIES 10                       Partners        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1997       $ 3,938,729    $    (4,841)     $ 3,933,888

Net Loss                            (42,224)          (427)         (42,651)
                                -----------     -----------     -----------

Balance at June 30, 1997        $ 3,896,505    $    (5,268)     $ 3,891,237
                               ============    ============    ============


Balance at March 31, 1998       $ 3,716,198    $    (7,089)     $ 3,709,109

Net Loss                            (61,861)          (625)         (62,486)
                                -----------     -----------     -----------

Balance at June 30, 1998        $ 3,654,337    $    (7,714)     $ 3,646,623
                               ============    ============    ============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

            FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997:



                                Limited         General
SERIES 11                       Partners        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1997       $ 4,452,477    $    (1,481)     $ 4,450,996

Net Loss                            (49,031)          (495)         (49,526)
                                -----------     -----------     -----------

Balance at June 30, 1997        $ 4,403,446    $    (1,976)     $ 4,401,470
                               ============    ============    ============


Balance at March 31, 1998       $ 4,271,126    $    (3,313)     $ 4,267,813

Net Loss                            (63,266)          (639)         (63,905)
                                -----------     -----------     -----------

Balance at June 30, 1998        $ 4,207,860    $    (3,952)     $ 4,203,908
                               ============    ============    ============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

            FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997:



                                Limited         General
TOTAL SERIES 7 - 11             Partners        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1997       $22,822,083    $   (96,657)     $22,725,426

Net Loss                           (736,996)        (7,444)        (744,440)
                                -----------     -----------     -----------

Balance at June 30, 1997        $22,085,087    $  (104,101)     $21,980,986
                               ============    ============    ============


Balance at March 31, 1998       $19,859,737    $  (126,580)     $19,733,157

Net Loss                           (791,391)        (7,994)        (799,385)
                                -----------     -----------     -----------

Balance at June 30, 1998        $19,068,346    $  (134,574)     $18,933,772
                               ============    ============    ============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED JUNE 30,
                                (Unaudited)

SERIES 7                                         1998           1997
--------                                         ----           ----
Cash Flows from Operating Activities:
  Net Loss                                     $  (240,572)  $  (261,677)
  Adjustments to Reconcile Net Loss to Net
Cash Provided by (Used in) Operating
Activities:
   Amortization                                      5,551         5,136
   Accreted Interest Income on Investments
in Securities                                       (7,722)       (7,898)
   Equity in Losses of Project Partnerships        217,984       242,513
Changes in Operating Assets and
Liabilities:
    Increase in Payable to General Partners         17,318        19,025
                                                -----------   -----------
     Net Cash Used in Operating Activities          (7,441)       (2,901)
                                                -----------   -----------
Cash Flows from Investing Activities:
  Investments in Project Partnerships                    0             0
  (Increase) Decrease in Receivable from
Project Partnerships                                     0             0
  Acquisition Fees and Expenses                          0             0
  Distributions Received from Project
Partnerships                                        15,580        12,351
  Increase (Decrease) in Payable to Project
Partnerships - Capital Contributions                     0             0
                                                -----------   -----------
     Net Cash Provided by (Used in)
Investing Activities                                15,580        12,351
                                                -----------   -----------
Increase (Decrease) in Cash and Cash
Equivalents                                          8,139         9,450
Cash and Cash Equivalents at Beginning of
Year                                               286,106       267,980
                                                -----------   -----------
Cash and Cash Equivalents at End of Year        $  294,245   $   277,430
                                                ===========   ===========




              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED JUNE 30,
                                (Unaudited)
SERIES 8                                         1998           1997
--------                                         ----           ----
Cash Flows from Operating Activities:
  Net Loss                                     $  (286,785)  $  (283,686)
  Adjustments to Reconcile Net Loss to Net
Cash Provided by (Used in) Operating
Activities:
   Amortization                                      2,492         2,314
   Accreted Interest Income on Investments
in Securities                                       (6,929)       (7,100)
   Equity in Losses of Project Partnership         266,197       265,543
Changes in Operating Assets and
Liabilities:
    Increase in Payable to General Partners         18,237        21,088
                                                -----------   -----------
     Net Cash Used in Operating Activities          (6,788)       (1,841)
                                                -----------   -----------
Cash Flows from Investing Activities:
  Investments in Project Partnerships                    0             0
  (Increase) Decrease in Receivable from
Project Partnerships                                     0             0
  Acquisition Fees and Expenses                          0             0
  Distributions Received from Project
Partnerships                                         6,312         4,407
  Increase (Decrease) in Payable to Project
Partnerships - Capital Contributions                     0             0
                                                -----------   -----------
     Net Cash Provided by (Used in)
Investing Activities                                 6,312         4,407
                                                -----------   -----------
Increase (Decrease) in Cash and Cash
Equivalents                                           (476)        2,566
Cash and Cash Equivalents at Beginning of
Year                                               410,727       396,038
                                                -----------   -----------
Cash and Cash Equivalents at End of Year        $  410,251   $   398,604
                                                ===========   ===========



              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED JUNE 30,
                                (Unaudited)
SERIES 9                                         1998           1997
--------                                         ----           ----
Cash Flows from Operating Activities:
  Net Loss                                     $  (145,637)  $  (106,900)
  Adjustments to Reconcile Net Loss to Net
Cash Provided by (Used in) Operating
Activities:
   Amortization                                      1,743         1,779
   Accreted Interest Income on Investments
in Securities                                       (4,201)       (4,336)
   Equity in Losses of Project Partnerships        133,712        95,998
Changes in Operating Assets and
Liabilities:
    Increase in Payable to General Partners          9,562        11,603
                                                -----------   -----------
     Net Cash Used in Operating Activities          (4,821)       (1,856)
                                                -----------   -----------
Cash Flows from Investing Activities:
  Investments in Project Partnerships                    0             0
  Increase in Receivable from Other Series          (2,208)             0
  (Increase) Decrease in Receivable from
Project Partnerships                                 2,208       (2,208)
  Acquisition Fees and Expenses                          0             0
  Distributions Received from Project
Partnerships                                         6,761         3,216
  Increase (Decrease) in Payable -
    Other Series                                     1,003             0
    Project Partnerships - Capital
Contributions                                       (1,003)        1,003
                                                -----------   -----------
     Net Cash Provided by (Used in)                  6,761         2,011
Investing Activities                            -----------   -----------

Increase (Decrease) in Cash and Cash
Equivalents                                          1,940           155
Cash and Cash Equivalents at Beginning of
Year                                               180,104       161,813
                                                -----------   -----------
Cash and Cash Equivalents at End of Year       $   182,044   $   161,968
                                                ===========   ===========


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED JUNE 30,
                                (Unaudited)
SERIES 10                                        1998           1997
--------                                         ----           ----
Cash Flows from Operating Activities:
  Net Loss                                      $  (62,486)  $   (42,651)
  Adjustments to Reconcile Net Loss to Net
Cash Provided by (Used in) Operating
Activities:
   Amortization                                      1,406         1,460
   Accreted Interest Income on Investments
in Securities                                       (3,834)       (3,885)
   Equity in Losses of Project Partnerships         56,143        37,779
Changes in Operating Assets and
Liabilities:
    Increase in Payable to General Partners          5,753         6,916
                                                -----------   -----------
     Net Cash Used in Operating Activities          (3,018)         (381)
                                                -----------   -----------
Cash Flows from Investing Activities:
  Investments in Project Partnerships                    0             0
  Increase in Receivable from Other Series          (1,003)            0
  (Increase) Decrease in Receivable from
Project Partnerships                                 1,003        (1,003)
  Acquisition Fees and Expenses                          0             0
  Distributions Received from Project
Partnerships                                         6,545         2,383
  Increase (Decrease) in Payable -
    Other Series                                     2,208             0
    Project Partnerships - Capital
Contributions                                       (2,208)        2,208
                                                -----------   -----------
     Net Cash Provided by (Used in)
Investing Activities                                 6,545         3,588
                                                -----------   -----------
Increase (Decrease) in Cash and Cash
Equivalents                                          3,527         3,207
Cash and Cash Equivalents at Beginning of
Year                                               202,435       199,743
                                                -----------   -----------
Cash and Cash Equivalents at End of Year       $   205,962   $   202,950
                                                ===========   ===========


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED JUNE 30,
                                (Unaudited)
SERIES 11                                        1998           1997
--------                                         ----           ----
Cash Flows from Operating Activities:
  Net Loss                                      $  (63,905)  $   (49,526)
  Adjustments to Reconcile Net Loss to Net
Cash Provided by (Used in) Operating
Activities:
   Amortization                                      2,074         1,797
   Accreted Interest Income on Investments
in Securities                                       (4,406)       (4,466)
   Equity in Losses of Project Partnerships         59,742        46,367
Changes in Operating Assets and
Liabilities:
    Increase in Payable to General Partners          4,762         5,209
                                                -----------   -----------
     Net Cash Used in Operating Activities          (1,733)         (619)
                                                -----------   -----------
Cash Flows from Investing Activities:
  Investments in Project Partnerships                    0             0
  (Increase) Decrease in Receivable from
Project Partnerships                                     0             0
  Acquisition Fees and Expenses                          0             0
  Distributions Received from Project
Partnerships                                         2,182         3,682
  Increase (Decrease) in Payable to Project
Partnerships - Capital Contributions                     0             0
                                                -----------   -----------
     Net Cash Provided by (Used in)
Investing Activities                                 2,182         3,682
                                                -----------   -----------
Increase (Decrease) in Cash and Cash
Equivalents                                            449         3,063
Cash and Cash Equivalents at Beginning of
Year                                               208,198       169,385
                                                -----------   -----------
Cash and Cash Equivalents at End of Year       $   208,647   $   172,448
                                                ===========   ===========


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED JUNE 30,
                                (Unaudited)
TOTAL SERIES 7 - 11                              1998           1997
-------------------                              ----           ----
Cash Flows from Operating Activities:
  Net Loss                                     $  (799,385)  $  (744,440)
  Adjustments to Reconcile Net Loss to Net
Cash Provided by (Used in) Operating
Activities:
   Amortization                                     13,266        12,486
   Accreted Interest Income on Investments
in Securities                                      (27,092)      (27,685)
   Equity in Losses of Project Partnership         733,778       688,200
Changes in Operating Assets and
Liabilities:
    Increase in Payable to General Partners         55,632        63,841
                                                -----------   -----------
     Net Cash Used in Operating Activities         (23,801)       (7,598)
                                                -----------   -----------
Cash Flows from Investing Activities:
  Investments in Project Partnerships                    0             0
  Increase in Receivable from Other Series          (3,211)            0
  (Increase) Decrease in Receivable from
Project Partnerships                                 3,211        (3,211)
  Acquisition Fees and Expenses                          0             0
  Distributions Received from Project
Partnerships                                        37,380        26,039
  Increase (Decrease) in Payable -
    Other Series                                     3,211             0
    Project Partnerships - Capital
Contributions                                       (3,211)        3,211
                                                -----------   -----------
     Net Cash Provided by (Used in)
Investing Activities                                37,380        26,039
                                                -----------   -----------
Increase (Decrease) in Cash and Cash
Equivalents                                         13,579        18,441
Cash and Cash Equivalents at Beginning of
Year                                             1,287,570     1,194,959
                                                -----------   -----------
Cash and Cash Equivalents at End of Year       $ 1,301,149   $ 1,213,400
                                                ===========   ===========


              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                       NOTES TO FINANCIAL STATEMENTS

                               JUNE 30, 1998

NOTE 1 - ORGANIZATION:

   Gateway Tax Credit Fund III Ltd. ("Gateway"), a Florida Limited Partnership, was formed October 17, 1991 under the laws of Florida. Gateway offered its limited partnership interests in Series. The first Series for Gateway is Series 7. Operations commenced on July 16, 1992 for Series 7, January 4, 1993 for Series 8, September 30, 1993 for Series 9, January 21, 1994 for Series 10 and April 29, 1994 for Series 11. Each Series invests, as a limited partner, in other limited partnerships ("Project Partnerships"), each of which owns and operates apartment complexes eligible for Low-Income Housing Tax Credits ("Tax Credits"), provided for in Section 42 of the Internal Revenue Code of 1986. Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the Limited Partnership Agreement. As of June 30, 1998, Gateway had received capital contributions of $1,000 from the General Partners and $36,799,000 from the investor Limited Partners.

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

   Amortization is calculated on a straight line basis over 35 years, as this is the average estimated useful life of the underlying assets. The amortization is shown as amortization expense on the Statements of Operations.

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

Basis of Preparation

  The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-K for the year ended March 31, 1998. In the opinion of management these financial statements include adjustments, consisting only of normal recurring adjustments, necessary to fairly summarize the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.


NOTE 3 - INVESTMENT IN SECURITIES:

  The June 30, 1998 Balance Sheet includes Investment in Securities consisting of U.S. Treasury Security Strips which represents their cost, plus accreted interest income of $149,831 for Series 7, $126,331 for Series 8, $68,889 for Series 9, $58,111 for Series 10 and $63,772 for Series 11.

                                                          Gross Unrealized
                   Estimated Market       Cost Plus          Gains and
                         Value        Accreted Interest       (Losses)
                   -----------------  -----------------   ----------------
Series 2                  $  496,985         $  459,617           $  37,368
Series 3                     461,691            434,800              26,891
Series 4                     299,782            291,185               8,597
Series 5                     231,082            233,224             (2,142)
Series 6                     277,211            248,968              28,243

  As of June 30, 1998, the cost and accreted interest of debt securities by contractual maturities is as follows:

                                  Series 7       Series 8       Series 9
                                  --------       --------       --------
Due with 1 year                    $   48,382     $   43,573     $   28,159
After 1 year through 5 years          190,655        177,749        110,873
After 5 years through 10 years        220,580        213,478        128,246
Over 10 years                               0              0         23,907
                                   ----------     ----------     ----------
  Total Amount Carried on
Balance Sheet                      $  459,617     $  434,800     $  291,185
                                   ==========     ==========     ==========


                                 Series 10      Series 11        Total
                                  --------       --------       --------
Due with 1 year                    $   23,207     $   22,155     $  165,476
After 1 year through 5 years           83,836         86,872        649,985
After 5 years through 10 years         91,490        102,743        756,537
Over 10 years                          34,691         37,198         95,796
                                   ----------     ----------     ----------
  Total Amount Carried on
Balance Sheet                      $  233,224     $  248,968     $1,667,794
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

  For the three months ended June 30 1998 and 1997 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

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

 Series 7            $ 22,108       $ 19,500
 Series 8              23,047         21,500
 Series 9              12,648         12,000
 Series 10              8,525          7,500
 Series 11              6,820          6,000
                     --------       --------
 Total               $ 73,148       $ 66,500
                     ========       ========

  General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an
accountable   basis.   This  expense  is  included  in  the  Statement   of
Operations.

 Series 7           $   3,282      $   3,318
 Series 8               3,618          3,659
 Series 9               2,020          2,042
 Series 10              1,262          1,276
 Series 11              1,010          1,021
                     --------       --------
 Total               $ 11,192       $ 11,316
                     ========       ========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of June 30, 1998, the Partnership had acquired an interest in 39 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes. The Partnership, as the Investor Limited Partner pursuant to the Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.

  The following is a summary of Investments in Project Partnerships as of:

SERIES 7                                        JUNE 30,       MARCH 31,
                                                  1998           1998
                                             --------------   -----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships       $ 7,732,089     $ 7,732,089

Cumulative equity in losses of Project
Partnerships (1)                                 (5,000,910)     (4,782,926)

Cumulative distributions received from
Project Partnerships                               (116,844)       (101,264)
                                                -----------     -----------
Investment in Project Partnerships before
adjustment                                        2,614,335       2,847,899


Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      793,335         793,335
 Accumulated amortization of acquisition
fees and expenses                                  (128,933)       (123,382)
                                               ------------    ------------

Investments in Project Partnerships             $ 3,278,737     $ 3,517,852
                                               ============    ============


(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $92,188 for the period ended June 30, 1998 and cumulative suspended losses of $82,376 for the year ended March 31, 1998 are not included.

   As of June 30, 1998, the Partnership had acquired an interest in 43 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes. The Partnership, as the Investor Limited Partner pursuant to the Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.

  The following is a summary of Investments in Project Partnerships as of:

SERIES 8                                        JUNE 30,       MARCH 31,
                                                  1998           1998
                                             --------------   -----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships       $ 7,586,105     $ 7,586,105

Cumulative equity in losses of Project
Partnerships (1)                                 (4,638,286)     (4,372,089)

Cumulative distributions received from
Project Partnerships                                (91,034)        (84,722)
                                                -----------     -----------
Investment in Project Partnerships before
adjustment                                        2,856,785       3,129,294


Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      549,773         549,773
 Accumulated amortization of acquisition
fees and expenses                                   (73,330)        (70,838)
                                               ------------    ------------

Investments in Project Partnerships             $ 3,333,228     $ 3,608,229
                                               ============    ============


(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $96,705 for the period ended June 30, 1998 and cumulative suspended losses of $79,383 for the year ended March 31, 1998 are not included.

   As of June 30, 1998, the Partnership had acquired an interest in 24 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes. The Partnership, as the Investor Limited Partner pursuant to the Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.

  The following is a summary of Investments in Project Partnerships as of:

SERIES 9                                        JUNE 30,       MARCH 31,
                                                  1998           1998
                                             --------------   -----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships       $ 4,914,116     $ 4,914,116

Cumulative equity in losses of Project
Partnerships (1)                                 (1,845,571)     (1,711,859)

Cumulative distributions received from
Project Partnerships                                (61,395)        (54,634)
                                                -----------      ----------
Investment in Project Partnerships before
adjustment                                        3,007,150       3,147,623

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      244,087         244,087
 Accumulated amortization of acquisition
fees and expenses                                   (30,076)        (28,333)
                                               ------------    ------------

Investments in Project Partnerships             $ 3,221,161     $ 3,363,377
                                               ============    ============


(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $0 for the period ended June 30, 1998 and cumulative suspended losses of $0 for the year ended March 31, 1998 are not included.

   As of June 30, 1998, the Partnership had acquired an interest in 15 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes. The Partnership, as the Investor Limited Partner pursuant to the Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.

  The following is a summary of Investments in Project Partnerships as of:

SERIES 10                                       JUNE 30,       MARCH 31,
                                                  1998           1998
                                             --------------   -----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships       $ 3,914,672     $ 3,914,672

Cumulative equity in losses of Project
Partnerships (1)                                   (731,445)       (675,302)

Cumulative distributions received from
Project Partnerships                                (65,899)        (59,354)
                                                -----------      ----------
Investment in Project Partnerships before
adjustment                                        3,117,328       3,180,016


Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      196,738         196,738
 Accumulated amortization of acquisition
fees and expenses                                   (25,491)        (24,085)
                                              -------------    ------------

Investments in Project Partnerships             $ 3,288,575     $ 3,352,669
                                              =============    ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $0 for the period ended June 30, 1998 and cumulative suspended losses of $0 for the year ended March 31, 1998 are not included.

   As of June 30, 1998, the Partnership had acquired an interest in 12 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes. The Partnership, as the Investor Limited Partner pursuant to the Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.

  The following is a summary of Investments in Project Partnerships as of:

SERIES 11                                       JUNE 30,       MARCH 31,
                                                  1998           1998
                                             --------------   -----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships       $ 4,128,042     $ 4,128,042

Cumulative equity in losses of Project
Partnerships (1)                                   (549,785)       (490,043)

Cumulative distributions received from
Project Partnerships                                (45,991)        (43,809)
                                                -----------     -----------
Investment in Project Partnerships before
adjustment                                        3,532,266       3,594,190

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      290,335         290,335
 Accumulated amortization of acquisition
fees and expenses                                   (24,868)        (22,794)
                                               ------------     -----------

Investments in Project Partnerships             $ 3,797,733     $ 3,861,731
                                              =============   =============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $0 for the period June 30, 1998 and cumulative suspended losses of $0 for the year ended March 31, 1998 are not included.

  The following is a summary of Investments in Project Partnerships as of:

TOTAL SERIES 7 - 11                             JUNE 30,       MARCH 31,
                                                  1998           1998
                                             --------------   -----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships       $28,275,024     $28,275,024

Cumulative equity in losses of Project
Partnerships (1)                                (12,765,997)    (12,032,219)

Cumulative distributions received from
Project Partnerships                               (381,163)       (343,783)
                                               ------------     -----------
Investment in Project Partnerships before
adjustment                                       15,127,864      15,899,022

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                    2,074,268       2,074,268
 Accumulated amortization of acquisition
fees and expenses                                  (282,698)       (269,432)
                                               ------------    ------------

Investments in Project Partnerships             $16,919,434     $17,703,858
                                               ============   =============

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31, of each year:
                                                  1998          1997
SERIES 7                                          ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                                $ 2,673,659   $ 2,382,026
  Investment properties, net                     37,570,324    39,061,797
  Other assets                                       61,947        97,380
                                               ------------  ------------
    Total assets                                $40,305,930   $41,541,203
                                               ============  ============
Liabilities and Partners' Equity:
  Current liabilities                           $   948,112   $ 1,115,422
  Long-term debt                                 36,850,924    36,950,678
                                               ------------  ------------
    Total liabilities                            37,799,036    38,066,100
                                               ------------  ------------
Partners' equity
  Limited Partner                                 2,497,459     3,461,558
  General Partners                                    9,435        13,545
                                                -----------   -----------
    Total Partners' equity                        2,506,894     3,475,103
                                                -----------   -----------
    Total liabilities and partners' equity      $40,305,930   $41,541,203
                                               ============  ============
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                         $ 1,064,821   $ 1,073,643
Expenses:                                      ------------  ------------
  Operating expenses                                615,770       619,352
  Interest expense                                  289,173       307,713
  Depreciation and amortization                     389,975       402,267
                                               ------------  ------------
    Total expenses                                1,294,918     1,329,332
                                               ------------  ------------
      Net loss                                  $  (230,097)  $  (255,689)
                                               ============  ============
Other partners' share of net loss               $    (2,301)  $    (2,557)
                                               ============  ============
Partnerships' share of net loss                 $  (227,796)  $  (253,132)
Suspended losses                                      9,812        10,619
                                               ------------  ------------
Equity in Losses of Project Partnerships        $  (217,984)  $  (242,513)
                                               ============  ============

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31, of each year:
                                                  1998          1997
SERIES 8                                          ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                                $ 2,250,729   $ 1,988,966
  Investment properties, net                     40,395,958    41,981,767
  Other assets                                       61,476        65,566
                                               ------------  ------------
    Total assets                                $42,708,163   $44,036,299
                                               ============  ============
Liabilities and Partners' Equity:
  Current liabilities                           $ 1,110,445   $ 1,246,574
  Long-term debt                                 38,898,362    38,998,505
                                               ------------  ------------
    Total liabilities                            40,008,807    40,245,079
                                               ------------  ------------
Partners' equity
  Limited Partner                                 2,815,407     3,843,554
  General Partners                                 (116,051)      (52,334)
                                                -----------   -----------
    Total Partners' equity                        2,699,356     3,791,220
                                                -----------   -----------
    Total liabilities and partners' equity      $42,708,163   $44,036,299
                                               ============  ============
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                         $ 1,026,624   $ 1,063,045
Expenses:                                      ------------  ------------
  Operating expenses                                627,548       682,122
  Interest expense                                  278,514       267,830
  Depreciation and amortization                     406,945       385,116
                                               ------------  ------------
    Total expenses                                1,313,007     1,335,068
                                               ------------  ------------
      Net loss                                  $  (286,383)  $  (272,023)
                                               ============  ============
Other partners' share of net loss               $    (2,864)  $    (2,720)
                                               ============  ============
Partnerships' share of net loss                 $  (283,519)  $  (269,303)
Suspended losses                                     17,322         3,760
                                               ------------  ------------
Equity in Losses of Project Partnerships        $  (266,197)  $  (265,543)

                                               ============  ============

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31, of each year:
                                                  1998          1997
SERIES 9                                          ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                                $ 1,440,168   $ 1,333,321
  Investment properties, net                     22,415,702    23,295,181
  Other assets                                       79,712       188,752
                                               ------------  ------------
    Total assets                                $23,935,582   $24,817,254
                                               ============  ============
Liabilities and Partners' Equity:
  Current liabilities                           $   414,327   $   677,625
  Long-term debt                                 20,587,632    20,645,207
                                               ------------  ------------
    Total liabilities                            21,001,959    21,322,832
                                               ------------  ------------
Partners' equity
  Limited Partner                                 3,003,272     3,521,357
  General Partners                                  (69,649)      (26,935)
                                                -----------   -----------
    Total Partners' equity                        2,933,623     3,494,422
                                                -----------   -----------
    Total liabilities and partners' equity      $23,935,582   $24,817,254
                                               ============  ============
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                         $   547,752   $   547,292
Expenses:                                      ------------  ------------
  Operating expenses                                299,498       281,862
  Interest expense                                  157,937       146,617
  Depreciation and amortization                     225,380       215,781
                                               ------------  ------------
    Total expenses                                  682,815       644,260
                                               ------------  ------------
      Net loss                                  $  (135,063)  $   (96,968)
                                               ============  ============
Other partners' share of net loss               $    (1,351)  $      (970)
                                               ============  ============
Partnerships' share of net loss                 $  (133,712)  $   (95,998)
Suspended losses                                          0             0
                                               ------------  ------------
Equity in Losses of Project Partnerships        $  (133,712)  $   (95,998)
                                               ============  ============

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31, of each year:
                                                  1998          1997
SERIES 10                                         ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                                $ 1,198,923   $ 1,028,221
  Investment properties, net                     15,579,141    16,079,503
  Other assets                                       23,490        20,402
                                               ------------  ------------
    Total assets                                $16,801,554   $17,128,126
                                               ============  ============
Liabilities and Partners' Equity:
  Current liabilities                           $   261,742   $   240,248
  Long-term debt                                 13,487,607    13,535,883
                                               ------------  ------------
    Total liabilities                            13,749,349    13,776,131
                                               ------------  ------------
Partners' equity
  Limited Partner                                 3,130,153     3,364,035
  General Partners                                  (77,948)      (12,040)
                                                -----------   -----------
    Total Partners' equity                        3,052,205     3,351,995
                                                -----------   -----------
    Total liabilities and partners' equity      $16,801,554   $17,128,126
                                               ============  ============
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                         $   346,480   $   345,176
Expenses:                                      ------------  ------------
  Operating expenses                                200,476       199,620
  Interest expense                                   75,173        60,860
  Depreciation and amortization                     127,541       122,857
                                               ------------  ------------
    Total expenses                                  403,190       383,337
                                               ------------  ------------
      Net loss                                  $   (56,710)  $   (38,161)
                                               ============  ============
Other partners' share of net loss               $      (567)  $      (382)
                                               ============  ============
Partnerships' share of net loss                 $   (56,143)  $   (37,779)
Suspended losses                                          0             0
                                               ------------  ------------
Equity in Losses of Project Partnerships        $   (56,143)  $   (37,779)
                                               ============  ============

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31, of each year:
                                                  1998          1997
SERIES 11                                         ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                                $   966,994   $   630,783
  Investment properties, net                     13,865,796    14,350,170
  Other assets                                       12,130        28,421
                                               ------------  ------------
    Total assets                                $14,844,920   $15,009,374
                                               ============  ============
Liabilities and Partners' Equity:
  Current liabilities                           $   404,208   $   194,137
  Long-term debt                                 10,825,000    10,918,640
                                               ------------  ------------
    Total liabilities                            11,229,208    11,112,777
                                               ------------  ------------
Partners' equity
  Limited Partner                                 3,543,933     3,759,019
  General Partners                                   71,779       137,578
                                                -----------   -----------
    Total Partners' equity                        3,615,712     3,896,597
                                                -----------   -----------
    Total liabilities and partners' equity      $14,844,920   $15,009,374
                                               ============  ============
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                         $   343,746   $   376,957
Expenses:                                      ------------  ------------
  Operating expenses                                173,898       179,721
  Interest expense                                  104,158       109,833
  Depreciation and amortization                     126,035       134,238
                                               ------------  ------------
    Total expenses                                  404,091       423,792
                                               ------------  ------------
      Net loss                                  $   (60,345)  $   (46,835)
                                               ============  ============
Other partners' share of net loss               $      (603)  $      (468)
                                               ============  ============
Partnerships' share of net loss                 $   (59,742)  $   (46,367)
Suspended losses                                          0             0
                                               ------------  ------------
Equity in Losses of Project Partnerships        $   (59,742)  $   (46,367)
                                               ============  ============

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31, of each year:
                                                1998            1997
TOTAL SERIES 7 - 11                             ----            ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                              $  8,530,473   $  7,363,317
  Investment properties, net                   129,826,921    134,768,418
  Other assets                                     238,755        400,521
                                              ------------   ------------
    Total assets                              $138,596,149   $142,532,256
                                              ============   ============
Liabilities and Partners' Equity:
  Current liabilities                         $  3,138,834   $  3,474,006
  Long-term debt                               120,649,525    121,048,913
                                              ------------   ------------
    Total liabilities                          123,788,359    124,522,919
                                              ------------   ------------
Partners' equity
  Limited Partner                               14,990,224     17,949,523
  General Partners                               (182,434)         59,814
                                               -----------    -----------
    Total Partners' equity                      14,807,790     18,009,337
                                               -----------    -----------
    Total liabilities and partners' equity    $138,596,149   $142,532,256
                                              ============   ============
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                       $  3,329,423   $  3,406,113
Expenses:                                     ------------   ------------
  Operating expenses                             1,917,190      1,962,677
  Interest expense                                 904,955        892,853
  Depreciation and amortization                  1,275,876      1,260,259
                                              ------------   ------------
    Total expenses                               4,098,021      4,115,789
                                              ------------   ------------
      Net loss                                $   (768,598)  $   (709,676)
                                              ============   ============
Other partners' share of net loss             $     (7,686)  $     (7,097)
                                              ============   ============
Partnerships' share of net loss               $   (760,912)  $   (702,579)
Suspended losses                                    27,134         14,379
                                              ------------   ------------
Equity in Losses of Project Partnerships      $   (733,778)  $   (688,200)
                                              ============   ============

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, Liquidity and Capital Resources

   The  proceeds  from  Limited  Partner investors'  capital  contributions
available  for  investment  are  used  to  acquire  interests  in   Project
Partnerships.

  As disclosed on the statement of operations for each Series, except as described below, interest income is comparable for the three months ended June 30, 1998 and June 30, 1997. The General and Administrative expenses - General Partner and General and Administrative expenses - Other for the three months ended June 30, 1998 are comparable to June 30, 1997. There were no unusual variations in the operating results between these two periods.

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

  Series 7 - Gateway closed this series on October 16, 1992 after receiving $10,395,000 from 635 Limited Partner investors. Equity in Losses of Project Partnerships were comparable for the three months ended June 30, 1998 and June 30, 1997. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

  At June 30, 1998, the Series had $294,245 of short-term investments (Cash and Cash Equivalents). It also had $459,617 in Zero Coupon Treasuries with annual maturities providing $50,000 in fiscal year 1999 increasing to $80,000 in fiscal year 2008. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $240,572 for the three months ended June 30, 1998. However, after adjusting for Equity in Losses of Project Partnerships of $217,984 and the changes in operating assets and liabilities, net cash used in operating activities was $7,441. Cash provided by investing activities totaled $15,580, consisting of cash distributions from the Project Partnerships.

  Series 8 - Gateway closed this Series on September 28, 1993 after receiving $9,980,000 from 664 Limited Partner investors. Equity in Losses of Project Partnerships were comparable for the three months ended June 30, 1998 and June 30, 1997. At June 30, 1998, the Series had $410,251 of short-term investments (Cash and Cash Equivalents). It also had $434,800 in Zero Coupon Treasuries with annual maturities providing $45,000 in fiscal year 1999 increasing to $82,000 in fiscal year 2008. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $286,785 for the three months ended June 30, 1998. However, after adjusting for Equity in Losses of Project Partnerships of $266,197 and the changes in operating assets and liabilities, net cash used in operating activities was $6,788. Cash provided by investing activities totaled $6,312, consisting primarily of cash distributions of $6,312 from the Project Partnerships. There were no unusual events or trends to describe.

 Series 9 - Gateway closed this Series on December 31, 1993 after receiving $6,254,000 from 406 Limited Partner investors. Equity in Losses of Project Partnerships increased from $95,998 for the three months ended June 30, 1997 to $133,712 for the three months ended June 30, 1998. At June 30, 1998, the Series had $182,044 of short-term investments (Cash and Cash Equivalents). It also had $291,185 in Zero Coupon Treasuries with annual maturities providing $29,000 in fiscal year 1999 increasing to $47,000 in fiscal year 2009. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $145,637 for the three months ended June 30, 1998. However, after adjusting for Equity in Losses of Project Partnerships of $133,712 and the changes in operating assets and liabilities, net cash used in operating activities was $4,821. Cash provided by investing activities totaled $6,761, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

 Series 10 - Gateway closed this Series on January 21, 1994 after receiving $5,043,000 from 325 Limited Partner investors. Equity in Losses of Project Partnerships increased from $37,779 for the three months ended June 30,
1997 to $56,143 for the three months ended June 30, 1998. At June 30, 1998, the Series had $205,962 of short-term investments (Cash and Cash Equivalents). It also had $233,224 in Zero Coupon Treasuries with annual maturities providing $24,000 in fiscal year 1999 increasing to $40,000 in fiscal year 2010. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $62,486 for the three months ended June 30, 1998. However, after adjusting for Equity in Losses of Project Partnerships of $56,143 and the changes in operating assets and liabilities, net cash used in operating activities was $3,018. Cash provided by investing activities totaled $6,545, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

  Series 11 - Gateway closed this Series on April 29, 1994 after receiving $5,127,000 from 330 Limited investors. Equity in losses of Project Partnerships increased from $46,367 for the three months ended June 30,
1997 to $59,742 for the three months ended June 30, 1998. At June 30, 1998, the Series had $208,647 of short-term investments (Cash and Cash Equivalents). It also had $248,968 in Zero Coupon Treasuries with annual maturities providing $23,000 in fiscal year 1999 increasing to $44,000 in fiscal year 2010. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $63,705 for the three months ended June 30, 1998. However, after adjusting for Equity in Losses of Project Partnerships of $59,742 and the changes in operating assets and liabilities, net cash used in operating activities was $1,733. Cash provided by investing activities totaled $2,182, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

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


                           GATEWAY TAX CREDIT FUND III LTD.
                           (A Florida Limited Partnership)
                           By:  Raymond James Tax Credit Funds,Inc.





Date:  August 21, 1998     By:/s/ Ronald M. Diner
                           Ronald M. Diner
                           President



Date:  August 21, 1998     By:/s/ Sandra L. Furey
                           Sandra L. Furey
                           Secretary and Treasurer