Form 10-Q
period 1998-09-30
GATEWAY TAX CREDIT FUND III LTD
filed 1998-11-13
CIK 881716

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

                                 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended             September 30, 1998

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

                      YES     X         NO

                                                 Number of Units
      Title of Each Class                      September 30, 1998
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
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

SERIES 7                                    SEPTEMBER 30,     MARCH 31,
                                                1998            1998
                                               -------         -------
                                             (Unaudited)      (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                     $   244,472     $   286,106
 Investments in Securities                          48,382          47,675
 Receivable from Project Partnerships                    0               0
                                               ------------    ------------
  Total Current Assets                         $   292,854     $   333,781

 Investments in Securities                         419,098         404,220
 Investments in Project Partnerships, Net        2,997,230       3,517,852
                                               -----------     -----------
    Total Assets                               $ 3,709,182     $ 4,255,853
                                               ===========     ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                   $    53,203     $    55,760
 Payable to Project Partnerships                         0               0
                                               -----------     -----------
  Total Current Liabilities                         53,203          55,760
                                               -----------     -----------
Long-Term Liabilities:
 Payable to General Partners                       227,556         226,886
                                               -----------     -----------
Partners' Equity:
Limited Partners (10,395 units for Series
7, 9,980 for Series 8, 6,254 for Series 9,
5,043 for Series 10 and 5,127 for Series
11 at September 30,1998 and March 31,1998)       3,485,417       4,024,753
General Partners                                   (56,994)        (51,546)
                                               -----------     -----------
  Total Partners' Equity                       $ 3,428,423     $ 3,973,207
                                               -----------     -----------
    Total Liabilities and Partners' Equity     $ 3,709,182     $ 4,255,853
                                               ===========     ===========



              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

SERIES 8                                     SEPTEMBER 30,    MARCH 31,
                                                 1998            1998
                                                -------        -------
                                              (Unaudited)     (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   362,703    $   410,727
 Investments in Securities                           43,573         42,967
 Receivable from Project Partnerships                     0              0
                                                ------------    ------------
  Total Current Assets                          $   406,276    $   453,694

 Investments in Securities                          398,271        384,906
 Investments in Project Partnerships, Net         3,063,013      3,608,229
                                                -----------    -----------
    Total Assets                                $ 3,867,560    $ 4,446,829
                                                ===========    ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                    $    44,094    $    46,515
 Payable to Project Partnerships                          0              0
                                                -----------    -----------
  Total Current Liabilities                          44,094         46,515
                                                -----------    -----------
Long-Term Liabilities:
 Payable to General Partners                        273,396        269,107
                                                -----------    -----------
Partners' Equity:
Limited Partners (10,395 units for Series
7, 9,980 for Series 8, 6,254 for Series 9,
5,043 for Series 10 and 5,127 for Series 11
at September 30,1998 and March 31,1998)           3,602,194      4,177,520
General Partners                                    (52,124)       (46,313)
                                                -----------    -----------
  Total Partners' Equity                        $ 3,550,070    $ 4,131,207
                                                -----------    -----------
    Total Liabilities and Partners' Equity      $ 3,867,560    $ 4,446,829
                                                ===========    ===========



              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

SERIES 9                                     SEPTEMBER 30,     MARCH 31,
                                                 1998            1998
                                                -------         -------
                                              (Unaudited)      (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   160,398    $   180,104
 Investments in Securities                           28,159         27,803
 Receivable from Project Partnerships                     0              0
                                                ------------    ------------
  Total Current Assets                          $   188,557    $   207,907

 Investments in Securities                          267,288        259,181
 Investments in Project Partnerships, Net         3,094,443      3,363,377
                                                -----------    -----------
    Total Assets                                $ 3,550,288    $ 3,830,465
                                                ===========    ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                    $    25,099    $    26,911
 Payable to Project Partnerships                          0              0
                                                -----------    -----------
  Total Current Liabilities                          25,099         26,911
                                                -----------    -----------
Long-Term Liabilities:
 Payable to General Partners                        159,462        151,733
                                                -----------    -----------
Partners' Equity:
Limited Partners (10,395 units for Series
7, 9,980 for Series 8, 6,254 for Series 9,
5,043 for Series 10 and 5,127 for Series 11
at September 30,1998 and March 31,1998)           3,386,907      3,670,140
General Partners                                    (21,180)       (18,319)
                                                -----------    -----------
  Total Partners' Equity                        $ 3,365,727    $ 3,651,821
                                                -----------    -----------
    Total Liabilities and Partners' Equity      $ 3,550,288    $ 3,830,465
                                                ===========    ===========



              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

SERIES 10                                    SEPTEMBER 30,     MARCH 31,
                                                 1998            1998
                                                -------         -------
                                              (Unaudited)      (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   177,017    $   202,435
 Investments in Securities                           23,207         22,865
 Receivable from Project Partnerships                     0              0
                                                 ------------   ------------
  Total Current Assets                          $   200,224    $   225,300

 Investments in Securities                          213,958        206,525
 Investments in Project Partnerships, Net         3,223,060      3,352,669
                                                -----------    -----------
    Total Assets                                $ 3,637,242    $ 3,784,494
                                                ===========    ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                    $    28,424    $    30,279
 Payable to Project Partnerships                          0              0
                                                -----------    -----------
  Total Current Liabilities                          28,424         30,279
                                                -----------    -----------
Long-Term Liabilities:
 Payable to General Partners                         35,178         45,106
                                                -----------    -----------
Partners' Equity:
Limited Partners (10,395 units for Series
7, 9,980 for Series 8, 6,254 for Series 9,
5,043 for Series 10 and 5,127 for Series 11
at September 30,1998 and March 31,1998)           3,582,084      3,716,198
General Partners                                     (8,444)        (7,089)
                                                -----------    -----------
  Total Partners' Equity                        $ 3,573,640    $ 3,709,109
                                                -----------    -----------
    Total Liabilities and Partners' Equity      $ 3,637,242    $ 3,784,494
                                                ===========    ===========



              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

SERIES 11                                    SEPTEMBER 30,     MARCH 31,
                                                 1998            1998
                                                -------         -------
                                              (Unaudited)      (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   183,678    $   208,198
 Investments in Securities                           22,155         21,794
 Receivable from Project Partnerships                     0              0
                                                 ------------   ------------
  Total Current Assets                          $   205,833    $   229,992

 Investments in Securities                          231,297        222,768
 Investments in Project Partnerships, Net         3,813,315      3,861,731
                                                -----------    -----------
    Total Assets                                $ 4,250,445    $ 4,314,491
                                                ===========    ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                    $    28,078    $    29,179
 Payable to Project Partnerships                          0              0
                                                -----------    -----------
  Total Current Liabilities                          28,078         29,179
                                                -----------    -----------
Long-Term Liabilities:
 Payable to General Partners                          7,355         17,499
                                                -----------    -----------
Partners' Equity:
Limited Partners (10,395 units for Series
7, 9,980 for Series 8, 6,254 for Series 9,
5,043 for Series 10 and 5,127 for Series 11
at September 30,1998 and March 31,1998)           4,218,853      4,271,126
General Partners                                     (3,841)        (3,313)
                                                -----------    -----------
  Total Partners' Equity                        $ 4,215,012    $ 4,267,813
                                                -----------    -----------
    Total Liabilities and Partners' Equity      $ 4,250,445    $ 4,314,491
                                                ===========    ===========



              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

TOTAL SERIES 7 - 11                          SEPTEMBER 30,     MARCH 31,
                                                 1998            1998
                                                -------         -------
                                              (Unaudited)      (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $ 1,128,268    $ 1,287,570
 Investments in Securities                          165,476        163,104
 Receivable from Project Partnerships                     0              0
                                                 ------------   ------------
  Total Current Assets                          $ 1,293,744    $ 1,450,674

 Investments in Securities                        1,529,912      1,477,600
 Investments in Project Partnerships, Net        16,191,061     17,703,858
                                                -----------    -----------
    Total Assets                                $19,014,717    $20,632,132
                                                ===========    ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                    $   178,898    $   188,644
 Payable to Project Partnerships                          0              0
                                                -----------    -----------
  Total Current Liabilities                         178,898        188,644
                                                -----------    -----------
Long-Term Liabilities:
 Payable to General Partners                        702,947        710,331
                                                -----------    -----------
Partners' Equity:
Limited Partners (10,395 units for Series
7, 9,980 for Series 8, 6,254 for Series 9,
5,043 for Series 10 and 5,127 for Series 11
at September 30,1998 and March 31,1998)          18,275,455     19,859,737
General Partners                                   (142,583)      (126,580)
                                                -----------    -----------
  Total Partners' Equity                        $18,132,872    $19,733,157
                                                -----------    -----------
    Total Liabilities and Partners' Equity      $19,014,717    $20,632,132
                                                ===========    ===========



              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                (Unaudited)

SERIES 7                                        1998            1997
                                                ----            ----
Revenues:
 Interest Income                               $    11,391    $    11,482
                                               -----------    -----------
Expenses:
 Asset Management Fee-General Partner               22,108         20,148
 General and Administrative:
  General Partner                                    4,734          4,154
  Other                                              8,693         11,926
 Amortization                                        5,551          5,743
                                               -----------    -----------
  Total Expenses                                    41,086         41,971
                                               -----------    -----------
Loss Before Equity in Losses
 of Project Partnerships                           (29,695)       (30,489)
Equity in Losses of Project
 Partnerships                                     (274,517)      (193,446)
                                                ----------     ----------
Net Loss                                       $  (304,212)   $  (223,935)
                                               ===========    ===========
Allocation of Net Loss:
 Limited Partners                              $  (301,170)   $  (221,696)
 General Partners                                   (3,042)        (2,239)
                                               -----------    -----------
                                               $  (304,212)   $  (223,935)
                                               ===========    ===========
Net Loss Per Number of Limited
Partnership Units                              $    (28.97)   $    (21.33)
                                              ============   ============
Number of Limited Partnership Units
Outstanding                                         10,395         10,395
                                              ============   ============




              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                (Unaudited)
SERIES 8                                        1998            1997
                                                ----            ----
Revenues:
 Interest Income                               $    11,954    $    11,697
                                               -----------    -----------
Expenses:
 Asset Management Fee-General Partner               23,047         22,214
 General and Administrative:
  General Partner                                    5,220          4,581
  Other                                              9,650         12,357
 Amortization                                        3,853          3,675
                                               -----------    -----------
  Total Expenses                                    41,770         42,827
                                               -----------    -----------
Loss Before Equity in Losses
 of Project Partnerships                           (29,816)       (31,130)
Equity in Losses of Project
 Partnerships                                     (264,536)      (324,149)
                                                ----------     ----------
Net Loss                                       $  (294,352)   $  (355,279)
                                               ===========    ===========
Allocation of Net Loss:
 Limited Partners                              $  (291,408)   $  (351,726)
 General Partners                                   (2,944)        (3,553)
                                               -----------    -----------
                                               $  (294,352)   $  (355,279)
                                               ===========    ===========
Net Loss Per Number of Limited
Partnership Units                              $    (29.20)   $    (35.24)
                                              ============   ============
Number of Limited Partnership Units
Outstanding                                          9,980          9,980
                                              ============   ============




              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                (Unaudited)

SERIES 9                                        1998            1997
                                                ----            ----
Revenues:
 Interest Income                                $     6,438   $     6,419
                                                -----------   -----------
Expenses:
 Asset Management Fee-General Partner                12,648        12,399
 General and Administrative:
  General Partner                                     2,913         2,557
  Other                                               5,219         6,669
 Amortization                                         1,743         1,779
                                                -----------   -----------
  Total Expenses                                     22,523        23,404
                                                -----------   -----------
Loss Before Equity in Losses
 of Project Partnerships                            (16,085)      (16,985)
Equity in Losses of Project
 Partnerships                                      (124,372)     (118,377)
                                                 ----------    ----------
Net Loss                                        $  (140,457)  $  (135,362)
                                                ===========   ===========
Allocation of Net Loss:
 Limited Partners                               $  (139,052)  $  (134,008)
 General Partners                                    (1,405)       (1,354)
                                                -----------   -----------
                                                $  (140,457)  $  (135,362)
                                                ===========   ===========
Net Loss Per Number of Limited
Partnership Units                               $    (22.23)  $    (21.43)
                                               ============  ============
Number of Limited Partnership Units
Outstanding                                           6,254         6,254
                                               ============  ============




              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                (Unaudited)
SERIES 10                                       1998            1997
                                                ----            ----
Revenues:
 Interest Income                               $     6,407    $     6,449
                                               -----------    -----------
Expenses:
 Asset Management Fee-General Partner                8,525          7,750
 General and Administrative:
  General Partner                                    1,821          1,599
  Other                                              3,529          4,198
 Amortization                                        1,406          1,460
                                               -----------    -----------
  Total Expenses                                    15,281         15,007
                                               -----------    -----------
Loss Before Equity in Losses
 of Project Partnerships                            (8,874)        (8,558)
Equity in Losses of Project
 Partnerships                                      (64,109)       (72,667)
                                                ----------     ----------
Net Loss                                       $   (72,983)   $   (81,225)
                                               ===========    ===========
Allocation of Net Loss:
 Limited Partners                              $   (72,253)   $   (80,413)
 General Partners                                     (730)          (812)
                                               -----------    -----------
                                               $   (72,983)   $   (81,225)
                                               ===========    ===========
Net Loss Per Number of Limited
Partnership Units                              $    (14.33)   $    (15.95)
                                              ============   ============
Number of Limited Partnership Units
Outstanding                                          5,043          5,043
                                              ============   ============




              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                (Unaudited)
SERIES 11                                       1998            1997
                                                ----            ----
Revenues:
 Interest Income                                $     6,990   $     6,689
                                                -----------   -----------
Expenses:
 Asset Management Fee-General Partner                 6,820         6,200
 General and Administrative:
  General Partner                                     1,456         1,279
  Other                                               3,192         3,875
 Amortization                                         2,074         1,797
                                                -----------   -----------
  Total Expenses                                     13,542        13,151
                                                -----------   -----------
Loss Before Equity in Losses
 of Project Partnerships                             (6,552)       (6,462)
Equity in Losses of Project
 Partnerships                                        17,656       (91,316)
                                                 ----------    ----------
Net Loss                                        $    11,104   $   (97,778)
                                                ===========   ===========
Allocation of Net Loss:
 Limited Partners                               $    10,993   $   (96,800)
 General Partners                                       111          (978)
                                                -----------   -----------
                                                $    11,104   $   (97,778)
                                                ===========   ===========
Net Loss Per Number of Limited
Partnership Units                               $      2.14   $    (18.88)
                                               ============  ============
Number of Limited Partnership Units
Outstanding                                           5,127         5,127
                                               ============  ============




              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                (Unaudited)

TOTAL SERIES 7 - 11                             1998            1997
                                                ----            ----
Revenues:
 Interest Income                                $    43,180   $    42,736
                                                -----------   -----------
Expenses:
 Asset Management Fee-General Partner                73,148        68,711
 General and Administrative:
  General Partner                                    16,144        14,170
  Other                                              30,283        39,025
 Amortization                                        14,627        14,454
                                                -----------   -----------
  Total Expenses                                    134,202       136,360
                                                -----------   -----------
Loss Before Equity in Losses
 of Project Partnerships                            (91,022)      (93,624)
Equity in Losses of Project
 Partnerships                                      (709,878)     (799,955)
                                                 ----------    ----------
Net Loss                                        $  (800,900)  $  (893,579)
                                                ===========   ===========
Allocation of Net Loss:
 Limited Partners                               $  (792,891)  $  (884,643)
 General Partners                                    (8,009)       (8,936)
                                                -----------   -----------
                                                $  (800,900)  $  (893,579)
                                                ===========   ===========




              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                (Unaudited)

SERIES 7                                        1998            1997
                                                ----            ----
Revenues:
 Interest Income                               $    22,571    $    22,645
                                               -----------    -----------
Expenses:
 Asset Management Fee-General Partner               44,216         39,648
 General and Administrative:
  General Partner                                    8,016          7,472
  Other                                             11,520         14,299
 Amortization                                       11,102         10,879
                                               -----------    -----------
  Total Expenses                                    74,854         72,298
                                               -----------    -----------
Loss Before Equity in Losses
 of Project Partnerships                           (52,283)       (49,653)
Equity in Losses of Project
 Partnerships                                     (492,501)      (435,959)
                                                ----------     ----------
Net Loss                                       $  (544,784)   $  (485,612)
                                               ===========    ===========
Allocation of Net Loss:
 Limited Partners                              $  (539,336)   $  (480,756)
 General Partners                                   (5,448)        (4,856)
                                               -----------    -----------
                                               $  (544,784)   $  (485,612)
                                               ===========    ===========
Net Loss Per Number of Limited
Partnership Units                              $    (51.88)   $    (46.25)
                                              ============   ============
Number of Limited Partnership Units
Outstanding                                         10,395         10,395
                                              ============   ============




              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                (Unaudited)
SERIES 8                                        1998            1997
                                                ----            ----
Revenues:
 Interest Income                               $    23,842    $    23,621
                                               -----------    -----------
Expenses:
 Asset Management Fee-General Partner               46,094         43,714
 General and Administrative:
  General Partner                                    8,838          8,240
  Other                                             12,969         14,951
 Amortization                                        6,345          5,989
                                               -----------    -----------
  Total Expenses                                    74,246         72,894
                                               -----------    -----------
Loss Before Equity in Losses
 of Project Partnerships                           (50,404)       (49,273)
Equity in Losses of Project
 Partnerships                                     (530,733)      (589,692)
                                                ----------     ----------
Net Loss                                       $  (581,137)   $  (638,965)
                                               ===========    ===========
Allocation of Net Loss:
 Limited Partners                              $  (575,326)   $  (632,575)
 General Partners                                   (5,811)        (6,390)
                                               -----------    -----------
                                               $  (581,137)   $  (638,965)
                                               ===========    ===========
Net Loss Per Number of Limited
Partnership Units                              $    (57.65)   $    (63.38)
                                              ============   ============
Number of Limited Partnership Units
Outstanding                                          9,980          9,980
                                              ============   ============




              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                (Unaudited)

SERIES 9                                        1998            1997
                                                ----            ----
Revenues:
 Interest Income                                $    12,826   $    12,725
                                                -----------   -----------
Expenses:
 Asset Management Fee-General Partner                25,296        24,399
 General and Administrative:
  General Partner                                     4,933         4,599
  Other                                               7,121         8,056
 Amortization                                         3,486         3,558
                                                -----------   -----------
  Total Expenses                                     40,836        40,612
                                                -----------   -----------
Loss Before Equity in Losses
 of Project Partnerships                            (28,010)      (27,887)
Equity in Losses of Project
 Partnerships                                      (258,084)     (214,375)
                                                 ----------    ----------
Net Loss                                        $  (286,094)  $  (242,262)
                                                ===========   ===========
Allocation of Net Loss:
 Limited Partners                               $  (283,233)  $  (239,839)
 General Partners                                    (2,861)       (2,423)
                                                -----------   -----------
                                                $  (286,094)  $  (242,262)
                                                ===========   ===========
Net Loss Per Number of Limited
Partnership Units                               $    (45.29)  $    (38.35)
                                               ============  ============
Number of Limited Partnership Units
Outstanding                                           6,254         6,254
                                               ============  ============




              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                (Unaudited)
SERIES 10                                       1998            1997
                                                ----            ----
Revenues:
 Interest Income                               $    12,702    $    12,776
                                               -----------    -----------
Expenses:
 Asset Management Fee-General Partner               17,050         15,250
 General and Administrative:
  General Partner                                    3,083          2,875
  Other                                              4,974          5,161
 Amortization                                        2,812          2,920
                                               -----------    -----------
  Total Expenses                                    27,919         26,206
                                               -----------    -----------
Loss Before Equity in Losses
 of Project Partnerships                           (15,217)       (13,430)
Equity in Losses of Project
 Partnerships                                     (120,252)      (110,446)
                                                ----------     ----------
Net Loss                                       $  (135,469)   $  (123,876)
                                               ===========    ===========
Allocation of Net Loss:
 Limited Partners                              $  (134,114)   $  (122,637)
 General Partners                                   (1,355)        (1,239)
                                               -----------    -----------
                                               $  (135,469)   $  (123,876)
                                               ===========    ===========
Net Loss Per Number of Limited
Partnership Units                              $    (26.59)   $    (24.32)
                                              ============   ============
Number of Limited Partnership Units
Outstanding                                          5,043          5,043
                                              ============   ============




              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                (Unaudited)
SERIES 11                                       1998            1997
                                                ----            ----
Revenues:
 Interest Income                                $    13,904   $    13,219
                                                -----------   -----------
Expenses:
 Asset Management Fee-General Partner                13,640        12,200
 General and Administrative:
  General Partner                                     2,466         2,300
  Other                                               4,365         4,746
 Amortization                                         4,148         3,594
                                                -----------   -----------
  Total Expenses                                     24,619        22,840
                                                -----------   -----------
Loss Before Equity in Losses
 of Project Partnerships                            (10,715)       (9,621)
Equity in Losses of Project
 Partnerships                                       (42,086)     (137,683)
                                                 ----------    ----------
Net Loss                                        $   (52,801)  $  (147,304)
                                                ===========   ===========
Allocation of Net Loss:
 Limited Partners                               $   (52,273)  $  (145,831)
 General Partners                                      (528)       (1,473)
                                                -----------   -----------
                                                $   (52,801)  $  (147,304)
                                                ===========   ===========
Net Loss Per Number of Limited
Partnership Units                              $     (10.20)  $    (28.44)
                                               ============  ============
Number of Limited Partnership Units
Outstanding                                           5,127         5,127
                                               ============  ============




              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                (Unaudited)

TOTAL SERIES 7 - 11                             1998            1997
                                                ----            ----
Revenues:
 Interest Income                                $    85,845   $    84,986
                                                -----------   -----------
Expenses:
 Asset Management Fee-General Partner               146,296       135,211
 General and Administrative:
  General Partner                                    27,336        25,486
  Other                                              40,949        47,213
 Amortization                                        27,893        26,940
                                                -----------   -----------
  Total Expenses                                    242,474       234,850
                                                -----------   -----------
Loss Before Equity in Losses
 of Project Partnerships                           (156,629)     (149,864)
Equity in Losses of Project
 Partnerships                                    (1,443,656)   (1,488,155)
                                                 ----------    ----------
Net Loss                                        $(1,600,285)  $(1,638,019)
                                                ===========   ===========
Allocation of Net Loss:
 Limited Partners                               $(1,584,282)  $(1,621,639)
 General Partners                                   (16,003)      (16,380)
                                                -----------   -----------
                                                $(1,600,285)  $(1,638,019)
                                                ===========   ===========




              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

           FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997:



                                Limited         General
SERIES 7                        Partners        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1997       $ 5,025,507    $   (41,437)     $ 4,984,070

Net Loss                           (480,756)        (4,856)        (485,612)
                                -----------     -----------     -----------

Balance at September 30,1997    $ 4,544,751    $   (46,293)     $ 4,498,458
                               ============    ============    ============


Balance at March 31, 1998       $ 4,024,753    $   (51,546)     $ 3,973,207

Net Loss                           (539,336)        (5,448)        (544,784)
                                -----------     -----------     -----------

Balance at September 30,1998    $ 3,485,417    $   (56,994)     $ 3,428,423
                               ============    ============    ============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

           FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997:



                                Limited         General
SERIES 8                        Partners        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1997       $ 5,227,849    $   (35,704)     $ 5,192,145

Net Loss                           (632,575)        (6,390)        (638,965)
                                -----------     -----------     -----------

Balance at September 30,1997    $ 4,595,274    $   (42,094)     $ 4,553,180
                               ============    ============    ============


Balance at March 31, 1998       $ 4,177,520    $   (46,313)     $ 4,131,207

Net Loss                           (575,326)        (5,811)        (581,137)
                                -----------     -----------     -----------

Balance at September 30,1998    $ 3,602,194    $   (52,124)     $ 3,550,070
                               ============    ============    ============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

           FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997:



                                Limited         General
SERIES 9                        Partners        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1997       $ 4,177,521    $   (13,194)     $ 4,164,327

Net Loss                           (239,839)        (2,423)        (242,262)
                                -----------     -----------     -----------

Balance at September 30,1997    $ 3,937,682    $   (15,617)     $ 3,922,065
                               ============    ============    ============


Balance at March 31, 1998       $ 3,670,140    $   (18,319)     $ 3,651,821

Net Loss                           (283,233)        (2,861)        (286,094)
                                -----------     -----------     -----------

Balance at September 30,1998    $ 3,386,907    $   (21,180)     $ 3,365,727
                               ============    ============    ============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

           FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997:



                                Limited         General
SERIES 10                       Partners        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1997       $ 3,938,729    $    (4,841)     $ 3,933,888

Net Loss                           (122,637)        (1,239)        (123,876)
                                -----------     -----------     -----------

Balance at September 30,1997    $ 3,816,092    $    (6,080)     $ 3,810,012
                               ============    ============    ============


Balance at March 31, 1998       $ 3,716,198    $    (7,089)     $ 3,709,109

Net Loss                           (134,114)        (1,355)        (135,469)
                                -----------     -----------     -----------

Balance at September 30,1998    $ 3,582,084    $    (8,444)     $ 3,573,640
                               ============    ============    ============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

           FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997:



                                Limited         General
SERIES 11                       Partners        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1997       $ 4,452,477    $    (1,481)     $ 4,450,996

Net Loss                           (145,831)        (1,473)        (147,304)
                                -----------     -----------     -----------

Balance at September 30,1997    $ 4,306,646    $    (2,954)     $ 4,303,692
                               ============    ============    ============


Balance at March 31, 1998       $ 4,271,126    $    (3,313)     $ 4,267,813

Net Loss                            (52,273)          (528)         (52,801)
                                -----------     -----------     -----------

Balance at September 30,1998    $ 4,218,853    $    (3,841)     $ 4,215,012
                               ============    ============    ============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

           FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997:



                                Limited         General
TOTAL SERIES 7 - 11             Partners        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1997       $22,822,083    $   (96,657)     $22,725,426

Net Loss                         (1,621,638)       (16,381)      (1,638,019)
                                -----------     -----------     -----------

Balance at September 30,1997    $21,200,445    $  (113,038)     $21,087,407
                               ============    ============    ============


Balance at March 31, 1998       $19,859,737    $  (126,580)     $19,733,157

Net Loss                         (1,584,282)       (16,003)      (1,600,285)
                                -----------     -----------     -----------

Balance at September 30,1998    $18,275,455    $  (142,583)     $18,132,872
                               ============    ============    ============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                (Unaudited)

SERIES 7                                         1998           1997
--------                                         ----           ----
Cash Flows from Operating Activities:
  Net Loss                                      $  (544,784)  $  (485,612)
  Adjustments to Reconcile Net Loss to Net
  Cash Provided by (Used in) Operating
  Activities:
   Amortization                                      11,102        10,879
   Accreted Interest Income on Investments
   in Securities                                    (15,586)      (16,020)
   Equity in Losses of Project Partnerships         492,501       435,959
   Changes in Operating Assets and
   Liabilities:
    Increase in Payable to General Partners          (1,886)       (4,456)
                                                -----------   -----------
     Net Cash Used in Operating Activities          (58,653)      (59,250)
                                                -----------   -----------
Cash Flows from Investing Activities:
  Increase in Receivable from Other Series                0             0
  (Increase) Decrease in Receivable from
  Project Partnerships                                    0             0
  Acquisition Fees and Expenses                           0             0
  Distributions Received from Project
  Partnerships                                       17,019        18,280
  Increase (Decrease) in Payable to Project
  Partnerships - Capital Contributions                    0             0
                                                -----------   -----------
     Net Cash Provided by (Used in)
     Investing Activities                            17,019        18,280
                                                -----------   -----------
Increase (Decrease) in Cash and Cash
Equivalents                                         (41,634)      (40,970)
Cash and Cash Equivalents at Beginning of
Year                                                286,106       267,980
                                                -----------   -----------
Cash and Cash Equivalents at End of Year        $   244,472   $   227,010
                                                ===========   ===========



              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                (Unaudited)
SERIES 8                                         1998           1997
--------                                         ----           ----
Cash Flows from Operating Activities:
  Net Loss                                      $  (581,137)  $  (638,965)
  Adjustments to Reconcile Net Loss to Net
  Cash Provided by (Used in) Operating
  Activities:
   Amortization                                       6,345         5,989
   Accreted Interest Income on Investments
   in Securities                                    (13,971)      (14,394)
   Equity in Losses of Project Partnership          530,733       589,692
   Changes in Operating Assets and
   Liabilities:
    Increase in Payable to General Partners           1,868         3,369
                                                -----------   -----------
     Net Cash Used in Operating Activities          (56,162)      (54,309)
                                                -----------   -----------
Cash Flows from Investing Activities:
  Increase in Receivable from Other Series                0             0
  (Increase) Decrease in Receivable from
  Project Partnerships                                    0           453
  Acquisition Fees and Expenses                           0             0
  Distributions Received from Project
  Partnerships                                        8,138        13,241
  Increase (Decrease) in Payable to Project
  Partnerships - Capital Contributions                    0             0
                                                -----------   -----------
     Net Cash Provided by (Used in)
     Investing Activities                             8,138        13,694
                                                -----------   -----------
Increase (Decrease) in Cash and Cash
Equivalents                                         (48,024)      (40,615)
Cash and Cash Equivalents at Beginning of
Year                                                410,727       396,038
                                                -----------   -----------
Cash and Cash Equivalents at End of Year        $   362,703   $   355,423
                                                ===========   ===========




              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                (Unaudited)
SERIES 9                                         1998           1997
--------                                         ----           ----
Cash Flows from Operating Activities:
  Net Loss                                      $  (286,094)  $  (242,262)
  Adjustments to Reconcile Net Loss to Net
  Cash Provided by (Used in) Operating
  Activities:
   Amortization                                       3,486         3,558
   Accreted Interest Income on Investments
   in Securities                                     (8,463)       (8,783)
   Equity in Losses of Project Partnerships         258,084       214,375
   Changes in Operating Assets and
   Liabilities:
    Increase in Payable to General Partners           5,917         5,908
                                                -----------   -----------
     Net Cash Used in Operating Activities          (27,070)      (27,204)
                                                -----------   -----------
Cash Flows from Investing Activities:
  Increase in Receivable from Other Series           (2,208)            0
  (Increase) Decrease in Receivable from
  Project Partnerships                                2,208             0
  Acquisition Fees and Expenses                           0             0
  Distributions Received from Project
  Partnerships                                        7,364         7,173
  Increase (Decrease) in Payable -
    Other Series                                      1,003             0
    Project Partnerships - Capital
    Contributions                                    (1,003)            0
                                                -----------   -----------
     Net Cash Provided by (Used in)
     Investing Activities                             7,364         7,173
                                                -----------   -----------
Increase (Decrease) in Cash and Cash
Equivalents                                         (19,706)      (20,031)
Cash and Cash Equivalents at Beginning of
Year                                                180,104       161,813
                                                -----------   -----------
Cash and Cash Equivalents at End of Year        $   160,398   $   141,782
                                                ===========   ===========



              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                (Unaudited)
SERIES 10                                        1998           1997
--------                                         ----           ----
Cash Flows from Operating Activities:
  Net Loss                                      $  (135,469)  $  (123,876)
  Adjustments to Reconcile Net Loss to Net
  Cash Provided by (Used in) Operating
  Activities:
   Amortization                                       2,812         2,920
   Accreted Interest Income on Investments
   in Securities                                     (7,775)       (7,878)
   Equity in Losses of Project Partnerships         120,252       110,446
   Changes in Operating Assets and
   Liabilities:
    Increase in Payable to General Partners         (11,783)      (11,623)
                                                -----------   -----------
     Net Cash Used in Operating Activities          (31,963)      (30,011)
                                                -----------   -----------
Cash Flows from Investing Activities:
  Increase in Receivable from Other Series           (1,003)            0
  (Increase) Decrease in Receivable from
  Project Partnerships                                1,003             0
  Acquisition Fees and Expenses                           0             0
  Distributions Received from Project
  Partnerships                                        6,545         3,805
  Increase (Decrease) in Payable -
    Other Series                                      2,208             0
    Project Partnerships - Capital
    Contributions                                    (2,208)       (7,712)
                                                -----------   -----------
     Net Cash Provided by (Used in)
     Investing Activities                             6,545        (3,907)
                                                -----------   -----------
Increase (Decrease) in Cash and Cash
Equivalents                                         (25,418)      (33,918)
Cash and Cash Equivalents at Beginning of
Year                                                202,435       199,743
                                                -----------   -----------
Cash and Cash Equivalents at End of Year        $   177,017   $   165,825
                                                ===========   ===========





              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                (Unaudited)
SERIES 11                                        1998           1997
--------                                         ----           ----
Cash Flows from Operating Activities:
  Net Loss                                       $  (52,801)   $ (147,304)
  Adjustments to Reconcile Net Loss to Net
  Cash Provided by (Used in) Operating
  Activities:
   Amortization                                       4,148         3,594
   Accreted Interest Income on Investments
   in Securities                                     (8,891)       (9,063)
   Equity in Losses of Project Partnerships          42,086       137,683
   Changes in Operating Assets and
   Liabilities:
    Increase in Payable to General Partners         (11,244)       (6,612)
                                                 -----------   ----------
     Net Cash Used in Operating Activities          (26,702)      (21,702)
                                                -----------  ----------
Cash Flows from Investing Activities:
  Increase in Receivable from Other Series                0             0
  (Increase) Decrease in Receivable from
  Project Partnerships                                    0             0
  Acquisition Fees and Expenses                           0             0
  Distributions Received from Project
  Partnerships                                        2,182         4,669
  Increase (Decrease) in Payable to Project
  Partnerships - Capital Contributions                    0             0
                                                -----------   -----------
     Net Cash Provided by (Used in)
     Investing Activities                             2,182         4,669
                                                -----------   -----------
Increase (Decrease) in Cash and Cash
Equivalents                                         (24,520)      (17,033)
Cash and Cash Equivalents at Beginning of
 Year                                               208,198       169,385
                                                -----------    ----------
Cash and Cash Equivalents at End of Year        $   183,678   $   152,352
                                                ===========   ===========


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                (Unaudited)
TOTAL SERIES 7 - 11                              1998           1997
-------------------                              ----           ----
Cash Flows from Operating Activities:
  Net Loss                                      $(1,600,285)  $(1,638,019)
  Adjustments to Reconcile Net Loss to Net
  Cash Provided by (Used in) Operating
  Activities:
   Amortization                                      27,893        26,940
   Accreted Interest Income on Investments
   in Securities                                    (54,686)      (56,138)
   Equity in Losses of Project Partnerships       1,443,656     1,488,155
   Changes in Operating Assets and
   Liabilities:
    Increase in Payable to General Partners         (17,128)      (13,414)
                                                -----------   -----------
     Net Cash Used in Operating Activities         (200,550)     (192,476)
                                                -----------   -----------
Cash Flows from Investing Activities:
  Increase in Receivable from Other Series           (3,211)            0
  (Increase) Decrease in Receivable from
  Project Partnerships                                3,211           453
  Acquisition Fees and Expenses                           0             0
  Distributions Received from Project
  Partnerships                                       41,248        47,168
  Increase (Decrease) in Payable -
    Other Series                                      3,211             0
    Project Partnerships - Capital
    Contributions                                    (3,211)       (7,712)
                                                -----------   -----------
     Net Cash Provided by (Used in)
     Investing Activities                            41,248        39,909
                                                -----------   -----------
Increase (Decrease) in Cash and Cash
Equivalents                                        (159,302)     (152,567)
Cash and Cash Equivalents at Beginning of
Year                                              1,287,570     1,194,959
                                                -----------   -----------
Cash and Cash Equivalents at End of Year        $ 1,128,268   $ 1,042,392
                                                ===========   ===========



              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                       NOTES TO FINANCIAL STATEMENTS

                            SEPTEMBER 30, 1998

NOTE 1 - ORGANIZATION:

   Gateway Tax Credit Fund III Ltd. ("Gateway"), a Florida Limited Partnership, was formed October 17, 1991 under the laws of Florida. Gateway offered its limited partnership interests in Series. The first Series for Gateway is Series 7. Operations commenced on July 16, 1992 for Series 7, January 4, 1993 for Series 8, September 30, 1993 for Series 9, January 21, 1994 for Series 10 and April 29, 1994 for Series 11. Each Series invests, as a limited partner, in other limited partnerships ("Project Partnerships"), each of which owns and operates apartment complexes eligible for Low-Income Housing Tax Credits ("Tax Credits"), provided for in Section 42 of the Internal Revenue Code of 1986. Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the Limited Partnership Agreement. As of September 30, 1998, Gateway had received capital contributions of $1,000 from the General Partners and $36,799,000 from the investor Limited Partners.

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

Basis of Preparation

  The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-K for the year ended March 31, 1998. In the opinion of management, these financial statements include adjustments, consisting only of normal recurring adjustments, necessary to fairly summarize the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.


NOTE 3 - INVESTMENT IN SECURITIES:

  The September 30, 1998 Balance Sheet includes Investment in Securities consisting of U.S. Treasury Security Strips which represents their cost, plus accreted interest income of $157,694 for Series 7, $133,373 for Series 8, $73,151 for Series 9, $62,052 for Series 10 and $68,256 for Series 11.

                                                          Gross Unrealized
                   Estimated Market       Cost Plus          Gains and
                         Value        Accreted Interest       (Losses)
                   -----------------  -----------------   ----------------
Series 7                  $  529,412         $  467,480           $  61,932
Series 8                     492,001            441,843              50,158
Series 9                     319,989            295,447              24,542
Series 10                    268,493            237,165              31,328
Series 11                    297,057            253,452              43,605

  As of September 30, 1998, the cost and accreted interest of debt securities by contractual maturities is as follows:

                                  Series 7       Series 8       Series 9
                                  --------       --------       --------
Due with 1 year                    $   49,107     $   44,188     $   28,519
After 1 year through 5 years          193,769        180,505        112,420
After 5 years through 10 years        224,604        217,150        130,218
Over 10 years                               0              0         24,290
                                   ----------     ----------     ----------
  Total Amount Carried on
Balance Sheet                      $  467,480     $  441,843     $  295,447
                                   ==========     ==========     ==========


                                 Series 10      Series 11        Total
                                  --------       --------       --------
Due with 1 year                    $   23,559     $   22,522     $  167,895
After 1 year through 5 years           85,191         88,383        660,268
After 5 years through 10 years         93,094        104,641        769,707
Over 10 years                          35,321         37,906         97,517
                                   ----------     ----------     ----------
  Total Amount Carried on
Balance Sheet                      $  237,165     $  253,452     $1,695,387
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

  For the six months ended September 30 1998 and 1997 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

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

                         1998           1997
                        -----          -----
 Series 7            $ 44,216       $ 39,648
 Series 8              46,094         43,714
 Series 9              25,296         24,399
 Series 10             17,050         15,250
 Series 11             13,640         12,200
                     --------       --------
 Total               $146,296       $135,211
                     ========       ========

  General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an
accountable   basis.   This  expense  is  included  in  the  Statement   of
Operations.

                         1998           1997
                        -----          -----
 Series 7           $   8,016      $   7,472
 Series 8               8,838          8,240
 Series 9               4,933          4,599
 Series 10              3,083          2,875
 Series 11              2,466          2,300
                     --------       --------
 Total               $ 27,336       $ 25,486
                     ========       ========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As  of  September  30,  1998, the Partnership had acquired  an  interest
(generally  99%)  in  133  Project  Partnerships  which  own  and   operate
government assisted multi-family housing complexes (Series 7-39, Series 8-43, Series 9-24, Series 10-15 and Series 11-12).

  The following is a summary of Investments in Project Partnerships as of:

SERIES 7                                     SEPTEMBER 30,     MARCH 31,
                                                  1998           1998
                                             --------------   -----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships       $ 7,732,089     $ 7,732,089

Cumulative equity in losses of Project
Partnerships (1)                                 (5,275,427)     (4,782,926)

Cumulative distributions received from
Project Partnerships                               (118,283)       (101,264)
                                                -----------     -----------
Investment in Project Partnerships before
adjustment                                        2,338,379       2,847,899


Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      793,335         793,335
 Accumulated amortization of acquisition
fees and expenses                                  (134,484)       (123,382)
                                               ------------    ------------

Investments in Project Partnerships             $ 2,997,230     $ 3,517,852
                                               ============    ============


(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $102,777 for the period ended September 30, 1998 and $82,376 for the year ended March 31, 1998 are not included.

   As  of  September  30,  1998, the Partnership had acquired  an  interest
(generally 99%) in 133 Project Partnerships which own and operate government assisted multi-family housing complexes (Series 7-39, Series 8-43, Series 9-24, Series 10-15 and Series 11-12).

  The following is a summary of Investments in Project Partnerships as of:

SERIES 8                                     SEPTEMBER 30,     MARCH 31,
                                                  1998           1998
                                             --------------   -----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships       $ 7,586,105     $ 7,586,105

Cumulative equity in losses of Project
Partnerships (1)                                 (4,902,822)     (4,372,089)

Cumulative distributions received from
Project Partnerships                                (92,860)        (84,722)
                                                -----------     -----------
Investment in Project Partnerships before
adjustment                                        2,590,423       3,129,294


Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      549,773         549,773
 Accumulated amortization of acquisition
fees and expenses                                   (77,183)        (70,838)
                                               ------------    ------------

Investments in Project Partnerships             $ 3,063,013     $ 3,608,229
                                               ============    ============


(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $108,921 for the period ended September 30, 1998 and $79,383 for the year ended March 31, 1998 are not included.

   As  of  September  30,  1998, the Partnership had acquired  an  interest
(generally 99%) in 133 Project Partnerships which own and operate government assisted multi-family housing complexes (Series 7-39, Series 8-43, Series 9-24, Series 10-15 and Series 11-12).

  The following is a summary of Investments in Project Partnerships as of:

SERIES 9                                     SEPTEMBER 30,     MARCH 31,
                                                  1998           1998
                                             --------------   -----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships       $ 4,914,116     $ 4,914,116

Cumulative equity in losses of Project
Partnerships                                     (1,969,943)     (1,711,859)

Cumulative distributions received from
Project Partnerships                                (61,998)        (54,634)
                                                -----------      ----------
Investment in Project Partnerships before
adjustment                                        2,882,175       3,147,623

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      244,087         244,087
 Accumulated amortization of acquisition
fees and expenses                                   (31,819)        (28,333)
                                               ------------    ------------

Investments in Project Partnerships             $ 3,094,443     $ 3,363,377
                                               ============    ============

   As  of  September  30,  1998, the Partnership had acquired  an  interest
(generally 99%) in 133 Project Partnerships which own and operate government assisted multi-family housing complexes (Series 7-39, Series 8-43, Series 9-24, Series 10-15 and Series 11-12).

  The following is a summary of Investments in Project Partnerships as of:

SERIES 10                                    SEPTEMBER 30,     MARCH 31,
                                                  1998           1998
                                             --------------   -----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships       $ 3,914,672     $ 3,914,672

Cumulative equity in losses of Project
Partnerships                                       (795,554)       (675,302)

Cumulative distributions received from
Project Partnerships                                (65,899)        (59,354)
                                                -----------      ----------
Investment in Project Partnerships before
adjustment                                        3,053,219       3,180,016


Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      196,738         196,738
 Accumulated amortization of acquisition
fees and expenses                                   (26,897)        (24,085)
                                              -------------    ------------

Investments in Project Partnerships             $ 3,223,060     $ 3,352,669
                                              =============    ============

   As  of  September  30,  1998, the Partnership had acquired  an  interest
(generally 99%) in 133 Project Partnerships which own and operate government assisted multi-family housing complexes (Series 7-39, Series 8-43, Series 9-24, Series 10-15 and Series 11-12).

  The following is a summary of Investments in Project Partnerships as of:

SERIES 11                                    SEPTEMBER 30,     MARCH 31,
                                                  1998           1998
                                             --------------   -----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships       $ 4,128,042     $ 4,128,042

Cumulative equity in losses of Project
Partnerships                                       (532,129)       (490,043)

Cumulative distributions received from
Project Partnerships                                (45,991)        (43,809)
                                                -----------     -----------
Investment in Project Partnerships before
adjustment                                        3,549,922       3,594,190

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      290,335         290,335
 Accumulated amortization of acquisition
fees and expenses                                   (26,942)        (22,794)
                                               ------------     -----------

Investments in Project Partnerships             $ 3,813,315     $ 3,861,731
                                              =============   =============

  The following is a summary of Investments in Project Partnerships as of:

TOTAL SERIES 7 - 11                          SEPTEMBER 30,     MARCH 31,
                                                  1998           1998
                                             --------------   -----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships       $28,275,024     $28,275,024

Cumulative equity in losses of Project
Partnerships (1)                                (13,475,875)    (12,032,219)

Cumulative distributions received from
Project Partnerships                               (385,031)       (343,783)
                                               ------------     -----------
Investment in Project Partnerships before
adjustment                                       14,414,118      15,899,022

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                    2,074,268       2,074,268
 Accumulated amortization of acquisition
fees and expenses                                  (297,325)       (269,432)
                                               ------------    ------------

Investments in Project Partnerships             $16,191,061     $17,703,858
                                               ============   =============

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30, of each year:
                                                  1998          1997
SERIES 7                                          ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                                $ 2,745,205   $ 2,553,915
  Investment properties, net                     37,221,049    38,684,533
  Other assets                                       61,340        90,231
                                               ------------  ------------
    Total assets                                $40,027,594   $41,328,679
                                               ============  ============
Liabilities and Partners' Equity:
  Current liabilities                           $   976,252   $ 1,134,296
  Long-term debt                                 36,837,474    36,935,137
                                               ------------  ------------
    Total liabilities                            37,813,726    38,069,433
                                               ------------  ------------
Partners' equity
  Limited Partner                                 2,209,833     3,254,344
  General Partners                                    4,035         4,902
                                                -----------   -----------
    Total Partners' equity                        2,213,868     3,259,246
                                                -----------   -----------
    Total liabilities and partners' equity      $40,027,594   $41,328,679
                                               ============  ============
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                         $ 2,092,878   $ 2,158,653
Expenses:                                      ------------  ------------
  Operating expenses                              1,298,459     1,197,337
  Interest expense                                  531,994       630,765
  Depreciation and amortization                     780,508       792,801
                                               ------------  ------------
    Total expenses                                2,610,961     2,620,903
                                               ------------  ------------
      Net loss                                  $  (518,083)  $  (462,250)
                                               ============  ============
Other partners' share of net loss               $    (5,181)  $    (4,623)
                                               ============  ============
Partnerships' share of net loss                 $  (512,902)  $  (457,627)
Suspended loss                                       20,401        21,668
                                               ------------  ------------
Equity in Losses of Project Partnerships        $  (492,501)  $  (435,959)
                                               ============  ============

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30, of each year:
                                                  1998          1997
SERIES 8                                          ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                                $ 2,396,895   $ 2,152,244
  Investment properties, net                     40,001,426    41,562,416
  Other assets                                       48,690        58,329
                                               ------------  ------------
    Total assets                                $42,447,011   $43,772,989
                                               ============  ============
Liabilities and Partners' Equity:
  Current liabilities                           $ 1,187,110   $ 1,280,837
  Long-term debt                                 38,850,768    39,029,977
                                               ------------  ------------
    Total liabilities                            40,037,878    40,310,814
                                               ------------  ------------
Partners' equity
  Limited Partner                                 2,533,962     3,517,799
  General Partners                                 (124,829)      (55,624)
                                                -----------   -----------
    Total Partners' equity                        2,409,133     3,462,175
                                                -----------   -----------
    Total liabilities and partners' equity      $42,447,011   $43,772,989
                                               ============  ============
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                         $ 2,008,626   $ 2,021,757
Expenses:                                      ------------  ------------
  Operating expenses                              1,270,406     1,255,152
  Interest expense                                  490,747       551,530
  Depreciation and amortization                     813,403       816,063
                                               ------------  ------------
    Total expenses                                2,574,556     2,622,745
                                               ------------  ------------
      Net loss                                  $  (565,930)  $  (600,988)
                                               ============  ============
Other partners' share of net loss               $    (5,659)  $    (6,010)
                                               ============  ============
Partnerships' share of net loss                 $  (560,271)  $  (594,978)
Suspended loss                                       29,538         5,286
                                               ------------  ------------
Equity in Losses of Project Partnerships        $  (530,733)  $  (589,692)
                                               ============  ============

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30, of each year:
                                                  1998          1997
SERIES 9                                          ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                                $ 1,479,412   $ 1,426,611
  Investment properties, net                     22,202,473    23,091,859
  Other assets                                       82,523         8,778
                                               ------------  ------------
    Total assets                                $23,764,408   $24,527,248
                                               ============  ============
Liabilities and Partners' Equity:
  Current liabilities                           $   392,488   $   508,592
  Long-term debt                                 20,576,103    20,645,826
                                               ------------  ------------
    Total liabilities                            20,968,591    21,154,418
                                               ------------  ------------
Partners' equity
  Limited Partner                                 2,875,492     3,401,970
  General Partners                                  (79,675)      (29,140)
                                                -----------   -----------
    Total Partners' equity                        2,795,817     3,372,830
                                                -----------   -----------
    Total liabilities and partners' equity      $23,764,408   $24,527,248
                                               ============  ============
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                         $ 1,063,142   $ 1,114,021
Expenses:                                      ------------  ------------
  Operating expenses                                624,728       577,980
  Interest expense                                  248,345       318,207
  Depreciation and amortization                     450,760       434,374
                                               ------------  ------------
    Total expenses                                1,323,833     1,330,561
                                               ------------  ------------
      Net loss                                  $  (260,691)  $  (216,540)
                                               ============  ============
Other partners' share of net loss               $    (2,607)  $    (2,165)
                                               ============  ============
Partnerships' share of net loss                 $  (258,084)  $  (214,375)
Suspended loss                                            0             0
                                               ------------  ------------
Equity in Losses of Project Partnerships        $  (258,084)  $  (214,375)
                                               ============  ============

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30, of each year:
                                                  1998          1997
SERIES 10                                         ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                                $ 1,217,315   $ 1,097,193
  Investment properties, net                     15,467,235    15,949,744
  Other assets                                       22,594        18,305
                                               ------------  ------------
    Total assets                                $16,707,144   $17,065,242
                                               ============  ============
Liabilities and Partners' Equity:
  Current liabilities                           $   240,542   $   263,890
  Long-term debt                                 13,486,584    13,538,658
                                               ------------  ------------
    Total liabilities                            13,727,126    13,802,548
                                               ------------  ------------
Partners' equity
  Limited Partner                                 3,062,329     3,286,943
  General Partners                                  (82,311)      (24,249)
                                                -----------   -----------
    Total Partners' equity                        2,980,018     3,262,694
                                                -----------   -----------
    Total liabilities and partners' equity      $16,707,144   $17,065,242
                                               ============  ============
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                         $   699,651   $   688,913
Expenses:                                      ------------  ------------
  Operating expenses                                423,532       398,430
  Interest expense                                  142,440       145,835
  Depreciation and amortization                     255,146       256,210
                                               ------------  ------------
    Total expenses                                  821,118       800,475
                                               ------------  ------------
      Net loss                                  $  (121,467)  $  (111,562)
                                               ============  ============
Other partners' share of net loss               $    (1,215)  $    (1,116)
                                               ============  ============
Partnerships' share of net loss                 $  (120,252)  $  (110,446)
Suspended loss                                            0             0
                                               ------------  ------------
Equity in Losses of Project Partnerships        $  (120,252)  $  (110,446)
                                               ============  ============

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30, of each year:
                                                  1998          1997
SERIES 11                                         ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                                $ 1,026,381   $   672,719
  Investment properties, net                     13,743,508    14,234,970
  Other assets                                       11,223        28,811
                                               ------------  ------------
    Total assets                                $14,781,112   $14,936,500
                                               ============  ============
Liabilities and Partners' Equity:
  Current liabilities                           $   345,386   $   231,985
  Long-term debt                                 10,802,181    10,919,656
                                               ------------  ------------
    Total liabilities                            11,147,567    11,151,641
                                               ------------  ------------
Partners' equity
  Limited Partner                                 3,561,589     3,666,203
  General Partners                                   71,956       118,656
                                                -----------   -----------
    Total Partners' equity                        3,633,545     3,784,859
                                                -----------   -----------
    Total liabilities and partners' equity      $14,781,112   $14,936,500
                                               ============  ============
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                         $   732,320   $   722,192
Expenses:                                      ------------  ------------
  Operating expenses                                365,963       350,042
  Interest expense                                  156,798       248,214
  Depreciation and amortization                     252,070       263,010
                                               ------------  ------------
    Total expenses                                  774,831       861,266
                                               ------------  ------------
      Net loss                                  $   (42,511)  $  (139,074)
                                               ============  ============
Other partners' share of net loss               $      (425)  $    (1,391)
                                               ============  ============
Partnerships' share of net loss                 $   (42,086)  $  (137,683)
Suspended loss                                            0             0
                                               ------------  ------------
Equity in Losses of Project Partnerships        $   (42,086)  $  (137,683)
                                               ============  ============

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30, of each year:
                                                1998            1997
TOTAL SERIES 7 - 11                             ----            ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                              $  8,865,208   $  7,902,682
  Investment properties, net                   128,635,691    133,523,522
  Other assets                                     226,370        204,454
                                              ------------   ------------
    Total assets                              $137,727,269   $141,630,658
                                              ============   ============
Liabilities and Partners' Equity:
  Current liabilities                         $  3,141,778   $  3,419,600
  Long-term debt                               120,553,110    121,069,254
                                              ------------   ------------
    Total liabilities                          123,694,888    124,488,854
                                              ------------   ------------
Partners' equity
  Limited Partner                               14,243,205     17,127,259
  General Partners                                (210,824)        14,545
                                               -----------    -----------
    Total Partners' equity                      14,032,381     17,141,804
                                               -----------    -----------
    Total liabilities and partners' equity    $137,727,269   $141,630,658
                                              ============   ============
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                       $  6,596,617   $  6,705,536
Expenses:                                     ------------   ------------
  Operating expenses                             3,983,088      3,778,941
  Interest expense                               1,570,324      1,894,551
  Depreciation and amortization                  2,551,887      2,562,458
                                              ------------   ------------
    Total expenses                               8,105,299      8,235,950
                                              ------------   ------------
      Net loss                                $ (1,508,682)  $ (1,530,414)
                                              ============   ============
Other partners' share of net loss             $    (15,087)  $    (15,305)
                                              ============   ============
Partnerships' share of net loss               $ (1,493,595)  $ (1,515,109)
Suspended losses                                    49,939         26,954
                                              ------------   ------------
Equity in Losses of Project Partnerships      $ (1,443,656)  $ (1,488,155)
                                              ============   ============

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, Liquidity and Capital Resources

   The  proceeds  from  Limited  Partner investors'  capital  contributions
available  for  investment  are  used  to  acquire  interests  in   Project
Partnerships.

  As disclosed on the statement of operations for each Series, except as described below, interest income is comparable for the six and three months ended September 30, 1998 and September 30, 1997. The General and Administrative expenses - General Partner and General and Administrative expenses - Other for the three and six months ended September 30, 1998 are comparable to September 30, 1997. There were no unusual variations in the operating results between these two periods.

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

  Series 7 - Gateway closed this series on October 16, 1992 after receiving $10,395,000 from 635 Limited Partner investors. Equity in Losses of Project Partnerships were comparable for the six months ended September 30, 1998 and September 30, 1997. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

  At September 30, 1998, the Series had $244,472 of short-term investments (Cash and Cash Equivalents). It also had $467,480 in Zero Coupon
Treasuries with annual maturities providing $50,000 in fiscal year 1999 increasing to $86,000 in fiscal year 2008. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $544,784 for the six months ended September 30, 1998. However, after adjusting for Equity in Losses of Project Partnerships of $492,501 and the changes in operating assets and liabilities, net cash used in operating activities was $58,653 as a result of paying Asset Management Fees of $41,000. Cash provided by investing activities totaled $17,019, consisting of cash distributions from the Project Partnerships.

  Series 8 - Gateway closed this Series on September 28, 1993 after receiving $9,980,000 from 664 Limited Partner investors. Equity in Losses of Project Partnerships were comparable for the six months ended September 30, 1998 and September 30, 1997. At September 30, 1998, the Series had $362,703 of short-term investments (Cash and Cash Equivalents). It also had $441,844 in Zero Coupon Treasuries with annual maturities providing $45,000 in fiscal year 1999 increasing to $82,000 in fiscal year 2008. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $581,137 for the six months ended September 30, 1998. However, after adjusting for Equity in Losses of Project Partnerships of $530,733 and the changes in operating assets and liabilities, net cash used in operating activities was $56,162 as a result of paying Asset Management Fees of $39,000. Cash provided by investing activities totaled $8,138, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

 Series 9 - Gateway closed this Series on December 31, 1993 after receiving $6,254,000 from 406 Limited Partner investors. Equity in Losses of Project Partnerships were comparable for the six months ended September 30, 1998 and September 30, 1997. At September 30, 1998, the Series had $160,398 of short-term investments (Cash and Cash Equivalents). It also had $295,447 in Zero Coupon Treasuries with annual maturities providing $29,000 in fiscal year 1999 increasing to $47,000 in fiscal year 2009. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $286,094 for the six months ended September 30, 1998. However, after adjusting for Equity in Losses of Project Partnerships of $258,084 and the changes in operating assets and liabilities, net cash used in operating activities was $27,070 as a result of paying Asset Management Fees of $16,000. Cash provided by investing activities totaled $7,364, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

 Series 10 - Gateway closed this Series on January 21, 1994 after receiving $5,043,000 from 325 Limited Partner investors. Equity in Losses of Project Partnerships were comparable for the six months ended September 30, 1998 and September 30, 1998. At September 30, 1998, the Series had $177,017 of short-term investments (Cash and Cash Equivalents). It also had $237,165 in Zero Coupon Treasuries with annual maturities providing $24,000 in fiscal year 1999 increasing to $40,000 in fiscal year 2010. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $135,469 for the six months ended September 30, 1998. However, after adjusting for Equity in Losses of Project Partnerships of $120,252 and the changes in operating assets and liabilities, net cash used in operating activities was $31,963 as a result of paying Asset Management Fees of $26,000. Cash provided by investing activities totaled $6,545, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

  Series 11 - Gateway closed this Series on April 29, 1994 after receiving $5,127,000 from 330 Limited investors. Equity in losses of Project Partnerships decreased from $137,683 for the six months ended September 30, 1997 to $42,086 for the six months ended September 30, 1998. At September 30, 1998, the Series had $183,678 of short-term investments (Cash and Cash Equivalents). It also had $253,452 in Zero Coupon Treasuries with annual maturities providing $23,000 in fiscal year 1999 increasing to $44,000 in fiscal year 2010. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $52,801 for the six months ended September 30, 1998. However, after adjusting for Equity in Losses of Project Partnerships of $42,086 and the changes in operating assets and liabilities, net cash used in operating activities was $26,702 as a result of paying Asset Management Fees of $23,000. Cash provided by investing activities totaled $2,182, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

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


                           GATEWAY TAX CREDIT FUND III LTD.
                           (A Florida Limited Partnership)
                           By:  Raymond James Tax Credit Funds,Inc.





Date:  November 13, 1998   By:/s/ Ronald M. Diner
                           Ronald M. Diner
                           President



Date:  November 13, 1998   By:/s/ Sandra L. Furey
                           Sandra L. Furey
                           Secretary and Treasurer