Form 10-Q
period 1998-12-31
GATEWAY TAX CREDIT FUND III LTD
filed 1999-02-10
CIK 881716

GTWY2

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

                                 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended              December 31, 1998

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

Registrant's Telephone Number, Including Area Code: (727)573-3800

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      YES     X         NO

                                                 Number of Units
      Title of Each Class                      December 31, 1998
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
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

SERIES 7                                    DECEMBER 31,      MARCH 31,
                                                1998            1998
                                               -------         -------
                                             (Unaudited)      (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                     $   242,996     $   286,106
 Investments in Securities                          49,844          47,675
 Receivable from Project Partnerships                    0               0
                                               ------------    ------------
  Total Current Assets                         $   292,840     $   333,781

 Investments in Securities                         425,635         404,220
 Investments in Project Partnerships, Net        2,775,287       3,517,852
                                               -----------     -----------
    Total Assets                               $ 3,493,762     $ 4,255,853
                                               ===========     ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                   $    52,018     $    55,760
 Payable to Project Partnerships                         0               0
                                               -----------     -----------
  Total Current Liabilities                         52,018          55,760
                                               -----------     -----------
Long-Term Liabilities:
 Payable to General Partners                       248,416         226,886
                                               -----------     -----------
Partners' Equity:
Limited Partners (10,395 units for Series
7, 9,980 for Series 8, 6,254 for Series 9,
5,043 for Series 10 and 5,127 for Series
11 at December 31,1998 and March 31,1998)        3,252,673       4,024,753
General Partners                                   (59,345)        (51,546)
                                               -----------     -----------
  Total Partners' Equity                       $ 3,193,328     $ 3,973,207
                                               -----------     -----------
    Total Liabilities and Partners' Equity     $ 3,493,762     $ 4,255,853
                                               ===========     ===========



              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

SERIES 8                                     DECEMBER 31,     MARCH 31,
                                                 1998            1998
                                                -------        -------
                                              (Unaudited)     (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   361,164    $   410,727
 Investments in Securities                           44,811         42,967
 Receivable from Project Partnerships                     0              0
                                                ------------    ------------
  Total Current Assets                          $   405,975    $   453,694

 Investments in Securities                          404,190        384,906
 Investments in Project Partnerships, Net         2,800,088      3,608,229
                                                -----------    -----------
    Total Assets                                $ 3,610,253    $ 4,446,829
                                                ===========    ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                    $    42,558    $    46,515
 Payable to Project Partnerships                          0              0
                                                -----------    -----------
  Total Current Liabilities                          42,558         46,515
                                                -----------    -----------
Long-Term Liabilities:
 Payable to General Partners                        295,064        269,107
                                                -----------    -----------
Partners' Equity:
Limited Partners (10,395 units for Series
7, 9,980 for Series 8, 6,254 for Series 9,
5,043 for Series 10 and 5,127 for Series 11
at December 31,1998 and March 31,1998)            3,327,530      4,177,520
General Partners                                    (54,899)       (46,313)
                                                -----------    -----------
  Total Partners' Equity                        $ 3,272,631    $ 4,131,207
                                                -----------    -----------
    Total Liabilities and Partners' Equity      $ 3,610,253    $ 4,446,829
                                                ===========    ===========



              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

SERIES 9                                     DECEMBER 31,      MARCH 31,
                                                 1998            1998
                                                -------         -------
                                              (Unaudited)      (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   161,270    $   180,104
 Investments in Securities                           28,884         27,803
 Receivable from Project Partnerships                     0              0
                                                ------------    ------------
  Total Current Assets                          $   190,154    $   207,907

 Investments in Securities                          270,888        259,181
 Investments in Project Partnerships, Net         2,919,488      3,363,377
                                                -----------    -----------
    Total Assets                                $ 3,380,530    $ 3,830,465
                                                ===========    ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                    $    24,487    $    26,911
 Payable to Project Partnerships                          0              0
                                                -----------    -----------
  Total Current Liabilities                          24,487         26,911
                                                -----------    -----------
Long-Term Liabilities:
 Payable to General Partners                        171,342        151,733
                                                -----------    -----------
Partners' Equity:
Limited Partners (10,395 units for Series
7, 9,980 for Series 8, 6,254 for Series 9,
5,043 for Series 10 and 5,127 for Series 11
at December 31,1998 and March 31,1998)            3,207,691      3,670,140
General Partners                                    (22,990)       (18,319)
                                                -----------    -----------
  Total Partners' Equity                        $ 3,184,701    $ 3,651,821
                                                -----------    -----------
    Total Liabilities and Partners' Equity      $ 3,380,530    $ 3,830,465
                                                ===========    ===========



              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

SERIES 10                                    DECEMBER 31,      MARCH 31,
                                                 1998            1998
                                                -------         -------
                                              (Unaudited)      (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   177,013    $   202,435
 Investments in Securities                           23,916         22,865
 Receivable from Project Partnerships                     0              0
                                                 ------------   ------------
  Total Current Assets                          $   200,929    $   225,300

 Investments in Securities                          217,257        206,525
 Investments in Project Partnerships, Net         3,065,010      3,352,669
                                                -----------    -----------
    Total Assets                                $ 3,483,196    $ 3,784,494
                                                ===========    ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                    $    28,034    $    30,279
 Payable to Project Partnerships                          0              0
                                                -----------    -----------
  Total Current Liabilities                          28,034         30,279
                                                -----------    -----------
Long-Term Liabilities:
 Payable to General Partners                         43,223         45,106
                                                -----------    -----------
Partners' Equity:
Limited Partners (10,395 units for Series
7, 9,980 for Series 8, 6,254 for Series 9,
5,043 for Series 10 and 5,127 for Series 11
at December 31,1998 and March 31,1998)            3,422,000      3,716,198
General Partners                                    (10,061)        (7,089)
                                                -----------    -----------
  Total Partners' Equity                        $ 3,411,939    $ 3,709,109
                                                -----------    -----------
    Total Liabilities and Partners' Equity      $ 3,483,196    $ 3,784,494
                                                ===========    ===========



              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

SERIES 11                                    DECEMBER 31,      MARCH 31,
                                                 1998            1998
                                                -------         -------
                                              (Unaudited)      (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   186,863    $   208,198
 Investments in Securities                           22,896         21,794
 Receivable from Project Partnerships                     0              0
                                                 ------------   ------------
  Total Current Assets                          $   209,759    $   229,992

 Investments in Securities                          235,122        222,768
 Investments in Project Partnerships, Net         3,773,987      3,861,731
                                                -----------    -----------
    Total Assets                                $ 4,218,868    $ 4,314,491
                                                ===========    ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                    $    27,863    $    29,179
 Payable to Project Partnerships                          0              0
                                                -----------    -----------
  Total Current Liabilities                          27,863         29,179
                                                -----------    -----------
Long-Term Liabilities:
 Payable to General Partners                         13,791         17,499
                                                -----------    -----------
Partners' Equity:
Limited Partners (10,395 units for Series
7, 9,980 for Series 8, 6,254 for Series 9,
5,043 for Series 10 and 5,127 for Series 11
at December 31,1998 and March 31,1998)            4,181,433      4,271,126
General Partners                                     (4,219)        (3,313)
                                                -----------    -----------
  Total Partners' Equity                        $ 4,177,214    $ 4,267,813
                                                -----------    -----------
    Total Liabilities and Partners' Equity      $ 4,218,868    $ 4,314,491
                                                ===========    ===========



              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

TOTAL SERIES 7 - 11                          DECEMBER 31,      MARCH 31,
                                                 1998            1998
                                                -------         -------
                                              (Unaudited)      (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $ 1,129,306    $ 1,287,570
 Investments in Securities                          170,351        163,104
 Receivable from Project Partnerships                     0              0
                                                 ------------   ------------
  Total Current Assets                          $ 1,299,657    $ 1,450,674

 Investments in Securities                        1,553,092      1,477,600
 Investments in Project Partnerships, Net        15,333,860     17,703,858
                                                -----------    -----------
    Total Assets                                $18,186,609    $20,632,132
                                                ===========    ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                    $   174,960    $   188,644
 Payable to Project Partnerships                          0              0
                                                -----------    -----------
  Total Current Liabilities                         174,960        188,644
                                                -----------    -----------
Long-Term Liabilities:
 Payable to General Partners                        771,836        710,331
                                                -----------    -----------
Partners' Equity:
Limited Partners (10,395 units for Series
7, 9,980 for Series 8, 6,254 for Series 9,
5,043 for Series 10 and 5,127 for Series 11
at December 31,1998 and March 31,1998)           17,391,326     19,859,737
General Partners                                   (151,513)      (126,580)
                                                -----------    -----------
  Total Partners' Equity                        $17,239,813    $19,733,157
                                                -----------    -----------
    Total Liabilities and Partners' Equity      $18,186,609    $20,632,132
                                                ===========    ===========



              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED DECEMBER 31,
                                (Unaudited)

SERIES 7                                        1998            1997
                                                ----            ----
Revenues:
 Interest Income                               $    10,900    $    11,190
                                               -----------    -----------
Expenses:
 Asset Management Fee-General Partner               22,108         20,148
 General and Administrative:
  General Partner                                    2,328          3,587
  Other                                              2,197          2,382
 Amortization                                        5,551          5,419
                                               -----------    -----------
  Total Expenses                                    32,184         31,536
                                               -----------    -----------
Loss Before Equity in Losses
 of Project Partnerships                           (21,284)       (20,346)
Equity in Losses of Project
 Partnerships                                     (213,811)      (215,527)
                                                ----------     ----------
Net Loss                                       $  (235,095)   $  (235,873)
                                               ===========    ===========
Allocation of Net Loss:
 Limited Partners                              $  (232,744)   $  (233,514)
 General Partners                                   (2,351)        (2,359)
                                               -----------    -----------
                                               $  (235,095)   $  (235,873)
                                               ===========    ===========
Net Loss Per Number of Limited
Partnership Units                              $    (22.39)   $    (22.46)
                                              ============   ============
Number of Limited Partnership Units
Outstanding                                         10,395         10,395
                                              ============   ============




              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED DECEMBER 31,
                                (Unaudited)
SERIES 8                                        1998            1997
                                                ----            ----
Revenues:
 Interest Income                               $    11,469    $    11,993
                                               -----------    -----------
Expenses:
 Asset Management Fee-General Partner               23,047         22,214
 General and Administrative:
  General Partner                                    2,567          3,952
  Other                                              2,311          2,325
 Amortization                                        3,853          3,675
                                               -----------    -----------
  Total Expenses                                    31,778         32,166
                                               -----------    -----------
Loss Before Equity in Losses
 of Project Partnerships                           (20,309)       (20,173)
Equity in Losses of Project
 Partnerships                                     (257,130)      (277,623)
                                                ----------     ----------
Net Loss                                       $  (277,439)   $  (297,796)
                                               ===========    ===========
Allocation of Net Loss:
 Limited Partners                              $  (274,665)   $  (294,818)
 General Partners                                   (2,774)        (2,978)
                                               -----------    -----------
                                               $  (277,439)   $  (297,796)
                                               ===========    ===========
Net Loss Per Number of Limited
Partnership Units                              $    (27.52)   $    (29.54)
                                              ============   ============
Number of Limited Partnership Units
Outstanding                                          9,980          9,980
                                              ============   ============




              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED DECEMBER 31,
                                (Unaudited)

SERIES 9                                        1998            1997
                                                ----            ----
Revenues:
 Interest Income                                $     6,235   $     6,356
                                                -----------   -----------
Expenses:
 Asset Management Fee-General Partner                12,648        12,398
 General and Administrative:
  General Partner                                     1,433         2,206
  Other                                               1,490         1,580
 Amortization                                         1,743         1,779
                                                -----------   -----------
  Total Expenses                                     17,314        17,963
                                                -----------   -----------
Loss Before Equity in Losses
 of Project Partnerships                            (11,079)      (11,607)
Equity in Losses of Project
 Partnerships                                      (169,947)      (98,139)
                                                 ----------    ----------
Net Loss                                        $  (181,026)  $  (109,746)
                                                ===========   ===========
Allocation of Net Loss:
 Limited Partners                               $  (179,216)  $  (108,649)
 General Partners                                    (1,810)       (1,097)
                                                -----------   -----------
                                                $  (181,026)  $  (109,746)
                                                ===========   ===========
Net Loss Per Number of Limited
Partnership Units                               $    (28.66)  $    (17.37)
                                               ============  ============
Number of Limited Partnership Units
Outstanding                                           6,254         6,254
                                               ============  ============




              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED DECEMBER 31,
                                (Unaudited)
SERIES 10                                       1998            1997
                                                ----            ----
Revenues:
 Interest Income                               $     6,119    $     6,191
                                               -----------    -----------
Expenses:
 Asset Management Fee-General Partner                8,525          7,749
 General and Administrative:
  General Partner                                      896          1,378
  Other                                              1,021          1,129
 Amortization                                        1,406          1,460
                                               -----------    -----------
  Total Expenses                                    11,848         11,716
                                               -----------    -----------
Loss Before Equity in Losses
 of Project Partnerships                            (5,729)        (5,525)
Equity in Losses of Project
 Partnerships                                     (155,972)       (61,786)
                                                ----------     ----------
Net Loss                                       $  (161,701)   $   (67,311)
                                               ===========    ===========
Allocation of Net Loss:
 Limited Partners                              $  (160,084)   $   (66,638)
 General Partners                                   (1,617)          (673)
                                               -----------    -----------
                                               $  (161,701)   $   (67,311)
                                               ===========    ===========
Net Loss Per Number of Limited
Partnership Units                              $    (31.74)   $    (13.21)
                                              ============   ============
Number of Limited Partnership Units
Outstanding                                          5,043          5,043
                                              ============   ============




              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED DECEMBER 31,
                                (Unaudited)
SERIES 11                                       1998            1997
                                                ----            ----
Revenues:
 Interest Income                                $     6,778   $     6,639
                                                -----------   -----------
Expenses:
 Asset Management Fee-General Partner                 6,820         6,199
 General and Administrative:
  General Partner                                       717         1,102
  Other                                               1,116         1,284
 Amortization                                         2,074         1,797
                                                -----------   -----------
  Total Expenses                                     10,727        10,382
                                                -----------   -----------
Loss Before Equity in Losses
 of Project Partnerships                             (3,949)       (3,743)
Equity in Losses of Project
 Partnerships                                       (33,849)      (41,995)
                                                 ----------    ----------
Net Loss                                        $   (37,798)  $   (45,738)
                                                ===========   ===========
Allocation of Net Loss:
 Limited Partners                               $   (37,420)  $   (45,281)
 General Partners                                      (378)         (457)
                                                -----------   -----------
                                                $   (37,798)  $   (45,738)
                                                ===========   ===========
Net Loss Per Number of Limited
Partnership Units                               $     (7.30)  $     (8.83)
                                               ============  ============
Number of Limited Partnership Units
Outstanding                                           5,127         5,127
                                               ============  ============




              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED DECEMBER 31,
                                (Unaudited)

TOTAL SERIES 7 - 11                             1998            1997
                                                ----            ----
Revenues:
 Interest Income                                $    41,501   $    42,369
                                                -----------   -----------
Expenses:
 Asset Management Fee-General Partner                73,148        68,708
 General and Administrative:
  General Partner                                     7,941        12,225
  Other                                               8,135         8,700
 Amortization                                        14,627        14,130
                                                -----------   -----------
  Total Expenses                                    103,851       103,763
                                                -----------   -----------
Loss Before Equity in Losses
 of Project Partnerships                            (62,350)      (61,394)
Equity in Losses of Project
 Partnerships                                      (830,709)     (695,070)
                                                 ----------    ----------
Net Loss                                        $  (893,059)  $  (756,464)
                                                ===========   ===========
Allocation of Net Loss:
 Limited Partners                               $  (884,128)  $  (748,899)
 General Partners                                    (8,931)       (7,565)
                                                -----------   -----------
                                                $  (893,059)  $  (756,464)
                                                ===========   ===========




              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED DECEMBER 31,
                                (Unaudited)

SERIES 7                                        1998            1997
                                                ----            ----
Revenues:
 Interest Income                               $    33,471    $    33,835
                                               -----------    -----------
Expenses:
 Asset Management Fee-General Partner               66,324         59,796
 General and Administrative:
  General Partner                                   10,344         11,059
  Other                                             13,717         16,681
 Amortization                                       16,653         16,298
                                               -----------    -----------
  Total Expenses                                   107,038        103,834
                                               -----------    -----------
Loss Before Equity in Losses
 of Project Partnerships                           (73,567)       (69,999)
Equity in Losses of Project
 Partnerships                                     (706,312)      (651,486)
                                                ----------     ----------
Net Loss                                       $  (779,879)   $  (721,485)
                                               ===========    ===========
Allocation of Net Loss:
 Limited Partners                              $  (772,080)   $  (714,270)
 General Partners                                   (7,799)        (7,215)
                                               -----------    -----------
                                               $  (779,879)   $  (721,485)
                                               ===========    ===========
Net Loss Per Number of Limited
Partnership Units                              $    (74.27)   $    (68.71)
                                              ============   ============
Number of Limited Partnership Units
Outstanding                                         10,395         10,395
                                              ============   ============




              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED DECEMBER 31,
                                (Unaudited)
SERIES 8                                        1998            1997
                                                ----            ----
Revenues:
 Interest Income                               $    35,311    $    35,614
                                               -----------    -----------
Expenses:
 Asset Management Fee-General Partner               69,141         65,928
 General and Administrative:
  General Partner                                   11,405         12,192
  Other                                             15,280         17,276
 Amortization                                       10,198          9,664
                                               -----------    -----------
  Total Expenses                                   106,024        105,060
                                               -----------    -----------
Loss Before Equity in Losses
 of Project Partnerships                           (70,713)       (69,446)
Equity in Losses of Project
 Partnerships                                     (787,863)      (867,315)
                                                ----------     ----------
Net Loss                                       $  (858,576)   $  (936,761)
                                               ===========    ===========
Allocation of Net Loss:
 Limited Partners                              $  (849,990)   $  (927,393)
 General Partners                                   (8,586)        (9,368)
                                               -----------    -----------
                                               $  (858,576)   $  (936,761)
                                               ===========    ===========
Net Loss Per Number of Limited
Partnership Units                              $    (85.17)   $    (92.93)
                                              ============   ============
Number of Limited Partnership Units
Outstanding                                          9,980          9,980
                                              ============   ============




              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED DECEMBER 31,
                                (Unaudited)

SERIES 9                                        1998            1997
                                                ----            ----
Revenues:
 Interest Income                                $    19,061   $    19,081
                                                -----------   -----------
Expenses:
 Asset Management Fee-General Partner                37,944        36,797
 General and Administrative:
  General Partner                                     6,366         6,805
  Other                                               8,611         9,636
 Amortization                                         5,229         5,337
                                                -----------   -----------
  Total Expenses                                     58,150        58,575
                                                -----------   -----------
Loss Before Equity in Losses
 of Project Partnerships                            (39,089)      (39,494)
Equity in Losses of Project
 Partnerships                                      (428,031)     (312,514)
                                                 ----------    ----------
Net Loss                                        $  (467,120)  $  (352,008)
                                                ===========   ===========
Allocation of Net Loss:
 Limited Partners                               $  (462,449)  $  (348,488)
 General Partners                                    (4,671)       (3,520)
                                                -----------   -----------
                                                $  (467,120)  $  (352,008)
                                                ===========   ===========
Net Loss Per Number of Limited
Partnership Units                               $    (73.94)  $    (55.72)
                                               ============  ============
Number of Limited Partnership Units
Outstanding                                           6,254         6,254
                                               ============  ============




              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED DECEMBER 31,
                                (Unaudited)
SERIES 10                                       1998            1997
                                                ----            ----
Revenues:
 Interest Income                               $    18,821    $    18,967
                                               -----------    -----------
Expenses:
 Asset Management Fee-General Partner               25,575         22,999
 General and Administrative:
  General Partner                                    3,979          4,253
  Other                                              5,995          6,290
 Amortization                                        4,218          4,380
                                               -----------    -----------
  Total Expenses                                    39,767         37,922
                                               -----------    -----------
Loss Before Equity in Losses
 of Project Partnerships                           (20,946)       (18,955)
Equity in Losses of Project
 Partnerships                                     (276,224)      (172,232)
                                                ----------     ----------
Net Loss                                       $  (297,170)   $  (191,187)
                                               ===========    ===========
Allocation of Net Loss:
 Limited Partners                              $  (294,198)   $  (189,275)
 General Partners                                   (2,972)        (1,912)
                                               -----------    -----------
                                               $  (297,170)   $  (191,187)
                                               ===========    ===========
Net Loss Per Number of Limited
Partnership Units                              $    (58.34)   $    (37.53)
                                              ============   ============
Number of Limited Partnership Units
Outstanding                                          5,043          5,043
                                              ============   ============




              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED DECEMBER 31,
                                (Unaudited)
SERIES 11                                       1998            1997
                                                ----            ----
Revenues:
 Interest Income                                $    20,682   $    19,858
                                                -----------   -----------
Expenses:
 Asset Management Fee-General Partner                20,460        18,399
 General and Administrative:
  General Partner                                     3,183         3,402
  Other                                               5,481         6,030
 Amortization                                         6,222         5,391
                                                -----------   -----------
  Total Expenses                                     35,346        33,222
                                                -----------   -----------
Loss Before Equity in Losses
 of Project Partnerships                            (14,664)      (13,364)
Equity in Losses of Project
 Partnerships                                       (75,935)     (179,678)
                                                 ----------    ----------
Net Loss                                        $   (90,599)  $  (193,042)
                                                ===========   ===========
Allocation of Net Loss:
 Limited Partners                               $   (89,693)  $  (191,112)
 General Partners                                      (906)       (1,930)
                                                -----------   -----------
                                                $   (90,599)  $  (193,042)
                                                ===========   ===========
Net Loss Per Number of Limited
Partnership Units                              $     (17.49)  $    (37.28)
                                               ============  ============
Number of Limited Partnership Units
Outstanding                                           5,127         5,127
                                               ============  ============




              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED DECEMBER 31,
                                (Unaudited)

TOTAL SERIES 7 - 11                             1998            1997
                                                ----            ----
Revenues:
 Interest Income                                $   127,346   $   127,355
                                                -----------   -----------
Expenses:
 Asset Management Fee-General Partner               219,444       203,919
 General and Administrative:
  General Partner                                    35,277        37,711
  Other                                              49,084        55,913
 Amortization                                        42,520        41,070
                                                -----------   -----------
  Total Expenses                                    346,325       338,613
                                                -----------   -----------
Loss Before Equity in Losses
 of Project Partnerships                           (218,979)     (211,258)
Equity in Losses of Project
 Partnerships                                    (2,274,365)   (2,183,225)
                                                 ----------    ----------
Net Loss                                        $(2,493,344)  $(2,394,483)
                                                ===========   ===========
Allocation of Net Loss:
 Limited Partners                               $(2,468,411)  $(2,370,538)
 General Partners                                   (24,933)      (23,945)
                                                -----------   -----------
                                                $(2,493,344)  $(2,394,483)
                                                ===========   ===========




              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

           FOR THE NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997:



                                Limited         General
SERIES 7                        Partners        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1997       $ 5,025,507    $   (41,437)     $ 4,984,070

Net Loss                           (714,270)        (7,215)        (721,485)
                                -----------     -----------     -----------

Balance at December 31,1997     $ 4,311,237    $   (48,652)     $ 4,262,585
                               ============    ============    ============


Balance at March 31, 1998       $ 4,024,753    $   (51,546)     $ 3,973,207

Net Loss                           (772,080)        (7,799)        (779,879)
                                -----------     -----------     -----------

Balance at December 31,1998     $ 3,252,673    $   (59,345)     $ 3,193,328
                               ============    ============    ============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

           FOR THE NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997:



                                Limited         General
SERIES 8                        Partners        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1997       $ 5,227,849    $   (35,704)     $ 5,192,145

Net Loss                           (927,393)        (9,368)        (936,761)
                                -----------     -----------     -----------

Balance at December 31,1997     $ 4,300,456    $   (45,072)     $ 4,255,384
                               ============    ============    ============


Balance at March 31, 1998       $ 4,177,520    $   (46,313)     $ 4,131,207

Net Loss                           (849,990)        (8,586)        (858,576)
                                -----------     -----------     -----------

Balance at December 31,1998     $ 3,327,530    $   (54,899)     $ 3,272,631
                               ============    ============    ============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

           FOR THE NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997:



                                Limited         General
SERIES 9                        Partners        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1997       $ 4,177,521    $   (13,194)     $ 4,164,327

Net Loss                           (348,488)        (3,520)        (352,008)
                                -----------     -----------     -----------

Balance at December 31,1997     $ 3,829,033    $   (16,714)     $ 3,812,319
                               ============    ============    ============


Balance at March 31, 1998       $ 3,670,140    $   (18,319)     $ 3,651,821

Net Loss                           (462,449)        (4,671)        (467,120)
                                -----------     -----------     -----------

Balance at December 31,1998     $ 3,207,691    $   (22,990)     $ 3,184,701
                               ============    ============    ============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

           FOR THE NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997:



                                Limited         General
SERIES 10                       Partners        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1997       $ 3,938,729    $    (4,841)     $ 3,933,888

Net Loss                           (189,275)        (1,912)        (191,187)
                                -----------     -----------     -----------

Balance at December 31,1997     $ 3,749,454    $    (6,753)     $ 3,742,701
                               ============    ============    ============


Balance at March 31, 1998       $ 3,716,198    $    (7,089)     $ 3,709,109

Net Loss                           (294,198)        (2,972)        (297,170)
                                -----------     -----------     -----------

Balance at December 31,1998     $ 3,422,000    $   (10,061)     $ 3,411,939
                               ============    ============    ============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

           FOR THE NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997:



                                Limited         General
SERIES 11                       Partners        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1997       $ 4,452,477    $    (1,481)     $ 4,450,996

Net Loss                           (191,112)        (1,930)        (193,042)
                                -----------     -----------     -----------

Balance at December 31,1997     $ 4,261,365    $    (3,411)     $ 4,257,954
                               ============    ============    ============


Balance at March 31, 1998       $ 4,271,126    $    (3,313)     $ 4,267,813

Net Loss                            (89,693)          (906)         (90,599)
                                -----------     -----------     -----------

Balance at December 31,1998     $ 4,181,433    $    (4,219)     $ 4,177,214
                               ============    ============    ============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

           FOR THE NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997:



                                Limited         General
TOTAL SERIES 7 - 11             Partners        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1997       $22,822,083    $   (96,657)     $22,725,426

Net Loss                         (2,370,538)       (23,945)      (2,394,483)
                                -----------     -----------     -----------

Balance at December 31,1997     $20,451,545    $  (120,602)     $20,330,943
                               ============    ============    ============


Balance at March 31, 1998       $19,859,737    $  (126,580)     $19,733,157

Net Loss                         (2,468,411)       (24,933)      (2,493,344)
                                -----------     -----------     -----------

Balance at December 31,1998     $17,391,326    $  (151,513)     $17,239,813
                               ============    ============    ============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED DECEMBER 31,
                                (Unaudited)

SERIES 7                                         1998           1997
--------                                         ----           ----
Cash Flows from Operating Activities:
  Net Loss                                      $  (779,879)  $  (721,485)
  Adjustments to Reconcile Net Loss to Net
  Cash Provided by (Used in) Operating
  Activities:
   Amortization                                      16,653        16,298
   Accreted Interest Income on Investments
   in Securities                                    (23,584)      (24,281)
   Equity in Losses of Project Partnerships         706,312       651,486
Changes in Operating Assets and
Liabilities:
    Increase in Payable to General Partners          17,788        16,682
                                                -----------   -----------
     Net Cash Used in Operating Activities          (62,710)      (61,300)
                                                -----------   -----------
Cash Flows from Investing Activities:
Distributions Received from Project
Partnerships                                         19,600        21,520
                                                -----------   -----------
     Net Cash Provided by (Used in)
     Investing Activities                            19,600        21,520
                                                -----------   -----------
Increase (Decrease) in Cash and Cash
Equivalents                                         (43,110)      (39,780)
Cash and Cash Equivalents at Beginning of
Year                                                286,106       267,980
                                                -----------   -----------
Cash and Cash Equivalents at End of Year        $   242,996   $   228,200
                                                ===========   ===========



              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED DECEMBER 31,
                                (Unaudited)
SERIES 8                                         1998           1997
--------                                         ----           ----
Cash Flows from Operating Activities:
  Net Loss                                      $  (858,576)  $  (936,761)
  Adjustments to Reconcile Net Loss to Net
  Cash Provided by (Used in) Operating
  Activities:
   Amortization                                      10,198         9,664
   Accreted Interest Income on Investments
   in Securities                                    (21,128)      (21,807)
   Equity in Losses of Project Partnership          787,863       867,315
Changes in Operating Assets and
Liabilities:
    Increase in Payable to General Partners          22,000        26,707
                                                -----------   -----------
     Net Cash Used in Operating Activities          (59,643)      (54,882)
                                                -----------   -----------
Cash Flows from Investing Activities:
  Decrease of Receivable from
  Project Partnerships                                    0           453
  Distributions Received from Project
  Partnerships                                       10,080        15,967
                                                -----------   -----------
     Net Cash Provided by (Used in)
     Investing Activities                            10,080        16,420
                                                -----------   -----------
Increase (Decrease) in Cash and Cash
Equivalents                                         (49,563)      (38,462)
Cash and Cash Equivalents at Beginning of
Year                                                410,727       396,038
                                                -----------   -----------
Cash and Cash Equivalents at End of Year        $   361,164   $   357,576
                                                ===========   ===========



              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED DECEMBER 31,
                                (Unaudited)
SERIES 9                                         1998           1997
--------                                         ----           ----
Cash Flows from Operating Activities:
  Net Loss                                      $  (467,120)  $  (352,008)
  Adjustments to Reconcile Net Loss to Net
  Cash Provided by (Used in) Operating
  Activities:
   Amortization                                       5,229         5,337
   Accreted Interest Income on Investments
   in Securities                                    (12,788)      (13,297)
   Equity in Losses of Project Partnerships         428,031       312,514
Changes in Operating Assets and
Liabilities:
    Increase in Payable to General Partners          17,185        19,449
                                                -----------   -----------
     Net Cash Used in Operating Activities          (29,463)      (28,005)
                                                -----------   -----------
Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships                                       10,629        10,097
                                                -----------   -----------
     Net Cash Provided by (Used in)
     Investing Activities                            10,629        10,097
                                                -----------   -----------
Increase (Decrease) in Cash and Cash
Equivalents                                         (18,834)      (17,908)
Cash and Cash Equivalents at Beginning of
Year                                                180,104       161,813
                                                -----------   -----------
Cash and Cash Equivalents at End of Year        $   161,270   $   143,905
                                                ===========   ===========


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED DECEMBER 31,
                                (Unaudited)
SERIES 10                                        1998           1997
--------                                         ----           ----
Cash Flows from Operating Activities:
  Net Loss                                      $  (297,170)  $  (191,187)
  Adjustments to Reconcile Net Loss to Net
  Cash Provided by (Used in) Operating
  Activities:
   Amortization                                       4,218         4,380
   Accreted Interest Income on Investments
   in Securities                                    (11,783)      (11,938)
   Equity in Losses of Project Partnerships         276,224       172,232
Changes in Operating Assets and
Liabilities:
    Increase in Payable to General Partners          (4,128)       (3,061)
                                                -----------   -----------
     Net Cash Used in Operating Activities          (32,639)      (29,574)
                                                -----------   -----------
Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships                                        7,217         3,805
  Increase (Decrease) in Payable -
     Project Partnerships                                 0        (7,712)
                                                -----------   -----------
     Net Cash Provided by (Used in)
     Investing Activities                             7,217        (3,907)
                                                -----------   -----------
Increase (Decrease) in Cash and Cash
Equivalents                                         (25,422)      (33,481)
Cash and Cash Equivalents at Beginning of
Year                                                202,435       199,743
                                                -----------   -----------
Cash and Cash Equivalents at End of Year        $   177,013   $   166,262
                                                ===========   ===========


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED DECEMBER 31,
                                (Unaudited)
SERIES 11                                        1998           1997
--------                                         ----           ----
Cash Flows from Operating Activities:
  Net Loss                                      $  (90,599)   $ (193,042)
  Adjustments to Reconcile Net Loss to Net
  Cash Provided by (Used in) Operating
  Activities:
   Amortization                                       6,222        5,391
   Accreted Interest Income on Investments
   in Securities                                    (13,456)     (13,744)
   Equity in Losses of Project Partnerships          75,935      179,678
Changes in Operating Assets and
Liabilities:
    Increase in Payable to General Partners          (5,024)         337
                                                -----------   ----------
     Net Cash Used in Operating Activities          (26,922)     (21,380)
                                                -----------   ----------
Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships                                        5,587        4,979
                                                -----------   ----------
     Net Cash Provided by (Used in)
     Investing Activities                             5,587        4,979
                                                -----------   ----------
Increase (Decrease) in Cash and Cash
Equivalents                                         (21,335)     (16,401)
Cash and Cash Equivalents at Beginning of
Year                                                208,198      169,385
                                                -----------   ----------
Cash and Cash Equivalents at End of Year        $   186,863   $  152,984
                                                ===========   ==========

              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED DECEMBER 31,
                                (Unaudited)
TOTAL SERIES 7 - 11                              1998           1997
-------------------                              ----           ----
Cash Flows from Operating Activities:
  Net Loss                                      $(2,493,344)  $(2,394,483)
  Adjustments to Reconcile Net Loss to Net
  Cash Provided by (Used in) Operating
  Activities:
   Amortization                                      42,520        41,070
   Accreted Interest Income on Investments
   in Securities                                    (82,739)      (85,067)
   Equity in Losses of Project Partnerships       2,274,365     2,183,225
Changes in Operating Assets and
Liabilities:
    Increase in Payable to General Partners          47,821        60,114
                                                -----------   -----------
     Net Cash Used in Operating Activities         (211,377)     (195,141)
                                                -----------   -----------
Cash Flows from Investing Activities:
  (Increase) Decrease in Receivable from
  Project Partnerships                                    0           453
Distributions Received from Project
Partnerships                                         53,113        56,368
  Increase (Decrease in Payable -
     Project Partnerships                                 0        (7,712)
                                                -----------   -----------
     Net Cash Provided by (Used in)
     Investing Activities                            53,113        49,109
                                                -----------   -----------
Increase (Decrease) in Cash and Cash
Equivalents                                        (158,264)     (146,032)
Cash and Cash Equivalents at Beginning of
Year                                              1,287,570     1,194,959
                                                -----------   -----------
Cash and Cash Equivalents at End of Year        $ 1,129,306   $ 1,048,927
                                                ===========   ===========

              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                       NOTES TO FINANCIAL STATEMENTS

                             DECEMBER 31, 1998

NOTE 1 - ORGANIZATION:

   Gateway Tax Credit Fund III Ltd. ("Gateway"), a Florida Limited Partnership, was formed October 17, 1991 under the laws of Florida. Gateway offered its limited partnership interests in Series. The first Series for Gateway is Series 7. Operations commenced on July 16, 1992 for Series 7, January 4, 1993 for Series 8, September 30, 1993 for Series 9, January 21, 1994 for Series 10 and April 29, 1994 for Series 11. Each Series invests, as a limited partner, in other limited partnerships ("Project Partnerships"), each of which owns and operates apartment complexes eligible for Low-Income Housing Tax Credits ("Tax Credits"), provided for in Section 42 of the Internal Revenue Code of 1986. Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the Limited Partnership Agreement. As of December 31, 1998, Gateway had received capital contributions of $1,000 from the General Partners and $36,799,000 from the investor Limited Partners.

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


NOTE 3 - INVESTMENT IN SECURITIES:

  The December 31, 1998 Balance Sheet includes Investment in Securities consisting of U.S. Treasury Security Strips which represents their cost, plus accreted interest income of $165,693 for Series 7, $140,532 for Series 8, $77,476 for Series 9, $66,060 for Series 10 and $72,822 for Series 11.

                                                          Gross Unrealized
                   Estimated Market       Cost Plus          Gains and
                         Value        Accreted Interest       (Losses)
                   -----------------  -----------------   ----------------
Series 7                  $  528,881         $  475,479           $  53,402
Series 8                     491,458            449,001              42,457
Series 9                     319,531            299,772              19,759
Series 10                    267,848            241,173              26,675
Series 11                    296,215            258,018              38,197

 As of December 31, 1998, the cost and accreted interest of debt securities by contractual maturities is as follows:

                                  Series 7       Series 8       Series 9
                                  --------       --------       --------
Due with 1 year                    $   49,844     $   44,811     $   28,884
After 1 year through 5 years          196,935        183,305        113,988
After 5 years through 10 years        228,700        220,885        132,222
Over 10 years                               0              0         24,678
                                   ----------     ----------     ----------
  Total Amount Carried on
Balance Sheet                      $  475,479     $  449,001     $  299,772
                                   ==========     ==========     ==========


                                 Series 10      Series 11        Total
                                  --------       --------       --------
Due with 1 year                    $   23,916     $   22,896     $  170,351
After 1 year through 5 years           86,568         89,921        670,717
After 5 years through 10 years         94,726        106,574        783,107
Over 10 years                          35,963         38,627         99,268
                                   ----------     ----------     ----------
  Total Amount Carried on
Balance Sheet                      $  241,173     $  258,018     $1,723,443
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

  For the nine months ended December 31 1998 and 1997 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

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

                         1998           1997
                        -----          -----
 Series 7            $ 66,324       $ 59,796
 Series 8              69,141         65,928
 Series 9              37,944         36,797
 Series 10             25,575         22,999
 Series 11             20,460         18,399
                     --------       --------
 Total               $219,444       $203,919
                     ========       ========

  General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an
accountable   basis.   This  expense  is  included  in  the  Statement   of
Operations.

                         1998           1997
                        -----          -----
 Series 7           $  10,344      $  11,059
 Series 8              11,405         12,192
 Series 9               6,366          6,805
 Series 10              3,979          4,253
 Series 11              3,183          3,402
                     --------       --------
 Total               $ 35,277       $ 37,711
                     ========       ========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As  of  December  31,  1998, the Partnership had  acquired  an  interest
(generally  99%)  in  133  Project  Partnerships  which  own  and   operate
government assisted multi-family housing complexes (Series 7-39, Series 8-43, Series 9-24, Series 10-15 and Series 11-12).

  The following is a summary of Investments in Project Partnerships as of:

SERIES 7                                      DECEMBER 31,     MARCH 31,
                                                  1998           1998
                                             --------------   -----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships       $ 7,732,089     $ 7,732,089

Cumulative equity in losses of Project
Partnerships (1)                                 (5,489,238)     (4,782,926)

Cumulative distributions received from
Project Partnerships                               (120,864)       (101,264)
                                                -----------     -----------
Investment in Project Partnerships before
adjustment                                        2,121,987       2,847,899


Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      793,335         793,335
 Accumulated amortization of acquisition
fees and expenses                                  (140,035)       (123,382)
                                               ------------    ------------

Investments in Project Partnerships             $ 2,775,287     $ 3,517,852
                                               ============    ============


(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $113,211 for the period ended September 30, 1998 and $82,376 for the year ended March 31, 1998 are not included.

   As of December 31, 1998, the Partnership had acquired an interest (generally 99%) in 133 Project Partnerships which own and operate government assisted multi-family housing complexes (Series 7-39, Series 8-43, Series 9-24, Series 10-15 and Series 11-12).

  The following is a summary of Investments in Project Partnerships as of:

SERIES 8                                      DECEMBER 31,     MARCH 31,
                                                  1998           1998
                                             --------------   -----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships       $ 7,586,105     $ 7,586,105

Cumulative equity in losses of Project
Partnerships (1)                                 (5,159,952)     (4,372,089)

Cumulative distributions received from
Project Partnerships                                (94,802)        (84,722)
                                                -----------     -----------
Investment in Project Partnerships before
adjustment                                        2,331,351       3,129,294


Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      549,773         549,773
 Accumulated amortization of acquisition
fees and expenses                                   (81,036)        (70,838)
                                               ------------    ------------

Investments in Project Partnerships             $ 2,800,088     $ 3,608,229
                                               ============    ============


(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $122,624 for the period ended December 31, 1998 and $79,383 for the year ended March 31, 1998 are not included.

   As of December 31, 1998, the Partnership had acquired an interest (generally 99%) in 133 Project Partnerships which own and operate government assisted multi-family housing complexes (Series 7-39, Series 8-43, Series 9-24, Series 10-15 and Series 11-12).

  The following is a summary of Investments in Project Partnerships as of:

SERIES 9                                      DECEMBER 31,     MARCH 31,
                                                  1998           1998
                                             --------------   -----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships       $ 4,914,116     $ 4,914,116

Cumulative equity in losses of Project
Partnerships                                     (2,139,890)     (1,711,859)

Cumulative distributions received from
Project Partnerships                                (65,263)        (54,634)
                                                -----------      ----------
Investment in Project Partnerships before
adjustment                                        2,708,963       3,147,623

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      244,087         244,087
 Accumulated amortization of acquisition
fees and expenses                                   (33,562)        (28,333)
                                               ------------    ------------

Investments in Project Partnerships             $ 2,919,488     $ 3,363,377
                                               ============    ============

   As of December 31, 1998, the Partnership had acquired an interest (generally 99%) in 133 Project Partnerships which own and operate government assisted multi-family housing complexes (Series 7-39, Series 8-43, Series 9-24, Series 10-15 and Series 11-12).

  The following is a summary of Investments in Project Partnerships as of:

SERIES 10                                     DECEMBER 31,     MARCH 31,
                                                  1998           1998
                                             --------------   -----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships       $ 3,914,672     $ 3,914,672

Cumulative equity in losses of Project
Partnerships                                       (951,526)       (675,302)

Cumulative distributions received from
Project Partnerships                                (66,571)        (59,354)
                                                -----------      ----------
Investment in Project Partnerships before
adjustment                                        2,896,575       3,180,016


Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      196,738         196,738
 Accumulated amortization of acquisition
fees and expenses                                   (28,303)        (24,085)
                                              -------------    ------------

Investments in Project Partnerships             $ 3,065,010     $ 3,352,669
                                              =============    ============

   As of December 31, 1998, the Partnership had acquired an interest (generally 99%) in 133 Project Partnerships which own and operate government assisted multi-family housing complexes (Series 7-39, Series 8-43, Series 9-24, Series 10-15 and Series 11-12).

  The following is a summary of Investments in Project Partnerships as of:

SERIES 11                                     DECEMBER 31,     MARCH 31,
                                                  1998           1998
                                             --------------   -----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships       $ 4,128,042     $ 4,128,042

Cumulative equity in losses of Project
Partnerships                                       (565,978)       (490,043)

Cumulative distributions received from
Project Partnerships                                (49,396)        (43,809)
                                                -----------     -----------
Investment in Project Partnerships before
adjustment                                        3,512,668       3,594,190

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      290,335         290,335
 Accumulated amortization of acquisition
fees and expenses                                   (29,016)        (22,794)
                                               ------------     -----------

Investments in Project Partnerships             $ 3,773,987     $ 3,861,731
                                              =============   =============

  The following is a summary of Investments in Project Partnerships as of:

TOTAL SERIES 7 - 11                           DECEMBER 31,     MARCH 31,
                                                  1998           1998
                                             --------------   -----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships       $28,275,024     $28,275,024

Cumulative equity in losses of Project
Partnerships (1)                                (14,306,584)    (12,032,219)

Cumulative distributions received from
Project Partnerships                               (396,896)       (343,783)
                                               ------------     -----------
Investment in Project Partnerships before
adjustment                                       13,571,544      15,899,022

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                    2,074,268       2,074,268
 Accumulated amortization of acquisition
fees and expenses                                  (311,952)       (269,432)
                                               ------------    ------------

Investments in Project Partnerships             $15,333,860     $17,703,858
                                               ============   =============

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of September 30, of each year:
                                                  1998          1997
SERIES 7                                          ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                                $ 2,995,833   $ 2,686,219
  Investment properties, net                     36,860,307    38,308,568
  Other assets                                        6,884        90,325
                                               ------------  ------------
    Total assets                                $39,863,024   $41,085,112
                                               ============  ============
Liabilities and Partners' Equity:
  Current liabilities                           $ 1,032,783   $ 1,128,853
  Long-term debt                                 36,833,524    36,925,139
                                               ------------  ------------
    Total liabilities                            37,866,307    38,053,992
                                               ------------  ------------
Partners' equity
  Limited Partner                                 1,974,116     3,029,581
  General Partners                                   22,601         1,539
                                                -----------   -----------
    Total Partners' equity                        1,996,717     3,031,120
                                                -----------   -----------
    Total liabilities and partners' equity      $39,863,024   $41,085,112
                                               ============  ============
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                         $ 2,960,608   $ 3,245,082
Expenses:                                      ------------  ------------
  Operating expenses                              1,851,193     1,798,319
  Interest expense                                  683,784       945,805
  Depreciation and amortization                   1,170,224     1,189,126
                                               ------------  ------------
    Total expenses                                3,705,201     3,933,250
                                               ------------  ------------
      Net loss                                  $  (744,593)  $  (688,168)
                                               ============  ============
Other partners' share of net loss               $    (7,446)  $    (6,882)
                                               ============  ============
Partnerships' share of net loss                 $  (737,147)  $  (681,286)
Suspended loss                                       30,835        29,800
                                               ------------  ------------
Equity in Losses of Project Partnerships        $  (706,312)  $  (651,486)
                                               ============  ============

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of September 30, of each year:
                                                  1998          1997
SERIES 8                                          ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                                $ 2,543,207   $ 2,281,379
  Investment properties, net                     39,606,503    41,162,473
  Other assets                                       49,859        60,924
                                               ------------  ------------
    Total assets                                $42,199,569   $43,504,776
                                               ============  ============
Liabilities and Partners' Equity:
  Current liabilities                           $ 1,210,173   $ 1,303,061
  Long-term debt                                 38,844,252    39,022,328
                                               ------------  ------------
    Total liabilities                            40,054,425    40,325,389
                                               ------------  ------------
Partners' equity
  Limited Partner                                 2,258,796     3,237,839
  General Partners                                 (113,652)      (58,452)
                                                -----------   -----------
    Total Partners' equity                        2,145,144     3,179,387
                                                -----------   -----------
    Total liabilities and partners' equity      $42,199,569   $43,504,776
                                               ============  ============
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                         $ 3,027,162   $ 3,064,262
Expenses:                                      ------------  ------------
  Operating expenses                              1,909,969     1,875,622
  Interest expense                                  736,831       843,794
  Depreciation and amortization                   1,219,861     1,228,622
                                               ------------  ------------
    Total expenses                                3,866,661     3,948,038
                                               ------------  ------------
      Net loss                                  $  (839,499)  $  (883,776)
                                               ============  ============
Other partners' share of net loss               $    (8,395)  $    (8,838)
                                               ============  ============
Partnerships' share of net loss                 $  (831,104)  $  (874,938)
Suspended loss                                       43,241         7,623
                                               ------------  ------------
Equity in Losses of Project Partnerships        $  (787,863)  $  (867,315)
                                               ============  ============

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of September 30, of each year:
                                                  1998          1997
SERIES 9                                          ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                                $ 1,622,538   $ 1,504,001
  Investment properties, net                     21,987,585    22,877,452
  Other assets                                        8,552         8,094
                                               ------------  ------------
    Total assets                                $23,618,675   $24,389,547
                                               ============  ============
Liabilities and Partners' Equity:
  Current liabilities                           $   418,611   $   482,877
  Long-term debt                                 20,575,863    20,643,135
                                               ------------  ------------
    Total liabilities                            20,994,474    21,126,012
                                               ------------  ------------
Partners' equity
  Limited Partner                                 2,710,554     3,298,749
  General Partners                                  (86,353)      (35,214)
                                                -----------   -----------
    Total Partners' equity                        2,624,201     3,263,535
                                                -----------   -----------
    Total liabilities and partners' equity      $23,618,675   $24,389,547
                                               ============  ============
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                         $ 1,588,594   $ 1,679,490
Expenses:                                      ------------  ------------
  Operating expenses                                961,715       870,225
  Interest expense                                  383,094       473,440
  Depreciation and amortization                     676,140       651,496
                                               ------------  ------------
    Total expenses                                2,020,949     1,995,161
                                               ------------  ------------
      Net loss                                  $  (432,355)  $  (315,671)
                                               ============  ============
Other partners' share of net loss               $    (4,324)  $    (3,157)
                                               ============  ============
Partnerships' share of net loss                 $  (428,031)  $  (312,514)
Suspended loss                                            0             0
                                               ------------  ------------
Equity in Losses of Project Partnerships        $  (428,031)  $  (312,514)
                                               ============  ============

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of September 30, of each year:
                                                  1998          1997
SERIES 10                                         ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                                $ 1,261,888   $ 1,150,150
  Investment properties, net                     15,345,920    15,823,792
  Other assets                                       13,962        16,808
                                               ------------  ------------
    Total assets                                $16,621,770   $16,990,750
                                               ============  ============
Liabilities and Partners' Equity:
  Current liabilities                           $   325,022   $   254,926
  Long-term debt                                 13,477,037    13,537,580
                                               ------------  ------------
    Total liabilities                            13,802,059    13,792,506
                                               ------------  ------------
Partners' equity
  Limited Partner                                 2,904,977     3,224,137
  General Partners                                  (85,266)      (25,893)
                                                -----------   -----------
    Total Partners' equity                        2,819,711     3,198,244
                                                -----------   -----------
    Total liabilities and partners' equity      $16,621,770   $16,990,750
                                               ============  ============
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                         $ 1,063,786   $ 1,031,627
Expenses:                                      ------------  ------------
  Operating expenses                                692,735       602,548
  Interest expense                                  270,405       218,730
  Depreciation and amortization                     379,660       384,321
                                               ------------  ------------
    Total expenses                                1,342,800     1,205,599
                                               ------------  ------------
      Net loss                                  $  (279,014)  $  (173,972)
                                               ============  ============
Other partners' share of net loss               $    (2,790)  $    (1,740)
                                               ============  ============
Partnerships' share of net loss                 $  (276,224)  $  (172,232)
Suspended loss                                            0             0
                                               ------------  ------------
Equity in Losses of Project Partnerships        $  (276,224)  $  (172,232)
                                               ============  ============

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of September 30, of each year:
                                                  1998          1997
SERIES 11                                         ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                                $ 1,078,922   $   839,203
  Investment properties, net                     13,622,732    14,105,776
  Other assets                                        9,899        43,818
                                               ------------  ------------
    Total assets                                $14,711,553   $14,988,797
                                               ============  ============
Liabilities and Partners' Equity:
  Current liabilities                           $   303,521   $   340,223
  Long-term debt                                 10,808,677    10,918,135
                                               ------------  ------------
    Total liabilities                            11,112,198    11,258,358
                                               ------------  ------------
Partners' equity
  Limited Partner                                 3,527,740     3,624,208
  General Partners                                   71,615       106,231
                                                -----------   -----------
    Total Partners' equity                        3,599,355     3,730,439
                                                -----------   -----------
    Total liabilities and partners' equity      $14,711,553   $14,988,797
                                               ============  ============
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                         $ 1,102,782   $ 1,093,944
Expenses:                                      ------------  ------------
  Operating expenses                                548,853       524,330
  Interest expense                                  252,526       356,593
  Depreciation and amortization                     378,105       394,514
                                               ------------  ------------
    Total expenses                                1,179,484     1,275,437
                                               ------------  ------------
      Net loss                                  $   (76,702)  $  (181,493)
                                               ============  ============
Other partners' share of net loss               $      (767)  $    (1,815)
                                               ============  ============
Partnerships' share of net loss                 $   (75,935)  $  (179,678)
Suspended loss                                            0             0
                                               ------------  ------------
Equity in Losses of Project Partnerships        $   (75,935)  $  (179,678)
                                               ============  ============

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of September 30, of each year:
                                                1998            1997
TOTAL SERIES 7 - 11                             ----            ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                              $  9,502,388   $  8,460,952
  Investment properties, net                   127,423,047    132,278,061
  Other assets                                      89,156        219,969
                                              ------------   ------------
    Total assets                              $137,014,591   $140,958,982
                                              ============   ============
Liabilities and Partners' Equity:
  Current liabilities                         $  3,290,110   $  3,509,940
  Long-term debt                               120,539,353    121,046,317
                                              ------------   ------------
    Total liabilities                          123,829,463    124,556,257
                                              ------------   ------------
Partners' equity
  Limited Partner                               13,376,183     16,414,514
  General Partners                                (191,055)       (11,789)
                                               -----------    -----------
    Total Partners' equity                      13,185,128     16,402,725
                                               -----------    -----------
    Total liabilities and partners' equity    $137,014,591   $140,958,982
                                              ============   ============
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                       $  9,742,932   $ 10,114,405
Expenses:                                     ------------   ------------
  Operating expenses                             5,964,465      5,671,044
  Interest expense                               2,326,640      2,838,362
  Depreciation and amortization                  3,823,990      3,848,079
                                              ------------   ------------
    Total expenses                              12,115,095     12,357,485
                                              ------------   ------------
      Net loss                                $ (2,372,163)  $ (2,243,080)
                                              ============   ============
Other partners' share of net loss             $    (23,722)  $    (22,432)
                                              ============   ============
Partnerships' share of net loss               $ (2,348,441)  $ (2,220,648)
Suspended losses                                    74,076         37,423
                                              ------------   ------------
Equity in Losses of Project Partnerships      $ (2,274,365)  $ (2,183,225)
                                              ============   ============

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, Liquidity and Capital Resources

   The  proceeds  from  Limited  Partner investors'  capital  contributions
available  for  investment  are  used  to  acquire  interests  in   Project
Partnerships.

  As disclosed on the statement of operations for each Series, except as described below, interest income is comparable for the nine and three months ended December 31, 1998 and December 31, 1997. The General and Administrative expenses - General Partner and General and Administrative expenses - Other for the nine and three months ended December 31, 1998 are comparable to December 31, 1997. There were no unusual variations in the operating results between these two periods.

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

  Series 7 - Gateway closed this series on October 16, 1992 after receiving $10,395,000 from 635 Limited Partner investors. Equity in Losses of Project Partnerships increased from $651,486 for the nine months ended December 31, 1997 to $706,312 for the nine months ended December 31, 1998. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

  At December 31, 1998, the Series had $242,996 of short-term investments (Cash and Cash Equivalents). It also had $475,479 in Zero Coupon
Treasuries with annual maturities providing $50,000 in fiscal year 1999 increasing to $86,000 in fiscal year 2008. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $779,879 for the nine months ended December 31, 1998. However, after adjusting for Equity in Losses of Project Partnerships of $706,312 and the changes in operating assets and liabilities, net cash used in operating activities was $62,710 as a result of paying Asset Management Fees of $41,000. Cash provided by investing activities totaled $19,610, consisting of cash distributions from the Project Partnerships.

  Series 8 - Gateway closed this Series on September 28, 1993 after receiving $9,980,000 from 664 Limited Partner investors. Equity in Losses of Project Partnerships decreased from $867,315 for the nine months ended December 31, 1997 to $787,863 for the nine months ended December 31, 1998. At December 31, 1998, the Series had $361,164 of short-term investments (Cash and Cash Equivalents). It also had $449,001 in Zero Coupon
Treasuries with annual maturities providing $45,000 in fiscal year 1999 increasing to $82,000 in fiscal year 2008. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $858,576 for the nine months ended December 31, 1998. However, after adjusting for Equity in Losses of Project Partnerships of $787,863 and the changes in operating assets and liabilities, net cash used in operating activities was $59,643 as a result of paying Asset Management Fees of $39,000. Cash provided by investing activities totaled $10,080, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

 Series 9 - Gateway closed this Series on December 31, 1993 after receiving $6,254,000 from 406 Limited Partner investors. Equity in Losses of Project Partnerships increased from $312,514 for the nine months ended December 31, 1997 to $428,031 for the nine months ended December 31, 1998. At December 31, 1998, the Series had $161,270 of short-term investments (Cash and Cash Equivalents). It also had $299,772 in Zero Coupon Treasuries with annual maturities providing $29,000 in fiscal year 1999 increasing to $47,000 in fiscal year 2009. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $467,120 for the nine months ended December 31, 1998. However, after adjusting for Equity in Losses of Project Partnerships of $428,031 and the changes in operating assets and liabilities, net cash used in operating activities was $29,463 as a result of paying Asset Management Fees of $16,000. Cash provided by investing activities totaled $10,629, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

 Series 10 - Gateway closed this Series on January 21, 1994 after receiving $5,043,000 from 325 Limited Partner investors. Equity in Losses of Project Partnerships increased from $172,232 for the nine months ended December 31, 1997 to $276,224 for the nine months ended December 31, 1998. At December 31, 1998, the Series had $177,013 of short-term investments (Cash and Cash Equivalents). It also had $241,173 in Zero Coupon Treasuries with annual maturities providing $24,000 in fiscal year 1999 increasing to $40,000 in fiscal year 2010. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $291,170 for the nine months ended December 31, 1998. However, after adjusting for Equity in Losses of Project Partnerships of $276,224 and the changes in operating assets and liabilities, net cash used in operating activities was $32,639 as a result of paying Asset Management Fees of $26,000. Cash provided by investing activities totaled $7,217, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

  Series 11 - Gateway closed this Series on April 29, 1994 after receiving $5,127,000 from 330 Limited investors. Equity in losses of Project Partnerships decreased from $179,678 for the nine months ended December 31, 1997 to $75,935 for the nine months ended December 31, 1998. At December 31, 1998, the Series had $186,863 of short-term investments (Cash and Cash Equivalents). It also had $258,018 in Zero Coupon Treasuries with annual maturities providing $23,000 in fiscal year 1999 increasing to $44,000 in fiscal year 2010. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $90,599 for the nine months ended December 31, 1998. However, after adjusting for Equity in Losses of Project Partnerships of $75,935 and the changes in operating assets and liabilities, net cash used in operating activities was $26,922 as a result of paying Asset Management Fees of $23,000. Cash provided by investing activities totaled $5,587, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

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


                           GATEWAY TAX CREDIT FUND III LTD.
                           (A Florida Limited Partnership)
                           By:  Raymond James Tax Credit Funds,Inc.





Date: February 10, 1999    By:/s/ Ronald M. Diner
                           Ronald M. Diner
                           President



Date: February 10, 1999    By:/s/ Sandra L. Furey
                           Sandra L. Furey
                           Secretary and Treasurer