Form 10-K
period 1999-03-31
GATEWAY TAX CREDIT FUND III LTD
filed 1999-07-14
CIK 881716

GTW3
                         FORM 10-K

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended                 March 31, 1999

Commission File Number                       0-21762


                       Gateway Tax Credit Fund III Ltd.
          (Exact name of Registrant as specified in its charter)
            Florida                                59-3090386
(State or other jurisdiction of              ( I.R.S. Employer No.)
incorporation or organization)

     880 Carillon Parkway, St. Petersburg, Florida   33716
       (Address of principal executive offices)  (Zip Code)

Registrant's Telephone No., Including Area Code:    (727)573-3800

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

            YES     X                    NO

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.   X

                                      Number of Record Holders
  Title of Each Class                     March 31, 1999
Limited Partnership Interest                    2,266
General Partner Interest                          2

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

   Gateway is engaged in only one industry segment, to acquire limited partnership interests in unaffiliated limited partnerships ("Project
Partnerships"), each of which owns and operates one or more apartment complexes eligible for Low-Income Housing Tax Credits under Section 42 of the Internal Revenue Code ("Tax Credits"), received over a ten year period. Subject to certain limitations, Tax Credits may be used by Gateway's investors to reduce their income tax liability generated from other income sources. Gateway will terminate on December 31, 2040, or sooner, in accordance with the terms of its Limited Partnership Agreement. As of March 31, 1999, Gateway received capital contributions of $1,000 from the General Partners and from the Limited Partners, $10,395,000 in Series 7, $9,980,000 from Series 8, $6,254,000 from Series 9, $5,043,000 from Series
10 and $5,127,000 from Series 11.

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

  As of March 31, 1999, Gateway had invested in 39 Project Partnerships for Series 7, 43 Project Partnerships for Series 8, 24 Project Partnerships for Series 9, 15 Project Partnerships for Series 10 and 12 Project Partnerships for Series 11. Gateway acquired its interests in these properties by becoming a limited partner in the Project Partnerships that own the properties. The primary source of funds for each series is the capital contributions from Limited Partner investors.

  All but eight of the properties are financed with mortgage loans from the Farmers Home Administration (now called United States Department of Agriculture - Rural Development) ("USDA-RD") under Section 515 of the Housing Act of 1949. These mortgage loans are made at low interest rates for multi-family housing in rural and suburban areas, with the requirement that the interest savings be passed on to low income tenants in the form of lower rents. A significant portion of the project partnerships also receive rental assistance from USDA-RD to subsidize certain qualifying tenants. One recently acquired property in Series 7 received conventional financing. One property in Series 9, two properties in Series 10 and one property in Series 11 are fully financed through the HOME Investment Partnerships Program. These HOME Program loans provide financing at rates of 0 % to 0.5% for a period of 15 to 42 years. One property in Series 11 is partially financed by HOME. Two properties in Series 11 received conventional financing.

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

       2)Preserve and protect the capital contribution of Investors;

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

   Gateway's goal is to invest in a diversified portfolio of Project Partnerships located in rural and suburban locations with a high demand for low income housing. As of March 31, 1999 the Series' investor capital contributions were successfully invested in Project Partnerships which met the investment criteria. Management anticipates that competition for tenants will only be with other low income housing projects and not with conventionally financed housing. With a significant number of rural American households living below the poverty level in substandard housing, management believes there will be a continuing demand for affordable low income housing for the foreseeable future.

   Gateway has no direct employees. Services are performed by the Managing General Partner and its affiliates and by agents retained by it. The Managing General Partner has full and exclusive discretion in management and control of Gateway.

Item 2.  Properties

   Gateway owns a majority interest in properties through its limited partnership investments in Project Partnerships. The largest single net investment in a Project Partnership in Series 7 is 13.3% of the Series' total balance sheet assets, Series 8 is 5.7%, Series 9 is 13.9%, Series 10 is 19.4% and Series 11 is 21.1%. The following table provides certain summary information regarding the Project Partnerships in which Gateway had an interest as of December 31, 1998:

Item 2 - Properties (continued):


SERIES 7
                                                                    OCCU-
                    LOCATION OF       #  OF  DATE       PROPERTY   PANCY
PARTNERSHIP         PROPERTY          UNIT   ACQUIRED     COST      RATE
-----------         -----------       ----   --------   --------   -----
Nottingham          Pisgah, AL           18      6/92      717,067   100%
Cedar Hollow        Waterloo, NE         24      7/92      933,842   100%
Sunrise             Mission, SD          44      7/92    2,518,743    95%
Mountain City       Mountain City, TN    40      8/92    1,592,208   100%
Burbank             Falls City, NE       24      8/92      982,929    88%
Washington          Bloomfield, NE       24      9/92      965,249    88%
BrookStone          McCaysville, GA      40      9/92    1,457,493   100%
Tazewell            New Tazewell, TN     44      9/92    1,694,460   100%
N. Irvine           Irvine, KY           24      9/92    1,019,229    96%
Horton              Horton, KS           24      9/92      932,540    79%
Manchester          Manchester, GA       42      9/92    1,475,429    98%
Waynesboro          Waynesboro, GA       24      9/92      817,498   100%
Lakeland II         Lakeland, GA         30      9/92    1,009,647    93%
Mt. Vernon          Mt. Vernon, GA       24      9/92      900,526   100%
Meadow Run          Dawson, GA           48      9/92    1,744,840    98%
Spring Creek II     Quitman, GA          24      9/92      808,475   100%
Warm Springs        Warm Springs, GA     22      9/92      823,252   100%
Blue Ridge          Blue Ridge, GA       41      9/92    1,334,613    98%
Walnut              Elk Point, SD        24      9/92    1,000,898    71%
Pioneer             Mountain View, AR    48      9/92    1,333,338   100%
Dilley              Dilley, TX           28      9/92      889,050   100%
Elsa                Elsa, TX             40      9/92    1,340,481    95%
Clinch View         Gate City, VA        42      9/92    1,774,521    95%
Jamestown           Jamestown, TN        40      9/92    1,497,964    98%
Leander             Leander, TX          36      9/92    1,114,334   100%
Louisa Sr.          Louisa, KY           36      9/92    1,504,659   100%
Orchard Commons     Crab Orchard, KY     12      9/92      479,661   100%
Vardaman            Vardaman, MS         24      9/92      905,694   100%
Heritage Park       Paze, AZ             32      9/92    1,548,341    97%
BrooksHollow        Jasper, GA           40      9/92    1,438,920   100%
Cavalry Crossing    Ft. Scott, KS        40      9/92    1,767,986   100%
Carson City         Carson City, KS      24     11/92      957,011   100%
Matteson            Capa, KS             24     11/92      937,622    83%
Pembroke            Pembroke, KY         16     12/92      623,304    94%
Robynwood           Cynthiana, KY        24     12/92    1,011,684    96%
Atoka               Atoka, OK            24      1/93      835,334   100%
Coalgate            Coalgate, OK         24      1/93      828,505    92%
Hill Creek          West Blocton, AL     24     11/93      956,252    96%
Cardinal            Mountain Home, AR    32     11/93      781,435    91%
                                       ----             ----------
                                      1,195             45,255,034
                                       ====             ==========

An average effective rental per unit is $3,291 per year ($274 per month).

SERIES 8

                                                                    OCCU-
                  LOCATION OF         #   OF     DATE  PROPERTY    PANCY
PARTNERSHIP       PROPERTY            UNIT   ACQUIRED    COST       RATE
-----------       -----------         -----  --------  --------    ------
Purdy             Purdy, MO               16    12/92     567,208     88%
Galena            Galena, KS              24    12/92     750,586    100%
Antlers 2         Antlers, OK             24     1/93     787,859     96%
Holdenville       Holdenville, OK         24     1/93     892,598    100%
Wetumka           Wetumka, OK             24     1/93     812,853    100%
Mariners Cove     Marine City, MI         32     1/93   1,270,387    100%
Mariners Cove Sr. Marine City, MI         24     1/93     986,612    100%
Antlers           Antlers, OK             36     3/93   1,321,039     97%
Bentonville       Bentonville, AR         24     3/93     758,489     92%
Deerpoint         Elgin, AL               24     3/93     932,474     75%
Aurora            Aurora, MO              28     3/93     883,448     96%
Baxter            Baxter Springs, KS      16     4/93     533,085     94%
Arbor Gate        Bridgeport, AL          24     5/93     918,303     83%
Timber Ridge      Collinsville, AL        24     5/93     895,627     67%
Concordia Sr.     Concordia, KS           24     5/93     826,389     92%
Mountainburg      Mountainburg, AR        24     6/93     883,990     88%
Lincoln           Pierre, SD              25     5/93   1,087,756    100%
Fox Ridge         Russellville, AL        24     6/93     902,785     92%
Meadow View       Bridgeport, NE          16     6/93     717,544     94%
Sheridan          Auburn, NE              16     6/93     746,553     94%
Morningside       Kenton, OH              32     6/93   1,186,041     97%
Grand Isle        Grand Isle, ME          16     6/93   1,200,210     56%
Meadowview        Van Buren, AR           29     8/93     994,717    100%
Taylor            Taylor, TX              44     9/93   1,530,768    100%
Brookwood         Gainesboro, TN          44     9/93   1,810,597    100%
Pleasant Valley   Lynchburg, TN           33     9/93   1,346,228    100%
Reelfoot          Ridgely, TN             20     9/93     814,568    100%
River Rest        Newport, TN             34     9/93   1,403,425     97%
Kirskville        Kirksville, MO          24     9/93     831,492    100%
Cimmaron          Arco, ID                24     9/93   1,093,428     92%
Kenton            Kenton, OH              46     9/93   1,768,061     96%
Lovingston        Lovingston, VA          64     9/93   2,726,198     97%
Pontotoc          Pontotoc, MS            36    10/93   1,326,113    100%
So. Brenchley     Rexburg, ID             30    10/93   1,548,673     97%
Hustonville       Hustonville, KY         16    10/93     695,605     81%
Northpoint        Jackson, KY             24    10/93   1,085,065    100%
Brooks Field      Louisville, GA          32    10/93   1,171,823     97%
Brooks Lane       Clayton, GA             36    10/93   1,348,191    100%
Brooks Point      Dahlonega, GA           41    10/93   1,657,691    100%
Brooks Run        Jasper, GA              24    10/93     923,814     75%
Logan Heights     Russellville, KY        24    11/93     951,730     71%
Lakeshore 2       Tuskegee, AL            36    12/93   1,415,885     89%
Cottondale        Cottondale, FL          25     1/94     948,318    100%
                                       -----          -----------
                                       1,207           47,254,226
                                      =====           ===========

An average effective rental per unit is $3,172 per year ($264 per month).

SERIES 9
                                                                    OCCU-
                  LOCATION OF         #   OF DATE         PROPERTY PANCY
PARTNERSHIP       PROPERTY            UNIT   ACQUIRED         COST  RATE
-----------       -----------         -----  --------     -------- ------
Jay               Jay, OK                 24     9/93      810,597    96%
Boxwood           Lexington, TX           24     9/93      770,939   100%
Stilwell 3        Stilwell, OK            16     9/93      587,132    94%
Arbor Trace       Lake Park, GA           24    11/93      918,358   100%
Arbor Trace 2     Lake Park, GA           42    11/93    1,806,434    95%
Omega             Omega, GA               36    11/93    1,407,304   100%
Cornell 2         Watertown, SD           24    11/93    1,151,558   100%
Elm Creek         Pierre, SD              24    11/93    1,176,660    88%
Marionville       Marionville, MO         20    11/93      696,720   100%
Lamar             Lamar, AR               24    12/93      904,325   100%
Mt. Glen          Heppner, OR             24    12/93    1,058,211    92%
Centreville       Centreville, AL         24    12/93      973,835    92%
Skyview           Troy, AL                36    12/93    1,395,127    89%
Sycamore          Coffeyville, KS         40    12/93    1,777,697   100%
Bradford          Cumberland, KY          24    12/93    1,055,632   100%
Cedar Lane        London, KY              24    12/93      995,281    96%
Stanton           Stanton, KY             24    12/93    1,001,158   100%
Abernathy         Abernathy, TX           24     1/94      781,898    96%
Pembroke          Pembroke, KY            24     1/94      998,687   100%
Meadowview        Greenville, AL          24     2/94    1,134,218    92%
Town Branch       Mt. Vernon, KY          24    12/93      984,410   100%
Fox Run           Ragland, AL             24     3/94      968,994    71%
Maple Street      Emporium, PA            32     3/94    1,701,192    88%
Manchester        Manchester, GA          18     5/94      737,525   100%
                                       -----            ----------
                                         624            25,793,892
                                       =====            ==========


An average effective rental per unit is $3,269 per year ($272 per month).

SERIES 10
                                                                    OCCU-
                  LOCATION OF         #   OF DATE       PROPERTY   PANCY
PARTNERSHIP       PROPERTY            UNIT   ACQUIRED     COST      RATE
-----------       -----------         -----  --------   --------   ------
Redstone          Challis, ID             24    11/93   1,119,414     96%
Albany            Albany, KY              24     1/94   1,029,662     96%
Oak Terrace       Bonifay, FL             18     1/94     664,297     94%
Wellshill         West Liberty, KY        32     1/94   1,345,844    100%
Applegate         Florence, AL            36     2/94   1,835,942     94%
Heatherwood       Alexander, AL           36     2/94   1,609,061     97%
Peachtree         Gaffney, SC             28     3/94   1,046,466     93%
Donna             Donna, TX               50     1/94   1,780,076    100%
Wellsville        Wellsville, NY          24     2/94   1,333,541    100%
Tecumseh          Tecumseh, NE            24     4/94   1,060,976     92%
Clay City         Clay City, KY           24     5/94   1,023,549     96%
Irvine West       Irvine, KY              24     5/94   1,088,804    100%
New Castle        New Castle, KY          24     5/94   1,021,516     96%
Stigler           Stigler, OK             20     7/94     754,056    100%
Courtyard         Huron, SD               21     8/94     765,467    100%
                                        ----           ----------
                                         409           17,478,671
                                        ====           ==========



An average effective rental per unit is $3,360 per year ($280 per month).

SERIES 11
                                                                    OCCU-
                  LOCATION OF         #   OF DATE      PROPERTY    PANCY
PARTNERSHIP       PROPERTY            UNIT   ACQUIRED  COST         RATE
-----------       -----------         -----  --------  --------    ------
Homestead         Pinetop, AZ             32     9/94   1,754,502    100%
Mountain Oak      Collinsville, AL        24     9/94     879,424     88%
Eloy              Eloy, AZ                24    11/94     924,865     96%
Gila Bend         Gila Bend, AZ           36    11/94   1,274,647     95%
Creekstone        Dallas, GA              40    12/94   2,008,604     98%
Tifton            Tifton, GA              36    12/94   1,679,707     94%
Cass Towne        Cartersville, GA        10    12/94     324,320     80%
Warsaw            Warsaw, VA              56    12/94   3,352,879    100%
Royston           Royston, GA             25    12/94     935,329    100%
Red Bud           Mokane, MO               8    12/94     301,117    100%
Cardinal          Mountain Home, AR       32    12/94     509,809     91%
Parsons           Parsons, KS             38    12/94   1,328,561     97%
                                        ----          -----------
                                         361           15,273,764
                                       ====           ===========




An average effective rental per unit is $3,861 per year ($322 per month).

A summary of the cost of the properties at December 31, 1998, 1997 and 1996 is as follows:
                                 12/31/98
                         SERIES 7           SERIES 8         SERIES 9
Land                           $  1,615,119  $    1,978,810    $ 1,099,659
Land Improvements                    80,236         425,076        178,022
Buildings                        41,955,360      43,302,724     23,565,995
Furniture and Fixtures            1,604,319       1,547,616        950,216
                                -----------  --------------    -----------
Properties, at Cost              45,255,034      47,254,226     25,793,892
Less: Accum.Depreciation          8,688,650       8,013,045      3,996,265
                                -----------  --------------   ------------
Properties, Net                $ 36,566,384 $    39,241,181   $ 21,797,627


                         SERIES 10          SERIES 11        TOTAL
Land                               $648,625    $    599,197       5,941,410
Land Improvements                    59,331               0         742,665
Buildings                        16,293,622      14,225,668     139,343,369
Furniture and Fixtures              477,090         448,900       5,028,141
                               ------------   -------------    ------------
Properties, at Cost              17,478,668      15,273,765     151,055,585
Less: Accum.Depreciation          2,238,601       1,745,396      24,681,957
                              -------------   -------------    ------------
Properties, Net                 $15,240,067    $ 13,528,369    $126,373,628

                                 12/31/97
                         SERIES 7           SERIES 8         SERIES 9
Land                            $ 1,615,119     $ 1,978,810     $ 1,099,659
Land Improvements                    78,933         425,076         178,022
Buildings                        41,938,629      43,289,922      23,558,060
Furniture and Fixtures            1,593,970       1,517,796         916,152
                                -----------     -----------     -----------
Properties, at Cost              45,226,651     $47,211,604     $25,751,893
Less: Accum.Depreciation          7,267,152       6,410,571       3,111,495
                                -----------     -----------     -----------
Properties, Net                 $37,959,499     $40,801,033     $22,640,398
                                ===========     ===========     ===========


                         SERIES 10          SERIES 11        TOTAL
Land                            $   648,625     $   599,197    $  5,941,410
Land Improvements                    58,185               0         740,216
Buildings                        16,279,503      14,270,891     139,337,005
Furniture and Fixtures              453,895         361,272       4,843,085
                                -----------     -----------    ------------
Properties, at Cost             $17,440,208     $15,231,360    $150,861,716
Less: Accum.Depreciation          1,734,926       1,240,103      19,764,247
                                -----------     -----------    ------------
Properties, Net                 $15,705,282     $13,991,257    $131,097,469
                                ===========     ===========    ============

                                 12/31/96

                         SERIES 7           SERIES 8         SERIES 9
Land                            $ 1,615,119     $ 1,978,810     $ 1,099,659
Land Improvements                    87,542         411,365         174,250
Buildings                        45,053,147      43,294,684      23,548,626
Furniture and Fixtures            1,412,182       1,469,856         898,992
                                -----------     -----------     -----------
Properties, at Cost             $45,167,990     $47,154,715     $25,721,527
Less: Accum.Depreciation          5,712,059       4,790,218       2,212,706
                                -----------     -----------     -----------
Properties, Net                 $39,455,931     $42,364,497     $23,508,821
                                ===========     ===========     ===========

                         SERIES 10          SERIES 11        TOTAL
Land                            $   648,625     $   599,470    $  5,941,683
Land Improvements                    57,572               0         730,729
Buildings                        16,312,322      14,291,880     139,500,659
Furniture and Fixtures              412,688         327,601       4,521,319
                                -----------     -----------    ------------
Properties, at Cost             $17,431,207     $15,218,951    $150,694,390
Less: Accum.Depreciation          1,230,341         738,925      14,684,249
                                -----------     -----------    ------------
Properties, Net                 $16,200,866     $14,480,026    $136,010,141
                                ===========     ===========    ============

Item 3.  Legal Proceedings

  Gateway is not a party to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

   As of March 31, 1999, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

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

       (b)  Approximate Number of Equity Security Holders:

                                   Number of Holders
Title of Class                     as of March 31, 1999
Limited Partner Interest                     2,266
General Partner Interest                         2

Item 6.  Selected Financial Data
FOR THE YEARS ENDED MARCH 31,
  SERIES 7       1999        1998        1997       1996         1995
                 ----        ----        ----       ----         ----
Total
Revenues      $   43,550  $   44,592   $   43,466  $   54,373   $   64,102

Net Loss        (812,428) (1,010,863)  (1,026,918) (1,014,650)  (1,187,932)
Equity in
Losses of
Project
Partnerships    (718,721)   (909,991)    (936,184)   (936,257)  (1,118,343)
Total Assets   3,481,841   4,255,853    5,218,302   6,203,282    7,167,131
Investments
In Project
Partnerships   2,749,505   3,517,852    4,483,546   5,464,982    6,022,991
Per Weighted
Average
Limited
Partnership
Unit: (A)

Tax Credits       161.40      161.50       160.60      153.40       140.20
Portfolio
   Income          11.20       10.30         9.80        9.60         8.90
Passive Loss     (112.50)    (117.30)     (113.20)    (121.90)     (131.60)

Net Loss          (77.37)     (96.27)      (97.81)     (96.63)     (113.14)


FOR THE YEARS ENDED MARCH 31,
  SERIES 8       1999        1998        1997       1996         1995
                 ----        ----        ----       ----         ----
Total
Revenues       $   45,764  $   46,987   $   48,637  $   46,431   $   67,069

Net Loss       (1,055,240) (1,060,938)  (1,089,189) (1,201,546)  (1,076,492)
Equity in
Losses of
Project
Partnerships     (960,106)   (963,455)    (999,833) (1,110,855)    (996,606)
Total Assets    3,435,008   4,446,829    5,451,625   6,480,200    7,853,765
Investments
In Project
Partnerships    2,612,574   3,608,229    4,614,122   5,658,160    6,909,627
Per Weighted
Average
Limited
Partnership
Unit: (A)

Tax Credits        160.80      160.80       159.20      143.80       104.62
Portfolio
   Income           10.60       10.60         8.90        8.00         9.50
Passive Loss      (137.00)    (130.60)     (138.30)    (131.60)     (125.50)

Net Loss          (104.99)    (105.56)     (108.37)    (119.55)     (107.11)



FOR THE YEARS ENDED MARCH 31,
  SERIES 9       1999        1998        1997       1996         1995
                 ----        ----        ----       ----         ----
Total
Revenues       $   24,872  $   25,209   $   25,848  $   29,092   $   56,756

Net Loss         (570,231)   (512,506)    (557,202)   (504,713)    (290,577)
Equity in
Losses of
Project
Partnerships     (517,316)   (459,629)    (506,807)   (458,221)    (271,414)
Total Assets    3,289,179   3,830,465    4,307,579   4,824,662    5,615,793
Investments
In Project
Partnerships    2,818,653   3,363,377    3,848,367   4,397,301    4,901,634
Per Weighted
Average
Limited
Partnership
Unit: (A)

Tax Credits        153.40      153.40       153.30      143.10        50.40
Portfolio
   Income           10.10        9.10         8.10        8.50        12.30
Passive Loss      (106.70)    (100.80)     (108.70)    (102.70)      (61.20)

Net Loss           (90.27)     (81.13)      (88.20)     (79.90)      (46.00)




FOR THE YEARS ENDED MARCH 31,
  SERIES 10      1999        1998        1997       1996         1995
                 ----        ----        ----       ----         ----
Total
Revenues       $   24.421  $   24,885   $   24,953  $   27,591   $   62,023

Net Loss         (264,781)   (224,779)    (214,923)   (189,034)    (110,564)
Equity in
Losses of
Project
Partnerships     (237,276)   (195,183)    (190,191)   (167,857)    (121,762)
Total Assets    3,523,986   3,784,494    4,006,856   4,203,400    4,537,644
Investments
In Project
Partnerships    3,086,492   3,352,669    3,571,518   3,788,041    3,966,411
Per Weighted
Average
Limited
Partnership
Unit: (A)

Tax Credits        149.60      149.60       149.60      139.10        47.40
Portfolio
   Income           11.10        9.70         8.88        8.80        18.70
Passive Loss       (89.60)     (82.30)      (79.00)     (79.80)      (39.30)

Net Loss           (51.98)     (44.13)      (42.19)     (37.11)      (21.71)



FOR THE YEARS ENDED MARCH 31,
  SERIES 11      1999        1998        1997       1996         1995
                 ----        ----        ----       ----         ----
Total
Revenues       $   27,001  $   26,502   $   30,465  $   69,130   $  158,326

Net Loss         (152,545)   (183,183)    (196,029)   (108,465)     136,410
Equity in
Losses of
Project
Partnerships     (128,802)   (163,364)    (182,485)   (134,308)      (9,886)
Total Assets    4,163,711   4,314,491    4,487,039   4,962,767    5,619,288
Investments
In Project
Partnerships    3,701,295   3,861,731    4,070,301   4,340,316    3,771,207
Per Weighted
Average
Limited
Partnership
Unit: (A)

Tax Credits        145.70      146.20        57.50       32.70          .00
Portfolio
   Income           10.80        9.50        11.00       20.70        24.40
Passive Loss       (51.20)     (58.40)      (57.50)     (37.60)       (2.40)

Net Loss           (29.46)     (35.57)      (37.85)     (20.94)       26.34


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

    As disclosed on the statement of operations for each Series, except as described below, interest income is comparable for the years ended March 31, 1999, March 31, 1998 and March 31, 1997. General and Administrative expenses - General Partner and General and Administrative expenses - Other for the year ended March 31, 1999 are comparable to March 31, 1998 and March 31, 1997.

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

    Series 7 - Gateway closed this series on October 16, 1992 after receiving $10,395,000 from 635 Limited Partner investors. As of March 31, 1999, the series had invested $7,732,089 in 39 Project Partnerships located in 14 states containing 1,195 apartment units. Average occupancy of the Project Partnerships was 96% at December 31, 1998.

   The Equity in Losses of Project Partnerships decreased from $909,991 for the year ended March 31, 1998 to $718,721 for the year ended March 31, 1999 as a result of not including losses of $171,315, as these losses would reduce the investment in certain Project Partnerships below zero. Equity in losses of Project Partnerships for the year ended March 31, 1998 of $909,991 were comparable to the Equity in losses of Project Partnerships of $936,184 for the year ended March 31, 1997 In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. (These Project Partnerships reported depreciation and amortization of $1,625,748, $1,573,077 and $1,525,659 for the periods ended December 31,
1996, 1997 and 1998, respectively.) As a result, management expects that this Series, as well as the Series described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections. However, one Project Partnership experienced significant operating problems worth noting.

    At March 31, 1999, the Series had $299,313 of short-term investments (Cash and Cash Equivalents). It also had $433,023 in Zero Coupon
Treasuries with annual maturities providing $53,000 in fiscal year 1999 increasing to $86,000 in fiscal year 2008. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

    As disclosed on the statement of cash flows, the Series had a net loss of $812,428 for the year ending March 31, 1999. However, after adjusting for Equity in Losses of Project Partnerships of $718,721 and the changes in operating assets and liabilities, net cash used in operating activities was $51,662 of which $46,140 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $64,869 consisting of $30,427 in cash distributions from the Project Partnerships and $34,442 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

   A Project Partnership located in Elk Point, SD experienced cash shortages from operations in 1998 due to low occupancy. The local general partner has funded the deficit by lending $5,000 in 1997 and $2,570 in 1998 and has deferred management fees of $10,000 in 1998. In 1998 Management withdrew $14,000 from the property's replacement reserve account to perform
major repairs and to pay real estate taxes.   Occupancy was 88% at March
31, 1999. Management does not expect any materially adverse effect to Gateway from this Project Partnership.

   A Project Partnership located in Bloomfield, NE experienced cash shortages from operations in 1998 due to low occupancy. The local general partner has deferred management fees of $9,000 in 1998 to assist in funding the operating deficit. Occupancy was 84% at June 30, 1998. The project received approval for a $15 per unit rent increase as of January 1999. Management does not expect any materially adverse effect to Gateway from this Project Partnership.

    Series 8 - Gateway closed this Series on June 28, 1993 after receiving $9,980,000 from 664 Limited Partner investors. As of March 31, 1999, the series had invested $7,586,105 in 43 Project Partnerships located in 18 states containing 1,207 apartment units. Average occupancy of the Project Partnerships was 94% at December 31, 1998.

    Equity in losses of Project Partnerships for the year ended March 31, 1999 of $960,106 was comparable to the years ended March 31, 1998 and 1997. (These Project Partnerships reported depreciation and amortization of $1,652,936, $1,627,815 and $1,609,164 for the periods ended December 31,
1996, 1997 and 1998, respectively.) Overall management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

    At March 31, 1999, the Series had $411,602 of short-term investments (Cash and Cash Equivalents). It also had $410,832 in Zero Coupon
Treasuries with annual maturities providing $48,000 in fiscal year 1999 increasing to $82,000 in fiscal year 2008. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

    As disclosed on the statement of cash flows, the Series had a net loss of $1,055,240 for the year ending March 31, 1999. However, after adjusting for Equity in Losses of Project Partnerships of $960,106 and the changes in operating assets and liabilities, net cash used in operating activities was $50,903 of which $44,667 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $51,778 consisting of $19,483 received in cash distributions from the Project Partnerships and $32,295 from matured Zero Coupon Treasuries. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee. There were no unusual events or trends to describe.

   A Project Partnership located in Russellville, KY experienced cash shortages from operations in 1998 due to low occupancy. The local general partner has funded the deficit by lending $12,300 in 1998. We are in discussion with the local general partner regarding working toward a permanent solution. Management does not expect any materially adverse effect to Gateway from this Project Partnership.

    Series 9 - Gateway closed this Series on September 30, 1993 after receiving $6,254,000 from 406 Limited Partner investors. As of March 31, 1999, the series had invested $4,914,116 in 24 Project Partnerships located in 11 states containing 624 apartment units. Average occupancy of the Project Partnerships was 95% at December 31, 1998.

    Equity in losses of Project Partnerships of $517,316 for the year ended March 31, 1999 were comparable to $459,629 for the year ended March 31, 1998 and to $506,807 for the year ended March 31, 1997. (These Project Partnerships reported depreciation and amortization of $913,666, $901,709, and $887,635 for the years ended December 31, 1996, 1997 and 1998, respectively.) Overall management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

    At March 31, 1999, the Series had $195,618 of short-term investments (Cash and Cash Equivalents). It also had $274,908 in Zero Coupon
Treasuries with annual maturities providing $31,000 in fiscal year 1999 increasing to $47,000 in fiscal year 2009. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

    As disclosed on the statement of cash flows, the Series had net loss of $570,231 for the period ending March 31, 1999. After adjusting for Equity in Losses of Project Partnerships of $517,316 and the changes in operating assets and liabilities, net cash used in operating activities was $25,522 of which $19,164 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $41,036 consisting of $18,805 received in cash distributions from the Project Partnerships and $22,231 from matured Zero Coupon Treasuries. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee. There were no unusual events or trends to describe.

    Series 10 - Gateway closed this Series on January 21, 1994 after receiving $5,043,000 from 325 Limited Partner investors. As of March 31, 1999, the series had invested $3,914,672 in 15 Project Partnerships located in 10 states containing 409 apartment units. Average occupancy of the Project Partnerships was 97% at December 31, 1998.

       Equity in losses of Project Partnerships of $237,276 for the year ended March 31, 1999 were comparable to $195,183 for the year ended March 31, 1998 and to $190,191 for the year ended March 31, 1997. (These Project Partnerships reported depreciation and amortization of $516,816, $511,020 and $511,296 for the years ended December 31, 1996, 1997, and 1998 respectively.) Overall management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

    At March 31, 1999, the Series had $216,566 of short-term investments (Cash and Cash Equivalents). It also had $220,928 in Zero Coupon
Treasuries with annual maturities providing $24,000 in fiscal year 1999 increasing to $40,000 in fiscal year 2010. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

    As disclosed on the statement of cash flows, the Series had net loss of $264,781 for the year ending March 31, 1999. After adjusting for Equity in Losses of Project Partnerships of $237,276 and the changes in operating assets and liabilities, net cash used in operating activities was $27,784 of which $27,978 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $41,915 consisting of $23,972 received in cash distributions from the Project Partnerships, $17,943 from matured Zero Coupon Treasuries. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee. There were no unusual events or trends to describe.

   Series 11 - Gateway closed this Series on April 29, 1994 after receiving $5,127,000 from 330 Limited investors. As of March 31, 1999 the series had invested $4,128,042 in 12 Project Partnerships located in 7 states containing 361 apartments. Average occupancy of the Project Partnerships was 96% at December 31, 1998.

   Equity in losses of Project Partnerships decreased from $182,485 for the year ended March 31, 1997 to $163,364 for the year ended March 31, 1998 to $128,802 for the year ended March 31, 1999 as certain of the properties have begun to generate net income. (These Project Partnerships reported depreciation and amortization of $537,223, $506,631 and $510,062 for the periods ended December 31, 1996, 1997 and 1998.) Overall management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

    At March 31, 1999, the Series had $223,024 of short-term investments (Cash and Cash Equivalents). It also had $239,392 in Zero Coupon
Treasuries with annual maturities providing $24,000 in fiscal year 1999 increasing to $44,000 in fiscal year 2010. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

    As disclosed on the statement of operations interest income decreased from $30,465 for the year ended March 31, 1997 to $26,502 for the year ended March 31, 1998 due to the lowering of the average cash balance available for investment. Interest income of $27,001 for the year ended March 31, 1999 was comparable to the year ended March 31, 1998.

    As disclosed on the statement of cash flows, the Series had net loss of $152,545 for the year ending March 31, 1999. After adjusting for Equity in Losses of Project Partnerships of $128,802 and the changes in operating assets and liabilities, net cash used in operating activities was $16,475 of which $24,581 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $36,547 consisting of $16,873 from matured Zero Coupon Treasures and $19,674 received in cash distributions from Project Partnerships. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee. There were no unusual events or trends to describe.


Item 8.  Financial Statements and Supplementary Data

                INDEPENDENT AUDITOR'S REPORT


To the Partners of Gateway Tax Credit Fund III Ltd.

 We have audited the accompanying balance sheets of each of the five Series (Series 7 through 11) constituting Gateway Tax Credit Fund III Ltd. (a Florida Limited Partnership) as of March 31, 1999 and 1998 and the related statements of operations, partners' equity, and cash flows of each of the five Series for each of the periods presented. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain underlying Project
Partnerships owned by Gateway Tax Credit Fund III Ltd. for each of the periods presented, the investments in which are recorded using the equity method of accounting. The investments in these partnerships total the following as of March 31, 1999 and 1998 and the equity in their losses total for each of the periods indicated:
               Assets                   Partnership Loss
              March 31,               Year Ended March 31,
              ---------               ---------------------
             1999        1998          1999        1998         1997
             ----        ----          ----        ----         ----

Series 7   $1,861,653  $2,354,160      $386,712    $536,596     $583,264
Series 8    1,714,808   2,265,382       363,389     516,746      515,494
Series 9    1,369,649   1,675,647       137,114     128,053      121,527
Series 10   2,029,179   2,113,609        62,725      65,059       16,712
Series 11   3,123,469   3,282,263       130,338     148,066      166,817


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

 In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of each of the five Series (Series 7 through 11) constituting Gateway Tax Credit Fund III Ltd. as of March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the periods presented, in conformity with generally accepted accounting principles.

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

Clearwater, Florida
July 6, 1999

PART I - Financial Information
 Item 1.  Financial Statements
                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS
                          MARCH 31, 1999 AND 1998

SERIES 7                                           1999           1998
                                                   ----           ----

ASSETS
Current Assets:
 Cash and Cash Equivalents                         $ 299,313    $  286,106
 Investments in Securities                            50,412        47,675
                                                 -----------   -----------
  Total Current Assets                               349,725       333,781

 Investments in Securities                           382,611       404,220
 Investments in Project Partnerships, Net          2,749,505     3,517,852
                                                 -----------   -----------
    Total Assets                                   3,481,841    $4,255,853
                                                  ==========   ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                          52,109        55,760
                                                 -----------   -----------
  Total Current Liabilities                           52,109        55,760

Long-Term Liabilities:
 Payable to General Partners                         268,953       226,886
                                                 -----------   -----------
Partners' Equity:
Limited Partners (10,395 units for Series 7,
9,980 for Series 8, 6,254 for Series 9,
5,043 for Series 10 and 5,127 for
Series 11 at March 31, 1999 and 1998)              3,220,449     4,024,753
General Partners                                     (59,670)      (51,546)
                                                 -----------   -----------
  Total Partners' Equity                           3,160,779     3,973,207
                                                 -----------   -----------
    Total Liabilities and Partners' Equity         3,481,841    $4,255,853
                                                 ===========   ===========



              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS
                          MARCH 31, 1999 AND 1998

SERIES 8                                             1999         1998
                                                     ----         ----
ASSETS
Current Assets:
 Cash and Cash Equivalents                         $  411,602    $  410,727
 Investments in Securities                             45,734        42,967
                                                   ----------   -----------
  Total Current Assets                                457,336       453,694

 Investments in Securities                            365,098       384,906
 Investments in Project Partnerships, Net           2,612,574     3,608,229
                                                   ----------   -----------
    Total Assets                                    3,435,008    $4,446,829
                                                   ==========   ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                           42,668        46,515
                                                   ----------    ----------
  Total Current Liabilities                            42,668        46,515

Long-Term Liabilities:
 Payable to General Partners                          316,373       269,107

Partners' Equity:
Limited Partners (10,395 units for Series 7,
9,980 for Series 8, 6,254 for Series 9,
   5,043 for Series 10 and 5,127 for
   Series 11 at March 31, 1999 and 1998)            3,132,833     4,177,520
General Partners                                      (56,866)      (46,313)
                                                  -----------   -----------
  Total Partners' Equity                            3,075,967     4,131,207
                                                  -----------   -----------
    Total Liabilities and Partners' Equity          3,435,008    $4,446,829
                                                  ===========   ===========


              See accompanying notes to financial statements.



                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS
                          MARCH 31, 1999 AND 1998

SERIES 9                                             1999         1998
                                                     ----         ----
ASSETS
Current Assets:
 Cash and Cash Equivalents                         $  195,618     $  180,104
 Investments in Securities                             29,663         27,803
                                                  -----------    -----------
  Total Current Assets                                225,281        207,907

 Investments in Securities                            245,245        259,181
 Investments in Project Partnerships, Net           2,818,653      3,363,377
                                                  -----------    -----------
    Total Assets                                    3,289,179     $3,830,465
                                                  ===========    ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                           24,561         26,911
                                                  -----------    -----------
  Total Current Liabilities                            24,561         26,911

Long-Term Liabilities:
 Payable to General Partners                          183,028        151,733

Partners' Equity:
Limited Partners (10,395 units for Series 7,
9,980 for Series 8, 6,254 for Series 9,
5,043 for Series 10 and 5,127 for Series 11
at March  31, 1999 and 1998)                        3,105,611      3,670,140
General Partners                                      (24,021)       (18,319)
                                                  -----------    -----------
  Total Partners' Equity                            3,081,590      3,651,821
                                                  -----------    -----------
    Total Liabilities and Partners' Equity          3,289,179    $ 3,830,465
                                                  ===========   ============

              See accompanying notes to financial statements.


                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS
                          MARCH 31, 1999 AND 1998

SERIES 10                                            1999          1998
                                                     ----          ----
ASSETS
Current Assets:
 Cash and Cash Equivalents                         $  216,566     $  202,435
 Investments in Securities                             22,855        22,865
                                                  -----------   -----------
  Total Current Assets                                239,421       225,300

 Investments in Securities                            198,073       206,525
 Investments in Project Partnerships, Net           3,086,492     3,352,669
                                                  -----------   -----------
    Total Assets                                    3,523,986    $3,784,494
                                                  ===========   ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                           28,101        30,279
                                                  -----------   -----------
    Total Current Liabilities                          28,101        30,279

Long-Term Liabilities:
 Payable to General Partners                           51,557        45,106

Partners' Equity:
Limited Partners (10,395 units for Series 7,
9,980 for Series 8, 6,254 for Series 9,
5,043 for Series 10 and 5,127 for
  Series 11 at March 31, 1999 and 1998)             3,454,065     3,716,198
General Partners                                       (9,737)       (7,089)
                                                  -----------   -----------
  Total Partners' Equity                            3,444,328     3,709,109
                                                  -----------   -----------
    Total Liabilities and Partners' Equity          3,523,986    $3,784,494
                                                  ===========   ===========


              See accompanying notes to financial statements.



                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS
                          MARCH 31, 1999 AND 1998

SERIES 11                                           1999           1998
                                                    ----           ----
ASSETS
Current Assets:
 Cash and Cash Equivalents                         $  223,024    $  208,198
 Investments in Securities                             22,713        21,794
                                                  -----------   -----------
  Total Current Assets                                245,737       229,992

 Investments in Securities                            216,679       222,768
 Investments in Project Partnerships, Net           3,701,295     3,861,731
                                                 ------------   -----------
    Total Assets                                    4,163,711    $4,314,491
                                                 ============   ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                           27,805        29,179
                                                 ------------    ----------
  Total Current Liabilities                            27,805        29,179

Long-Term Liabilities:
 Payable to General Partners                           20,638        17,499

Partners' Equity:
Limited Partners (10,395 units for Series 7,
9,980 for Series 8, 6,254 for Series 9,
  5,043 for Series 10 and 5,127 for Series 11
at March 31, 1999 and 1998                          4,120,106     4,271,126
General Partners                                       (4,838)       (3,313)
                                                 ------------   -----------
  Total Partners' Equity                            4,115,268     4,267,813
                                                 ------------   -----------
    Total Liabilities and Partners' Equity          4,163,711    $4,314,491
                                                 ============   ===========


              See accompanying notes to financial statements.



                      GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS
                          MARCH 31, 1999 AND 1998

TOTAL SERIES 7 -11                                1999           1998
                                                  ----           ----
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $ 1,346,123    $ 1,287,570
 Investments in Securities                          171,377        163,104
                                               ------------   ------------
  Total Current Assets                            1,517,500      1,450,674

 Investments in Securities                        1,407,706      1,477,600
 Investments in Project Partnerships, Net        14,968,519     17,703,858
                                               ------------   ------------
    Total Assets                                 17,893,725    $20,632,132
                                               ============   ============
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                        175,244        188,644
                                               ------------   ------------
  Total Current Liabilities                         175,244        188,644

Long-Term Liabilities:
 Payable to General Partners                        840,549        710,331

Partners' Equity:
Limited Partners (10,395 units for Series 7,
9,980 for Series 8, 6,254 for Series 9,
5,043 for Series 10 and 5,127 for Series
11 at March 31, 1999 and 1998)                   17,033,063     19,859,737
General Partners                                   (155,131)      (126,580)
                                               ------------   ------------
  Total Partners' Equity                         16,877,932     19,733,157
                                               ------------   ------------
    Total Liabilities and Partners' Equity       17,893,725    $20,632,132
                                               ============   ============


              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                       FOR THE YEAR ENDED MARCH 31,
SERIES 7                           1999           1998           1997
                                   ----           ----           ----
Revenues:
 Interest Income                 $    43,550    $    44,592    $    43,466

Expenses:
 Asset Management Fee-General
 Partner                              88,207         88,433         80,591
 General and Administrative:
  General Partner                     13,177         14,380         12,039
  Other                               16,673         21,005         19,895
 Amortization                         19,200         21,646         21,675
                                 -----------   ------------   ------------
  Total Expenses                     137,257        145,464        134,200

Loss Before Equity in Losses
 of Project Partnerships             (93,707)      (100,872)       (90,734)
Equity in Losses of Project
 Partnerships                       (718,721)      (909,991)      (936,184)
                                ------------   ------------   ------------
Net Loss                            (812,428)   $(1,010,863)   $(1,026,918)
                                ============   ============   ============
Allocation of Net Loss:
 Assignees                          (804,304)    (1,000,754)    (1,016,649)
 General Partners                     (8,124)       (10,109)       (10,269)
                                ------------   ------------   ------------
                                    (812,428)   $(1,010,863)   $(1,026,918)
                                ============   ============   ============
Net Loss Per Beneficial
Assignee Certificate             $    (77.37)   $    (96.27)   $    (97.80)
Number of Beneficial Assignee   ============   ============   ============
Certificates Outstanding              10,395         10,395         10,395
                                ============   ============   ============



              See accompanying notes to financial statements.



                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                       FOR THE YEAR ENDED MARCH 31,
SERIES 8                           1999           1998           1997
                                   ----           ----           ----
Revenues:
 Interest Income                  $   45,764    $    46,987     $    48,637

Expenses:
 Asset Management Fee-General
 Partner                              91,933         92,191          88,857
 General and Administrative:
  General Partner                     14,528         15,855          13,275
  Other                               18,371         21,722          21,160
 Amortization                         16,066         14,702          14,701
                                 -----------   ------------    ------------
  Total Expenses                     140,898        144,470         137,993

Loss Before Equity in Losses
 of Project Partnerships             (95,134)       (97,483)        (89,356)
Equity in Losses of Project
 Partnerships                       (960,106)      (963,455)       (999,833)
                                 -----------   ------------    ------------
Net Loss                          (1,055,240)   $(1,060,938)     (1,089,189)
                                 ===========   ============    ============
Allocation of Net Loss:
 Assignees                        (1,044,688)    (1,050,329)     (1,078,297)
 General Partners                    (10,552)       (10,609)        (10,892)
                                 -----------   ------------    ------------
                                  (1,055,240)   $(1,060,938)    $(1,089,189)
                                 ===========   ============    ============
Net Loss Per Beneficial
Assignee Certificate              $  (104.99)   $   (105.56)    $   (108.37)
Number of Beneficial Assignee    ===========   ============    ============
Certificates Outstanding               9,950          9,950           9,950
                                 ===========   ============    ============


              See accompanying notes to financial statements.



                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                       FOR THE YEAR ENDED MARCH 31,

SERIES 9                           1999             1998           1997
                                   ----             ----           ----
Revenues:
 Interest Income                  $    24,872     $    25,209    $    25,848

Expenses:
 Asset Management Fee-General
 Partner                               50,458          50,592         49,594
 General and Administrative:
  General Partner                       8,109           8,849          7,410
  Other                                10,618          12,575         12,122
 Amortization                           8,602           6,070          7,117
                                   ----------    ------------   ------------
  Total Expenses                       77,787          78,086         76,243

Loss Before Equity in Losses
 of Project Partnerships              (52,915)        (52,877)       (50,395)
Equity in Losses of Project
 Partnerships                        (517,316)       (459,629)      (506,807)
                                   ----------     -----------    -----------
Net Loss                            $(570,231)     $ (512,506)    $ (557,202)
                                   ==========     ===========    ===========
Allocation of Net Loss:
 Assignees                           (564,529)       (507,381)      (551,630)
 General Partners                      (5,702)         (5,125)        (5,572)
                                   ----------     -----------    -----------
                                    $(570,231)     $ (512,506)    $ (557,202)
                                   ==========     ===========    ===========
Net Loss Per Beneficial
Assignee Certificate                $  (90.27)     $   (81.13)    $   (88.20)
Number of Beneficial Assignee      ==========     ===========    ===========
Certificates Outstanding                6,254           6,254          6,254
                                   ==========     ===========    ===========




              See accompanying notes to financial statements.



                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                       FOR THE YEAR ENDED MARCH 31,

SERIES 10                          1999             1998           1997
                                   ----             ----           ----
Revenues:
 Interest Income                $      24,421     $    24,885    $    24,953

Expenses:
 Asset Management Fee-General
 Partner                               34,427          34,101         30,997
 General and Administrative:
  General Partner                       5,068           5,531          4,630
  Other                                 7,500           9,031          8,221
 Amortization                           4,931           5,818          5,837
                                   ----------     -----------   ------------
  Total Expenses                       51,926          54,481         49,685

Loss Before Equity in Losses
 of Project Partnerships              (27,505)        (29,596)       (24,732)
Equity in Losses of Project
 Partnerships                        (237,276)       (195,183)      (190,191)
                                   ----------     -----------    -----------
Net Loss                            $(264,781)     $ (224,779)    $ (214,923)
                                   ==========     ===========    ===========
Allocation of Net Loss:
 Assignees                           (262,133)       (222,531)      (212,774)
 General Partners                      (2,648)         (2,248)        (2,149)
                                   ----------     -----------    -----------
                                    $(264,781)     $ (224,779)    $ (214,923)
                                   ==========     ===========    ===========
Net Loss Per Beneficial
Assignee Certificate                $  (51.98)     $   (44.13)    $   (42.19)
Number of Beneficial Assignee      ==========     ===========    ===========
Certificates Outstanding                5,043           5,043          5,043
                                   ==========     ===========    ===========




              See accompanying notes to financial statements.



                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                       FOR THE YEAR ENDED MARCH 31,

SERIES 11                          1999             1998           1997
                                   ----             ----           ----
Revenues:
 Interest Income                 $     27,001     $    26,502    $    30,465

Expenses:
 Asset Management Fee-General
 Partner                               27,721          27,281         24,797
 General and Administrative:
  General Partner                       4,054           4,424          3,702
  Other                                 7,007           8,124          8,322
 Amortization                          11,962           6,492          7,188
                                  -----------    ------------   ------------
  Total Expenses                       50,744          46,321         44,009

Loss Before Equity in Losses
 of Project Partnerships              (23,743)        (19,819)       (13,544)
Equity in Losses of Project
 Partnerships                        (128,802)       (163,364)      (182,485)
                                   ----------     -----------    -----------
Net Loss                            $(152,545)     $ (183,183)    $ (196,029)
                                   ==========     ===========    ===========
Allocation of Net Loss:
 Assignees                           (151,020)       (181,351)      (194,069)
 General Partners                      (1,525)         (1,832)        (1,960)
                                   ----------     -----------    -----------
                                    $(152,545)     $ (183,183)    $ (196,029)
                                   ==========     ===========    ===========
Net Loss Per Beneficial
Assignee Certificate                $  (29.46)     $   (35.37)    $   (37.85)
Number of Beneficial Assignee      ==========     ===========    ===========
Certificates Outstanding                5,127           5,127          5,127
                                   ==========     ===========    ===========



              See accompanying notes to financial statements.



                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                       FOR THE YEAR ENDED MARCH 31,

TOTAL SERIES 7 - 11                1999             1998          1997
                                   ----             ----          ----
Revenues:
 Interest Income                   $  165,608      $  168,175    $  173,369

Expenses:
 Asset Management Fee-General
 Partner                               292,746         292,598       274,836
 General and Administrative:
  General Partner                      44,936          49,039        41,056
  Other                                60,169          72,457        69,720
 Amortization                          60,761          54,728        56,518
                                 ------------     -----------   -----------
  Total Expenses                      458,612         468,822       442,130

Loss Before Equity in Losses
 of Project Partnerships             (293,004)       (300,647)     (268,761)
Equity in Losses of Project
 Partnerships                      (2,562,221)     (2,691,622)   (2,815,500)
                                -------------    ------------  ------------
Net Loss                        $  (2,855,225)    $(2,992,269)  $(3,084,261)
                                =============    ============  ============
Allocation of Net Loss:
 Assignees                         (2,826,674)     (2,962,346)   (3,053,419)
 General Partners                     (28,551)        (29,923)      (30,842)
                                -------------    ------------  ------------
                                $  (2,855,225)    $(2,992,269)  $(3,084,261)
                                =============    ============  ============






              See accompanying notes to financial statements.



                      GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

            FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997:



                                Limited         General
SERIES 7                        Partners        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1996       $ 6,042,156    $   (31,168)     $ 6,010,988

Net Loss                         (1,016,649)       (10,269)      (1,026,918)
                               ------------    ------------    ------------

Balance at March 31, 1997         5,025,507        (41,437)       4,984,070

Net Loss                         (1,000,754)       (10,109)      (1,010,863)
                               ------------    ------------    ------------

Balance at March 31, 1998       $ 4,024,753    $   (51,546)     $ 3,973,207

Net Loss                           (804,304)        (8,124)        (812,428)
                               ------------    ------------    ------------

Balance at March 31, 1999       $ 3,220,449    $   (59,670)     $ 3,160,779
                              =============    ============    ============


      See accompanying notes to financial statements.






                      GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

            FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997:



                                Limited         General
SERIES 8                        Partners        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1996       $ 6,306,146    $   (24,812)     $ 6,281,334

Net Loss                         (1,078,297)       (10,892)      (1,089,189)
                               ------------    ------------    ------------

Balance at March 31, 1997         5,227,849        (35,704)       5,192,145

Net Loss                         (1,050,329)       (10,609)      (1,060,938)
                               ------------    ------------    ------------

Balance at March 31, 1998       $ 4,177,520    $   (46,313)     $ 4,131,207

Net Loss                         (1,044,688)       (10,552)      (1,055,240)
                               ------------    ------------    ------------

Balance at March 31, 1999       $ 3,132,833    $   (56,866)     $ 3,075,967
                               ============    ============     ===========


      See accompanying notes to financial statements.






                      GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

            FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997:



                                Limited         General
SERIES 9                        Partners        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1996       $ 4,729,151    $    (7,622)     $ 4,721,529

Net Loss                           (551,630)        (5,572)        (557,202)
                               ------------    ------------    ------------

Balance at March 31, 1997         4,177,521        (13,194)       4,164,327

Net Loss                           (507,381)        (5,125)        (512,506)
                               ------------    ------------    ------------

Balance at March 31, 1998       $ 3,670,140    $   (18,319)     $ 3,651,821

Net Loss                           (564,529)        (5,702)        (570,231)
                               ------------    ------------    ------------

Balance at March 31, 1999       $ 3,105,611    $   (24,021)     $ 3,081,590
                               ============   =============     ===========


      See accompanying notes to financial statements.






                      GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

            FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997:



                                Limited         General
SERIES 10                       Partners        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1996       $ 4,151,503    $    (2,692)     $ 4,148,811

Net Loss                           (212,774)        (2,149)        (214,923)
                               ------------    ------------    ------------

Balance at March 31, 1997         3,938,729         (4,841)       3,933,888

Net Loss                           (222,531)        (2,248)        (224,779)
                               ------------    ------------    ------------

Balance at March 31, 1998       $ 3,716,198    $    (7,089)     $ 3,709,109

Net Loss                           (262,133)        (2,648)        (264,781)
                               ------------    ------------    ------------

Balance at March 31, 1999       $ 3,454,065    $    (9,737)     $ 3,444,328
                               ============    ============    ============


      See accompanying notes to financial statements.






                      GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

            FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997:



                                Limited         General
SERIES 11                       Partners        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1996       $ 4,646,546     $       479     $ 4,647,025

Net Loss                           (194,069)         (1,960)       (196,029)
                               ------------    ------------    ------------

Balance at March 31, 1997         4,452,477         (1,481)       4,450,996

Net Loss                           (181,351)        (1,832)        (183,183)
                               ------------    ------------    ------------

Balance at March 31, 1998         4,271,126         (3,313)       4,267,813

Net Loss                           (151,020)        (1,525)        (152,545)
                               ------------    ------------    ------------

Balance at March 31, 1999       $ 4,120,106    $    (4,838)     $ 4,115,268
                               ============    ============    ============



      See accompanying notes to financial statements.





                      GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

            FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997:



                                Limited         General
TOTAL SERIES 7 - 11             Partners        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1996      $ 25,875,502    $   (65,815)    $ 25,809,687

Net Loss                         (3,053,419)       (30,842)      (3,084,261)
                               ------------    ------------    ------------

Balance at March 31, 1997        22,822,083        (96,657)      22,725,426

Net Loss                         (2,962,346)       (29,923)      (2,992,269)
                               ------------    ------------    ------------

Balance at March 31, 1998        19,859,737       (126,580)      19,733,157

Net Loss                         (2,826,674)       (28,551)      (2,855,225)
                               ------------    ------------    ------------

Balance at March 31, 1999      $ 17,033,063    $  (155,131)    $ 16,877,932
                               ============    ============    ============


      See accompanying notes to financial statements.


                      GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997:
SERIES 7                               1999          1998         1997
--------                               ----          ----         ----
Cash Flows from Operating
Activities:
  Net Loss                          $ (812,428)  $(1,010,863)  $(1,026,918)
  Adjustments to Reconcile Net
  Loss to Net Cash Provided by
  (Used in) Operating Activities:
   Amortization                         19,200        21,646        21,675
   Accreted Interest Income on
   Investments in Securities           (31,130)      (32,118)      (32,259)
   Equity in Losses of Project
   Partnerships                        718,721       909,991       936,184
   Interest Income from
   Redemption of Securities             15,558        11,911         8,658
   Changes in Operating Assets
   and Liabilities:
    Increase in Payable to
    General Partners                    38,417        48,413        41,939
                                     ----------   -----------   -----------
     Net Cash Used in Operating
     Activities                        (51,662)      (51,020)      (50,721)
                                     ----------   -----------   -----------
Cash Flows from Investing
Activities:
  Investments in Project
  Partnerships                               0             0        (3,332)
  (Increase) Decrease in
  Receivable from Project
  Partnerships                               0             0             0
  Acquisition Fees and Expenses              0             0          (272)
  Distributions Received from
  Project Partnerships                  30,427        34,057        27,181
  Redemption of Investment in
  Securities                            34,442        35,089        35,342
  Increase (Decrease) in Payable
  to Project Partnerships -
  Capital Contributions                      0             0             0
                                    -----------   -----------   -----------
     Net Cash Provided by
     Investing Activities               64,869        69,146        58,919
                                    -----------   -----------   -----------

Increase in Cash and
Cash Equivalents                        13,207        18,126         8,198
Cash and Cash Equivalents at
Beginning of Year                      286,106       267,980       259,782
                                    -----------   -----------   -----------
Cash   and  Cash  Equivalents   at
End of Year                         $  299,313    $  286,106    $  267,980
                                    ===========   ===========   ===========

              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997:
SERIES 8                               1999          1998         1997
--------                               ----          ----         ----
Cash Flows from Operating
Activities:
  Net Loss                         $(1,055,240)  $(1,060,938)  $(1,089,189)
  Adjustments to Reconcile Net
  Loss to Net Cash Provided by
  (Used in) Operating Activities:
   Amortization                         16,066        14,702        14,701
   Accreted Interest Income on
   Investments in Securities           (27,959)      (28,861)      (29,020)
   Equity in Losses of Project
   Partnerships                        960,106       963,455       999,833
   Interest Income from
   Redemption of Securities             12,705         9,582         6,822
   Changes in Operating Assets
   and Liabilities:
    Increase in Payable to
    General Partners                    43,419        56,142        60,615
                                     ----------   -----------   -----------
     Net Cash Used in Operating
     Activities                        (50,903)      (45,918)      (36,238)
                                     ----------   -----------   -----------
Cash Flows from Investing
Activities:
  Investments in Project
  Partnerships                               0             0           453
  (Increase) Decrease in
  Receivable from Project
  Partnerships                               0           453        75,574
  Acquisition Fees and Expenses              0             0             0
  Distributions Received from
  Project Partnerships                  19,483        27,736        29,050
  Redemption of Investment in
  Securities                            32,295        32,418        32,178
  Increase (Decrease) in Payable
  to Project Partnerships -
  Capital Contributions                      0             0             0
                                    -----------   -----------   -----------
     Net Cash Provided by
     Investing Activities               51,778        60,607       137,255
                                    -----------   -----------   -----------

Increase in Cash and
Cash Equivalents                           875        14,689       101,017
Cash and Cash Equivalents at
Beginning of Year                      410,727       396,038       295,021
                                    -----------   -----------   -----------
Cash   and  Cash  Equivalents   at
End of Year                         $  411,602    $  410,727    $  396,038
                                    ===========   ===========   ===========


              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997:
SERIES 9                               1999          1998         1997
--------                               ----          ----         ----
Cash Flows from Operating
Activities:
  Net Loss                          $ (570,231)   $ (512,506)   $ (557,202)
  Adjustments to Reconcile Net
  Loss to Net Cash Provided by
  (Used in) Operating Activities:
   Amortization                          8,602         6,070         7,117
   Accreted Interest Income on
   Investments in Securities           (16,924)      (17,585)      (17,836)
   Equity in Losses of Project
   Partnerships                        517,316       459,629       506,807
   Interest Income from
   Redemption of Securities              6,769         5,203         3,669
   Changes in Operating Assets
   and Liabilities:
    Increase in Payable to
    General Partners                    28,946        35,392        40,120
                                    -----------   -----------   -----------
     Net Cash Used in Operating
     Activities                        (25,522)      (23,797)      (17,325)
                                    -----------   -----------   -----------
Cash Flows from Investing
Activities:
  Investments in Project
  Partnerships                               0             0        18,076
  (Increase) Decrease in
  Receivable from Project
  Partnerships                               0             0         8,545
  Acquisition Fees and Expenses              0             0             0
  Distributions Received from
  Project Partnerships                  18,805        19,291        16,934
  Redemption of Investment in
  Securities                            22,231        22,797        23,331
  Increase (Decrease) in Payable
  to Project Partnerships -
  Capital Contributions                      0             0             0
                                    -----------   -----------   -----------
     Net Cash Provided by
     Investing Activities               41,036        42,088        66,886
                                     ----------   -----------   -----------

Increase in Cash and
Cash Equivalents                        15,514        18,291        49,561
Cash and Cash Equivalents at
Beginning of Year                      180,104       161,813       112,252
                                    -----------   -----------   -----------
Cash   and  Cash  Equivalents   at
End of Year                         $  195,618    $  180,104    $  161,813
                                    ===========   ===========   ===========

              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997:
SERIES 10                              1999          1998         1997
--------                               ----          ----         ----
Cash Flows from Operating
Activities:
  Net Loss                          $ (264,781)   $ (224,779)   $ (214,923)
  Adjustments to Reconcile Net
  Loss to Net Cash Provided by
  (Used in) Operating Activities:
   Amortization                          4,931         5,818         5,837
   Accreted Interest Income on
   Investments in Securities           (15,540)      (15,796)      (15,871)
   Equity in Losses of Project
   Partnerships                        237,276       195,183       190,191
   Interest Income from
   Redemption of Securities              6,057         4,355         2,874
   Changes in Operating Assets
   and Liabilities:
    Increase in Payable to
    General Partners                     4,273        10,130        18,380
                                    -----------   -----------   -----------
     Net Cash Used in Operating
     Activities                        (27,784)      (25,089)      (13,512)
                                    -----------   -----------   -----------
Cash Flows from Investing
Activities:
  Investments in Project
  Partnerships                               0             0             0
  (Increase) Decrease in
  Receivable from Project
  Partnerships                               0             0        13,059
  Acquisition Fees and Expenses              0             0             0
  Distributions Received from
  Project Partnerships                  23,972        17,848        20,494
  Redemption of Investment in
  Securities                            17,943        17,645        17,126
  Increase (Decrease) in Payable
  to Project Partnerships -
  Capital Contributions                      0        (7,712)            0
                                     ----------   -----------   -----------
     Net Cash Provided by
     Investing Activities               41,915        27,781        50,679
                                     ----------   -----------   -----------

Increase in Cash and
Cash Equivalents                        14,131         2,692        37,167
Cash and Cash Equivalents at
Beginning of Year                      202,435       199,743       162,576
                                     ----------   -----------   -----------
Cash   and  Cash  Equivalents   at
End of Year                          $ 216,566    $  202,435    $  199,743
                                     ==========   ===========   ===========

              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997:
SERIES 11                              1999          1998         1997
--------                               ----          ----         ----
Cash Flows from Operating
Activities:
  Net Loss                         $  (152,545)   $ (183,183)   $ (196,029)
  Adjustments to Reconcile Net
  Loss to Net Cash Provided by
  (Used in) Operating Activities:
   Amortization                         11,962         6,492         7,188
   Accreted Interest Income on
   Investments in Securities           (17,832)      (18,209)      (18,178)
   Equity in Losses of Project
   Partnerships                        128,802       163,364       182,485
   Interest Income from
   Redemption of Securities              6,127         4,426         3,049
   Changes in Operating Assets
   and Liabilities:
    Increase in Payable to
    General Partners                     1,765        10,635           187
                                    -----------   -----------   -----------
     Net Cash Used in Operating
     Activities                        (21,721)      (16,475)      (21,298)
                                   ------------   -----------   -----------
Cash Flows from Investing
Activities:
  Investments in Project
  Partnerships                               0             0        75,425
  (Increase) Decrease in
  Receivable from Project
  Partnerships                               0             0         8,250
  Acquisition Fees and Expenses              0             0          (178)
  Distributions Received from
  Project Partnerships                  19,674        38,714         5,095
  Redemption of Investment in
  Securities                            16,873        16,574        16,951
  Increase (Decrease) in Payable
  to Project Partnerships -
  Capital Contributions                      0             0      (279,887)
                                    -----------   -----------   -----------
     Net Cash Provided by (Used
     in) Investing Activities           36,547        55,288      (174,344)
                                    -----------   -----------   -----------
Increase (Decrease) in Cash and
Cash Equivalents                        14,826        38,813      (195,642)
Cash and Cash Equivalents at
Beginning of Year                      208,198       169,385       365,027
                                    -----------   -----------   -----------
Cash   and  Cash  Equivalents   at
End of Year                        $   223,024    $  208,198    $  169,385
                                    ===========   ===========   ===========
              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997:
TOTAL SERIES 7 - 11                    1999          1998         1997
--------                               ----          ----         ----
Cash Flows from Operating
Activities:
  Net Loss                         $(2,855,225)  $(2,992,269)  $(3,084,261)
  Adjustments to Reconcile Net
  Loss to Net Cash Provided by
  (Used in) Operating Activities:
   Amortization                         60,761        54,728        56,518
   Accreted Interest Income on
   Investments in Securities          (109,385)     (112,569)     (113,164)
   Equity in Losses of Project
   Partnerships                      2,562,221     2,691,622     2,815,500
   Interest Income from
   Redemption of Securities             47,216        35,477        25,072
   Changes in Operating Assets
   and Liabilities:
    Increase in Payable to
    General Partners                   116,820       160,712       161,241
                                    -----------   -----------   -----------
     Net Cash Used in Operating
     Activities                       (177,592)     (162,299)     (139,094)
                                    -----------   -----------   -----------
Cash Flows from Investing
Activities:
  Investments in Project
  Partnerships                               0             0        90,622
  (Increase) Decrease in
  Receivable from Project
  Partnerships                               0           453       105,428
  Acquisition Fees and Expenses              0             0          (450)
  Distributions Received from
  Project Partnerships                 112,361       137,646        98,754
  Redemption of Investment in
  Securities                           123,784       124,523       124,928
  Increase (Decrease) in Payable
  to Project Partnerships -
  Capital Contributions                      0        (7,712)     (279,887)
                                    -----------   -----------   -----------
     Net Cash Provided by
     Investing Activities               236,145      254,910       139,395
                                    -----------   -----------   -----------
Increase in Cash and
Cash Equivalents                         58,553        92,611           301
Cash and Cash Equivalents at
Beginning of Year                     1,287,570     1,194,959     1,194,658
                                    -----------   -----------   -----------
Cash   and  Cash  Equivalents   at
End of Year                          $1,346,123    $1,287,570    $1,194,959
                                    ===========   ===========   ===========
              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                       NOTES TO FINANCIAL STATEMENTS

                      MARCH 31, 1999, 1998  AND 1997

NOTE 1 - ORGANIZATION:

   Gateway Tax Credit Fund III Ltd. ("Gateway"), a Florida Limited Partnership, was formed October 17, 1991 under the laws of Florida. Gateway offered its limited partnership interests in Series. The first Series for Gateway is Series 7. Operations commenced on July 16, 1992 for Series 7, January 4, 1993 for Series 8, September 30, 1993 for Series 9, January 21, 1994 for Series 10 and April 29, 1994 for Series 11. Each Series invests, as a limited partner, in other limited partnerships ("Project Partnerships"), each of which owns and operates apartment complexes eligible for Low-Income Housing Tax Credits ("Tax Credits"), provided for in Section 42 of the Internal Revenue Code of 1986. Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the Limited Partnership Agreement. As of March 31, 1999, Gateway had received capital contributions of $1,000 from the General Partners and $36,799,000 from the investor Limited Partners.

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

   Gateway accounts for its investments as the limited partner in Project Partnerships ("Investments in Project Partnerships"), using the equity method of accounting, because management believes that Gateway does not have a majority control of the major operating and financial policies of the Project Partnerships in which it invests, and reports the equity in losses of the Project Partnerships on a 3-month lag in the Statements of Operations. Under the equity method, the Investments in Project Partnerships initially include:

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


NOTE 3 - INVESTMENT IN SECURITIES:

   The March 31, 1999 Balance Sheet includes Investment in Securities consisting of U.S. Treasury Security Strips which represents their cost, plus accreted interest income of $157,681 for Series 7, $134,660 for Series 8, $74,844 for Series 9, $63,759 for Series 10 and $71,072 for Series 11.


                                                          Gross Unrealized
                   Estimated Market       Cost Plus          Gains and
                         Value        Accreted Interest       (Losses)
                   -----------------  -----------------   ----------------
Series 7                   $ 470,914          $ 433,025            $ 37,889
Series 8                     438,935            410,834              28,101
Series 9                     285,004            274,909              10,095
Series 10                    238,626            220,929              17,697
Series 11                    267,120            239,395              27,725


 As of March 31, 1999, the cost and accreted interest of debt securities by contractual maturities is as follows:

                                  Series 7       Series 8       Series 9
                                  --------       --------       --------
Due with 1 year                     $  50,413      $  45,736      $  29,663
After 1 year through 5 years          198,263        186,171        113,690
After 5 years through 10 years        184,349        178,927        131,556
After 10 years                              0              0              0
                                    ---------      ---------      ---------
  Total Amount Carried on
Balance Sheet                       $ 433,025      $ 410,834      $ 274,909
                                    =========      =========      =========

                                 Series 10      Series 11        Total
                                  --------       --------       --------
Due with 1 year                     $  22,855      $  22,713     $  171,380
After 1 year through 5 years           85,432         91,383        674,939
After 5 years through 10 years         94,066        105,942        694,840
After 10 years                         18,576         19,357         37,933
                                    ---------      ---------      ---------
  Total Amount Carried on
Balance Sheet                      $ 220,929       $ 239,395     $1,579,092
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

  For the periods ended March 31, 1999, 1998, and 1997 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

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


                         1999               1998                1997
                         ----               ----                ----
Series 7                   $  88,207          $  88,433           $  80,591
Series 8                      91,933             92,191              88,857
Series 9                      50,458             50,592              49,594
Series 10                     34,427             34,101              30,997
Series 11                     27,721             27,281              24,797
                           ---------          ---------            --------
Total                      $ 292,746          $ 292,598           $ 274,836
                           =========          =========           =========

  General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an
accountable   basis.   This  expense  is  included  in  the  Statement   of
Operations.

                         1999               1998                1997
                         ----               ----                ----
Series 7                   $  13,177          $  14,380           $  12,039
Series 8                      14,528             15,855              13,275
Series 9                       8,109              8,849               7,410
Series 10                      5,068              5,531               4,630
Series 11                      4,054              4,424               3,702
                           ---------          ---------           ---------
Total                      $  44,936          $  49,039           $  41,056
                           =========          =========           =========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

SERIES 7
   As of March 31, 1999, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 39 Project Partnerships which own and operate government assisted multi-family housing complexes.
   Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

  The following is a summary of Investments in Project Partnerships as of:

                                             MARCH 31, 1999 MARCH 31, 1998
                                             -------------- --------------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships       $ 7,732,089     $ 7,732,089

Cumulative equity in losses of Project
Partnerships (1)                                 (5,501,647)     (4,782,926)

Cumulative distributions received from
Project Partnerships                               (131,691)       (101,264)
                                                -----------    ------------
Investment in Project Partnerships before
Adjustment                                        2,098,751       2,847,899

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      793,335         793,335
 Accumulated amortization of acquisition
fees and expenses                                  (142,581)       (123,382)
                                               ------------    ------------

Investments in Project Partnerships             $ 2,749,505     $ 3,517,852
                                               ============    ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $253,692 for the year ended March 31, 1999 and cumulative suspended losses of $82,376 for the year ended March 31, 1998 are not included.



NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 8

   As of March 31, 1999, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 43 Project Partnerships which own and operate government assisted multi-family housing complexes.
   Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

  The following is a summary of Investments in Project Partnerships as of:
                                             MARCH 31, 1999 MARCH 31, 1998
                                             -------------- --------------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships        $7,586,105      $7,586,105

Cumulative equity in losses of Project
Partnerships (1)                                 (5,332,195)     (4,372,089)

Cumulative distributions received from
Project Partnerships                               (104,205)        (84,722)
                                                -----------     -----------
Investment in Project Partnerships before
Adjustment                                        2,149,705       3,129,294

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      549,773         549,773
 Accumulated amortization of acquisition
fees and expenses                                   (86,904)        (70,838)
                                                -----------     -----------

Investments in Project Partnerships              $2,612,574      $3,608,229
                                                ===========     ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $248,712 for the year ended March 31, 1999 and cumulative suspended losses of $79,383 for the year ended March 31, 1998 are not included.


NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 9
   As of March 31, 1999, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 24 Project Partnerships which own and operate government assisted multi-family housing complexes.
   Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

  The following is a summary of Investments in Project Partnerships as of:

                                             MARCH 31, 1999 MARCH 31, 1998
                                             -------------- --------------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships        $4,914,116      $4,914,116

Cumulative equity in losses of Project
Partnerships                                     (2,229,175)     (1,711,859)

Cumulative distributions received from
Project Partnerships                                (73,439)        (54,634)
                                                -----------     -----------
Investment in Project Partnerships before
Adjustment                                        2,611,502       3,147,623

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      244,087         244,087
 Accumulated amortization of acquisition
fees and expenses                                   (36,936)        (28,333)
                                                -----------     -----------

Investments in Project Partnerships              $2,818,653      $3,363,377
                                                ===========     ===========




NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 10
   As of March 31, 1999, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 15 Project Partnerships which own and operate government assisted multi-family housing complexes.
   Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

  The following is a summary of Investments in Project Partnerships as of:

                                             MARCH 31, 1999 MARCH 31, 1998
                                             -------------- --------------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships        $3,914,672      $3,914,672

Cumulative equity in losses of Project
Partnerships                                       (912,578)       (675,302)

Cumulative distributions received from
Project Partnerships                                (83,326)        (59,354)
                                                -----------     -----------
Investment in Project Partnerships before
Adjustment                                        2,918,768       3,180,016

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      196,738         196,738
 Accumulated amortization of acquisition
fees and expenses                                   (29,014)        (24,085)
                                                -----------     -----------

Investments in Project Partnerships              $3,086,492      $3,352,669
                                                ===========     ===========




NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 11
   As of March 31, 1999, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 12 Project Partnerships which own and operate government assisted multi-family housing complexes.
   Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.
  The following is a summary of Investments in Project Partnerships as of:
                                             MARCH 31, 1999 MARCH 31, 1998
                                             -------------- --------------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships        $4,128,042      $4,128,042

Cumulative equity in losses of Project
Partnerships                                       (618,845)       (490,043)

Cumulative distributions received from
Project Partnerships                                (63,483)        (43,809)
                                                -----------     -----------
Investment in Project Partnerships before
Adjustment                                        3,445,714       3,594,190

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      290,335         290,335
 Accumulated amortization of acquisition
fees and expenses                                   (34,754)        (22,794)
                                                -----------     -----------

Investments in Project Partnerships              $3,701,295      $3,861,731
                                                ===========     ===========




NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

  The following is a summary of Investments in Project Partnerships:

TOTAL SERIES 7 - 11                          MARCH 31, 1999 MARCH 31, 1998
                                             -------------- --------------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships       $28,275,024     $28,275,024

Cumulative equity in losses of Project
Partnerships                                    (14,594,440)    (12,032,219)

Cumulative distributions received from
Project Partnerships                               (456,144)       (343,783)
                                                -----------    ------------
Investment in Project Partnerships before
Adjustment                                       13,224,440      15,899,022

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                    2,074,268       2,074,268
 Accumulated amortization of acquisition
fees and expenses                                  (330,189)       (269,432)
                                               ------------    ------------

Investments in Project Partnerships             $14,968,519     $17,703,858
                                               ============    ============


NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
                                                 DECEMBER 31,
                                       1998          1997          1996
SERIES 7                               ----          ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                   $ 2,818,522    $ 2,587,261   $ 2,308,626
  Investment properties, net        36,566,384     37,959,499    39,455,931
  Other assets                          24,358         51,276        99,952
                                  ------------    -----------   -----------
    Total assets                   $39,409,264    $40,598,036   $41,864,509
                                  ============    ===========   ===========
Liabilities and Partners' Equity:
  Current liabilities                  889,644      1,002,429     1,170,533
  Long-term debt                    36,738,581     36,852,852    36,962,154
                                  ------------    -----------   -----------
    Total liabilities               37,628,225     37,855,281    38,132,687

Partners' equity
  Gateway                            1,804,934      2,725,255     3,715,273
  General Partners                     (23,895)        17,500        16,549
                                  ------------    -----------   -----------
    Total Partners' equity           1,781,039      2,742,755     3,731,822

    Total liabilities and
partners' equity                   $39,409,264    $40,598,036   $41,864,509
                                  ============    ===========   ===========
SUMMARIZED STATEMENTS OF
OPERATIONS
Rental and other income            $ 5,853,646    $ 5,716,581   $ 5,712,212
Expenses:
  Operating expenses                 2,634,551      2,523,961     2,414,283
  Interest expense                   2,592,462      2,580,836     2,658,919
  Depreciation and amortization      1,525,659      1,573,077     1,625,748
                                  ------------    -----------   -----------
    Total expenses                   6,752,672      6,677,874     6,698,950
                                  ------------    -----------   -----------
      Net loss                      $ (899,026)    $ (961,293)   $ (986,738)
                                  ============    ===========   ===========
Other partners' share of net loss   $   (8,990)    $   (9,613)   $   (9,867)
                                   ===========    ===========   ===========
Partnerships' share of net loss       (890,036)      (951,680)     (976,871)

Suspended losses                       171,315         41,689        40,687
                                  ------------    -----------   -----------
Equity in Losses of Project
Partnerships                        $ (718,721)    $ (909,991)   $ (936,184)
                                  ============     ==========   ===========
As of December 31, 1998, the largest Project Partnership constituted 5.3% and 5.4%, and as of December 31, 1997 the largest Project Partnership constituted 5.4% and 5.5% of the combined total assets by series and combined total revenues by series, respectively.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
                                                 DECEMBER 31,
                                       1998         1997          1996
SERIES 8                               ----         ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                    $ 2,460,610   $ 2,220,607   $ 1,906,836
  Investment properties, net         39,241,181    40,801,033    42,364,497
  Other assets                           40,175        40,006        60,527
                                   ------------  ------------  ------------
    Total assets                     41,741,966   $43,061,646   $44,331,860

Liabilities and Partners' Equity:
  Current liabilities                 1,168,937     1,179,934     1,211,075
  Long-term debt                     38,768,476    38,898,362    39,045,306
                                   ------------  ------------  ------------
    Total liabilities                39,937,413    40,078,296    40,256,381

Partners' equity
  Gateway                             1,940,983     3,069,347     4,118,975
  General Partners                     (136,430)      (85,997)      (43,496)
                                   ------------  ------------   -----------
    Total Partners' equity            1,804,553     2,983,350     4,075,479

    Total liabilities and
partners' equity                    $41,741,966   $43,061,646   $44,331,860
                                   ============  ============  ============
SUMMARIZED STATEMENTS OF
OPERATIONS
Rental and other income              $5,806,108   $ 5,753,648   $ 5,753,793
Expenses:
  Operating expenses                  2,633,059     2,445,185     2,339,160
  Interest expense                    2,707,720     2,712,456     2,799,196
  Depreciation and amortization       1,609,164     1,627,815     1,652,936
                                   ------------  ------------  ------------
    Total expenses                    6,949,943     6,785,456     6,791,292
                                   ------------  ------------   -----------
      Net loss                      $(1,143,835)  $(1,031,808)  $(1,037,499)
                                   ============  ============  ============
Other partners' share of net loss   $   (14,398)  $   (13,042)  $   (13,594)
                                   ============  ============  ============
Partnerships' share of net loss      (1,129,437)   (1,018,766)   (1,023,905)

Suspended losses                        169,331        55,311        24,072
                                   ------------  ------------  ------------
Equity in Losses of Project
Partnerships                        $  (960,106)  $  (963,455)  $  (999,833)
                                   ============  ============  ============

As of December 31, 1998, the largest Project Partnership constituted 5.6% and 5.8%, and as of December 31, 1997 the largest Project Partnership constituted 5.6% and 5.8% of the combined total assets by series and combined total revenues by series, respectively.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
                                                 DECEMBER 31,
                                       1998         1997          1996
SERIES 9                               ----         ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                     $1,596,913   $ 1,431,278   $ 1,270,678
  Investment properties, net         21,797,627    22,640,398    23,508,821
  Other assets                            2,992         8,956        12,771
                                   ------------  ------------  ------------
    Total assets                     23,397,532   $24,080,632   $24,792,270
                                   ============  ============  ============
Liabilities and Partners' Equity:
  Current liabilities                   382,099       424,314       545,719
  Long-term debt                     20,519,847    20,587,632    20,655,161
                                  -------------  ------------  ------------
    Total liabilities                20,901,946    21,011,946    21,200,880

Partners' equity
  Gateway                             2,601,324     3,136,984     3,617,355
  General Partners                     (105,738)      (68,298)      (25,965)
                                  -------------  ------------  ------------
    Total Partners' equity            2,495,586     3,068,686     3,591,390

    Total liabilities and            23,397,532   $24,080,632   $24,792,270
partners' equity                   ============  ============  ============

SUMMARIZED STATEMENTS OF
OPERATIONS
Rental and other income             $ 3,021,660   $ 2,994,649   $ 3,012,188
Expenses:
  Operating expenses                  1,307,962     1,203,597     1,170,767
  Interest expense                    1,348,605     1,353,615     1,439,681
  Depreciation and amortization         887,635       901,709       913,666
                                   ------------  ------------  ------------
    Total expenses                    3,544,202     3,458,921     3,524,114
                                   ------------  ------------  ------------
      Net loss                      $  (522,542)  $  (464,272)  $  (511,926)
                                   ============  ============  ============
Other partners' share of net loss   $    (5,226)  $    (4,643)  $    (5,119)
                                   ============  ============  ============
Partnerships' share of net loss        (517,316)     (459,629)     (506,807)

Suspended losses                              0             0             0
                                   ------------  ------------  ------------
Equity in Losses of Project
Partnerships                        $  (517,316)  $  (459,629)  $  (506,807)
                                   ============  ============  ============

As of December 31, 1998, the largest Project Partnership constituted 7.2% and 6.8%, and as of December 31, 1997 the largest Project Partnership constituted 7.2% and 6.9% of the combined total assets by series and combined total revenues by series, respectively.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
                                                 DECEMBER 31,
                                       1998         1997          1996
SERIES 10                              ----         ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                    $ 1,270,741   $ 1,165,222   $ 1,003,956
  Investment properties, net         15,240,067    15,705,282    16,200,866
  Other assets                            8,016        14,855        21,293
                                   ------------  ------------  ------------
    Total assets                     16,518,824   $16,885,359   $17,226,115
                                   ============  ============  ============
Liabilities and Partners' Equity:
  Current liabilities                   275,876       288,837       293,331
  Long-term debt                     13,433,274    13,487,607    13,542,629
                                   ------------  ------------  ------------
    Total liabilities                13,709,150    13,776,444    13,835,960

Partners' equity
  Gateway                             2,928,985     3,186,296     3,401,814
  General Partners                     (119,311)      (77,381)      (11,659)
                                   ------------  ------------  ------------
    Total Partners' equity            2,809,674     3,108,915     3,390,155

    Total liabilities and
partners' equity                    $16,518,824   $16,885,359   $17,226,115
                                   ============  ============  ============
SUMMARIZED STATEMENTS OF
OPERATIONS
Rental and other income             $ 1,942,492   $ 1,888,003   $ 1,897,728
Expenses:
  Operating expenses                    880,214       798,454       794,120
  Interest expense                      791,764       771,088       774,429
  Depreciation and amortization         511,296       511,020       516,816
                                   ------------  ------------  ------------
    Total expenses                    2,183,274     2,080,562     2,085,365
                                   ------------  ------------  ------------
      Net loss                      $  (240,782)  $  (192,559)  $  (187,637)
                                   ============  ============  ============
Other partners' share of net loss   $    (3,506)  $     2,624   $     2,554
                                   ============  ============  ============
Partnerships' share of net loss        (237,276)     (195,183)     (190,191)

Suspended losses                              0             0             0
                                  -------------  ------------  ------------
Equity in Losses of Project
Partnerships                        $  (237,276)  $  (195,183)  $  (190,191)
                                  =============  ============  ============

As of December 31, 1998, the largest Project Partnership constituted 10.7% and 11.7%, and as of December 31, 1997 the largest Project Partnership constituted 10.6% and 12.1% of the combined total assets by series and combined total revenues by series, respectively.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
                                                DECEMBER 31,
                                      1998          1997          1996
SERIES 11                             ----          ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                   $  1,039,049   $   875,564   $   990,736
  Investment properties, net         13,528,369    13,991,257    14,480,026
  Other assets                           19,462        24,358        29,127
                                   ------------  ------------  ------------
    Total assets                    $14,586,880   $14,891,179   $15,499,889
                                   ============  ============  ============
Liabilities and Partners' Equity:
  Current liabilities                   347,126       390,123       631,225
  Long-term debt                     10,743,507    10,825,000    10,925,232
                                   ------------  ------------  ------------
    Total liabilities                11,090,633    11,215,123    11,556,457

Partners' equity
  Limited Partner                     3,454,866     3,603,675     3,805,385
  General Partners                       41,381        72,381       138,047
                                   ------------  ------------  ------------
    Total Partners' equity            3,496,247     3,676,056     3,943,432

    Total liabilities and
partners' equity                    $14,586,880   $14,891,179   $15,499,889
                                   ============  ============  ============
SUMMARIZED STATEMENTS OF
OPERATIONS
Rental and other income             $ 1,730,200   $ 1,668,431   $ 1,670,724
Expenses:
  Operating expenses                    852,221       785,590       750,237
  Interest expense                      510,366       556,791       583,416
  Depreciation and amortization         510,062       506,631       537,223
                                   ------------  ------------  ------------
    Total expenses                    1,872,649     1,849,012     1,870,876
                                   ------------  ------------  ------------
      Net loss                      $  (142,449)  $  (180,581)  $  (200,152)
                                   ============  ============  ============
Other partners' share of net loss   $   (13,647)  $   (17,217)  $   (17,667)
                                   ============  ============  ============
Partnerships' share of net loss        (128,802)     (163,364)     (182,485)

Suspended losses                              0             0             0
                                   ------------  ------------  ------------
Equity in Losses of Project
Partnerships                        $  (128,802)  $  (163,364)  $  (182,485)
                                   ============  ============  ============

As of December 31, 1998, the largest Project Partnership constituted 20.9% and 19.3%, and as of December 31, 1997 the largest Project Partnership constituted 21.2% and 19.9% of the combined total assets by series and combined total revenues by series, respectively.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
                                                DECEMBER 31,
                                      1998          1997          1996
TOTAL SERIES 7 - 11                   ----          ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                  $  9,185,835  $  8,279,932   $  7,480,832
  Investment properties, net       126,373,628   131,097,469    136,010,141
  Other assets                          95,003       139,451        223,670
                                 ------------- -------------   ------------
    Total assets                  $135,654,466  $139,516,852   $143,714,643
                                 ============= =============   ============
Liabilities and Partners' Equity:
  Current liabilities                3,063,682     3,285,637      3,851,883
  Long-term debt                   120,203,685   120,651,453    121,130,482
                                 ------------- -------------   ------------
    Total liabilities              123,267,367   123,937,090    124,982,365

Partners' equity
  Limited Partner                   12,731,092    15,721,557     18,658,802
  General Partners                    (343,993)     (141,795)        73,476
                                 ------------- -------------   ------------
    Total Partners' equity          12,387,099    15,579,762     18,732,278

    Total liabilities and
    partners' equity              $135,654,466  $139,516,852   $143,714,643
                                 ============= =============   ============

SUMMARIZED STATEMENTS OF
OPERATIONS
Rental and other income            $18,354,106   $18,021,312    $18,046,645
Expenses:
  Operating expenses                 8,308,007     7,756,787      7,468,567
  Interest expense                   7,950,917     7,974,786      8,255,641
  Depreciation and amortization      5,043,816     5,120,252      5,246,389
                                  ------------  ------------   ------------
    Total expenses                  21,302,740    20,851,825     20,970,597
                                  ------------  ------------   ------------
      Net loss                     $(2,948,634)  $(2,830,513)   $(2,923,952)
                                  ============  ============   ============
Other partners' share
of net loss                        $   (45,767)  $   (41,891)   $   (43,693)
                                   ============  ============   ============
Partnerships' share of net loss     (2,902,867)   (2,788,622)    (2,880,259)

Suspended losses                       340,646        97,000         64,759
                                  ------------  ------------   ------------
Equity in Losses of Project
Partnerships                       $(2,562,221)  $(2,691,622)   $(2,815,500)
                                  ============  ============   ============



NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

The Partnership's equity by Series as reflected by the Project Partnerships differs from the Partnership's Investments in Partnerships before acquisition fees and expenses and amortization by Series primarily because of suspended losses on the Partnership's books.

                            Equity Per Project
                               Partnership          Equity Per Partnership
                            ------------------      ----------------------
Series 7                               $1,804,934                $2,098,751
Series 8                                1,940,983                 2,149,705
Series 9                                2,601,324                 2,611,502
Series 10                               2,928,985                 2,918,768
Series 11                               3,454,866                 3,445,714


NOTE 6 - TAXABLE INCOME (LOSS):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:

                                   1999           1998            1997
SERIES 7                           ----           ----            ----
Net Loss per Financial
Statements                        $(812,428)   $(1,010,863)    $(1,026,918)

Equity in Losses of Project
Partnerships for tax purposes
less than (in excess of)
losses for financial
statement purposes                 (332,734)      (176,026)       (125,211)

Adjustments to convert March
31, fiscal year end to
December 31, taxable year end       (10,732)        (3,563)          1,130

Items Expensed for Financial
Statement purposes not
expensed for Tax purposes:
  Asset Management Fee               49,249         46,034          43,668
  Amortization Expense               22,001         21,542          22,062
                                ------------   ------------    ------------

Partnership loss for tax
purposes as of December 31      $(1,084,644)   $(1,122,876)    $(1,085,269)
                                ============   ============    ============

                               December 31,   December 31,    December 31,
                                   1998           1997            1996
                               ------------   ------------    -----------
Federal Low Income Housing
Tax Credits                     $ 1,695,195    $ 1,695,190     $ 1,685,951
                                 ===========    ===========     ===========

NOTE 6 - TAXABLE INCOME (LOSS):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:

                                   1999           1998            1997
SERIES 8                           ----           ----            ----
Net Loss per Financial
Statements                      $(1,055,240)   $(1,060,938)    $(1,089,189)

Equity in Losses of Project
Partnerships for tax purposes
less than (in excess of)
losses for financial
statement purposes                 (277,444)      (213,027)       (292,642)

Adjustments to convert March
31, fiscal year end to
December 31, taxable year end        (3,618)        (3,764)          1,190

Items Expensed for Financial
Statement purposes not
expensed for Tax purposes:
  Asset Management Fee               51,209         53,647          61,961
  Amortization Expense               15,237         14,560          14,551
                                ------------   ------------    ------------

Partnership loss for tax
purposes as of December 31      $(1,269,856)   $(1,209,522)    $(1,304,129)
                                ============   ============    ============

                               December 31,   December 31,    December 31,
                                   1998           1997            1996
                               ------------   ------------    -----------
Federal Low Income Housing
Tax Credits                     $ 1,620,511    $ 1,620,511     $ 1,605,034
                                 ===========    ===========     ===========

NOTE 6 - TAXABLE INCOME (LOSS):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:

                                   1999           1998            1997
SERIES 9                           ----           ----            ----
Net Loss per Financial
Statements                      $  (570,231)   $  (512,506)    $  (557,202)

Equity in Losses of Project
Partnerships for tax purposes
less than (in excess of)
losses for financial
statement purposes                  (79,111)      (104,407)       (126,579)

Adjustments to convert March
31, fiscal year end to
December 31, taxable year end           443         (2,981)             33

Items Expensed for Financial
Statement purposes not
expensed for Tax purposes:
  Asset Management Fee               32,811         33,759          40,872
  Amortization Expense                5,962          7,117           7,619
                                ------------   ------------    ------------

Partnership loss for tax
purposes as of December 31      $  (610,126)   $  (579,018)    $  (635,257)
                                ============   ============    ============

                               December 31,   December 31,    December 31,
                                   1998           1997            1996
                               ------------   ------------    -----------
Federal Low Income Housing
Tax Credits                     $   968,960    $   968,961     $   968,279
                                 ===========    ===========     ===========

NOTE 6 - TAXABLE INCOME (LOSS):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:

                                   1999           1998            1997
SERIES 10                          ----           ----            ----
Net Loss per Financial
Statements                      $  (264,781)   $  (224,779)    $  (214,923)

Equity in Losses of Project
Partnerships for tax purposes
less than (in excess of)
losses for financial
statement purposes                 (145,546)      (158,805)       (168,640)

Adjustments to convert March
31, fiscal year end to
December 31, taxable year end        (4,081)          (266)            843

Items Expensed for Financial
Statement purposes not
expensed for Tax purposes:
  Asset Management Fee                8,865          8,101          19,295
  Amortization Expense                5,657          5,806           5,947
                                ------------   ------------    ------------

Partnership loss for tax
purposes as of December 31      $  (399,886)   $  (369,943)    $  (357,478)
                                ============   ============    ============

                               December 31,   December 31,    December 31,
                                   1998           1997            1996
                               ------------   ------------    -----------
Federal Low Income Housing
Tax Credits                     $   762,218    $   762,183     $   762,241
                                 ===========    ===========     ===========

NOTE 6 - TAXABLE INCOME (LOSS):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:

                                   1999           1998            1997
SERIES 11                          ----           ----            ----
Net Loss per Financial
Statements                      $  (152,545)   $  (183,183)    $  (196,029)

Equity in Losses of Project
Partnerships for tax purposes
less than (in excess of)
losses for financial
statement purposes                  (71,284)       (85,093)        (60,284)

Adjustments to convert March
31, fiscal year end to
December 31, taxable year end         2,628         (2,137)         (1,509)

Items Expensed for Financial
Statement purposes not
expensed for Tax purposes:
  Asset Management Fee                4,892          9,851           7,548
  Amortization Expense                7,322          7,391           9,300
                                ------------   ------------    ------------

Partnership loss for tax
purposes as of December 31      $  (208,987)   $  (253,171)    $  (240,974)
                                ============   ============    ============

                               December 31,   December 31,    December 31,
                                   1998           1997            1996
                               ------------   ------------    -----------
Federal Low Income Housing
Tax Credits                     $   754,677    $   756,995     $   724,590
                                 ===========    ===========     ===========

NOTE 6 - TAXABLE INCOME (LOSS):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:

                                   1999           1998            1997
TOTAL SERIES 7 -11                 ----           ----            ----
Net Loss per Financial
Statements                      $(2,855,225)   $(2,992,269)    $(3,084,261)

Equity in Losses of Project
Partnerships for tax purposes
less than (in excess of)
losses for financial
statement purposes                 (906,119)      (737,358)       (773,356)

Adjustments to convert March
31, fiscal year end to
December 31, taxable year end       (15,360)       (12,711)          1,687

Items Expensed for Financial
Statement purposes not
expensed for Tax purposes:
  Asset Management Fee              147,026        151,392         173,344
  Amortization Expense               56,179         56,416          59,479
                                ------------   ------------    ------------

Partnership loss for tax
purposes as of December 31      $(3,573,499)   $(3,534,530)    $(3,623,107)
                                ============   ============    ============

The difference in the total value of the Partnership's Investment in Project Partnerships is approximately $1,035,000 higher for Series 7, $1,058,000 higher for Series 8, $499,000 higher for Series 9, $658,000 higher for Series 10 and $202,000 higher for Series 11 for financial reporting purposes than for tax return purposes because (i) there were depreciation differences between financial reporting purposes and tax return purposes and (ii) certain expenses are not deductible for tax return purposes.

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

January 26, 1998

Hill, Barth & King, Inc.
554 West 10th Street
Erie, PA 16502
PHONE:  814-456-5385
FAX:  814-454-5004

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Maple Street Apartments
Emporium, Pennsylvania

We have audited the accompanying balance sheet of Maple Street Apartments (A Limited Partnership), as of December 31, 1998 and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Maple Street Apartments for the year ended December 31, 1997 were audited by Vincent & Voss, CPAs whose report dated January 26, 1998 expressed an unqualified opinion on those statements. Vincent & Voss, CPAs was merged into Hill, Barth & King, Inc. on January 1, 1999.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements for the year ended December 31, 1998 referred to above present fairly in all material respects, the financial position of Maple Street Apartments as of December 31, 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 22, 1999 on our consideration of Maple Street Apartments internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

/s/ Hill, Barth & King, Inc.
Certified Public Accountants

January 22, 1999

Habif, Arogeti & Wynne, P.C.
1073 West Peachtree Street, N.E.
Atlanta, GA 30309-3837
PHONE:  404-892-9651
FAX:  404-876-3913

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Creekstone Apartments, L.P.

We have audited the accompanying balance sheets of CREEKSTONE APARTMENTS, L.P. (a limited partnership), as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CREEKSTONE APARTMENTS, L.P., as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Habif, Arogeti & Wynne, P.C.
Atlanta, Georgia

January 22, 1999

Dauby O'Connor & Zaleski LLC
698 Pro Med Lane
Carmel, IN  46032
PHONE:  317-848-5700
FAX:  317-815-6140

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners of
Gila Bend Housing, Ltd.
(An Arizona Limited Partnership)

We have audited the accompanying balance sheets of Gila Bend Housing, Ltd. (an Arizona Limited Partnership) as of December 31, 1998 and 1997, and the related statements of income, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gila Bend Housing, Ltd. (an Arizona Limited Partnership) as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in accordance with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 16, 1999, on our consideration of the Partnership's internal controls and a report dated February 16, 1999, on its compliance with laws and regulations.

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

/s/ Dauby O'Connor & Zaleski LLC
Certified Public Accountants
Carmel, Indiana
February, 16, 1999

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


/s/ Goddard, Henderson, Godbee & Nichols, P.C.
Certified Public Accountants
January 21, 1998

Habif, Arogeti & Wynne, P.C.
1073 West Peachtree Street, N.E.
Atlanta, GA 30309-3837
PHONE:  404-892-9651
FAX:  404-876-3913

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Manchester Elderly Housing, L.P.

We  have  audited  the  accompanying balance sheet  of  MANCHESTER  ELDERLY
HOUSING,  L.P.  (a  limited  partnership), Project  No.  58-1965616  as  of
December 31, 1998, and the related statements of income, changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of MANCHESTER ELDERLY HOUSING, L.P., as of December 31, 1997, were audited by other auditors whose report dated January 21, 1998 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration's Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In accordance with Government Auditing Standards, we have also issued a report dated February 8, 1999 on our consideration of MANCHESTER ELDERLY HOUSING, L.P.'s (a limited partnership) internal control and a report dated February 8, 1999 on its compliance with laws and regulations.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MANCHESTER ELDERLY HOUSING, L.P. (a limited partnership) as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Habif, Arogeti & Wynne, P.C.
Certified Public Accountants
Atlanta, Georgia

February 8, 1999

Henderson & Godbee, P.C.
3488 N. Valdosta Rd.-P.O. Box 2241
Valdosta, GA 31604-2241
PHONE:  912-245-6040
FAX:  912-245-1669

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Meadow Run Apartments, L.P.
Valdosta, Georgia

We have audited the accompanying balance sheets of Meadow Run Apartments, L.P. (a limited partnership), Federal ID #: 58-1994614, as of December 31, 1998 and 1997, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meadow Run Apartments, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated January 15, 1999, on our consideration of Meadow Run Apartments, L.P.'s internal control structure and its compliance with laws and regulations.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 15, 1999


Henderson & Godbee, P.C.
3488 N. Valdosta Rd.-P.O. Box 2241
Valdosta, GA 31604-2241
PHONE:  912-245-6040
FAX:  912-245-1669

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Lakeland II L.P.
Lakeland, Georgia

We have audited the accompanying balance sheets of Lakeland II L.P. (a limited partnership), Federal ID # 58-1965624, as of December 31, 1998 and 1997, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeland II L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated January 15, 1999 on our consideration of Lakeland II, L.P.'s internal control structure and its compliance with laws and regulations.


/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 15, 1999

Henderson & Godbee, P.C.
3488 N. Valdosta Rd.-P.O. Box 2241
Valdosta, GA 31604-2241
PHONE:  912-245-6040
FAX:  912-245-1669

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Blue Ridge Elderly Housing, L.P.
Valdosta, Georgia

We have audited the accompanying balance sheets of Blue Ridge Elderly Housing, L.P. (a limited partnership), Federal ID No.: 58-1936981 as of December 31, 1998 and 1997, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blue Ridge Elderly Housing, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards we have also issued a report dated January 15, 1999 on our consideration of Blue Ridge Elderly Housing, L.P.'s internal control structure and a report dated January 15, 1999 on its compliance with laws and regulations.


/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 15, 1999


Henderson & Godbee, P.C.
3488 N. Valdosta Rd.-P.O. Box 2241
Valdosta, GA 31604-2241
PHONE:  912-245-6040
FAX:  912-245-1669

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Arbor Trace Apartments Phase II L.P.
Lake Park, Georgia

We have audited the accompanying balance sheets of Arbor Trace Apartments Phase II, L.P. (a limited partnership), Federal ID No. 58-2032771 as of December 31, 1998 and 1997, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arbor Trace Apartments Phase II, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 15, 1999 on our consideration of Arbor Trace Apartments Phase II, L.P.'s internal control structure and a report dated January 15, 1999 on its compliance with laws and regulations.


/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 15, 1999

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


/s/ Reznick, Fedder & Silverman
Certified Public Accountants
Atlanta, Georgia

January 22, 1998

Habif, Arogeti & Wynne, P.C.
1073 West Peachtree Street, N.E.
Atlanta, GA 30309-3837
PHONE:  404-892-9651
FAX:  404-876-3913

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Omega Rental Housing, L.P.
Meadow Crossing Apartments

We have audited the accompanying balance sheet of OMEGA RENTAL HOUSING, L.P., RHS Project No. 11-037-582031602, as of December 31, 1998 and the related statements of operations, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of OMEGA RENTAL HOUSING, L.P. as of December 31, 1997 were audited by other auditors whose report dated January 22, 1998 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OMEGA RENTAL HOUSING, L.P. as of December 31, 1998, and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued reports dated January 12, 1999 on our consideration of OMEGA RENTAL HOUSING, L.P.'s internal control and on its compliance with laws and regulations applicable to the financial statements.

/s/ Habif, Arogeti & Wynee, P.C.
Certified Public Accountants
Atlanta, Georgia
January 12, 1999

Habif, Arogeti & Wynne, P.C.
1073 West Peachtree Street, N.E.
Atlanta, GA 30367-3837
PHONE:  404-892-9651
FAX:  404-876-3913

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



/s/ Habif, Arogeti & Wynne, P.C.
Atlanta, Georgia

January 9, 1998

Habif, Arogeti & Wynne, P.C.
1073 West Peachtree Street, N.E.
Atlanta, GA 30367-3837
PHONE:  404-892-9651
FAX:  404-876-3913

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Magnolia Place L.P.

We have audited the accompanying balance sheet of MAGNOLIA PLACE, L.P. (a limited partnership) as of December 31, 1998, and the related statements of operations, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MAGNOLIA PLACE, L.P., as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



/s/ Habif, Arogeti & Wynne, P.C.
Certified Public Accountants
Atlanta, Georgia

January 12, 1999

Baird, Kurtz & Dobson, CPA
5000 Rogers Avenue, Suite 700
Ft. Smith, AR 72903-2079
PHONE:  501-452-1040
FAX:  501-452-5542

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

Partners
Antlers Properties I, A Limited Partnership
D/B/A Woodbine Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of ANTLERS PROPERTIES I, A LIMITED PARTNERSHIP, D/B/A WOODBINE APARTMENTS as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and the standards for financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ANTLERS PROPERTIES I, A LIMITED PARTNERSHIP, D/B/A WOODBINE APARTMENTS as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 18, 1999, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz & Dobson, CPA
Certified Public Accountants

February 18, 1999

Baird, Kurtz & Dobson, CPA
5000 Rogers Avenue, Suite 700
Ft. Smith, AR 72903-2079
PHONE:  501-452-1040
FAX:  501-452-5542

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
Partners
Meadowview Properties, A Limited Partnership
D/B/A Meadowview Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of MEADOWVIEW PROPERTIES, A LIMITED PARTNERSHIP, D/B/A MEADOWVIEW APARTMENTS as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and the standards for financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MEADOWVIEW PROPERTIES, A LIMITED PARTNERSHIP, D/B/A MEADOWVIEW APARTMENTS as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 8, 1999, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz & Dobson, CPA
Certified Public Accountants

February 8, 1999

Eide Bailly LLP
100 N. Phillips, Ste.800-P.O. Box 5126
Sioux Falls, SD 57117-5126
PHONE:  605-339-1999
FAX:  605-339-1306

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Sunrise I Apartments Limited Partnership
Sioux Falls, South Dakota

We have audited the accompanying balance sheets of Sunrise I Apartments Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunrise I Apartments Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplementary information on pages 11 and 12 is presented for the purposes of additional analysis and is not a required part of the financial statements of Sunrise I Apartments Limited Partnership. Such information has been subjected to the auditing procedures applied in the audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued our report dated February 2, 1999 on our consideration of Sunrise I Apartments Limited Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

/s/ Eide Bailly LLP
Certified Public Accountants
Sioux Falls, South Dakota
February 2, 1999

VanRheenen, Miller & Rose, P.L.L.C.
1309 E. Race Avenue
Searcy, AR 72143
PHONE:  501-268-8356
FAX:  501-268-9362

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
Partners
Pioneer Apartments, An Arkansas Limited Partnership
D/B/A Pioneer Apartments
351 East 4th Street
Mountain Home,  AR  72653

We have audited the accompanying financial statements of Pioneer Apartments, An Arkansas Limited Partnership D/B/A Pioneer Apartments as of December 31, 1998 and 1997, and for the years then ended, as listed in the table of contents. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pioneer Apartments, An Arkansas Limited Partnership D/B/A Pioneer Apartments as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 10, 1999 on our consideration of Pioneer Apartments, An Arkansas Limited Partnership D/B/A Pioneer Apartments' internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ VanRheenen, Miller & Rose, P.L.L.C.
Certified Public Accountants

February 10, 1999

VanRheenen, Miller & Rose, P.L.L.C.
1309 E. Race Avenue
Searcy, AR 72143
PHONE:  501-268-8356
FAX:  501-268-9362

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
Partners
Cardinal Apartments, An Arkansas Limited Partnership
D/B/A Cardinal Apartments
351 East 4th Street
Mountain Home,  AR  72653

We have audited the accompanying financial statements of Cardinal Apartments, An Arkansas Limited Partnership D/B/A Cardinal Apartments as of December 31, 1998 and 1997, and for the years then ended, as listed in the table of contents. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cardinal Apartments, An Arkansas Limited Partnership, D/B/A Cardinal Apartments as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ VanRheenen, Miller & Rose, P.L.L.C.
Certified Public Accountants

February 5, 1999

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


/s/ Oscar N. Harris Associates, P.A.
Certified Public Accountants

February 6, 1998


Bernard Robinson & Company, L.L.P.
109 Muirs Chapel Rd.-P.O. Box 19608
Greensboro, NC 27419-9608
PHONE:  336-294-4494
FAX:  336-547-0840

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Peachtree Associates Limited Partnership
Charlotte, North Carolina

We have audited the balance sheets of Peachtree Associates Limited Partnership (a South Carolina limited partnership) as of December 31, 1998, and the related statements of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Peachtree Associates Limited Partnership as of December 31, 1997, were audited by other auditors whose report dated February 6, 1998, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peachtree Associates Limited Partnership as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 5, 1999, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supplementary information listed in the table of contents is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



/s/ Bernard Robinson & Company, L.L.P.
Certified Public Accountants

Greensboro, North Carolina
February 5, 1999

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE:  540-669-5531
FAX:  540-669-5576

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Mountain City Manor Limited Partnership

I have audited the accompanying balance sheets of Mountain City Manor Limited Partnership as of December 31, 1998 and 1997, and the related statements of operation, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mountain City Manor
Limited Partnership as of December 31, 1998 and 1997, and the results of its operations, changes in partners' equity, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 15 to 17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated March 10, 1999 on my consideration of Mountain City Manor Limited Partnership's internal control and a report dated March 10, 1999 on its compliance with laws and regulations applicable to the financial statements.


/s/ Thomas C. Cunningham, CPA PC
Certified Public Accountants

March 10, 1999

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE:  540-669-5531
FAX:  540-669-5576

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Tazewell Village Limited Partnership

I have audited the accompanying balance sheets of Tazewell Village Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tazewell Village Limited Partnership as of December 31, 1998 and 1997, and the results of its operations, changes in partners' equity, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Supplemental information on pages 15 to 17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated March 10, 1999 on my consideration of Tazewell Village Limited Partnership's internal control and a report dated March 10, 1999 on its compliance with laws and regulations applicable to the financial statements.


/s/ Thomas C. Cunningham, CPA PC
Certified Public Accountants

Bristol, Virginia
March 10, 1999

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE:  540-669-5531
FAX:  540-669-5576

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To the Partners
Jamestown Village Limited Partnership

I have audited the accompanying balance sheets of Jamestown Village Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jamestown Village Limited Partnership as of December 31, 1998 and 1997, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Supplemental information on pages 15 to 17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated March 10, 1999 on my consideration of Jamestown Village Limited Partnership's internal control and a report dated March 10, 1999 on its compliance with laws and regulations applicable to the financial statements.


/s/ Thomas C. Cunningham, CPA PC
Certified Public Accountants
Bristol, Virginia
March 10, 1999

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE:  540-669-5531
FAX:  540-669-5576

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To the Partners
Clinchview Manor Limited Partnership

I have audited the accompanying balance sheets of Clinchview Manor Limited Partnership as of December 31, 1998 and 1997, and the related statements of operation, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clinchview Manor Limited Partnership as of December 31, 1998 and 1997, and the results of its operations, changes in partners' equity, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Supplemental information on pages 15 to 17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated March 10, 1999 on my consideration of Clinchview Manor Limited Partnership's internal control and a report dated March 10, 1999 on its compliance with laws and regulations applicable to the financial statements.


/s/ Thomas C. Cunningham, CPA PC
Certified Public Accountants
Bristol, Virginia
March 10, 1999

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE:  540-669-5531
FAX:  540-669-5576

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Warsaw Manor Limited Partnership

I have audited the accompanying balance sheets of Warsaw Manor Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Warsaw Manor Limited Partnership as of December 31, 1998 and 1997, and the results of its operations, changes in partners' equity, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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


In accordance with Government Auditing Standards, I have also issued a report dated March 10, 1999 on my consideration of Warsaw Manor Limited
Partnership's internal control and a report dated March 10, 1999 on its compliance with laws and regulations applicable to the financial statements.


/s/ Thomas C. Cunningham, CPA PC
Certified Public Accountant
Bristol, Virginia
March 10, 1999

Lou Ann Montey and Associates, P.C.
8400 N. Mopac Expressway,  Suite 304
Austin, TX  78759
PHONE:  512-338-0044
FAX:  512-338-5395

                  INDEPENDENT AUDITORS' REPORT

                  ----------------------------
To The Partners
Elsa Retirement, Ltd.-(A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Elsa Retirement, Ltd.- (A Texas Limited Partnership) as of December 31, 1998 and 1997, and the related statements of income (loss), partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Generally Accepted Auditing Standards and Government Auditing Standards as issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Elsa Retirement, Ltd.- (A Texas Limited Partnership) as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with Generally Accepted Accounting Principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 20, 1999, on our consideration of the internal control structure of Elsa Retirement, Ltd.-(A Texas Limited Partnership)and a report dated January 20, 1999, on its compliance with laws and regulations.


/s/ Lou Anne Montey and Associates, P.C.
Certified Public Accountants

Austin, Texas
January 20, 1999

Lou Anne Montey and Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin, TX  78759
PHONE:  512-338-0044
FAX:  512-338-5395

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To The Partners
Dilley Retirement, Ltd.-(A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Dilley Retirement, Ltd. (A Texas Limited Partnership) as of December 31, 1998 and 1997, and the related statements of income (loss), partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Generally Accepted Auditing Standards and Government Auditing Standards, as issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dilley Retirement, Ltd. (A Texas Limited Partnership) as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 18, 1999, on our consideration of the internal control structure of Dilley Retirement, Ltd.-(A Texas Limited Partnership) and a report dated January 18, 1999, on its compliance with laws and regulations.


/s/ Lou Anne Montey and Associates, P.C.
Certified Public Accountants

Austin, Texas
January 18, 1999

Lou Ann Montey and Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin, TX   78759
PHONE:  512-338-0044
FAX:  512-338-5395

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To The Partners
Taylor Retirement, Ltd.-(A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Taylor Retirement, Ltd. (A Texas Limited Partnership) as of December 31, 1998 and 1997, and the related statements of income (loss), partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Generally Accepted Auditing Standards and Government Auditing Standards as issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Taylor Retirement, Ltd.- (A Texas Limited Partnership) as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with Generally Accepted Accounting Principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 25, 1999, on our consideration of the internal control structure of Taylor Retirement, Ltd.- (A Texas Limited Partnership)and a report dated January 25, 1999, on its compliance with laws and regulations.


/s/ Lou Ann Montey and Associates, P.C.
Certified Public Accountants

Austin, Texas
January 25, 1999

Lou Ann Montey and Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin, TX  78759
PHONE:  512-338-0044
FAX:  512-338-5395

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To The Partners
Donna Retirement, Ltd.-(A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Donna Retirement, Ltd.- (A Texas Limited Partnership) as of December 31, 1998 and 1997, and the related statements of income (loss), partners' equity, and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with Generally Accepted Auditing Standards and Government Auditing Standards, as issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Donna Retirement, Ltd.- (A Texas Limited Partnership) as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with Generally Accepted Accounting Principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 20, 1999, on our consideration of the internal control structure of Donna Retirement, Ltd.- (A Texas Limited Partnership)and a report dated January 20, 1999, on its compliance with laws and regulations.


/s/ Lou Ann Montey and Associates, P.C.
Certified Public Accountants

Austin, Texas
January 20, 1999

David G. Pelliccione, C.P.A., P.C.
329 Eisenhower Dr., Suite B-200
Savannah, GA  31406
PHONE:  912-354-2334
FAX:  912-354-2443

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To The Partners
Brooks Lane Apartments, L.P.

We have audited the accompanying balance sheets of BROOKS LANE APARTMENTS, L.P., as of December 31, 1998 and 1997 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BROOKS LANE APARTMENTS, L.P., as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 11, 1999, on our consideration of BROOKS LANE APARTMENTS, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

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

/s/ David G. Pelliccione, C.P.A., P.C.
Certified Public Accountants

Savannah, Georgia
February 11, 1999

David G. Pelliccione, C.P.A., P.C.
329 Eisenhower Dr., Suite B-200
Savannah, GA  31406
PHONE:  912-354-2334
FAX:  912-354-2443

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To The Partners
Brooks Field Apartments, L.P.

We have audited the accompanying balance sheets of BROOKS FIELD APARTMENTS, L.P., as of December 31, 1998 and 1997 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BROOKS FIELD APARTMENTS, L.P., as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 11, 1999, on our consideration of BROOKS FIELD APARTMENTS, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

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

/s/ David G. Pelliccione, C.P.A., P.C.
Certified Public Accountants

Savannah, Georgia
February 11, 1999

David G.Pelliccione, C.P.A., P.C.
329 Eisenhower Dr., Suite B-200
Savannah, GA 31406
PHONE:  912-354-2334
FAX:  912-354-2443

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To The Partners
Brooks Point Apartments, L.P.

We have audited the accompanying balance sheets of BROOKS POINT APARTMENTS, L.P., as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BROOKS POINT APARTMENTS, L.P., as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 11, 1999, on our consideration of BROOKS POINT APARTMENTS, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

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

/s/ David G. Pelliccione, C.P.A., P.C.
Certified Public Accountants

Savannah, Georgia
February 11, 1999

McCartney & Company, P.C.
2121 University Park Drive - Suite 150
Okemos, MI  48864
PHONE:  517-347-5000
FAX:  517-347-5007

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

Partners
Mariner Cove Apartments, Limited Partnership
DeWitt, Michigan

We have audited the accompanying balance sheets of Mariner Cove Apartments Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mariner Cove Apartments Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 5, 1999, on our consideration of Mariner Cove Apartments Limited Partnership's internal control structure and its compliance with laws and regulations.


/s/ McCartney & Company, P.C.
Certified Public Accountants

March 5, 1999

Simmons and Clubb
410 S. Orchard, Suite 156
Boise, ID 83705
PHONE:  208-336-6800
FAX:  208-343-2381
                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
General Partner
South Brenchley Housing Limited Partnership
Boise, Idaho

We have audited the accompanying balance sheet of South Brenchley Housing Limited Partnership as of December 31, 1998, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Brenchley Housing Limited Partnership as of December 31, 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 1, 1999, on our consideration of South Brenchley's internal control structure, and a report dated February 1, 1999, on its compliance with specific requirements applicable to major programs.

The partnership's tax returns have been filed allowing the partners to claim a benefit of a low income housing tax credit. Because the compliance and qualification standards of the low income housing tax credit are not related to the interest credit agreement and loan agreement, and because the low income housing tax credit relates to income taxes which are the responsibility of each individual partner, the scope of our audit was not designed or intended to audit the partnerships compliance with the low income housing tax credit laws. Accordingly, our audit cannot be relied upon to give assurance with regard to the partnerships compliance with any of the low income housing tax credit laws.

/s/  Roger Clubb
Simmons and Clubb
Certified Public Accountants
Boise, Idaho
February 1, 1999

Simmons and Clubb
410 S. Orchard, Suite 156
Boise, ID 83705
PHONE:  208-336-6800
FAX:  208-343-2381

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
General Partner
South Brenchley Housing Limited Partnership
Boise, Idaho

We have audited the accompanying balance sheet of South Brenchley Housing Limited Partnership as of December 31, 1997, and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/  Roger Clubb
Simmons and Clubb
Certified Public Accountants
February 10, 1998

Gubler and Carter, P.C.
7001 South 900 East, Suite 240
Midvale, UT 84047
PHONE:  801-566-5866
FAX:  801-561-8693

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
TO THE PARTNERS
HOMESTEAD WEST LIMITED PARTNERSHIP

We have audited the accompanying balance sheets of Homestead West Limited Partnership, as of December 31, 1998 and 1997 and the related statements of income, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Homestead West Limited Partnership, as of December 31, 1998 and 1997 and the results of its operations, changes in partners' capital, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated February 8, 1999 on our consideration of Homestead West Limited Partnership's internal control and on its compliance with laws and regulations.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 14 through 16 is presented for purposes of additional analysis and is not a required part of the basic financial statements of Homestead West Limited Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Gubler and Carter, P.C.
Certified Public Accountants
Salt Lake City, Utah
February 8, 1999

Miller, Mayer, Sullivan & Stevens LLP
2365 Harrodsburg Rd.
Lexington, KY 40504-3399
PHONE:  606-223-3095
FAX:  606-223-2143
                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Louisa Senior Apartments, Ltd.

We have audited the accompanying balance sheets of Louisa Senior Apartments, Ltd., (a limited partnership) Case No. 20-064-407447188, as of December 31, 1998 and 1997 and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and the standards for financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Louisa Senior Apartments, Ltd. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued report dated February 1, 1999 on our consideration of Louisa Senior Apartments, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

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

/s/ Miller, Mayer, Sullivan & Stevens LLP
Certified Public Accountants
Lexington, Kentucky
February 1, 1999

Miller, Mayer, Sullivan & Stevens LLP
2365 Harrodsburg Rd.
Lexington, KY 40504-3399
PHONE:  606-223-3095
FAX:  606-223-2143
                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Wells Hill Apartments, Ltd.

We have audited the accompanying balance sheets of Wells Hill Apartments, Ltd., (a limited partnership) Case No. 20-086-611204241, as of December 31, 1998 and 1997 and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and the standards for financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Hill Apartments, Ltd. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 3, 1999 on our consideration of Wells Hill Apartments, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental data included in this report is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, is presented fairly, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Miller, Mayer, Sullivan & Stevens LLP
Certified Public Accountants
Lexington, Kentucky
February 3, 1999

Eide Bailly LLP
100 N. Phillips, Ste.800 - P.O. Box 5126
Sioux Falls, SD 57117-5126
PHONE:  605-339-1999
FAX:  605-339-1306
                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
The Partners
Lincoln, Ltd.
Pierre, South Dakota

We have audited the accompanying balance sheets of Lincoln, Ltd. (a limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lincoln, Ltd. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on pages 12 and 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements of Lincoln, Ltd. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 8, 1999 on our consideration of Lincoln, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

/s/ Eide Bailly LLP
Certified Public Accountants

Sioux Falls, South Dakota
February 8, 1999

Eide Bailly LLP
100 N. Phillips, Ste.800 - P.O. Box 5126
Sioux Falls, SD 57117-5126
PHONE:  605-339-1999
FAX:  605-339-1306
                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
The Partners
Courtyard, Ltd.

Huron, South Dakota

We have audited the accompanying balance sheets of Courtyard, Ltd. (a limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Courtyard, Ltd. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on pages 14 and 15 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 29, 1999 on our consideration of Courtyard, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

/s/ Eide Bailly LLP
Certified Public Accountants

Sioux Falls, South Dakota
January 29, 1999

Brockway, Gersbach & Niemeier, P.C.
P.O. Box 4083
Temple, TX 76505-4083
PHONE:  254-773-9907
FAX:  254-773-1570

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
The Partners
Leander Housing 1990, Ltd.
Leander, Texas

We have audited the accompanying balance sheet of Leander Housing 1990, Ltd. (a Texas limited partnership) as of December 31, 1998 and 1997 and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Leander Housing 1990, Ltd. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 11, 1999, on our consideration of Leander Housing 1990, Ltd.'s internal control and on its compliance with laws and regulations applicable to the financial statements.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 through 15 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Year End Report/Analysis (Form FmHA 1930-8); the Statement of Actual Budget and Income (Form FmHA 1930-7) for the year ended December 31, 1998, and the Supplemental Data Required by the Rural Housing and Community Development Services, is presented for purposes of complying with the requirements of the Rural Housing and Community Development Services and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Brockway, Gersbach & Niemeier, P.C.
Certified Public Accountants

February 11, 1999

Johnson, Hickey & Murchison, P.C.
651 East Fourth Street,  Suite 200
Chattanooga, TN 37403-1924
PHONE:  423-756-0052
FAX:  423-267-5945

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the General Partners of
Pleasant Valley Apartments, L.P.:

We have audited the accompanying balance sheets of Pleasant Valley Apartments, L.P. as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pleasant Valley Apartments, L.P. as of December 31, 1998 and 1997, and the results of its operations, changes in partners' equity and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 26, 1999, on our consideration of the Partnership's compliance and internal control structure over financial reporting.

/s/ Johnson, Hickey & Murchison, P.C.
Certified Public Accountants

January 26, 1999

Johnson, Hickey & Murchison, P.C.
651 East Fourth Street,  Suite 200
Chattanooga, TN 37403-1924
PHONE:  423-756-0052
FAX:  423-267-5945

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the General Partners of
Brookwood Apartments, L.P.:

We have audited the accompanying balance sheets of Brookwood Apartments, L.P. as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity and cash flows for the years ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brookwood Apartments, L.P. as of December 31, 1998 and 1997, and the results of its operations, changes in partners' equity and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 19, 1999, on our consideration of the Partnership's compliance and internal control over financial reporting.

/s/ Johnson, Hickey & Murchison, P.C.
Certified Public Accountants

January 19, 1999

Johnson, Hickey & Murchison, P.C.
651 East Fourth Street, Suite 200
Chattanooga, TN 37403-1924
PHONE:  423-756-0052
FAX:  423-267-5945

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To the General Partners of
River Rest Apartments, L.P.:

We have audited the accompanying balance sheets of River Rest Apartments, L.P. as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of River Rest Apartments, L.P. as of December 31, 1998 and 1997, and the results of its operations, changes in partners' equity and its cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 19, 1999, on the Partnership's compliance and internal control over financial reporting.

/s/ Johnson, Hickey & Murchison, P.C.
Certified Public Accountants

January 19, 1999

Habif, Arogeti & Wynne, P.C.
1073 West Peachtree Street, N.E.
Atlanta, GA 30309-3837
PHONE:  404-892-9651
FAX:  404-876-3913
                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Royston Elderly Housing, L.P.

We have audited the accompanying balance sheets of ROYSTON ELDERLY HOUSING, L.P. (a limited partnership), as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration's Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In accordance with Government Auditing Standards, we have also issued a report dated February 8, 1999 on our consideration of ROYSTON ELDERLY HOUSING, L.P.'s internal control and a report dated February 8, 1999 on its compliance with laws and regulations.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ROYSTON ELDERLY
HOUSING, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Habif, Arogeti & Wynne, P.C.
Certified Public Accountants
Atlanta, Georgia

February 8, 1999

Leavitt, Christensen & Co.
9100 W. Blackeagle Drive
Boise, ID  83709
PHONE:  208-322-6769
FAX:  208-322-7307
                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

Managing General Partner
Heritage Park Associates Limited Partnership
Boise, Idaho

We have audited the accompanying balance sheets of Heritage Park Associates Limited Partnership, as of December 31, 1998 and 1997, and the related statements of operations, partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States and the Rural Development Audit Program issued in December 1989. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heritage Park Associates Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated February 10, 1999 on our consideration of Heritage Park Associates Limited Partnership's internal control and on its compliance with laws and regulations.

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

/s/ Leavitt, Christensen & Co.
Certified Public Accountants
February 10, 1999

Bob T. Robinson
2084 Dunbarton Drive
Jackson, MS  39216
PHONE:  601-982-3875
FAX:  601-982-3876

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To the Partners of Elderly Housing of Pontotoc, L.P.

I have audited the accompanying balance sheet of Elderly Housing of Pontotoc, L.P., (RD Case Number 28-058-640818315) as of December 31, 1998 and 1997 and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Elderly Housing of Pontotoc, L.P. as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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


/s/ Bob T. Robinson
Certified Public Accountant

March 4, 1999

Donald W. Causey & Associates, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE:  256-543-3707
FAX:  256-543-9800

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Lakeshore II, Ltd.
Tuskegee, Alabama

We have audited the accompanying balance sheets of Lakeshore II, Ltd., a limited partnership, RHS Project No.: 01-044-631056927 as of December 31, 1998 and 1997, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeshore II, Ltd., RHS Project No.: 01-044-631056927 as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 1998 and 1997, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 18 1999 on our consideration of Lakeshore Apartments, Ltd.'s, internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.


/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountants

Gadsden, Alabama
February 18, 1999

Donald W. Causey & Associates, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE:  256-543-3707
FAX:  256-543-9800

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Skyview Apartments, Ltd.
Troy, Alabama

We  have  audited  the  accompanying balance sheets of Skyview  Apartments,
Ltd., a limited partnership, RHS Project No.: 01-055-631086473 as of December 31, 1998 and 1997, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Skyview Apartments, Ltd., RHS Project No.: 01-055-631086473 as of December 31, 1998 and 1997,
and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the years ended December 31, 1998 and 1997, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 23, 1999 on our consideration of Skyview Apartments, Ltd's., internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.


/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountants

Gadsden, Alabama
February 23, 1999

Donald W. Causey & Associates, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE:  256-543-3707
FAX:  256-543-9800

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Meadowview Apartments, Ltd.
Greenville, Alabama

We have audited the accompanying balance sheets of Meadowview Apartments, Ltd., a limited partnership, as of December 31, 1998 and 1997, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasaonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meadowview Apartments, Ltd., as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 and 10 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Donald W. Causey and Associates, P.C.
Certified Public Accountant

Gadsden, Alabama
February 20, 1999

Donald W. Causey & Associates, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE:  256-543-3707
FAX:  256-543-9800

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To the Partners
Applegate Apartments, Ltd.
Florence, Alabama

We have audited the accompanying balance sheets of Applegate Apartments, Ltd., a limited partnership, as of December 31, 1998 and 1997, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for my opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Applegate Apartments, Ltd., as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 and 10 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountants

Gadsden, Alabama
February 19, 1999

Donald W. Causey & Associates, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE:  256-543-3707
FAX:  256-543-9800

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To the Partners
Heatherwood Apartments, Ltd.
Alexander City, Alabama

We have audited the accompanying balance sheets of Heatherwood Apartments, Ltd., a limited partnership, as of December 31, 1998 and 1997, and the related statement of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that our audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heatherwood Apartments, Ltd., as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountants

Gadsden, Alabama
February 23, 1999

Turk & Giles, CPAs, P.C.
1823 East 20th  -  P.O. Box 3766
Joplin, MO 64803
PHONE:  417-623-8666
FAX:  417-623-4075

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To the Partners
Galena Seniors, L.P.
Joplin, Missouri

We have audited the accompanying balance sheets of Galena Seniors, L.P. (a limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration AUDIT PROGRAM. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galena Seniors L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 24, 1999 on our consideration of Galena Seniors, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Supplemental Letter on pages 14-16 is presented for purposes of additional analysis and is not a required
part  of  the  basic  financial  statements.   Such  information  has  been
subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

February 24, 1999

Turk & Giles, CPAs, P.C.
1823 East 20th  -  P.O. Box 3766
Joplin, MO 64803
PHONE:  417-623-8666
FAX:  417-623-4075

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To the Partners
Purdy Apartments, L.P.
Joplin, Missouri

We have audited the accompanying balance sheets of Purdy Apartments L.P. (a limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration AUDIT PROGRAM. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Purdy Apartments, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 24, 1999 on our consideration of Purdy Apartments, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Supplemental Letter on pages 14-16 is presented for purposes of additional analysis and is not a required
part  of  the  basic  financial  statements.   Such  information  has  been
subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

February 24, 1999

Turk & Giles, CPAs, P.C.
1823 East 20th  -  P.O. Box 3766
Joplin, MO 64803
PHONE:  417-623-8666
FAX:  417-623-4075

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To the Partners
Aurora Seniors, L.P.
Joplin, Missouri 64804

We have audited the accompanying balance sheets of Aurora Seniors, L.P. (a limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration AUDIT PROGRAM. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aurora Seniors L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 24, 1999 on our consideration of Aurora Seniors, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Supplemental Letter on pages 14-16 is presented for purposes of additional analysis and is not a required
part  of  the  basic  financial  statements.   Such  information  has  been
subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

February 24, 1999

Turk & Giles, CPAs, P.C.
1823 East 20th  -  P.O. Box 3766
Joplin, MO 64803
PHONE:  417-623-8666
FAX:  417-623-4075

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To the Partners
Baxter Springs Seniors, L.P.
Joplin, Missouri 64804

We have audited the accompanying balance sheets of Baxter Springs Seniors, L.P. (a limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration AUDIT PROGRAM. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Baxter Springs Seniors L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 24, 1999 on our consideration of Baxter Springs Seniors, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Supplemental Letter on pages 14-16 is presented for purposes of additional analysis and is not a required
part  of  the  basic  financial  statements.   Such  information  has  been
subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

February 24, 1999

Turk & Giles, CPAs, P.C.
1823 East 20th  -  P.O. Box 3766
Joplin, MO 64803
PHONE:  417-623-8666
FAX:  417-623-4075

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To the Partners
Marionville Seniors, L.P.
Joplin, Missouri 64804

We have audited the accompanying balance sheets of Marionville Seniors, L.P. (a limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration AUDIT PROGRAM. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marionville Seniors, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 24, 1999 on our consideration of Marionville Seniors, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Supplemental Letter on pages 14-16 is presented for purposes of additional analysis and is not a required
part  of  the  basic  financial  statements.   Such  information  has  been
subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

February 24, 1999

Suellen Doubet, CPA
226 East Cherokee
Wagoner, OK 74467
PHONE:  918-485-8085
FAX:  918-485-3092

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners of
Cavalry Crossing:

I have audited the accompanying balance sheet of Cavalry Crossing (a Kansas Limited Partnership) as of December 31, 1998, and December 31, 1997 and the related statement of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cavalry Crossing as of December 31, 1998, and December 31, 1997 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, I have also issued a report dated March 15, 1999 on my consideration of Cavalry Crossing's compliance and on internal control over financial reporting.

/s/ Suellen Doubet, CPA
Certified Public Accountant

Wagoner, OK  74467
March 15, 1999

Suellen Doubet, CPA
226 East Cherokee
Wagoner, OK 74467
PHONE:  918-485-8085
FAX:  918-485-3092

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To the Partners of
Sycamore Landing:

I have audited the accompanying balance sheet of Sycamore Landing (a Kansas Limited Partnership) as of December 31, 1998, and 1997 and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sycamore Landing as of December 31, 1998, and 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, I have also issued a report dated March 23, 1999 on my consideration of Sycamore Landing's compliance and on internal control over financial reporting.

/s/ Suellen Doubet, CPA
Certified Public Accountant

Wagoner, OK  74467
March 23, 1999


Suellen Doubet, CPA
226 East Cherokee
Wagoner, OK 74467
PHONE:  918-485-8085
FAX:  918-485-3092

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners of
Parsons Village:

I have audited the accompanying balance sheet of Parsons Village (a Kansas Limited Partnership) as of December 31, 1998, and December 31, 1997 and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parsons Village as of December 31, 1998, and December 31, 1997 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, I have also issued a report dated March 16, 1999 on my consideration of Parsons Village's compliance and on internal control over financial reporting.

/s/ Suellen Doubet, CPA
Certified Public Accountant

Wagoner, OK  74467
March 16, 1999

David G. Pelliccione, C.P.A., P.C.
329 Eisenhower Drive, Suite B-200
Savannah, GA 31406
PHONE:  912-354-2334
FAX:  912-354-2443
                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To The Partners
Brookstone Apartments, L.P.

We have audited the accompanying balance sheets of BROOKSTONE APARTMENTS, L.P., as of December 31, 1998 and 1997 and the related statement of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BROOKSTONE APARTMENTS, L.P., as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 11, 1999, on our consideration of BROOKSTONE APARTMENTS, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

Our audit was made for the purpose of forming an opinion on the basic financial statements of BROOKSTONE APARTMENTS, L.P.'s taken as a whole. The supplemental information on pages 9 and 10 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ David G. Pelliccione, C.P.A., P.C.
Certified Public Accountants

Savannah, Georgia
February 11, 1999

David G. Pelliccione, C.P.A., P.C.
329 Eisenhower Drive, Suite B-200
Savannah, GA  31406
PHONE:  912-354-2334
FAX:  912-354-2443
                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To The Partners
Brookshollow Apartments, L.P.

We have audited the accompanying balance sheets of BROOKSHOLLOW APARTMENTS, L.P., as of December 31, 1998 and 1997 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BROOKSHOLLOW APARTMENTS, L.P., as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 11, 1999, on our consideration of BROOKSHOLLOW APARTMENTS, L.P.'s internal control over financial reporting and our tests of its compliance with certain provlisions of laws, regulations, contracts and grants.

Our audit was made for the purpose of forming an opinion on the basic financial statements of BROOKSHOLLOW APARTMENTS, L.P., taken as a whole. The supplemental information on pages 9 and 10 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ David G. Pelliccione, C.P.A., P.C.
Certified Public Accountants

Savannah, Georgia
February 11, 1999

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

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program" issued in December 1989. Those standards and the Audit Program require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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


/s/ Larry C. Stemen CPA & Associates
Certified Public Accountants
Columbus, Ohio

January 16, 1998

Fentress, Dunbar & Brown, CPAs, LLC
6660 North High Street, Suite F
Worthington, OH 43085-2537
PHONE:  614-825-0011
FAX:  614-825-0014

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners of
Morningside Villa Limited Partnership
DBA  Morningside Villa Apartments
Mansfield, Ohio

We have audited the accompanying balance sheet of Morningside Villa Limited Partnership (a limited partnership), DBA Morningside Villa Apartments, Case No. 41-033-341622448, as of December 31, 1998, and the related income statement, changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Morningside Villa Limited Partnership as of December 31, 1997, were audited by other auditors whose report dated January 16, 1998, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program" issued in December 1989. Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Morningside Villa
Limited Partnership, DBA Morningside Villa Apartments, Case No. 41-033-341622448, at December 31, 1998, and the results of its operations, changes in partners' equity (deficit), and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 15, 1999, on our consideration of Morningside Villa Limited Partnership's internal control and a report dated January 15, 1999, on its compliance with specific requirements applicable to Rural Development Services Programs.

/s/ Fentress, Dunbar & Brown, CPAs, LLC
Certified Public Accountants

Worthington, Ohio
January 15, 1999

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

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program" issued in December 1989. Those standards and the Audit Program require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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


/s/ Larry C. Stemen CPA & Associates
Certified Public Accountants
Columbus, Ohio

January 16, 1998

Fentress, Dunbar & Brown, CPAs, LLC
6660 North High Street, Suite 3F
Worthington, OH 43085-2537
PHONE:  614-825-0011
FAX:  614-825-0014

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners of
Kenton Apartments Company Limited Partnership
DBA  Springbrook Commons
Mansfield, Ohio

We have audited the accompanying balance sheet of Kenton Apartments Company Limited Partnership (a limited partnership), DBA Springbrook Commons, Case No. 41-033-0382999141, as of December 31, 1998, and the related income statement, changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Kenton Apartments Company Limited Partnership as of December 31, 1997, were audited by other auditors whose report dated January 16, 1998, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program" issued in December, 1989. Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kenton Apartments
Company Limited Partnership, DBA Springbrook Commons, Case No. 41-033-0382999141, at December 31, 1998, and the results of its operations, changes in partners' equity (deficit),and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 15, 1999, on our consideration of Kenton Apartments Company Limited Partnership's internal control and a report dated January 15, 1999, on its compliance with specific requirements applicable to Rural Development Services programs.

/s/ Fentress, Dunbar & Brown, CPAs, LLC
Certified Public Accountants

Worthington, Ohio
January 15, 1999

Burrus, Paul & Turnbull, CPAs
1230 Crestar Bank Bldg.
Norfolk, VA 23510-2276
PHONE:  757-623-3236
FAX:  757-627-8603

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To the Partners
Lovingston Ridge (A Limited Partnership)
Yorktown, Virginia

We have audited the balance sheets of Lovingston Ridge (A Limited Partnership), as of December 31, 1998 and 1997, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lovingston Ridge (A
Limited Partnership) as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ Burrus, Paul & Turnbull CPAs
Certified Public Accountants

March 15, 1999

Henderson & Godbee, P.C.
3488 N. Valdosta Rd.-P.O. Box 2241
Valdosta, GA  31604-2241
PHONE:  912-245-6040
FAX:  912-245-1669

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To the Partners
Mt. Vernon Rental Housing, L.P.
Valdosta, Georgia

We  have  audited  the  accompanying balance sheet  of  Mt.  Vernon  Rental
Housing,  L.P.  (a limited partnership), Federal ID No. 58-1965613,  as  of
December 31, 1998, and the related statements of income, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mt. Vernon Rental Housing, L.P. as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The December 31, 1997 financial statements were compiled by us and our report thereon, dated January 21, 1998, stated we did not audit or review those financial statements and, accordingly, expressed no opinion or other form of assurance on them.

In accordance with Government Auditing Standards, we have also issued a report dated January 15, 1999 on our consideration of Mt. Vernon Rental Housing, L.P.'s internal control structure and a report dated January 15, 1999 on its compliance with laws and regulations.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 15, 1999

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

  Ronald M. Diner, age 55, is President and a Director. He is a Senior Vice President of Raymond James & Associates, Inc., with whom he has been employed since June 1983. Mr. Diner received an MBA degree from Columbia University (1968) and a BS degree from Trinity College (1966). Prior to joining Raymond James & Associates, Inc., he managed the broker-dealer activities of Pittway Real Estate, Inc., a real estate development firm. He was previously a loan officer at Marine Midland Realty Credit Corp., and spent three years with Common, Dann & Co., a New York regional investment firm. He has served as a member of the Board of Directors of the Council for Rural Housing and Development, a national organization of developers, managers and syndicators of properties developed under the RECD Section 515 program, and is a member of the Board of Directors of the Florida Council for Rural Housing and Development. Mr. Diner has been a speaker and panel member at state and national seminars relating to the low-income housing credit.

  J. Davenport Mosby, age 43, is a Vice President and a Director. He is a Senior Vice President of Raymond James & Associates, Inc. which he joined in 1982. Mr. Mosby received an MBA from the Harvard Business School (1982). He graduated magna cum laude with a BA from Vanderbilt University where he was elected to Phi Beta Kappa.

  Teresa L. Barnes, age 52, is a Vice President. Ms. Barnes is a Senior Vice President of Raymond James & Associates, Inc., which she joined in 1969.

  Sandra L. Furey, age 36, is Secretary, Treasurer. Ms. Furey has been employed by Raymond James & Associates, Inc. since 1980 and currently serves as Closing Administrator for the Gateway Tax Credit Funds.


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


Item 12.  Security Ownership of Certain Beneficial Owners and Management

   Neither of the General Partners own any units of the outstanding securities of Gateway as of March 31, 1999. Ronald M. Diner, President of Raymond James Tax Credit Funds, Inc. owns 5 units of Series 7. None of the other directors and officers own any units of the outstanding securities of Gateway as of March 31, 1999.

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

   For the periods ended March 31, 1998, 1997 and 1996 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

 Asset Management Fee - The Managing General Partner is entitled to receive an annual asset management fee equal to the greater of (i) $2,000 for each limited partnership in which Gateway invests, as adjusted by the Consumer Price Index or (ii) 0.275% of Gateway's gross proceeds from the sale of limited partnership interests. In either event (i) or (ii), the maximum amount may not exceed 0.2% of the aggregate cost (Gateway's capital contribution plus Gateway's share of the Properties' mortgage) of Gateway's interest in properties owned by the Project Partnerships. The asset management fee will be paid only after all other expenses of Gateway have been paid. These fees are included in the Statement of Operations.
                         1999               1998                1997
                         ----               ----                ----
Series 7                   $  88,207          $  88,433           $  80,591
Series 8                      91,933             92,191              88,857
Series 9                      50,458             50,592              49,594
Series 10                     34,427             34,101              30,997
Series 11                     27,721             27,281              24,797
                           ---------          ---------            --------
Total                      $ 292,746          $ 292,598           $ 274,836
                           =========          =========           =========

  General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an
accountable   basis.   This  expense  is  included  in  the  Statement   of
Operations.

                         1999               1998                1997
                         ----               ----                ----
Series 7                   $  13,177          $  14,380           $  12,039
Series 8                      14,528             15,855              13,275
Series 9                       8,109              8,849               7,410
Series 10                      5,068              5,531               4,630
Series 11                      4,054              4,424               3,702
                           ---------          ---------           ---------
Total                      $  44,936          $  49,039           $  41,056
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

b. Reports filed on Form 8-K - NONE


GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1998

SERIES 7
Apartment Properties
                                                          Mortgage Loan
Partnership           Location             # of Units        Balance
-----------           --------             ----------     -------------

Nottingham            Pisgah, AL             18                     590,344
Cedar Hollow          Waterloo, NE           24                     765,546
Sunrise               Mission, SD            44                   2,040,082
Mountain City         Mountain City, TN      40                   1,323,290
Burbank               Falls City, NE         24                     809,231
Washington            Bloomfield, NE         24                     802,629
BrookStone            McCaysville, GA        40                   1,212,214
Tazewell              New Tazewell, TN       44                   1,413,028
N. Irvine             Irvine, KY             24                     795,611
Horton                Horton, KS             24                     772,551
Manchester            Manchester, GA         42                   1,218,985
Waynesboro            Waynesboro, GA         24                     680,621
Lakeland II           Lakeland, GA           30                     840,189
Mt. Vernon            Mt. Vernon, GA         24                     748,890
Meadow Run            Dawson, GA             48                   1,444,671
Spring Creek II       Quitman, GA            24                     676,311
Warm Springs          Warm Springs, GA       22                     679,900
Blue Ridge            Blue Ridge, GA         41                   1,104,018
Walnut                Elk Point, SD          24                     827,098
Pioneer               Mountain View, AR      48                   1,214,939
Dilley                Dilley, TX             28                     727,569
Elsa                  Elsa, TX               40                   1,043,294
Clinch View           Gate City, VA          42                   1,475,030
Jamestown             Jamestown, TN          40                   1,231,338
Leander               Leander, TX            36                     921,314
Louisa Sr.            Louisa, KY             36                   1,205,228
Orchard Commons       Crab Orchard, KY       12                     365,869
Vardaman              Vardaman, MS           24                     737,376
Heritage Park         Paze, AZ               32                   1,251,387
BrooksHollow          Jasper, GA             40                   1,195,314
Cavalry Crossing      Ft. Scott, KS          40                   1,427,155
Carson City           Carson City, KS        24                     795,845
Matteson              Capa, KS               24                     769,608
Pembroke              Pembroke, KY           16                     518,142
Robynwood             Cynthiana, KY          24                     791,731
Atoka                 Atoka, OK              24                     687,991
Coalgate              Coalgate, OK           24                     687,032
Hill Creek            West Blocton, AL       24                     786,481
Cardinal              Mountain Home. AR      32                     160,729
                                                               ------------
                                                                $36,738,581
                                                               ============


GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1998

SERIES 7
Apartment Properties
                              Cost At Acquisition
                             --------------------
                                                          Net Improvements
                                         Buildings,         Capitalized
                                        Improvements       Subsequent to
Partnership                Land         and Equipment       Acquisition
-----------                ----         -------------     ----------------

Nottingham                    21,070             695,113                884
Cedar Hollow                  25,000             889,355             19,487
Sunrise                       30,000             837,000          1,651,743
Mountain City                 67,000           1,345,826            179,382
Burbank                       25,000             595,780            362,149
Washington                    30,000             401,435            533,814
BrookStone                    45,000             176,183          1,236,310
Tazewell                      75,000             834,811            784,649
N. Irvine                     27,600             696,407            295,222
Horton                        15,615             641,460            275,465
Manchester                    40,000             243,179          1,192,250
Waynesboro                    45,310             107,860            664,328
Lakeland II                   30,000             149,453            830,194
Mt. Vernon                    19,500             156,335            724,691
Meadow Run                    20,000             241,802          1,483,038
Spring Creek II               40,000             117,323            651,152
Warm Springs                  45,000             196,691            581,561
Blue Ridge                         0             234,193          1,100,420
Walnut                        20,000             112,079            868,819
Pioneer                       30,000           1,092,918            210,420
Dilley                        30,000             847,755             11,295
Elsa                          40,000           1,286,910             13,571
Clinch View                   99,000             409,447          1,266,074
Jamestown                     53,800             436,875          1,007,289
Leander                       46,000           1,063,200              5,134
Louisa Sr.                    90,000             449,409            965,250
Orchard Commons               28,789             452,556            (1,684)
Vardaman                      15,000              93,877            796,817
Heritage Park                199,000           1,243,700            105,641
BrooksHollow                  67,155             183,029          1,188,736
Cavalry Crossing              82,300             894,246            791,440
Carson City                   86,422             354,778            515,811
Matteson                      28,438             556,314            352,870
Pembroke                      22,000             190,283            411,021
Robynwood                     35,000             315,110            661,574
Atoka                         16,000             819,334                  0
Coalgate                      22,500             806,005                  0
Hill Creek                    29,337             622,291            304,624
Cardinal                      24,207             650,852            106,376
                         -----------        ------------       ------------
                         $ 1,666,043        $ 21,441,174       $ 22,147,817
                         ===========        ============       ============

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1998


SERIES 7
Apartment Properties
                        Gross Amount At Which Carried At December 31, 1998
                                       --------------------
                                         Buildings,
                                        Improvements
Partnership                Land         and Equipment          Total
-----------                ----         -------------          -----

Nottingham                    21,070             695,997            717,067
Cedar Hollow                  27,097             906,745            933,842
Sunrise                       30,000           2,488,743          2,518,743
Mountain City                 67,000           1,525,208          1,592,208
Burbank                       37,000             945,929            982,929
Washington                    52,733             912,516            965,249
BrookStone                    45,000           1,412,493          1,457,493
Tazewell                      75,000           1,619,460          1,694,460
N. Irvine                     27,600             991,629          1,019,229
Horton                        15,615             916,925            932,540
Manchester                    49,455           1,425,974          1,475,429
Waynesboro                    34,500             782,998            817,498
Lakeland II                   29,600             980,047          1,009,647
Mt. Vernon                    19,500             881,026            900,526
Meadow Run                    40,000           1,704,840          1,744,840
Spring Creek II               30,000             778,475            808,475
Warm Springs                  20,000             803,252            823,252
Blue Ridge                         0           1,334,613          1,334,613
Walnut                        62,700             938,198          1,000,898
Pioneer                       30,000           1,303,338          1,333,338
Dilley                        30,000             859,050            889,050
Elsa                          40,000           1,300,481          1,340,481
Clinch View                   99,000           1,675,521          1,774,521
Jamestown                     53,800           1,444,164          1,497,964
Leander                       46,000           1,068,334          1,114,334
Louisa Sr.                    90,000           1,414,659          1,504,659
Orchard Commons               28,789             450,872            479,661
Vardaman                      15,000             890,694            905,694
Heritage Park                199,706           1,348,635          1,548,341
BrooksHollow                  67,000           1,371,920          1,438,920
Cavalry Crossing              84,118           1,683,868          1,767,986
Carson City                   40,028             916,983            957,011
Matteson                      39,000             898,622            937,622
Pembroke                      22,000             601,304            623,304
Robynwood                     35,000             976,684          1,011,684
Atoka                         16,000             819,334            835,334
Coalgate                      22,500             806,005            828,505
Hill Creek                    29,337             926,915            956,252
Cardinal                      24,207             757,228            781,435
                         -----------        ------------       ------------
                         $ 1,695,355         $43,559,679        $45,255,034
                         ===========        ============       ============

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1998

SERIES 7
Apartment Properties

Partnership              Accumulated Depreciation      Depreciable Life
-----------              ------------------------      ----------------

Nottingham                                128,343                  5.0-40.0
Cedar Hollow                              156,047                  7.0-40.0
Sunrise                                   528,968                  5.0-27.5
Mountain City                             352,622                  7.0-27.5
Burbank                                   200,554                  5.0-30.0
Washington                                227,423                  5.0-30.0
BrookStone                                263,183                  5.0-27.5
Tazewell                                  370,062                  7.0-27.5
N. Irvine                                 157,247                  5.0-40.0
Horton                                    238,767                  5.0-25.0
Manchester                                260,036                  5.0-25.0
Waynesboro                                145,418                 10.0-30.0
Lakeland II                               192,771                 10.0-30.0
Mt. Vernon                                143,112                  5.0-30.0
Meadow Run                                309,971                  7.0-27.5
Spring Creek II                           144,297                 10.0-30.0
Warm Springs                              166,347                  5.0-40.0
Blue Ridge                                273,925                  5.0-25.0
Walnut                                    183,563                  5.0-40.0
Pioneer                                   236,369                 12.0-40.0
Dilley                                    110,575                  5.0-50.0
Elsa                                      208,671                  7.0-50.0
Clinch View                               368,432                  7.0-27.5
Jamestown                                 336,109                  7.0-27.5
Leander                                   263,549                  7.0-30.0
Louisa Sr.                                261,049                  5.0-40.0
Orchard Commons                            91,209                  5.0-40.0
Vardaman                                  137,324                  5.0-40.0
Heritage Park                             345,570                  7.0-27.5
BrooksHollow                              242,705                  5.0-27.5
Cavalry Crossing                          270,086                 12.0-40.0
Carson City                               217,068                  7.0-27.5
Matteson                                  221,934                  7.0-27.5
Pembroke                                  112,511                  5.0-40.0
Robynwood                                 174,630                  5.0-40.0
Atoka                                     207,289                  5.0-25.0
Coalgate                                  210,453                  5.0-25.0
Hill Creek                                163,322                  7.0-27.5
Cardinal                                   67,140                  7.0-27.5
                                      -----------
                                       $8,688,651
                                      ===========

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1998

SERIES 8
Apartment Properties
                                                           Mortgage Loan
Partnership           Location              # of Units        Balance
-----------           --------              ----------     -------------

Purdy                 Purdy, MO                16                   465,750
Galena                Galena, KS               24                   613,960
Antlers 2             Antlers, OK              24                   649,395
Holdenville           Holdenville, OK          24                   736,565
Wetumka               Wetumka, OK              24                   670,987
Mariners Cove         Marine City, MI          32                 1,045,139
Mariners Cove Sr.     Marine City, MI          24                   809,456
Antlers               Antlers, OK              36                 1,101,452
Bentonville           Bentonville, AR          24                   608,105
Deerpoint             Elgin, AL                24                   765,330
Aurora                Aurora, MO               28                   733,674
Baxter                Baxter Springs, KS       16                   435,182
Arbor Gate            Bridgeport, AL           24                   764,378
Timber Ridge          Collinsville, AL         24                   742,376
Concordia Sr.         Concordia, KS            24                   692,070
Mountainburg          Mountainburg, AR         24                   723,145
Lincoln               Pierre, SD               25                   894,477
Fox Ridge             Russellville, AL         24                   750,081
Meadow View           Bridgeiport, NE          16                   596,898
Sheridan              Auburn, NE               16                   616,466
Morningside           Kenton, OH               32                   982,148
Grand Isle            Grand Isle, ME           16                   947,142
Meadowview            Van Buren, AR            29                   790,632
Taylor                Taylor, TX               44                 1,261,781
Brookwood             Gainesboro, TN           44                 1,484,151
Pleasant Valley       Lynchburg, TN            33                 1,109,561
Reelfoot              Ridgely, TN              20                   664,556
River Rest            Newport, TN              34                 1,156,481
Kirskville            Kirksville, MO           24                   688,687
Cimmaron              Arco, ID                 24                   840,838
Kenton                Kenton, OH               46                 1,440,868
Lovingston            Lovingston, VA           64                 2,257,075
Pontotoc              Pontotoc, MS             36                 1,111,312
So. Brenchley         Rexburg, ID              30                 1,247,579
Hustonville           Hustonville, KY          16                   531,024
Northpoint            Jackson, KY              24                   905,202
Brooks Field          Louisville, GA           32                   963,423
Brooks Lane           Clayton, GA              36                 1,111,029
Brooks Point          Dahlonega, GA            41                 1,377,336
Brooks Run            Jasper, GA               24                   764,535
Logan Heights         Russellville, KY         24                   790,322
Lakeshore 2           Tuskegee, AL             36                 1,159,692
Cottondale            Cottondale, FL           25                   768,216
                                                               ------------
                                                                $38,768,476
                                                               ============


GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1998

SERIES 8
                              Cost At Acquisition
                             --------------------
                                                          Net Improvements
                                         Buildings,         Capitalized
                                        Improvements       Subsequent to
Partnership                Land         and Equipment       Acquisition
-----------                ----         -------------     ----------------
Purdy                         64,823             493,596              8,789
Galena                        19,200             362,505            368,881
Antlers 2                     26,000             761,859                  0
Holdenville                   15,000             877,598                  0
Wetumka                       19,977             792,876                  0
Mariners Cove                117,192           1,134,974             18,221
Mariners Cove Sr.             72,252             901,745             12,615
Antlers                       50,529           1,270,510                  0
Bentonville                   15,220             743,269                  0
Deerpoint                     33,250             912,974           (13,750)
Aurora                       164,350             716,471              2,627
Baxter                        13,800             418,296            100,989
Arbor Gate                    43,218             873,748              1,337
Timber Ridge                  15,145             879,334              1,148
Concordia Sr.                 65,000             776,131           (14,742)
Mountainburg                  20,000             863,990                  0
Lincoln                      121,000             933,872             32,884
Fox Ridge                     35,000             867,785                  0
Meadow View                   29,000             686,959              1,585
Sheridan                      20,100             373,018            353,435
Morningside                   31,163           1,152,691              2,187
Grand Isle                    20,000           1,180,210                  0
Meadowview                    40,000             954,717                  0
Taylor                       105,335           1,185,923            239,510
Brookwood                     28,148           1,780,090              2,359
Pleasant Valley               56,269           1,288,452              1,507
Reelfoot                      13,000             118,127            683,441
River Rest                    50,750             431,259            921,416
Kirskville                    50,000             188,140            593,352
Cimmaron                      18,000             611,963            463,465
Kenton                        61,699             785,703            920,659
Lovingston                   178,985           2,215,782            331,431
Pontotoc                      40,500             312,296            973,317
So. Brenchley                 99,658             492,781            956,234
Hustonville                   20,000             672,270              3,335
Northpoint                   140,000             942,599              2,466
Brooks Field                  45,762             113,295          1,012,766
Brooks Lane                   57,500             123,401          1,167,290
Brooks Point                 108,000             135,053          1,414,638
Brooks Run                    50,000             158,025            715,789
Logan Heights                 24,600             422,778            504,352
Lakeshore 2                   45,000             273,501          1,097,384
Cottondale                    36,000             911,975                343
                         -----------        ------------       ------------
                          $2,280,425         $32,092,541        $12,881,260
                         ===========        ============       ============

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1998

SERIES 8
                        Gross Amount At Which Carried At December 31, 1998
                                       --------------------
                                         Buildings,
                                        Improvements
Partnership                Land         and Equipment          Total
-----------                ----         -------------          -----
Purdy                         65,351             501,857            567,208
Galena                        82,599             667,987            750,586
Antlers 2                     26,000             761,859            787,859
Holdenville                   15,000             877,598            892,598
Wetumka                       19,977             792,876            812,853
Mariners Cove                122,656           1,147,731          1,270,387
Mariners Cove Sr.             78,918             907,694            986,612
Antlers                       50,529           1,270,510          1,321,039
Bentonville                   15,220             743,269            758,489
Deerpoint                     19,500             912,974            932,474
Aurora                       164,350             719,098            883,448
Baxter                        45,275             487,810            533,085
Arbor Gate                    43,218             875,085            918,303
Timber Ridge                  15,145             880,482            895,627
Concordia Sr.                 65,000             761,389            826,389
Mountainburg                  20,000             863,990            883,990
Lincoln                      132,188             955,568          1,087,756
Fox Ridge                     35,000             867,785            902,785
Meadow View                   29,000             688,544            717,544
Sheridan                      32,300             714,253            746,553
Morningside                   31,163           1,154,878          1,186,041
Grand Isle                    20,000           1,180,210          1,200,210
Meadowview                    40,000             954,717            994,717
Taylor                       105,335           1,425,433          1,530,768
Brookwood                     28,148           1,782,449          1,810,597
Pleasant Valley               56,269           1,289,959          1,346,228
Reelfoot                      13,827             800,741            814,568
River Rest                    52,062           1,351,363          1,403,425
Kirskville                    50,000             781,492            831,492
Cimmaron                       6,000           1,087,428          1,093,428
Kenton                        61,699           1,706,362          1,768,061
Lovingston                   194,772           2,531,426          2,726,198
Pontotoc                      40,500           1,285,613          1,326,113
So. Brenchley                 99,658           1,449,015          1,548,673
Hustonville                   20,000             675,605            695,605
Northpoint                   140,000             945,065          1,085,065
Brooks Field                  45,761           1,126,062          1,171,823
Brooks Lane                   57,500           1,290,691          1,348,191
Brooks Point                 108,000           1,549,691          1,657,691
Brooks Run                    50,366             873,448            923,814
Logan Heights                 24,600             927,130            951,730
Lakeshore 2                   45,000           1,370,885          1,415,885
Cottondale                    36,000             912,318            948,318
                         -----------        ------------       ------------
                          $2,403,886         $44,850,340        $47,254,226
                         ===========        ============       ============

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1998

SERIES 8
Apartment Properties

Partnership              Accumulated Depreciation      Depreciable Life
-----------              ------------------------      ----------------

Purdy                                     163,507                  7.0-27.5
Galena                                    189,318                  7.0-27.5
Antlers 2                                 193,269                  5.0-25.0
Holdenville                               208,640                  5.0-25.0
Wetumka                                   190,376                  5.0-25.0
Mariners Cove                             267,381                  7.0-27.5
Mariners Cove Sr.                         208,183                  7.0-27.5
Antlers                                   281,389                 10.0-25.0
Bentonville                               203,705                  5.0-25.0
Deerpoint                                 131,329                  5.0-50.0
Aurora                                    217,849                  7.0-27.5
Baxter                                    119,606                  7.0-27.5
Arbor Gate                                131,152                  5.0-40.0
Timber Ridge                              134,792                  5.0-40.0
Concordia Sr.                             176,094                  5.0-25.0
Mountainburg                              204,478                  5.0-25.0
Lincoln                                   198,487                  7.0-27.5
Fox Ridge                                 115,270                  5.0-50.0
Meadow View                               153,964                  5.0-30.0
Sheridan                                  118,667                  5.0-50.0
Morningside                               207,364                  5.0-33.0
Grand Isle                                299,951                  7.0-27.5
Meadowview                                210,037                  5.0-25.0
Taylor                                    148,708                  5.0-50.0
Brookwood                                 184,217                  5.0-50.0
Pleasant Valley                           141,734                  5.0-50.0
Reelfoot                                  134,425                  7.0-27.5
River Rest                                124,986                  7.0-50.0
Kirskville                                155,141                  5.0-27.5
Cimmaron                                  198,801                  7.0-27.5
Kenton                                    261,182                  5.0-33.0
Lovingston                                538,120                  7.0-27.5
Pontotoc                                  140,848                  5.0-40.0
So. Brenchley                             285,498                  7.0-27.5
Hustonville                                96,643                  5.0-40.0
Northpoint                                142,527                  5.0-40.0
Brooks Field                              167,334                  5.0-40.0
Brooks Lane                               194,492                  5.0-40.0
Brooks Point                              217,749                  5.0-40.0
Brooks Run                                137,213                  5.0-40.0
Logan Heights                             133,387                  7.0-40.0
Lakeshore 2                               148,946                  5.0-40.0
Cottondale                                136,286                  5.0-27.5
                                      -----------
                                       $8,013,045
                                      ===========


GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1998

SERIES 9
Apartment Properties
                                                          Mortgage Loan
Partnership            Location             # of Units       Balance
-----------            --------             ----------    -------------

Jay                    Jay, OK                24                    658,831
Boxwood                Lexington, TX          24                    630,749
Stilwell 3             Stilwell, OK           16                    473,945
Arbor Trace            Lake Park, GA          24                    748,494
Arbor Trace 2          Lake Park, GA          42                  1,471,296
Omega                  Omega, GA              36                  1,143,697
Cornell 2              Watertown, SD          24                    931,755
Elm Creek              Pierre, SD             24                    963,727
Marionville            Marionville, MO        20                    571,386
Lamar                  Lamar, AR              24                    724,108
Mt. Glen               Heppner, OR            24                    836,957
Centreville            Centreville, AL        24                    796,145
Skyview                Troy, AL               36                  1,144,506
Sycamore               Coffeyville, KS        40                  1,427,544
Bradford               Cumberland, KY         24                    798,175
Cedar Lane             London, KY             24                    750,160
Stanton                Stanton, KY            24                    811,306
Abernathy              Abernathy, TX          24                    634,711
Pembroke               Pembroke, KY           24                    805,688
Meadowview             Greenville, AL         24                    654,771
Town Branch            Mt. Vernon, KY         24                    782,785
Fox Run                Ragland, AL            24                    787,559
Maple Sreet            Emporium, PA           32                  1,375,808
Manchester             Manchester, GA         18                    595,744
                                                               ------------
                                                                $20,519,847
                                                               ============


GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1998

SERIES 9
Apartment Properties
                              Cost At Acquisition
                             --------------------
                                                          Net Improvements
                                         Buildings,         Capitalized
                                        Improvements       Subsequent to
Partnership                Land         and Equipment       Acquisition
-----------                ----         -------------     ----------------

Jay                           30,000             103,524            677,073
Boxwood                       22,273             718,529             30,137
Stilwell 3                    15,567              82,347            489,218
Arbor Trace                   62,500             185,273            670,585
Arbor Trace 2                100,000             361,210          1,345,224
Omega                         35,000             188,863          1,183,441
Cornell 2                     29,155             576,296            546,107
Elm Creek                     71,360             233,390            871,910
Marionville                   24,900             409,497            262,323
Lamar                         18,000             202,240            684,085
Mt. Glen                      23,500             480,064            554,647
Centreville                   36,000             220,952            716,883
Skyview                      120,000             220,161          1,054,966
Sycamore                      64,408             415,748          1,297,541
Bradford                      66,000             285,025            704,607
Cedar Lane                    49,750             952,314            (6,783)
Stanton                       41,584             959,574                  0
Abernathy                     30,000             751,898                  0
Pembroke                      43,000             955,687                  0
Meadowview                    46,270           1,086,351              1,597
Town Branch                   21,000             942,114             21,296
Fox Run                       47,467             919,296              2,231
Maple Sreet                   85,000           1,178,856            437,336
Manchester                    24,100             711,035              2,390
                         -----------        ------------       ------------
                          $1,106,834         $13,140,244        $11,546,814
                         ===========        ============       ============


GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1998


SERIES 9
Apartment Properties
                        Gross Amount At Which Carried At December 31, 1998
                                       --------------------
                                         Buildings,
                                        Improvements
Partnership                Land         and Equipment          Total
-----------                ----         -------------          -----

Jay                           25,000             785,597            810,597
Boxwood                       22,273             748,666            770,939
Stilwell 3                    10,000             577,132            587,132
Arbor Trace                   62,500             855,858            918,358
Arbor Trace 2                100,000           1,706,434          1,806,434
Omega                         35,000           1,372,304          1,407,304
Cornell 2                     86,281           1,065,277          1,151,558
Elm Creek                    128,817           1,047,843          1,176,660
Marionville                   88,439             608,281            696,720
Lamar                         18,000             886,325            904,325
Mt. Glen                      23,500           1,034,711          1,058,211
Centreville                   36,000             937,835            973,835
Skyview                      120,000           1,275,127          1,395,127
Sycamore                      64,600           1,713,097          1,777,697
Bradford                      66,000             989,632          1,055,632
Cedar Lane                    49,750             945,531            995,281
Stanton                       41,584             959,574          1,001,158
Abernathy                     30,000             751,898            781,898
Pembroke                      43,000             955,687            998,687
Meadowview                    46,270           1,087,948          1,134,218
Town Branch                   21,000             963,410            984,410
Fox Run                       47,467             921,527            968,994
Maple Sreet                   85,000           1,616,192          1,701,192
Manchester                    27,200             710,325            737,525
                         -----------        ------------       ------------
                          $1,277,681         $24,516,211        $25,793,892
                         ===========        ============       ============

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1998

SERIES 9
Apartment Properties

Partnership              Accumulated Depreciation      Depreciable Life
-----------              ------------------------      ----------------

Jay                                       161,754                  5.0-25.0
Boxwood                                   175,361                  5.0-25.0
Stilwell 3                                121,037                  5.0-25.0
Arbor Trace                               113,027                 10.0-30.0
Arbor Trace 2                             225,244                 10.0-30.0
Omega                                     210,009                  5.0-50.0
Cornell 2                                 232,168                  5.0-30.0
Elm Creek                                 233,954                  5.0-27.5
Marionville                               158,547                  7.0-27.5
Lamar                                     191,459                  5.0-25.0
Mt. Glen                                  210,860                  7.0-27.5
Centreville                               177,087                  5.0-40.0
Skyview                                   143,808                  5.0-40.0
Sycamore                                  204,082                 12.0-40.0
Bradford                                  133,698                  5.0-40.0
Cedar Lane                                167,306                  5.0-40.0
Stanton                                   166,263                  5.0-40.0
Abernathy                                 167,029                  5.0-25.0
Pembroke                                  134,128                  7.0-40.0
Meadowview                                113,851                  5.0-40.0
Town Branch                               113,586                  7.0-40.0
Fox Run                                   145,944                  7.0-27.5
Maple Sreet                               187,605                  7.0-40.0
Manchester                                108,458                  5.0-27.5
                                      -----------
                                       $3,996,265
                                      ===========


GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1998

SERIES 10
Apartment Properties
                                                           Mortgage Loan
Partnership         Location                 # of Units       Balance
-----------         --------                 ----------    -------------

Redstone            Challis, ID                 24                  855,515
Albany              Albany, KY                  24                  789,703
Oak Terrace         Bonifay, FL                 18                  549,685
Wellshill           West Liberty, KY            32                1,091,411
Applegate           Florence, AL                36                1,118,915
Heatherwood         Alexander City, AL          36                  919,897
Peachtree           Gaffney, SC                 28                1,013,028
Donna               Donna, TX                   50                1,442,372
Wellsville          Wellsville, NY              24                1,077,114
Tecumseh            Tecumseh, NE                24                  874,310
Clay City           Clay City, KY               24                  820,019
Irvine West         Irvine, KY                  24                  816,515
New Castle          New Castle, KY              24                  813,889
Stigler             Stigler, OK                 20                  598,766
Courtyard           Huron, SD                   21                  652,135
                                                               ------------
                                                                $13,433,274
                                                               ============

                              Cost At Acquisition
                             --------------------
                                                          Net Improvements
                                         Buildings,         Capitalized
                                        Improvements       Subsequent to
Partnership                Land         and Equipment       Acquisition
-----------                ----         -------------     ----------------

Redstone                      24,000             747,591            347,823
Albany                        39,500             990,162                  0
Oak Terrace                   27,200             633,284              3,813
Wellshill                     75,000           1,270,844                  0
Applegate                    125,000           1,467,675            243,267
Heatherwood                   55,000           1,551,679              2,382
Peachtree                     25,000           1,021,466                  0
Donna                        112,000           1,661,889              6,187
Wellsville                    38,000           1,286,389              9,152
Tecumseh                      20,000           1,038,151              2,825
Clay City                     22,750             998,334              2,465
Irvine West                   25,000           1,060,585              3,219
New Castle                    40,575             971,520              9,421
Stigler                       24,000             730,056                  0
Courtyard                     12,000             465,936            287,531
                         -----------        ------------       ------------
                            $665,025         $15,895,561           $918,085
                         ===========        ============       ============


GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1998


SERIES 10
Apartment Properties
                        Gross Amount At Which Carried At December 31, 1998
                                       --------------------
                                         Buildings,
                                        Improvements
Partnership                Land         and Equipment          Total
-----------                ----         -------------          -----

Redstone                       7,600           1,111,814          1,119,414
Albany                        39,500             990,162          1,029,662
Oak Terrace                   27,200             637,097            664,297
Wellshill                     75,000           1,270,844          1,345,844
Applegate                    125,000           1,710,942          1,835,942
Heatherwood                   55,000           1,554,061          1,609,061
Peachtree                     25,000           1,021,466          1,046,466
Donna                        112,000           1,668,076          1,780,076
Wellsville                    38,000           1,295,541          1,333,541
Tecumseh                      20,000           1,040,976          1,060,976
Clay City                     22,750           1,000,799          1,023,549
Irvine West                   25,000           1,063,804          1,088,804
New Castle                    40,575             980,941          1,021,516
Stigler                       24,000             730,056            754,056
Courtyard                     71,331             694,136            765,467
                         -----------        ------------       ------------
                            $707,956         $16,770,715        $17,478,671
                         ===========        ============       ============


Partnership              Accumulated Depreciation      Depreciable Life
-----------              ------------------------      ----------------

Redstone                                  215,074                  7.0-27.5
Albany                                    168,223                  5.0-40.0
Oak Terrace                               108,448                  5.0-27.5
Wellshill                                 166,117                  5.0-40.0
Applegate                                 175,130                  5.0-40.0
Heatherwood                               168,930                  5.0-40.0
Peachtree                                 123,397                  5.0-40.0
Donna                                     161,069                  7.0-50.0
Wellsville                                251,125                  7.0-27.5
Tecumseh                                  121,539                  5.0-50.0
Clay City                                 127,271                  5.0-40.0
Irvine West                               131,014                  5.0-40.0
New Castle                                116,208                  5.0-40.0
Stigler                                    93,760                  5.0-25.0
Courtyard                                 111,299                  5.0-40.0
                                      -----------
                                       $2,238,604
                                      ===========


GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1998

SERIES 11
Apartment Properties
                                                           Mortgage Loan
Partnership         Location                # of Units        Balance
-----------         --------                ----------     -------------

Homestead           Pinetop, AZ                32                 1,327,254
Mountain Oak        Collinsville, AL           24                   695,114
Eloy                Eloy, AZ                   24                   650,802
Gila Bend           Gila Bend, AZ              36                   977,455
Creekstone          Dallas, GA                 40                 1,065,469
Tifton              Tifton, GA                 36                   978,446
Cass Towne          Cartersville, GA           10                   161,417
Warsaw              Warsaw, VA                 56                 2,690,759
Royston             Royston, GA                25                   750,664
Red Bud             Mokane, MO                 8                    240,804
Cardinal            Mountain Home, AR          32                   104,859
Parsons             Parsons, KS                38                 1,100,463
                                                               ------------
                                                                $10,743,506
                                                               ============


                              Cost At Acquisition
                             --------------------
                                                          Net Improvements
                                         Buildings,         Capitalized
                                        Improvements       Subsequent to
Partnership                Land         and Equipment       Acquisition
-----------                ----         -------------     ----------------

Homestead                    126,000           1,628,502                  0
Mountain Oak                  30,000             473,033            376,391
Eloy                          12,000             882,913             29,952
Gila Bend                     18,000             945,233            311,414
Creekstone                   130,625             170,655          1,707,324
Tifton                        17,600             192,853          1,469,254
Cass Towne                    22,690             301,458                172
Warsaw                       146,800           3,200,738              5,341
Royston                       36,000             785,602            113,727
Red Bud                        5,500             295,617                  0
Cardinal                      15,793             424,616             69,400
Parsons                       45,188             953,512            329,861
                         -----------        ------------       ------------
                            $606,196         $10,254,732         $4,412,836
                         ===========        ============       ============


GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1998


SERIES 11
Apartment Properties
                        Gross Amount At Which Carried At December 31, 1998
                                       --------------------
                                         Buildings,
                                        Improvements
Partnership                Land         and Equipment          Total
-----------                ----         -------------          -----

Homestead                    126,000           1,628,502          1,754,502
Mountain Oak                  30,000             849,424            879,424
Eloy                          12,000             912,865            924,865
Gila Bend                     18,000           1,256,647          1,274,647
Creekstone                   130,650           1,877,954          2,008,604
Tifton                        17,327           1,662,380          1,679,707
Cass Towne                    22,690             301,630            324,320
Warsaw                       146,800           3,206,079          3,352,879
Royston                       36,000             899,329            935,329
Red Bud                        5,500             295,617            301,117
Cardinal                      15,793             494,016            509,809
Parsons                       38,437           1,290,124          1,328,561
                         -----------        ------------       ------------
                            $599,197         $14,674,567        $15,273,764
                         ===========        ============       ============



Partnership              Accumulated Depreciation      Depreciable Life
-----------              ------------------------      ----------------

Homestead                                 189,343                  5.0-40.0
Mountain Oak                              138,041                  5.0-27.5
Eloy                                      134,200                  5.0-27.5
Gila Bend                                 201,417                  5.0-40.0
Creekstone                                219,092                  7.0-27.5
Tifton                                    131,458                  5.0-25.0
Cass Towne                                 34,009                  7.0-27.5
Warsaw                                    424,543                  7.0-27.5
Royston                                    92,102                  7.0-40.0
Red Bud                                    26,174                  7.0-40.0
Cardinal                                   43,802                  7.0-27.5
Parsons                                   111,214                 12.0-40.0
                                      -----------
                                       $1,745,395
                                      ===========


SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1998
GATEWAY TAX CREDIT FUND III LTD.
NOTES TO SCHEDULE III

SERIES 7

Balance at beginning of period -
December 31, 1997                                               $45,226,651
 Additions during period:
  Acquisitions through foreclosure                   0
  Other acquisitions                                 0
  Improvements, etc.                           130,382
  Other                                              0
                                             ---------
                                                                    130,382
 Deductions during period:
  Cost of real estate sold                     101,998
  Other                                              0
                                             ---------            (101,998)
                                                                -----------

Balance at end of period -
December 31, 1998                                               $45,255,035

Reconciliation of Accumulated Depreciation current year changes:

Balance at beginning of period -
December 31, 1997                                                 7,267,152

  Current year expense                                            1,523,497
  Less Accumulated Depreciation of
real estate sold                                                  (101,998)
  Other                                                                   0
                                                                -----------

Balance at end of period -
December 31, 1998                                                $8,688,651
                                                                ===========

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1998
GATEWAY TAX CREDIT FUND III LTD.
NOTES TO SCHEDULE III

Series 8
Balance at beginning of period -
December 31, 1997                                               $47,211,604
 Additions during period:
  Acquisitions through foreclosure                   0
  Other acquisitions                            42,656
  Improvements, etc.                                 0
  Other                                              0
                                               -------
                                                                     42,656
 Deductions during period:
  Cost of real estate sold
  Other


Balance at end of period -
December 31, 1998                                               $47,254,226
                                                                ===========
Reconciliation of Accumulated Depreciation current year changes:

Balance at beginning of period -
December 31, 1997                                                $6,410,571

  Current year expense                                            1,602,508
  Less Accumulated Depreciation of                                      (34)
  real estate sold                                                        0
  Other
                                                                -----------
Balance at end of period -
December 31, 1998                                                $8,013,045
                                                                ===========

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1998
GATEWAY TAX CREDIT FUND III LTD.
NOTES TO SCHEDULE III

Series 9
Balance at beginning of period -
December 31, 1997                                               $25,748,121
 Additions during period:
  Acquisitions through foreclosure                   0
  Other acquisitions                            45,898
  Improvements, etc.                                 0
  Other                                              0
                                               -------
                                                                     45,898
 Deductions during period:
  Cost of real estate sold                         127
  Other                                              0
                                                ------
                                                                        127
                                                                -----------
Balance at end of period -
December 31, 1998                                               $25,793,892
                                                                ===========
Reconciliation of Accumulated Depreciation current year changes:

Balance at beginning of period -
December 31, 1997                                                $3,111,495

  Current year expense                                              884,897
  Less Accumulated Depreciation of                                     (127)
  real estate sold                                                        0
  Other
                                                                 ----------
Balance at end of period -
December 31, 1998                                                $3,996,265

                                                                ==========

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1998
GATEWAY TAX CREDIT FUND III LTD.
NOTES TO SCHEDULE III

Series 10
Balance at beginning of period -
December 31, 1997                                              $17,439,595
 Additions during period:
  Acquisitions through foreclosure                   0
  Other acquisitions                            42,261
  Improvements, etc.                                 0
  Other                                              0
                                                ------
                                                                    42,261
 Deductions during period:
  Cost of real estate sold                       3,182
  Other                                              0
                                              --------
                                                                   (3,182)
                                                               ----------
Balance at end of period -
December 31, 1998                                              $17,478,671
                                                               ===========
Reconciliation of Accumulated Depreciation current year changes:

Balance at beginning of period -
December 31, 1997                                                $1,734,926

  Current year expense                                              506,860
  Less Accumulated Depreciation of
real estate sold                                                    (3,182)
  Other                                                                   0
                                                                 ----------
Balance at end of period -
December 31, 1998                                                $2,238,604
                                                                 ==========

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1998
GATEWAY TAX CREDIT FUND III LTD.
NOTES TO SCHEDULE III

Series 11
Balance at beginning of period -
December 31, 1997                                               $15,231,633
 Additions during period:
  Acquisitions through foreclosure                   0
  Other acquisitions                            42,131
  Improvements, etc.                                 0
  Other                                              0
                                                ------
                                                                     42,131
                                                                -----------
 Deductions during period:
  Cost of real estate sold
  Other


Balance at end of period -
December 31, 1998                                               $15,273,764
                                                                ===========
Reconciliation of Accumulated Depreciation current year changes:

Balance at beginning of period -
December 31, 1997                                                $1,240,103

  Current year expense                                              507,455
  Less Accumulated Depreciation of                                  (2,163)
real estate sold                                                          0
  Other
                                                                  ---------
Balance at end of period -
December 31, 1998                                                $1,745,395

                                                                ==========
GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 1998

SERIES 7
                                                           MONTHLY
                        # OF                    INTEREST      DEBT     TERM
PARTNERSHIP             UNITS          BALANCE      RATE   SERVICE  (YEARS)
-----------             -----          -------  --------   -------   ------
Nottingham                 18          590,344     7.75%     4,041       50
Cedar Hollow               24          765,546     7.75%     5,115       50
Sunrise                    44        2,040,082     7.25%    12,842       50
Mountain City              40        1,323,290     7.75%     8,853       50
Burbank                    24          809,231     8.25%     5,725       50
Washington                 24          802,629     8.25%     5,674       50
BrookStone                 40        1,212,214     6.50%     6,970       50
Tazewell                   44        1,413,028     7.25%     8,916       50
N. Irvine                  24          795,611     7.75%     5,311       50
Horton                     24          772,551     7.75%     5,160       50
Manchester                 42        1,218,985     6.50%     6,991       50
Waynesboro                 24          680,621     6.50%     3,899       50
Lakeland II                30          840,189     7.25%     5,290       50
Mt. Vernon                 24          748,890     6.50%     4,294       50
Meadow Run                 48        1,444,671     6.50%     8,284       50
Spring Creek II            24          676,311     6.50%     3,835       50
Warm Springs               22          679,900     7.25%     4,276       50
Blue Ridge                 41        1,104,018     7.25%     2,372       50
Walnut                     24          827,098     7.75%     5,528       50
Pioneer                    48        1,214,939     8.25%     8,516       50
Dilley                     28          727,569     8.25%     5,143       50
Elsa                       40        1,043,294     7.75%     6,976       50
Clinch View                42        1,475,030     8.75%    11,046       50
Jamestown                  40        1,231,338     7.25%     7,770       50
Leander                    36          921,314     7.75%     6,755       50
Louisa Sr.                 36        1,205,228     7.25%     7,622       50
Orchard Commons            12          365,869     7.75%     2,676       50
Vardaman                   24          737,376     7.25%     4,634       50
Heritage Park              32        1,251,387     7.75%     8,360       50
BrooksHollow               40        1,195,314     6.50%     6,854       50
Cavalry Crossing           40        1,427,155     7.75%     9,545       50
Carson City                24          795,845     7.25%     5,005       50
Matteson                   24          769,608     7.25%     4,845       50
Pembroke                   16          518,142     7.25%     3,296       50
Robynwood                  24          791,731     7.25%     5,078       50
Atoka                      24          687,991     7.25%     4,392       50
Coalgate                   24          687,032     7.25%     4,384       50
Hill Creek                 24          786,481     6.50%     4,491       50
Cardinal                   32          160,729     6.50%       948       50
                                    ----------
                                    36,738,581



GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 1998

SERIES 8
                                                           MONTHLY
                        # OF                    INTEREST      DEBT     TERM
PARTNERSHIP             UNITS          BALANCE      RATE   SERVICE  (YEARS)
-----------             -----          -------  --------   -------   ------
Purdy                      16          465,750     7.75%     5,242       50
Galena                     24          613,960     7.25%     6,410       50
Antlers 2                  24          649,395     7.25%     4,174       50
Holdenville                24          736,565     6.50%     4,267       50
Wetumka                    24          670,987     6.50%     3,911       50
Mariners Cove              32        1,045,139     7.25%     6,572       50
Mariners Cove Sr.          24          809,456     7.25%     5,105       50
Antlers                    36        1,101,452     7.25%     6,938       50
Bentonville                24          608,105     7.75%     4,835       45
Deerpoint                  24          765,330     7.75%     5,250       50
Aurora                     28          733,674     7.25%     7,652       50
Baxter                     16          435,182     6.50%     4,086       50
Arbor Gate                 24          764,378     6.50%     4,380       50
Timber Ridge               24          742,376     7.25%     4,679       50
Concordia Sr.              24          692,070     6.50%     3,963       50
Mountainburg               24          723,145     6.50%     4,162       50
Lincoln                    25          894,477     8.25%     6,330       50
Fox Ridge                  24          750,081     7.25%     4,732       50
Meadow View                16          596,898     7.25%     3,757       50
Sheridan                   16          616,466     8.25%     3,527       50
Morningside                32          982,148     7.25%     6,177       50
Grand Isle                 16          947,142     8.25%     6,703       50
Meadowview                 29          790,632     7.25%     5,243       39
Taylor                     44        1,261,781     7.50%     7,223       50
Brookwood                  44        1,484,151     6.50%     8,499       50
Pleasant Valley            33        1,109,561     7.25%     6,978       50
Reelfoot                   20          664,556     7.25%     4,234       50
River Rest                 34        1,156,481     7.25%     7,256       50
Kirskville                 24          688,687     7.25%     4,320       50
Cimmaron                   24          840,838    10.75%     4,905       50
Kenton                     46        1,440,868     7.25%     9,045       50
Lovingston                 64        2,257,075     7.00%    12,917       50
Pontotoc                   36        1,111,312     7.25%     6,927       50
So. Brenchley              30        1,247,579     7.25%     7,728       50
Hustonville                16          531,024     6.50%     3,062       50
Northpoint                 24          905,202     7.25%     5,700       50
Brooks Field               32          963,423     7.25%     6,046       50
Brooks Lane                36        1,111,029     7.25%     6,954       50
Brooks Point               41        1,377,336     7.25%     8,613       50
Brooks Run                 24          764,535     7.25%     4,786       50
Logan Heights              24          790,322     7.25%     4,960       50
Lakeshore 2                36        1,159,692     7.75%     7,716       50
Cottondale                 25          768,216     7.75%     5,115       50
                                    ----------

                                    38,768,476


GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 1998

SERIES 9
                                                           MONTHLY
                        # OF                    INTEREST      DEBT     TERM
PARTNERSHIP             UNITS          BALANCE      RATE   SERVICE  (YEARS)
-----------             -----          -------  --------   -------   ------
Jay                        24          658,831     7.25%     4,167       50
Boxwood                    24          630,749     6.50%     3,666       50
Stilwell 3                 16          473,945     7.25%     3,038       50
Arbor Trace                24          748,494     7.25%     4,700       50
Arbor Trace 2              42        1,471,296     7.25%     9,235       50
Omega                      36        1,143,697     7.25%     7,193       50
Cornell 2                  24          931,755     7.25%     5,862       50
Elm Creek                  24          963,727     7.25%     6,060       50
Marionville                20          571,386     6.50%     5,308       50
Lamar                      24          724,108     7.25%     4,593       50
Mt. Glen                   24          836,957     6.50%     4,797       50
Centreville                24          796,145     7.25%     4,998       50
Skyview                    36        1,144,506     7.25%     7,199       50
Sycamore                   40        1,427,544     7.25%     8,979       50
Bradford                   24          798,175     7.03%     5,008       50
Cedar Lane                 24          750,160     6.50%     4,383       50
Stanton                    24          811,306     7.25%     5,120       50
Abernathy                  24          634,711     6.50%     3,673       50
Pembroke                   24          805,688     7.25%     5,070       50
Meadowview                 24          654,771     0.50%     3,006       20
Town Branch                24          782,785     7.25%     4,973       50
Fox Run                    24          787,559     6.50%     4,510       50
Maple Street               32        1,375,808     7.25%     8,632       50
Manchester                 18          595,744     7.25%     3,740       50
                                    ----------

                                    20,519,847


GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 1998

SERIES 10
                                                           MONTHLY
                        # OF                    INTEREST      DEBT     TERM
PARTNERSHIP             UNITS          BALANCE      RATE   SERVICE  (YEARS)
-----------             -----          -------  --------   -------   ------
Redstone                   24          855,515     6.50%     4,905       50
Albany                     24          789,703     6.50%     4,570       50
Oak Terrace                18          549,685     6.50%     3,150       50
Wellshill                  32        1,091,411     7.25%     6,843       50
Applegate                  36        1,118,915     0.50%     4,937       20
Heatherwood                36          919,897     0.50%     4,301       20
Peachtree                  28        1,013,028     7.25%     6,379       50
Donna                      50        1,442,372     6.50%     8,252       50
Wellsville                 24        1,077,114     6.50%     6,316       50
Tecumseh                   24          874,310     7.25%     5,481       50
Clay City                  24          820,019     7.25%     5,158       50
Irvine West                24          816,515     7.25%     5,137       50
New Castle                 24          813,889     7.25%     5,131       50
Stigler                    20          598,766     7.25%     3,764       50
Courtyard                  21          652,135     6.50%     3,729       50
                                     ---------


                                    13,433,274

SERIES 11
                                                           MONTHLY
                        # OF                    INTEREST      DEBT     TERM
PARTNERSHIP             UNITS          BALANCE      RATE   SERVICE  (YEARS)
-----------             -----          -------  --------   -------   ------
Homestead                  32        1,327,254     6.50%     7,411       50
Mountain Oak               24          695,114     8.00%     2,745       50
Eloy                       24          650,802     6.00%     3,460       50
Gila Bend                  36          977,455     8.00%     6,428       50
Creekstone                 40        1,065,469    11.00%     5,235       30
Tifton                     36          978,446     0.00%     2,077       42
Cass Towne                 10          161,417     3.00%     1,417       10
Warsaw                     56        2,690,759     6.50%    15,387       50
Royston                    25          750,664     6.75%     4,414       50
Red Bud                     8          240,804     7.25%     1,458       50
Cardinal                   32          104,859     6.50%     1,348       50
Parsons                    38        1,100,463     8.00%     6,243       50
                                    ----------

                                    10,743,506



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


                           GATEWAY TAX CREDIT FUND III LTD.
                           (A Florida Limited Partnership)
                           By:  Raymond James Tax Credit Funds,Inc.
                           Raymond James Tax Credit Funds, Inc.





Date:  July 13, 1999       By:/s/ Ronald M. Diner
                           Ronald M. Diner
                           President



Date:  July 13, 1999       By:/s/ Sandra L. Furey
                           Sandra L. Furey
                           Secretary and Treasurer

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


                           GATEWAY TAX CREDIT FUND III LTD.
                           (A Florida Limited Partnership)
                           By:  Raymond James Tax Credit              Funds,Inc.
                           Managing General Partner




Date:  July 13, 1999       By:/s/ Ronald M. Diner
                           Ronald M. Diner
                           President



Date:  July 13, 1999       By:/s/ Sandra L. Furey
                           Sandra L. Furey
                           Secretary and Treasurer


Date:   July 13, 1999      By:/s/ J.. Davenport Mosby III
                           J. Davenport Mosby III
                           Sr. Vice President
                           and Director