Form 10-Q
period 1999-06-30
GATEWAY TAX CREDIT FUND III LTD
filed 1999-08-19
CIK 881716

GTWY3
                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

                                 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended             June 30, 1999

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

                                                 Number of Units
     Title of Each Class                          June 30, 1999
Units of Limited Partnership
Interest:  $1,000 per unit                            33,799

DOCUMENTS INCORPORATED BY REFERENCE

              Parts I and II, 1998 Form 10-K, filed with the
            Securities and Exchange Commission on July 14, 1999
            Parts III and IV - Form S-11 Registration Statement
                and all amendments and supplements thereto
                             File No. 33-44238

PART I - Financial Information
 Item 1.  Financial Statements
                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

SERIES 7                                      JUNE 30,        MARCH 31,
                                                1999            1999
                                               -------         -------
                                             (Unaudited)      (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                     $   305,451     $   299,313
 Investments in Securities                          51,186          50,412
 Receivable from Project Partnerships                    0               0
                                               ------------    ------------
  Total Current Assets                         $   356,637     $   349,725

 Investments in Securities                         389,356         382,611
 Investments in Project Partnerships, Net        2,586,612       2,749,505
                                               -----------     -----------
    Total Assets                               $ 3,332,605     $ 3,481,841
                                               ===========     ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                   $    53,595     $    52,109
                                               -----------     -----------
  Total Current Liabilities                         53,595          52,109
                                               -----------     -----------
Long-Term Liabilities:
 Payable to General Partners                       289,486         268,953
                                               -----------     -----------
Partners' Equity:
Limited Partners (10,395 units for Series
7, 9,980 for Series 8, 6,254 for Series 9,
5,043 for Series 10 and 5,127 for Series
11 at June 30, 1999 and March 31,1999)           3,050,907       3,220,449
General Partners                                   (61,383)        (59,670)
                                               -----------     -----------
  Total Partners' Equity                       $ 2,989,524     $ 3,160,779
                                               -----------     -----------
    Total Liabilities and Partners' Equity     $ 3,332,605     $ 3,481,841
                                               ===========     ===========



              See accompanying notes to financial statements.


                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

SERIES 8                                       JUNE 30,       MARCH 31,
                                                 1999            1999
                                                -------        -------
                                              (Unaudited)     (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   422,143    $   411,602
 Investments in Securities                           46,407         45,734
 Receivable from Project Partnerships                     0              0
                                                ------------    ------------
  Total Current Assets                          $   468,550    $   457,336

 Investments in Securities                          371,176        365,098
 Investments in Project Partnerships, Net         2,390,492      2,612,574
                                                -----------    -----------
    Total Assets                                $ 3,230,218    $ 3,435,008
                                                ===========    ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                    $    44,004    $    42,668
                                                -----------    -----------
  Total Current Liabilities                          44,004         42,668
                                                -----------    -----------
Long-Term Liabilities:
 Payable to General Partners                        338,098        316,373
                                                -----------    -----------
Partners' Equity:
Limited Partners (10,395 units for Series
7, 9,980 for Series 8, 6,254 for Series 9,
5,043 for Series 10 and 5,127 for Series 11
at June 30, 1999 and March 31,1999)               2,907,261      3,132,833
General Partners                                    (59,145)       (56,866)
                                                -----------    -----------
  Total Partners' Equity                        $ 2,848,116    $ 3,075,967
                                                -----------    -----------
    Total Liabilities and Partners' Equity      $ 3,230,218    $ 3,435,008
                                                ===========    ===========



              See accompanying notes to financial statements.


                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

SERIES 9                                       JUNE 30,        MARCH 31,
                                                 1999            1999
                                                -------         -------
                                              (Unaudited)      (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   199,673    $   195,618
 Investments in Securities                           30,057         29,663
 Receivable from Project Partnerships                     0              0
                                                ------------    ------------
  Total Current Assets                          $   229,730    $   225,281

 Investments in Securities                          248,930        245,245
 Investments in Project Partnerships, Net         2,677,564      2,818,653
                                                -----------    -----------
    Total Assets                                $ 3,156,224    $ 3,289,179
                                                ===========    ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                    $    25,362    $    24,561
                                                -----------    -----------
    Total Current Liabilities                        25,362         24,561
                                                -----------    -----------
Long-Term Liabilities:
 Payable to General Partners                        194,708        183,028
                                                -----------    -----------
Partners' Equity:
Limited Partners (10,395 units for Series
7, 9,980 for Series 8, 6,254 for Series 9,
5,043 for Series 10 and 5,127 for Series 11
at June 30, 1999 and March 31,1999)               2,961,629      3,105,611
General Partners                                    (25,475)       (24,021)
                                                -----------    -----------
  Total Partners' Equity                        $ 2,936,154    $ 3,081,590
                                                -----------    -----------
    Total Liabilities and Partners' Equity      $ 3,156,224    $ 3,289,179
                                                ===========    ===========



              See accompanying notes to financial statements.


                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

SERIES 10                                      JUNE 30,        MARCH 31,
                                                 1999            1999
                                                -------         -------
                                              (Unaudited)      (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   220,065    $   216,566
 Investments in Securities                           23,205         22,855
 Receivable from Project Partnerships                   750              0
                                                 ------------   ------------
  Total Current Assets                          $   244,020    $   239,421

 Investments in Securities                          201,461        198,073
 Investments in Project Partnerships, Net         3,031,616      3,086,492
                                                -----------    -----------
    Total Assets                                $ 3,477,097    $ 3,523,986
                                                ===========    ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                    $    28,689    $    28,101
                                                -----------    -----------
    Total Current Liabilities                        28,689         28,101
                                                -----------    -----------
Long-Term Liabilities:
 Payable to General Partners                         59,580         51,557
                                                -----------    -----------
Partners' Equity:
Limited Partners (10,395 units for Series
7, 9,980 for Series 8, 6,254 for Series 9,
5,043 for Series 10 and 5,127 for Series 11
at June 30, 1999 and March 31,1999)               3,399,120      3,454,065
General Partners                                    (10,292)        (9,737)
                                                -----------    -----------
  Total Partners' Equity                        $ 3,388,828    $ 3,444,328
                                                -----------    -----------
    Total Liabilities and Partners' Equity      $ 3,477,097    $ 3,523,986
                                                ===========    ===========



              See accompanying notes to financial statements.


                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

SERIES 11                                      JUNE 30,        MARCH 31,
                                                 1999            1999
                                                -------         -------
                                              (Unaudited)      (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   223,150    $   223,024
 Investments in Securities                           23,096         22,713
 Receivable from Project Partnerships                     0              0
                                                 ------------   ------------
  Total Current Assets                          $   246,246    $   245,737

 Investments in Securities                          220,646        216,679
 Investments in Project Partnerships, Net         3,660,590      3,701,295
                                                -----------    -----------
    Total Assets                                $ 4,127,482    $ 4,163,711
                                                ===========    ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                    $    28,283    $    27,805
                                                -----------    -----------
  Total Current Liabilities                          28,283         27,805
                                                -----------    -----------
Long-Term Liabilities:
 Payable to General Partners                         27,101         20,638
                                                -----------    -----------
Partners' Equity:
Limited Partners (10,395 units for Series
7, 9,980 for Series 8, 6,254 for Series 9,
5,043 for Series 10 and 5,127 for Series 11
at June 30, 1999 and March 31,1999)               4,077,368      4,120,106
General Partners                                     (5,270)        (4,838)
                                                -----------    -----------
  Total Partners' Equity                        $ 4,072,098    $ 4,115,268
                                                -----------    -----------
    Total Liabilities and Partners' Equity      $ 4,127,482    $ 4,163,711
                                                ===========    ===========



              See accompanying notes to financial statements.


                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

TOTAL SERIES 7 - 11                            JUNE 30,        MARCH 31,
                                                 1999            1999
                                                -------         -------
                                              (Unaudited)      (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $ 1,370,482    $ 1,346,123
 Investments in Securities                          173,951        171,377
 Receivable from Project Partnerships                   750              0
                                                 ------------   ------------
Total Current Assets                            $ 1,545,183    $ 1,517,500

 Investments in Securities                        1,431,569      1,407,706
 Investments in Project Partnerships, Net        14,346,874     14,968,519
                                                -----------    -----------
    Total Assets                                $17,323,626    $17,893,725
                                                ===========    ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                    $   179,933    $   175,244
                                                -----------    -----------
  Total Current Liabilities                         179,933        175,244
                                                -----------    -----------
Long-Term Liabilities:
 Payable to General Partners                        908,973        840,549
                                                -----------    -----------
Partners' Equity:
Limited Partners (10,395 units for Series
7, 9,980 for Series 8, 6,254 for Series 9,
5,043 for Series 10 and 5,127 for Series 11
at June 30, 1999 and March 31,1999)              16,396,284     17,033,064
General Partners                                   (161,564)      (155,132)
                                                -----------    -----------
  Total Partners' Equity                        $16,234,720    $16,877,932
                                                -----------    -----------
    Total Liabilities and Partners' Equity      $17,323,626    $17,893,725
                                                ===========    ===========



              See accompanying notes to financial statements.



                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30,
                                (Unaudited)

SERIES 7                                        1999            1998
                                                ----            ----
Revenues:
 Interest Income                               $    10,670    $    11,180
                                               -----------    -----------
Expenses:
 Asset Management Fee-General Partner               22,052         22,108
 General and Administrative:
  General Partner                                    2,936          3,282
  Other                                              3,038          2,827
 Amortization                                        4,368          5,551
                                               -----------    -----------
  Total Expenses                                    32,394         33,768
                                               -----------    -----------
Loss Before Equity in Losses
 of Project Partnerships                           (21,724)       (22,588)
Equity in Losses of Project
 Partnerships                                     (149,531)      (217,984)
                                                ----------     ----------
Net Loss                                       $  (171,255)   $  (240,572)
                                               ===========    ===========
Allocation of Net Loss:
 Limited Partners                              $  (169,542)   $  (238,166)
 General Partners                                   (1,713)        (2,406)
                                               -----------    -----------
                                               $  (171,255)   $  (240,572)
                                               ===========    ===========
Net Loss Per Number of Limited
Partnership Units                              $    (16.31)   $    (22.91)
                                              ============   ============
Number of Limited Partnership Units
Outstanding                                         10,395         10,395
                                              ============   ============




              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30,
                                (Unaudited)
SERIES 8                                        1999            1998
                                                ----            ----
Revenues:
 Interest Income                               $    11,075    $    11,888
                                               -----------    -----------
Expenses:
 Asset Management Fee-General Partner               22,983         23,047
 General and Administrative:
  General Partner                                    3,237          3,618
  Other                                              3,369          3,319
 Amortization                                        3,260          2,492
                                               -----------    -----------
  Total Expenses                                    32,849         32,476
                                               -----------    -----------
Loss Before Equity in Losses
 of Project Partnerships                           (21,774)       (20,588)
Equity in Losses of Project
 Partnerships                                     (206,077)      (266,197)
                                                ----------     ----------
Net Loss                                       $  (227,851)   $  (286,785)
                                               ===========    ===========
Allocation of Net Loss:
 Limited Partners                              $  (225,572)   $  (283,917)
 General Partners                                   (2,279)        (2,868)
                                               -----------    -----------
                                               $  (227,851)   $  (286,785)
                                               ===========    ===========
Net Loss Per Number of Limited
Partnership Units                              $    (22.60)   $    (28.45)
                                              ============   ============
Number of Limited Partnership Units
Outstanding                                          9,980          9,980
                                              ============   ============




              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30,
                                (Unaudited)

SERIES 9                                        1999            1998
                                                ----            ----
Revenues:
 Interest Income                                $     6,140   $     6,388
                                                -----------   -----------
Expenses:
 Asset Management Fee-General Partner                12,615        12,648
 General and Administrative:
  General Partner                                     1,807         2,020
  Other                                               1,911         1,902
 Amortization                                         1,743         1,743
                                                -----------   -----------
  Total Expenses                                     18,076        18,313
                                                -----------   -----------
Loss Before Equity in Losses
 of Project Partnerships                            (11,936)      (11,925)
Equity in Losses of Project
 Partnerships                                      (133,500)     (133,712)
                                                 ----------    ----------
Net Loss                                        $  (145,436)  $  (145,637)
                                                ===========   ===========
Allocation of Net Loss:
 Limited Partners                               $  (143,982)  $  (144,181)
 General Partners                                    (1,454)       (1,456)
                                                -----------   -----------
                                                $  (145,436)  $  (145,637)
                                                ===========   ===========
Net Loss Per Number of Limited
Partnership Units                               $    (23.02)  $    (23.05)
                                               ============  ============
Number of Limited Partnership Units
Outstanding                                           6,254         6,254
                                               ============  ============




              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30,
                                (Unaudited)
SERIES 10                                       1999            1998
                                                ----            ----
Revenues:
 Interest Income                               $     6,009    $     6,295
                                               -----------    -----------
Expenses:
 Asset Management Fee-General Partner                8,607          8,525
 General and Administrative:
  General Partner                                    1,129          1,262
  Other                                              1,388          1,445
 Amortization                                        1,406          1,406
                                               -----------    -----------
  Total Expenses                                    12,530         12,638
                                               -----------    -----------
Loss Before Equity in Losses
 of Project Partnerships                            (6,521)        (6,343)
Equity in Losses of Project
 Partnerships                                      (48,979)       (56,143)
                                                ----------     ----------
Net Loss                                       $   (55,500)   $   (62,486)
                                               ===========    ===========
Allocation of Net Loss:
 Limited Partners                              $   (54,945)   $   (61,861)
 General Partners                                     (555)          (625)
                                               -----------    -----------
                                               $   (55,500)   $   (62,486)
                                               ===========    ===========
Net Loss Per Number of Limited
Partnership Units                              $    (10.90)   $    (12.27)
                                              ============   ============
Number of Limited Partnership Units
Outstanding                                          5,043          5,043
                                              ============   ============




              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30,
                                (Unaudited)
SERIES 11                                       1999            1998
                                                ----            ----
Revenues:
 Interest Income                                $     6,666   $     6,914
                                                -----------   -----------
Expenses:
 Asset Management Fee-General Partner                 6,930         6,820
 General and Administrative:
  General Partner                                       903         1,010
  Other                                               1,300         1,173
 Amortization                                         2,074         2,074
                                                -----------   -----------
  Total Expenses                                     11,207        11,077
                                                -----------   -----------
Loss Before Equity in Losses
 of Project Partnerships                             (4,541)       (4,163)
Equity in Losses of Project
 Partnerships                                       (38,629)      (59,742)
                                                 ----------    ----------
Net Loss                                        $   (43,170)  $   (63,905)
                                                ===========   ===========
Allocation of Net Loss:
 Limited Partners                               $   (42,738)  $   (63,266)
 General Partners                                      (432)         (639)
                                                -----------   -----------
                                                $   (43,170)  $   (63,905)
                                                ===========   ===========
Net Loss Per Number of Limited
Partnership Units                               $     (8.34)  $    (12.34)
                                               ============  ============
Number of Limited Partnership Units
Outstanding                                           5,127         5,127
                                               ============  ============




              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30,
                                (Unaudited)

TOTAL SERIES 7 - 11                             1999            1998
                                                ----            ----
Revenues:
 Interest Income                                $    40,560   $    42,665
                                                -----------   -----------
Expenses:
 Asset Management Fee-General Partner                73,187        73,148
 General and Administrative:
  General Partner                                    10,012        11,192
  Other                                              11,006        10,666
 Amortization                                        12,851        13,266
                                                -----------   -----------
  Total Expenses                                    107,056       108,272
                                                -----------   -----------
Loss Before Equity in Losses
 of Project Partnerships                            (66,496)      (65,607)
Equity in Losses of Project
 Partnerships                                      (576,716)     (733,778)
                                                 ----------    ----------
Net Loss                                        $  (643,212)  $  (799,385)
                                                ===========   ===========
Allocation of Net Loss:
 Limited Partners                               $  (636,780)  $  (791,391)
 General Partners                                    (6,432)       (7,994)
                                                -----------   -----------
                                                $  (643,212)  $  (799,385)
                                                ===========   ===========




              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

            FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998:



                                Limited         General
SERIES 7                        Partners        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1998       $ 4,024,753    $   (51,546)     $ 3,973,207

Net Loss                           (238,166)        (2,406)        (240,572)
                                -----------     -----------     -----------

Balance at June 30, 1998        $ 3,786,587    $   (53,952)     $ 3,732,635
                               ============    ============    ============


Balance at March 31, 1999       $ 3,220,449    $   (59,670)     $ 3,160,779

Net Loss                           (169,542)        (1,713)        (171,255)
                                -----------     -----------     -----------

Balance at June 30, 1999        $ 3,050,907    $   (61,383)     $ 2,989,524
                               ============    ============    ============


              See accompanying notes to financial statements.


                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

            FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998:



                                Limited         General
SERIES 8                        Partners        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1998       $ 4,177,520    $   (46,313)     $ 4,131,207

Net Loss                           (283,917)        (2,868)        (286,785)
                                -----------     -----------     -----------

Balance at June 30, 1998        $ 3,893,603    $   (49,181)     $ 3,844,422
                               ============    ============    ============


Balance at March 31, 1999       $ 3,132,833    $   (56,866)     $ 3,075,967

Net Loss                           (225,572)        (2,279)        (227,851)
                                -----------     -----------     -----------

Balance at June 30, 1999        $ 2,907,261    $   (59,145)     $ 2,848,116
                               ============    ============    ============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

            FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998:



                                Limited         General
SERIES 9                        Partners        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1998       $ 3,670,140    $   (18,319)     $ 3,651,821

Net Loss                           (144,181)        (1,456)        (145,637)
                                -----------     -----------     -----------

Balance at June 30, 1998        $ 3,525,959    $   (19,775)     $ 3,506,184
                               ============    ============    ============


Balance at March 31, 1999       $ 3,105,611    $   (24,021)     $ 3,081,590

Net Loss                           (143,982)        (1,454)        (145,436)
                                -----------     -----------     -----------

Balance at June 30, 1999        $ 2,961,629    $   (25,475)     $ 2,936,154
                               ============    ============    ============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

            FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998:



                                Limited         General
SERIES 10                       Partners        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1998       $ 3,716,198    $    (7,089)     $ 3,709,109

Net Loss                            (61,861)          (625)         (62,486)
                                -----------     -----------     -----------

Balance at June 30, 1998        $ 3,654,337    $    (7,714)     $ 3,646,623
                               ============    ============    ============


Balance at March 31, 1999       $ 3,454,065    $    (9,737)     $ 3,444,328

Net Loss                            (54,945)          (555)         (55,500)
                                -----------     -----------     -----------

Balance at June 30, 1999        $ 3,399,120    $   (10,292)     $ 3,388,828
                               ============    ============    ============


              See accompanying notes to financial statements.


                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

            FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998:



                                Limited         General
SERIES 11                       Partners        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1998       $ 4,271,126    $    (3,313)     $ 4,267,813

Net Loss                            (63,266)          (639)         (63,905)
                                -----------     -----------     -----------

Balance at June 30, 1998        $ 4,207,860    $    (3,952)     $ 4,203,908
                               ============    ============    ============


Balance at March 31, 1999       $ 4,120,106    $    (4,838)     $ 4,115,268

Net Loss                            (42,738)          (432)         (43,170)
                                -----------     -----------     -----------

Balance at June 30, 1999        $ 4,077,368    $    (5,270)     $ 4,072,098
                               ============    ============    ============


              See accompanying notes to financial statements.


                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

            FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998:



                                Limited         General
TOTAL SERIES 7 - 11             Partners        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1998       $19,859,737    $  (126,580)     $19,733,157

Net Loss                           (791,391)        (7,994)        (799,385)
                                -----------     -----------     -----------

Balance at June 30, 1998        $19,068,346    $  (134,574)     $18,933,772
                               ============    ============    ============


Balance at March 31, 19999      $17,033,064    $  (155,132)     $16,877,932

Net Loss                           (636,780)        (6,432)        (643,212)
                                -----------     -----------     -----------

Balance at June 30, 1999        $16,396,284    $  (161,564)     $16,234,720
                               ============    ============    ============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED JUNE 30,
                                (Unaudited)

SERIES 7                                         1999           1998
--------                                         ----           ----
Cash Flows from Operating Activities:
  Net Loss                                      $  (171,255)  $  (240,572)
  Adjustments to Reconcile Net Loss to Net
  Cash Provided by (Used in) Operating
  Activities:
   Amortization                                       4,368         5,551
   Accreted Interest Income on Investments
   in Securities                                     (7,517)       (7,722)
   Equity in Losses of Project Partnerships         149,531       217,984
   Changes in Operating Assets and
   Liabilities:
    Increase in Payable to General Partners          22,018        17,318
                                                -----------   -----------
     Net Cash Used in Operating Activities           (2,855)       (7,441)
                                                -----------   -----------
Cash Flows from Investing Activities:
 Increase in Receivable from Other Series                 0             0
 (Increase) Decrease in Receivable from
 Project Partnerships                                     0             0
 Distributions Received from Project
 Partnerships                                         8,993        15,580
 Increase (Decrease) in Payable:
  Project Partnerships - Capital Contributions            0             0
  Other Series                                            0             0
                                                -----------   -----------
     Net Cash Provided by
     Investing Activities                             8,993        15,580
                                                -----------   -----------
Increase (Decrease) in Cash and Cash
Equivalents                                           6,138         8,139
Cash and Cash Equivalents at Beginning of
Year                                                299,313       286,106
                                                -----------   -----------
Cash and Cash Equivalents at End of Year        $   305,451   $   294,245
                                                ===========   ===========


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED JUNE 30,
                                (Unaudited)
SERIES 8                                         1999           1998
--------                                         ----           ----
Cash Flows from Operating Activities:
  Net Loss                                      $  (227,851)  $  (286,785)
  Adjustments to Reconcile Net Loss to Net
  Cash Provided by (Used in) Operating
  Activities:
   Amortization                                       3,260         2,492
   Accreted Interest Income on Investments
   in Securities                                     (6,751)       (6,929)
   Equity in Losses of Project Partnership          206,077       266,197
   Changes in Operating Assets and
   Liabilities:
    Increase in Payable to General Partners          23,061        18,237
                                                -----------   -----------
     Net Cash Used in Operating Activities           (2,204)       (6,788)
                                                -----------   -----------
Cash Flows from Investing Activities:
 Increase in Receivable from Other Series                 0             0
 (Increase) Decrease in Receivable from
 Project Partnerships                                     0             0
  Distributions Received from Project
  Partnerships                                       12,745         6,312
  Increase (Decrease) in Payable:
   Project Partnerships - Capital Contributions           0             0
   Other Series                                           0             0
                                                -----------   -----------
     Net Cash Provided by (Used in)
     Investing Activities                            12,745         6,312
                                                -----------   -----------
Increase (Decrease) in Cash and Cash
Equivalents                                          10,541          (476)
Cash and Cash Equivalents at Beginning of
Year                                                411,602       410,727
                                                -----------   -----------
Cash and Cash Equivalents at End of Year        $   422,143   $   410,251
                                                ===========   ===========

              See accompanying notes to financial statements.


                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED JUNE 30,
                                (Unaudited)
SERIES 9                                         1999           1998
--------                                         ----           ----
Cash Flows from Operating Activities:
  Net Loss                                      $  (145,436)  $  (145,637)
  Adjustments to Reconcile Net Loss to Net
  Cash Provided by (Used in) Operating
  Activities:
   Amortization                                       1,743         1,743
   Accreted Interest Income on Investments
   in Securities                                     (4,079)       (4,201)
   Equity in Losses of Project Partnerships         133,500       133,712
   Changes in Operating Assets and
   Liabilities:
    Increase in Payable to General Partners          12,481         9,562
                                                -----------   -----------
     Net Cash Used in Operating Activities           (1,791)       (4,821)
                                                -----------   -----------
Cash Flows from Investing Activities:
  Increase in Receivable from Other Series           (2,208)       (2,208)
  (Increase) Decrease in Receivable from
  Project Partnerships                                2,208         2,208
  Distributions Received from Project
  Partnerships                                        5,846         6,761
  Increase (Decrease) in Payable -
    Other Series                                      1,003         1,003
    Project Partnerships - Capital
    Contributions                                    (1,003)       (1,003)
                                                -----------   -----------
     Net Cash Provided by
     Investing Activities                             5,846         6,761
                                                -----------   -----------

Increase (Decrease) in Cash and Cash
Equivalents                                           4,055         1,940
Cash and Cash Equivalents at Beginning of
Year                                                195,618       180,104
                                                -----------   -----------
Cash and Cash Equivalents at End of Year        $   199,673   $   182,044
                                                ===========   ===========

              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED JUNE 30,
                                (Unaudited)
SERIES 10                                        1999           1998
--------                                         ----           ----
Cash Flows from Operating Activities:
  Net Loss                                       $  (55,500)  $   (62,486)
  Adjustments to Reconcile Net Loss to Net
  Cash Provided by (Used in) Operating
  Activities:
   Amortization                                       1,406         1,406
   Accreted Interest Income on Investments
   in Securities                                     (3,735)       (3,834)
   Equity in Losses of Project Partnerships          48,979        56,143
   Changes in Operating Assets and
   Liabilities:
    Increase in Payable to General Partners           8,610         5,753
                                                -----------   -----------
     Net Cash Used in Operating Activities             (240)       (3,018)
                                                -----------   -----------
Cash Flows from Investing Activities:
  Increase in Receivable from Other Series           (1,003)       (1,003)
  (Increase) Decrease in Receivable from
  Project Partnerships                                  253         1,003
  Distributions Received from Project
  Partnerships                                        4,489         6,545
  Increase (Decrease) in Payable -
    Other Series                                      2,208         2,208
    Project Partnerships - Capital
    Contributions                                    (2,208)       (2,208)
                                                -----------   -----------
     Net Cash Provided by (Used in)
     Investing Activities                             3,739         6,545
                                                -----------   -----------
Increase (Decrease) in Cash and Cash
Equivalents                                           3,499         3,527
Cash and Cash Equivalents at Beginning of
Year                                                216,566       202,435
                                                -----------   -----------
Cash and Cash Equivalents at End of Year        $   220,065   $   205,962
                                                ===========   ===========


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED JUNE 30,
                                (Unaudited)
SERIES 11                                        1999           1998
--------                                         ----           ----
Cash Flows from Operating Activities:
  Net Loss                                       $  (43,170)  $   (63,905)
  Adjustments to Reconcile Net Loss to Net
  Cash Provided by (Used in) Operating
  Activities:
   Amortization                                       2,074         2,074
   Accreted Interest Income on Investments
   in Securities                                     (4,347)       (4,406)
   Equity in Losses of Project Partnerships          38,629        59,742
   Changes in Operating Assets and
   Liabilities:
    Increase in Payable to General Partners           6,940         4,762
                                                -----------   -----------
     Net Cash Used in Operating Activities              126        (1,733)
                                                -----------   -----------
Cash Flows from Investing Activities:
 Increase in Receivable from Other Series                 0             0
 (Increase) Decrease in Receivable from
 Project Partnerships                                     0             0
 Distributions Received from Project
 Partnerships                                             0         2,182
 Increase (Decrease) in Payable to Project
 Partnerships - Capital Contributions                     0             0
   Other Series                                           0             0
                                                -----------   -----------
     Net Cash Provided by (Used in)
     Investing Activities                                 0         2,182
                                                -----------   -----------
Increase (Decrease) in Cash and Cash
Equivalents                                             126           449
Cash and Cash Equivalents at Beginning of
Year                                                223,024       208,198
                                                -----------   -----------
Cash and Cash Equivalents at End of Year        $   223,150   $   208,647
                                                ===========   ===========

              See accompanying notes to financial statements.


                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED JUNE 30,
                                (Unaudited)
TOTAL SERIES 7 - 11                              1998           1997
-------------------                              ----           ----
Cash Flows from Operating Activities:
  Net Loss                                      $  (643,212)  $  (799,385)
  Adjustments to Reconcile Net Loss to Net
  Cash Provided by (Used in) Operating
  Activities:
   Amortization                                      12,851        13,266
   Accreted Interest Income on Investments
   in Securities                                    (26,429)      (27,092)
   Equity in Losses of Project Partnerships         576,716       733,778
   Changes in Operating Assets and
   Liabilities:
    Increase in Payable to General Partners          73,110        55,632
                                                -----------   -----------
     Net Cash Used in Operating Activities           (6,964)      (23,801)
                                                -----------   -----------
Cash Flows from Investing Activities:
 Increase in Receivable from Other Series            (3,211)       (3,211)
 (Increase) Decrease in Receivable from
 Project Partnerships                                 2,461         3,211
 Distributions Received from Project
 Partnerships                                        32,073        37,380
  Increase (Decrease) in Payable -
    Other Series                                      3,211         3,211
    Project Partnerships - Capital
    Contributions                                    (3,211)       (3,211)
                                                -----------   -----------
     Net Cash Provided by (Used in)
     Investing Activities                            31,323        37,380
                                                -----------   -----------
Increase (Decrease) in Cash and Cash
Equivalents                                          24,359        13,579
Cash and Cash Equivalents at Beginning of
Year                                              1,346,123     1,287,570
                                                -----------   -----------
Cash and Cash Equivalents at End of Year        $ 1,370,482   $ 1,301,149
                                                ===========   ===========

              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                       NOTES TO FINANCIAL STATEMENTS

                               JUNE 30, 1999

NOTE 1 - ORGANIZATION:

   Gateway Tax Credit Fund III Ltd. ("Gateway"), a Florida Limited Partnership, was formed October 17, 1991 under the laws of Florida. Gateway offered its limited partnership interests in Series. The first Series for Gateway is Series 7. Operations commenced on July 16, 1992 for Series 7, January 4, 1993 for Series 8, September 30, 1993 for Series 9, January 21, 1994 for Series 10 and April 29, 1994 for Series 11. Each Series invests, as a limited partner, in other limited partnerships ("Project Partnerships"), each of which owns and operates apartment complexes eligible for Low-Income Housing Tax Credits ("Tax Credits"), provided for in Section 42 of the Internal Revenue Code of 1986. Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the Limited Partnership Agreement. As of June 30, 1999, Gateway had received capital contributions of $1,000 from the General Partners and $36,799,000 from the investor Limited Partners.

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

   Gateway accounts for its investments as the limited partner in Project Partnerships ("Investments in Project Partnerships") using the equity method of accounting, because management believes that Gateway does not have a majority control of the major operating and financial policies of the Project Partnerships in which it invests, and reports the equity in losses of the Project Partnerships on a 3-month lag in the Statement of Operations. Under the equity method, the Investments in Project Partnerships initially include:

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

Basis of Preparation

  The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-K for the year ended March 31, 1999. In the opinion of management these financial statements include adjustments, consisting only of normal recurring adjustments, necessary to fairly summarize the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

NOTE 3 - INVESTMENT IN SECURITIES:

  The June 30, 1999 Balance Sheet includes Investment in Securities consisting of U.S. Treasury Security Strips which represents their cost, plus accreted interest income of $165,198 for Series 7, $141,409 for Series 8, $78,922 for Series 9, $67,496 for Series 10 and $75,419 for Series 11.

                                                          Gross Unrealized
                   Estimated Market       Cost Plus          Gains and
                         Value        Accreted Interest       (Losses)
                   -----------------  -----------------   ----------------
Series 7                  $  465,939         $  440,542           $  25,397
Series 8                     434,239            417,583              16,656
Series 9                     281,515            278,987               2,528
Series 10                    235,254            224,666              10,588
Series 11                    263,180            243,742              19,438

  As of June 30, 1999, the cost and accreted interest of debt securities by contractual maturities is as follows:

                                  Series 7       Series 8       Series 9
                                  --------       --------       --------
Due with 1 year                    $   51,186     $   46,407     $   30,057
After 1 year through 5 years          201,614        189,147        115,321
After 5 years through 10 years        187,742        182,029        133,609
Over 10 years                               0              0              0
                                   ----------     ----------     ----------
  Total Amount Carried on
  Balance Sheet                    $  440,542     $  417,583     $  278,987
                                   ==========     ==========     ==========


                                 Series 10      Series 11        Total
                                  --------       --------       --------
Due with 1 year                    $   23,205     $   23,096     $  173,951
After 1 year through 5 years           86,832         93,000        685,914
After 5 years through 10 years         95,718        107,920        707,018
Over 10 years                          18,911         19,726         38,637
                                   ----------     ----------     ----------
  Total Amount Carried on
  Balance Sheet                    $  224,666     $  243,742     $1,605,520
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

  For the three months ended June 30 1999 and 1998 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

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

                         1999           1998
                        -----          -----
 Series 7            $ 22,052       $ 22,108
 Series 8              22,983         23,047
 Series 9              12,615         12,648
 Series 10              8,607          8,525
 Series 11              6,930          6,820
                     --------       --------
 Total               $ 73,187       $ 73,148
                     ========       ========

  General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an
accountable   basis.   This  expense  is  included  in  the  Statement   of
Operations.

 Series 7           $   3,153      $   3,282
 Series 8               4,324          3,618
 Series 9               2,061          2,020
 Series 10              2,274          1,262
 Series 11              2,319          1,010
                     --------       --------
 Total               $ 14,131       $ 11,192
                     ========       ========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of June 30, 1999, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 39 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

  The following is a summary of Investments in Project Partnerships as of:

SERIES 7                                        JUNE 30,       MARCH 31,
                                                  1999           1999
                                             --------------   -----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships       $ 7,732,089     $ 7,732,089

Cumulative equity in losses of Project
Partnerships (1)                                 (5,651,178)     (5,501,647)

Cumulative distributions received from
Project Partnerships                               (140,684)       (131,691)
                                                -----------     -----------
Investment in Project Partnerships before
adjustment                                        1,940,227       2,098,751


Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      793,335         793,335
 Accumulated amortization of acquisition
fees and expenses                                  (146,950)       (142,581)
                                               ------------    ------------

Investments in Project Partnerships             $ 2,586,612     $ 2,749,505
                                               ============    ============


(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $329,095 for the period ended June 30, 1999 and cumulative suspended losses of $253,692 for the year ended March 31, 1999 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of June 30, 1999, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 43 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

  The following is a summary of Investments in Project Partnerships as of:

SERIES 8                                        JUNE 30,       MARCH 31,
                                                  1999           1999
                                             --------------   -----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships       $ 7,586,105     $ 7,586,105

Cumulative equity in losses of Project
Partnerships (1)                                 (5,538,272)     (5,332,195)

Cumulative distributions received from
Project Partnerships                               (116,950)       (104,205)
                                                -----------     -----------
Investment in Project Partnerships before
adjustment                                        1,930,883       2,149,705


Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      549,773         549,773
 Accumulated amortization of acquisition
fees and expenses                                   (90,164)        (86,904)
                                               ------------    ------------

Investments in Project Partnerships             $ 2,390,492     $ 2,612,574
                                               ============    ============


(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $296,585 for the period ended June 30, 1999 and cumulative suspended losses of $248,712 for the year ended March 31, 1999 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of June 30, 1999, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 24 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

  The following is a summary of Investments in Project Partnerships as of:

SERIES 9                                        JUNE 30,       MARCH 31,
                                                  1999           1999
                                             --------------   -----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships       $ 4,914,116     $ 4,914,116

Cumulative equity in losses of Project
Partnerships (1)                                 (2,362,675)     (2,229,175)

Cumulative distributions received from
Project Partnerships                                (79,285)        (73,439)
                                                -----------      ----------
Investment in Project Partnerships before
adjustment                                        2,472,156       2,611,502

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      244,086         244,087
 Accumulated amortization of acquisition
fees and expenses                                   (38,678)        (36,936)
                                               ------------    ------------

Investments in Project Partnerships             $ 2,677,564     $ 2,818,653
                                               ============    ============


(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $0 for the period ended June 30, 1999 and cumulative suspended losses of $0 for the year ended March 31, 1999 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of June 30, 1999, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 15 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

  The following is a summary of Investments in Project Partnerships as of:

SERIES 10                                       JUNE 30,       MARCH 31,
                                                  1999           1999
                                             --------------   -----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships       $ 3,914,672     $ 3,914,672

Cumulative equity in losses of Project
Partnerships (1)                                   (961,557)       (912,578)

Cumulative distributions received from
Project Partnerships                                (87,815)        (83,326)
                                                -----------      ----------
Investment in Project Partnerships before
adjustment                                        2,865,300       2,918,768


Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      196,738         196,738
 Accumulated amortization of acquisition
fees and expenses                                   (30,422)        (29,014)
                                              -------------    ------------

Investments in Project Partnerships             $ 3,031,616     $ 3,086,492
                                              =============    ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $0 for the period ended June 30, 1999 and cumulative suspended losses of $0 for the year ended March 31, 1999 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of June 30, 1999, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 12 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

  The following is a summary of Investments in Project Partnerships as of:

SERIES 11                                       JUNE 30,       MARCH 31,
                                                  1999           1999
                                             --------------   -----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships       $ 4,128,042     $ 4,128,042

Cumulative equity in losses of Project
Partnerships (1)                                   (657,474)       (618,845)

Cumulative distributions received from
Project Partnerships                                (63,483)        (63,483)
                                                -----------     -----------
Investment in Project Partnerships before
adjustment                                        3,407,085       3,445,714

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      290,335         290,335
 Accumulated amortization of acquisition
fees and expenses                                   (36,830)        (34,754)
                                               ------------     -----------

Investments in Project Partnerships             $ 3,660,590     $ 3,701,295
                                              =============   =============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $0 for the period June 30, 1999 and cumulative suspended losses of $0 for the year ended March 31, 1999 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):



  The following is a summary of Investments in Project Partnerships as of:

TOTAL SERIES 7 - 11                             JUNE 30,       MARCH 31,
                                                  1999           1999
                                             --------------   -----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships       $28,275,024     $28,275,024

Cumulative equity in losses of Project
Partnerships (1)                                (15,171,156)    (14,594,440)

Cumulative distributions received from
Project Partnerships                               (488,217)       (456,144)
                                               ------------     -----------
Investment in Project Partnerships before
adjustment                                       12,615,651      13,224,440

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                    2,074,267       2,074,268
 Accumulated amortization of acquisition
fees and expenses                                  (343,044)       (330,189)
                                               ------------    ------------

Investments in Project Partnerships             $14,346,874     $14,968,519
                                               ============   =============

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31, of each year:
                                                  1999          1998
SERIES 7                                          ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                                $ 2,946,638   $ 2,673,659
  Investment properties, net                     36,185,284    37,570,324
  Other assets                                       24,358        61,947
                                               ------------  ------------
    Total assets                                $39,156,280   $40,305,930
                                               ============  ============
Liabilities and Partners' Equity:
  Current liabilities                           $   877,536   $   948,112
  Long-term debt                                 36,724,911    36,850,924
                                               ------------  ------------
    Total liabilities                            37,602,447    37,799,036
                                               ------------  ------------
Partners' equity
  Limited Partner                                 1,579,997     2,497,459
  General Partners                                  (26,164)        9,435
                                                -----------   -----------
    Total Partners' equity                        1,553,833     2,506,894
                                                -----------   -----------
    Total liabilities and partners' equity      $39,156,280   $40,305,930
                                               ============  ============
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                         $ 1,134,117   $ 1,064,821
Expenses:                                      ------------  ------------
  Operating expenses                                650,599       615,770
  Interest expense                                  329,624       289,173
  Depreciation and amortization                     381,100       389,975
                                               ------------  ------------
    Total expenses                                1,361,323     1,294,918
                                               ------------  ------------
      Net loss                                  $  (227,206)  $  (230,097)
                                               ============  ============
Other partners' share of net loss               $    (2,272)  $    (2,301)
                                               ============  ============
Partnerships' share of net loss                 $  (224,934)  $  (227,796)
Suspended losses                                     75,403         9,812
                                               ------------  ------------
Equity in Losses of Project Partnerships        $  (149,531)  $  (217,984)
                                               ============  ============

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31, of each year:
                                                  1999          1998
SERIES 8                                          ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                                $ 2,586,755   $ 2,250,729
  Investment properties, net                     38,841,818    40,395,958
  Other assets                                       44,825        61,476
                                               ------------  ------------
    Total assets                                $41,473,398   $42,708,163
                                               ============  ============
Liabilities and Partners' Equity:
  Current liabilities                           $ 1,177,277   $ 1,110,445
  Long-term debt                                 38,748,083    38,898,362
                                               ------------  ------------
    Total liabilities                            39,925,360    40,008,807
                                               ------------  ------------
Partners' equity
  Limited Partner                                 1,687,033     2,815,407
  General Partners                                 (138,995)     (116,051)
                                                -----------   -----------
    Total Partners' equity                        1,548,038     2,699,356
                                                -----------   -----------
    Total liabilities and partners' equity      $41,473,398   $42,708,163
                                               ============  ============
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                         $ 1,053,058   $ 1,026,624
Expenses:                                      ------------  ------------
  Operating expenses                                640,304       627,548
  Interest expense                                  267,569       278,514
  Depreciation and amortization                     401,700       406,945
                                               ------------  ------------
    Total expenses                                1,309,573     1,313,007
                                               ------------  ------------
      Net loss                                  $  (256,515)  $  (286,383)
                                               ============  ============
Other partners' share of net loss               $    (2,565)  $    (2,864)
                                               ============  ============
Partnerships' share of net loss                 $  (253,950)  $  (283,519)
Suspended losses                                     47,873        17,322
                                               ------------  ------------
Equity in Losses of Project Partnerships        $  (206,077)  $  (266,197)
                                               ============  ============

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31, of each year:
                                                  1999          1998
SERIES 9                                          ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                                $ 1,653,121   $ 1,440,168
  Investment properties, net                     21,578,510    22,415,702
  Other assets                                        5,434        79,712
                                               ------------  ------------
    Total assets                                $23,237,065   $23,935,582
                                               ============  ============
Liabilities and Partners' Equity:
  Current liabilities                           $   354,208   $   414,327
  Long-term debt                                 20,522,119    20,587,632
                                               ------------  ------------
    Total liabilities                            20,876,327    21,001,959
                                               ------------  ------------
Partners' equity
  Limited Partner                                 2,467,825     3,003,272
  General Partners                                 (107,087)      (69,649)
                                                -----------   -----------
    Total Partners' equity                        2,360,738     2,933,623
                                                -----------   -----------
    Total liabilities and partners' equity      $23,237,065   $23,935,582
                                               ============  ============
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                         $   554,665   $   547,752
Expenses:                                      ------------  ------------
  Operating expenses                                317,369       299,498
  Interest expense                                  150,571       157,937
  Depreciation and amortization                     221,573       225,380
                                               ------------  ------------
    Total expenses                                  689,513       682,815
                                               ------------  ------------
      Net loss                                  $  (134,848)  $  (135,063)
                                               ============  ============
Other partners' share of net loss               $    (1,348)  $    (1,351)
                                               ============  ============
Partnerships' share of net loss                 $  (133,500)  $  (133,712)
Suspended losses                                          0             0
                                               ------------  ------------
Equity in Losses of Project Partnerships        $  (133,500)  $  (133,712)
                                               ============  ============

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31, of each year:
                                                  1999          1998
SERIES 10                                         ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                                $ 1,328,224   $ 1,198,923
  Investment properties, net                     15,093,954    15,579,141
  Other assets                                        7,179        23,490
                                               ------------  ------------
    Total assets                                $16,429,357   $16,801,554
                                               ============  ============
Liabilities and Partners' Equity:
  Current liabilities                           $   234,746   $   261,742
  Long-term debt                                 13,434,411    13,487,607
                                               ------------  ------------
    Total liabilities                            13,669,157    13,749,349
                                               ------------  ------------
Partners' equity
  Limited Partner                                 2,880,006     3,130,153
  General Partners                                 (119,806)      (77,948)
                                                -----------   -----------
    Total Partners' equity                        2,760,200     3,052,205
                                                -----------   -----------
    Total liabilities and partners' equity      $16,429,357   $16,801,554
                                               ============  ============
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                         $   391,315   $   346,480
Expenses:                                      ------------  ------------
  Operating expenses                                221,226       200,476
  Interest expense                                   91,366        75,173
  Depreciation and amortization                     128,197       127,541
                                               ------------  ------------
    Total expenses                                  440,789       403,190
                                               ------------  ------------
      Net loss                                  $   (49,474)  $   (56,710)
                                               ============  ============
Other partners' share of net loss               $      (495)  $      (567)
                                               ============  ============
Partnerships' share of net loss                 $   (48,979)  $   (56,143)
Suspended losses                                          0             0
                                               ------------  ------------
Equity in Losses of Project Partnerships        $   (48,979)  $   (56,143)
                                               ============  ============

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31, of each year:
                                                  1999          1998
SERIES 11                                         ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                                $ 1,093,783   $   966,994
  Investment properties, net                     13,401,509    13,865,796
  Other assets                                        7,113        12,130
                                               ------------  ------------
    Total assets                                $14,502,405   $14,844,920
                                               ============  ============
Liabilities and Partners' Equity:
  Current liabilities                           $   308,954   $   404,208
  Long-term debt                                 10,736,223    10,825,000
                                               ------------  ------------
    Total liabilities                            11,045,177    11,229,208
                                               ------------  ------------
Partners' equity
  Limited Partner                                 3,416,236     3,543,933
  General Partners                                   40,992        71,779
                                                -----------   -----------
    Total Partners' equity                        3,457,228     3,615,712
                                                -----------   -----------
    Total liabilities and partners' equity      $14,502,405   $14,844,920
                                               ============  ============
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                         $   384,790   $   343,746
Expenses:                                      ------------  ------------
  Operating expenses                                189,341       173,898
  Interest expense                                  107,063       104,158
  Depreciation and amortization                     127,405       126,035
                                               ------------  ------------
    Total expenses                                  423,809       404,091
                                               ------------  ------------
      Net loss                                  $   (39,019)  $   (60,345)
                                               ============  ============
Other partners' share of net loss               $      (390)  $      (603)
                                               ============  ============
Partnerships' share of net loss                 $   (38,629)  $   (59,742)
Suspended losses                                          0             0
                                               ------------  ------------
Equity in Losses of Project Partnerships        $   (38,629)  $   (59,742)
                                               ============  ============

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31, of each year:
                                                1999            1998
TOTAL SERIES 7 - 11                             ----            ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                              $  9,608,521   $  8,530,473
  Investment properties, net                   125,101,075    129,826,921
  Other assets                                      88,909        238,755
                                              ------------   ------------
    Total assets                              $134,798,505   $138,596,149
                                              ============   ============
Liabilities and Partners' Equity:
  Current liabilities                         $  2,952,721   $  3,138,834
  Long-term debt                               120,165,747    120,649,525
                                              ------------   ------------
    Total liabilities                          123,118,468    123,788,359
                                              ------------   ------------
Partners' equity
  Limited Partner                               12,031,097     14,990,224
  General Partners                                (351,060)      (182,434)
                                               -----------    -----------
    Total Partners' equity                      11,680,037     14,807,790
                                               -----------    -----------
    Total liabilities and partners' equity    $134,798,505   $138,596,149
                                              ============   ============
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                       $  3,517,945   $  3,329,423
Expenses:                                     ------------   ------------
  Operating expenses                             2,018,839      1,917,190
  Interest expense                                 946,193        904,955
  Depreciation and amortization                  1,259,975      1,275,876
                                              ------------   ------------
    Total expenses                               4,225,007      4,098,021
                                              ------------   ------------
      Net loss                                $   (707,062)  $   (768,598)
                                              ============   ============
Other partners' share of net loss             $     (7,071)  $     (7,686)
                                              ============   ============
Partnerships' share of net loss               $   (699,991)  $   (760,912)
Suspended losses                                   123,276         27,134
                                              ------------   ------------
Equity in Losses of Project Partnerships      $   (576,715)  $   (733,778)
                                              ============   ============

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, Liquidity and Capital Resources

   The  proceeds  from  Limited  Partner investors'  capital  contributions
available  for  investment  are  used  to  acquire  interests  in   Project
Partnerships.

  As disclosed on the statement of operations for each Series, except as described below, interest income is comparable for the three months ended June 30, 1999 and June 30, 1998. The General and Administrative expenses - General Partner and General and Administrative expenses - Other for the three months ended June 30, 1999 are comparable to June 30, 1998. There were no unusual variations in the operating results between these two periods.

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

  Series 7 - Gateway closed this series on October 16, 1992 after receiving $10,395,000 from 635 Limited Partner investors. Equity in Losses of Project Partnerships for the three months ended June 30, 1999 decreased from $217,984 for the three months ended June 30, 1998 to $149,531 as a result of not including losses of $75,403 in 1999 as compared to $9,812 in 1998, as these losses would reduce the investment in certain Project Partnerships below zero. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

  At June 30, 1999, the Series had $305,451 of short-term investments (Cash and Cash Equivalents). It also had $440,542 in Zero Coupon Treasuries with annual maturities providing $53,000 in fiscal year 2000 increasing to $80,000 in fiscal year 2008. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $171,255 for the three months ended June 30, 1999. However, after adjusting for Equity in Losses of Project Partnerships of $149,531 and the changes in operating assets and liabilities, net cash used in operating activities $2,855 Cash provided by investing activities totaled $8,993 consisting of cash distributions from the Project Partnerships.

  Series 8 - Gateway closed this Series on September 28, 1993 after receiving $9,980,000 from 664 Limited Partner investors. Equity in Losses of Project Partnerships for the three months ended June 30, 1999 decreased from $266,197 for the three months ended June 30, 1998 to $206,077 as a result of not including losses of $47,873 in 1999 as compared to $17,322 in 1998, as these losses would reduce the investment in certain Project Partnerships below zero. At June 30, 1999, the Series had $422,143 of short-term investments (Cash and Cash Equivalents). It also had $417,583 in Zero Coupon Treasuries with annual maturities providing $48,000 in fiscal year 2000 increasing to $82,000 in fiscal year 2008. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $227,851 for the three months ended June 30, 1999. However, after adjusting for Equity in Losses of Project Partnerships of $206,077 and the changes in operating assets and liabilities, net cash used in operating activities was $2,204. Cash provided by investing activities totaled $12,745, consisting primarily of cash distributions of $12,745 from the Project Partnerships. There were no unusual events or trends to describe.

 Series 9 - Gateway closed this Series on December 31, 1993 after receiving $6,254,000 from 406 Limited Partner investors. Equity in Losses of Project Partnerships for the three months ended June 30, 1998 were comparable for the three months ended June 30, 1999. At June 30, 1999, the Series had $199,673 of short-term investments (Cash and Cash Equivalents). It also had $278,987 in Zero Coupon Treasuries with annual maturities providing $31,000 in fiscal year 2000 increasing to $47,000 in fiscal year 2009. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $145,436 for the three months ended June 30, 1999. However, after adjusting for Equity in Losses of Project Partnerships of $133,500 and the changes in operating assets and liabilities, net cash used in operating activities was $1,791. Cash provided by investing activities totaled $5,846, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

 Series 10 - Gateway closed this Series on January 21, 1994 after receiving $5,043,000 from 325 Limited Partner investors. Equity in Losses of Project Partnerships for the three months ended June 30, 1998 were comparable for the three months ended June 30, 1999. At June 30, 1999, the Series had $220,065 of short-term investments (Cash and Cash Equivalents). It also had $224,666 in Zero Coupon Treasuries with annual maturities providing $24,000 in fiscal year 2000 increasing to $40,000 in fiscal year 2010. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $55,500 for the three months ended June 30, 1999. However, after adjusting for Equity in Losses of Project Partnerships of $48,979 and the changes in operating assets and liabilities, net cash used in operating activities was $240. Cash provided by investing activities totaled $3,739, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

  Series 11 - Gateway closed this Series on April 29, 1994 after receiving $5,127,000 from 330 Limited investors. Equity in losses of Project Partnerships decreased from $59,742 for the three months ended June 30,
1998 to $38,629 for the three months ended June 30, 1999. At June 30, 1999, the Series had $233,150 of short-term investments (Cash and Cash Equivalents). It also had $243,742 in Zero Coupon Treasuries with annual maturities providing $24,000 in fiscal year 2000 increasing to $44,000 in fiscal year 2010. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $43,170 for the three months ended June 30, 1999. However, after adjusting for Equity in Losses of Project Partnerships of $38,629 and the changes in operating assets and liabilities, net cash provided by operating activities was $126. Cash provided by investing activities totaled $ 0. There were no unusual events or trends to describe.

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


                           GATEWAY TAX CREDIT FUND III LTD.
                           (A Florida Limited Partnership)
                           By:  Raymond James Tax Credit Funds,Inc.





Date: August 18, 1999      By:/s/ Ronald M. Diner
                           Ronald M. Diner
                           President



Date: August 18, 1999      By:/s/ Sandra L. Furey
                           Sandra L. Furey
                           Secretary and Treasurer