Form 10-Q
period 1999-09-30
GATEWAY TAX CREDIT FUND III LTD
filed 1999-10-29
CIK 881716

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

                                 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended          SEPTEMBER 30, 1999

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

                      YES     X                NO

                                                 Number of Units
     Title of Each Class                        September 30, 1999
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
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

SERIES 7                                    SEPTEMBER 30,     MARCH 31,
                                                1999            1999
                                               -------         -------
                                             (Unaudited)      (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                     $   261,927     $   299,313
 Investments in Securities                          51,970          50,412
                                               ------------    ------------
  Total Current Assets                             313,897         349,725

 Investments in Securities                         396,221         382,611
 Investments in Project Partnerships, Net        2,319,008       2,749,505
                                               -----------     -----------
    Total Assets                               $ 3,029,126     $ 3,481,841
                                               ===========     ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                   $    51,893     $    52,109
                                               -----------     -----------
  Total Current Liabilities                         51,893          52,109
                                               -----------     -----------
Long-Term Liabilities:
 Payable to General Partners                       272,050         268,953
                                               -----------     -----------
Partners' Equity:
Limited Partners (10,395 units for Series
7, 9,980 for Series 8, 6,254 for Series 9,
5,043 for Series 10 and 5,127 for Series
11 at September 30,1999 and March 31,1999)       2,769,409       3,220,449
General Partners                                   (64,226)        (59,670)
                                               -----------     -----------
  Total Partners' Equity                       $ 2,705,183     $ 3,160,779
                                               -----------     -----------
    Total Liabilities and Partners' Equity     $ 3,029,126     $ 3,481,841
                                               ===========     ===========



              See accompanying notes to financial statements.


                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

SERIES 8                                     SEPTEMBER 30,    MARCH 31,
                                                 1999            1999
                                                -------        -------
                                              (Unaudited)     (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   372,398    $   411,602
 Investments in Securities                           47,086         45,734
                                                ------------    ------------
  Total Current Assets                              419,484        457,336

 Investments in Securities                          377,359        365,098
 Investments in Project Partnerships, Net         2,153,603      2,612,574
                                                -----------    -----------
    Total Assets                                $ 2,950,446    $ 3,435,008
                                                ===========    ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                    $    42,464    $    42,668
                                                -----------    -----------
  Total Current Liabilities                          42,464         42,668
                                                -----------    -----------
Long-Term Liabilities:
 Payable to General Partners                        322,522        316,373
                                                -----------    -----------
Partners' Equity:
Limited Partners (10,395 units for Series
7, 9,980 for Series 8, 6,254 for Series 9,
5,043 for Series 10 and 5,127 for Series 11
at September 30, 1999 and March 31,1999)          2,647,231      3,132,833
General Partners                                    (61,771)       (56,866)
                                                -----------    -----------
  Total Partners' Equity                        $ 2,585,460    $ 3,075,967
                                                -----------    -----------
    Total Liabilities and Partners' Equity      $ 2,950,446    $ 3,435,008
                                                ===========    ===========



              See accompanying notes to financial statements.


                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

SERIES 9                                     SEPTEMBER 30,     MARCH 31,
                                                 1999            1999
                                                -------         -------
                                              (Unaudited)      (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   176,059    $   195,618
 Investments in Securities                           30,457         29,663
                                                ------------    ------------
  Total Current Assets                              206,516        225,281

 Investments in Securities                          252,669        245,245
 Investments in Project Partnerships, Net         2,505,682      2,818,653
                                                -----------    -----------
    Total Assets                                $ 2,964,867    $ 3,289,179
                                                ===========    ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                    $    24,277    $    24,561
                                                -----------    -----------
    Total Current Liabilities                        24,277         24,561
                                                -----------    -----------
Long-Term Liabilities:
 Payable to General Partners                        191,408        183,028
                                                -----------    -----------
Partners' Equity:
Limited Partners (10,395 units for Series
7, 9,980 for Series 8, 6,254 for Series 9,
5,043 for Series 10 and 5,127 for Series 11
at September 30, 1999 and March 31,1999)          2,776,527      3,105,611
General Partners                                    (27,345)       (24,021)
                                                -----------    -----------
  Total Partners' Equity                        $ 2,749,182    $ 3,081,590
                                                -----------    -----------
    Total Liabilities and Partners' Equity      $ 2,964,867    $ 3,289,179
                                                ===========    ===========



              See accompanying notes to financial statements.


                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

SERIES 10                                    SEPTEMBER 30,     MARCH 31,
                                                 1999            1999
                                                -------         -------
                                              (Unaudited)      (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   190,062    $   216,566
 Investments in Securities                           23,565         22,855
                                                 ------------   ------------
  Total Current Assets                              213,627        239,421

 Investments in Securities                          204,941        198,073
 Investments in Project Partnerships, Net         2,927,887      3,086,492
                                                -----------    -----------
    Total Assets                                $ 3,346,455    $ 3,523,986
                                                ===========    ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                    $    27,897    $    28,101
                                                -----------    -----------
    Total Current Liabilities                        27,897         28,101
                                                -----------    -----------
Long-Term Liabilities:
 Payable to General Partners                         41,615         51,557
                                                -----------    -----------
Partners' Equity:
Limited Partners (10,395 units for Series
7, 9,980 for Series 8, 6,254 for Series 9,
5,043 for Series 10 and 5,127 for Series 11
at September 30, 1999 and March 31,1999)          3,288,354      3,454,065
General Partners                                    (11,411)        (9,737)
                                                -----------    -----------
  Total Partners' Equity                        $ 3,276,943    $ 3,444,328
                                                -----------    -----------
    Total Liabilities and Partners' Equity      $ 3,346,455    $ 3,523,986
                                                ===========    ===========



              See accompanying notes to financial statements.


                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

SERIES 11                                    SEPTEMBER 30,     MARCH 31,
                                                 1999            1999
                                                -------         -------
                                              (Unaudited)      (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   193,961    $   223,024
 Investments in Securities                           23,486         22,713
                                                 ------------   ------------
  Total Current Assets                              217,447        245,737

 Investments in Securities                          224,681        216,679
 Investments in Project Partnerships, Net         3,625,800      3,701,295
                                                -----------    -----------
    Total Assets                                $ 4,067,928    $ 4,163,711
                                                ===========    ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                    $    27,552    $    27,805
                                                -----------    -----------
  Total Current Liabilities                          27,552         27,805
                                                -----------    -----------
Long-Term Liabilities:
 Payable to General Partners                          5,572         20,638
                                                -----------    -----------
Partners' Equity:
Limited Partners (10,395 units for Series
7, 9,980 for Series 8, 6,254 for Series 9,
5,043 for Series 10 and 5,127 for Series 11
at June 30, 1999 and March 31,1999)               4,040,447      4,120,106
General Partners                                     (5,643)        (4,838)
                                                -----------    -----------
  Total Partners' Equity                        $ 4,034,804    $ 4,115,268
                                                -----------    -----------
    Total Liabilities and Partners' Equity      $ 4,067,928    $ 4,163,711
                                                ===========    ===========



              See accompanying notes to financial statements.


                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

TOTAL SERIES 7 - 11                          SEPTEMBER 30,     MARCH 31,
                                                 1999            1999
                                                -------         -------
                                              (Unaudited)      (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $ 1,194,407    $ 1,346,123
 Investments in Securities                          176,564        171,377
                                                 ------------   ------------
Total Current Assets                              1,370,971      1,517,500

 Investments in Securities                        1,455,871      1,407,706
 Investments in Project Partnerships, Net        13,531,980     14,968,519
                                                -----------    -----------
    Total Assets                                $16,358,822    $17,893,725
                                                ===========    ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                    $   174,083    $   175,244
                                                -----------    -----------
  Total Current Liabilities                         174,083        175,244
                                                -----------    -----------
Long-Term Liabilities:
 Payable to General Partners                        833,167        840,549
                                                -----------    -----------
Partners' Equity:
Limited Partners (10,395 units for Series
7, 9,980 for Series 8, 6,254 for Series 9,
5,043 for Series 10 and 5,127 for Series 11
at September 30, 1999 and March 31,1999)         15,521,968     17,033,064
General Partners                                   (170,396)      (155,132)
                                                -----------    -----------
  Total Partners' Equity                        $15,351,572    $16,877,932
                                                -----------    -----------
    Total Liabilities and Partners' Equity      $16,358,822    $17,893,725
                                                ===========    ===========



              See accompanying notes to financial statements.



                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                (Unaudited)

SERIES 7                                        1999            1998
                                                ----            ----
Revenues:
 Interest Income                               $    10,835    $    11,391
                                               -----------    -----------
Expenses:
 Asset Management Fee-General Partner               22,052         22,108
 General and Administrative:
  General Partner                                    5,109          4,734
  Other                                              8,969          8,693
 Amortization                                        4,368          5,551
                                               -----------    -----------
  Total Expenses                                    40,498         41,086
                                               -----------    -----------
Loss Before Equity in Losses
 of Project Partnerships                           (29,663)       (29,695)
Equity in Losses of Project
 Partnerships                                     (254,678)      (274,517)
                                                ----------     ----------
Net Loss                                       $  (284,341)   $  (304,212)
                                               ===========    ===========
Allocation of Net Loss:
 Limited Partners                              $  (281,498)   $  (301,170)
 General Partners                                   (2,843)        (3,042)
                                               -----------    -----------
                                               $  (284,341)   $  (304,212)
                                               ===========    ===========
Net Loss Per Number of Limited
Partnership Units                              $    (27.08)   $    (28.97)
                                              ============   ============
Number of Limited Partnership Units
Outstanding                                         10,395         10,395
                                              ============   ============




              See accompanying notes to financial statements.




                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                (Unaudited)
SERIES 8                                        1999            1998
                                                ----            ----
Revenues:
 Interest Income                               $    11,285    $    11,954
                                               -----------    -----------
Expenses:
 Asset Management Fee-General Partner               22,983         23,047
 General and Administrative:
  General Partner                                    5,633          5,220
  Other                                              9,664          9,650
 Amortization                                        3,260          3,853
                                               -----------    -----------
  Total Expenses                                    41,540         41,770
                                               -----------    -----------
Loss Before Equity in Losses
 of Project Partnerships                           (30,255)       (29,816)
Equity in Losses of Project
 Partnerships                                     (232,401)      (264,536)
                                                ----------     ----------
Net Loss                                       $  (262,656)   $  (294,352)
                                               ===========    ===========
Allocation of Net Loss:
 Limited Partners                              $  (260,030)   $  (291,408)
 General Partners                                   (2,626)        (2,944)
                                               -----------    -----------
                                               $  (262,656)   $  (294,352)
                                               ===========    ===========
Net Loss Per Number of Limited
Partnership Units                              $    (26.06)   $    (29.20)
                                              ============   ============
Number of Limited Partnership Units
Outstanding                                          9,980          9,980
                                              ============   ============




              See accompanying notes to financial statements.




                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                (Unaudited)

SERIES 9                                        1999            1998
                                                ----            ----
Revenues:
 Interest Income                                $     6,234   $     6,438
                                                -----------   -----------
Expenses:
 Asset Management Fee-General Partner                12,615        12,648
 General and Administrative:
  General Partner                                     3,144         2,913
  Other                                               5,564         5,219
 Amortization                                         1,743         1,743
                                                -----------   -----------
  Total Expenses                                     23,066        22,523
                                                -----------   -----------
Loss Before Equity in Losses
 of Project Partnerships                            (16,832)      (16,085)
Equity in Losses of Project
 Partnerships                                      (170,140)     (124,372)
                                                 ----------    ----------
Net Loss                                        $  (186,972)  $  (140,457)
                                                ===========   ===========
Allocation of Net Loss:
 Limited Partners                               $  (185,102)  $  (139,052)
 General Partners                                    (1,870)       (1,405)
                                                -----------   -----------
                                                $  (186,972)  $  (140,457)
                                                ===========   ===========
Net Loss Per Number of Limited
Partnership Units                               $    (29.60)  $    (22.23)
                                               ============  ============
Number of Limited Partnership Units
Outstanding                                           6,254         6,254
                                               ============  ============




              See accompanying notes to financial statements.




                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                (Unaudited)
SERIES 10                                       1999            1998
                                                ----            ----
Revenues:
 Interest Income                               $     6,119    $     6,407
                                               -----------    -----------
Expenses:
 Asset Management Fee-General Partner                8,607          8,525
 General and Administrative:
  General Partner                                    1,965          1,821
  Other                                              3,703          3,529
 Amortization                                        1,406          1,406
                                               -----------    -----------
  Total Expenses                                    15,681         15,281
                                               -----------    -----------
Loss Before Equity in Losses
 of Project Partnerships                            (9,562)        (8,874)
Equity in Losses of Project
 Partnerships                                     (102,323)       (64,109)
                                                ----------     ----------
Net Loss                                       $  (111,885)   $   (72,983)
                                               ===========    ===========
Allocation of Net Loss:
 Limited Partners                              $  (110,766)   $   (72,253)
 General Partners                                   (1,119)          (730)
                                               -----------    -----------
                                               $  (111,885)   $   (72,983)
                                               ===========    ===========
Net Loss Per Number of Limited
Partnership Units                              $    (21.96)   $    (14.33)
                                              ============   ============
Number of Limited Partnership Units
Outstanding                                          5,043          5,043
                                              ============   ============




              See accompanying notes to financial statements.




                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                (Unaudited)
SERIES 11                                       1999            1998
                                                ----            ----
Revenues:
 Interest Income                                $     6,752   $     6,990
                                                -----------   -----------
Expenses:
 Asset Management Fee-General Partner                 6,930         6,820
 General and Administrative:
  General Partner                                     1,572         1,456
  Other                                               3,246         3,192
 Amortization                                         2,074         2,074
                                                -----------   -----------
  Total Expenses                                     13,822        13,542
                                                -----------   -----------
Loss Before Equity in Losses
 of Project Partnerships                             (7,070)       (6,552)
Equity in Losses of Project
 Partnerships                                       (30,224)        17,656
                                                 ----------    ----------
Net Loss                                        $   (37,294)    $   11,104
                                                ===========   ===========
Allocation of Net Loss:
 Limited Partners                               $   (36,921)    $   10,993
 General Partners                                      (373)           111
                                                -----------   -----------
                                                $   (37,294)    $   11,104
                                                ===========   ===========
Net Loss Per Number of Limited
Partnership Units                               $     (7.20)    $     2.14
                                               ============  ============
Number of Limited Partnership Units
Outstanding                                           5,127         5,127
                                               ============  ============




              See accompanying notes to financial statements.




                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                (Unaudited)

TOTAL SERIES 7 - 11                             1999            1998
                                                ----            ----
Revenues:
 Interest Income                                $    41,225   $    43,180
                                                -----------   -----------
Expenses:
 Asset Management Fee-General Partner                73,187        73,148
 General and Administrative:
  General Partner                                    17,423        16,144
  Other                                              31,146        30,283
 Amortization                                        12,851        14,627
                                                -----------   -----------
  Total Expenses                                    134,607       134,202
                                                -----------   -----------
Loss Before Equity in Losses
 of Project Partnerships                            (93,382)      (91,022)
Equity in Losses of Project
 Partnerships                                      (789,766)     (709,878)
                                                 ----------    ----------
Net Loss                                        $  (883,148)  $  (800,900)
                                                ===========   ===========
Allocation of Net Loss:
 Limited Partners                               $  (874,316)  $  (792,891)
 General Partners                                    (8,832)       (8,009)
                                                -----------   -----------
                                                $  (883,148)  $  (800,900)
                                                ===========   ===========




              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                (Unaudited)

SERIES 7                                        1999            1998
                                                ----            ----
Revenues:
 Interest Income                               $    21,505    $    22,571
                                               -----------    -----------
Expenses:
 Asset Management Fee-General Partner               44,104         44,216
 General and Administrative:
  General Partner                                    8,045          8,016
  Other                                             12,007         11,520
 Amortization                                        8,736         11,102
                                               -----------    -----------
  Total Expenses                                    72,892         74,854
                                               -----------    -----------
Loss Before Equity in Losses
 of Project Partnerships                           (51,387)       (52,283)
Equity in Losses of Project
 Partnerships                                     (404,209)      (492,501)
                                                ----------     ----------
Net Loss                                       $  (455,596)   $  (544,784)
                                               ===========    ===========
Allocation of Net Loss:
 Limited Partners                              $  (451,040)   $  (539,336)
 General Partners                                   (4,556)        (5,448)
                                               -----------    -----------
                                               $  (455,596)   $  (544,784)
                                               ===========    ===========
Net Loss Per Number of Limited
Partnership Units                              $    (43.39)   $    (51.88)
                                              ============   ============
Number of Limited Partnership Units
Outstanding                                         10,395         10,395
                                              ============   ============


              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                (Unaudited)
SERIES 8                                        1999            1998
                                                ----            ----
Revenues:
 Interest Income                               $    22,360    $    23,842
                                               -----------    -----------
Expenses:
 Asset Management Fee-General Partner               45,966         46,094
 General and Administrative:
  General Partner                                    8,870          8,838
  Other                                             13,033         12,969
 Amortization                                        6,520          6,345
                                               -----------    -----------
  Total Expenses                                    74,389         74,246
                                               -----------    -----------
Loss Before Equity in Losses
 of Project Partnerships                           (52,029)       (50,404)
Equity in Losses of Project
 Partnerships                                     (438,478)      (530,733)
                                                ----------     ----------
Net Loss                                       $  (490,507)   $  (581,137)
                                               ===========    ===========
Allocation of Net Loss:
 Limited Partners                              $  (485,602)   $  (575,326)
 General Partners                                   (4,905)        (5,811)
                                               -----------    -----------
                                               $  (490,507)   $  (581,137)
                                               ===========    ===========
Net Loss Per Number of Limited
Partnership Units                              $    (48.66)   $    (57.65)
                                              ============   ============
Number of Limited Partnership Units
Outstanding                                          9,980          9,980
                                              ============   ============



              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                (Unaudited)

SERIES 9                                        1999            1998
                                                ----            ----
Revenues:
 Interest Income                                $    12,374   $    12,826
                                                -----------   -----------
Expenses:
 Asset Management Fee-General Partner                25,230        25,296
 General and Administrative:
  General Partner                                     4,951         4,933
  Other                                               7,475         7,121
 Amortization                                         3,486         3,486
                                                -----------   -----------
  Total Expenses                                     41,142        40,836
                                                -----------   -----------
Loss Before Equity in Losses
 of Project Partnerships                            (28,768)      (28,010)
Equity in Losses of Project
 Partnerships                                      (303,640)     (258,084)
                                                 ----------    ----------
Net Loss                                        $  (332,408)  $  (286,094)
                                                ===========   ===========
Allocation of Net Loss:
 Limited Partners                               $  (329,084)  $  (283,233)
 General Partners                                    (3,324)       (2,861)
                                                -----------   -----------
                                                $  (332,408)  $  (286,094)
                                                ===========   ===========
Net Loss Per Number of Limited
Partnership Units                               $    (52.62)  $    (45.29)
                                               ============  ============
Number of Limited Partnership Units
Outstanding                                           6,254         6,254
                                               ============  ============


              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                (Unaudited)
SERIES 10                                       1999            1998
                                                ----            ----
Revenues:
 Interest Income                               $    12,128    $    12,702
                                               -----------    -----------
Expenses:
 Asset Management Fee-General Partner               17,214         17,050
 General and Administrative:
  General Partner                                    3,094          3,083
  Other                                              5,091          4,974
 Amortization                                        2,812          2,812
                                               -----------    -----------
  Total Expenses                                    28,211         27,919
                                               -----------    -----------
Loss Before Equity in Losses
 of Project Partnerships                           (16,083)       (15,217)
Equity in Losses of Project
 Partnerships                                     (151,302)      (120,252)
                                                ----------     ----------
Net Loss                                       $  (167,385)   $  (135,469)
                                               ===========    ===========
Allocation of Net Loss:
 Limited Partners                              $  (165,711)   $  (134,114)
 General Partners                                   (1,674)        (1,355)
                                               -----------    -----------
                                               $  (167,385)   $  (135,469)
                                               ===========    ===========
Net Loss Per Number of Limited
Partnership Units                              $    (32.86)   $    (26.59)
                                              ============   ============
Number of Limited Partnership Units
Outstanding                                          5,043          5,043
                                              ============   ============

              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                (Unaudited)
SERIES 11                                       1999            1998
                                                ----            ----
Revenues:
 Interest Income                                $    13,418   $    13,904
                                                -----------   -----------
Expenses:
 Asset Management Fee-General Partner                13,860        13,640
 General and Administrative:
  General Partner                                     2,475         2,466
  Other                                               4,546         4,365
 Amortization                                         4,148         4,148
                                                -----------   -----------
  Total Expenses                                     25,029        24,619
                                                -----------   -----------
Loss Before Equity in Losses
 of Project Partnerships                            (11,611)      (10,715)
Equity in Losses of Project
 Partnerships                                       (68,853)      (42,086)
                                                 ----------    ----------
Net Loss                                        $   (80,464)  $   (52,801)
                                                ===========   ===========
Allocation of Net Loss:
 Limited Partners                               $   (79,659)  $   (52,273)
 General Partners                                      (805)         (528)
                                                -----------   -----------
                                                $   (80,464)  $   (52,801)
                                                ===========   ===========
Net Loss Per Number of Limited
Partnership Units                               $    (15.54)  $    (10.20)
                                               ============  ============
Number of Limited Partnership Units
Outstanding                                           5,127         5,127
                                               ============  ============

              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                (Unaudited)

TOTAL SERIES 7 - 11                             1999            1998
                                                ----            ----
Revenues:
 Interest Income                                $    81,785   $    85,845
                                                -----------   -----------
Expenses:
 Asset Management Fee-General Partner               146,374       146,296
 General and Administrative:
  General Partner                                    27,435        27,336
  Other                                              42,152        40,949
 Amortization                                        25,702        27,893
                                                -----------   -----------
  Total Expenses                                    241,663       242,474
                                                -----------   -----------
Loss Before Equity in Losses
 of Project Partnerships                           (159,878)     (156,629)
Equity in Losses of Project
 Partnerships                                    (1,366,482)   (1,443,656)
                                                 ----------    ----------
Net Loss                                        $(1,526,360)  $(1,600,285)
                                                ===========   ===========
Allocation of Net Loss:
 Limited Partners                               $(1,511,096)  $(1,584,282)
 General Partners                                   (15,264)      (16,003)
                                                -----------   -----------
                                                $(1,526,360)  $(1,600,285)
                                                ===========   ===========

              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

           FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998:



                                Limited         General
SERIES 7                        Partners        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1998       $ 4,024,753    $   (51,546)     $ 3,973,207

Net Loss                           (539,336)        (5,448)        (544,784)
                                -----------     -----------     -----------

Balance at September 30,1998    $ 3,485,417    $   (56,994)     $ 3,428,423
                               ============    ============    ============


Balance at March 31, 1999       $ 3,220,449    $   (59,670)     $ 3,160,779

Net Loss                           (451,040)        (4,556)        (455,596)
                                -----------     -----------     -----------

Balance at September 30,1999    $ 2,769,409    $   (64,226)     $ 2,705,183
                               ============    ============    ============


              See accompanying notes to financial statements.


                      GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

           FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998:



                                Limited         General
SERIES 8                        Partners        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1998       $ 4,177,520    $   (46,313)     $ 4,131,207

Net Loss                           (575,326)        (5,811)        (581,137)
                                -----------     -----------     -----------

Balance at September 30,1998    $ 3,602,194    $   (52,124)     $ 3,550,070
                               ============    ============    ============


Balance at March 31, 1999       $ 3,132,833    $   (56,866)     $ 3,075,967

Net Loss                           (485,602)        (4,905)        (490,507)
                                -----------     -----------     -----------

Balance at September 30,1999    $ 2,647,231    $   (61,771)     $ 2,585,460
                               ============    ============    ============


              See accompanying notes to financial statements.


                      GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

           FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998:



                                Limited         General
SERIES 9                        Partners        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1998       $ 3,670,140    $   (18,319)     $ 3,651,821

Net Loss                           (283,233)        (2,861)        (286,094)
                                -----------     -----------     -----------

Balance at September 30,1998    $ 3,386,907    $   (21,180)     $ 3,365,727
                               ============    ============    ============


Balance at March 31, 1999       $ 3,105,611    $   (24,021)     $ 3,081,590

Net Loss                           (329,084)        (3,324)        (332,408)
                                -----------     -----------     -----------

Balance at September 30,1999    $ 2,776,527    $   (27,345)     $ 2,749,182
                               ============    ============    ============


              See accompanying notes to financial statements.


                      GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

           FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998:



                                Limited         General
SERIES 10                       Partners        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1998       $ 3,716,198    $    (7,089)     $ 3,709,109

Net Loss                           (134,114)        (1,355)        (135,469)
                                -----------     -----------     -----------

Balance at September 30,1998    $ 3,582,084    $    (8,444)     $ 3,573,640
                               ============    ============    ============


Balance at March 31, 1999       $ 3,454,065    $    (9,737)     $ 3,444,328

Net Loss                           (165,711)        (1,674)        (167,385)
                                -----------     -----------     -----------

Balance at September 30,1999    $ 3,288,354    $   (11,411)     $ 3,276,943
                               ============    ============    ============


              See accompanying notes to financial statements.


                      GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

           FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998:



                                Limited         General
SERIES 11                       Partners        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1998       $ 4,271,126    $    (3,313)     $ 4,267,813

Net Loss                            (52,273)          (528)         (52,801)
                                -----------     -----------     -----------

Balance at September 30,1998    $ 4,218,853    $    (3,841)     $ 4,215,012
                               ============    ============    ============


Balance at March 31, 1999       $ 4,120,106    $    (4,838)     $ 4,115,268

Net Loss                            (79,659)          (805)         (80,464)
                                -----------     -----------     -----------

Balance at September 30,1999    $ 4,040,447    $    (5,643)     $ 4,034,804
                               ============    ============    ============


              See accompanying notes to financial statements.


                      GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

           FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998:



                                Limited         General
TOTAL SERIES 7 - 11             Partners        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1998       $19,859,737    $  (126,580)     $19,733,157

Net Loss                         (1,584,282)       (16,003)      (1,600,285)
                                -----------     -----------     -----------

Balance at September 30,1998    $18,275,455    $  (142,583)     $18,132,872
                               ============    ============    ============


Balance at March 31, 19999      $17,033,064    $  (155,132)     $16,877,932

Net Loss                         (1,511,096)       (15,264)      (1,526,360)
                                -----------     -----------     -----------

Balance at September 30,1999    $15,521,968    $  (170,396)     $15,351,572
                               ============    ============    ============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                (Unaudited)

SERIES 7                                         1999           1998
--------                                         ----           ----
Cash Flows from Operating Activities:
  Net Loss                                      $  (455,596)  $  (544,784)
  Adjustments to Reconcile Net Loss to Net
  Cash Provided by (Used in) Operating
  Activities:
   Amortization                                       8,736        11,102
   Accreted Interest Income on Investments
   in Securities                                    (15,167)      (15,586)
   Equity in Losses of Project Partnerships         404,209       492,501
   Changes in Operating Assets and
   Liabilities:
    Increase in Payable to General Partners           2,881        (1,886)
                                                -----------   -----------
     Net Cash Used in Operating Activities          (54,937)      (58,653)
                                                -----------   -----------
Cash Flows from Investing Activities:
   Distributions Received from Project
   Partnerships                                      17,551        17,019
                                                -----------   -----------
     Net Cash Provided by (Used in)
     Investing Activities                            17,551        17,019
                                                -----------   -----------
Increase (Decrease) in Cash and Cash
Equivalents                                         (37,386)      (41,634)
Cash and Cash Equivalents at Beginning of
Year                                                299,313       286,106
                                                -----------   -----------
Cash and Cash Equivalents at End of Year        $   261,927   $   244,472
                                                ===========   ===========

              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                (Unaudited)
SERIES 8                                         1999           1998
--------                                         ----           ----
Cash Flows from Operating Activities:
  Net Loss                                      $  (490,507)  $  (581,137)
  Adjustments to Reconcile Net Loss to Net
  Cash Provided by (Used in) Operating
  Activities:
   Amortization                                       6,520         6,345
   Accreted Interest Income on Investments
   in Securities                                    (13,612)      (13,971)
   Equity in Losses of Project Partnership          438,478       530,733
   Changes in Operating Assets and
   Liabilities:
    Increase in Payable to General Partners           5,944         1,868
                                                -----------   -----------
     Net Cash Used in Operating Activities          (53,177)      (56,162)
                                                -----------   -----------
Cash Flows from Investing Activities:
   Distributions Received from Project
   Partnerships                                      13,973         8,138
                                                -----------   -----------
     Net Cash Provided by (Used in)
     Investing Activities                            13,973         8,138
                                                -----------   -----------
Increase (Decrease) in Cash and Cash
Equivalents                                         (39,204)      (48,024)
Cash and Cash Equivalents at Beginning of
Year                                                411,602       410,727
                                                -----------   -----------
Cash and Cash Equivalents at End of Year         $  372,398    $  362,703
                                                ===========   ===========

              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                (Unaudited)
SERIES 9                                         1999           1998
--------                                         ----           ----
Cash Flows from Operating Activities:
  Net Loss                                      $  (332,408)  $  (286,094)
  Adjustments to Reconcile Net Loss to Net
  Cash Provided by (Used in) Operating
  Activities:
   Amortization                                       3,486         3,486
   Accreted Interest Income on Investments
   in Securities                                     (8,219)       (8,463)
   Equity in Losses of Project Partnerships         303,640       258,084
   Changes in Operating Assets and
   Liabilities:
    Increase in Payable to General Partners           8,096         5,917
                                                -----------   -----------
     Net Cash Used in Operating Activities          (25,405)      (27,070)
                                                -----------   -----------
Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships                                        5,846         7,364
                                                -----------   -----------
     Net Cash Provided by (Used in)
     Investing Activities                             5,846         7,364
                                                -----------   -----------
Increase (Decrease) in Cash and Cash
Equivalents                                         (19,559)      (19,706)
Cash and Cash Equivalents at Beginning of
Year                                                195,618       180,104
                                                -----------   -----------
Cash and Cash Equivalents at End of Year        $   176,059   $   160,398
                                                ===========   ===========

              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                (Unaudited)
SERIES 10                                        1999           1998
--------                                         ----           ----
Cash Flows from Operating Activities:
  Net Loss                                      $  (167,385)  $  (135,469)
  Adjustments to Reconcile Net Loss to Net
  Cash Provided by (Used in) Operating
  Activities:
   Amortization                                       2,812         2,812
   Accreted Interest Income on Investments
   in Securities                                     (7,576)       (7,775)
   Equity in Losses of Project Partnerships         151,302       120,252
   Changes in Operating Assets and
   Liabilities:
    Increase in Payable to General Partners         (10,146)      (11,783)
                                                -----------   -----------
     Net Cash Used in Operating Activities          (30,993)      (31,963)
                                                -----------   -----------
Cash Flows from Investing Activities:
   Distributions Received from Project
   Partnerships                                       4,489         6,545
                                                -----------   -----------
     Net Cash Provided by (Used in)
     Investing Activities                             4,489         6,545
                                                -----------   -----------
Increase (Decrease) in Cash and Cash
Equivalents                                         (26,504)      (25,418)
Cash and Cash Equivalents at Beginning of
Year                                                216,566       202,435
                                                -----------   -----------
Cash and Cash Equivalents at End of Year        $   190,062   $   177,017
                                                ===========   ===========

              See accompanying notes to financial statements.


                      GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                (Unaudited)
SERIES 11                                        1999           1998
--------                                         ----           ----
Cash Flows from Operating Activities:
  Net Loss                                       $  (80,464)  $   (52,801)
  Adjustments to Reconcile Net Loss to Net
  Cash Provided by (Used in) Operating
  Activities:
   Amortization                                       4,148         4,148
   Accreted Interest Income on Investments
   in Securities                                     (8,774)       (8,891)
   Equity in Losses of Project Partnerships          68,853        42,086
   Changes in Operating Assets and
   Liabilities:
    Increase in Payable to General Partners         (15,318)      (11,244)
                                                -----------   -----------
     Net Cash Used in Operating Activities          (31,555)      (26,702)
                                                -----------   -----------
Cash Flows from Investing Activities:
   Distributions Received from Project
   Partnerships                                       2,492         2,182
                                                -----------   -----------
     Net Cash Provided by (Used in)
     Investing Activities                             2,492         2,182
                                                -----------   -----------
Increase (Decrease) in Cash and Cash
Equivalents                                         (29,063)      (24,520)
Cash and Cash Equivalents at Beginning of
Year                                                223,024       208,198
                                                -----------   -----------
Cash and Cash Equivalents at End of Year        $   193,961   $   183,678
                                                ===========   ===========

              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                (Unaudited)
TOTAL SERIES 7 - 11                              1999           1998
-------------------                              ----           ----
Cash Flows from Operating Activities:
  Net Loss                                      $(1,526,360)  $(1,600,285)
  Adjustments to Reconcile Net Loss to Net
  Cash Provided by (Used in) Operating
  Activities:
   Amortization                                      25,702        27,893
   Accreted Interest Income on Investments
   in Securities                                    (53,348)      (54,686)
   Equity in Losses of Project Partnerships       1,366,482     1,443,656
   Changes in Operating Assets and
   Liabilities:
    Increase in Payable to General Partners          (8,543)      (17,128)
                                                -----------   -----------
     Net Cash Used in Operating Activities         (196,067)     (200,550)
                                                -----------   -----------
Cash Flows from Investing Activities:
   Distributions Received from Project
   Partnerships                                      44,351        41,248
                                                -----------   -----------
     Net Cash Provided by (Used in)
     Investing Activities                            44,351        41,248
                                                -----------   -----------
Increase (Decrease) in Cash and Cash
Equivalents                                        (151,716)     (159,302)
Cash and Cash Equivalents at Beginning of
Year                                              1,346,123     1,287,570
                                                -----------   -----------
Cash and Cash Equivalents at End of Year        $ 1,194,407   $ 1,128,268
                                                ===========   ===========
              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                       NOTES TO FINANCIAL STATEMENTS

                            SEPTEMBER 30, 1999

NOTE 1 - ORGANIZATION:

   Gateway Tax Credit Fund III Ltd. ("Gateway"), a Florida Limited Partnership, was formed October 17, 1991 under the laws of Florida. Gateway offered its limited partnership interests in Series. The first Series for Gateway is Series 7. Operations commenced on July 16, 1992 for Series 7, January 4, 1993 for Series 8, September 30, 1993 for Series 9, January 21, 1994 for Series 10 and April 29, 1994 for Series 11. Each Series invests, as a limited partner, in other limited partnerships ("Project Partnerships"), each of which owns and operates apartment complexes eligible for Low-Income Housing Tax Credits ("Tax Credits"), provided for in Section 42 of the Internal Revenue Code of 1986. Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the Limited Partnership Agreement. As of September 30, 1999, Gateway had received capital contributions of $1,000 from the General Partners and $36,799,000 from the investor Limited Partners.

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

NOTE 3 - INVESTMENT IN SECURITIES:

  The September 30, 1999 Balance Sheet includes Investment in Securities consisting of U.S. Treasury Security Strips which represents their cost, plus accreted interest income of $172,847 for Series 7, $148,273 for Series 8, $83,061 for Series 9, $71,338 for Series 10 and $79,846 for Series 11.

                                                          Gross Unrealized
                   Estimated Market       Cost Plus          Gains and
                         Value        Accreted Interest       (Losses)
                   -----------------  -----------------   ----------------
Series 7                  $  469,530         $  448,191           $  21,339
Series 8                     437,559            424,445              13,114
Series 9                     283,563            283,126                 437
Series 10                    236,789            228,506               8,283
Series 11                    264,847            248,167              16,680

  As of September 30, 1999, the cost and accreted interest of debt securities by contractual maturities is as follows:

                                  Series 7       Series 8       Series 9
                                  --------       --------       --------
Due with 1 year                    $   51,970     $   47,086     $   30,457
After 1 year through 5 years          205,022        192,172        116,975
After 5 years through 10 years        191,199        185,187        135,694
Over 10 years                               0              0              0
                                   ----------     ----------     ----------
  Total Amount Carried on
Balance Sheet                      $  448,191     $  424,445     $  283,126
                                   ==========     ==========     ==========


                                 Series 10      Series 11        Total
                                  --------       --------       --------
Due with 1 year                    $   23,565     $   23,486     $  176,564
After 1 year through 5 years           88,270         94,648        697,087
After 5 years through 10 years         97,417        109,933        719,430
Over 10 years                          19,254         20,100         39,354
                                   ----------     ----------     ----------
  Total Amount Carried on
Balance Sheet                      $  228,506     $  248,167     $1,632,435
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

  For the six months ended September 30 1999 and 1998 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

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

                         1999           1998
                        -----          -----
 Series 7            $ 44,104       $ 44,216
 Series 8              45,966         46,094
 Series 9              25,230         25,296
 Series 10             17,214         17,050
 Series 11             13,860         13,640
                     --------       --------
 Total               $146,374       $146,296
                     ========       ========

  General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an
accountable   basis.   This  expense  is  included  in  the  Statement   of
Operations.

 Series 7           $   8,045      $   8,016
 Series 8               8,870          8,838
 Series 9               4,951          4,933
 Series 10              3,094          3,083
 Series 11              2,475          2,466
                     --------       --------
 Total               $ 27,435       $ 27,336
                     ========       ========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of September 30, 1999, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 39 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

  The following is a summary of Investments in Project Partnerships as of:

SERIES 7                                     SEPTEMBER 30,     MARCH 31,
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
                                               ============    ============


(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $396,826 for the period ended September 30, 1999 and cumulative suspended losses of $253,692 for the year ended March 31, 1999 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of September 30, 1999, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 43 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

  The following is a summary of Investments in Project Partnerships as of:

SERIES 8                                     SEPTEMBER 30,     MARCH 31,
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
                                               ============    ============


(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $346,137 for the period ended September 30, 1999 and cumulative suspended losses of $248,712 for the year ended March 31, 1999 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of September 30, 1999, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 24 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

  The following is a summary of Investments in Project Partnerships as of:

SERIES 9                                     SEPTEMBER 30,     MARCH 31,
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
                                               ============    ============


(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $0 for the period ended September 30, 1999 and cumulative suspended losses of $0 for the year ended March 31, 1999 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of September 30, 1999, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 15 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

  The following is a summary of Investments in Project Partnerships as of:

SERIES 10                                    SEPTEMBER 30,     MARCH 31,
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
                                              =============    ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $0 for the period ended September 30, 1999 and cumulative suspended losses of $0 for the year ended March 31, 1999 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of September 30, 1999, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 12 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

  The following is a summary of Investments in Project Partnerships as of:

SERIES 11                                    SEPTEMBER 30,     MARCH 31,
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
                                              =============   =============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $0 for the period September 30, 1999 and cumulative suspended losses of $0 for the year ended March 31, 1999 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):



  The following is a summary of Investments in Project Partnerships as of:

TOTAL SERIES 7 - 11                          SEPTEMBER 30,     MARCH 31,
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
                                               ============   =============

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30, of each year:
                                                  1999          1998
SERIES 7                                          ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                                $ 3,093,395   $ 2,745,205
  Investment properties, net                     35,859,651    37,221,049
  Other assets                                       27,467        61,340
                                               ------------  ------------
    Total assets                                $38,980,513   $40,027,594
                                               ============  ============
Liabilities and Partners' Equity:
  Current liabilities                           $ 1,080,885   $   976,252
  Long-term debt                                 36,700,244    36,837,474
                                               ------------  ------------
    Total liabilities                            37,781,129    37,813,726
                                               ------------  ------------
Partners' equity
  Limited Partner                                 1,243,935     2,209,833
  General Partners                                  (44,551)        4,035
                                                -----------   -----------
    Total Partners' equity                        1,199,384     2,213,868
                                                -----------   -----------
    Total liabilities and partners' equity      $38,980,513   $40,027,594
                                               ============  ============
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                         $ 2,085,302   $ 2,092,878
Expenses:                                      ------------  ------------
  Operating expenses                              1,358,836     1,298,459
  Interest expense                                  517,626       531,994
  Depreciation and amortization                     761,712       780,508
                                               ------------  ------------
    Total expenses                                2,638,174     2,610,961
                                               ------------  ------------
      Net loss                                  $  (552,872)  $  (518,083)
                                               ============  ============
Other partners' share of net loss               $    (5,529)  $    (5,181)
                                               ============  ============
Partnerships' share of net loss                 $  (547,343)  $  (512,902)
Suspended losses                                    143,134        20,401
                                               ------------  ------------
Equity in Losses of Project Partnerships        $  (404,209)  $  (492,501)
                                               ============  ============

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30, of each year:
                                                  1999          1998
SERIES 8                                          ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                                $ 2,621,048   $ 2,396,895
  Investment properties, net                     38,449,419    40,001,426
  Other assets                                       49,851        48,690
                                               ------------  ------------
    Total assets                                $41,120,318   $42,447,011
                                               ============  ============
Liabilities and Partners' Equity:
  Current liabilities                           $ 1,156,406   $ 1,187,110
  Long-term debt                                 38,706,743    38,850,768
                                               ------------  ------------
    Total liabilities                            39,863,149    40,037,878
                                               ------------  ------------
Partners' equity
  Limited Partner                                 1,402,952     2,533,962
  General Partners                                 (145,783)     (124,829)
                                                -----------   -----------
    Total Partners' equity                        1,257,169     2,409,133
                                                -----------   -----------
    Total liabilities and partners' equity      $41,120,318   $42,447,011
                                               ============  ============
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                         $ 2,065,901   $ 2,008,626
Expenses:                                      ------------  ------------
  Operating expenses                              1,298,284     1,270,406
  Interest expense                                  506,385       490,747
  Depreciation and amortization                     803,400       813,403
                                               ------------  ------------
    Total expenses                                2,608,069     2,574,556
                                               ------------  ------------
      Net loss                                  $  (542,168)  $  (565,930)
                                               ============  ============
Other partners' share of net loss               $    (6,265)  $    (5,659)
                                               ============  ============
Partnerships' share of net loss                 $  (535,903)  $  (560,271)
Suspended losses                                     97,425        29,538
                                               ------------  ------------
Equity in Losses of Project Partnerships        $  (438,478)  $  (530,733)
                                               ============  ============

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30, of each year:
                                                  1999          1998
SERIES 9                                          ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                                $ 1,670,589   $ 1,479,412
  Investment properties, net                     21,361,541    22,202,473
  Other assets                                        6,568        82,523
                                               ------------  ------------
    Total assets                                $23,038,698   $23,764,408
                                               ============  ============
Liabilities and Partners' Equity:
  Current liabilities                           $   362,788   $   392,488
  Long-term debt                                 20,504,253    20,576,103
                                               ------------  ------------
    Total liabilities                            20,867,041    20,968,591
                                               ------------  ------------
Partners' equity
  Limited Partner                                 2,291,805     2,875,492
  General Partners                                 (120,148)      (79,675)
                                                -----------   -----------
    Total Partners' equity                        2,171,657     2,795,817
                                                -----------   -----------
    Total liabilities and partners' equity      $23,038,698   $23,764,408
                                               ============  ============
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                         $ 1,043,098   $ 1,063,142
Expenses:                                      ------------  ------------
  Operating expenses                                651,637       624,728
  Interest expense                                  255,022       248,345
  Depreciation and amortization                     443,146       450,760
                                               ------------  ------------
    Total expenses                                1,349,805     1,323,833
                                               ------------  ------------
      Net loss                                  $  (306,707)  $  (260,691)
                                               ============  ============
Other partners' share of net loss               $    (3,067)  $    (2,607)
                                               ============  ============
Partnerships' share of net loss                 $  (303,640)  $  (258,084)
Suspended losses                                          0             0
                                               ------------  ------------
Equity in Losses of Project Partnerships        $  (303,640)  $  (258,084)
                                               ============  ============

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30, of each year:
                                                  1999          1998
SERIES 10                                         ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                                $ 1,345,308   $ 1,217,315
  Investment properties, net                     15,003,743    15,467,235
  Other assets                                        5,989        22,594
                                               ------------  ------------
    Total assets                                $16,355,040   $16,707,144
                                               ============  ============
Liabilities and Partners' Equity:
  Current liabilities                           $   289,352   $   240,542
  Long-term debt                                 13,418,579    13,486,584
                                               ------------  ------------
    Total liabilities                            13,707,931    13,727,126
                                               ------------  ------------
Partners' equity
  Limited Partner                                 2,773,494     3,062,329
  General Partners                                 (126,385)      (82,311)
                                                -----------   -----------
    Total Partners' equity                        2,647,109     2,980,018
                                                -----------   -----------
    Total liabilities and partners' equity      $16,355,040   $16,707,144
                                               ============  ============
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                         $   710,112   $   699,651
Expenses:                                      ------------  ------------
  Operating expenses                                453,078       423,532
  Interest expense                                  162,461       142,440
  Depreciation and amortization                     248,280       255,146
                                               ------------  ------------
    Total expenses                                  863,819       821,118
                                               ------------  ------------
      Net loss                                  $  (153,707)  $  (121,467)
                                               ============  ============
Other partners' share of net loss               $    (2,405)  $    (1,215)
                                               ============  ============
Partnerships' share of net loss                 $  (151,302)  $  (120,252)
Suspended losses                                          0             0
                                               ------------  ------------
Equity in Losses of Project Partnerships        $  (151,302)  $  (120,252)
                                               ============  ============

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30, of each year:
                                                  1999          1998
SERIES 11                                         ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                                $ 1,093,783   $ 1,026,381
  Investment properties, net                     13,401,509    13,743,508
  Other assets                                        7,113        11,223
                                               ------------  ------------
    Total assets                                $14,502,405   $14,781,112
                                               ============  ============
Liabilities and Partners' Equity:
  Current liabilities                           $   308,954   $   345,386
  Long-term debt                                 10,736,223    10,802,181
                                               ------------  ------------
    Total liabilities                            11,045,177    11,147,567
                                               ------------  ------------
Partners' equity
  Limited Partner                                 3,416,236     3,561,589
  General Partners                                   40,992        71,956
                                                -----------   -----------
    Total Partners' equity                        3,457,228     3,633,545
                                                -----------   -----------
    Total liabilities and partners' equity      $14,502,405   $14,781,112
                                               ============  ============
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                         $   781,733   $   732,320
Expenses:                                      ------------  ------------
  Operating expenses                                387,736       365,963
  Interest expense                                  214,950       156,798
  Depreciation and amortization                     254,810       252,070
                                               ------------  ------------
    Total expenses                                  857,496       774,831
                                               ------------  ------------
      Net loss                                  $   (75,763)  $   (42,511)
                                               ============  ============
Other partners' share of net loss               $    (6,910)  $      (425)
                                               ============  ============
Partnerships' share of net loss                 $   (68,853)  $   (42,086)
Suspended losses                                          0             0
                                               ------------  ------------
Equity in Losses of Project Partnerships        $   (68,853)  $   (42,086)
                                               ============  ============

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30, of each year:
                                                1999            1998
TOTAL SERIES 7 - 11                             ----            ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                              $  9,824,123   $  8,865,208
  Investment properties, net                   124,075,863    128,635,691
  Other assets                                      96,988        226,370
                                              ------------   ------------
    Total assets                              $133,996,974   $137,727,269
                                              ============   ============
Liabilities and Partners' Equity:
  Current liabilities                         $  3,198,385   $  3,141,778
  Long-term debt                               120,066,042    120,553,110
                                              ------------   ------------
    Total liabilities                          123,264,427    123,694,888
                                              ------------   ------------
Partners' equity
  Limited Partner                               11,128,422     14,243,205
  General Partners                                (395,875)      (210,824)
                                               -----------    -----------
    Total Partners' equity                      10,732,547     14,032,381
                                               -----------    -----------
    Total liabilities and partners' equity    $133,996,974   $137,727,269
                                              ============   ============
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                       $  6,686,146   $  6,596,617
Expenses:                                     ------------   ------------
  Operating expenses                             4,149,571      3,983,088
  Interest expense                               1,656,444      1,570,324
  Depreciation and amortization                  2,511,348      2,551,887
                                              ------------   ------------
    Total expenses                               8,317,363      8,105,299
                                              ------------   ------------
      Net loss                                $ (1,631,217)  $ (1,508,682)
                                              ============   ============
Other partners' share of net loss             $    (24,177)  $    (15,087)
                                              ============   ============
Partnerships' share of net loss               $ (1,607,040)  $ (1,493,595)
Suspended losses                                   240,559         49,939
                                              ------------   ------------
Equity in Losses of Project Partnerships      $ (1,366,481)  $ (1,443,656)
                                              ============   ============

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, Liquidity and Capital Resources

  As disclosed on the statement of operations for each Series, except as described below, interest income is comparable for the six and three months ended September 30, 1999 and September 30, 1998. The General and Administrative expenses - General Partner and General and Administrative expenses - Other for the three and six months ended September 30, 1999 are comparable to September 30, 1998. There were no unusual variations in the operating results between these two periods.

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

  Series 7 - Gateway closed this series on October 16, 1992 after receiving $10,395,000 from 635 Limited Partner investors. Equity in Losses of Project Partnerships for the six months ended September 30, 1999 decreased from $492,501 for the six months ended September 30, 1998 to $404,209 as a result of not including losses of $143,134 in 1999 as compared to $20,401 in 1998, as these losses would reduce the investment in certain Project Partnerships below zero. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

  At September 30, 1999, the Series had $261,927 of short-term investments (Cash and Cash Equivalents). It also had $448,191 in Zero Coupon
Treasuries with annual maturities providing $53,000 in fiscal year 2000 increasing to $80,000 in fiscal year 2008. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $455,596 for the six months ended September 30, 1999. However, after adjusting for Equity in Losses of Project Partnerships of $404,209 and the changes in operating assets and liabilities, net cash used in operating activities was $54,937. Cash provided by investing activities totaled $17,551 consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

  Series 8 - Gateway closed this Series on September 28, 1993 after receiving $9,980,000 from 664 Limited Partner investors. Equity in Losses of Project Partnerships for the six months ended September 30, 1999 decreased from $530,733 for the six months ended September 30, 1998 to $438,478 as a result of not including losses of $97,425 in 1999 as compared to $29,538 in 1998, as these losses would reduce the investment in certain Project Partnerships below zero. At September 30, 1999, the Series had $372,398 of short-term investments (Cash and Cash Equivalents). It also had $424,445 in Zero Coupon Treasuries with annual maturities providing $48,000 in fiscal year 2000 increasing to $82,000 in fiscal year 2008. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $490,507 for the six months ended September 30, 1999. However, after adjusting for Equity in Losses of Project Partnerships of $438,478 and the changes in operating assets and liabilities, net cash used in operating activities was $53,177. Cash provided by investing activities totaled $13,973, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

 Series 9 - Gateway closed this Series on December 31, 1993 after receiving $6,254,000 from 406 Limited Partner investors. Equity in Losses of Project Partnerships for the six months ended September 30, 1998 were comparable for the six months ended September 30, 1999. At September 30, 1999, the Series had $176,059 of short-term investments (Cash and Cash Equivalents). It also had $283,126 in Zero Coupon Treasuries with annual maturities providing $31,000 in fiscal year 2000 increasing to $47,000 in fiscal year 2009. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $332,408 for the six months ended September 30, 1999. However, after adjusting for Equity in Losses of Project Partnerships of $303,640 and the changes in operating assets and liabilities, net cash used in operating activities was $25,405. Cash provided by investing activities totaled $5,846, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

 Series 10 - Gateway closed this Series on January 21, 1994 after receiving $5,043,000 from 325 Limited Partner investors. Equity in Losses of Project Partnerships for the six months ended September 30, 1998 were comparable for the six months ended September 30, 1999. At September 30, 1999, the Series had $190,062 of short-term investments (Cash and Cash Equivalents). It also had $228,506 in Zero Coupon Treasuries with annual maturities providing $24,000 in fiscal year 2000 increasing to $40,000 in fiscal year 2010. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $167,385 for the six months ended September 30, 1999. However, after adjusting for Equity in Losses of Project Partnerships of $151,302 and the changes in operating assets and liabilities, net cash used in operating activities was $30,993. Cash provided by investing activities totaled $4,489, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

  Series 11 - Gateway closed this Series on April 29, 1994 after receiving $5,127,000 from 330 Limited investors. Equity in losses of Project Partnerships for the six months ended September 30, 1998 were comparable for the six months ended September 30, 1999. At September 30, 1999, the Series had $193,961 of short-term investments (Cash and Cash Equivalents). It also had $248,167 in Zero Coupon Treasuries with annual maturities providing $24,000 in fiscal year 2000 increasing to $44,000 in fiscal year 2010. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $80,464 for the six months ended September 30, 1999. However, after adjusting for Equity in Losses of Project Partnerships of $68,853 and the changes in operating assets and liabilities, net cash used in operating activities was $31,555. Cash provided by investing activities totaled $2,492, consisting of cash distributions from Project Partnerships. There were no unusual events or trends to describe.



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


                           GATEWAY TAX CREDIT FUND III LTD.
                           (A Florida Limited Partnership)
                           By:  Raymond James Tax Credit Funds,Inc.





Date: October 29, 1999     By:/s/ Ronald M. Diner
                           Ronald M. Diner
                           President



Date: October 29, 1999     By:/s/ Sandra L. Furey
                           Sandra L. Furey
                           Secretary and Treasurer