Form 10-Q
period 1999-12-31
GATEWAY TAX CREDIT FUND III LTD
filed 2000-02-09
CIK 881716

GTWY3
                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

                                 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended          DECEMBER 31, 1999

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

                      YES     X                NO

                                                 Number of Units
     Title of Each Class                        December 31, 1999
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
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

SERIES 7                                    DECEMBER 31,      MARCH 31,
                                                1999            1999
                                               -------         -------
                                             (Unaudited)      (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                     $   259,285     $   299,313
 Investments in Securities                          52,767          50,412
                                               ------------    ------------
  Total Current Assets                             312,052         349,725

 Investments in Securities                         403,206         382,611
 Investments in Project Partnerships, Net        2,103,440       2,749,505
                                               -----------     -----------
    Total Assets                               $ 2,818,698     $ 3,481,841
                                               ===========     ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                   $    49,786     $    52,109
                                               -----------     -----------
  Total Current Liabilities                         49,786          52,109
                                               -----------     -----------
Long-Term Liabilities:
 Payable to General Partners                       292,774         268,953
                                               -----------     -----------
Partners' Equity:
Limited Partners (10,395 units for Series
7, 9,980 for Series 8, 6,254 for Series 9,
5,043 for Series 10 and 5,127 for Series
11 at December 31,1999 and March 31,1999)        2,542,654       3,220,449
General Partners                                   (66,516)        (59,670)
                                               -----------     -----------
  Total Partners' Equity                       $ 2,476,138     $ 3,160,779
                                               -----------     -----------
    Total Liabilities and Partners' Equity     $ 2,818,698     $ 3,481,841
                                               ===========     ===========

              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

SERIES 8                                     DECEMBER 31,     MARCH 31,
                                                 1999            1999
                                                -------        -------
                                              (Unaudited)     (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   368,393    $   411,602
 Investments in Securities                           47,777         45,734
                                                ------------    ------------
  Total Current Assets                              416,170        457,336

 Investments in Securities                          383,641        365,098
 Investments in Project Partnerships, Net         1,844,437      2,612,574
                                                -----------    -----------
    Total Assets                                $ 2,644,248    $ 3,435,008
                                                ===========    ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                    $    40,027    $    42,668
                                                -----------    -----------
  Total Current Liabilities                          40,027         42,668
                                                -----------    -----------
Long-Term Liabilities:
 Payable to General Partners                        344,041        316,373
                                                -----------    -----------
Partners' Equity:
Limited Partners (10,395 units for Series
7, 9,980 for Series 8, 6,254 for Series 9,
5,043 for Series 10 and 5,127 for Series 11
at December 31, 1999 and March 31,1999)           2,325,204      3,132,832
General Partners                                    (65,024)       (56,865)
                                                -----------    -----------
  Total Partners' Equity                        $ 2,260,180    $ 3,075,967
                                                -----------    -----------
    Total Liabilities and Partners' Equity      $ 2,644,248    $ 3,435,008
                                                ===========    ===========

              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

SERIES 9                                     DECEMBER 31,      MARCH 31,
                                                 1999            1999
                                                -------         -------
                                              (Unaudited)      (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   175,105    $   195,618
 Investments in Securities                           30,862         29,663
                                                ------------    ------------
  Total Current Assets                              205,967        225,281

 Investments in Securities                          256,466        245,245
 Investments in Project Partnerships, Net         2,265,943      2,818,653
                                                -----------    -----------
    Total Assets                                $ 2,728,376    $ 3,289,179
                                                ===========    ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                    $    22,671    $    24,561
                                                -----------    -----------
    Total Current Liabilities                        22,671         24,561
                                                -----------    -----------
Long-Term Liabilities:
 Payable to General Partners                        203,205        183,028
                                                -----------    -----------
Partners' Equity:
Limited Partners (10,395 units for Series
7, 9,980 for Series 8, 6,254 for Series 9,
5,043 for Series 10 and 5,127 for Series 11
at December 31, 1999 and March 31,1999)           2,532,312      3,105,611
General Partners                                    (29,812)       (24,021)
                                                -----------    -----------
  Total Partners' Equity                        $ 2,502,500    $ 3,081,590
                                                -----------    -----------
    Total Liabilities and Partners' Equity      $ 2,728,376    $ 3,289,179
                                                ===========    ===========

              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

SERIES 10                                    DECEMBER 31,      MARCH 31,
                                                 1999            1999
                                                -------         -------
                                              (Unaudited)      (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   189,381    $   216,566
 Investments in Securities                           23,931         22,855
                                                 ------------   ------------
  Total Current Assets                              213,312        239,421

 Investments in Securities                          208,481        198,073
 Investments in Project Partnerships, Net         2,839,685      3,086,492
                                                -----------    -----------
    Total Assets                                $ 3,261,478    $ 3,523,986
                                                ===========    ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                    $    26,905    $    28,101
                                                -----------    -----------
    Total Current Liabilities                        26,905         28,101
                                                -----------    -----------
Long-Term Liabilities:
 Payable to General Partners                         49,711         51,557
                                                -----------    -----------
Partners' Equity:
Limited Partners (10,395 units for Series
7, 9,980 for Series 8, 6,254 for Series 9,
5,043 for Series 10 and 5,127 for Series 11
at December 31, 1999 and March 31,1999)           3,197,194      3,454,065
General Partners                                    (12,332)        (9,737)
                                                -----------    -----------
  Total Partners' Equity                        $ 3,184,862    $ 3,444,328
                                                -----------    -----------
    Total Liabilities and Partners' Equity      $ 3,261,478    $ 3,523,986
                                                ===========    ===========

              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

SERIES 11                                    DECEMBER 31,      MARCH 31,
                                                 1999            1999
                                                -------         -------
                                              (Unaudited)      (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   194,205    $   223,024
 Investments in Securities                           23,882         22,713
                                                 ------------   ------------
  Total Current Assets                              218,087        245,737

 Investments in Securities                          228,792        216,679
 Investments in Project Partnerships, Net         3,487,858      3,701,295
                                                -----------    -----------
    Total Assets                                $ 3,934,737    $ 4,163,711
                                                ===========    ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                    $    26,619    $    27,805
                                                -----------    -----------
  Total Current Liabilities                          26,619         27,805
                                                -----------    -----------
Long-Term Liabilities:
 Payable to General Partners                         12,095         20,638
                                                -----------    -----------
Partners' Equity:
Limited Partners (10,395 units for Series
7, 9,980 for Series 8, 6,254 for Series 9,
5,043 for Series 10 and 5,127 for Series 11
at December 31, 1999 and March 31,1999)           3,903,053      4,120,106
General Partners                                     (7,030)        (4,838)
                                                -----------    -----------
  Total Partners' Equity                        $ 3,896,023    $ 4,115,268
                                                -----------    -----------
    Total Liabilities and Partners' Equity      $ 3,934,737    $ 4,163,711
                                                ===========    ===========

              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

TOTAL SERIES 7 - 11                          DECEMBER 31,      MARCH 31,
                                                 1999            1999
                                                -------         -------
                                              (Unaudited)      (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $ 1,186,369    $ 1,346,123
 Investments in Securities                          179,219        171,377
                                                 ------------   ------------
Total Current Assets                              1,365,588      1,517,500

 Investments in Securities                        1,480,586      1,407,706
 Investments in Project Partnerships, Net        12,541,363     14,968,519
                                                -----------    -----------
    Total Assets                                $15,387,537    $17,893,725
                                                ===========    ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                    $   166,008    $   175,244
                                                -----------    -----------
  Total Current Liabilities                         166,008        175,244
                                                -----------    -----------
Long-Term Liabilities:
 Payable to General Partners                        901,826        840,549
                                                -----------    -----------
Partners' Equity:
Limited Partners (10,395 units for Series
7, 9,980 for Series 8, 6,254 for Series 9,
5,043 for Series 10 and 5,127 for Series 11
at December 31, 1999 and March 31,1999)          14,500,417     17,033,063
General Partners                                   (180,714)      (155,131)
                                                -----------    -----------
  Total Partners' Equity                        $14,319,703    $16,877,932
                                                -----------    -----------
    Total Liabilities and Partners' Equity      $15,387,537    $17,893,725
                                                ===========    ===========

              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED DECEMBER 31,
                                (Unaudited)

SERIES 7                                        1999            1998
                                                ----            ----
Revenues:
 Interest Income                               $    11,144    $    10,900
                                               -----------    -----------
Expenses:
 Asset Management Fee-General Partner               22,052         22,108
 General and Administrative:
  General Partner                                    3,095          2,328
  Other                                              2,056          2,197
 Amortization                                        4,368          5,551
                                               -----------    -----------
  Total Expenses                                    31,571         32,184
                                               -----------    -----------
Loss Before Equity in Losses
 of Project Partnerships                           (20,427)       (21,284)
Equity in Losses of Project
 Partnerships                                     (208,618)      (213,811)
                                                ----------     ----------
Net Loss                                       $  (229,045)   $  (235,095)
                                               ===========    ===========
Allocation of Net Loss:
 Limited Partners                              $  (226,755)   $  (232,744)
 General Partners                                   (2,290)        (2,351)
                                               -----------    -----------
                                               $  (229,045)   $  (235,095)
                                               ===========    ===========
Net Loss Per Number of Limited
Partnership Units                              $    (16.31)   $    (22.39)
                                              ============   ============
Number of Limited Partnership Units
Outstanding                                         10,395         10,395
                                              ============   ============


              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED DECEMBER 31,
                                (Unaudited)
SERIES 8                                        1999            1998
                                                ----            ----
Revenues:
 Interest Income                               $    11,767    $    11,469
                                               -----------    -----------
Expenses:
 Asset Management Fee-General Partner               22,983         23,047
 General and Administrative:
  General Partner                                    3,412          2,567
  Other                                              2,181          2,311
 Amortization                                        3,260          3,853
                                               -----------    -----------
  Total Expenses                                    31,836         31,778
                                               -----------    -----------
Loss Before Equity in Losses
 of Project Partnerships                           (20,069)       (20,309)
Equity in Losses of Project
 Partnerships                                     (305,211)      (257,130)
                                                ----------     ----------
Net Loss                                       $  (325,280)   $  (277,439)
                                               ===========    ===========
Allocation of Net Loss:
 Limited Partners                              $  (322,027)   $  (274,665)
 General Partners                                   (3,253)        (2,774)
                                               -----------    -----------
                                               $  (325,280)   $  (277,439)
                                               ===========    ===========
Net Loss Per Number of Limited
Partnership Units                              $    (22.60)   $    (27.52)
                                              ============   ============
Number of Limited Partnership Units
Outstanding                                          9,980          9,980
                                              ============   ============


              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED DECEMBER 31,
                                (Unaudited)

SERIES 9                                        1999            1998
                                                ----            ----
Revenues:
 Interest Income                                $     6,468   $     6,235
                                                -----------   -----------
Expenses:
 Asset Management Fee-General Partner                12,615        12,648
 General and Administrative:
  General Partner                                     1,904         1,433
  Other                                               1,036         1,490
 Amortization                                         1,743         1,743
                                                -----------   -----------
  Total Expenses                                     17,298        17,314
                                                -----------   -----------
Loss Before Equity in Losses
 of Project Partnerships                            (10,830)      (11,079)
Equity in Losses of Project
 Partnerships                                      (235,852)     (169,947)
                                                 ----------    ----------
Net Loss                                        $  (246,682)  $  (181,026)
                                                ===========   ===========
Allocation of Net Loss:
 Limited Partners                               $  (244,215)  $  (179,216)
 General Partners                                    (2,467)       (1,810)
                                                -----------   -----------
                                                $  (246,682)  $  (181,026)
                                                ===========   ===========
Net Loss Per Number of Limited
Partnership Units                               $    (39.05)  $    (28.66)
                                               ============  ============
Number of Limited Partnership Units
Outstanding                                           6,254         6,254
                                               ============  ============


              See accompanying notes to financial statements.


                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED DECEMBER 31,
                                (Unaudited)
SERIES 10                                       1999            1998
                                                ----            ----
Revenues:
 Interest Income                               $     6,364    $     6,119
                                               -----------    -----------
Expenses:
 Asset Management Fee-General Partner                8,607          8,525
 General and Administrative:
  General Partner                                    1,190            896
  Other                                              1,118          1,021
 Amortization                                        1,406          1,406
                                               -----------    -----------
  Total Expenses                                    12,321         11,848
                                               -----------    -----------
Loss Before Equity in Losses
 of Project Partnerships                            (5,957)        (5,729)
Equity in Losses of Project
 Partnerships                                      (86,124)      (155,972)
                                                ----------     ----------
Net Loss                                       $   (92,081)   $  (161,701)
                                               ===========    ===========
Allocation of Net Loss:
 Limited Partners                              $   (91,160)   $  (160,084)
 General Partners                                     (921)        (1,617)
                                               -----------    -----------
                                               $   (92,081)   $  (161,701)
                                               ===========    ===========
Net Loss Per Number of Limited
Partnership Units                              $    (10.90)   $    (31.74)
                                              ============   ============
Number of Limited Partnership Units
Outstanding                                          5,043          5,043
                                              ============   ============


              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED DECEMBER 31,
                                (Unaudited)
SERIES 11                                       1999            1998
                                                ----            ----
Revenues:
 Interest Income                                $     7,015   $     6,778
                                                -----------   -----------
Expenses:
 Asset Management Fee-General Partner                 6,930         6,820
 General and Administrative:
  General Partner                                       953           717
  Other                                                 775         1,116
 Amortization                                         2,074         2,074
                                                -----------   -----------
  Total Expenses                                     10,732        10,727
                                                -----------   -----------
Loss Before Equity in Losses
 of Project Partnerships                             (3,717)       (3,949)
Equity in Losses of Project
 Partnerships                                      (135,064)      (33,849)
                                                 ----------    ----------
Net Loss                                        $  (138,781)   $  (37,798)
                                                ===========   ===========
Allocation of Net Loss:
 Limited Partners                               $  (137,394)   $  (37,420)
 General Partners                                    (1,387)         (378)
                                                -----------   -----------
                                                $  (138,781)   $  (37,798)
                                                ===========   ===========
Net Loss Per Number of Limited
Partnership Units                               $    (26.80)   $    (7.30)
                                               ============  ============
Number of Limited Partnership Units
Outstanding                                           5,127         5,127
                                               ============  ============


              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED DECEMBER 31,
                                (Unaudited)

TOTAL SERIES 7 - 11                             1999            1998
                                                ----            ----
Revenues:
 Interest Income                                $    42,758   $    41,501
                                                -----------   -----------
Expenses:
 Asset Management Fee-General Partner                73,187        73,148
 General and Administrative:
  General Partner                                    10,554         7,941
  Other                                               7,166         8,135
 Amortization                                        12,851        14,627
                                                -----------   -----------
  Total Expenses                                    103,758       103,851
                                                -----------   -----------
Loss Before Equity in Losses
 of Project Partnerships                            (61,000)      (62,350)
Equity in Losses of Project
 Partnerships                                      (970,869)     (830,709)
                                                 ----------    ----------
Net Loss                                        $(1,031,869)  $  (893,059)
                                                ===========   ===========
Allocation of Net Loss:
 Limited Partners                               $(1,021,551)  $  (884,128)
 General Partners                                   (10,318)       (8,931)
                                                -----------   -----------
                                                $(1,031,869)  $  (893,059)
                                                ===========   ===========

              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED DECEMBER 31,
                                (Unaudited)

SERIES 7                                        1999            1998
                                                ----            ----
Revenues:
 Interest Income                               $    32,649    $    33,471
                                               -----------    -----------
Expenses:
 Asset Management Fee-General Partner               66,156         66,324
 General and Administrative:
  General Partner                                   11,140         10,344
  Other                                             14,063         13,717
 Amortization                                       13,104         16,653
                                               -----------    -----------
  Total Expenses                                   104,463        107,038
                                               -----------    -----------
Loss Before Equity in Losses
 of Project Partnerships                           (71,814)       (73,567)
Equity in Losses of Project
 Partnerships                                     (612,827)      (706,312)
                                                ----------     ----------
Net Loss                                       $  (684,641)   $  (779,879)
                                               ===========    ===========
Allocation of Net Loss:
 Limited Partners                              $  (677,795)   $  (772,080)
 General Partners                                   (6,846)        (7,799)
                                               -----------    -----------
                                               $  (684,641)   $  (779,879)
                                               ===========    ===========
Net Loss Per Number of Limited
Partnership Units                              $    (65.20)   $    (74.27)
                                              ============   ============
Number of Limited Partnership Units
Outstanding                                         10,395         10,395
                                              ============   ============

              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED DECEMBER 31,
                                (Unaudited)
SERIES 8                                        1999            1998
                                                ----            ----
Revenues:
 Interest Income                               $    34,127    $    35,311
                                               -----------    -----------
Expenses:
 Asset Management Fee-General Partner               68,949         69,141
 General and Administrative:
  General Partner                                   12,282         11,405
  Other                                             15,214         15,280
 Amortization                                        9,780         10,198
                                               -----------    -----------
  Total Expenses                                   106,225        106,024
                                               -----------    -----------
Loss Before Equity in Losses
 of Project Partnerships                           (72,098)       (70,713)
Equity in Losses of Project
 Partnerships                                     (743,689)      (787,863)
                                                ----------     ----------
Net Loss                                       $  (815,787)   $  (858,576)
                                               ===========    ===========
Allocation of Net Loss:
 Limited Partners                              $  (807,629)   $  (849,990)
 General Partners                                   (8,158)        (8,586)
                                               -----------    -----------
                                               $  (815,787)   $  (858,576)
                                               ===========    ===========
Net Loss Per Number of Limited
Partnership Units                              $    (80.92)   $    (85.17)
                                              ============   ============
Number of Limited Partnership Units
Outstanding                                          9,980          9,980
                                              ============   ============

              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED DECEMBER 31,
                                (Unaudited)

SERIES 9                                        1999            1998
                                                ----            ----
Revenues:
 Interest Income                                $    18,842   $    19,061
                                                -----------   -----------
Expenses:
 Asset Management Fee-General Partner                37,845        37,944
 General and Administrative:
  General Partner                                     6,855         6,366
  Other                                               8,511         8,611
 Amortization                                         5,229         5,229
                                                -----------   -----------
  Total Expenses                                     58,440        58,150
                                                -----------   -----------
Loss Before Equity in Losses
 of Project Partnerships                            (39,598)      (39,089)
Equity in Losses of Project
 Partnerships                                      (539,492)     (428,031)
                                                 ----------    ----------
Net Loss                                        $  (579,090)  $  (467,120)
                                                ===========   ===========
Allocation of Net Loss:
 Limited Partners                               $  (573,299)  $  (462,449)
 General Partners                                    (5,791)       (4,671)
                                                -----------   -----------
                                                $  (579,090)  $  (467,120)
                                                ===========   ===========
Net Loss Per Number of Limited
Partnership Units                               $    (91.67)  $    (73.94)
                                               ============  ============
Number of Limited Partnership Units
Outstanding                                           6,254         6,254
                                               ============  ============

              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED DECEMBER 31,
                                (Unaudited)
SERIES 10                                       1999            1998
                                                ----            ----
Revenues:
 Interest Income                               $    18,492    $    18,821
                                               -----------    -----------
Expenses:
 Asset Management Fee-General Partner               25,821         25,575
 General and Administrative:
  General Partner                                    4,284          3,979
  Other                                              6,209          5,995
 Amortization                                        4,218          4,218
                                               -----------    -----------
  Total Expenses                                    40,532         39,767
                                               -----------    -----------
Loss Before Equity in Losses
 of Project Partnerships                           (22,040)       (20,946)
Equity in Losses of Project
 Partnerships                                     (237,426)      (276,224)
                                                ----------     ----------
Net Loss                                       $  (259,466)   $  (297,170)
                                               ===========    ===========
Allocation of Net Loss:
 Limited Partners                              $  (256,871)   $  (294,198)
 General Partners                                   (2,595)        (2,972)
                                               -----------    -----------
                                               $  (259,466)   $  (297,170)
                                               ===========    ===========
Net Loss Per Number of Limited
Partnership Units                              $    (50.94)   $    (58.34)
                                              ============   ============
Number of Limited Partnership Units
Outstanding                                          5,043          5,043
                                              ============   ============

              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED DECEMBER 31,
                                (Unaudited)
SERIES 11                                       1999            1998
                                                ----            ----
Revenues:
 Interest Income                                $    20,433   $    20,682
                                                -----------   -----------
Expenses:
 Asset Management Fee-General Partner                20,790        20,460
 General and Administrative:
  General Partner                                     3,428         3,183
  Other                                               5,321         5,481
 Amortization                                         6,222         6,222
                                                -----------   -----------
  Total Expenses                                     35,761        35,346
                                                -----------   -----------
Loss Before Equity in Losses
 of Project Partnerships                            (15,328)      (14,664)
Equity in Losses of Project
 Partnerships                                      (203,917)      (75,935)
                                                 ----------    ----------
Net Loss                                        $  (219,245)  $   (90,599)
                                                ===========   ===========
Allocation of Net Loss:
 Limited Partners                               $  (217,053)  $   (89,693)
 General Partners                                    (2,192)         (906)
                                                -----------   -----------
                                                $  (219,245)  $   (90,599)
                                                ===========   ===========
Net Loss Per Number of Limited
Partnership Units                               $    (42.34)  $    (17.49)
                                               ============  ============
Number of Limited Partnership Units
Outstanding                                           5,127         5,127
                                               ============  ============


              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED DECEMBER 31,
                                (Unaudited)

TOTAL SERIES 7 - 11                             1999            1998
                                                ----            ----
Revenues:
 Interest Income                                $   124,543   $   127,346
                                                -----------   -----------
Expenses:
 Asset Management Fee-General Partner               219,561       219,444
 General and Administrative:
  General Partner                                    37,989        35,277
  Other                                              49,318        49,084
 Amortization                                        38,553        42,520
                                                -----------   -----------
  Total Expenses                                    345,421       346,325
                                                -----------   -----------
Loss Before Equity in Losses
 of Project Partnerships                           (220,878)     (218,979)
Equity in Losses of Project
 Partnerships                                    (2,337,351)   (2,274,365)
                                                 ----------    ----------
Net Loss                                        $(2,558,229)  $(2,493,344)
                                                ===========   ===========
Allocation of Net Loss:
 Limited Partners                               $(2,532,647)  $(2,468,411)
 General Partners                                   (25,582)      (24,933)
                                                -----------   -----------
                                                $(2,558,229)  $(2,493,344)
                                                ===========   ===========


              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

           FOR THE NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998:



                                Limited         General
SERIES 7                        Partners        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1998       $ 4,024,753    $   (51,546)     $ 3,973,207

Net Loss                           (772,080)        (7,799)        (779,879)
                                -----------     -----------     -----------

Balance at December 31,1998     $ 3,252,673    $   (59,345)     $ 3,193,328
                               ============    ============    ============


Balance at March 31, 1999       $ 3,220,449    $   (59,670)     $ 3,160,779

Net Loss                           (677,795)        (6,846)        (684,641)
                                -----------     -----------     -----------

Balance at December 31,1999      $2,542,654    $   (66,516)     $ 2,476,138
                               ============    ============    ============


              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

           FOR THE NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998:



                                Limited         General
SERIES 8                        Partners        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1998       $ 4,177,520    $   (46,313)     $ 4,131,207

Net Loss                           (849,990)        (8,586)        (858,576)
                                -----------     -----------     -----------

Balance at December 31, 1998    $ 3,327,530    $   (54,899)     $ 3,272,631
                               ============    ============    ============


Balance at March 31, 1999       $ 3,132,833    $   (56,866)     $ 3,075,967

Net Loss                           (807,629)        (8,158)        (815,787)
                                -----------     -----------     -----------

Balance at December 31, 1999    $ 2,325,204     $  (65,024)     $ 2,260,180
                               ============    ============    ============


              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

           FOR THE NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998:



                                Limited         General
SERIES 9                        Partners        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1998       $ 3,670,140    $   (18,319)     $ 3,651,821

Net Loss                           (462,449)        (4,671)        (467,120)
                                -----------     -----------     -----------

Balance at December 31, 1998    $ 3,207,691    $   (22,990)     $ 3,184,701
                               ============    ============    ============


Balance at March 31, 1999       $ 3,105,611    $   (24,021)     $ 3,081,590

Net Loss                           (573,299)        (5,791)        (579,090)
                                -----------     -----------     -----------

Balance at December 31, 1999    $ 2,532,312    $   (29,812)     $ 2,502,500
                               ============    ============    ============


              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

           FOR THE NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998:



                                Limited         General
SERIES 10                       Partners        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1998       $ 3,716,198    $    (7,089)     $ 3,709,109

Net Loss                           (294,198)        (2,972)        (297,170)
                                -----------     -----------     -----------

Balance at December 31, 1998    $ 3,422,000    $   (10,061)     $ 3,411,939
                               ============    ============    ============


Balance at March 31, 1999       $ 3,454,065    $    (9,737)     $ 3,444,328

Net Loss                           (256,871)        (2,595)        (259,466)
                                -----------     -----------     -----------

Balance at December 31, 1999    $ 3,197,194    $   (12,332)     $ 3,184,862
                               ============    ============    ============


              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

           FOR THE NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998:



                                Limited         General
SERIES 11                       Partners        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1998       $ 4,271,126    $    (3,313)     $ 4,267,813

Net Loss                            (89,693)          (906)         (90,599)
                                -----------     -----------     -----------

Balance at December 31, 1998    $ 4,181,433    $    (4,219)     $ 4,177,214
                               ============    ============    ============


Balance at March 31, 1999       $ 4,120,106    $    (4,838)     $ 4,115,268

Net Loss                           (217,053)        (2,192)        (219,245)
                                -----------     -----------     -----------

Balance at December 31, 1999    $ 3,903,053     $   (7,030)     $ 3,896,023
                               ============    ============    ============


              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

           FOR THE NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998:



                                Limited         General
TOTAL SERIES 7 - 11             Partners        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1998       $19,859,737    $  (126,580)     $19,733,157

Net Loss                         (2,468,411)       (24,933)      (2,493,344)
                                -----------     -----------     -----------

Balance at December 31, 1998    $17,391,326    $  (151,513)     $17,239,813
                               ============    ============    ============


Balance at March 31, 19999      $17,033,064    $  (155,132)     $16,877,932

Net Loss                         (2,532,647)       (25,582)      (2,558,229)
                                -----------     -----------     -----------

Balance at December 31, 1999    $14,500,417     $ (180,714)     $14,319,703
                               ============    ============    ============


              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED DECEMBER 31,
                                (Unaudited)

SERIES 7                                         1999           1998
--------                                         ----           ----
Cash Flows from Operating Activities:
  Net Income (Loss)                             $  (684,641)  $  (779,879)
  Adjustments to Reconcile Net Loss to Net
  Cash Provided by (Used in) Operating
  Activities:
   Amortization                                      13,104        16,653
   Accreted Interest Income on Investments
   in Securities                                    (22,948)      (23,585)
   Equity in Losses of Project Partnerships         612,827       706,312
   Changes in Operating Assets and
   Liabilities:
    Increase in Payable to General Partners          21,497        17,789
                                                -----------   -----------
     Net Cash Used in Operating Activities          (60,161)      (62,710)
                                                -----------   -----------
Cash Flows from Investing Activities:
   Distributions Received from Project
   Partnerships                                      20,133        19,600
                                                -----------   -----------
     Net Cash Provided by (Used in)
     Investing Activities                            20,133        19,600
                                                -----------   -----------
Increase (Decrease) in Cash and Cash
Equivalents                                         (40,028)      (43,110)
Cash and Cash Equivalents at Beginning of
Year                                                299,313       286,106
                                                -----------   -----------
Cash and Cash Equivalents at End of Year        $   259,285   $   242,996
                                                ===========   ===========

              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED DECEMBER 31,
                                (Unaudited)
SERIES 8                                         1999           1998
--------                                         ----           ----
Cash Flows from Operating Activities:
  Net Income (Loss)                             $  (815,787)  $  (858,576)
  Adjustments to Reconcile Net Loss to Net
  Cash Provided by (Used in) Operating
  Activities:
   Amortization                                       9,780        10,198
   Accreted Interest Income on Investments
   in Securities                                    (20,587)      (21,128)
   Equity in Losses of Project Partnership          743,689       787,863
   Changes in Operating Assets and
   Liabilities:
    Increase in Payable to General Partners          25,028        22,000
                                                -----------   -----------
     Net Cash Used in Operating Activities          (57,877)      (59,643)
                                                -----------   -----------
Cash Flows from Investing Activities:
   Distributions Received from Project
   Partnerships                                      14,668        10,080
                                                -----------   -----------
     Net Cash Provided by (Used in)
     Investing Activities                            14,668        10,080
                                                -----------   -----------
Increase (Decrease) in Cash and Cash
Equivalents                                         (43,209)      (49,563)
Cash and Cash Equivalents at Beginning of
Year                                                411,602       410,727
                                                -----------   -----------
Cash and Cash Equivalents at End of Year         $  368,393    $  361,164
                                                ===========   ===========

              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED DECEMBER 31,
                                (Unaudited)
SERIES 9                                         1999           1998
--------                                         ----           ----
Cash Flows from Operating Activities:
  Net Income (Loss)                             $  (579,090)  $  (467,120)
  Adjustments to Reconcile Net Loss to Net
  Cash Provided by (Used in) Operating
  Activities:
   Amortization                                       5,229         5,229
   Accreted Interest Income on Investments
   in Securities                                    (12,421)      (12,789)
   Equity in Losses of Project Partnerships         539,492       428,031
   Changes in Operating Assets and
   Liabilities:
    Increase in Payable to General Partners          18,287        17,186
                                                -----------   -----------
     Net Cash Used in Operating Activities          (28,503)      (29,463)
                                                -----------   -----------
Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships                                        7,990        10,629

     Net Cash Provided by (Used in)             -----------   -----------
     Investing Activities                             7,990        10,629
                                                -----------   -----------
Increase (Decrease) in Cash and Cash
Equivalents                                         (20,513)      (18,837)
Cash and Cash Equivalents at Beginning of
Year                                                195,618       180,104
                                                -----------   -----------
Cash and Cash Equivalents at End of Year        $   175,105   $   161,270
                                                ===========   ===========

              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED DECEMBER 31,
                                (Unaudited)
SERIES 10                                        1999           1998
--------                                         ----           ----
Cash Flows from Operating Activities:
  Net Income (Loss)                             $  (259,466)  $  (297,170)
  Adjustments to Reconcile Net Loss to Net
  Cash Provided by (Used in) Operating
  Activities:
   Amortization                                       4,218         4,218
   Accreted Interest Income on Investments
   in Securities                                    (11,482)      (11,783)
   Equity in Losses of Project Partnerships         237,426       276,224
   Changes in Operating Assets and
   Liabilities:
    Increase in Payable to General Partners          (3,042)       (4,128)
                                                -----------   -----------
     Net Cash Used in Operating Activities          (32,346)      (32,639)
                                                -----------   -----------
Cash Flows from Investing Activities:
   Distributions Received from Project
   Partnerships                                       5,161         7,217
                                                -----------   -----------
     Net Cash Provided by (Used in)
     Investing Activities                             5,161         7,217
                                                -----------   -----------
Increase (Decrease) in Cash and Cash
Equivalents                                         (27,185)      (25,422)
Cash and Cash Equivalents at Beginning of
Year                                                216,566       202,435
                                                -----------   -----------
Cash and Cash Equivalents at End of Year        $   189,381   $   177,013
                                                ===========   ===========

              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED DECEMBER 31,
                                (Unaudited)
SERIES 11                                        1999           1998
--------                                         ----           ----
Cash Flows from Operating Activities:
  Net Income (Loss)                              $ (219,245)  $   (90,599)
  Adjustments to Reconcile Net Loss to Net
  Cash Provided by (Used in) Operating
  Activities:
   Amortization                                       6,222         6,222
   Accreted Interest Income on Investments
   in Securities                                    (13,280)      (13,458)
   Equity in Losses of Project Partnerships         203,917        75,935
   Changes in Operating Assets and
   Liabilities:
    Increase in Payable to General Partners          (9,729)       (5,022)
                                                -----------   -----------
     Net Cash Used in Operating Activities          (32,115)      (26,922)
                                                -----------   -----------
Cash Flows from Investing Activities:
   Distributions Received from Project
   Partnerships                                       3,296         5,587
                                                -----------   -----------
     Net Cash Provided by (Used in)
     Investing Activities                             3,296         5,587
                                                -----------   -----------
Increase (Decrease) in Cash and Cash
Equivalents                                         (28,819)      (21,335)
Cash and Cash Equivalents at Beginning of
Year                                                223,024       208,198
                                                -----------   -----------
Cash and Cash Equivalents at End of Year        $   194,205   $   186,863
                                                ===========   ===========

              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED DECEMBER 31,
                                (Unaudited)
TOTAL SERIES 7 - 11                              1999           1998
-------------------                              ----           ----
Cash Flows from Operating Activities:
  Net Income (Loss)                             $(2,558,229)  $(2,493,344)
  Adjustments to Reconcile Net Loss to Net
  Cash Provided by (Used in) Operating
  Activities:
   Amortization                                      38,553        42,520
   Accreted Interest Income on Investments
   in Securities                                    (80,718)      (82,743)
   Equity in Losses of Project Partnerships       2,337,351     2,274,365
   Changes in Operating Assets and
   Liabilities:
    Increase in Payable to General Partners          52,041        47,825
                                                -----------   -----------
     Net Cash Used in Operating Activities         (211,002)     (211,377)
                                                -----------   -----------
Cash Flows from Investing Activities:
   Distributions Received from Project
   Partnerships                                      51,248        53,113
                                                -----------   -----------
     Net Cash Provided by (Used in)
     Investing Activities                            51,248        53,113
                                                -----------   -----------
Increase (Decrease) in Cash and Cash
Equivalents                                        (159,754)     (158,264)
Cash and Cash Equivalents at Beginning of
Year                                              1,346,123     1,287,570
                                                -----------   -----------
Cash and Cash Equivalents at End of Year        $ 1,186,369   $ 1,129,306
                                                ===========   ===========

              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                       NOTES TO FINANCIAL STATEMENTS

                             DECEMBER 31, 1999

NOTE 1 - ORGANIZATION:

   Gateway Tax Credit Fund III Ltd. ("Gateway"), a Florida Limited Partnership, was formed October 17, 1991 under the laws of Florida. Gateway offered its limited partnership interests in Series. The first Series for Gateway is Series 7. Operations commenced on July 16, 1992 for Series 7, January 4, 1993 for Series 8, September 30, 1993 for Series 9, January 21, 1994 for Series 10 and April 29, 1994 for Series 11. Each Series invests, as a limited partner, in other limited partnerships ("Project Partnerships"), each of which owns and operates apartment complexes eligible for Low-Income Housing Tax Credits ("Tax Credits"), provided for in Section 42 of the Internal Revenue Code of 1986. Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the Limited Partnership Agreement. As of December 31, 1999, Gateway had received capital contributions of $1,000 from the General Partners and $36,799,000 from the investor Limited Partners.

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

NOTE 3 - INVESTMENT IN SECURITIES:

  The December 31, 1999 Balance Sheet includes Investment in Securities consisting of U.S. Treasury Security Strips which represents their cost, plus accreted interest income of $180,629 for Series 7, $155,244 for Series 8, $87,263 for Series 9, $75,242 for Series 10 and $84,351 for Series 11.

                                                          Gross Unrealized
                   Estimated Market       Cost Plus          Gains and
                         Value        Accreted Interest       (Losses)
                   -----------------  -----------------   ----------------
Series 7                  $  467,709         $  455,973           $  11,736
Series 8                     435,816            431,418               4,398
Series 9                     282,010            287,328              (5,318)
Series 10                    235,116            232,412               2,704
Series 11                    262,843            252,674              10,169

 As of December 31, 1999, the cost and accreted interest of debt securities by contractual maturities is as follows:

                                  Series 7       Series 8       Series 9
                                  --------       --------       --------
Due with 1 year                    $   52,767     $   47,777     $   30,862
After 1 year through 5 years          208,488        195,241        118,653
After 5 years through 10 years        194,718        188,400        137,813
Over 10 years                               0              0              0
                                   ----------     ----------     ----------
  Total Amount Carried on
Balance Sheet                      $  455,973     $  431,418     $  287,328
                                   ==========     ==========     ==========


                                 Series 10      Series 11        Total
                                  --------       --------       --------
Due with 1 year                    $   23,931     $   23,882     $  179,219
After 1 year through 5 years           89,728         96,323        708,433
After 5 years through 10 years         99,146        111,984        732,061
Over 10 years                          19,607         20,485         40,092
                                   ----------     ----------     ----------
  Total Amount Carried on
Balance Sheet                      $  232,412     $  252,674     $1,659,805
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

  For the nine months ended December 31, 1999 and 1998 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

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

                         1999           1998
                        -----          -----
 Series 7            $ 66,156       $ 66,324
 Series 8              68,949         69,141
 Series 9              37,845         37,944
 Series 10             25,821         25,575
 Series 11             20,790         20,460
                     --------       --------
 Total               $219,561       $219,444
                     ========       ========

  General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an
accountable   basis.   This  expense  is  included  in  the  Statement   of
Operations.

 Series 7           $  11,140      $  10,344
 Series 8              12,282         11,405
 Series 9               6,855          6,366
 Series 10              4,284          3,979
 Series 11              3,428          3,183
                     --------       --------
 Total               $ 37,989       $ 35,277
                     ========       ========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of December 31, 1999, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 39 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

  The following is a summary of Investments in Project Partnerships as of:

SERIES 7                                      DECEMBER 31,     MARCH 31,
                                                  1999           1999
                                             --------------   -----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships       $ 7,732,089     $ 7,732,089

Cumulative equity in losses of Project
Partnerships (1)                                 (6,114,474)     (5,501,647)

Cumulative distributions received from
Project Partnerships                               (151,824)       (131,691)
                                                -----------     -----------
Investment in Project Partnerships before
adjustment                                        1,465,791       2,098,751


Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      793,335         793,335
 Accumulated amortization of acquisition
fees and expenses                                  (155,686)       (142,581)
                                               ------------    ------------

Investments in Project Partnerships             $ 2,103,440     $ 2,749,505
                                               ============    ============


(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $473,057 for the period ended December 31, 1999 and cumulative suspended losses of $253,695 for the year ended March 31, 1999 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of December 31, 1999, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 43 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

  The following is a summary of Investments in Project Partnerships as of:

SERIES 8                                      DECEMBER 31,     MARCH 31,
                                                  1999           1999
                                             --------------   -----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships       $ 7,586,105     $ 7,586,105

Cumulative equity in losses of Project
Partnerships (1)                                 (6,075,884)     (5,332,195)

Cumulative distributions received from
Project Partnerships                               (118,873)       (104,205)
                                                -----------     -----------
Investment in Project Partnerships before
adjustment                                        1,391,348       2,149,705


Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      549,773         549,773
 Accumulated amortization of acquisition
fees and expenses                                   (96,684)        (86,904)
                                               ------------    ------------

Investments in Project Partnerships             $ 1,844,437     $ 2,612,574
                                               ============    ============


(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $415,303 for the period ended December 31, 1999 and cumulative suspended losses of $248,712 for the year ended March 31, 1999 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of December 31, 1999, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 24 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

  The following is a summary of Investments in Project Partnerships as of:

SERIES 9                                      DECEMBER 31,     MARCH 31,
                                                  1999           1999
                                             --------------   -----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships       $ 4,914,116     $ 4,914,116

Cumulative equity in losses of Project
Partnerships (1)                                 (2,768,667)     (2,229,175)

Cumulative distributions received from
Project Partnerships                                (81,429)        (73,439)
                                                -----------      ----------
Investment in Project Partnerships before
adjustment                                        2,064,020       2,611,502

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      244,087         244,087
 Accumulated amortization of acquisition
fees and expenses                                   (42,164)        (36,936)
                                               ------------    ------------

Investments in Project Partnerships             $ 2,265,943     $ 2,818,653
                                               ============    ============


(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $0 for the period ended December 31, 1999 and cumulative suspended losses of $0 for the year ended March 31, 1999 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of December 31, 1999, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 15 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

  The following is a summary of Investments in Project Partnerships as of:

SERIES 10                                     DECEMBER 31,     MARCH 31,
                                                  1999           1999
                                             --------------   -----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships       $ 3,914,672     $ 3,914,672

Cumulative equity in losses of Project
Partnerships (1)                                 (1,150,004)       (912,578)

Cumulative distributions received from
Project Partnerships                                (88,487)        (83,326)
                                                -----------      ----------
Investment in Project Partnerships before
adjustment                                        2,676,181       2,918,768


Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      196,738         196,738
 Accumulated amortization of acquisition
fees and expenses                                   (33,234)        (29,014)
                                              -------------    ------------

Investments in Project Partnerships             $ 2,839,685     $ 3,086,492
                                              =============    ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $0 for the period ended December 31, 1999 and cumulative suspended losses of $0 for the year ended March 31, 1999 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of December 31, 1999, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 12 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

  The following is a summary of Investments in Project Partnerships as of:

SERIES 11                                     DECEMBER 31,     MARCH 31,
                                                  1999           1999
                                             --------------   -----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships       $ 4,128,042     $ 4,128,042

Cumulative equity in losses of Project
Partnerships (1)                                   (822,762)       (618,845)

Cumulative distributions received from
Project Partnerships                                (66,779)        (63,483)
                                                -----------     -----------
Investment in Project Partnerships before
adjustment                                        3,238,501       3,445,714

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      290,335         290,335
 Accumulated amortization of acquisition
fees and expenses                                   (40,978)        (34,754)
                                               ------------     -----------

Investments in Project Partnerships             $ 3,487,858     $ 3,701,295
                                              =============   =============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $0 for the period December 31, 1999 and cumulative suspended losses of $0 for the year ended March 31, 1999 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):



  The following is a summary of Investments in Project Partnerships as of:

TOTAL SERIES 7 - 11                           DECEMBER 31,     MARCH 31,
                                                  1999           1999
                                             --------------   -----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships       $28,275,024     $28,275,024

Cumulative equity in losses of Project
Partnerships (1)                                (16,931,791)    (14,594,440)

Cumulative distributions received from
Project Partnerships                               (507,392)       (456,144)
                                               ------------     -----------
Investment in Project Partnerships before
adjustment                                       10,835,841      13,224,440

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                    2,074,268       2,074,268
 Accumulated amortization of acquisition
fees and expenses                                  (368,746)       (330,189)
                                               ------------    ------------

Investments in Project Partnerships             $12,541,363     $14,968,519
                                               ============   =============

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of September 30, of each year:
                                                  1999          1998
SERIES 7                                          ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                                $ 3,274,796   $ 2,995,833
  Investment properties, net                     35,485,091    36,860,307
  Other assets                                       26,615         6,884
                                               ------------  ------------
    Total assets                                $38,786,502   $39,863,024
                                               ============  ============
Liabilities and Partners' Equity:
  Current liabilities                           $ 1,193,548   $ 1,032,783
  Long-term debt                                 36,681,296    36,833,524
                                               ------------  ------------
    Total liabilities                            37,874,844    37,866,307
                                               ------------  ------------
Partners' equity
  Limited Partner                                   959,086     1,974,116
  General Partners                                  (47,428)       22,601
                                                -----------   -----------
    Total Partners' equity                          911,658     1,996,717
                                                -----------   -----------
    Total liabilities and partners' equity      $38,786,502   $39,863,024
                                               ============  ============
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                         $ 3,330,475   $ 2,960,608
Expenses:                                      ------------  ------------
  Operating expenses                              2,042,674     1,851,193
  Interest expense                                  985,831       683,784
  Depreciation and amortization                   1,142,568     1,170,224
                                               ------------  ------------
    Total expenses                                4,171,073     3,705,201
                                               ------------  ------------
      Net loss                                  $  (840,598)  $  (744,593)
                                               ============  ============
Other partners' share of net loss               $    (8,406)  $    (7,446)
                                               ============  ============
Partnerships' share of net loss                 $  (832,192)  $  (737,147)
Suspended losses                                    219,365        30,835
                                               ------------  ------------
Equity in Losses of Project Partnerships        $  (612,827)  $  (706,312)
                                               ============  ============

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of September 30, of each year:
                                                  1999          1998
SERIES 8                                          ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                                $ 2,765,258   $ 2,543,207
  Investment properties, net                     38,055,197    39,606,503
  Other assets                                       46,215        49,859
                                               ------------  ------------
    Total assets                                $40,866,670   $42,199,569
                                               ============  ============
Liabilities and Partners' Equity:
  Current liabilities                           $ 1,300,671   $ 1,210,173
  Long-term debt                                 38,688,206    38,844,252
                                               ------------  ------------
    Total liabilities                            39,988,877    40,054,425
                                               ------------  ------------
Partners' equity
  Limited Partner                                 1,028,575     2,258,796
  General Partners                                 (150,782)     (113,652)
                                                -----------   -----------
    Total Partners' equity                          877,793     2,145,144
                                                -----------   -----------
    Total liabilities and partners' equity      $40,866,670   $42,199,569
                                               ============  ============
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                         $ 3,184,330   $ 3,027,162
Expenses:                                      ------------  ------------
  Operating expenses                              2,061,475     1,909,969
  Interest expense                                  839,299       736,831
  Depreciation and amortization                   1,205,100     1,219,861
                                               ------------  ------------
    Total expenses                                4,105,874     3,866,661
                                               ------------  ------------
      Net loss                                  $  (921,544)  $  (839,499)
                                               ============  ============
Other partners' share of net loss               $   (11,264)  $    (8,395)
                                               ============  ============
Partnerships' share of net loss                 $  (910,280)  $  (831,104)
Suspended losses                                    166,591        43,241
                                               ------------  ------------
Equity in Losses of Project Partnerships        $  (743,689)  $  (787,863)
                                               ============  ============

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of September 30, of each year:
                                                  1999          1998
SERIES 9                                          ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                                $ 1,761,152   $ 1,622,538
  Investment properties, net                     21,142,550    21,987,585
  Other assets                                        4,756         8,552
                                               ------------  ------------
    Total assets                                $22,908,458   $23,618,675
                                               ============  ============
Liabilities and Partners' Equity:
  Current liabilities                           $   480,417   $   418,611
  Long-term debt                                 20,494,619    20,575,863
                                               ------------  ------------
    Total liabilities                            20,975,036    20,994,474
                                               ------------  ------------
Partners' equity
  Limited Partner                                 2,055,953     2,710,554
  General Partners                                 (122,531)      (86,353)
                                                -----------   -----------
    Total Partners' equity                        1,933,422     2,624,201
                                                -----------   -----------
    Total liabilities and partners' equity      $22,908,458   $23,618,675
                                               ============  ============
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                         $ 1,647,668   $ 1,588,594
Expenses:                                      ------------  ------------
  Operating expenses                              1,075,868       961,715
  Interest expense                                  452,023       383,094
  Depreciation and amortization                     664,719       676,140
                                               ------------  ------------
    Total expenses                                2,192,610     2,020,949
                                               ------------  ------------
      Net loss                                  $  (544,942)  $  (432,355)
                                               ============  ============
Other partners' share of net loss               $    (5,450)  $    (4,324)
                                               ============  ============
Partnerships' share of net loss                 $  (539,492)  $  (428,031)
Suspended losses                                          0             0
                                               ------------  ------------
Equity in Losses of Project Partnerships        $  (539,492)  $  (428,031)
                                               ============  ============

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of September 30, of each year:
                                                  1999          1998
SERIES 10                                         ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                                $ 1,396,010   $ 1,261,888
  Investment properties, net                     14,885,171    15,345,920
  Other assets                                        4,225        13,962
                                               ------------  ------------
    Total assets                                $16,285,406   $16,621,770
                                               ============  ============
Liabilities and Partners' Equity:
  Current liabilities                           $   358,885   $   325,022
  Long-term debt                                 13,411,288    13,477,037
                                               ------------  ------------
    Total liabilities                            13,770,173    13,802,059
                                               ------------  ------------
Partners' equity
  Limited Partner                                 2,675,345     2,904,977
  General Partners                                 (160,112)      (85,266)
                                                -----------   -----------
    Total Partners' equity                        2,515,233     2,819,711
                                                -----------   -----------
    Total liabilities and partners' equity      $16,285,406   $16,621,770
                                               ============  ============
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                         $ 1,063,871   $ 1,063,786
Expenses:                                      ------------  ------------
  Operating expenses                                702,532       692,735
  Interest expense                                  234,082       270,405
  Depreciation and amortization                     368,340       379,660
                                               ------------  ------------
    Total expenses                                1,304,954     1,342,800
                                               ------------  ------------
      Net loss                                  $  (241,083)  $  (279,014)
                                               ============  ============
Other partners' share of net loss               $    (3,657)  $    (2,790)
                                               ============  ============
Partnerships' share of net loss                 $  (237,426)  $  (276,224)
Suspended losses                                          0             0
                                               ------------  ------------
Equity in Losses of Project Partnerships        $  (237,426)  $  (276,224)
                                               ============  ============

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of September 30, of each year:
                                                  1999          1998
SERIES 11                                         ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                                $ 1,189,993   $ 1,078,922
  Investment properties, net                     13,165,027    13,622,732
  Other assets                                        6,024         9,899
                                               ------------  ------------
    Total assets                                $14,361,044   $14,711,553
                                               ============  ============
Liabilities and Partners' Equity:
  Current liabilities                           $   386,154   $   303,521
  Long-term debt                                 10,701,955    10,808,677
                                               ------------  ------------
    Total liabilities                            11,088,109    11,112,198
                                               ------------  ------------
Partners' equity
  Limited Partner                                 3,250,949     3,527,740
  General Partners                                   21,986        71,615
                                                -----------   -----------
    Total Partners' equity                        3,272,935     3,599,355
                                                -----------   -----------
    Total liabilities and partners' equity      $14,361,044   $14,711,553
                                               ============  ============
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                         $ 1,142,365   $ 1,102,782
Expenses:                                      ------------  ------------
  Operating expenses                                637,082       548,853
  Interest expense                                  340,381       252,526
  Depreciation and amortization                     382,215       378,105
                                               ------------  ------------
    Total expenses                                1,359,678     1,179,484
                                               ------------  ------------
      Net loss                                  $  (217,313)  $   (76,702)
                                               ============  ============
Other partners' share of net loss               $   (13,396)  $      (767)
                                               ============  ============
Partnerships' share of net loss                 $  (203,917)  $   (75,935)
Suspended losses                                          0             0
                                               ------------  ------------
Equity in Losses of Project Partnerships        $  (203,917)  $   (75,935)
                                               ============  ============

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of September 30, of each year:
                                                1999            1998
TOTAL SERIES 7 - 11                             ----            ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                              $ 10,387,209   $  9,502,388
  Investment properties, net                   122,733,036    127,423,047
  Other assets                                      87,835         89,156
                                              ------------   ------------
    Total assets                              $133,208,080   $137,014,591
                                              ============   ============
Liabilities and Partners' Equity:
  Current liabilities                         $  3,719,675   $  3,290,110
  Long-term debt                               119,977,364    120,539,353
                                              ------------   ------------
    Total liabilities                          123,697,039    123,829,463
                                              ------------   ------------
Partners' equity
  Limited Partner                                9,969,908     13,376,183
  General Partners                                (458,867)      (191,055)
                                               -----------    -----------
    Total Partners' equity                       9,511,041     13,185,128
                                               -----------    -----------
    Total liabilities and partners' equity    $133,208,080   $137,014,591
                                              ============   ============
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                       $ 10,368,709   $  9,742,932
Expenses:                                     ------------   ------------
  Operating expenses                             6,519,631      5,964,465
  Interest expense                               2,851,616      2,326,640
  Depreciation and amortization                  3,762,942      3,823,990
                                              ------------   ------------
    Total expenses                              13,134,189     12,115,095
                                              ------------   ------------
      Net loss                                $ (2,765,480)  $ (2,372,163)
                                              ============   ============
Other partners' share of net loss             $    (42,173)  $    (23,722)
                                              ============   ============
Partnerships' share of net loss               $ (2,723,307)  $ (2,348,441)
Suspended losses                                   385,956         74,076
                                              ------------   ------------
Equity in Losses of Project Partnerships      $ (2,337,351)  $ (2,274,365)
                                              ============   ============

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, Liquidity and Capital Resources

  As disclosed on the statement of operations for each Series, except as described below, interest income is comparable for the nine and three months ended December 31, 1999 and December 31, 1998. The General and Administrative expenses - General Partner and General and Administrative expenses - Other for the three and nine months ended December 31, 1999 are comparable to December 31, 1998. There were no unusual variations in the operating results between these two periods.

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

  Series 7 - Gateway closed this series on October 16, 1992 after receiving $10,395,000 from 635 Limited Partner investors. Equity in Losses of Project Partnerships for the nine months ended December 31, 1999 decreased from $706,312 for the nine months ended December 31, 1998 to $612,827 as a result of not including losses of $219,365 in 1999 as compared to $30,835 in 1998, as these losses would reduce the investment in certain Project Partnerships below zero. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

  At December 31, 1999, the Series had $259,285 of short-term investments (Cash and Cash Equivalents). It also had $455,973 in Zero Coupon
Treasuries with annual maturities providing $53,000 in fiscal year 2000 increasing to $80,000 in fiscal year 2008. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $684,641 for the nine months ended December 31, 1999. However, after adjusting for Equity in Losses of Project Partnerships of $612,827 and the changes in operating assets and liabilities, net cash used in operating activities was $60,161. Cash provided by investing activities totaled $20,133 consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

  Series 8 - Gateway closed this Series on September 28, 1993 after receiving $9,980,000 from 664 Limited Partner investors. Equity in Losses of Project Partnerships for the nine months ended December 31, 1999 decreased from $787,863 for the nine months ended December 31, 1998 to
$743,689 as a result of not including losses of $166,591 in 1999 as compared to $43,241 in 1998, as these losses would reduce the investment in certain Project Partnerships below zero. At December 31, 1999, the Series had $368,393 of short-term investments (Cash and Cash Equivalents). It also had $431,418 in Zero Coupon Treasuries with annual maturities providing $48,000 in fiscal year 2000 increasing to $82,000 in fiscal year 2008. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $815,787 for the nine months ended December 31, 1999. However, after adjusting for Equity in Losses of Project Partnerships of $743,689 and the changes in operating assets and liabilities, net cash used in operating activities was $57,877. Cash provided by investing activities totaled $14,668, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

 Series 9 - Gateway closed this Series on December 31, 1993 after receiving $6,254,000 from 406 Limited Partner investors. Equity in Losses of Project Partnerships for the nine months ended December 31, 1998 were comparable for the nine months ended December 31, 1999. At December 31, 1999, the Series had $175,105 of short-term investments (Cash and Cash Equivalents). It also had $287,328 in Zero Coupon Treasuries with annual maturities providing $31,000 in fiscal year 2000 increasing to $47,000 in fiscal year 2009. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $579,090 for the nine months ended December 31, 1999. However, after adjusting for Equity in Losses of Project Partnerships of $539,492 and the changes in operating assets and liabilities, net cash used in operating activities was $28,503. Cash provided by investing activities totaled $7,990, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

 Series 10 - Gateway closed this Series on January 21, 1994 after receiving $5,043,000 from 325 Limited Partner investors. Equity in Losses of Project Partnerships for the nine months ended December 31, 1998 were comparable for the nine months ended December 31, 1999. At December 31, 1999, the Series had $189,381 of short-term investments (Cash and Cash Equivalents). It also had $232,412 in Zero Coupon Treasuries with annual maturities providing $24,000 in fiscal year 2000 increasing to $40,000 in fiscal year 2010. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $259,466 for the nine months ended December 31, 1999. However, after adjusting for Equity in Losses of Project Partnerships of $237,426 and the changes in operating assets and liabilities, net cash used in operating activities was $32,346. Cash provided by investing activities totaled $5,161, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

  Series 11 - Gateway closed this Series on April 29, 1994 after receiving $5,127,000 from 330 Limited investors. Equity in losses of Project Partnerships for the nine months ended December 31, 1999 increased from
$75,935 for the nine months ended December 31, 1998 to $203,917. The increase in equity in losses is due to several Project Partnerships reporting income in 1998 and losses in 1999 as a result of ongoing operations. At December 31, 1999, the Series had $194,205 of short-term investments (Cash and Cash Equivalents). It also had $252,674 in Zero Coupon Treasuries with annual maturities providing $24,000 in fiscal year 2000 increasing to $44,000 in fiscal year 2010. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $219,245 for the nine months ended December 31, 1999. However, after adjusting for Equity in Losses of Project Partnerships of $203,917 and the changes in operating assets and liabilities, net cash used in operating activities was $32,115. Cash provided by investing activities totaled $3,296, consisting of cash distributions from Project Partnerships. There were no unusual events or trends to describe.


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


                           GATEWAY TAX CREDIT FUND III LTD.
                           (A Florida Limited Partnership)
                           By:  Raymond James Tax Credit Funds,Inc.





Date: February 9, 2000   By:/s/ Ronald M. Diner
                            Ronald M. Diner
                            President



Date: February 9, 2000   By:/s/ Sandra L. Furey
                            Sandra L. Furey
                            Secretary and Treasurer