Form 10-K
period 2000-03-31
GATEWAY TAX CREDIT FUND III LTD
filed 2000-07-17
CIK 881716

FORM 10-K

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended                 March 31, 2000

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

                                      Number of Record Holders
  Title of Each Class                     March 31, 2000
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

   Gateway is engaged in only one industry segment, to acquire limited partnership interests in unaffiliated limited partnerships ("Project
Partnerships"), each of which owns and operates one or more apartment complexes eligible for Low-Income Housing Tax Credits under Section 42 of the Internal Revenue Code ("Tax Credits"), received over a ten year period. Subject to certain limitations, Tax Credits may be used by Gateway's investors to reduce their income tax liability generated from other income sources. Gateway will terminate on December 31, 2040, or sooner, in accordance with the terms of its Limited Partnership Agreement. As of March 31, 2000, Gateway received capital contributions of $1,000 from the General Partners and from the Limited Partners, $10,395,000 in Series 7, $9,980,000 from Series 8, $6,254,000 from Series 9, $5,043,000 from Series
10 and $5,127,000 from Series 11.

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

  As of March 31, 2000, Gateway had invested in 39 Project Partnerships for Series 7, 43 Project Partnerships for Series 8, 24 Project Partnerships for Series 9, 15 Project Partnerships for Series 10 and 12 Project Partnerships for Series 11. Gateway acquired its interests in these properties by becoming a limited partner in the Project Partnerships that own the properties. The primary source of funds for each series is the capital contributions from Limited Partner investors.

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

   Gateway's goal is to invest in a diversified portfolio of Project Partnerships located in rural and suburban locations with a high demand for low income housing. As of March 31, 2000 the Series' investor capital contributions were successfully invested in Project Partnerships which met the investment criteria. Management anticipates that competition for tenants will only be with other low income housing projects and not with conventionally financed housing. With a significant number of rural American households living below the poverty level in substandard housing, management believes there will be a continuing demand for affordable low income housing for the foreseeable future.

   Gateway has no direct employees. Services are performed by the Managing General Partner and its affiliates and by agents retained by it. The Managing General Partner has full and exclusive discretion in management and control of Gateway.

Item 2.  Properties

   Gateway owns a majority interest in properties through its limited partnership investments in Project Partnerships. The largest single net investment in a Project Partnership in Series 7 is 15.6% of the Series' total balance sheet assets, Series 8 is 8.1%, Series 9 is 15.6%, Series 10 is 20.5% and Series 11 is 21.7%. The following table provides certain summary information regarding the Project Partnerships in which Gateway had an interest as of December 31, 1999:

Item 2 - Properties (continued):


SERIES 7
                                                                    OCCU-
                    LOCATION OF       #  OF  DATE       PROPERTY   PANCY
PARTNERSHIP         PROPERTY          UNIT   ACQUIRED     COST      RATE
-----------         -----------       ----   --------   --------   -----
Nottingham          Pisgah, AL           18      6/92      717,067   100%
Cedar Hollow        Waterloo, NE         24      7/92      935,912    96%
Sunrise             Mission, SD          44      7/92    2,519,939    91%
Mountain City       Mountain City, TN    40      8/92    1,592,708   100%
Burbank             Falls City, NE       24      8/92    1,000,742   100%
Washington          Bloomfield, NE       24      9/92      970,309    88%
BrookStone          McCaysville, GA      40      9/92    1,459,987    98%
Tazewell            New Tazewell, TN     44      9/92    1,694,460   100%
N. Irvine           Irvine, KY           24      9/92    1,019,229   100%
Horton              Horton, KS           24      9/92      932,540    83%
Manchester          Manchester, GA       42      9/92    1,475,429    93%
Waynesboro          Waynesboro, GA       24      9/92      817,498   100%
Lakeland II         Lakeland, GA         30      9/92    1,009,647    90%
Mt. Vernon          Mt. Vernon, GA       24      9/92      900,526    71%
Meadow Run          Dawson, GA           48      9/92    1,744,840    90%
Spring Creek II     Quitman, GA          24      9/92      808,475   100%
Warm Springs        Warm Springs, GA     22      9/92      823,327    91%
Blue Ridge          Blue Ridge, GA       41      9/92    1,339,143    93%
Walnut              Elk Point, SD        24      9/92    1,006,859   100%
Pioneer             Mountain View, AR    48      9/92    1,342,489   100%
Dilley              Dilley, TX           28      9/92      889,051    97%
Elsa                Elsa, TX             40      9/92    1,340,481   100%
Clinch View         Gate City, VA        42      9/92    1,774,521   100%
Jamestown           Jamestown, TN        40      9/92    1,497,964   100%
Leander             Leander, TX          36      9/92    1,114,334   100%
Louisa Sr.          Louisa, KY           36      9/92    1,504,659   100%
Orchard Commons     Crab Orchard, KY     12      9/92      479,661    95%
Vardaman            Vardaman, MS         24      9/92      905,694   100%
Heritage Park       Paze, AZ             32      9/92    1,558,643    94%
BrooksHollow        Jasper, GA           40      9/92    1,438,920   100%
Cavalry Crossing    Ft. Scott, KS        40      9/92    1,774,492    98%
Carson City         Carson City, KS      24     11/92      957,858    92%
Matteson            Capa, KS             24     11/92      937,850    79%
Pembroke            Pembroke, KY         16     12/92      623,304   100%
Robynwood           Cynthiana, KY        24     12/92    1,011,684    96%
Atoka               Atoka, OK            24      1/93      835,334    96%
Coalgate            Coalgate, OK         24      1/93      828,505   100%
Hill Creek          West Blocton, AL     24     11/93      968,228    92%
Cardinal            Mountain Home, AR     32    11/93      781,436    91%
                                       ----             ----------
                                      1,195             45,333,745
                                       ====             ==========

An average effective rental per unit is $3,374 per year ($281 per month).

Item 2 - Properties (continued):

SERIES 8

                                                                    OCCU-
                  LOCATION OF         #   OF     DATE  PROPERTY    PANCY
PARTNERSHIP       PROPERTY            UNIT   ACQUIRED    COST       RATE
-----------       -----------         -----  --------  --------    ------
Purdy             Purdy, MO               16    12/92     570,951     69%
Galena            Galena, KS              24    12/92     750,586    100%
Antlers 2         Antlers, OK             24     1/93     787,859     96%
Holdenville       Holdenville, OK         24     1/93     892,598    100%
Wetumka           Wetumka, OK             24     1/93     812,853    100%
Mariners Cove     Marine City, MI         32     1/93   1,270,387     94%
Mariners Cove Sr. Marine City, MI         24     1/93     986,612    100%
Antlers           Antlers, OK             36     3/93   1,321,039     94%
Bentonville       Bentonville, AR         24     3/93     758,489     96%
Deerpoint         Elgin, AL               24     3/93     932,474     79%
Aurora            Aurora, MO              28     3/93     886,857    100%
Baxter            Baxter Springs, KS      16     4/93     533,085    100%
Arbor Gate        Bridgeport, AL          24     5/93     918,303     96%
Timber Ridge      Collinsville, AL        24     5/93     895,627     96%
Concordia Sr.     Concordia, KS           24     5/93     826,389     88%
Mountainburg      Mountainburg, AR        24     6/93     883,990     96%
Lincoln           Pierre, SD              25     5/93   1,114,275     92%
Fox Ridge         Russellville, AL        24     6/93     902,785     75%
Meadow View       Bridgeport, NE          16     6/93     718,724     94%
Sheridan          Auburn, NE              16     6/93     752,487     81%
Morningside       Kenton, OH              32     6/93   1,187,597    100%
Grand Isle        Grand Isle, ME          16     6/93   1,198,084     63%
Meadowview        Van Buren, AR           29     8/93     994,717     90%
Taylor            Taylor, TX              44     9/93   1,530,767    100%
Brookwood         Gainesboro, TN          44     9/93   1,810,597     93%
Pleasant Valley   Lynchburg, TN           33     9/93   1,350,337    100%
Reelfoot          Ridgely, TN             20     9/93     814,568    100%
River Rest        Newport, TN             34     9/93   1,403,425    100%
Kirskville        Kirksville, MO          24     9/93     831,492    100%
Cimmaron          Arco, ID                24     9/93   1,101,739     79%
Kenton            Kenton, OH              46     9/93   1,770,964    100%
Lovingston        Lovingston, VA          64     9/93   2,726,198    100%
Pontotoc          Pontotoc, MS            36    10/93   1,326,113    100%
So. Brenchley     Rexburg, ID             30    10/93   1,548,673     97%
Hustonville       Hustonville, KY         16    10/93     695,605    100%
Northpoint        Jackson, KY             24    10/93   1,085,065     96%
Brooks Field      Louisville, GA          32    10/93   1,171,823     97%
Brooks Lane       Clayton, GA             36    10/93   1,348,191    100%
Brooks Point      Dahlonega, GA           41    10/93   1,657,691     98%
Brooks Run        Jasper, GA              24    10/93     923,814    100%
Logan Heights     Russellville, KY        24    11/93     951,730     58%
Lakeshore 2       Tuskegee, AL            36    12/93   1,415,885    100%
Cottondale        Cottondale, FL          25     1/94     948,319     96%
                                       -----          -----------
                                       1,207           47,309,764
                                      =====           ===========

An average effective rental per unit is $3,283 per year ($273 per month).

Item 2 - Properties (continued):

SERIES 9
                                                                    OCCU-
                  LOCATION OF         #   OF DATE         PROPERTY PANCY
PARTNERSHIP       PROPERTY            UNIT   ACQUIRED         COST  RATE
-----------       -----------         -----  --------     -------- ------
Jay               Jay, OK                 24     9/93      810,597   100%
Boxwood           Lexington, TX           24     9/93      770,939   100%
Stilwell 3        Stilwell, OK            16     9/93      587,132    81%
Arbor Trace       Lake Park, GA           24    11/93      918,358   100%
Arbor Trace 2     Lake Park, GA           42    11/93    1,806,434    95%
Omega             Omega, GA               36    11/93    1,407,304    94%
Cornell 2         Watertown, SD           24    11/93    1,152,826    83%
Elm Creek         Pierre, SD              24    11/93    1,183,256    83%
Marionville       Marionville, MO         20    11/93      696,979    95%
Lamar             Lamar, AR               24    12/93      904,325    96%
Mt. Glen          Heppner, OR             24    12/93    1,059,006    75%
Centreville       Centreville, AL         24    12/93      973,835    96%
Skyview           Troy, AL                36    12/93    1,409,957    97%
Sycamore          Coffeyville, KS         40    12/93    1,783,471   100%
Bradford          Cumberland, KY          24    12/93    1,055,632    96%
Cedar Lane        London, KY              24    12/93      995,281   100%
Stanton           Stanton, KY             24    12/93    1,001,158   100%
Abernathy         Abernathy, TX           24     1/94      781,898   100%
Pembroke          Pembroke, KY            24     1/94      998,687   100%
Meadowview        Greenville, AL          24     2/94    1,134,218    96%
Town Branch       Mt. Vernon, KY          24    12/93      984,410   100%
Fox Run           Ragland, AL             24     3/94      971,038    75%
Maple Street      Emporium, PA            32     3/94    1,701,192   100%
Manchester        Manchester, GA          18     5/94      737,525    94%
                                       -----            ----------
                                         624            25,825,458
                                       =====            ==========

An average effective rental per unit is $3,260 per year ($272 per month).

Item 2 - Properties (continued):

SERIES 10
                                                                    OCCU-
                  LOCATION OF         #   OF DATE       PROPERTY   PANCY
PARTNERSHIP       PROPERTY            UNIT   ACQUIRED     COST      RATE
-----------       -----------         -----  --------   --------   ------
Redstone          Challis, ID             24    11/93   1,125,496     83%
Albany            Albany, KY              24     1/94   1,029,662     88%
Oak Terrace       Bonifay, FL             18     1/94     664,297     94%
Wellshill         West Liberty, KY        32     1/94   1,345,844    100%
Applegate         Florence, AL            36     2/94   1,835,942     97%
Heatherwood       Alexander, AL           36     2/94   1,609,061    100%
Peachtree         Gaffney, SC             28     3/94   1,046,466    100%
Donna             Donna, TX               50     1/94   1,780,076    100%
Wellsville        Wellsville, NY          24     2/94   1,335,010    100%
Tecumseh          Tecumseh, NE            24     4/94   1,072,910     75%
Clay City         Clay City, KY           24     5/94   1,023,549     96%
Irvine West       Irvine, KY              24     5/94   1,088,804     88%
New Castle        New Castle, KY          24     5/94   1,021,516     88%
Stigler           Stigler, OK             20     7/94     754,056    100%
Courtyard         Huron, SD               21     8/94     767,840    100%
                                        ----           ----------
                                         409           17,500,529
                                        ====           ==========



An average effective rental per unit is $3,274 per year ($273 per month).

Item 2 - Properties (continued):

SERIES 11
                                                                    OCCU-
                  LOCATION OF         #   OF DATE      PROPERTY    PANCY
PARTNERSHIP       PROPERTY            UNIT   ACQUIRED  COST         RATE
-----------       -----------         -----  --------  --------    ------
Homestead         Pinetop, AZ             32     9/94   1,755,138    100%
Mountain Oak      Collinsville, AL        24     9/94     879,424     92%
Eloy              Eloy, AZ                24    11/94     929,632    100%
Gila Bend         Gila Bend, AZ           36    11/94   1,274,647     83%
Creekstone        Dallas, GA              40    12/94   2,008,604     88%
Tifton            Tifton, GA              36    12/94   1,706,886     97%
Cass Towne        Cartersville, GA        10    12/94     325,820    100%
Warsaw            Warsaw, VA              56    12/94   3,324,766    100%
Royston           Royston, GA             25    12/94     935,906    100%
Red Bud           Mokane, MO               8    12/94     301,117    100%
Cardinal          Mountain Home, AR       32    12/94     509,809     91%
Parsons           Parsons, KS             38    12/94   1,344,835    100%
                                        ----          -----------
                                         361           15,296,584
                                       ====           ===========




An average effective rental per unit is $3,882 per year ($323 per month).

 Item 2 - Properties (continued):

A summary of the cost of the properties at December 31, 1999, 1998 and 1997 is as follows:
                                 12/31/99
                         SERIES 7           SERIES 8         SERIES 9
Land                           $  1,619,533      $1,978,810     $1,099,659
Land Improvements                   168,279         425,856        178,022
Buildings                        41,891,396      43,313,983     23,585,182
Furniture and Fixtures            1,654,537       1,591,115        962,595
                                -----------   -------------    -----------
Properties, at Cost              45,333,745      47,309,764     25,825,458
Less: Accum.Depreciation         10,191,396      10,000,399      4,837,043
                                -----------   -------------   ------------
Properties, Net                $ 35,142,349     $37,198,365    $20,988,415


                         SERIES 10          SERIES 11        TOTAL
Land                               $648,625      $  599,197      $5,945,824
Land Improvements                    59,331               0         831,488
Buildings                        16,293,622      14,273,888     139,358,071
Furniture and Fixtures              498,951         423,500       5,130,698
                               ------------   -------------    ------------
Properties, at Cost              17,500,529      15,296,585     151,266,081
Less: Accum.Depreciation          2,735,822       2,218,007      30,093,667
                              -------------   -------------    ------------
Properties, Net                 $14,764,707     $13,078,578    $121,172,414

                                 12/31/98
                         SERIES 7           SERIES 8         SERIES 9
Land                           $  1,615,119  $    1,978,810    $ 1,099,659
Land Improvements                    80,236         425,076        178,022
Buildings                        41,955,360      43,302,724     23,565,995
Furniture and Fixtures            1,604,319       1,547,616        950,216
                                -----------  --------------    -----------
Properties, at Cost              45,255,034      47,254,226     25,793,892
Less: Accum.Depreciation          8,688,650       8,013,045      3,996,265
                                -----------  --------------   ------------
Properties, Net                $ 36,566,384 $    39,241,181   $ 21,797,627


                         SERIES 10          SERIES 11        TOTAL
Land                               $648,625    $    599,197       5,941,410
Land Improvements                    59,331               0         742,665
Buildings                        16,293,622      14,225,668     139,343,369
Furniture and Fixtures              477,090         448,900       5,028,141
                               ------------  --------------    ------------
Properties, at Cost              17,478,668      15,273,765     151,055,585
Less: Accum.Depreciation          2,238,601       1,745,396      24,681,957
                              -------------  --------------    ------------
Properties, Net                 $15,240,067    $ 13,528,369    $126,373,628
                              -------------  --------------    ------------


                                 12/31/97
                         SERIES 7           SERIES 8         SERIES 9
Land                            $ 1,615,119     $ 1,978,810     $ 1,099,659
Land Improvements                    78,933         425,076         178,022
Buildings                        41,938,629      43,289,922      23,558,060
Furniture and Fixtures            1,593,970       1,517,796         916,152
                                -----------     -----------     -----------
Properties, at Cost              45,226,651     $47,211,604     $25,751,893
Less: Accum.Depreciation          7,267,152       6,410,571       3,111,495
                                -----------     -----------     -----------
Properties, Net                 $37,959,499     $40,801,033     $22,640,398
                                ===========     ===========     ===========


                         SERIES 10          SERIES 11        TOTAL
Land                            $   648,625     $   599,197    $  5,941,410
Land Improvements                    58,185               0         740,216
Buildings                        16,279,503      14,270,891     139,337,005
Furniture and Fixtures              453,895         361,272       4,843,085
                                -----------     -----------    ------------
Properties, at Cost             $17,440,208     $15,231,360    $150,861,716
Less: Accum.Depreciation          1,734,926       1,240,103      19,764,247
                                -----------     -----------    ------------
Properties, Net                 $15,705,282     $13,991,257    $131,097,469
                                ===========     ===========    ============


Item 3.  Legal Proceedings

  Gateway is not a party to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

   As of March 31, 2000, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

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

       (b)  Approximate Number of Equity Security Holders:

                                   Number of Holders
Title of Class                     as of March 31, 2000
Limited Partner Interest                     2,266
General Partner Interest                       2

Item 6.  Selected Financial Data
FOR THE YEARS ENDED MARCH 31,
  SERIES 7       2000        1999        1998       1997         1996
                 ----        ----        ----       ----         ----
Total
Revenues       $   43,650  $  43,550    $   44,592   $   43,466  $   54,373

Net Loss         (555,736)  (812,428)   (1,010,863)  (1,026,918  (1,014,650)
Equity in
Losses of
Project
Partnerships     (471,721)  (718,721)     (909,991)    (936,184)   (936,257)

Total Assets    2,972,199  3,481,841     4,255,853    5,218,302   6,203,282

Investments
In Project
Partnerships    2,237,728  2,749,505     3,517,852    4,483,546   5,464,982

Per Weighted
Average
Limited
Partnership
Unit: (A)

Tax Credits        161.40     161.40        161.50       160.60      153.40
Portfolio
   Income           11.50      11.20         10.30         9.80        9.60
Passive Loss      (117.20)   (112.50)      (117.30)     (113.20)    (121.90)

Net Loss           (52.93)    (77.37)       (96.27)      (97.81)     (96.63)


FOR THE YEARS ENDED MARCH 31,
  SERIES 8       2000        1999        1998       1997         1996
                 ----        ----        ----       ----         ----
Total
Revenues       $   45,674  $   45,764   $   46,987   $   48,637  $   46,431

Net Loss       (1,247,292) (1,055,240)  (1,060,938)  (1,089,189) (1,201,546)

Equity in
Losses of
Project
Partnerships   (1,158,932)   (960,106)    (963,455)    (999,833) (1,110,855)

Total Assets    2,238,666   3,435,008    4,446,829    5,451,625   6,480,200

Investments
In Project
Partnerships    1,423,188   2,612,574    3,608,229    4,614,122   5,658,160

Per Weighted
Average
Limited
Partnership
Unit: (A)

Tax Credits        160.80      160.80       160.80       159.20      143.80
Portfolio
   Income           10.70       10.60        10.60         8.90        8.00
Passive Loss      (133.70)    (137.00)     (130.60)     (138.30)    (131.60)
Net Loss          (124.10)    (104.99)     (105.56)     (108.37)    (119.55)


FOR THE YEARS ENDED MARCH 31,
  SERIES 9       2000        1999        1998       1997         1996
                 ----        ----        ----       ----         ----
Total
Revenues       $   25,243 $   24,872  $   25,209   $   25,848  $   29,092

Net Loss         (547,924)  (570,231)   (512,506)    (557,202)   (504,713)
Equity in
Losses of
Project
Partnerships     (496,765)  (517,316)   (459,629)    (506,807)   (458,221)

Total Assets    2,774,157  3,289,179   3,830,465    4,307,579   4,824,662

Investments
In Project
Partnerships    2,303,872  2,818,653   3,363,377    3,848,367   4,397,301

Per Weighted
Average
Limited
Partnership
Unit: (A)

Tax Credits        153.40     153.40      153.40       153.30      143.10
Portfolio
   Income           10.40      10.10        9.10         8.10        8.50
Passive Loss      (124.90)   (106.70)    (100.80)     (108.70)    (102.70)

Net Loss           (86.74)    (90.27)     (81.13)      (88.20)     (79.90)


FOR THE YEARS ENDED MARCH 31,
  SERIES 10      2000        1999        1998       1997         1996
                 ----        ----        ----       ----         ----
Total
Revenues       $   24,705 $   24.421  $   24,885   $   24,953  $   27,591

Net Loss         (328,409)  (264,781)   (224,779)    (214,923)   (189,034)

Equity in
Losses of
Project
Partnerships     (299,182)  (237,276)  (195,183)     (190,191)   (167,857)

Total Assets    3,202,510  3,523,986  3,784,494     4,006,856   4,203,400

Investments
In Project
Partnerships    2,764,397  3,086,492  3,352,669     3,571,518   3,788,041

Per Weighted
Average
Limited
Partnership
Unit: (A)

Tax Credits        149.60     149.60     149.60        149.60      139.10
Portfolio
   Income           11.30      11.10       9.70          8.88        8.80
Passive Loss      (103.70)    (89.60)    (82.30)       (79.00)     (79.80)

Net Loss           (64.47)    (51.98)    (44.13)       (42.19)     (37.11)



FOR THE YEARS ENDED MARCH 31,
  SERIES 11      2000        1999        1998       1997         1996
                 ----        ----        ----       ----         ----
Total
Revenues       $   27,431 $   27,001  $   26,502   $   30,465  $   69,130

Net Loss         (164,613)  (152,545)   (183,183)    (196,029)   (108,465)

Equity in
Losses of
Project
Partnerships     (143,181)  (128,802)   (163,364)    (182,485)   (134,308)

Total Assets    3,998,687  4,163,711   4,314,491    4,487,039   4,962,767

Investments
In Project
Partnerships    3,534,837  3,701,295   3,861,731    4,070,301   4,340,316

Per Weighted
Average
Limited
Partnership
Unit: (A)

Tax Credits        145.70     145.70      146.20       57.50        32.70
Portfolio
   Income           10.20      10.80        9.50       11.00        20.70
Passive Loss       (51.10)    (51.20)     (58.40)     (57.50)      (37.60)

Net Loss           (31.79)    (29.46)     (35.37)     (37.85)      (20.94)

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

    As disclosed on the statement of operations for each Series, except as described below, interest income is comparable for the years ended March 31, 2000, March 31, 1999 and March 31, 1998. General and Administrative expenses - General Partner and General and Administrative expenses - Other for the year ended March 31, 2000 are comparable to March 31, 1999 and March 31, 1998.

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

    Series 7 - Gateway closed this series on October 16, 1992 after receiving $10,395,000 from 635 Limited Partner investors. As of March 31, 2000, the series had invested $7,732,089 in 39 Project Partnerships located in 14 states containing 1,195 apartment units. Average occupancy of the Project Partnerships was 96% at December 31, 1999.

   The Equity in Losses of Project Partnerships decreased from $718,721 for the year ended March 31, 1999 to $471,721 for the year ended March 31, 2000 as a result of not including losses of $396,875, as these losses would reduce the investment in certain Project Partnerships below zero. Equity in losses of Project Partnerships for the year ended March 31, 1999 of $718,721 were comparable to the Equity in losses of Project Partnerships of $909,991 for the year ended March 31, 1998. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. (These Project Partnerships reported depreciation and amortization of $1,573,077, $1,525,659 and $1,502,758 for the periods ended December 31, 1997, 1998 and 1999, respectively.) As a result, management expects that this Series, as well as the Series described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections. However, one Project Partnership experienced significant operating problems worth noting.

    At March 31, 2000, the Series had $324,156 of short-term investments (Cash and Cash Equivalents). It also had $410,315 in Zero Coupon
Treasuries with annual maturities providing $57,000 in fiscal year 2000 increasing to $86,000 in fiscal year 2008. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

    As disclosed on the statement of cash flows, the Series had a net loss of $555,736 for the year ending March 31, 2000. However, after adjusting for Equity in Losses of Project Partnerships of $471,721 and the changes in operating assets and liabilities, net cash used in operating activities was $42,376 of which $44,219 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $67,219 consisting of $33,446 in cash distributions from the Project Partnerships and $33,773 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

   A Project Partnership located in Elk Point, SD experienced cash shortages from operations in 1998 due to low occupancy. However, in 1999 occupancy rates increased to an average of 96%, which resulted in positive cash flows for the year. The partnership has shown marked improvement and is no longer considered a problem. Management does not expect any materially adverse effect to Gateway from this Project Partnership.

   A Project Partnership located in Bloomfield, NE experienced cash shortages from operations in 1998 due to low occupancy. The project had a rent increase of $15 per unit as of January 1999. In addition, the average occupancy rate increased from 81% in 1998 to 86% in 1999, which resulted in positive cash flows for the year. The local general partner continues to actively market the development. Management does not expect any materially adverse effect to Gateway from this Project Partnership.

    Series 8 - Gateway closed this Series on June 28, 1993 after receiving $9,980,000 from 664 Limited Partner investors. As of March 31, 2000, the series had invested $7,586,105 in 43 Project Partnerships located in 18 states containing 1,207 apartment units. Average occupancy of the Project Partnerships was 95% at December 31, 1999.

    Equity in Losses of Project Partnerships were comparable for the year ended March 31, 1998 and for the year ended March 31, 1999 and increased to $1,158,932 for the year ended March 31, 2000. In 1999, four Project Partnerships had a change in Accounting Principle as a result of changing its method of depreciating buildings. The effect of the change increased the net loss of the Project Partnerships for the year ended March 31, 2000 by approximately $492,000. As presented in Note 2, Gateway's share of net loss increased from $1,129,437 in 1998 to $1,588,675 in 1999. Suspended Losses increased from $169,331 for the year ended March 31, 1999 to $429,743 for the year ended March 31, 2000. These losses would reduce the investment in Project Partnerships below zero. (These Project Partnerships reported depreciation and amortization of $1,627,815, $1,609,164 and $2,101,828 for the periods ended December 31, 1997, 1998 and 1999, respectively.) Overall management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

    At March 31, 2000, the Series had $425,447 of short-term investments (Cash and Cash Equivalents). It also had $390,031 in Zero Coupon
Treasuries with annual maturities providing $54,000 in fiscal year 2000 increasing to $82,000 in fiscal year 2008. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.


    As disclosed on the statement of cash flows, the Series had a net loss of $1,247,292 for the year ending March 31, 2000. However, after adjusting for Equity in Losses of Project Partnerships of $1,158,932 and the changes in operating assets and liabilities, net cash used in operating activities was $42,376 of which $44,219 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $56,221 consisting of $24,159 received in cash distributions from the Project Partnerships and $32,062 from matured Zero Coupon Treasuries. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee. There were no unusual events or trends to describe.

   A Project Partnership located in Russellville, KY experienced cash shortages from operations in 1998 and 1999 due to low occupancies. The local general partner has funded the deficit by lending $16,400 in previous years. The cash shortage for 1999 was considerably less than in 1998 and no additional funding was needed in 1999. However, the local general partner will continue to fund the operating deficits of the partnership as needed. Management does not expect any materially adverse effect to Gateway from this Project Partnership.

    Series 9 - Gateway closed this Series on September 30, 1993 after receiving $6,254,000 from 406 Limited Partner investors. As of March 31, 2000, the series had invested $4,914,116 in 24 Project Partnerships located in 11 states containing 624 apartment units. Average occupancy of the Project Partnerships was 94% at December 31, 1999.

    Equity in losses of Project Partnerships of $496,765 for the year ended March 31, 2000 were comparable to $517,316 for the year ended March 31, 1999 and to $459,629 for the year ended March 31, 1998. (These Project Partnerships reported depreciation and amortization of $901,709, $887,635 and $842,272 for the years ended December 31, 1997, 1998 and 1999, respectively.) Overall management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

    At March 31, 2000, the Series had $209,964 of short-term investments (Cash and Cash Equivalents). It also had $260,321 in Zero Coupon
Treasuries with annual maturities providing $32,000 in fiscal year 2000 increasing to $47,000 in fiscal year 2009. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

    As disclosed on the statement of cash flows, the Series had a net loss of $547,924 for the period ending March 31, 2000. After adjusting for Equity in Losses of Project Partnerships of $496,765 and the changes in operating assets and liabilities, net cash used in operating activities was $20,258 of which $18,828 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $34,604 consisting of $12,297 received in cash distributions from the Project Partnerships and $22,307 from matured Zero Coupon Treasuries. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee. There were no unusual events or trends to describe.

    A Project Partnership located in Pierre, SD experienced cash shortages from operations in 1999 due to low occupancy as a result of a reduction of state employees and the development of a 150-unit manufactured housing subdivision. The manufacturer offers houses for rent, rent to own, or for sale with no down payment. The general partner is actively marketing the project. Management does not expect any materially adverse effect to Gateway from this Project Partnership.

    Series 10 - Gateway closed this Series on January 21, 1994 after receiving $5,043,000 from 325 Limited Partner investors. As of March 31, 2000, the series had invested $3,914,672 in 15 Project Partnerships located in 10 states containing 409 apartment units. Average occupancy of the Project Partnerships was 95% at December 31, 1999.

       Equity in losses of Project Partnerships of $299,182 for the year ended March 31, 2000 were comparable to $237,276 for the year ended March 31, 1999 and to $195,183 for the year ended March 31, 1998. (These Project Partnerships reported depreciation and amortization of $511,020, $511,296 and $502,179 for the years ended December 31, 1997, 1998, and 1999 respectively.) Overall management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

    At March 31, 2000, the Series had $226,070 of short-term investments (Cash and Cash Equivalents). It also had $212,043 in Zero Coupon
Treasuries with annual maturities providing $25,000 in fiscal year 2000 increasing to $40,000 in fiscal year 2010. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

    As disclosed on the statement of cash flows, the Series had net loss of $328,409 for the year ending March 31, 2000. After adjusting for Equity in Losses of Project Partnerships of $299,182 and the changes in operating assets and liabilities, net cash used in operating activities was $24,564 of which $28,392 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $34,068 consisting of $17,291 received in cash distributions from the Project Partnerships and $16,777 from matured Zero Coupon Treasuries. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee. There were no unusual events or trends to describe.

   Series 11 - Gateway closed this Series on April 29, 1994 after receiving $5,127,000 from 330 Limited investors. As of March 31, 2000 the series had invested $4,128,042 in 12 Project Partnerships located in 7 states containing 361 apartments. Average occupancy of the Project Partnerships was 95% at December 31, 1999.

    Equity in losses of Project Partnerships were comparable for the years ended March 31, 1998, 1999 and 2000. (These Project Partnerships reported depreciation and amortization of $506,631, $510,062 and $516,489 for the periods ended December 31, 1997, 1998 and 1999.) Overall management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

    At March 31, 2000, the Series had $230,874 of short-term investments (Cash and Cash Equivalents). It also had $232,976 in Zero Coupon
Treasuries with annual maturities providing $26,000 in fiscal year 1999 increasing to $44,000 in fiscal year 2010. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

    As disclosed on the statement of cash flows, the Series had net loss of $164,613 for the year ending March 31, 2000. After adjusting for Equity in Losses of Project Partnerships of $143,181 and the changes in operating assets and liabilities, net cash used in operating activities was $23,504 of which $29,914 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $31,354 consisting of $16,371 from matured Zero Coupon Treasures and $14,983 received in cash distributions from Project Partnerships. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee. There were no unusual events or trends to describe.

Item 8.  Financial Statements and Supplementary Data

                INDEPENDENT AUDITOR'S REPORT


To the Partners of Gateway Tax Credit Fund III Ltd.

 We have audited the accompanying balance sheets of each of the five Series (Series 7 through 11) constituting Gateway Tax Credit Fund III Ltd. (a Florida Limited Partnership) as of March 31, 2000 and 1999 and the related statements of operations, partners' equity (deficit), and cash flows of each of the five Series for each of the periods presented. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain underlying Project Partnerships owned by Gateway Tax Credit Fund III Ltd. for each of the periods presented, the investments in which are recorded using the equity method of accounting. The investments in these partnerships total the following as of March 31, 2000 and 1999 and the equity in their losses total for each of the periods indicated:

                  Assets                     Partnership Loss
                 March 31,                 Year Ended March 31,
                 ---------                 ---------------------
             2000        1999          2000        1999         1998
             ----        ----          ----        ----         ----

Series 7  $1,480,234   $1,861,653    $  357,271    $386,712     $536,596
Series 8     903,307    1,714,808       837,764     363,389      516,746
Series 9   1,326,409    1,369,649       173,999     137,114      128,053
Series 10  1,916,458    2,029,179        97,059      62,725       65,059
Series 11  2,953,738    3,123,469       148,088     130,338      148,066

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

 In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of each of the five Series (Series 7 through 11) constituting Gateway Tax Credit Fund III Ltd. as of March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the periods presented, in conformity with generally accepted accounting principles.

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

  As discussed in Note 2, four of the Project Partnerships, whose financial statements were audited by other auditors, changed their method of computing depreciation for the year ended December 31, 1999.


                                  /s/ Spence Marston, Bunch, Morris & Co.
                                  SPENCE, MARSTON, BUNCH, MORRIS & CO.
                                  Certified Public Accountants

Clearwater, Florida
July 6, 2000

PART I - Financial Information
 Item 1.  Financial Statements
                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS
                          MARCH 31, 2000 AND 1999

SERIES 7                                           2000           1999
                                                   ----           ----
ASSETS
Current Assets:
 Cash and Cash Equivalents                        $  324,156    $  299,313
 Investments in Securities                            54,067        50,412
                                                 -----------   -----------
  Total Current Assets                               378,223       349,725

 Investments in Securities                           356,248       382,611
 Investments in Project Partnerships, Net          2,237,728     2,749,505
                                                 -----------   -----------
    Total Assets                                  $2,972,199    $3,481,841
                                                 ===========   ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                      $   54,468    $   52,109
                                                 -----------   -----------
  Total Current Liabilities                           54,468        52,109
                                                 -----------   -----------
Long-Term Liabilities:
 Payable to General Partners                         312,688       268,953
                                                 -----------   -----------
Partners' Equity (deficit):
Limited Partners (10,395 units for Series 7,
9,980 for Series 8, 6,254 for Series 9,
5,043 for Series 10 and 5,127 for
Series 11 at March 31, 2000 and 1999)              2,670,270     3,220,449
General Partners                                     (65,227)      (59,670)
                                                 -----------   -----------
  Total Partners' Equity                           2,605,043     3,160,779
                                                 -----------   -----------
    Total Liabilities and Partners' Equity        $2,972,199    $3,481,841
                                                 ===========   ===========



              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS
                          MARCH 31, 2000 AND 1999

SERIES 8                                              2000         1999
                                                      ----         ----
ASSETS
Current Assets:
 Cash and Cash Equivalents                           $ 425,447   $  411,602
 Investments in Securities                              51,329       45,734
                                                    ----------   ----------
  Total Current Assets                                 476,776      457,336

 Investments in Securities                             338,702      365,098
 Investments in Project Partnerships, Net            1,423,188    2,612,574
                                                    ----------   ----------
    Total Assets                                    $2,238,666   $3,435,008
                                                    ==========  ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                         $  45,318   $   42,668
                                                    ----------   ----------
  Total Current Liabilities                             45,318       42,668
                                                    ----------   ----------
Long-Term Liabilities:
 Payable to General Partners                           364,673      316,373
                                                    ----------   ----------
Partners' Equity (deficit):
Limited Partners (10,395 units for Series 7,
9,980 for Series 8, 6,254 for Series 9,
   5,043 for Series 10 and 5,127 for
   Series 11 at March 31, 2000 and 1999)             1,898,013    3,132,833
General Partners                                       (69,338)     (56,866)
                                                   -----------  -----------
  Total Partners' Equity                             1,828,675    3,075,967
                                                   -----------  -----------
    Total Liabilities and Partners' Equity           $2,238,666  $3,435,008
                                                   ===========  ===========

              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS
                          MARCH 31, 2000 AND 1999

SERIES 9                                             2000         1999
                                                     ----         ----
ASSETS
Current Assets:
 Cash and Cash Equivalents                        $  209,964     $  195,618
 Investments in Securities                             30,560        29,663
                                                  -----------   -----------
  Total Current Assets                                240,524       225,281

 Investments in Securities                            229,761       245,245
 Investments in Project Partnerships, Net           2,303,872     2,818,653
                                                  -----------   -----------
    Total Assets                                   $2,774,157    $3,289,179
                                                  ===========   ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                       $   25,970    $   24,561
                                                  -----------   -----------
  Total Current Liabilities                            25,970        24,561
                                                  -----------   -----------
Long-Term Liabilities:
 Payable to General Partners                          214,521       183,028
                                                  -----------   -----------
Partners' Equity (deficit):
Limited Partners (10,395 units for Series 7,
9,980 for Series 8, 6,254 for Series 9,
5,043 for Series 10 and 5,127 for Series 11
at March  31, 2000 and 1999)                        2,563,166     3,105,611
General Partners                                      (29,500)      (24,021)
                                                  -----------   -----------
  Total Partners' Equity                            2,533,666     3,081,590
                                                  -----------   -----------
    Total Liabilities and Partners' Equity         $2,774,157    $3,289,179
                                                  ===========   ===========

              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS
                          MARCH 31, 2000 AND 1999

SERIES 10                                            2000          1999
                                                     ----          ----
ASSETS
Current Assets:
 Cash and Cash Equivalents                            226,070    $  216,566
 Investments in Securities                             23,784        22,855
                                                  -----------   -----------
  Total Current Assets                                249,854       239,421

 Investments in Securities                            188,259       198,073
 Investments in Project Partnerships, Net           2,764,397     3,086,492
                                                  -----------   -----------
    Total Assets                                   $3,202,510    $3,523,986
                                                  ===========   ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                       $   29,116    $   28,101
                                                  -----------   -----------
    Total Current Liabilities                          29,116        28,101
                                                  -----------   -----------
Long-Term Liabilities:
 Payable to General Partners                           57,475        51,557
                                                  -----------   -----------
Partners' Equity (deficit):
Limited Partners (10,395 units for Series 7,
9,980 for Series 8, 6,254 for Series 9,
5,043 for Series 10 and 5,127 for
  Series 11 at March 31, 2000 and 1999)             3,128,940     3,454,065
General Partners                                      (13,021)       (9,737)
                                                  -----------   -----------
  Total Partners' Equity                            3,115,919     3,444,328
                                                  -----------   -----------
    Total Liabilities and Partners' Equity         $3,202,510    $3,523,986
                                                  ===========   ===========

              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS
                          MARCH 31, 2000 AND 1999

SERIES 11                                           2000           1999
                                                    ----           ----
ASSETS
Current Assets:
 Cash and Cash Equivalents                         $  230,874    $  223,024
 Investments in Securities                             24,571        22,713
                                                  -----------   -----------
  Total Current Assets                                255,445       245,737

 Investments in Securities                            208,405       216,679
 Investments in Project Partnerships, Net           3,534,837     3,701,295
                                                 ------------  ------------
    Total Assets                                   $3,998,687    $4,163,711
                                                 ============  ============
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                        $  28,842    $   27,805
                                                  -----------   -----------
  Total Current Liabilities                            28,842        27,805
                                                  -----------   -----------
Long-Term Liabilities:
 Payable to General Partners                           19,190        20,638
                                                  -----------   -----------
Partners' Equity (deficit):
Limited Partners (10,395 units for Series 7,
9,980 for Series 8, 6,254 for Series 9,
  5,043 for Series 10 and 5,127 for Series 11
at March 31, 2000 and 1999                          3,957,139     4,120,106
General Partners                                       (6,484)       (4,838)
                                                 ------------  ------------
  Total Partners' Equity                            3,950,655     4,115,268
                                                 ------------  ------------
    Total Liabilities and Partners' Equity         $3,998,687    $4,163,711
                                                 ============  ============

              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS
                          MARCH 31, 2000 AND 1999

TOTAL SERIES 7 -11                                2000           1999
                                                  ----           ----
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $ 1,416,511    $ 1,346,123
 Investments in Securities                          184,311        171,377
                                               ------------   ------------
  Total Current Assets                            1,600,822      1,517,500

 Investments in Securities                        1,321,375      1,407,706
 Investments in Project Partnerships, Net        12,264,022     14,968,519
                                               ------------   ------------
    Total Assets                                $15,186,219    $17,893,725
                                               ============   ============
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                    $   183,714    $   175,244
                                                -----------    -----------
  Total Current Liabilities                         183,714        175,244
                                                -----------    -----------
Long-Term Liabilities:
 Payable to General Partners                        968,547        840,549
                                                -----------    -----------
Partners' Equity (deficit):
Limited Partners (10,395 units for Series 7,
9,980 for Series 8, 6,254 for Series 9,
5,043 for Series 10 and 5,127 for Series
11 at March 31, 2000 and 1999)                   14,217,528     17,033,063
General Partners                                   (183,570)      (155,131)
                                               ------------   ------------
  Total Partners' Equity                         14,033,958     16,877,932
                                               ------------   ------------
    Total Liabilities and Partners' Equity      $15,186,219    $17,893,725
                                               ============   ============

              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                       FOR THE YEARS ENDED MARCH 31,
SERIES 7                           2000           1999           1998
                                   ----           ----           ----
Revenues:
 Interest Income                   $  43,650    $    43,550    $    44,592
 Other Income                          7,586              0              0
                                 -----------    -----------    -----------
  Total Revenues                      51,236         43,550         44,592
                                 -----------    -----------    -----------
Expenses:
 Asset Management Fee-General
Partner                               87,952         88,207         88,433
 General and Administrative:
  General Partner                     14,609         13,177         14,380
  Other                               18,494         16,673         21,005
 Amortization                         14,196         19,200         21,646
                                 -----------    -----------   ------------
  Total Expenses                     135,251        137,257        145,464
                                 -----------    -----------   ------------
Loss Before Equity in Losses
 of Project Partnerships             (84,015)       (93,707)      (100,872)
Equity in Losses of Project
 Partnerships                       (471,721)      (718,721)      (909,991)
                                ------------   ------------   ------------
Net Loss                         $  (555,736)   $  (812,428)   $(1,010,863)
                                ============   ============   ============
Allocation of Net Loss:
 Assignees                       $  (550,179)   $  (804,304)   $(1,000,754)
 General Partners                     (5,557)        (8,124)       (10,109)
                                ------------   ------------   ------------
                                 $  (555,736)   $  (812,428)   $(1,010,863)
                                ============   ============   ============
Net Loss Per Beneficial
Assignee Certificate             $    (52.93)   $    (77.37)   $    (96.27)
Number of Beneficial Assignee   ============   ============   ============
Certificates Outstanding              10,395         10,395         10,395
                                ============   ============   ============



              See accompanying notes to financial statements.



                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                       FOR THE YEARS ENDED MARCH 31,
SERIES 8                           2000           1999           1998
                                   ----           ----           ----
Revenues:
 Interest Income                   $  45,674     $   45,764     $    46,987
 Other Income                          2,760              0               0
                                 -----------     ----------     -----------
  Total Revenues                      48,434         45,764          46,987
                                 -----------     ----------     -----------
Expenses:
 Asset Management Fee-General
Partner                               91,655         91,933          92,191
 General and Administrative:
  General Partner                     16,108         14,528          15,855
  Other                               19,976         18,371          21,722
 Amortization                          9,055         16,066          14,702
                                 -----------    -----------    ------------
  Total Expenses                     136,794        140,898         144,470
                                 -----------    -----------    ------------
Loss Before Equity in Losses
 of Project Partnerships             (88,360)       (95,134)        (97,483)
Equity in Losses of Project
 Partnerships                     (1,158,932)      (960,106)       (963,455)
                                 -----------    -----------    ------------
Net Loss                         $(1,247,292)   $(1,055,240)    $(1,060,938)
                                 ===========    ===========    ============
Allocation of Net Loss:
 Assignees                       $(1,234,819)   $(1,044,688)    $(1,050,329)
 General Partners                    (12,473)       (10,552)        (10,609)
                                 -----------    -----------    ------------
                                 $(1,247,292)   $(1,055,240)    $(1,060,938)
                                 ===========    ===========    ============
Net Loss Per Beneficial
Assignee Certificate             $   (124.10)   $   (104.99)    $   (105.56)
Number of Beneficial Assignee    ===========    ===========    ============
Certificates Outstanding               9,950          9,950           9,950
                                 ===========    ===========    ============


              See accompanying notes to financial statements.



                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                       FOR THE YEARS ENDED MARCH 31,

SERIES 9                           2000             1999           1998
                                   ----             ----           ----
Revenues:
 Interest Income                   $   25,243     $    24,872    $    25,209
 Other Income                               0               0              0
                                  -----------      ----------    -----------
  Total Revenues                       25,243          24,872         25,209
                                  -----------      ----------    -----------
Expenses:
 Asset Management Fee-General
Partner                                50,319          50,458         50,592
 General and Administrative:
  General Partner                       8,991           8,109          8,849
  Other                                11,373          10,618         12,575
 Amortization                           5,719           8,602          6,070
                                  -----------      ----------   ------------
  Total Expenses                       76,402          77,787         78,086
                                  -----------      ----------   ------------
Loss Before Equity in Losses
 of Project Partnerships              (51,159)        (52,915)       (52,877)
Equity in Losses of Project
 Partnerships                        (496,765)       (517,316)      (459,629)
                                  ----------       ----------    -----------
Net Loss                          $  (547,924)      $(570,231)    $ (512,506)
                                  ===========       ==========    ===========
Allocation of Net Loss:
 Assignees                        $  (542,445)      $(564,529)    $ (507,381)
 General Partners                      (5,479)         (5,702)        (5,125)
                                  -----------       ----------    -----------
                                  $  (547,924)      $(570,231)    $ (512,506)
                                  ===========      ==========    ===========
Net Loss Per Beneficial
Assignee Certificate              $    (86.74)      $  (90.27)    $   (81.13)
Number of Beneficial Assignee    ============      ==========    ===========
Certificates Outstanding                6,254          6,254          6,254
                                 ============      ==========    ===========


              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                       FOR THE YEARS ENDED MARCH 31,

SERIES 10                          2000             1999           1998
                                   ----             ----           ----
Revenues:
 Interest Income                   $   24,705     $    24,421     $   24,885
 Other Income                               0               0              0
                                  -----------      ----------    -----------
  Total Revenues                       24,705          24,421         24,885
                                  -----------      ----------    -----------
Expenses:
 Asset Management Fee-General
Partner                                34,309          34,427         34,101
 General and Administrative:
  General Partner                       5,619           5,068          5,531
  Other                                 8,382           7,500          9,031
 Amortization                           5,622           4,931          5,818
                                   ----------      ----------    -----------
  Total Expenses                       53,932          51,926         54,481
                                   ----------      ----------    -----------
Loss Before Equity in Losses
 of Project Partnerships              (29,227)        (27,505)       (29,596)
Equity in Losses of Project
 Partnerships                        (299,182)       (237,276)      (195,183)
                                   ----------      ----------    -----------
Net Loss                            $(328,409)      $(264,781)    $ (224,779)
                                   ==========      ==========    ===========
Allocation of Net Loss:
 Assignees                          $(325,125)      $(262,133)    $ (222,531)
 General Partners                      (3,284)         (2,648)        (2,248)
                                   ----------      ----------    -----------
                                    $(328,409)      $(264,781)    $ (224,779)
                                   ==========      ==========    ===========
Net Loss Per Beneficial
Assignee Certificate                $  (64.47)      $  (51.98)    $   (44.13)
Number of Beneficial Assignee      ==========      ==========    ===========
Certificates Outstanding                5,043           5,043          5,043
                                   ==========      ==========    ===========


              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                       FOR THE YEARS ENDED MARCH 31,

SERIES 11                          2000             1999           1998
                                   ----             ----           ----
Revenues:
 Interest Income                   $   27,431     $    27,001    $    26,502
 Other Income                               0               0              0
                                  -----------     -----------    -----------
  Total Revenues                       27,431          27,001         26,502
                                  -----------     -----------    -----------
Expenses:
 Asset Management Fee-General
Partner                                28,465          27,721         27,281
 General and Administrative:
  General Partner                       4,495           4,054          4,424
  Other                                 7,609           7,007          8,124
 Amortization                           8,294          11,962          6,492
                                  -----------     -----------    -----------
  Total Expenses                       48,863          50,744         46,321
                                  -----------     -----------    -----------

Loss Before Equity in Losses
 of Project Partnerships              (21,432)        (23,743)       (19,819)
Equity in Losses of Project
 Partnerships                        (143,181)       (128,802)      (163,364)
                                   ----------      ----------    -----------
Net Loss                            $(164,613)      $(152,545)    $ (183,183)
                                   ==========      ==========    ===========
Allocation of Net Loss:
 Assignees                          $(162,967)      $(151,020)    $ (181,351)
 General Partners                      (1,646)         (1,525)        (1,832)
                                   ----------      ----------    -----------
                                    $(164,613)      $(152,545)    $ (183,183)
                                   ==========      ==========    ===========
Net Loss Per Beneficial
Assignee Certificate                $  (31.79)      $  (29.46)    $   (35.37)
Number of Beneficial Assignee      ==========      ==========    ===========
Certificates Outstanding                5,127           5,127          5,127
                                   ==========      ==========    ===========



              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                       FOR THE YEARS ENDED MARCH 31,

TOTAL SERIES 7 - 11                2000             1999          1998
                                   ----             ----          ----
Revenues:
 Interest Income                   $  166,703      $  165,608    $  168,175
 Other Income                          10,346               0             0
                                  -----------     -----------   -----------
  Total Revenues                      177,049         165,608       168,175
                                  -----------     -----------   -----------
Expenses:
 Asset Management Fee-General
Partner                               292,700         292,746       292,598
 General and Administrative:
  General Partner                      49,822          44,936        49,039
  Other                                65,834          60,169        72,457
 Amortization                          42,886          60,761        54,728
                                 ------------    ------------   -----------
  Total Expenses                      451,242         458,612       468,822
                                 ------------    ------------   -----------
Loss Before Equity in Losses
 of Project Partnerships             (274,193)       (293,004)     (300,647)
Equity in Losses of Project
 Partnerships                      (2,569,781)     (2,562,221)   (2,691,622)
                                -------------   -------------  ------------
Net Loss                         $ (2,843,974)   $ (2,855,225)  $(2,992,269)
                                =============   =============  ============
Allocation of Net Loss:
 Assignees                       $ (2,815,535)   $ (2,826,674)  $(2,962,346)
 General Partners                     (28,439)        (28,551)      (29,923)
                                -------------   -------------  ------------
                                 $ (2,843,974)   $ (2,855,225)  $(2,992,269)
                                =============   =============  ============

              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                 STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

            FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998:



                                Limited         General
SERIES 7                        Partners        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1997       $ 5,025,507    $   (41,437)     $ 4,984,070

Net Loss                         (1,000,754)       (10,109)      (1,010,863)
                               ------------    ------------    ------------

Balance at March 31, 1998         4,024,753        (51,546)       3,973,207

Net Loss                           (804,304)        (8,124)        (812,428)
                               ------------    ------------    ------------

Balance at March 31, 1999         3,220,449        (59,670)       3,160,779

Net Loss                           (550,179)        (5,557)        (555,736)
                               ------------    ------------    ------------

Balance at March 31, 2000       $ 2,670,270    $   (65,227)     $ 2,605,043
                              =============    ============    ============


      See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                 STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

            FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998:



                                Limited         General
SERIES 8                        Partners        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1997        $ 5,227,849   $   (35,704)     $ 5,192,145

Net Loss                          (1,050,329)      (10,609)      (1,060,938)
                               ------------    ------------    ------------

Balance at March 31, 1998         4,177,520        (46,313)       4,131,207

Net Loss                         (1,044,688)       (10,552)      (1,055,240)
                               ------------    ------------    ------------

Balance at March 31, 1999         3,132,832        (56,865)       3,075,967

Net Loss                         (1,234,819)       (12,473)      (1,247,292)
                               ------------    ------------     -----------

Balance at March 31, 2000       $ 1,898,013    $   (69,338)     $ 1,828,675
                               ============    ============    ============


      See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                 STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

            FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998:



                                Limited         General
SERIES 9                        Partners        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1997       $ 4,177,521    $   (13,194)     $ 4,164,327

Net Loss                           (507,381)        (5,125)        (512,506)
                               ------------    ------------    ------------

Balance at March 31, 1998         3,670,140        (18,319)       3,651,821

Net Loss                           (564,529)        (5,702)        (570,231)
                               ------------    ------------    ------------

Balance at March 31, 1999         3,105,611        (24,021)       3,081,590

Net Loss                           (542,445)        (5,479)        (547,924)
                               ------------   -------------    ------------

Balance at March 31, 2000       $ 2,563,166    $   (29,500)     $ 2,533,666
                               ============   =============    ============


      See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                 STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

            FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998:



                                Limited         General
SERIES 10                       Partners        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1997       $ 3,938,729    $    (4,841)     $ 3,933,888

Net Loss                           (222,531)        (2,248)        (224,779)
                               ------------    ------------    ------------

Balance at March 31, 1998         3,716,198         (7,089)       3,709,109

Net Loss                           (262,133)        (2,648)        (264,781)
                               ------------    ------------    ------------

Balance at March 31, 1999         3,454,065         (9,737)       3,444,328

Net Loss                           (325,125)        (3,284)        (328,409)
                               ------------    ------------    ------------

Balance at March 31, 2000       $ 3,128,940    $   (13,021)    $  3,115,919
                               ============    ============    ============


      See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                 STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

            FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998:



                                Limited         General
SERIES 11                       Partners        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1997       $ 4,452,477    $    (1,481)     $ 4,450,996

Net Loss                           (181,351)        (1,832)        (183,183)
                               ------------    ------------    ------------

Balance at March 31, 1998         4,271,126         (3,313)       4,267,813

Net Loss                           (151,020)        (1,525)        (152,545)
                               ------------    ------------    ------------

Balance at March 31, 1999         4,120,106         (4,838)       4,115,268

Net Loss                           (162,967)        (1,646)        (164,613)
                               ------------    ------------    ------------

Balance at March 31, 2000       $ 3,957,139    $    (6,484)     $ 3,950,655
                               ============    ============    ============



      See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                 STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

            FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998:



                                Limited         General
TOTAL SERIES 7 - 11             Partners        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1997      $ 22,822,083    $   (96,657)    $ 22,725,426

Net Loss                         (2,962,346)       (29,923)      (2,992,269)
                               ------------    ------------    ------------

Balance at March 31, 1998        19,859,737       (126,580)      19,733,157

Net Loss                         (2,826,674)       (28,551)      (2,855,225)
                               ------------    ------------    ------------

Balance at March 31, 1999        17,033,063       (155,131)      16,877,932

Net Loss                         (2,815,535)       (28,439)      (2,843,974)
                               ------------    ------------    ------------

Balance at March 31, 2000      $ 14,217,528    $  (183,570)    $ 14,033,958
                               ============    ============    ============


      See accompanying notes to financial statements.


                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998:
SERIES 7                               2000          1999          1998
--------                               ----          ----          ----
Cash Flows from Operating
Activities:
  Net Loss                           $ (555,736)   $ (812,428)  $(1,010,863)
  Adjustments to Reconcile Net
  Loss to Net Cash Used in
  Operating Activities:
   Amortization                          14,196        19,200        21,646
   Accreted Interest Income on
   Investments in Securities            (30,291)      (31,130)      (32,118)
   Equity in Losses of Project
   Partnerships                         471,721       718,721       909,991
   Interest Income from
   Redemption of Securities              19,227        15,558        11,911
   Distributions Included in
   Other Income                          (7,586)            0             0
   Changes in Operating Assets
   and Liabilities:
    Increase in Payable to
    General Partners                     46,093        38,417        48,413
                                     ----------    ----------   -----------
     Net Cash Used in Operating
     Activities                         (42,376)      (51,662)      (51,020)
                                     ----------    ----------   -----------
Cash Flows from Investing
Activities:
 Distributions Received from
 Project Partnerships                    33,446        30,427        34,057
 Redemption of Investment in
 Securities                              33,773        34,442        35,089
                                    -----------   -----------   -----------
     Net Cash Provided by
     Investing Activities                67,219        64,869        69,146
                                    -----------   -----------   -----------

Increase in Cash and
  Cash Equivalents                       24,843        13,207        18,126
Cash and Cash Equivalents at
Beginning of Year                       299,313       286,106       267,980
                                    -----------   -----------   -----------
Cash   and  Cash  Equivalents   at
End of Year                          $  324,156    $  299,313    $  286,106
                                     ==========   ===========   ===========

              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998:
SERIES 8                               2000          1999          1998
--------                               ----          ----          ----
Cash Flows from Operating
Activities:
  Net Loss                         $(1,247,292)  $(1,055,240)  $(1,060,938)
  Adjustments to Reconcile Net
  Loss to Net Cash Used in
  Operating Activities:
   Amortization                          9,055        16,066        14,702
   Accreted Interest Income on
   Investments in Securities           (27,199)      (27,959)      (28,861)
   Equity in Losses of Project
   Partnerships                      1,158,932       960,106       963,455
   Interest Income from
   Redemption of Securities             15,938        12,705         9,582
   Distributions Included in
   Other Income                         (2,760)            0             0
   Changes in Operating Assets
   and Liabilities:
    Increase in Payable to
    General Partners                    50,950        43,419        56,142
                                     ----------    ----------   -----------
     Net Cash Used in Operating
     Activities                        (42,376)      (50,903)      (45,918)
                                     ----------    ----------   -----------
Cash Flows from Investing
Activities:
  Decrease in Receivable
  from Project Partnerships                  0             0           453
  Distributions Received from
  Project Partnerships                  24,159        19,483        27,736
  Redemption of Investment in
  Securities                            32,062        32,295        32,418
                                    -----------   -----------   -----------
     Net Cash Provided by
     Investing Activities               56,221        51,778        60,607
                                    -----------   -----------   -----------

Increase in Cash and
  Cash Equivalents                      13,845           875        14,689
Cash and Cash Equivalents at
Beginning of Year                      411,602       410,727       396,038
                                    -----------   -----------   -----------
Cash   and  Cash  Equivalents   at
End of Year                         $  425,447    $  411,602    $  410,727
                                    ===========   ===========   ===========


              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998:
SERIES 9                               2000          1999          1998
--------                               ----          ----          ----
Cash Flows from Operating
Activities:
  Net Loss                          $ (547,924)   $ (570,231)   $ (512,506)
  Adjustments to Reconcile Net
  Loss to Net Cash Used in
  Operating Activities:
   Amortization                          5,719         8,602         6,070
   Accreted Interest Income on
   Investments in Securities           (16,413)      (16,924)      (17,585)
   Equity in Losses of Project
   Partnerships                        496,765       517,316       459,629
   Interest Income from
   Redemption of Securities              8,693         6,769         5,203
   Distributions Include in
   Other Income                              0             0             0
   Changes in Operating Assets
   and Liabilities:
    Increase in Payable to
    General Partners                    32,902        28,946        35,392
                                    -----------   -----------   -----------
     Net Cash Used in Operating
     Activities                        (20,258)      (25,522)      (23,797)
                                    -----------   -----------   -----------
Cash Flows from Investing
Activities:
  Distributions Received from
  Project Partnerships                  12,297        18,805        19,291
  Redemption of Investment in
  Securities                            22,307        22,231        22,797
                                    -----------   -----------   -----------
     Net Cash Provided by
     Investing Activities               34,604        41,036        42,088
                                    -----------    ----------   -----------

Increase in Cash and
  Cash Equivalents                      14,346        15,514        18,291
Cash and Cash Equivalents at
Beginning of Year                      195,618       180,104       161,813
                                    -----------   -----------   -----------
Cash   and  Cash  Equivalents   at
End of Year                         $  209,964    $  195,618    $  180,104
                                    ===========   ===========   ===========

              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998:
SERIES 10                              2000          1999          1998
--------                               ----          ----          ----
Cash Flows from Operating
Activities:
  Net Loss                         $  (328,409)   $ (264,781)   $ (224,779)
  Adjustments to Reconcile Net
  Loss to Net Cash Used in
  Operating Activities:
   Amortization                          5,622         4,931         5,818
   Accreted Interest Income on
   Investments in Securities           (15,114)      (15,540)      (15,796)
   Equity in Losses of Project
   Partnerships                        299,182       237,276       195,183
   Interest Income from
   Redemption of Securities              7,223         6,057         4,355
   Distributions Included in
   Other Income                              0             0             0
   Changes in Operating Assets
   and Liabilities:
    Increase in Payable to
    General Partners                     6,932         4,273        10,130
                                    -----------   -----------   -----------
     Net Cash Used in Operating
     Activities                        (24,564)      (27,784)      (25,089)
                                    -----------   -----------   -----------
Cash Flows from Investing
Activities:
  Distributions Received from
  Project Partnerships                  17,291        23,972        17,848
  Decrease in Payable -
   Project Partnerships                      0             0        (7,712)
  Redemption of Investment in
  Securities                            16,777        17,943        17,645
                                     ----------    ----------   -----------
     Net Cash Provided by
     Investing Activities               34,068        41,915        27,781
                                     ----------    ----------   -----------

Increase in Cash and
  Cash Equivalents                       9,504        14,131         2,692
Cash and Cash Equivalents at
Beginning of Year                      216,566       202,435       199,743
                                     ----------    ----------   -----------
Cash   and  Cash  Equivalents   at
End of Year                          $ 226,070     $ 216,566    $  202,435
                                     ==========    ==========   ===========

              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998:
SERIES 11                              2000          1999          1998
--------                               ----          ----          ----
Cash Flows from Operating
Activities:
  Net Loss                           $(164,613)  $  (152,545)   $ (183,183)
  Adjustments to Reconcile Net
  Loss to Net Cash Used in
  Operating Activities:
   Amortization                          8,294        11,962         6,492
   Accreted Interest Income on
   Investments in Securities           (17,584)      (17,832)      (18,209)
   Equity in Losses of Project
   Partnerships                        143,181       128,802       163,364
   Interest Income from
   Redemption of Securities              7,629         6,127         4,426
   Distributions Include in
   Other Income                              0             0             0
   Changes in Operating Assets
   and Liabilities:
    Increase in Payable to
    General Partners                      (411)         1,765        10,635
                                    -----------   -----------   -----------
     Net Cash Used in Operating
     Activities                        (23,504)       (21,721)      (16,475)
                                   ------------  ------------   -----------
Cash Flows from Investing
Activities:
 Distributions Received from
 Project Partnerships                   14,983         19,674        38,714
 Redemption of Investment in
 Securities                             16,371         16,873        16,574
                                    -----------   -----------   -----------
     Net Cash Provided by
     Investing Activities               31,354         36,547        55,288
                                    -----------   -----------   -----------
Increase in Cash and
  Cash Equivalents                       7,850         14,826        38,813
Cash and Cash Equivalents at
Beginning of Year                      223,024        208,198       169,385
                                    -----------   -----------   -----------
Cash   and  Cash  Equivalents   at
End of Year                         $  230,874     $  223,024    $  208,198
                                    ===========   ===========   ===========
              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998:
TOTAL SERIES 7 - 11                    2000          1999          1998
--------                               ----          ----          ----
Cash Flows from Operating
Activities:
  Net Loss                         $(2,843,974)  $(2,855,225)  $(2,992,269)
  Adjustments to Reconcile Net
  Loss to Net Cash Used in
  Operating Activities:
   Amortization                         42,886        60,761        54,728
   Accreted Interest Income on
   Investments in Securities          (106,601)     (109,385)     (112,569)
   Equity in Losses of Project
   Partnerships                      2,569,781     2,562,221     2,691,622
   Interest Income from
   Redemption of Securities             58,710        47,216        35,477
   Distributions Included in
   Other Income                        (10,346)            0             0
   Changes in Operating Assets
   and Liabilities:
    Increase in Payable to
    General Partners                   136,466       116,820       160,712
                                    -----------   -----------   -----------
     Net Cash Used in Operating
     Activities                       (153,078)     (177,592)     (162,299)
                                    -----------   -----------   -----------
Cash Flows from Investing
Activities:
  Decrease in Receivable from
   Project Partnerships                      0             0           453
  Distributions Received from
  Project Partnerships                 102,176       112,361       137,646
  Increase (Decrease) in Payable
   Project Partnerships                      0             0        (7,712)
  Redemption of Investment in
  Securities                           121,290       123,784       124,523
                                    -----------   -----------   -----------
     Net Cash Provided by
     Investing Activities              223,466       236,145       254,910
                                   -----------   -----------   -----------

Increase in Cash and                    70,388        58,553        92,611
  Cash Equivalents
Cash and Cash Equivalents at         1,346,123     1,287,570     1,194,959
Beginning of Year                   -----------   -----------   -----------

Cash   and  Cash  Equivalents at    $1,416,511    $1,346,123    $1,287,570
End of Year                         ===========   ===========   ===========


              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                       NOTES TO FINANCIAL STATEMENTS

                      MARCH 31, 2000, 1999  AND 1998

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

Change in Accounting Principles

    Four of the Project Partnerships changed their method of accounting for depreciating their buildings from the straight line to the declining balance method. The effect of this change was reported as a cumulative effect of a Change in Accounting Principle. The change increased the net losses reported by the Project Partnerships by $492,138.

Reclassifications

    For comparability, the 1998 and 1999 figures have been reclassified, where appropriate, to conform with the financial statement presentation used in 2000.


NOTE 3 - INVESTMENT IN SECURITIES:

   The March 31, 2000 Balance Sheet includes Investment in Securities consisting of U.S. Treasury Security Strips which represents their cost, plus accreted interest income of $168,743 for Series 7, $145,919 for Series 8, $82,562 for Series 9, $71,651 for Series 10 and $81,026 for Series 11.


                                                          Gross Unrealized
                   Estimated Market       Cost Plus          Gains and
                         Value        Accreted Interest       (Losses)
                   -----------------  -----------------   ----------------
Series 7                  $  425,796         $  410,315          $   15,481
Series 8                     398,214            390,031               8,183
Series 9                     258,400            260,321             (1,921)
Series 10                    218,032            212,043               5,989
Series 11                    246,717            232,976              13,741


 As of March 31, 2000, the cost and accreted interest of debt securities by contractual maturities is as follows:

                                  Series 7       Series 8       Series 9
                                  --------       --------       --------
Due with 1 year                     $  54,067      $  51,329      $  30,560
After 1 year through 5 years          208,954        195,438        118,882
After 5 years through 10 years        147,294        143,264        110,879
After 10 years                              0              0              0
                                    ---------      ---------      ---------
  Total Amount Carried on
Balance Sheet                       $ 410,315      $ 390,031      $ 260,321
                                    =========      =========      =========

                                 Series 10      Series 11        Total
                                  --------       --------       --------
Due with 1 year                     $  23,784      $  24,571     $  184,311
After 1 year through 5 years           88,377         97,396        709,047
After 5 years through 10 years         99,882        111,009        612,328
After 10 years                              0              0              0
                                    ---------      ---------      ---------
  Total Amount Carried on
Balance Sheet                      $ 212,043       $ 232,976     $1,505,686
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

  For the periods ended March 31, 2000, 1999, and 1998 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

 Asset Management Fee - The Managing General Partner is entitled to receive an annual asset management fee equal to the greater of (i) $2,000 for each limited partnership in which Gateway invests, as adjusted by the Consumer Price Index, or (ii) 0.275% of Gateway's gross proceeds from the sale of limited partnership interests. In either event (i) or (ii), the maximum amount may not exceed 0.2% of the aggregate cost (Gateway's capital contribution plus Gateway's share of the Properties' mortgage) of Gateway's interest in properties owned by the Project Partnerships. The asset management fee will be paid only after all other expenses of Gateway have been paid. These fees are included in the Statement of Operations.


                         2000               1999                1998
                         ----               ----                ----
Series 7                    $ 87,952          $  88,207           $  88,433
Series 8                      91,655             91,933              92,191
Series 9                      50,319             50,458              50,592
Series 10                     34,309             34,427              34,101
Series 11                     28,465             27,721              27,281
                           ---------          ---------           ---------
Total                      $ 292,700          $ 292,746           $ 292,598
                           =========          =========           =========

  General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an
accountable   basis.   This  expense  is  included  in  the  Statement   of
Operations.

                         2000               1999                1998
                         ----               ----                ----
Series 7                   $  14,609          $  13,177           $  14,380
Series 8                      16,108             14,528              15,855
Series 9                       8,991              8,109               8,849
Series 10                      5,619              5,068               5,531
Series 11                      4,495              4,054               4,424
                           ---------          ---------           ---------
Total                      $  49,822          $  44,936           $  49,039
                           =========          =========           =========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

SERIES 7
   As of March 31, 2000, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 39 Project Partnerships which own and operate government assisted multi-family housing complexes.
   Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

  The following is a summary of Investments in Project Partnerships as of:

                                             MARCH 31, 2000 MARCH 31, 1999
                                             -------------- --------------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships       $ 7,732,089     $ 7,732,089

Cumulative equity in losses of Project
Partnerships (1)                                 (5,973,368)     (5,501,647)

Cumulative distributions received from
Project Partnerships                               (157,551)       (131,691)
                                                -----------     -----------
Investment in Project Partnerships before
Adjustment                                        1,601,170       2,098,751

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      793,335         793,335
 Accumulated amortization of acquisition
fees and expenses                                  (156,777)       (142,581)
                                               ------------    ------------

Investments in Project Partnerships             $ 2,237,728     $ 2,749,505
                                               ============    ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $650,567 for the year ended March 31, 2000 and cumulative suspended losses of $253,692 for the year ended March 31, 1999 are not included.



NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 8

   As of March 31, 2000, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 43 Project Partnerships which own and operate government assisted multi-family housing complexes.
   Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

  The following is a summary of Investments in Project Partnerships as of:
                                             MARCH 31, 2000 MARCH 31, 1999
                                             -------------- --------------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships       $ 7,586,105      $7,586,105

Cumulative equity in losses of Project
Partnerships (1)                                 (6,491,127)     (5,332,195)

Cumulative distributions received from
Project Partnerships                               (125,604)       (104,205)
                                                -----------     -----------
Investment in Project Partnerships before
Adjustment                                          969,374       2,149,705

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      549,773         549,773
 Accumulated amortization of acquisition
fees and expenses                                   (95,959)        (86,904)
                                                -----------     -----------

Investments in Project Partnerships             $ 1,423,188      $2,612,574
                                                ===========     ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $678,455 for the year ended March 31, 2000 and cumulative suspended losses of $248,712 for the year ended March 31, 1999 are not included.


NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 9
   As of March 31, 2000, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 24 Project Partnerships which own and operate government assisted multi-family housing complexes.
   Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

  The following is a summary of Investments in Project Partnerships as of:

                                             MARCH 31, 2000 MARCH 31, 1999
                                             -------------- --------------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships       $ 4,914,116      $4,914,116

Cumulative equity in losses of Project
Partnerships (1)                                 (2,725,940)      (2,229,175)

Cumulative distributions received from
Project Partnerships                                (85,736)        (73,439)
                                                ----------      -----------
Investment in Project Partnerships before
Adjustment                                        2,102,440      2,611,502

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      244,087         244,087
 Accumulated amortization of acquisition
fees and expenses                                   (42,655)        (36,936)
                                               ------------     -----------

Investments in Project Partnerships              $2,303,872      $2,818,653
                                               ============     ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $78,588 for the year ended March 31, 2000.


NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 10
   As of March 31, 2000, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 15 Project Partnerships which own and operate government assisted multi-family housing complexes.
   Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

  The following is a summary of Investments in Project Partnerships as of:

                                             MARCH 31, 2000 MARCH 31, 1999
                                             -------------- --------------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships        $3,914,672      $3,914,672

Cumulative equity in losses of Project
Partnerships                                     (1,211,760)       (912,578)

Cumulative distributions received from
Project Partnerships                               (100,617)        (83,326)
                                                -----------     -----------
Investment in Project Partnerships before
Adjustment                                        2,602,295       2,918,768

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      196,738         196,738
 Accumulated amortization of acquisition
fees and expenses                                   (34,636)        (29,014)
                                                -----------     -----------

Investments in Project Partnerships              $2,764,397      $3,086,492
                                                ===========     ===========




NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 11
   As of March 31, 2000, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 12 Project Partnerships which own and operate government assisted multi-family housing complexes.
   Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.
  The following is a summary of Investments in Project Partnerships as of:

                                             MARCH 31, 2000 MARCH 31, 1999
                                             -------------- --------------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships        $4,128,042      $4,128,042

Cumulative equity in losses of Project
Partnerships                                       (762,026)       (618,845)

Cumulative distributions received from
Project Partnerships                                (78,466)        (63,483)
                                                -----------     -----------
Investment in Project Partnerships before
Adjustment                                        3,287,550       3,445,714

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      290,335         290,335
 Accumulated amortization of acquisition
fees and expenses                                   (43,048)        (34,754)
                                                -----------     -----------

Investments in Project Partnerships              $3,534,837      $3,701,295
                                                ===========     ===========



NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

  The following is a summary of Investments in Project Partnerships:

TOTAL SERIES 7 - 11                          MARCH 31, 2000 MARCH 31, 1999
                                             -------------- --------------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships       $28,275,024     $28,275,024

Cumulative equity in losses of Project
Partnerships                                    (17,164,221)    (14,594,440)

Cumulative distributions received from
Project Partnerships                               (547,974)       (456,144)
                                                -----------     -----------
Investment in Project Partnerships before
Adjustment                                       10,562,829      13,224,440

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                    2,074,268       2,074,268
 Accumulated amortization of acquisition
fees and expenses                                  (373,075)       (330,189)
                                               ------------    ------------

Investments in Project Partnerships             $12,264,022     $14,968,519
                                               ============    ============

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
                                                 DECEMBER 31,
                                      1999           1998           1997
SERIES 7                              ----           ----           ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                    $ 3,174,516     $ 2,818,522  $ 2,587,261
  Investment properties, net         35,142,349      36,566,384   37,959,499
  Other assets                           28,061          24,358       51,276
                                   ------------    ------------  -----------
    Total assets                    $38,344,926     $39,409,264  $40,598,036
                                   ============    ============  ===========
Liabilities and Partners' Equity:
  Current liabilities               $   900,937     $   889,644  $ 1,002,429
  Long-term debt                     36,610,170      36,738,581   36,852,852
                                   ------------    ------------  -----------
    Total liabilities                37,511,107      37,628,225   37,855,281

Partners' equity
  Gateway                               899,796       1,804,934    2,725,255
  General Partners                      (65,977)        (23,895)      17,500
                                   ------------    ------------  -----------
    Total Partners' equity              833,819       1,781,039    2,742,755

    Total liabilities and
partners' equity                    $38,344,926     $39,409,264  $40,598,036
                                   ============    ============  ===========
SUMMARIZED STATEMENTS OF
OPERATIONS
Rental and other income             $ 5,950,865     $ 5,853,646  $ 5,716,581
Expenses:
  Operating expenses                  2,715,749       2,634,551    2,523,961
  Interest expense                    2,609,929       2,592,462    2,580,836
  Depreciation and amortization       1,502,758       1,525,659    1,573,077
                                   ------------    ------------  -----------
    Total expenses                    6,828,436       6,752,672    6,677,874
                                   ------------    ------------  -----------
      Net loss                      $  (877,571)    $  (899,026)  $ (961,293)
                                   ============    ============  ===========
Other partners' share of net loss   $    (8,975)    $    (8,990)  $   (9,613)
                                   ============    ============  ===========
Partnership's share of net loss     $  (868,596)    $  (890,036)  $ (951,680)

Suspended losses                        396,875         171,315       41,689
                                   ------------    ------------  -----------
Equity in Losses of Project
Partnerships                        $  (471,721)     $ (718,721)  $ (909,991)
                                   ============    ============  ===========
As of December 31, 1999, the largest Project Partnership constituted 5.3% and 5.4%, and as of December 31, 1998 the largest Project Partnership constituted 5.3% and 5.4% of the combined total assets by series and combined total revenues by series, respectively.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
                                                 DECEMBER 31,
                                       1999         1998          1997
SERIES 8                               ----         ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                    $ 2,763,988   $ 2,460,610   $ 2,220,607
  Investment properties, net         37,198,365    39,241,181    40,801,033
  Other assets                           43,163        40,175        40,006
                                    ------------  ------------  ------------
    Total assets                    $40,005,516   $41,741,966   $43,061,646
                                   ============  ============  ============
Liabilities and Partners' Equity:
  Current liabilities               $ 1,230,881   $ 1,168,937   $ 1,179,934
  Long-term debt                     38,627,538    38,768,476    38,898,362
                                   ------------  ------------  ------------
    Total liabilities                39,858,419    39,937,413    40,078,296

Partners' equity
  Gateway                               329,035     1,940,983     3,069,347
  General Partners                     (181,938)     (136,430)      (85,997)
                                   ------------  ------------  ------------
    Total Partners' equity              147,097     1,804,553     2,983,350

    Total liabilities and
partners' equity                    $40,005,516   $41,741,966   $43,061,646
                                   ============  ============  ============
SUMMARIZED STATEMENTS OF
OPERATIONS
Rental and other income              $5,939,426    $5,806,108   $ 5,753,648
Expenses:
  Operating expenses                  2,693,468     2,633,059     2,445,185
  Interest expense                    2,746,735     2,707,720     2,712,456
  Depreciation and amortization       2,101,828     1,609,164     1,627,815
                                    ------------  ------------  ------------
    Total expenses                    7,542,031     6,949,943     6,785,456
                                   ------------  ------------  ------------
      Net loss                      $(1,602,605)  $(1,143,835)  $(1,031,808)
                                   ============  ============  ============
Other partners' share of net loss   $   (13,930)  $   (14,398)  $   (13,042)
                                   ============  ============  ============
Partnership's share of net loss     $(1,588,675)  $(1,129,437)  $(1,018,766)

Suspended losses                        429,743       169,331        55,311
                                   ------------  ------------  ------------
Equity in Losses of Project
Partnerships                        $(1,158,932)  $  (960,106)  $  (963,455)
                                   ============  ============  ============

As of December 31, 1999, the largest Project Partnership constituted 5.8% and 5.8%, and as of December 31, 1998 the largest Project Partnership constituted 5.6% and 5.8% of the combined total assets by series and combined total revenues by series, respectively.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
                                                DECEMBER 31,
                                      1999          1998          1997
SERIES 9                              ----          ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                   $ 1,649,874    $ 1,596,913   $ 1,431,278
  Investment properties, net        20,988,415     21,797,627    22,640,398
  Other assets                           4,865          2,992         8,956
                                   ------------   ------------  ------------
    Total assets                   $22,643,154    $23,397,532   $24,080,632
                                  ============   ============  ============
Liabilities and Partners' Equity:
  Current liabilities              $   337,306    $   382,099   $   424,314
  Long-term debt                    20,450,051     20,519,847    20,587,632
                                  -------------   ------------  ------------
    Total liabilities               20,787,357     20,901,946    21,011,946

Partners' equity
  Gateway                            2,011,160      2,601,324     3,136,984
  General Partners                    (155,363)      (105,738)      (68,298)
                                  ------------    -----------  ------------
    Total Partners' equity           1,855,797      2,495,586     3,068,686

    Total liabilities and          $22,643,154    $23,397,532   $24,080,632
partners' equity                  ============    ===========  ============

SUMMARIZED STATEMENTS OF
OPERATIONS
Rental and other income            $ 2,998,599    $3,021,660    $ 2,994,649
Expenses:
  Operating expenses                 1,395,335     1,307,962      1,203,597
  Interest expense                   1,353,859     1,348,605      1,353,615
  Depreciation and amortization        842,272     1,348,605        901,709
                                  ------------    ----------   ------------
    Total expenses                   3,591,466     3,544,202      3,458,921
                                  ------------   ------------  ------------
      Net loss                     $  (592,867)   $ (522,542)   $  (464,272)
                                  ============   ------------  ============
Other partners' share of net loss  $   (17,514)   $   (5,226)   $    (4,643)
                                   ===========   ============  ============
Partnership's share of net loss    $  (575,353)   $ (517,316)   $  (459,629)

Suspended losses                        78,588             0              0
                                  ------------   -----------   ------------
Equity in Losses of Project
Partnerships                       $  (496,765)   $ (517,316)   $  (459,629)
                                  ============   ===========   ============

As of December 31, 1999, the largest Project Partnership constituted 7.4% and 7.0%, and as of December 31, 1998 the largest Project Partnership constituted 7.2% and 6.8% of the combined total assets by series and combined total revenues by series, respectively.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
                                                DECEMBER 31,
                                      1999          1998          1997
SERIES 10                             ----          ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                    $ 1,294,767   $ 1,270,741   $ 1,165,222
  Investment properties, net         14,764,707    15,240,067    15,705,282
  Other assets                            3,460         8,016        14,855
                                    -----------  ------------  ------------
    Total assets                    $16,062,934   $16,518,824   $16,885,359
                                    ===========  ============  ============
Liabilities and Partners' Equity:
  Current liabilities               $   251,800   $   275,876   $   288,837
  Long-term debt                     13,373,440    13,433,274    13,487,607
                                   -----------   ------------  ------------
    Total liabilities                13,625,240    13,709,150    13,776,444

Partners' equity
  Gateway                             2,608,619     2,928,985     3,186,296
  General Partners                     (170,925)     (119,311)      (77,381)
                                   ------------  ------------  ------------
    Total Partners' equity            2,437,694    2,809,674     3,108,915

    Total liabilities and
partners' equity                    $16,062,934  $16,518,824   $16,885,359
                                   ============  ============  ============
SUMMARIZED STATEMENTS OF
OPERATIONS
Rental and other income             $ 1,907,138  $ 1,942,492   $ 1,888,003
Expenses:
  Operating expenses                    943,618      880,214       798,454
  Interest expense                      764,983      791,764       771,088
  Depreciation and amortization         502,179      511,296       511,020
                                    -----------  ------------  ------------
    Total expenses                    2,210,780    2,183,274     2,080,562
                                    -----------  ------------  ------------
      Net loss                      $  (303,642)  $ (240,782)  $  (192,559)
                                    ===========  ============  ============
Other partners' share of net loss   $    (4,460)  $   (3,506)  $     2,624
                                    ===========  ============  ============
Partnership's share of net loss     $  (299,182)  $ (237,276)  $  (195,183)

Suspended losses                              0            0             0
                                    -----------  ------------  ------------
Equity in Losses of Project
Partnerships                        $  (299,182)  $ (237,276)  $  (195,183)
                                   ===========   ===========   ============

As of December 31, 1999, the largest Project Partnership constituted 10.9% and 11.9%, and as of December 31, 1998 the largest Project Partnership constituted 10.7% and 11.7% of the combined total assets by series and combined total revenues by series, respectively.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
                                                DECEMBER 31,
                                      1999          1998          1997
SERIES 11                             ----          ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                    $ 1,150,315  $  1,039,049   $   875,564
  Investment properties, net         13,078,577    13,528,369    13,991,257
  Other assets                           15,108        19,462        24,358
                                   ------------  ------------  ------------
    Total assets                    $14,244,000   $14,586,880   $14,891,179
                                   ============  ============  ============
Liabilities and Partners' Equity:
  Current liabilities               $   339,188   $   347,126   $   390,123
  Long-term debt                     10,630,905    10,743,507    10,825,000
                                   ------------  ------------  ------------
    Total liabilities                10,970,093    11,090,633    11,215,123

Partners' equity
  Limited Partner                     3,295,200     3,454,866     3,603,675
  General Partners                      (21,293)       41,381        72,381
                                   ------------  ------------  ------------
    Total Partners' equity            3,273,907     3,496,247     3,676,056

    Total liabilities and
partners' equity                    $14,244,000   $14,586,880   $14,891,179
                                   ============  ============  ============
SUMMARIZED STATEMENTS OF
OPERATIONS
Rental and other income              $1,731,125   $ 1,730,200   $ 1,668,431
Expenses:
  Operating expenses                    849,882       852,221       785,590
  Interest expense                      522,499       510,366       556,791
  Depreciation and amortization         516,489       510,062       506,631
                                   ------------  ------------  ------------
    Total expenses                    1,888,870     1,872,649     1,849,012
                                   ------------  ------------  ------------
      Net loss                      $  (157,745)  $  (142,449)  $  (180,581)
                                   ============  ============  ============
Other partners' share of net loss   $   (14,564)  $   (13,647)  $   (17,217)
                                   ============  ============  ============
Partnership's share of net loss     $  (143,181)  $  (128,802)  $  (163,364)

Suspended losses                              0             0             0
                                   ------------  ------------  ------------
Equity in Losses of Project
Partnerships                        $  (143,181)  $  (128,802)  $  (163,364)
                                   ============  ============  ============

As of December 31, 1999, the largest Project Partnership constituted 20.7% and 19.9%, and as of December 31, 1998 the largest Project Partnership constituted 20.9% and 19.3% of the combined total assets by series and combined total revenues by series, respectively.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
                                                DECEMBER 31,
                                      1999          1998           1997
TOTAL SERIES 7 - 11                   ----          ----           ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                   $ 10,033,460  $  9,185,835   $  8,279,932
  Investment properties, net        121,172,413   126,373,628    131,097,469
  Other assets                           94,657        95,003        139,451
                                  ------------- -------------  -------------
    Total assets                   $131,300,530  $135,654,466   $139,516,852
                                  ============= =============  =============
Liabilities and Partners'
Equity:
  Current liabilities              $  3,060,112  $  3,063,682   $  3,285,637
  Long-term debt                    119,692,104   120,203,685    120,651,453
                                  ------------- -------------  -------------
    Total liabilities               122,752,216   123,267,367    123,937,090

Partners' equity
  Limited Partner                     9,143,810    12,731,092     15,721,557
  General Partners                     (595,496)     (343,993)      (141,795)
                                  ------------- -------------  -------------
    Total Partners' equity            8,548,314    12,387,099     15,579,762

    Total liabilities and
partners' equity                   $131,300,530  $135,654,466   $139,516,852
                                  ============= =============  =============
SUMMARIZED STATEMENTS OF
OPERATIONS
Rental and other income            $ 18,527,153  $ 18,354,106   $ 18,021,312
Expenses:
  Operating expenses                  8,598,052     8,308,007      7,756,787
  Interest expense                    7,998,005     7,950,917      7,974,786
  Depreciation and amortization       5,465,526     5,043,816      5,120,252
                                   ------------  ------------   ------------
    Total expenses                   22,061,583    21,302,740     20,851,825
                                   ------------  ------------   ------------
      Net loss                      $(3,534,430)  $(2,948,634)   $(2,830,513)
                                   ============  ============   ============
Other partners' share of net
loss                                $   (59,443)  $   (45,767)   $   (41,891)
                                   ============  ============   ============
Partnership's share of net loss     $(3,474,987)  $(2,902,867)   $(2,788,622)

Suspended losses                        905,206       340,646         97,000
                                   ------------  ------------   ------------
Equity in Losses of Project
Partnerships                        $(2,569,781)  $(2,562,221)   $(2,691,622)
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

                            Equity Per Project
                               Partnership          Equity Per Partnership
                            ------------------      ----------------------
Series 7                               $  899,796                $1,601,170
Series 8                                  329,035                   969,374
Series 9                                2,011,160                 2,102,440
Series 10                               2,608,619                 2,602,295
Series 11                               3,295,200                 3,287,550


NOTE 6 - TAXABLE INCOME (LOSS):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:

                                   2000           1999            1998
SERIES 7                           ----           ----            ----
Net Loss per Financial
Statements                        $(555,736)     $(812,428)    $(1,010,863)

Equity in Losses of Project
Partnerships for tax purposes
less than (in excess of)
losses for financial
statement purposes                 (606,891)      (332,734)       (176,026)

Adjustments to convert March
31, fiscal year end to
December 31, taxable year end        (7,940)       (10,732)         (3,563)

Items Expensed for Financial
Statement purposes not
expensed for Tax purposes:
  Asset Management Fee               44,358         49,249          46,034
  Amortization Expense               15,651         22,001          21,542
                                ------------   ------------    ------------

Partnership loss for tax
purposes as of December 31      $(1,110,558)   $(1,084,644)    $(1,122,876)
                                ============   ============    ============

                               December 31,   December 31,    December 31,
                                   1999           1998            1997
                               ------------   ------------    ------------
Federal Low Income Housing
Tax Credits  (Unaudited)         $ 1,695,195    $ 1,695,195     $ 1,695,190
                                 ===========    ===========     ===========

NOTE 6 - TAXABLE INCOME (LOSS):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:

                                   2000           1999            1998
SERIES 8                           ----           ----            ----
Net Loss per Financial
Statements                      $(1,247,292)   $(1,055,240)    $(1,060,938)

Equity in Losses of Project
Partnerships for tax purposes
less than (in excess of)
losses for financial
statement purposes                  (48,737)      (277,444)       (213,027)

Adjustments to convert March
31, fiscal year end to
December 31, taxable year end        (8,158)        (3,618)         (3,764)

Items Expensed for Financial
Statement purposes not
expensed for Tax purposes:
  Asset Management Fee               48,979         51,209          53,647
  Amortization Expense               15,647         15,237          14,560
                                ------------   ------------    ------------

Partnership loss for tax
purposes as of December 31      $(1,239,561)   $(1,269,856)    $(1,209,522)
                                ============   ============    ============

                               December 31,   December 31,    December 31,
                                   1999           1998            1997
                               ------------   ------------    ------------
Federal Low Income Housing
Tax Credits  (Unaudited)         $ 1,620,508    $ 1,620,511     $ 1,620,511
                                 ===========    ===========     ===========

NOTE 6 - TAXABLE INCOME (LOSS):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:

                                   2000           1999            1998
SERIES 9                           ----           ----            ----
Net Loss per Financial
Statements                      $  (547,924)   $  (570,231)    $  (512,506)

Equity in Losses of Project
Partnerships for tax purposes
less than (in excess of)
losses for financial
statement purposes                 (214,022)       (79,111)       (104,407)

Adjustments to convert March
31, fiscal year end to
December 31, taxable year end        (2,265)            443         (2,981)

Items Expensed for Financial
Statement purposes not
expensed for Tax purposes:
  Asset Management Fee               31,864         32,811          33,759
  Amortization Expense                8,602          5,962           7,117
                                ------------   ------------    ------------

Partnership loss for tax
purposes as of December 31      $  (723,745)   $  (610,126)    $  (579,018)
                                ============   ============    ============

                               December 31,   December 31,    December 31,
                                   1999           1998            1997
                               ------------   ------------    ------------
Federal Low Income Housing
Tax Credits  (Unaudited)         $   968,960    $   968,960     $   968,961
                                 ===========    ===========     ===========

NOTE 6 - TAXABLE INCOME (LOSS):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:

                                   2000           1999            1998
SERIES 10                          ----           ----            ----
Net Loss per Financial
Statements                      $  (328,409)   $  (264,781)    $  (224,779)

Equity in Losses of Project
Partnerships for tax purposes
less than (in excess of)
losses for financial
statement purposes                 (154,419)      (145,546)       (158,805)

Adjustments to convert March
31, fiscal year end to
December 31, taxable year end           628         (4,081)           (266)

Items Expensed for Financial
Statement purposes not
expensed for Tax purposes:
  Asset Management Fee                6,488          8,865           8,101
  Amortization Expense                4,931          5,657           5,806
                                ------------   ------------    ------------

Partnership loss for tax
purposes as of December 31      $  (470,781)   $  (399,886)    $  (369,943)
                                ============   ============    ============

                               December 31,   December 31,    December 31,
                                   1999           1998            1997
                               ------------   ------------    ------------
Federal Low Income Housing
Tax Credits  (Unaudited)         $   762,218    $   762,218     $   762,183
                                 ===========    ===========     ===========

NOTE 6 - TAXABLE INCOME (LOSS):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:

                                   1999           1999            1998
SERIES 11                          ----           ----            ----
Net Loss per Financial
Statements                       $ (164,613)   $  (152,545)    $  (183,183)

Equity in Losses of Project
Partnerships for tax purposes
less than (in excess of)
losses for financial
statement purposes                  (54,220)       (71,284)        (85,093)

Adjustments to convert March
31, fiscal year end to
December 31, taxable year end        (2,978)         2,628          (2,137)

Items Expensed for Financial
Statement purposes not
expensed for Tax purposes:
  Asset Management Fee               (1,697)         4,892           9,851
  Amortization Expense               11,962          7,322           7,391
                                ------------   ------------    ------------

Partnership loss for tax
purposes as of December 31      $  (211,546)   $  (208,987)    $  (253,171)
                                ============   ============    ============

                               December 31,   December 31,    December 31,
                                   1999           1998            1997
                               ------------   ------------    ------------
Federal Low Income Housing
Tax Credits  (Unaudited)         $   754,677    $   754,677     $   756,995
                                 ===========    ===========     ===========

NOTE 6 - TAXABLE INCOME (LOSS):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:

                                   2000           1999            1998
TOTAL SERIES 7 - 11                 ----           ----            ----
Net Loss per Financial
Statements                      $(2,843,974)   $(2,855,225)    $(2,992,269)

Equity in Losses of Project
Partnerships for tax purposes
less than (in excess of)
losses for financial
statement purposes               (1,078,289)      (906,119)       (737,358)

Adjustments to convert March
31, fiscal year end to
December 31, taxable year end       (20,713)       (15,360)        (12,711)

Items Expensed for Financial
Statement purposes not
expensed for Tax purposes:
  Asset Management Fee              129,992        147,026         151,392
  Amortization Expense               56,793         56,179          56,416
                                ------------   ------------    ------------

Partnership loss for tax
purposes as of December 31      $(3,756,191)   $(3,573,499)    $(3,534,530)
                                ============   ============    ============

The difference in the total value of the Partnership's Investment in Project Partnerships is approximately $1,633,000 higher for Series 7, $1,100,000 higher for Series 8, $711,000 higher for Series 9, $811,000 higher for Series 10 and $251,000 higher for Series 11 for financial reporting purposes than for tax return purposes because (i) there were depreciation differences between financial reporting purposes and tax return purposes and (ii) certain expenses are not deductible for tax return purposes.

Hill, Barth & King LLC
554 West 10th Street
Erie, PA 16502
PHONE:  814-456-5385
FAX:  814-454-5004

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Maple Street Apartments Limited Partnership
Emporium, Pennsylvania

We have audited the accompanying balance sheets of Maple Street Apartments Limited Partnership, as of December 31, 1999 and 1998, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maple Street Apartments Limited Partnership of December 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 24, 2000 on our consideration of Maple Street Apartments Limited Partnership internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

/s/ Hill, Barth & King LLC
Certified Public Accountants

January 24, 2000

Habif, Arogeti & Wynne, LLP
1073 West Peachtree Street, N.E.
Atlanta, GA 30309-3837
PHONE:  404-892-9651
FAX:  404-876-3913

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Creekstone Apartments, L.P.

We have audited the accompanying balance sheets of CREEKSTONE APARTMENTS, L.P. (a limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CREEKSTONE APARTMENTS, L.P. as of December 31, 1999 and 1998, and the results of its operations, its changes in partners equity (deficit), and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Habif, Arogeti & Wynne, LLP
Certified Public Accountants

Atlanta, Georgia
January 25, 2000

Dauby O'Connor & Zaleski LLC
698 Pro Med Lane
Carmel, IN  46032
PHONE:  317-848-5700
FAX:  317-815-6140

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners of
Gila Bend Housing, Ltd.
(An Arizona Limited Partnership)

We have audited the accompanying balance sheets of Gila Bend Housing, Ltd. (an Arizona Limited Partnership) as of December 31, 1999 and 1998, and the related statements of income, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gila Bend Housing, Ltd. (an Arizona Limited Partnership) as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in accordance with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 11, 2000, on our consideration of the Partnership's internal controls and a report dated February 11, 2000, on its compliance with laws and regulations.

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

This report is intended solely for the information of the Partners, management of Gila Bend Housing, Ltd. and for filing with RD and should not be used by anyone other than specified parties.

/s/ Dauby O'Connor & Zaleski LLC
Certified Public Accountants
Carmel, Indiana
February, 11, 2000

Habif, Arogeti & Wynne, LLP
1073 West Peachtree Street, N.E.
Atlanta, GA 30309-3837
PHONE:  404-892-9651
FAX:  404-876-3913

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Manchester Elderly Housing, L.P.

We have audited the accompanying balance sheets of MANCHESTER ELDERLY HOUSING, L.P. (USDA Rural Development Case No. 10-099-581965616), a limited partnership, as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MANCHESTER ELDERLY HOUSING, L.P. as of December 31, 1999 and 1998, and the results of its operations, its changes in partners equity (deficit), and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 9, 2000 on our consideration of MANCHESTER ELDERLY HOUSING, L.P.'s internal control and a report dated February 9, 2000 on its compliance with laws and regulations applicable to the financial statements.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Habif, Arogeti & Wynne, LLP
Certified Public Accountants

Atlanta, Georgia
February 9, 2000

Henderson & Godbee, P.C.
3488 N. Valdosta Rd.-P.O. Box 2241
Valdosta, GA 31604-2241
PHONE:  912-245-6040
FAX:  912-245-1669

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Meadow Run Apartments, L.P.
Valdosta, Georgia

We have audited the accompanying balance sheets of Meadow Run Apartments, L.P. (a limited partnership), Federal ID #:58-1994614, as of December 31, 1999 and 1998, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meadow Run Apartments, L.P. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated January 24, 2000, on our consideration of Meadow Run Apartments, L.P.'s internal control structure and its compliance with laws and regulations.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 24, 2000

Henderson & Godbee, P.C.
3488 N. Valdosta Rd.-P.O. Box 2241
Valdosta, GA 31604-2241
PHONE:  912-245-6040
FAX:  912-245-1669

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Lakeland II L.P.
Lakeland, Georgia

We have audited the accompanying balance sheets of Lakeland II L.P. (a limited partnership), Federal ID #58-1965624, as of December 31, 1999 and 1998, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeland II L.P. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated January 24, 2000 on our consideration of Lakeland II, L.P.'s internal control structure and its compliance with laws and regulations.


/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 24, 2000

Henderson & Godbee, P.C.
3488 N. Valdosta Rd.-P.O. Box 2241
Valdosta, GA 31604-2241
PHONE:  912-245-6040
FAX:  912-245-1669

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Blue Ridge Elderly Housing, L.P.
Valdosta, Georgia

We have audited the accompanying balance sheets of Blue Ridge Elderly Housing, L.P. (a limited partnership), Federal ID No.: 58-1936981 as of December 31, 1999 and 1998, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blue Ridge Elderly Housing, L.P. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards we have also issued a report dated January 24, 2000 on our consideration of Blue Ridge Elderly Housing, L.P.'s internal control structure and a report dated January 24,2000 on its compliance with laws and regulations.


/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 24, 2000

Henderson & Godbee, P.C.
3488 N. Valdosta Rd.-P.O. Box 2241
Valdosta, GA 31604-2241
PHONE:  912-245-6040
FAX:  912-245-1669

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Arbor Trace Apartments Phase II L.P.
Lake Park, Georgia

We have audited the accompanying balance sheets of Arbor Trace Apartments Phase II, L.P. (a limited partnership), Federal ID No. 58-2032771 as of December 31, 1999 and 1998, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arbor Trace Apartments Phase II, L.P. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 2000 on our consideration of Arbor Trace Apartments Phase II, L.P.'s internal control structure and a report dated January 24, 2000 on its compliance with laws and regulations.


/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 24, 2000

Habif, Arogeti & Wynne, LLP
1073 West Peachtree Street, N.E.
Atlanta, GA 30309-3837
PHONE:  404-892-9651
FAX:  404-876-3913

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Omega Rental Housing, L.P.

We have audited the accompanying balance sheets of OMEGA RENTAL HOUSING, L.P., (RHS Project No.11-037-582031602) as of December 31, 1999 and 1998,
and the related statements of operations, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OMEGA RENTAL HOUSING, L.P. as of December 31, 1999 and 1998, and the results of its operations, its changes in partners equity, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 13, 2000 on our consideration of OMEGA RENTAL HOUSING, L.P.'s internal control and a report dated January 13, 2000 on its compliance with laws and regulations applicable to the financial statements.

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


/s/ Habif, Arogeti & Wynne, LLP
Certified Public Accountants
Atlanta, Georgia
January 13, 2000

Habif, Arogeti & Wynne, LLP
1073 West Peachtree Street, N.E.
Atlanta, GA 30367-3837
PHONE:  404-892-9651
FAX:  404-876-3913

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Magnolia Place, L.P.

We have audited the accompanying balance sheets of MAGNOLIA PLACE, L.P. (a limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MAGNOLIA PLACE, L.P. as of December 31, 1999 and 1998, and the results of its operations, its changes in partners' equity, and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Habif, Arogeti & Wynne, LLP
Certified Public Accountants
Atlanta, Georgia

January 11, 2000

Baird, Kurtz & Dobson
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE:  501-452-1040
FAX:  501-452-5542

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

Partners
Antlers Properties I, A Limited Partnership
 D/B/A Woodbine Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of ANTLERS PROPERTIES I, A LIMITED PARTNERSHIP, D/B/A WOODBINE APARTMENTS as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ANTLERS PROPERTIES I, A LIMITED PARTNERSHIP, D/B/A WOODBINE APARTMENTS as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 10, 2000, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz & Dobson
Certified Public Accountants

February 10, 2000

Baird, Kurtz & Dobson
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE:  501-452-1040
FAX:  501-452-5542

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
Partners
Meadowview Properties, A Limited Partnership
 D/B/A Meadowview Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of MEADOWVIEW PROPERTIES, A LIMITED PARTNERSHIP, D/B/A MEADOWVIEW APARTMENTS as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MEADOWVIEW PROPERTIES, A LIMITED PARTNERSHIP, D/B/A MEADOWVIEW APARTMENTS as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 10, 2000, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz & Dobson
Certified Public Accountants

February 10, 2000

Eide Bailly LLP
100 N. Phillips, Ste.800-P.O. Box 5126
Sioux Falls, SD 57117-5126
PHONE:  605-339-1999
FAX:  605-339-1306

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

The Partners
Sunrise I Apartments Limited Partnership
Sioux Falls, South Dakota

We have audited the accompanying balance sheets of Sunrise I Apartments Limited Partnership as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunrise I Apartments Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 27, 2000 on our consideration of Sunrise I Apartments Limited Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

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


/s/ Eide Bailly LLP
Certified Public Accountants
Sioux Falls, South Dakota
January 27, 2000

Miller & Rose, P.L.L.C.
1309 E. Race Avenue
Searcy, AR 72143
PHONE:  501-268-8356
FAX:  501-268-9362

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
Partners
Pioneer Apartments, An Arkansas Limited Partnership
D/B/A Pioneer Apartments
351 East 4th Street
Mountain Home,  AR  72653

We have audited the accompanying financial statements of Pioneer Apartments, An Arkansas Limited Partnership D/B/A Pioneer Apartments as of December 31, 1999 and 1998, and for the years then ended, as listed in the table of contents. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pioneer Apartments, An Arkansas Limited Partnership D/B/A Pioneer Apartments as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated May 17, 2000 on our consideration of Pioneer Apartments, An Arkansas Limited Partnership D/B/A Pioneer Apartments' internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Miller & Rose, P.L.L.C.
Certified Public Accountants

May 17, 2000

Miller & Rose, P.L.L.C.
1309 E. Race Avenue
Searcy, AR 72143
PHONE:  501-268-8356
FAX:  501-268-9362

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
Partners
Cardinal Apartments, An Arkansas Limited Partnership
D/B/A Cardinal Apartments
351 East 4th Street
Mountain Home,  AR  72653

We have audited the accompanying financial statements of Cardinal Apartments, An Arkansas Limited Partnership D/B/A Cardinal Apartments as of December 31, 1999 and 1998, and for the years then ended, as listed in the table of contents. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cardinal Apartments, An Arkansas Limited Partnership, D/B/A Cardinal Apartments as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Miller & Rose, P.L.L.C.
Certified Public Accountants

February 18, 2000

Bernard Robinson & Company, L.L.P.
109 Muirs Chapel Rd.-P.O. Box 19608
Greensboro, NC 27419-9608
PHONE:  336-294-4494
FAX:  336-547-0840

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Peachtree Associates Limited Partnership
Charlotte, North Carolina

We have audited the accompanying balance sheets of Peachtree Associates Limited Partnership (a South Carolina limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peachtree Associates Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 31, 2000, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

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

Greensboro, North Carolina
January 31, 2000

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE:  540-669-5531
FAX:  540-669-5576

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Mountain City Manor Limited Partnership

I have audited the accompanying balance sheets of Mountain City Manor Limited Partnership as of December 31, 1999 and 1998, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mountain City Manor
Limited Partnership as of December 31, 1999 and 1998, and the results of its operations, changes in partners' deficit, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued my report dated March 10, 2000 on my consideration of Mountain City Manor Limited Partnership's internal control over financial reporting and on our tests of its compliance with certain laws and regulations.


/s/ Thomas C. Cunningham, CPA PC
Certified Public Accountants

March 10, 2000

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE:  540-669-5531
FAX:  540-669-5576

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Tazewell Village Limited Partnership

I have audited the accompanying balance sheets of Tazewell Village Limited Partnership as of December 31, 1999 and 1998, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tazewell Village Limited Partnership as of December 31, 1999 and 1998, and the results of its operations, changes in partners' deficit, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued my report dated March 10, 2000 on my consideration of Tazewell Village Limited Partnership's internal control over financial reporting and on my tests of its compliance with certain provisions of laws and regulations


/s/ Thomas C. Cunningham, CPA PC
Certified Public Accountants

March 10, 2000

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE:  540-669-5531
FAX:  540-669-5576

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To the Partners
Jamestown Village Limited Partnership

I have audited the accompanying balance sheets of Jamestown Village Limited Partnership as of December 31, 1999 and 1998, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jamestown Village Limited Partnership as of December 31, 1999 and 1998, and the results of its operations, changes in partners' deficit and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued my report dated March 10, 2000 on my consideration of Jamestown Village Limited Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws and regulations.


/s/ Thomas C. Cunningham, CPA PC
Certified Public Accountants

March 10, 2000

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE:  540-669-5531
FAX:  540-669-5576

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To the Partners
Clinchview Manor Limited Partnership

I have audited the accompanying balance sheets of Clinchview Manor Limited Partnership as of December 31, 1999 and 1998, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clinchview Manor Limited Partnership as of December 31, 1999 and 1998, and the results of its operations, changes in partners' deficit, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued my report dated March 10, 2000 on my consideration of Clinchview Manor Limited Partnership's internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.


/s/ Thomas C. Cunningham, CPA PC
Certified Public Accountants

March 10, 2000

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE:  540-669-5531
FAX:  540-669-5576

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Warsaw Manor Limited Partnership

I have audited the accompanying balance sheets of Warsaw Manor Limited Partnership as of December 31, 1999 and 1998, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Warsaw Manor Limited Partnership as of December 31, 1999 and 1998, and the results of its operations, changes in partners' equity, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued my report dated March 10, 2000 on my consideration of Warsaw Manor Limited Partnership's internal control over financial reporting and on my tests of its compliance with certain provisions of laws and regulations.


/s/ Thomas C. Cunningham, CPA PC
Certified Public Accountant

March 10, 2000

Lou Ann Montey and Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin, TX  78759
PHONE:  512-338-0044
FAX:  512-338-5395

                  INDEPENDENT AUDITORS' REPORT

                  ----------------------------
To The Partners
Elsa Retirement, Ltd.-(A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Elsa Retirement, Ltd.- (A Texas Limited Partnership) as of December 31, 1999 and 1998, and the related statements of income (loss), partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Elsa Retirement, Ltd.- (A Texas Limited Partnership) as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with Generally Accepted Accounting Principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 23, 2000, on our consideration of the internal control structure of Elsa Retirement, Ltd.-(A Texas Limited Partnership)and a report dated February 23, 2000, on its compliance with laws and regulations.

/s/ Lou Ann Montey and Associates, P.C.
Certified Public Accountants

Austin, Texas
February 23, 2000

Lou Ann Montey and Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin, TX  78759
PHONE:  512-338-0044
FAX:  512-338-5395

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To The Partners
Dilley Retirement, Ltd.-(A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Dilley Retirement, Ltd. (A Texas Limited Partnership) as of December 31, 1999 and 1998, and the related statements of income (loss), partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dilley Retirement, Ltd. (A Texas Limited Partnership) as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with Generally Accepted Accounting Principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 29, 2000, on our consideration of the internal control structure of Dilley Retirement, Ltd.-(A Texas Limited Partnership) and a report dated February 29, 2000, on its compliance with laws and regulations.

/s/ Lou Ann Montey and Associates, P.C.
Certified Public Accountants

Austin, Texas
February 29, 2000

Lou Ann Montey and Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin, TX   78759
PHONE:  512-338-0044
FAX:  512-338-5395

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To The Partners
Taylor Retirement, Ltd.-(A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Taylor Retirement, Ltd. (A Texas Limited Partnership) as of December 31, 1999 and 1998, and the related statements of income (loss) and partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Taylor Retirement, Ltd.- (A Texas Limited Partnership) as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with Generally Accepted Accounting Principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 21, 2000, on our consideration of the internal control structure of Taylor Retirement, Ltd.-(A Texas Limited Partnership)and a report dated February 21, 2000, on its compliance with laws and regulations.

/s/ Lou Ann Montey and Associates, P.C.
Certified Public Accountants

Austin, Texas
February 21, 2000

Lou Ann Montey and Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin, TX  78759
PHONE:  512-338-0044
FAX:  512-338-5395

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To The Partners
Donna Retirement, Ltd.-(A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Donna Retirement, Ltd.- (A Texas Limited Partnership) as of December 31, 1999 and 1998, and the related statements of income (loss), partners' equity, and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Donna Retirement, Ltd.- (A Texas Limited Partnership) as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with Generally Accepted Accounting Principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 16, 2000, on our consideration of the internal control structure of Donna Retirement, Ltd.- (A Texas Limited Partnership)and a report dated February 16, 2000, on its compliance with laws and regulations.

/s/ Lou Ann Montey and Associates, P.C.
Certified Public Accountants

Austin, Texas
February 16, 2000

David G. Pelliccione, C.P.A., P.C.
340 Eisenhower Dr., Suite 220
Savannah, GA  31406
PHONE:  912-354-2334
FAX:  912-354-2443

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To The Partners
Brooks Lane Apartments, L.P.

We have audited the accompanying balance sheets of BROOKS LANE APARTMENTS, L.P., as of December 31, 1999 and 1998 and the related statement of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BROOKS LANE APARTMENTS, L.P., as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 28, 2000, on our consideration of BROOKS LANE APARTMENTS, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ David G. Pelliccione, C.P.A., P.C.
Certified Public Accountants

Savannah, Georgia
February 28, 2000

David G. Pelliccione, C.P.A., P.C.
340 Eisenhower Dr., Suite 220
Savannah, GA  31406
PHONE:  912-354-2334
FAX:  912-354-2443

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To The Partners
Brooks Field Apartments, L.P.

We have audited the accompanying balance sheets of BROOKS FIELD APARTMENTS, L.P., as of December 31, 1999 and 1998 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BROOKS FIELD APARTMENTS, L.P., as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 28, 2000, on our consideration of BROOKS FIELD APARTMENTS, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ David G. Pelliccione, C.P.A., P.C.
Certified Public Accountants

Savannah, Georgia
February 28, 2000

David G.Pelliccione, C.P.A., P.C.
340 Eisenhower Dr., Suite 220
Savannah, GA 31406
PHONE:  912-354-2334
FAX:  912-354-2443

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To The Partners
Brooks Point Apartments, L.P.

We have audited the accompanying balance sheets of BROOKS POINT APARTMENTS, L.P., as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BROOKS POINT APARTMENTS, L.P., as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 28, 2000, on our consideration of BROOKS POINT APARTMENTS, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

Savannah, Georgia
February 28, 2000

McCartney & Company, P.C.
2121 University Park Drive - Suite 150
Okemos, MI  48864
PHONE:  517-347-5000
FAX:  517-347-5007

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

Partners
Mariner Cove Apartments Limited Partnership
DeWitt, Michigan

We have audited the accompanying balance sheets of Mariner Cove Apartments Limited Partnership as of December 31, 1999 and 1998, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mariner Cove Apartments Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 16, 2000, on our consideration of Mariner Cove Apartments Limited Partnership's internal control structure and its compliance with laws and regulations.


/s/ McCartney & Company, P.C.
Certified Public Accountants

March 16, 2000

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

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

General Partner
South Brenchley Housing Limited Partnership
Boise, Idaho

We have audited the accompanying balance sheet of South Brenchley Housing Limited Partnership as of December 31, 1999, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Brenchley Housing Limited Partnership as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 1, 2000, on our consideration of South Brenchley's internal control structure, and a report dated February 1, 2000, on its compliance with specific requirements applicable to major programs.

The partnership's tax returns have been filed allowing the partners to claim a benefit of a low income housing tax credit. Because the compliance and qualification standards of the low income tax housing tax credit are not related to the interest credit agreement and loan agreement, and because the low income housing tax credit relates to income taxes which are the responsibility of each individual partner, the scope of our audit was not designed or intended to audit the partnerships compliance with the low income housing tax credit laws. Accordingly, our audit cannot be relied upon to give assurance with regard to the partnerships compliance with any of the low income housing tax credit laws.

/s/  Roger Clubb
Simmons and Clubb
Certified Public Accountants

Boise, Idaho
February 1, 2000

Gubler and Carter, P.C.
7001 South 900 East, Suite 240
Midvale, UT 84047
PHONE:  801-566-5866
FAX:  801-561-8693

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
TO THE PARTNERS
HOMESTEAD WEST LIMITED PARTNERSHIP

We have audited the accompanying balance sheets of Homestead West Limited Partnership, as of December 31, 1999 and 1998 and the related statements of income, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Homestead West Limited Partnership, as of December 31, 1999 and 1998 and the results of its operations, changes in partners' capital, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated February 7, 2000 on our consideration of Homestead West Limited Partnership's internal control and on its compliance with laws and regulations.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 13 through 16 is presented for purposes of additional analysis and is not a required part of the basic financial statements of Homestead West Limited Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Gubler and Carter, P.C.
Certified Public Accountants
Salt Lake City, Utah
February 7, 2000

Miller, Mayer, Sullivan & Stevens LLP
2365 Harrodsburg Rd.
Lexington, KY 40504-3399
PHONE:  606-223-3095
FAX:  606-223-2143
                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners                                   Rural Development
Louisa Senior Apartments, Ltd.                    Morehead, Kentucky

We have audited the accompanying balance sheets of Louisa Senior Apartments, Ltd., (a limited partnership) Case No. 20-064-407447188, as of December 31, 1999 and 1998 and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Louisa Senior Apartments, Ltd. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 31, 2000 on our consideration of Louisa Senior Apartments, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

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

/s/ Miller, Mayer, Sullivan & Stevens, LLP
Certified Public Accountants
Lexington, Kentucky
January 31, 2000

Miller, Mayer, Sullivan & Stevens LLP
2365 Harrodsburg Rd.
Lexington, KY 40504-3399
PHONE:  606-223-3095
FAX:  606-223-2143
                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners                                                       Rural
Development
Wells Hill Apartments, Ltd.                       Morehead, Kentucky

We have audited the accompanying balance sheets of Wells Hill Apartments, Ltd., (a limited partnership) Case No. 20-086-611204241, as of December 31, 1999 and 1998 and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Hill Apartments, Ltd. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 27, 2000 on our consideration of Wells Hill Apartments, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

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

/s/ Miller, Mayer, Sullivan & Stevens LLP
Certified Public Accountants
Lexington, Kentucky
January 27, 2000

Eide Bailly LLP
100 N. Phillips, Ste.800 - P.O. Box 5126
Sioux Falls, SD 57117-5126
PHONE:  605-339-1999
FAX:  605-339-1306
                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
The Partners
Lincoln, Ltd.
Pierre, South Dakota

We have audited the accompanying balance sheets of Lincoln, Ltd. (a limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lincoln, Ltd. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplementary information on pages 11 and 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements of Lincoln, Ltd. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects, in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 3, 2000 on our consideration of Lincoln, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

/s/ Eide Bailly LLP
Certified Public Accountants

Sioux Falls, South Dakota
February 3, 2000

Eide Bailly LLP
100 N. Phillips, Ste.800-P.O. Box 5126
Sioux Falls, SD 57117-5126
PHONE:  605-339-1999
FAX:  605-339-1306
                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
The Partners
Courtyard, Ltd.

Huron, South Dakota

We have audited the accompanying balance sheets of Courtyard, Ltd. (a limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Courtyard, Ltd. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 2, 2000, on our consideration of Courtyard, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplementary information on pages 13 and 14 is presented for purposes of additional analysis and is not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Eide Bailly LLP
Certified Public Accountants
Sioux Falls, South Dakota
February 2, 2000

Brockway, Gersbach & Niemeier, P.C.
P.O. Box 4083
Temple, TX 76505-4083
PHONE:  254-773-9907
FAX:  254-773-1570

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
The Partners
Leander Housing 1990, Ltd.
Leander, Texas

We have audited the accompanying balance sheet of Leander Housing 1990, Ltd. (a Texas limited partnership) as of December 31, 1999 and 1998 and the related statements of operations, partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Leander Housing 1990, Ltd. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 25, 2000, on our consideration of Leander Housing 1990, Ltd.'s internal control and on its compliance with laws and regulations applicable to the financial statements.

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

January 25, 2000

Johnson, Hickey & Murchison, P.C.
651 East Fourth Street,  Suite 200
Chattanooga, TN 37403-1924
PHONE:  423-756-0052
FAX:  423-267-5945

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the General Partners of
Pleasant Valley Apartments, L.P.:

We have audited the accompanying balance sheets of Pleasant Valley Apartments, L.P. as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pleasant Valley Apartments, L.P. as of December 31, 1999 and 1998, and the results of its operations, changes in partners' equity and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

As discussed in Note 9, management has changed its method of computing depreciation for the year ended December 31, 1999.

In accordance with Government Auditing Standards, we have also issued our report dated January 19, 2000, on the Partnership's compliance and internal control structure over financial reporting.

/s/ Johnson, Hickey & Murchison, P.C.
Certified Public Accountants

January 19, 2000

Johnson, Hickey & Murchison, P.C.
651 East Fourth Street,  Suite 200
Chattanooga, TN 37403-1924
PHONE:  423-756-0052
FAX:  423-267-5945

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the General Partners of
Brookwood Apartments, L.P.:

We have audited the accompanying balance sheets of Brookwood Apartments, L.P. as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity and cash flows for the years ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brookwood Apartments, L.P. as of December 31, 1999 and 1998, and the results of its operations, changes in partners' equity and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

As discussed in Note 9, management has changed its method of computing depreciation for the year ended December 31, 1999.

In accordance with Government Auditing Standards, we have also issued our report dated January 18, 2000, on the Partnership's compliance and internal control over financial reporting.

/s/ Johnson, Hickey & Murchison, P.C.
Certified Public Accountants

January 18, 2000

Johnson, Hickey & Murchison, P.C.
651 East Fourth Street, Suite 200
Chattanooga, TN 37403-1924
PHONE:  423-756-0052
FAX:  423-267-5945

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To the General Partners of
River Rest Apartments, L.P.:

We have audited the accompanying balance sheets of River Rest Apartments, L.P. as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of River Rest Apartments, L.P. as of December 31, 1999 and 1998, and the results of its operations, changes in partners' equity and its cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.

As discussed in Note 9, management has changed its method of computing depreciation for the year ended December 31, 1999.

In accordance with Government Auditing Standards, we have also issued our report dated January 19, 2000, on the Partnership's compliance and internal control over financial reporting.

/s/ Johnson, Hickey & Murchison, P.C.
Certified Public Accountants

January 19, 2000

Habif, Arogeti & Wynne, LLP
1073 West Peachtree Street, N.E.
Atlanta, GA 30309-3837
PHONE:  404-892-9651
FAX:  404-876-3913
                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Royston Elderly Housing, L.P.

We have audited the accompanying balance sheets of ROYSTON ELDERLY HOUSING, L.P. (USDA Rural Development Case No. 10-059-582088484), a limited partnership, as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ROYSTON ELDERLY
HOUSING, L.P. as of December 31, 1999 and 1998, and the results of its operations, its changes in partners' equity (deficit), and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 9, 2000 on our consideration of ROYSTON ELDERLY HOUSING, L.P.'s internal control and a report dated February 9, 2000 on its compliance with laws and regulations applicable to the financial statements.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Habif, Arogeti & Wynne, LLP
Certified Public Accountants

Atlanta, Georgia
February 9, 2000

Leavitt, Christensen & Co.
9100 W. Blackeagle Drive
Boise, ID  83709
PHONE:  208-322-6769
FAX:  208-322-7307
                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

Managing General Partner
Heritage Park Associates Limited Partnership
Boise, Idaho

We have audited the accompanying balance sheets of Heritage Park Associates Limited Partnership, as of December 31, 1999 and 1998, and the related statements of operations, partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heritage Park Associates Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated February 16, 2000 on our consideration of Heritage Park Associates Limited Partnership's internal control and on its compliance with laws and regulations.

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

/s/ Leavitt, Christensen & Co.
Certified Public Accountants
February 16, 2000

Bob T. Robinson
2084 Dunbarton Drive
Jackson, MS  39216
PHONE:  601-982-3875
FAX:  601-982-3876

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To the Partners of Elderly Housing of Pontotoc, L.P.

I have audited the accompanying balance sheet of Elderly Housing of Pontotoc, L.P., (RD Case number 28-058-640818315) as of December 31, 1999 and 1998 and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Elderly Housing of Pontotoc, L.P. as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

March 7, 2000

Donald W. Causey & Associates, P.C.
516 Walnut Street-P.O. Box 775
Gadsden, AL 35902
PHONE:  256-543-3707
FAX:  256-543-9800

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Lakeshore II, Ltd.
Tuskegee, Alabama

We have audited the accompanying balance sheets of Lakeshore II, Ltd., a limited partnership, RHS Project No.: 01-044-631056927 as of December 31, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeshore II, Ltd., RHS Project No.: 01-044-631056927 as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 1999 and 1998, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 26 2000 on our consideration of Lakeshore II, Ltd.'s, internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.


/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountants

Gadsden, Alabama
February 26, 2000

Donald W. Causey & Associates, P.C.
516 Walnut Street-P.O. Box 775
Gadsden, AL 35902
PHONE:  256-543-3707
FAX:  256-543-9800

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Skyview Apartments, Ltd.
Troy, Alabama

We  have  audited  the  accompanying balance sheets of Skyview  Apartments,
Ltd., a limited partnership, RHS Project No.: 01-055-631086473 as of December 31, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Skyview Apartments, Ltd., RHS Project No.: 01-055-631086473 as of December 31, 1999 and 1998,
and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 1999 and 1998, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 26, 2000 on our consideration of Skyview Apartments, Ltd's., internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.


/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountants

Gadsden, Alabama
February 26, 2000

Donald W. Causey & Associates, P.C.
516 Walnut Street-P.O. Box 775
Gadsden, AL 35902
PHONE:  256-543-3707
FAX:  256-543-9800

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Meadowview Apartments, Ltd.
Greenville, Alabama

We have audited the accompanying balance sheets of Meadowview Apartments, Ltd., a limited partnership, as of December 31, 1999 and 1998, and the related statement of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meadowview Apartments, Ltd., as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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


/s/ Donald W. Causey and Associates, P.C.
Certified Public Accountant

Gadsden, Alabama
February 20, 2000

Donald W. Causey & Associates, P.C.
516 Walnut Street-P.O. Box 775
Gadsden, AL 35902
PHONE:  256-543-3707
FAX:  256-543-9800

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To the Partners
Applegate Apartments, Ltd.
Florence, Alabama

We have audited the accompanying balance sheets of Applegate Apartments, Ltd., a limited partnership, as of December 31, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Applegate Apartments, Ltd., as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountants

Gadsden, Alabama
February 9, 2000

Donald W. Causey & Associates, P.C.
516 Walnut Street-P.O. Box 775
Gadsden, AL 35902
PHONE:  256-543-3707
FAX:  256-543-9800

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To the Partners
Heatherwood Apartments, Ltd.
Alexander City, Alabama

We have audited the accompanying balance sheets of Heatherwood Apartments, Ltd., a limited partnership, as of December 31, 1999 and 1998, and the related statement of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heatherwood Apartments, Ltd., as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Gadsden, Alabama
February 16, 2000

Turk & Giles, CPAs, P.C.
2026 Connecticut-P.O. Box 3766
Joplin, MO 64803
PHONE:  417-623-8666
FAX:  417-623-4075

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To the Partners
Galena Seniors, L.P.
Joplin, Missouri 64804

We have audited the accompanying balance sheets of Galena Seniors, L.P. (a limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galena Seniors L.P. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 29, 2000 on our consideration of Galena Seniors, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws and regulations.

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

February 29, 2000

Turk & Giles, CPAs, P.C.
2026 Connecticut-P.O. Box 3766
Joplin, MO 64803
PHONE:  417-623-8666
FAX:  417-623-4075

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To the Partners
Purdy Apartments, L.P.
Joplin, Missouri

We have audited the accompanying balance sheets of Purdy Apartments L.P. (a limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Purdy Apartments, L.P. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 29, 2000 on our consideration of Purdy Apartments, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws and regulations.

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

February 29, 2000

Turk & Giles, CPAs, P.C.
2026 Connecticut-P.O. Box 3766
Joplin, MO 64803
PHONE:  417-623-8666
FAX:  417-623-4075

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To the Partners
Aurora Seniors, L.P.
Joplin, Missouri 64804

We have audited the accompanying balance sheets of Aurora Seniors, L.P. (a limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aurora Seniors L.P. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 29, 2000 on our consideration of Aurora Seniors, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws and regulations.

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
2025 Connecticut-P.O. Box 3766
Joplin, MO 64803
PHONE:  417-623-8666
FAX:  417-623-4075

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To the Partners
Baxter Springs Seniors, L.P.
Joplin, Missouri 64804

We have audited the accompanying balance sheets of Baxter Springs Seniors, L.P. (a limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Baxter Springs Seniors L.P. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 29, 2000 on our consideration of Baxter Springs Seniors, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws and regulations.

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

February 29, 2000

Turk & Giles, CPAs, P.C.
2026 Connecticut-P.O. Box 3766
Joplin, MO 64803
PHONE:  417-623-8666
FAX:  417-623-4075

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To the Partners
Marionville Seniors, L.P.
Joplin, Missouri 64804

We have audited the accompanying balance sheets of Marionville Seniors, L.P. (a limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marionville Seniors, L.P. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 29, 2000 on our consideration of Marionville Seniors, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws and regulations.

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

February 29, 2000

Suellen Doubet, CPA
226 East Cherokee
Wagoner, OK 74467
PHONE:  918-485-8085
FAX:  918-485-3092

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
of Cavalry Crossing:

I have audited the accompanying balance sheet of Cavalry Crossing (a Kansas Limited Partnership) as of December 31, 1999 and 1998 and the related statement of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cavalry Crossing as of December 31, 1999 and December 31, 1998 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, I have also issued a report dated March 15, 2000 on my consideration of Cavalry Crossing's compliance and on internal control over financial reporting.

/s/ Suellen Doubet, CPA
Certified Public Accountant

Wagoner, OK  74467
March 15, 2000

Suellen Doubet, CPA
226 East Cherokee
Wagoner, OK 74467
PHONE:  918-485-8085
FAX:  918-485-3092

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To the Partners
of Sycamore Landing:

I have audited the accompanying balance sheet of Sycamore Landing (a Kansas Limited Partnership) as of December 31, 1999 and 1998 and the related statement of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sycamore Landing as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, I have also issued a report dated March 23, 2000 on my consideration of Sycamore Landing's compliance and on internal control over financial reporting.

/s/ Suellen Doubet, CPA
Certified Public Accountant

Wagoner, OK  74467
March 23, 2000

Suellen Doubet, CPA
226 East Cherokee
Wagoner, OK 74467
PHONE:  918-485-8085
FAX:  918-485-3092

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners of
Parsons Village:

I have audited the accompanying balance sheet of Parsons Village (a Kansas Limited Partnership) as of December 31, 1999 and 1998 and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parsons Village as of December 31, 1999 and December 31, 1998 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, I have also issued a report dated March 26, 2000 on my consideration of Parsons Village's compliance and on internal control over financial reporting.

/s/ Suellen Doubet, CPA
Certified Public Accountant

Wagoner, OK  74467
March 26, 2000

David G. Pelliccione, C.P.A., P.C.
340 Eisenhower Drive, Suite 220
Savannah, GA 31406
PHONE:  912-354-2334
FAX:  912-354-2443
                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To The Partners
Brookstone Apartments, L.P.

We have audited the accompanying balance sheet of BROOKSTONE APARTMENTS, L.P., as of December 31, 1999 and 1998 and the related statement of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BROOKSTONE APARTMENTS, L.P., as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 28, 2000, on our consideration of BROOKSTONE APARTMENTS, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with with report in considering the results of our audit.

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

/s/ David G. Pelliccione, C.P.A., P.C.
Certified Public Accountants
Savannah, Georgia
February 28, 2000

David G. Pelliccione, C.P.A., P.C.
340 Eisenhower Drive, Suite 220
Savannah, GA  31406
PHONE:  912-354-2334
FAX:  912-354-2443
                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To The Partners
Brooks Hollow Apartments, L.P.

We have audited the accompanying balance sheet of BROOKS HOLLOW APARTMENTS, L.P., as of December 31, 1999 and 1998 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BROOKS HOLLOW APARTMENTS, L.P., as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 28, 2000, on our consideration of BROOKS HOLLOW APARTMENTS, L.P.'s internal control over financial reporting and our tests of its compliance with certain provlisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was made for the purpose of forming an opinion on the basic financial statements of BROOKS HOLLOW APARTMENTS, L.P., taken as a whole. The supplemental information on pages 9 and 10 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ David G. Pelliccione, C.P.A., P.C.
Certified Public Accountants
Savannah, Georgia
February 28, 2000

Fentress, Brown, CPAs & Associates, LLC
6660 North High Street, Suite 3F
Worthington, OH 43085-2537
PHONE:  614-825-0011
FAX:  614-825-0014

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners of                          Rural Development Services
Morningside Villa Limited Partnership       Servicing Office
DBA  Morningside Villa Apartments           Findlay, Ohio
Mansfield, Ohio

We  have  audited  the  accompanying balance sheets  of  Morningside  Villa
Limited Partnership (a limited partnership), DBA Morningside Villa Apartments, Case No. 41-033-341622448, as of December 31, 1999 and 1998, and the related income statements, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program" issued in December 1989. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Morningside Villa
Limited Partnership, DBA Morningside Villa Apartments, Case No. 41-033-341622448, at December 31, 1999 and 1998, and the results of its operations, changes in partners' equity (deficit), and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 14, 2000, on our consideration of Morningside Villa Limited Partnership's internal control and a report dated January 14, 2000, on its compliance with specific requirements applicable to Rural Development Services Programs.

/s/ Fentress, Brown, CPAs & Associates, LLC
Certified Public Accountants

Worthington, Ohio
January 14, 2000

Fentress, Brown, CPAs & Associates, LLC
6660 North High Street, Suite 3F
Worthington, OH 43085-2537
PHONE:  614-825-0011
FAX:  614-825-0014

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners of                            Rural Development Services
Kenton Apartments Company Limited Partnership   Servicing Office
DBA  Springbrook Commons                    Findlay, Ohio
Mansfield, Ohio

We have audited the accompanying balance sheets of Kenton Apartments Company Limited Partnership (a limited partnership), DBA Springbrook Commons, Case No. 41-033-0382999141, as of December 31, 1999 and 1998, and
the related income statement, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program" issued in December, 1989. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kenton Apartments
Company Limited Partnership, DBA Springbrook Commons, Case No. 41-033-0382999141, at December 31, 1999 and 1998, and the results of its operations, changes in partners' equity (deficit),and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 14, 2000, on our consideration of Kenton Apartments Company Limited Partnership's internal control and a report dated January 14, 2000, on its compliance with specific requirements applicable to Rural Development Services Programs.

/s/ Fentress, Brown, CPAs & Associates, LLC
Certified Public Accountants

Worthington, Ohio
January 14, 2000

Burrus, Paul & Turnbull, CPAs
1230 Crestar Bank Bldg.
Norfolk, VA 23510-2276
PHONE:  757-623-3236
FAX:  757-627-8603

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To the Partners
Lovingston Ridge
(A Limited Partnership)
Yorktown, Virginia

We have audited the balance sheets of Lovingston Ridge (A Limited Partnership), as of December 31, 1999 and 1998, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lovingston Ridge (A
Limited Partnership) as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ Burrus, Paul & Turnbull CPAs
Certified Public Accountants

February 8, 2000

Henderson & Godbee, P.C.
3488 N. Valdosta Rd.-P.O. Box 2241
Valdosta, GA  31604-2241
PHONE:  912-245-6040
FAX:  912-245-1669

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To the Partners
Mt. Vernon Rental Housing, L.P.
Valdosta, Georgia

We  have  audited  the  accompanying balance sheets of  Mt.  Vernon  Rental
Housing, L.P. (a limited partnership), Federal ID No. 58-1965613, as of December 31, 1999 and 1998, and the related statements of income, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mt. Vernon Rental Housing, L.P. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 2000 on our consideration of Mt. Vernon Rental Housing, L.P.'s internal control structure and a report dated January 24, 2000 on its compliance with laws and regulations.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 24, 2000

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

  Ronald M. Diner, age 56, is President and a Director. He is a Senior Vice President of Raymond James & Associates, Inc., with whom he has been employed since June 1983. Mr. Diner received an MBA degree from Columbia University (1968) and a BS degree from Trinity College (1966). Prior to joining Raymond James & Associates, Inc., he managed the broker-dealer activities of Pittway Real Estate, Inc., a real estate development firm. He was previously a loan officer at Marine Midland Realty Credit Corp., and spent three years with Common, Dann & Co., a New York regional investment firm. He has served as a member of the Board of Directors of the Council for Rural Housing and Development, a national organization of developers, managers and syndicators of properties developed under the RECD Section 515 program, and is a member of the Board of Directors of the Florida Council for Rural Housing and Development. Mr. Diner has been a speaker and panel member at state and national seminars relating to the low-income housing credit.

  J. Davenport Mosby, age 44, is a Vice President and a Director. He is a Senior Vice President of Raymond James & Associates, Inc. which he joined in 1982. Mr. Mosby received an MBA from the Harvard Business School (1982). He graduated magna cum laude with a BA from Vanderbilt University where he was elected to Phi Beta Kappa.

  Teresa L. Barnes, age 53, is a Vice President. Ms. Barnes is a Senior Vice President of Raymond James & Associates, Inc., which she joined in 1969.

  Sandra L. Furey, age 37, is Secretary, Treasurer. Ms. Furey has been employed by Raymond James & Associates, Inc. since 1980 and currently serves as Closing Administrator for the Gateway Tax Credit Funds.


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


Item 12.  Security Ownership of Certain Beneficial Owners and Management

   Neither of the General Partners own any units of the outstanding securities of Gateway as of March 31, 1999. Ronald M. Diner, President of Raymond James Tax Credit Funds, Inc. owns 5 units of Series 7. None of the other directors and officers own any units of the outstanding securities of Gateway as of March 31, 2000.

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

  For the periods ended March 31, 2000, 1999, and 1998 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

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
                         2000               1999                1998
                         ----               ----                ----
Series 7                   $  87,952          $  88,207           $  88,433
Series 8                      91,655             91,933              92,191
Series 9                      50,319             50,458              50,592
Series 10                     34,309             34,427              34,101
Series 11                     28,465             27,721              27,281
                           ---------          ---------           ---------
Total                      $ 292,700          $ 292,746           $ 292,598
                           =========          =========           =========

  General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an
accountable   basis.   This  expense  is  included  in  the  Statement   of
Operations.

                         2000               1999                1998
                         ----               ----                ----
Series 7                   $  14,609          $  13,177           $  14,380
Series 8                      16,108             14,528              15,855
Series 9                       8,991              8,109               8,849
Series 10                      5,619              5,068               5,531
Series 11                      4,495              4,054               4,424
                           ---------          ---------           ---------
Total                      $  49,822          $  44,936           $  49,039
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

b. Reports filed on Form 8-K - NONE


GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1999

SERIES 7
Apartment Properties
                                                          Mortgage Loan
Partnership           Location             # of Units        Balance
-----------           --------             ----------     -------------

Nottingham            Pisgah, AL             18                     587,501
Cedar Hollow          Waterloo, NE           24                     763,421
Sunrise               Mission, SD            44                   2,033,655
Mountain City         Mountain City, TN      40                   1,319,620
Burbank               Falls City, NE         24                     807,217
Washington            Bloomfield, NE         24                     800,691
BrookStone            McCaysville, GA        40                   1,207,546
Tazewell              New Tazewell, TN       44                   1,408,525
N. Irvine             Irvine, KY             24                     793,461
Horton                Horton, KS             24                     770,437
Manchester            Manchester, GA         42                   1,214,043
Waynesboro            Waynesboro, GA         24                     678,000
Lakeland II           Lakeland, GA           30                     837,542
Mt. Vernon            Mt. Vernon, GA         24                     746,070
Meadow Run            Dawson, GA             48                   1,439,201
Spring Creek II       Quitman, GA            24                     673,692
Warm Springs          Warm Springs, GA       22                     677,811
Blue Ridge            Blue Ridge, GA         41                   1,100,626
Walnut                Elk Point, SD          24                     824,787
Pioneer               Mountain View, AR      48                   1,211,927
Dilley                Dilley, TX             28                     725,812
Elsa                  Elsa, TX               40                   1,040,340
Clinch View           Gate City, VA          42                   1,469,249
Jamestown             Jamestown, TN          40                   1,227,441
Leander               Leander, TX            36                     918,740
Louisa Sr.            Louisa, KY             36                   1,201,005
Orchard Commons       Crab Orchard, KY       12                     361,974
Vardaman              Vardaman, MS           24                     735,124
Heritage Park         Paze, AZ               32                   1,247,937
BrooksHollow          Jasper, GA             40                   1,190,762
Cavalry Crossing      Ft. Scott, KS          40                   1,423,298
Carson City           Carson City, KS        24                     793,354
Matteson              Capa, KS               24                     767,184
Pembroke              Pembroke, KY           16                     516,086
Robynwood             Cynthiana, KY          24                     788,073
Atoka                 Atoka, OK              24                     685,005
Coalgate              Coalgate, OK           24                     684,140
Hill Creek            West Blocton, AL       24                     782,074
Cardinal              Mountain Home. AR      32                     156,799
                                                               ------------
                                                                $36,610,170
                                                               ============


GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1999

SERIES 7
Apartment Properties
                              Cost At Acquisition
                             --------------------
                                                          Net Improvements
                                         Buildings,         Capitalized
                                        Improvements       Subsequent to
Partnership                Land         and Equipment       Acquisition
-----------                ----         -------------     ----------------

Nottingham                    21,070             695,113                884
Cedar Hollow                  25,000             889,355             21,557
Sunrise                       30,000             837,000          1,652,939
Mountain City                 67,000           1,345,826            179,882
Burbank                       25,000             595,780            379,962
Washington                    30,000             401,435            538,874
BrookStone                    45,000             176,183          1,238,804
Tazewell                      75,000             834,811            784,649
N. Irvine                     27,600             696,407            295,222
Horton                        15,615             641,460            275,465
Manchester                    40,000             243,179          1,192,250
Waynesboro                    45,310             107,860            664,328
Lakeland II                   30,000             149,453            830,194
Mt. Vernon                    19,500             156,335            724,691
Meadow Run                    20,000             241,802          1,483,038
Spring Creek II               40,000             117,323            651,152
Warm Springs                  45,000             196,691            581,636
Blue Ridge                         0             234,193          1,104,950
Walnut                        20,000             112,079            874,780
Pioneer                       30,000           1,092,918            219,571
Dilley                        30,000             847,755             11,296
Elsa                          40,000           1,286,910             13,571
Clinch View                   99,000             409,447          1,266,074
Jamestown                     53,800             436,875          1,007,289
Leander                       46,000           1,063,200              5,134
Louisa Sr.                    90,000             449,409            965,250
Orchard Commons               28,789             452,556            (1,684)
Vardaman                      15,000              93,877            796,817
Heritage Park                199,000           1,243,700            115,943
BrooksHollow                  67,155             183,029          1,188,736
Cavalry Crossing              82,300             894,246            797,946
Carson City                   86,422             354,778            516,658
Matteson                      28,438             556,314            353,098
Pembroke                      22,000             190,283            411,021
Robynwood                     35,000             315,110            661,574
Atoka                         16,000             819,334                  0
Coalgate                      22,500             806,005                  0
Hill Creek                    29,337             622,291            316,600
Cardinal                      24,207             650,852            106,377
                         -----------        ------------       ------------
                         $ 1,666,043        $ 21,441,174        $22,226,528
                         ===========        ============       ============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1999


SERIES 7
Apartment Properties
                        Gross Amount At Which Carried At December 31, 1999
                                       --------------------
                                         Buildings,
                                        Improvements
Partnership                Land         and Equipment          Total
-----------                ----         -------------          -----

Nottingham                    21,070             695,997            717,067
Cedar Hollow                  27,097             908,815            935,912
Sunrise                       30,000           2,489,939          2,519,939
Mountain City                 67,000           1,525,708          1,592,708
Burbank                       37,000             963,742          1,000,742
Washington                    53,933             916,376            970,309
BrookStone                    45,000           1,414,987          1,459,987
Tazewell                      75,000           1,619,460          1,694,460
N. Irvine                     27,600             991,629          1,019,229
Horton                        15,615             916,925            932,540
Manchester                    49,455           1,425,974          1,475,429
Waynesboro                    34,500             782,998            817,498
Lakeland II                   29,600             980,047          1,009,647
Mt. Vernon                    19,500             881,026            900,526
Meadow Run                    40,000           1,704,840          1,744,840
Spring Creek II               30,000             778,475            808,475
Warm Springs                  20,000             803,327            823,327
Blue Ridge                         0           1,339,143          1,339,143
Walnut                        62,700             944,159          1,006,859
Pioneer                       34,414           1,308,075          1,342,489
Dilley                        30,000             859,051            889,051
Elsa                          40,000           1,300,481          1,340,481
Clinch View                   99,000           1,675,521          1,774,521
Jamestown                     53,800           1,444,164          1,497,964
Leander                      133,549             980,785          1,114,334
Louisa Sr.                    90,000           1,414,659          1,504,659
Orchard Commons               28,789             450,872            479,661
Vardaman                      15,000             890,694            905,694
Heritage Park                199,000           1,359,643          1,558,643
BrooksHollow                  67,000           1,371,920          1,438,920
Cavalry Crossing              84,118           1,690,374          1,774,492
Carson City                   40,028             917,830            957,858
Matteson                      39,000             898,850            937,850
Pembroke                      22,000             601,304            623,304
Robynwood                     35,000             976,684          1,011,684
Atoka                         16,000             819,334            835,334
Coalgate                      22,500             806,005            828,505
Hill Creek                    29,337             938,891            968,228
Cardinal                      24,207             757,229            781,436
                         -----------        ------------       ------------
                          $1,787,812         $43,545,933        $45,333,745
                         ===========        ============       ============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1999

SERIES 7
Apartment Properties

Partnership              Accumulated Depreciation      Depreciable Life
-----------              ------------------------      ----------------

Nottingham                                148,568                  5.0-40.0
Cedar Hollow                              184,343                  7.0-40.0
Sunrise                                   624,003                  5.0-27.5
Mountain City                             422,120                  7.0-27.5
Burbank                                   228,099                  5.0-30.0
Washington                                258,222                  5.0-30.0
BrookStone                                315,117                  5.0-27.5
Tazewell                                  438,591                  7.0-27.5
N. Irvine                                 184,278                  5.0-40.0
Horton                                    273,996                  5.0-25.0
Manchester                                308,218                  5.0-25.0
Waynesboro                                173,996                 10.0-30.0
Lakeland II                               227,706                 10.0-30.0
Mt. Vernon                                175,170                  5.0-30.0
Meadow Run                                371,965                  7.0-27.5
Spring Creek II                           172,352                 10.0-30.0
Warm Springs                              196,317                  5.0-40.0
Blue Ridge                                324,690                  5.0-25.0
Walnut                                    210,882                  5.0-40.0
Pioneer                                   272,571                 12.0-40.0
Dilley                                    128,302                  5.0-50.0
Elsa                                      238,564                  7.0-50.0
Clinch View                               439,807                  7.0-27.5
Jamestown                                 392,638                  7.0-27.5
Leander                                   306,458                  7.0-30.0
Louisa Sr.                                294,488                  5.0-40.0
Orchard Commons                           101,762                  5.0-40.0
Vardaman                                  163,527                  5.0-40.0
Heritage Park                             400,302                  7.0-27.5
BrooksHollow                              293,895                  5.0-27.5
Cavalry Crossing                          318,118                 12.0-40.0
Carson City                               253,037                  7.0-27.5
Matteson                                  258,278                  7.0-27.5
Pembroke                                  126,679                  5.0-40.0
Robynwood                                 197,822                  5.0-40.0
Atoka                                     238,542                  5.0-25.0
Coalgate                                  241,125                  5.0-25.0
Hill Creek                                197,832                  7.0-27.5
Cardinal                                   89,016                  7.0-27.5
                                      -----------
                                      $10,191,396
                                      ===========

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1999

SERIES 8
Apartment Properties
                                                           Mortgage Loan
Partnership           Location              # of Units        Balance
-----------           --------              ----------     -------------

Purdy                 Purdy, MO                16                   464,187
Galena                Galena, KS               24                   612,026
Antlers 2             Antlers, OK              24                   646,281
Holdenville           Holdenville, OK          24                   733,138
Wetumka               Wetumka, OK              24                   667,574
Mariners Cove         Marine City, MI          32                 1,041,948
Mariners Cove Sr.     Marine City, MI          24                   806,984
Antlers               Antlers, OK              36                 1,097,931
Bentonville           Bentonville, AR          24                   597,487
Deerpoint             Elgin, AL                24                   761,091
Aurora                Aurora, MO               28                   731,420
Baxter                Baxter Springs, KS       16                   433,216
Arbor Gate            Bridgeport, AL           24                   761,413
Timber Ridge          Collinsville, AL         24                   739,975
Concordia Sr.         Concordia, KS            24                   689,420
Mountainburg          Mountainburg, AR         24                   720,120
Lincoln               Pierre, SD               25                   892,256
Fox Ridge             Russellville, AL         24                   747,717
Meadow View           Bridgeiport, NE          16                   595,029
Sheridan              Auburn, NE               16                   614,146
Morningside           Kenton, OH               32                   979,130
Grand Isle            Grand Isle, ME           16                   944,757
Meadowview            Van Buren, AR            29                   784,856
Taylor                Taylor, TX               44                 1,256,975
Brookwood             Gainesboro, TN           44                 1,478,467
Pleasant Valley       Lynchburg, TN            33                 1,106,152
Reelfoot              Ridgely, TN              20                   661,845
River Rest            Newport, TN              34                 1,153,143
Kirskville            Kirksville, MO           24                   686,711
Cimmaron              Arco, ID                 24                   837,636
Kenton                Kenton, OH               46                 1,436,657
Lovingston            Lovingston, VA           64                 2,248,529
Pontotoc              Pontotoc, MS             36                 1,108,184
So. Brenchley         Rexburg, ID              30                 1,243,956
Hustonville           Hustonville, KY          16                   528,728
Northpoint            Jackson, KY              24                   902,337
Brooks Field          Louisville, GA           32                   960,633
Brooks Lane           Clayton, GA              36                 1,108,036
Brooks Point          Dahlonega, GA            41                 1,373,716
Brooks Run            Jasper, GA               24                   762,462
Logan Heights         Russellville, KY         24                   788,022
Lakeshore 2           Tuskegee, AL             36                 1,156,874
Cottondale            Cottondale, FL           25                   766,373
                                                               ------------
                                                                $38,627,538
                                                               ============


GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1999

SERIES 8
                              Cost At Acquisition
                             --------------------
                                                          Net Improvements
                                         Buildings,         Capitalized
                                        Improvements       Subsequent to
Partnership                Land         and Equipment       Acquisition
-----------                ----         -------------     ----------------
Purdy                         64,823             493,596             12,532
Galena                        19,200             362,505            368,881
Antlers 2                     26,000             761,859                  0
Holdenville                   15,000             877,598                  0
Wetumka                       19,977             792,876                  0
Mariners Cove                117,192           1,134,974             18,221
Mariners Cove Sr.             72,252             901,745             12,615
Antlers                       50,529           1,270,510                  0
Bentonville                   15,220             743,269                  0
Deerpoint                     33,250             912,974           (13,750)
Aurora                       164,350             716,471              6,036
Baxter                        13,800             418,296            100,989
Arbor Gate                    43,218             873,748              1,337
Timber Ridge                  15,145             879,334              1,148
Concordia Sr.                 65,000             776,131           (14,742)
Mountainburg                  20,000             863,990                  0
Lincoln                      121,000             933,872             59,403
Fox Ridge                     35,000             867,785                  0
Meadow View                   29,000             686,959              2,765
Sheridan                      20,100             373,018            359,369
Morningside                   31,163           1,152,691              3,743
Grand Isle                    20,000           1,180,210            (2,126)
Meadowview                    40,000             954,717                  0
Taylor                       105,335           1,185,923            239,509
Brookwood                     28,148           1,780,090              2,359
Pleasant Valley               56,269           1,288,452              5,616
Reelfoot                      13,000             118,127            683,441
River Rest                    50,750             431,259            921,416
Kirskville                    50,000             188,140            593,352
Cimmaron                      18,000             611,963            471,776
Kenton                        61,699             785,703            923,562
Lovingston                   178,985           2,215,782            331,431
Pontotoc                      40,500             312,296            973,317
So. Brenchley                 99,658             492,781            956,234
Hustonville                   20,000             672,270              3,335
Northpoint                   140,000             942,599              2,466
Brooks Field                  45,762             113,295          1,012,766
Brooks Lane                   57,500             123,401          1,167,290
Brooks Point                 108,000             135,053          1,414,638
Brooks Run                    50,000             158,025            715,789
Logan Heights                 24,600             422,778            504,352
Lakeshore 2                   45,000             273,501          1,097,384
Cottondale                    36,000             911,975                344
                         -----------        ------------       ------------
                          $2,280,425         $32,092,541        $12,936,798
                         ===========        ============       ============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1999

SERIES 8
                        Gross Amount At Which Carried At December 31, 1999
                                       --------------------
                                         Buildings,
                                        Improvements
Partnership                Land         and Equipment          Total
-----------                ----         -------------          -----
Purdy                         65,351             505,600            570,951
Galena                        82,599             667,987            750,586
Antlers 2                     26,000             761,859            787,859
Holdenville                   15,000             877,598            892,598
Wetumka                       19,977             792,876            812,853
Mariners Cove                122,656           1,147,731          1,270,387
Mariners Cove Sr.             78,918             907,694            986,612
Antlers                       50,529           1,270,510          1,321,039
Bentonville                   15,220             743,269            758,489
Deerpoint                     19,500             912,974            932,474
Aurora                       165,130             721,727            886,857
Baxter                        45,275             487,810            533,085
Arbor Gate                    43,218             875,085            918,303
Timber Ridge                  15,145             880,482            895,627
Concordia Sr.                 65,000             761,389            826,389
Mountainburg                  20,000             863,990            883,990
Lincoln                      132,188             982,087          1,114,275
Fox Ridge                     35,000             867,785            902,785
Meadow View                   29,000             689,724            718,724
Sheridan                      32,300             720,187            752,487
Morningside                   31,163           1,156,434          1,187,597
Grand Isle                    20,000           1,178,084          1,198,084
Meadowview                    40,000             954,717            994,717
Taylor                       105,335           1,425,432          1,530,767
Brookwood                     28,148           1,782,449          1,810,597
Pleasant Valley               56,269           1,294,068          1,350,337
Reelfoot                      13,827             800,741            814,568
River Rest                    52,062           1,351,363          1,403,425
Kirskville                    50,000             781,492            831,492
Cimmaron                       6,000           1,095,739          1,101,739
Kenton                        61,699           1,709,265          1,770,964
Lovingston                   194,772           2,531,426          2,726,198
Pontotoc                      40,500           1,285,613          1,326,113
So. Brenchley                 99,658           1,449,015          1,548,673
Hustonville                   20,000             675,605            695,605
Northpoint                   140,000             945,065          1,085,065
Brooks Field                  45,761           1,126,062          1,171,823
Brooks Lane                   57,500           1,290,691          1,348,191
Brooks Point                 108,000           1,549,691          1,657,691
Brooks Run                    50,366             873,448            923,814
Logan Heights                 24,600             927,130            951,730
Lakeshore 2                   45,000           1,370,885          1,415,885
Cottondale                    36,000             912,319            948,319
                         -----------        ------------       ------------
                          $2,404,666         $44,905,098        $47,309,764
                         ===========        ============       ============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1999

SERIES 8
Apartment Properties

Partnership              Accumulated Depreciation      Depreciable Life
-----------              ------------------------      ----------------

Purdy                                     188,108                  7.0-27.5
Galena                                    219,439                  7.0-27.5
Antlers 2                                 222,303                  5.0-25.0
Holdenville                               242,088                  5.0-25.0
Wetumka                                   220,627                  5.0-25.0
Mariners Cove                             316,287                  7.0-27.5
Mariners Cove Sr.                         245,858                  7.0-27.5
Antlers                                   335,851                 10.0-25.0
Bentonville                               231,796                  5.0-25.0
Deerpoint                                 152,285                  5.0-50.0
Aurora                                    255,526                  7.0-27.5
Baxter                                    141,802                  7.0-27.5
Arbor Gate                                157,076                  5.0-40.0
Timber Ridge                              160,994                  5.0-40.0
Concordia Sr.                             205,768                  5.0-25.0
Mountainburg                              237,454                  5.0-25.0
Lincoln                                   235,513                  7.0-27.5
Fox Ridge                                 135,406                  5.0-50.0
Meadow View                               176,610                  5.0-30.0
Sheridan                                  139,058                  5.0-50.0
Morningside                               244,226                  5.0-33.0
Grand Isle                                337,109                  7.0-27.5
Meadowview                                248,226                  5.0-25.0
Taylor                                    178,767                  5.0-50.0
Brookwood                                 442,208                  5.0-50.0
Pleasant Valley                           333,501                  5.0-50.0
Reelfoot                                  185,334                  7.0-27.5
River Rest                                308,197                  7.0-50.0
Kirskville                                190,006                  5.0-27.5
Cimmaron                                  242,952                  7.0-27.5
Kenton                                    318,894                  5.0-33.0
Lovingston                                637,584                  7.0-27.5
Pontotoc                                  174,656                  5.0-40.0
So. Brenchley                             342,204                  7.0-27.5
Hustonville                               116,015                  5.0-40.0
Northpoint                                170,122                  5.0-40.0
Brooks Field                              210,704                  5.0-40.0
Brooks Lane                               244,730                  5.0-40.0
Brooks Point                              278,964                  5.0-40.0
Brooks Run                                171,353                  5.0-40.0
Logan Heights                             162,757                  7.0-40.0
Lakeshore 2                               183,493                  5.0-40.0
Cottondale                                169,548                  5.0-27.5
                                      -----------
                                      $10,111,399
                                      ===========


GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1999

SERIES 9
Apartment Properties
                                                          Mortgage Loan
Partnership            Location             # of Units       Balance
-----------            --------             ----------    -------------

Jay                    Jay, OK                24                    656,657
Boxwood                Lexington, TX          24                    627,669
Stilwell 3             Stilwell, OK           16                    471,865
Arbor Trace            Lake Park, GA          24                    746,189
Arbor Trace 2          Lake Park, GA          42                  1,467,007
Omega                  Omega, GA              36                  1,140,437
Cornell 2              Watertown, SD          24                    928,874
Elm Creek              Pierre, SD             24                    960,784
Marionville            Marionville, MO        20                    569,235
Lamar                  Lamar, AR              24                    721,405
Mt. Glen               Heppner, OR            24                    833,817
Centreville            Centreville, AL        24                    793,818
Skyview                Troy, AL               36                  1,141,182
Sycamore               Coffeyville, KS        40                  1,423,424
Bradford               Cumberland, KY         24                    795,943
Cedar Lane             London, KY             24                    746,208
Stanton                Stanton, KY            24                    808,594
Abernathy              Abernathy, TX          24                    631,755
Pembroke               Pembroke, KY           24                    803,253
Meadowview             Greenville, AL         24                    652,718
Town Branch            Mt. Vernon, KY         24                    779,756
Fox Run                Ragland, AL            24                    783,256
Maple Sreet            Emporium, PA           32                  1,372,031
Manchester             Manchester, GA         18                    594,174
                                                               ------------
                                                                $20,450,051
                                                               ============


GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1999

SERIES 9
Apartment Properties
                              Cost At Acquisition
                             --------------------
                                                          Net Improvements
                                         Buildings,         Capitalized
                                        Improvements       Subsequent to
Partnership                Land         and Equipment       Acquisition
-----------                ----         -------------     ----------------

Jay                           30,000             103,524            677,073
Boxwood                       22,273             718,529             30,137
Stilwell 3                    15,567              82,347            489,218
Arbor Trace                   62,500             185,273            670,585
Arbor Trace 2                100,000             361,210          1,345,224
Omega                         35,000             188,863          1,183,441
Cornell 2                     29,155             576,296            547,375
Elm Creek                     71,360             233,390            878,506
Marionville                   24,900             409,497            262,582
Lamar                         18,000             202,240            684,085
Mt. Glen                      23,500             480,064            555,442
Centreville                   36,000             220,952            716,883
Skyview                      120,000             220,161          1,069,796
Sycamore                      64,408             415,748          1,303,315
Bradford                      66,000             285,025            704,607
Cedar Lane                    49,750             952,314            (6,783)
Stanton                       41,584             959,574                  0
Abernathy                     30,000             751,898                  0
Pembroke                      43,000             955,687                  0
Meadowview                    46,270           1,086,351              1,597
Town Branch                   21,000             942,114             21,296
Fox Run                       47,467             919,296              4,275
Maple Sreet                   85,000           1,178,856            437,336
Manchester                    24,100             711,035              2,390
                         -----------        ------------       ------------
                          $1,106,834         $13,140,244        $11,578,380
                         ===========        ============       ============


GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1999


SERIES 9
Apartment Properties
                        Gross Amount At Which Carried At December 31, 1999
                                       --------------------
                                         Buildings,
                                        Improvements
Partnership                Land         and Equipment          Total
-----------                ----         -------------          -----

Jay                           25,000             785,597            810,597
Boxwood                       22,273             748,666            770,939
Stilwell 3                    10,000             577,132            587,132
Arbor Trace                   62,500             855,858            918,358
Arbor Trace 2                100,000           1,706,434          1,806,434
Omega                         35,000           1,372,304          1,407,304
Cornell 2                     86,281           1,066,545          1,152,826
Elm Creek                    128,817           1,054,439          1,183,256
Marionville                   88,439             608,540            696,979
Lamar                         18,000             886,325            904,325
Mt. Glen                      23,500           1,035,506          1,059,006
Centreville                   36,000             937,835            973,835
Skyview                      120,000           1,289,957          1,409,957
Sycamore                      64,600           1,718,871          1,783,471
Bradford                      66,000             989,632          1,055,632
Cedar Lane                    49,750             945,531            995,281
Stanton                       41,584             959,574          1,001,158
Abernathy                     30,000             751,898            781,898
Pembroke                      43,000             955,687            998,687
Meadowview                    46,270           1,087,948          1,134,218
Town Branch                   21,000             963,410            984,410
Fox Run                       47,467             923,571            971,038
Maple Sreet                   85,000           1,616,192          1,701,192
Manchester                    27,200             710,325            737,525
                         -----------        ------------       ------------
                          $1,277,681         $24,547,777        $25,825,458
                         ===========        ============       ============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1999

SERIES 9
Apartment Properties

Partnership              Accumulated Depreciation      Depreciable Life
-----------              ------------------------      ----------------

Jay                                       196,622                  5.0-25.0
Boxwood                                   204,473                  5.0-25.0
Stilwell 3                                145,552                  5.0-25.0
Arbor Trace                               143,924                 10.0-30.0
Arbor Trace 2                             286,743                 10.0-30.0
Omega                                     255,752                  5.0-50.0
Cornell 2                                 277,801                  5.0-30.0
Elm Creek                                 283,137                  5.0-27.5
Marionville                               187,546                  7.0-27.5
Lamar                                     228,624                  5.0-25.0
Mt. Glen                                  252,167                  7.0-27.5
Centreville                               215,829                  5.0-40.0
Skyview                                   176,042                  5.0-40.0
Sycamore                                  250,288                 12.0-40.0
Bradford                                  164,970                  5.0-40.0
Cedar Lane                                186,896                  5.0-40.0
Stanton                                   189,202                  5.0-40.0
Abernathy                                 197,423                  5.0-25.0
Pembroke                                  163,661                  7.0-40.0
Meadowview                                141,303                  5.0-40.0
Town Branch                               143,217                  7.0-40.0
Fox Run                                   180,061                  7.0-27.5
Maple Sreet                               233,276                  7.0-40.0
Manchester                                132,534                  5.0-27.5
                                      -----------
                                       $4,837,043
                                      ===========


GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1999

SERIES 10
Apartment Properties
                                                           Mortgage Loan
Partnership         Location                 # of Units       Balance
-----------         --------                 ----------    -------------

Redstone            Challis, ID                 24                  852,258
Albany              Albany, KY                  24                  786,093
Oak Terrace         Bonifay, FL                 18                  547,616
Wellshill           West Liberty, KY            32                1,088,320
Applegate           Florence, AL                36                1,114,105
Heatherwood         Alexander City, AL          36                  905,764
Peachtree           Gaffney, SC                 28                1,009,775
Donna               Donna, TX                   50                1,436,942
Wellsville          Wellsville, NY              24                1,071,161
Tecumseh            Tecumseh, NE                24                  871,850
Clay City           Clay City, KY               24                  817,496
Irvine West         Irvine, KY                  24                  814,173
New Castle          New Castle, KY              24                  811,232
Stigler             Stigler, OK                 20                  596,948
Courtyard           Huron, SD                   21                  649,707
                                                               ------------
                                                                $13,373,440
                                                               ============

                              Cost At Acquisition
                             --------------------
                                                          Net Improvements
                                         Buildings,         Capitalized
                                        Improvements       Subsequent to
Partnership                Land         and Equipment       Acquisition
-----------                ----         -------------     ----------------

Redstone                      24,000             747,591            353,905
Albany                        39,500             990,162                  0
Oak Terrace                   27,200             633,284              3,813
Wellshill                     75,000           1,270,844                  0
Applegate                    125,000           1,467,675            243,267
Heatherwood                   55,000           1,551,679              2,382
Peachtree                     25,000           1,021,466                  0
Donna                        112,000           1,661,889              6,187
Wellsville                    38,000           1,286,389             10,621
Tecumseh                      20,000           1,038,151             14,759
Clay City                     22,750             998,334              2,465
Irvine West                   25,000           1,060,585              3,219
New Castle                    40,575             971,520              9,421
Stigler                       24,000             730,056                  0
Courtyard                     12,000             465,936            289,904
                         -----------        ------------       ------------
                            $665,025         $15,895,561           $939,943
                         ===========        ============       ============


GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1999


SERIES 10
Apartment Properties
                        Gross Amount At Which Carried At December 31, 1999
                                       --------------------
                                         Buildings,
                                        Improvements
Partnership                Land         and Equipment          Total
-----------                ----         -------------          -----

Redstone                       7,600           1,117,896          1,125,496
Albany                        39,500             990,162          1,029,662
Oak Terrace                   27,200             637,097            664,297
Wellshill                     75,000           1,270,844          1,345,844
Applegate                    125,000           1,710,942          1,835,942
Heatherwood                   55,000           1,554,061          1,609,061
Peachtree                     25,000           1,021,466          1,046,466
Donna                        112,000           1,668,076          1,780,076
Wellsville                    38,000           1,297,010          1,335,010
Tecumseh                      20,000           1,052,910          1,072,910
Clay City                     22,750           1,000,799          1,023,549
Irvine West                   25,000           1,063,804          1,088,804
New Castle                    40,575             980,941          1,021,516
Stigler                       24,000             730,056            754,056
Courtyard                     71,331             696,509            767,840
                         -----------        ------------       ------------
                            $707,956         $16,792,573        $17,500,529
                         ===========        ============       ============


Partnership              Accumulated Depreciation      Depreciable Life
-----------              ------------------------      ----------------

Redstone                                  261,510                  7.0-27.5
Albany                                    191,707                  5.0-40.0
Oak Terrace                               132,239                  5.0-27.5
Wellshill                                 205,985                  5.0-40.0
Applegate                                 219,293                  5.0-40.0
Heatherwood                               208,223                  5.0-40.0
Peachtree                                 148,917                  5.0-40.0
Donna                                     196,244                  7.0-50.0
Wellsville                                304,814                  7.0-27.5
Tecumseh                                  155,119                  5.0-50.0
Clay City                                 152,610                  5.0-40.0
Irvine West                               161,117                  5.0-40.0
New Castle                                144,059                  5.0-40.0
Stigler                                   117,699                  5.0-25.0
Courtyard                                 136,286                  5.0-40.0
                                      -----------
                                       $2,735,822
                                      ===========


GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1999

SERIES 11
Apartment Properties
                                                           Mortgage Loan
Partnership         Location                # of Units        Balance
-----------         --------                ----------     -------------

Homestead           Pinetop, AZ                32                 1,322,595
Mountain Oak        Collinsville, AL           24                   691,982
Eloy                Eloy, AZ                   24                   649,386
Gila Bend           Gila Bend, AZ              36                   975,395
Creekstone          Dallas, GA                 40                 1,023,955
Tifton              Tifton, GA                 36                   953,518
Cass Towne          Cartersville, GA           10                   144,417
Warsaw              Warsaw, VA                 56                 2,681,103
Royston             Royston, GA                25                   748,370
Red Bud             Mokane, MO                 8                    240,157
Cardinal            Mountain Home, AR          32                   102,295
Parsons             Parsons, KS                38                 1,097,732
                                                               ------------
                                                                $10,630,905
                                                               ============


                              Cost At Acquisition
                             --------------------
                                                          Net Improvements
                                         Buildings,         Capitalized
                                        Improvements       Subsequent to
Partnership                Land         and Equipment       Acquisition
-----------                ----         -------------     ----------------

Homestead                    126,000           1,628,502                636
Mountain Oak                  30,000             473,033            376,391
Eloy                          12,000             882,913             34,719
Gila Bend                     18,000             945,233            311,414
Creekstone                   130,625             170,655          1,707,324
Tifton                        17,600             192,853          1,496,433
Cass Towne                    22,690             301,458              1,672
Warsaw                       146,800           3,200,738           (22,772)
Royston                       36,000             785,602            114,304
Red Bud                        5,500             295,617                  0
Cardinal                      15,793             424,616             69,400
Parsons                       45,188             953,512            346,135
                         -----------        ------------       ------------
                            $606,196         $10,254,732         $4,435,656
                         ===========        ============       ============


GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1999


SERIES 11
Apartment Properties
                        Gross Amount At Which Carried At December 31, 1999
                                       --------------------
                                         Buildings,
                                        Improvements
Partnership                Land         and Equipment          Total
-----------                ----         -------------          -----

Homestead                    126,000           1,629,138          1,755,138
Mountain Oak                  30,000             849,424            879,424
Eloy                          12,000             917,632            929,632
Gila Bend                     18,000           1,256,647          1,274,647
Creekstone                   130,650           1,877,954          2,008,604
Tifton                        17,327           1,689,559          1,706,886
Cass Towne                    22,690             303,130            325,820
Warsaw                       146,800           3,177,966          3,324,766
Royston                       36,000             899,906            935,906
Red Bud                        5,500             295,617            301,117
Cardinal                      15,793             494,016            509,809
Parsons                       38,437           1,306,398          1,344,835
                         -----------        ------------       ------------
                            $599,197         $14,697,387        $15,296,584
                         ===========        ============       ============



Partnership              Accumulated Depreciation      Depreciable Life
-----------              ------------------------      ----------------

Homestead                                 235,829                  5.0-40.0
Mountain Oak                              170,593                  5.0-27.5
Eloy                                      175,575                  5.0-27.5
Gila Bend                                 249,968                  5.0-40.0
Creekstone                                287,381                  7.0-27.5
Tifton                                    175,897                  5.0-25.0
Cass Towne                                 41,780                  7.0-27.5
Warsaw                                    517,979                  7.0-27.5
Royston                                   130,269                  7.0-40.0
Red Bud                                    33,564                  7.0-40.0
Cardinal                                   58,074                  7.0-27.5
Parsons                                   141,098                 12.0-40.0
                                      -----------
                                       $2,218,007
                                      ===========


SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1999
GATEWAY TAX CREDIT FUND III LTD.
NOTES TO SCHEDULE III

SERIES 7

Balance at beginning of period -
December 31, 1998                                              $ 45,255,035
 Additions during period:
  Acquisitions through foreclosure                   0
  Other acquisitions                                 0
  Improvements, etc.                            78,710
  Other                                              0
                                             ---------               78,710

 Deductions during period:
  Cost of real estate sold                           0
  Other                                              0
                                             ---------                    0
                                                                -----------

Balance at end of period -
December 31, 1999                                              $ 45,333,745
                                                               ============
Reconciliation of Accumulated Depreciation current year changes:

Balance at beginning of period -
December 31, 1998                                              $  8,688,651

  Current year expense                                            1,502,758
  Less Accumulated Depreciation of
real estate sold                                                          0
  Other                                                                (13)
                                                                -----------

Balance at end of period -
December 31, 1999                                              $ 10,191,396
                                                               ============

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1999
GATEWAY TAX CREDIT FUND III LTD.
NOTES TO SCHEDULE III

Series 8
Balance at beginning of period -
December 31, 1998                                              $ 47,254,226
 Additions during period:
  Acquisitions through foreclosure                   0
  Other acquisitions                            57,672
  Improvements, etc.                                 0
  Other                                              0
                                               -------
                                                                     57,672
 Deductions during period:
  Cost of real estate sold                       2,134
  Other                                              0
                                               -------
                                                                      2,134
                                                                 ----------
Balance at end of period -
December 31, 1999                                              $ 47,309,764
                                                               ============
Reconciliation of Accumulated Depreciation current year changes:

Balance at beginning of period -
December 31, 1998                                              $  8,013,045

  Current year expense                                            2,100,488
  Less Accumulated Depreciation of
real estate sold                                                    (2,134)
  Other                                                                   0
                                                                 ----------
Balance at end of period -
December 31, 1999                                              $ 10,111,399
                                                               ============

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1999
GATEWAY TAX CREDIT FUND III LTD.
NOTES TO SCHEDULE III

Series 9
Balance at beginning of period -
December 31, 1998                                             $ 25,793,892
 Additions during period:
  Acquisitions through foreclosure                   0
  Other acquisitions                            31,637
  Improvements, etc.                                 0
  Other                                              0
                                               -------
                                                                    31,637
 Deductions during period:
  Cost of real estate sold                          71
  Other                                              0
                                               -------
                                                                      (71)
                                                                ----------
Balance at end of period -
December 31, 1999                                             $ 25,825,458
                                                              ============
Reconciliation of Accumulated Depreciation current year changes:

Balance at beginning of period -
December 31, 1998                                              $  3,996,265

  Current year expense                                              840,849
  Less Accumulated Depreciation of
real estate sold                                                          0
  Other                                                                (71)
                                                                -----------
Balance at end of period -
December 31, 1999                                              $  4,837,043
                                                               ============

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1999
GATEWAY TAX CREDIT FUND III LTD.
NOTES TO SCHEDULE III

Series 10
Balance at beginning of period -
December 31, 1998                                             $ 17,478,671
 Additions during period:
  Acquisitions through foreclosure                   0
  Other acquisitions                            21,858
  Improvements, etc.                                 0
  Other                                              0
                                              --------
                                                                    21,858
 Deductions during period:
  Cost of real estate sold                           0
  Other                                              0
                                              --------
                                                                         0
                                                                ----------
Balance at end of period -
December 31, 1999                                             $ 17,500,529
                                                              ============
Reconciliation of Accumulated Depreciation current year changes:

Balance at beginning of period -
December 31, 1998                                              $  2,238,601

  Current year expense                                              497,246
  Less Accumulated Depreciation of
real estate sold                                                          0
  Other                                                                (25)
                                                                -----------
Balance at end of period -
December 31, 1999                                              $  2,735,822
                                                               ============

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1999
GATEWAY TAX CREDIT FUND III LTD.
NOTES TO SCHEDULE III

Series 11
Balance at beginning of period -
December 31, 1998                                              $ 15,273,764
 Additions during period:
  Acquisitions through foreclosure                   0
  Other acquisitions                            64,294
  Improvements, etc.                                 0
  Other                                              0
                                              --------
                                                                     64,294
 Deductions during period:
  Cost of real estate sold                      41,474
  Other                                              0
                                              --------
                                                                   (41,474)
                                                                -----------
Balance at end of period -
December 31, 1999                                              $ 15,296,584
                                                                ===========
Reconciliation of Accumulated Depreciation current year changes:

Balance at beginning of period -
December 31, 1998                                              $  1,745,395

  Current year expense                                              514,086
  Less Accumulated Depreciation of
real estate sold                                                   (41,474)
  Other                                                                   0
                                                                  ---------
Balance at end of period -
December 31, 1999                                              $  2,218,007
                                                                ===========

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 1999

SERIES 7
                                                           MONTHLY
                        # OF                    INTEREST      DEBT     TERM
PARTNERSHIP             UNITS          BALANCE      RATE   SERVICE  (YEARS)
-----------             -----          -------  --------   -------   ------
Nottingham                 18          587,501     7.75%     4,041       50
Cedar Hollow               24          763,421     7.75%     5,115       50
Sunrise                    44        2,033,655     7.25%    12,842       50
Mountain City              40        1,319,620     7.75%     8,853       50
Burbank                    24          807,217     8.25%     5,725       50
Washington                 24          800,691     8.25%     5,674       50
BrookStone                 40        1,207,546     6.50%     6,970       50
Tazewell                   44        1,408,525     7.25%     8,916       50
N. Irvine                  24          793,461     7.75%     5,311       50
Horton                     24          770,437     7.75%     5,160       50
Manchester                 42        1,214,043     6.50%     6,991       50
Waynesboro                 24          678,000     6.50%     3,899       50
Lakeland II                30          837,542     7.25%     5,290       50
Mt. Vernon                 24          746,070     6.50%     4,294       50
Meadow Run                 48        1,439,201     6.50%     8,284       50
Spring Creek II            24          673,692     6.50%     3,835       50
Warm Springs               22          677,811     7.25%     4,276       50
Blue Ridge                 41        1,100,626     7.25%     2,372       50
Walnut                     24          824,787     7.75%     5,528       50
Pioneer                    48        1,211,927     8.25%     8,516       50
Dilley                     28          725,812     8.25%     5,143       50
Elsa                       40        1,040,340     7.75%     6,976       50
Clinch View                42        1,469,249     8.75%    11,046       50
Jamestown                  40        1,227,441     7.25%     7,770       50
Leander                    36          918,740     7.75%     6,755       50
Louisa Sr.                 36        1,201,005     7.25%     7,622       50
Orchard Commons            12          361,974     7.75%     2,676       50
Vardaman                   24          735,124     7.25%     4,634       50
Heritage Park              32        1,247,937     7.75%     8,360       50
BrooksHollow               40        1,190,762     6.50%     6,854       50
Cavalry Crossing           40        1,423,298     7.75%     9,545       50
Carson City                24          793,354     7.25%     5,005       50
Matteson                   24          767,184     7.25%     4,845       50
Pembroke                   16          516,086     7.25%     3,296       50
Robynwood                  24          788,073     7.25%     5,078       50
Atoka                      24          685,005     7.25%     4,392       50
Coalgate                   24          684,140     7.25%     4,384       50
Hill Creek                 24          782,074     6.50%     4,491       50
Cardinal                   32          156,799     6.50%       948       50
                                    ----------
                                   $36,610,170
                                   ===========


GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 1999

SERIES 8
                                                           MONTHLY
                        # OF                    INTEREST      DEBT     TERM
PARTNERSHIP             UNITS          BALANCE      RATE   SERVICE  (YEARS)
-----------             -----          -------  --------   -------   ------
Purdy                      16          464,187     7.75%     5,242       50
Galena                     24          612,026     7.25%     6,410       50
Antlers 2                  24          646,281     7.25%     4,174       50
Holdenville                24          733,138     6.50%     4,267       50
Wetumka                    24          667,574     6.50%     3,911       50
Mariners Cove              32        1,041,948     7.25%     6,572       50
Mariners Cove Sr.          24          806,984     7.25%     5,105       50
Antlers                    36        1,097,931     7.25%     6,938       50
Bentonville                24          597,487     7.75%     4,835       45
Deerpoint                  24          761,091     7.75%     5,250       50
Aurora                     28          731,420     7.25%     7,652       50
Baxter                     16          433,216     6.50%     4,086       50
Arbor Gate                 24          761,413     6.50%     4,380       50
Timber Ridge               24          739,975     7.25%     4,679       50
Concordia Sr.              24          689,420     6.50%     3,963       50
Mountainburg               24          720,120     6.50%     4,162       50
Lincoln                    25          892,256     8.25%     6,330       50
Fox Ridge                  24          747,717     7.25%     4,732       50
Meadow View                16          595,029     7.25%     3,757       50
Sheridan                   16          614,146     8.25%     3,527       50
Morningside                32          979,130     7.25%     6,177       50
Grand Isle                 16          944,757     8.25%     6,703       50
Meadowview                 29          784,856     7.25%     5,243       39
Taylor                     44        1,256,975     7.50%     7,223       50
Brookwood                  44        1,478,467     6.50%     8,499       50
Pleasant Valley            33        1,106,152     7.25%     6,978       50
Reelfoot                   20          661,845     7.25%     4,234       50
River Rest                 34        1,153,143     7.25%     7,256       50
Kirskville                 24          686,711     7.25%     4,320       50
Cimmaron                   24          837,636    10.75%     4,905       50
Kenton                     46        1,436,657     7.25%     9,045       50
Lovingston                 64        2,248,529     7.00%    12,917       50
Pontotoc                   36        1,108,184     7.25%     6,927       50
So. Brenchley              30        1,243,956     7.25%     7,728       50
Hustonville                16          528,728     6.50%     3,062       50
Northpoint                 24          902,337     7.25%     5,700       50
Brooks Field               32          960,633     7.25%     6,046       50
Brooks Lane                36        1,108,036     7.25%     6,954       50
Brooks Point               41        1,373,716     7.25%     8,613       50
Brooks Run                 24          762,462     7.25%     4,786       50
Logan Heights              24          788,022     7.25%     4,960       50
Lakeshore 2                36        1,156,874     7.75%     7,716       50
Cottondale                 25          766,373     7.75%     5,115       50
                                    ----------
                                   $38,627,538
                                   ===========


GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 1999

SERIES 9
                                                           MONTHLY
                        # OF                    INTEREST      DEBT     TERM
PARTNERSHIP             UNITS          BALANCE      RATE   SERVICE  (YEARS)
-----------             -----          -------  --------   -------   ------
Jay                        24          656,657     7.25%     4,167       50
Boxwood                    24          627,669     6.50%     3,666       50
Stilwell 3                 16          471,865     7.25%     3,038       50
Arbor Trace                24          746,189     7.25%     4,700       50
Arbor Trace 2              42        1,467,007     7.25%     9,235       50
Omega                      36        1,140,437     7.25%     7,193       50
Cornell 2                  24          928,874     7.25%     5,862       50
Elm Creek                  24          960,784     7.25%     6,060       50
Marionville                20          569,235     6.50%     5,308       50
Lamar                      24          721,405     7.25%     4,593       50
Mt. Glen                   24          833,817     6.50%     4,797       50
Centreville                24          793,818     7.25%     4,998       50
Skyview                    36        1,141,182     7.25%     7,199       50
Sycamore                   40        1,423,424     7.25%     8,979       50
Bradford                   24          795,943     7.03%     5,008       50
Cedar Lane                 24          746,208     6.50%     4,383       50
Stanton                    24          808,594     7.25%     5,120       50
Abernathy                  24          631,755     6.50%     3,673       50
Pembroke                   24          803,253     7.25%     5,070       50
Meadowview                 24          652,718     0.50%     3,006       20
Town Branch                24          779,756     7.25%     4,973       50
Fox Run                    24          783,256     6.50%     4,510       50
Maple Street               32        1,372,031     7.25%     8,632       50
Manchester                 18          594,174     7.25%     3,740       50
                                     ---------
                                   $20,450,051
                                   ===========


GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 1999

SERIES 10
                                                           MONTHLY
                        # OF                    INTEREST      DEBT     TERM
PARTNERSHIP             UNITS          BALANCE      RATE   SERVICE  (YEARS)
-----------             -----          -------  --------   -------   ------
Redstone                   24          852,258     6.50%     4,905       50
Albany                     24          786,093     6.50%     4,570       50
Oak Terrace                18          547,616     6.50%     3,150       50
Wellshill                  32        1,088,320     7.25%     6,843       50
Applegate                  36        1,114,105     0.50%     4,937       20
Heatherwood                36          905,764     0.50%     4,301       20
Peachtree                  28        1,009,775     7.25%     6,379       50
Donna                      50        1,436,942     6.50%     8,252       50
Wellsville                 24        1,071,161     6.50%     6,316       50
Tecumseh                   24          871,850     7.25%     5,481       50
Clay City                  24          817,496     7.25%     5,158       50
Irvine West                24          814,173     7.25%     5,137       50
New Castle                 24          811,232     7.25%     5,131       50
Stigler                    20          596,948     7.25%     3,764       50
Courtyard                  21          649,707     6.50%     3,729       50
                                     ---------
                                   $13,373,440
                                   ===========



SERIES 11
                                                           MONTHLY
                        # OF                    INTEREST      DEBT     TERM
PARTNERSHIP             UNITS          BALANCE      RATE   SERVICE  (YEARS)
-----------             -----          -------  --------   -------   ------
Homestead                  32        1,322,595     6.50%     7,411       50
Mountain Oak               24          691,982     8.00%     2,745       50
Eloy                       24          649,386     6.00%     3,460       50
Gila Bend                  36          975,395     8.00%     6,428       50
Creekstone                 40        1,023,955    11.00%     5,235       30
Tifton                     36          953,518     0.00%     2,077       42
Cass Towne                 10          144,417     3.00%     1,417       10
Warsaw                     56        2,681,103     6.50%    15,387       50
Royston                    25          748,370     6.75%     4,414       50
Red Bud                     8          240,157     7.25%     1,458       50
Cardinal                   32          102,295     6.50%     1,348       50
Parsons                    38        1,097,732     8.00%     6,243       50
                                     ---------
                                   $10,630,905
                                   ===========

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


                           GATEWAY TAX CREDIT FUND III LTD.
                           (A Florida Limited Partnership)
                           By:  Raymond James Tax Credit Funds,Inc.
                           Raymond James Tax Credit Funds, Inc.





Date: July 14, 2000        By:/s/ Ronald M. Diner
                           Ronald M. Diner
                           President



Date: July 14, 2000        By:/s/ Sandra L. Furey
                           Sandra L. Furey
                           Secretary and Treasurer

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


                           GATEWAY TAX CREDIT FUND III LTD.
                           (A Florida Limited Partnership)
                           By:  Raymond James Tax Credit Funds,Inc.
                           Managing General Partner




Date: July 14, 2000        By:/s/ Ronald M. Diner
                           Ronald M. Diner
                           President



Date: July 14, 2000        By:/s/ Sandra L. Furey
                           Sandra L. Furey
                           Secretary and Treasurer