Form 10-Q
period 2000-06-30
GATEWAY TAX CREDIT FUND III LTD
filed 2000-08-15
CIK 881716

45
GTWY3
                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

                                 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended             June 30, 2000

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

                                                 Number of Units
     Title of Each Class                          June 30, 2000
Units of Limited Partnership
Interest:  $1,000 per unit                            33,799

                   DOCUMENTS INCORPORATED BY REFERENCE
              Parts I and II, 1999 Form 10-K, filed with the
            Securities and Exchange Commission on July 14, 2000
            Parts III and IV - Form S-11 Registration Statement
                and all amendments and supplements thereto
                             File No. 33-44238

PART I - Financial Information
 Item 1.  Financial Statements

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

SERIES 7                                         JUNE 30,        MARCH 31,
                                                   2000            2000
                                                 -------         -------
                                               (Unaudited)      (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                     $   320,605     $   324,156
 Investments in Securities                          54,940          54,067
                                               ------------    ------------
  Total Current Assets                             375,545         378,223

 Investments in Securities                         362,610         356,248
 Investments in Project Partnerships, Net        2,068,145       2,237,728
                                               -----------     -----------
    Total Assets                               $ 2,806,300     $ 2,972,199
                                               ===========     ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                   $    48,334     $    54,468
                                               -----------     -----------
  Total Current Liabilities                         48,334          54,468
                                               -----------     -----------
Long-Term Liabilities:
 Payable to General Partners                       333,283         312,688
                                               -----------     -----------
Partners' Equity (Deficit):
Limited Partners (10,395 units for Series
7, 9,980 for Series 8, 6,254 for Series 9,
5,043 for Series 10 and 5,127 for Series
11 at June 30, 2000 and March 31, 2000)          2,491,714       2,670,270
General Partners                                   (67,031)        (65,227)
                                               -----------     -----------
  Total Partners' Equity                         2,424,683       2,605,043
                                               -----------     -----------
    Total Liabilities and Partners' Equity     $ 2,806,300     $ 2,972,199
                                               ===========     ===========

              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

SERIES 8                                          JUNE 30,       MARCH 31,
                                                   2000            2000
                                                  -------        -------
                                                (Unaudited)     (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   425,283    $   425,447
 Investments in Securities                           52,115         51,329
                                                ------------    ------------
  Total Current Assets                              477,398        476,776

 Investments in Securities                          344,410        338,702
 Investments in Project Partnerships, Net         1,263,554      1,423,188
                                                -----------    -----------
    Total Assets                                $ 2,085,362    $ 2,238,666
                                                ===========    ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                    $    38,685    $    45,318
                                                -----------    -----------
  Total Current Liabilities                          38,685         45,318
                                                -----------    -----------
Long-Term Liabilities:
 Payable to General Partners                        386,050        364,673
                                                -----------    -----------
Partners' Equity (Deficit):
Limited Partners (10,395 units for Series
7, 9,980 for Series 8, 6,254 for Series 9,
5,043 for Series 10 and 5,127 for Series 11
at June 30, 2000 and March 31, 2000)              1,731,645      1,898,013
General Partners                                    (71,018)       (69,338)
                                                -----------    -----------
  Total Partners' Equity                          1,660,627      1,828,675
                                                -----------    -----------
    Total Liabilities and Partners' Equity      $ 2,085,362    $ 2,238,666
                                                ===========    ===========

              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

SERIES 9                                          JUNE 30,        MARCH 31,
                                                    2000            2000
                                                   -------         -------
                                                 (Unaudited)      (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   212,232    $   209,964
 Investments in Securities                           30,982         30,560
                                                ------------    ------------
  Total Current Assets                              243,214        240,524

 Investments in Securities                          233,250        229,761
 Investments in Project Partnerships, Net         2,148,595      2,303,872
                                                -----------    -----------
    Total Assets                                $ 2,625,059    $ 2,774,157
                                                ===========    ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                    $    22,299    $    25,970
                                                -----------    -----------
    Total Current Liabilities                        22,299         25,970
                                                -----------    -----------
Long-Term Liabilities:
 Payable to General Partners                        226,245        214,521
                                                -----------    -----------
Partners' Equity (Deficit):
Limited Partners (10,395 units for Series
7, 9,980 for Series 8, 6,254 for Series 9,
5,043 for Series 10 and 5,127 for Series 11
at June 30, 2000 and March 31, 2000)              2,407,587      2,563,166
General Partners                                    (31,072)       (29,500)
                                                -----------    -----------
  Total Partners' Equity                          2,376,515      2,533,666
                                                -----------    -----------
    Total Liabilities and Partners' Equity      $ 2,625,059    $ 2,774,157
                                                ===========    ===========

              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

SERIES 10                                         JUNE 30,        MARCH 31,
                                                    2000            2000
                                                   -------         -------
                                                 (Unaudited)      (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   227,814    $   226,070
 Investments in Securities                           24,162         23,784
                                                 ------------   ------------
  Total Current Assets                              251,976        249,854

 Investments in Securities                          191,507        188,259
 Investments in Project Partnerships, Net         2,662,114      2,764,397
                                                -----------    -----------
    Total Assets                                $ 3,105,597    $ 3,202,510
                                                ===========    ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                    $    26,559    $    29,116
                                                -----------    -----------
    Total Current Liabilities                        26,559         29,116
                                                -----------    -----------
Long-Term Liabilities:
 Payable to General Partners                         65,517         57,475
                                                -----------    -----------
Partners' Equity (Deficit):
Limited Partners (10,395 units for Series
7, 9,980 for Series 8, 6,254 for Series 9,
5,043 for Series 10 and 5,127 for Series 11
at June 30, 2000 and March 31, 2000)              3,027,566      3,128,940
General Partners                                    (14,045)       (13,021)
                                                -----------    -----------
  Total Partners' Equity                          3,013,521      3,115,919
                                                -----------    -----------
    Total Liabilities and Partners' Equity      $ 3,105,597    $ 3,202,510
                                                ===========    ===========

              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

SERIES 11                                         JUNE 30,        MARCH 31,
                                                    2000            2000
                                                  -------         -------
                                                (Unaudited)      (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   229,070    $   230,874
 Investments in Securities                           24,994         24,571
                                                 ------------   ------------
  Total Current Assets                              254,064        255,445

 Investments in Securities                          212,247        208,405
 Investments in Project Partnerships, Net         3,471,049      3,534,837
                                                -----------    -----------
    Total Assets                                $ 3,937,360    $ 3,998,687
                                                ===========    ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                    $    26,660    $    28,842
                                                -----------    -----------
  Total Current Liabilities                          26,660         28,842
                                                -----------    -----------
Long-Term Liabilities:
 Payable to General Partners                         25,877         19,190
                                                -----------    -----------
Partners' Equity (Deficit):
Limited Partners (10,395 units for Series
7, 9,980 for Series 8, 6,254 for Series 9,
5,043 for Series 10 and 5,127 for Series 11
at June 30, 2000 and March 31, 2000)              3,891,965      3,957,139
General Partners                                     (7,142)        (6,484)
                                                -----------    -----------
  Total Partners' Equity                          3,884,823      3,950,655
                                                -----------    -----------
    Total Liabilities and Partners' Equity      $ 3,937,360    $ 3,998,687
                                                ===========    ===========

              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

TOTAL SERIES 7 - 11                               JUNE 30,        MARCH 31,
                                                    2000            2000
                                                  -------         -------
                                                (Unaudited)      (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $ 1,415,004    $ 1,416,511
 Investments in Securities                          187,193        184,311
                                                 ------------   ------------
Total Current Assets                              1,602,197      1,600,822

 Investments in Securities                        1,344,024      1,321,375
 Investments in Project Partnerships, Net        11,613,457     12,264,022
                                                -----------    -----------
    Total Assets                                $14,559,678    $15,186,219
                                                ===========    ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                    $   162,537    $   183,714
                                                -----------    -----------
  Total Current Liabilities                         162,537        183,714
                                                -----------    -----------
Long-Term Liabilities:
 Payable to General Partners                      1,036,972        968,547
                                                -----------    -----------
Partners' Equity (Deficit):
Limited Partners (10,395 units for Series
7, 9,980 for Series 8, 6,254 for Series 9,
5,043 for Series 10 and 5,127 for Series 11
at June 30, 2000 and March 31, 2000)             13,550,477     14,217,528
General Partners                                   (190,308)      (183,570)
                                                -----------    -----------
  Total Partners' Equity                         13,360,169     14,033,958
                                                -----------    -----------
    Total Liabilities and Partners' Equity      $14,559,678    $15,186,219
                                                ===========    ===========

              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30,
                                (Unaudited)

SERIES 7                                             2000           1999
                                                     ----           ----
Revenues:
 Interest Income                               $    11,720    $    10,670
                                               -----------    -----------
Expenses:
 Asset Management Fee-General Partner               21,988         22,052
 General and Administrative:
  General Partner                                    3,257          2,936
  Other                                              3,255          3,038
 Amortization                                        3,549          4,368
                                               -----------    -----------
  Total Expenses                                    32,049         32,394
                                               -----------    -----------
Loss Before Equity in Losses
 of Project Partnerships                           (20,329)       (21,724)
Equity in Losses of Project
 Partnerships                                     (160,031)      (149,531)
                                                ----------     ----------
Net Loss                                       $  (180,360)   $  (171,255)
                                               ===========    ===========
Allocation of Net Loss:
 Limited Partners                              $  (178,556)   $  (169,542)
 General Partners                                   (1,804)        (1,713)
                                               -----------    -----------
                                               $  (180,360)   $  (171,255)
                                               ===========    ===========
Net Loss Per Number of Limited
Partnership Units                              $    (17.18)   $    (16.31)
                                              ============   ============
Number of Limited Partnership Units
Outstanding                                         10,395         10,395
                                              ============   ============

              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30,
                                (Unaudited)
SERIES 8                                            2000            1999
                                                    ----            ----
Revenues:
 Interest Income                               $    12,359    $    11,075
                                               -----------    -----------
Expenses:
 Asset Management Fee-General Partner               22,914         22,983
 General and Administrative:
  General Partner                                    3,591          3,237
  Other                                              3,343          3,369
 Amortization                                        2,264          3,260
                                               -----------    -----------
  Total Expenses                                    32,112         32,849
                                               -----------    -----------
Loss Before Equity in Losses
 of Project Partnerships                           (19,753)       (21,774)
Equity in Losses of Project
 Partnerships                                     (148,295)      (206,077)
                                                ----------     ----------
Net Loss                                       $  (168,048)   $  (227,851)
                                               ===========    ===========
Allocation of Net Loss:
 Limited Partners                              $  (166,368)   $  (225,572)
 General Partners                                   (1,680)        (2,279)
                                               -----------    -----------
                                               $  (168,048)   $  (227,851)
                                               ===========    ===========
Net Loss Per Number of Limited
Partnership Units                              $    (16.67)   $    (22.60)
                                              ============   ============
Number of Limited Partnership Units
Outstanding                                          9,980          9,980
                                              ============   ============

              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30,
                                (Unaudited)

SERIES 9                                              2000          1999
                                                      ----          ----
Revenues:
 Interest Income                                $     6,832   $     6,140
                                                -----------   -----------
Expenses:
 Asset Management Fee-General Partner                12,580        12,615
 General and Administrative:
  General Partner                                     2,004         1,807
  Other                                               2,166         1,911
 Amortization                                         1,430         1,743
                                                -----------   -----------
  Total Expenses                                     18,180        18,076
                                                -----------   -----------
Loss Before Equity in Losses
 of Project Partnerships                            (11,348)      (11,936)
Equity in Losses of Project
 Partnerships                                      (145,803)     (133,500)
                                                 ----------    ----------
Net Loss                                        $  (157,151)  $  (145,436)
                                                ===========   ===========
Allocation of Net Loss:
 Limited Partners                               $  (155,579)  $  (143,982)
 General Partners                                    (1,572)       (1,454)
                                                -----------   -----------
                                                $  (157,151)  $  (145,436)
                                                ===========   ===========
Net Loss Per Number of Limited
Partnership Units                               $    (24.88)  $    (23.02)
                                               ============  ============
Number of Limited Partnership Units
Outstanding                                           6,254         6,254
                                               ============  ============

              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30,
                                (Unaudited)

SERIES 10                                           2000            1999
                                                    ----            ----
Revenues:
 Interest Income                               $     6,779    $     6,009
                                               -----------    -----------
Expenses:
 Asset Management Fee-General Partner                8,577          8,607
 General and Administrative:
  General Partner                                    1,253          1,129
  Other                                              1,555          1,388
 Amortization                                        1,405          1,406
                                               -----------    -----------
  Total Expenses                                    12,790         12,530
                                               -----------    -----------
Loss Before Equity in Losses
 of Project Partnerships                            (6,011)        (6,521)
Equity in Losses of Project
 Partnerships                                      (96,387)       (48,979)
                                                ----------     ----------
Net Loss                                       $  (102,398)   $   (55,500)
                                               ===========    ===========
Allocation of Net Loss:
 Limited Partners                              $  (101,374)   $   (54,945)
 General Partners                                   (1,024)          (555)
                                               -----------    -----------
                                               $  (102,398)   $   (55,500)
                                               ===========    ===========
Net Loss Per Number of Limited
Partnership Units                              $    (20.10)   $    (10.90)
                                              ============   ============
Number of Limited Partnership Units
Outstanding                                          5,043          5,043
                                              ============   ============

              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30,
                                (Unaudited)

SERIES 11                                            2000           1999
                                                     ----           ----
Revenues:
 Interest Income                                $     7,456   $     6,666
                                                -----------   -----------
Expenses:
 Asset Management Fee-General Partner                 7,116         6,930
 General and Administrative:
  General Partner                                     1,002           903
  Other                                               1,564         1,300
 Amortization                                         2,073         2,074
                                                -----------   -----------
  Total Expenses                                     11,755        11,207
                                                -----------   -----------
Loss Before Equity in Losses
 of Project Partnerships                             (4,299)       (4,541)
Equity in Losses of Project
 Partnerships                                       (61,533)      (38,629)
                                                 ----------    ----------
Net Loss                                        $   (65,832)  $   (43,170)
                                                ===========   ===========
Allocation of Net Loss:
 Limited Partners                               $   (65,174)  $   (42,738)
 General Partners                                      (658)         (432)
                                                -----------   -----------
                                                $   (65,832)  $   (43,170)
                                                ===========   ===========
Net Loss Per Number of Limited
Partnership Units                              $     (12.71)  $     (8.34)
                                               ============  ============
Number of Limited Partnership Units
Outstanding                                           5,127         5,127
                                               ============  ============

              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30,
                                (Unaudited)

TOTAL SERIES 7 - 11                                  2000           1999
                                                     ----           ----
Revenues:
 Interest Income                                $    45,146   $    40,560
                                                -----------   -----------
Expenses:
 Asset Management Fee-General Partner                73,175        73,187
 General and Administrative:
  General Partner                                    11,107        10,012
  Other                                              11,883        11,006
 Amortization                                        10,721        12,851
                                                -----------   -----------
  Total Expenses                                    106,886       107,056
                                                -----------   -----------
Loss Before Equity in Losses
 of Project Partnerships                            (61,740)      (66,496)
Equity in Losses of Project
 Partnerships                                      (612,049)     (576,716)
                                                 ----------    ----------
Net Loss                                        $  (673,789)  $  (643,212)
                                                ===========   ===========
Allocation of Net Loss:
 Limited Partners                               $  (667,051)  $  (636,780)
 General Partners                                    (6,738)       (6,432)
                                                -----------   -----------
                                                $  (673,789)  $  (643,212)
                                                ===========   ===========

              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                 STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
            FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999:


                                  Limited         General
SERIES 7                          Partners        Partners         Total
                                 ---------        --------         -----

Balance at March 31, 1999       $ 3,220,449    $    (59,670)    $ 3,160,779

Net Loss                           (169,542)         (1,713)       (171,255)
                                -----------     -----------     -----------

Balance at June 30, 1999        $ 3,050,907    $    (61,383)    $ 2,989,524
                               ============    ============    ============


Balance at March 31, 2000       $ 2,670,270    $    (65,227)    $ 2,605,043

Net Loss                           (178,556)         (1,804)       (180,360)
                                -----------     -----------     -----------

Balance at June 30, 2000        $ 2,491,714     $   (67,031)    $ 2,424,683
                               ============    ============    ============


              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                 STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
            FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999:


                                   Limited         General
SERIES 8                           Partners        Partners         Total
                                  ---------        --------         -----

Balance at March 31, 1999       $ 3,132,833    $    (56,866)    $ 3,075,967

Net Loss                           (225,572)         (2,279)       (227,851)
                                -----------     -----------     -----------

Balance at June 30, 1999        $ 2,907,261    $    (59,145)    $ 2,848,116
                               ============    ============    ============


Balance at March 31, 2000       $ 1,898,013    $    (69,338)    $ 1,828,675

Net Loss                           (166,368)         (1,680)       (168,048)
                                -----------     -----------     -----------

Balance at June 30, 2000       $  1,731,645    $    (71,018)    $ 1,660,627
                               ============    ============    ============


              See accompanying notes to financial statements.


                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                 STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
            FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999:


                                   Limited         General
SERIES 9                           Partners        Partners         Total
                                  ---------        --------         -----

Balance at March 31, 1999       $ 3,105,611    $    (24,021)    $ 3,081,590

Net Loss                           (143,982)         (1,454)       (145,436)
                                -----------     -----------     -----------

Balance at June 30, 1999        $ 2,961,629    $    (25,475)    $ 2,936,154
                               ============    ============    ============


Balance at March 31, 2000       $ 2,563,166    $    (29,500)    $ 2,533,666

Net Loss                           (155,579)         (1,572)       (157,151)
                                -----------     -----------     -----------

Balance at June 30, 2000        $ 2,407,587    $    (31,072)    $ 2,376,515
                               ============    ============    ============


              See accompanying notes to financial statements.


                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                 STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
            FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999:


                                   Limited         General
SERIES 10                          Partners        Partners         Total
                                  ---------        --------         -----

Balance at March 31, 1999       $ 3,454,065    $     (9,737)    $ 3,444,328

Net Loss                            (54,945)           (555)        (55,500)
                                -----------     -----------     -----------

Balance at June 30, 1999        $ 3,399,120    $    (10,292)    $ 3,388,828
                               ============    ============    ============


Balance at March 31, 2000       $ 3,128,940    $    (13,021)    $ 3,115,919

Net Loss                           (101,374)         (1,024)       (102,398)
                                -----------     -----------     -----------

Balance at June 30, 2000        $ 3,027,566    $    (14,045)    $ 3,013,521
                               ============    ============    ============


              See accompanying notes to financial statements.


                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                 STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
            FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999:


                                   Limited         General
SERIES 11                          Partners        Partners         Total
                                  ---------        --------         -----

Balance at March 31, 1999       $ 4,120,106    $     (4,838)    $ 4,115,268

Net Loss                            (42,738)           (432)        (43,170)
                                -----------     -----------     -----------

Balance at June 30, 1999        $ 4,077,368    $     (5,270)    $ 4,072,098
                               ============    ============    ============


Balance at March 31, 2000       $ 3,957,139    $     (6,484)    $ 3,950,655

Net Loss                            (65,174)           (658)        (65,832)
                                -----------     -----------     -----------

Balance at June 30, 2000        $ 3,891,965    $     (7,142)    $ 3,884,823
                               ============    ============    ============


              See accompanying notes to financial statements.


                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                 STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
            FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999:


                                   Limited         General
TOTAL SERIES 7 - 11                Partners        Partners         Total
                                  ---------        --------         -----

Balance at March 31, 1999       $17,033,064    $   (155,132)    $16,877,932

Net Loss                           (636,780)         (6,432)       (643,212)
                                -----------     -----------     -----------

Balance at June 30, 1999        $16,396,284    $   (161,564)    $16,234,720
                               ============    ============    ============


Balance at March 31, 2000       $14,217,528    $   (183,570)    $14,033,958

Net Loss                           (667,051)         (6,738)       (673,789)
                                -----------     -----------     -----------

Balance at June 30, 2000        $13,550,477    $   (190,308)    $13,360,169
                               ============    ============    ============


              See accompanying notes to financial statements.



                      GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED JUNE 30,
                                (Unaudited)

SERIES 7                                              2000           1999
--------                                              ----           ----
Cash Flows from Operating Activities:
  Net Loss                                     $   (180,360)  $  (171,255)
  Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
   Amortization                                       3,549         4,368
   Accreted Interest Income on Investments
   in Securities                                     (7,235)       (7,517)
   Equity in Losses of Project Partnerships         160,031       149,531
   Changes in Operating Assets and
Liabilities:
    Increase in Payable to General Partners          14,462        22,018
                                                -----------   -----------
     Net Cash Used in Operating Activities           (9,553)       (2,855)
                                                -----------   -----------
Cash Flows from Investing Activities:
 Distributions Received from Project
 Partnerships                                         6,002         8,993
                                                -----------   -----------
     Net Cash Provided by Investing
     Activities                                       6,002         8,993
                                                -----------   -----------
Increase (Decrease) in Cash and Cash
Equivalents                                          (3,551)        6,138

Cash and Cash Equivalents at Beginning of
Year                                                324,156       299,313
                                                -----------   -----------
Cash and Cash Equivalents at End of Year        $   320,605   $   305,451
                                                ===========   ===========


              See accompanying notes to financial statements.


                      GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED JUNE 30,
                                (Unaudited)

SERIES 8                                             2000           1999
--------                                             ----           ----
Cash Flows from Operating Activities:
  Net Loss                                      $  (168,048)  $  (227,851)
  Adjustments to Reconcile Net Loss to Net
Cash Used In Operating Activities:
   Amortization                                       2,264         3,260
   Accreted Interest Income on Investments
   in Securities                                     (6,496)       (6,751)
   Equity in Losses of Project Partnership          148,295       206,077
   Changes in Operating Assets and
   Liabilities:
    Increase in Payable to General Partners          14,746        23,061
                                                -----------   -----------
     Net Cash Used in Operating Activities           (9,239)       (2,204)
                                                -----------   -----------
Cash Flows from Investing Activities:
 Distributions Received from Project
 Partnerships                                         9,075        12,745
                                                -----------   -----------
     Net Cash Provided by Investing
     Activities                                       9,075        12,745
                                                -----------   -----------
Increase (Decrease) in Cash and Cash
Equivalents                                            (164)       10,541

Cash and Cash Equivalents at Beginning of
Year                                                425,447       411,602
                                                -----------   -----------
Cash and Cash Equivalents at End of Year        $   425,283   $   422,143
                                                ===========   ===========


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED JUNE 30,
                                (Unaudited)

SERIES 9                                             2000           1999
--------                                             ----           ----
Cash Flows from Operating Activities:
  Net Loss                                      $  (157,151)  $  (145,436)
  Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
   Amortization                                       1,430         1,743
   Accreted Interest Income on Investments
   in Securities                                     (3,912)       (4,079)
   Equity in Losses of Project Partnerships         145,803       133,500
   Changes in Operating Assets and
   Liabilities:
    Increase in Payable to General Partners           8,053        12,481
                                                -----------   -----------
     Net Cash Used in Operating Activities           (5,777)       (1,791)
                                                -----------   -----------
Cash Flows from Investing Activities:
  Increase in Receivable from Other Series                0        (2,208)
  Decrease in Receivable from Project
  Partnerships                                            0         2,208
  Distributions Received from Project
  Partnerships                                        8,045         5,846
  Increase (Decrease) in Payable -
    Other Series                                          0         1,003
    Project Partnerships - Capital
    Contributions                                         0        (1,003)
                                                -----------   -----------
     Net Cash Provided by Investing
     Activities                                       8,045         5,846
                                                -----------   -----------
Increase in Cash and Cash Equivalents                 2,268         4,055

Cash and Cash Equivalents at Beginning of
Year                                                209,964       195,618
                                                -----------   -----------
Cash and Cash Equivalents at End of Year        $   212,232   $   199,673
                                                ===========   ===========

               See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED JUNE 30,
                                (Unaudited)

SERIES 10                                            2000           1999
--------                                             ----           ----
Cash Flows from Operating Activities:
  Net Loss                                       $ (102,398)  $   (55,500)
  Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
   Amortization                                       1,405         1,406
   Accreted Interest Income on Investments
   in Securities                                     (3,624)       (3,735)
   Equity in Losses of Project Partnerships          96,387        48,979
   Changes in Operating Assets and
   Liabilities:
    Increase in Payable to General Partners           5,485         8,610
                                                -----------   -----------
     Net Cash Used in Operating Activities           (2,745)         (240)
                                                -----------   -----------
Cash Flows from Investing Activities:
 Increase in Receivable from Other Series                 0        (1,003)
  Decrease in Receivable from Project
  Partnerships                                            0           253
  Distributions Received from Project
  Partnerships                                        4,489         4,489
  Increase (Decrease) in Payable -
    Other Series                                          0         2,208
    Project Partnerships - Capital
    Contributions                                         0        (2,208)
                                                -----------   -----------
     Net Cash Provided by Investing
     Activities                                       4,489         3,739
                                                -----------   -----------
Increase in Cash and Cash Equivalents                 1,744         3,499

Cash and Cash Equivalents at Beginning of
Year                                                226,070       216,566
                                                -----------   -----------
Cash and Cash Equivalents at End of Year        $   227,814   $   220,065
                                                ===========   ===========


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED JUNE 30,
                                (Unaudited)

SERIES 11                                            2000           1999
--------                                             ----           ----
Cash Flows from Operating Activities:
  Net Loss                                       $  (65,832)  $   (43,170)
  Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
   Amortization                                       2,073         2,074
   Accreted Interest Income on Investments
   in Securities                                     (4,263)       (4,347)
   Equity in Losses of Project Partnerships          61,533        38,629
   Changes in Operating Assets and
   Liabilities:
    Increase in Payable to General Partners           4,505         6,940
                                                -----------   -----------
     Net Cash Provided by (Used in)
     Operating Activities                            (1,984)          126
                                                -----------   -----------
Cash Flows from Investing Activities:
   Distributions Received from Project
   Partnerships                                         180             0
                                                -----------   -----------
     Net Cash Provided by Investing
     Activities                                         180             0
                                                -----------   -----------
Increase (Decrease) in Cash and Cash
Equivalents                                          (1,804)          126

Cash and Cash Equivalents at Beginning of
Year                                                230,874       223,024
                                                -----------   -----------
Cash and Cash Equivalents at End of Year        $   229,070   $   223,150
                                                ===========   ===========


              See accompanying notes to financial statements.


                      GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED JUNE 30,
                                (Unaudited)

TOTAL SERIES 7 - 11                                  2000           1999
-------------------                                  ----           ----
Cash Flows from Operating Activities:
  Net Loss                                      $  (673,789)  $  (643,212)
  Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
   Amortization                                      10,721        12,851
   Accreted Interest Income on Investments
   in Securities                                    (25,530)      (26,429)
   Equity in Losses of Project Partnerships         612,049       576,716
   Changes in Operating Assets and
   Liabilities:
    Increase in Payable to General Partners          47,251        73,110
                                                -----------   -----------
     Net Cash Used in Operating Activities          (29,298)       (6,964)
                                                -----------   -----------
Cash Flows from Investing Activities:
 Increase in Receivable from Other Series                 0        (3,211)
 Decrease in Receivable from Project
 Partnerships                                             0         2,461
  Distributions Received from Project
  Partnerships                                       27,791        32,073
  Increase (Decrease) in Payable -
    Other Series                                          0         3,211
    Project Partnerships - Capital
    Contributions                                         0        (3,211)
                                                -----------   -----------
     Net Cash Provided by Investing
     Activities                                      27,791        31,323
                                                -----------   -----------
Increase (Decrease) in Cash and Cash
Equivalents                                          (1,507)       24,359

Cash and Cash Equivalents at Beginning of
Year                                              1,416,511     1,346,123
                                                -----------   -----------
Cash and Cash Equivalents at End of Year        $ 1,415,004   $ 1,370,482
                                                ===========   ===========

              See accompanying notes to financial statements.


                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                       NOTES TO FINANCIAL STATEMENTS
                               JUNE 30, 2000

NOTE 1 - ORGANIZATION:

   Gateway Tax Credit Fund III Ltd. ("Gateway"), a Florida Limited Partnership, was formed October 17, 1991 under the laws of Florida. Gateway offered its limited partnership interests in Series. The first Series for Gateway is Series 7. Operations commenced on July 16, 1992 for Series 7, January 4, 1993 for Series 8, September 30, 1993 for Series 9, January 21, 1994 for Series 10 and April 29, 1994 for Series 11. Each Series invests, as a limited partner, in other limited partnerships ("Project Partnerships"), each of which owns and operates apartment complexes eligible for Low-Income Housing Tax Credits ("Tax Credits"), provided for in Section 42 of the Internal Revenue Code of 1986. Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the Limited Partnership Agreement. As of June 30, 2000, Gateway had received capital contributions of $1,000 from the General Partners and $36,799,000 from the investor Limited Partners.

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

   Gateway accounts for its investments as the limited partner in Project Partnerships ("Investments in Project Partnerships") using the equity method of accounting, because management believes that Gateway does not have a majority control of the major operating and financial policies of the Project Partnerships in which it invests, and reports the equity in losses of the Project Partnerships on a 3-month lag in the Statement of Operations. Under the equity method, the Investments in Project Partnerships initially include:

  1)  Gateway's capital contribution,
  2) Acquisition fees paid to the General Partner for services rendered selecting properties for acquisition, and
  3) Acquisition expenses including legal fees, travel and other miscellaneous costs relating to acquiring properties.

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

Basis of Preparation

    The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting
principles.   These  statements  should be read  in  conjunction  with  the financial statements and notes thereto included with the Partnership's Form 10-K for the year ended March 31, 2000. In the opinion of management these
financial  statements  include  adjustments,  consisting  only  of   normal
recurring adjustments, necessary to fairly summarize the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

NOTE 3 - INVESTMENT IN SECURITIES:

    The June 30, 2000 Balance Sheet includes Investment in Securities consisting of U.S. Treasury Security Strips which represents their cost, plus accreted interest income of $175,979 for Series 7, $152,414 for Series 8, $86,473 for Series 9, $75,274 for Series 10 and $85,289 for Series 11.

                                                            Gross Unrealized
                      Estimated Market       Cost Plus          Gains and
                            Value        Accreted Interest       (Losses)
                     -----------------  -----------------   ----------------
Series 7                  $  435,474         $  417,550           $  17,924
Series 8                     407,274            396,525              10,749
Series 9                     264,349            264,232                 117
Series 10                    223,053            215,669               7,384
Series 11                    252,420            237,241              15,179

    As of June 30, 2000, the cost and accreted interest of debt securities by contractual maturities is as follows:

                                     Series 7       Series 8       Series 9
                                     --------       --------       --------
Due with 1 year                    $   54,940     $   52,115     $   30,982
After 1 year through 5 years          212,583        198,639        120,629
After 5 years through 10 years        150,027        145,771        112,621
Over 10 years                               0              0              0
                                   ----------     ----------     ----------
  Total Amount Carried on
  Balance Sheet                    $  417,550     $  396,525     $  264,232
                                   ==========     ==========     ==========

                                    Series 10      Series 11        Total
                                     --------       --------       --------
Due with 1 year                    $   24,162     $   24,994     $  187,193
After 1 year through 5 years           89,853         99,147        720,851
After 5 years through 10 years        101,654        113,100        623,173
Over 10 years                               0              0              0
                                   ----------     ----------     ----------
  Total Amount Carried on
  Balance Sheet                    $  215,669     $  237,241     $1,531,217
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

    For the three months ended June 30 2000 and 1999 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

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

                         2000           1999
                        -----          -----
 Series 7            $ 21,988       $ 22,052
 Series 8              22,914         22,983
 Series 9              12,580         12,615
 Series 10              8,577          8,607
 Series 11              7,116          6,930
                     --------       --------
 Total               $ 73,175       $ 73,187
                     ========       ========

    General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an
accountable   basis.   This  expense  is  included  in  the  Statement   of
Operations.

 Series 7           $   3,257      $   2,936
 Series 8               3,591          3,237
 Series 9               2,004          1,807
 Series 10              1,253          1,129
 Series 11              1,002            903
                     --------       --------
 Total               $ 11,107       $ 10,012
                     ========       ========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

    As of June 30, 2000, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 39 Project Partnerships which own and operate government assisted multi-family housing
complexes.   Cash  flows from operations are allocated  according  to  each
Partnership  agreement.   Upon  dissolution proceeds  will  be  distributed
according to each Partnership agreement.

    The following is a summary of Investments in Project Partnerships as of:

SERIES 7                                           JUNE 30,       MARCH 31,
                                                     2000           2000
                                                --------------   -----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships       $ 7,732,089     $ 7,732,089

Cumulative equity in losses of Project
Partnerships (1)                                 (6,133,399)     (5,973,368)

Cumulative distributions received from
Project Partnerships                               (163,553)       (157,551)
                                                -----------     -----------
Investment in Project Partnerships before
adjustment                                        1,435,137       1,601,170

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      793,335         793,335
 Accumulated amortization of acquisition
 fees and expenses                                 (160,327)       (156,777)
                                               ------------    ------------

Investments in Project Partnerships             $ 2,068,145     $ 2,237,728
                                               ============    ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $797,990 for the period ended June 30, 2000 and cumulative suspended losses of $650,567 for the year ended March 31, 2000 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (CONTINUED):

   As of June 30, 2000, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 43 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:

SERIES 8                                          JUNE 30,       MARCH 31,
                                                    2000           2000
                                              --------------   -----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships       $ 7,586,105     $ 7,586,105

Cumulative equity in losses of Project
Partnerships (1)                                 (6,639,422)     (6,491,127)

Cumulative distributions received from
Project Partnerships                               (134,679)       (125,604)
                                                -----------     -----------
Investment in Project Partnerships before
adjustment                                          812,004         969,374

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      549,773         549,773
 Accumulated amortization of acquisition
 fees and expenses                                  (98,223)        (95,959)
                                               ------------    ------------

Investments in Project Partnerships             $ 1,263,554     $ 1,423,188
                                               ============    ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $840,015 for the period ended June 30, 2000 and cumulative suspended losses of $678,455 for the year ended March 31, 2000 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (CONTINUED):

    As of June 30, 2000, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 24 Project Partnerships which own and operate government assisted multi-family housing
complexes.   Cash  flows from operations are allocated  according  to  each
Partnership  agreement.   Upon  dissolution proceeds  will  be  distributed
according to each Partnership agreement.

    The following is a summary of Investments in Project Partnerships as of:

SERIES 9                                           JUNE 30,       MARCH 31,
                                                     2000           2000
                                                --------------   -----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships       $ 4,914,116     $ 4,914,116

Cumulative equity in losses of Project
Partnerships (1)                                 (2,871,743)     (2,725,940)

Cumulative distributions received from
Project Partnerships                                (93,781)        (85,736)
                                                -----------      ----------
Investment in Project Partnerships before
adjustment                                        1,948,592       2,102,440

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      244,087         244,087
 Accumulated amortization of acquisition
fees and expenses                                   (44,084)        (42,655)
                                               ------------    ------------

Investments in Project Partnerships             $ 2,148,595     $ 2,303,872
                                               ============    ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $104,334 for the period ended June 30, 2000 and cumulative suspended losses of $78,588 for the year ended March 31, 2000 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (CONTINUED):

    As of June 30, 2000, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 15 Project Partnerships which own and operate government assisted multi-family housing
complexes.   Cash  flows from operations are allocated  according  to  each
Partnership  agreement.   Upon  dissolution proceeds  will  be  distributed
according to each Partnership agreement.

    The following is a summary of Investments in Project Partnerships as of:

SERIES 10                                          JUNE 30,       MARCH 31,
                                                     2000           2000
                                                --------------   -----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships       $ 3,914,672     $ 3,914,672

Cumulative equity in losses of Project
Partnerships (1)                                 (1,308,147)     (1,211,760)

Cumulative distributions received from
Project Partnerships                               (105,106)       (100,617)
                                                -----------      ----------
Investment in Project Partnerships before
adjustment                                        2,501,419       2,602,295

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      196,738         196,738
 Accumulated amortization of acquisition
 fees and expenses                                  (36,043)        (34,636)
                                              -------------    ------------

Investments in Project Partnerships             $ 2,662,114     $ 2,764,397
                                              =============    ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $0 for the period ended June 30, 2000 and cumulative suspended losses of $0 for the year ended March 31, 2000 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (CONTINUED):

    As of June 30, 2000, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 12 Project Partnerships which own and operate government assisted multi-family housing
complexes.   Cash  flows from operations are allocated  according  to  each
Partnership  agreement.   Upon  dissolution proceeds  will  be  distributed
according to each Partnership agreement.

    The following is a summary of Investments in Project Partnerships as of:

SERIES 11                                          JUNE 30,       MARCH 31,
                                                     2000           2000
                                                --------------   -----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships       $ 4,128,042     $ 4,128,042

Cumulative equity in losses of Project
Partnerships (1)                                   (823,559)       (762,026)

Cumulative distributions received from
Project Partnerships                                (78,646)        (78,466)
                                                -----------     -----------
Investment in Project Partnerships before
adjustment                                        3,225,837       3,287,550

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      290,335         290,335
 Accumulated amortization of acquisition
 fees and expenses                                  (45,123)        (43,048)
                                               ------------     -----------

Investments in Project Partnerships             $ 3,471,049     $ 3,534,837
                                              =============   =============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $0 for the period June 30, 2000 and cumulative suspended losses of $0 for the year ended March 31, 2000 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (CONTINUED):

  The following is a summary of Investments in Project Partnerships as of:

TOTAL SERIES 7 - 11                                JUNE 30,       MARCH 31,
                                                     2000           2000
                                                --------------   -----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships       $28,275,024     $28,275,024

Cumulative equity in losses of Project
Partnerships (1)                                (17,776,270)    (17,164,221)

Cumulative distributions received from
Project Partnerships                               (575,765)       (547,974)
                                               ------------     -----------
Investment in Project Partnerships before
adjustment                                        9,922,989      10,562,829

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                    2,074,268       2,074,268
 Accumulated amortization of acquisition
 fees and expenses                                 (383,800)       (373,075)
                                               ------------    ------------

Investments in Project Partnerships             $11,613,457     $12,264,022
                                               ============   =============

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (CONTINUED):

    In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31, of each year:
                                                      2000          1999
SERIES 7                                              ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                                $ 3,286,607   $ 2,946,638
  Investment properties, net                     34,766,675    36,185,284
  Other assets                                       28,215        24,358
                                               ------------  ------------
    Total assets                                $38,081,497   $39,156,280
                                               ============  ============
Liabilities and Partners' Equity:
  Current liabilities                           $   962,471   $   877,536
  Long-term debt                                 36,595,769    36,724,911
                                               ------------  ------------
    Total liabilities                            37,558,240    37,602,447
                                               ------------  ------------
Partners' equity
  Limited Partner                                   581,482     1,579,997
  General Partners                                 (58,225)      (26,164)
                                                -----------   -----------
    Total Partners' equity                          523,257     1,553,833
                                                -----------   -----------
    Total liabilities and partners' equity      $38,081,497   $39,156,280
                                               ============  ============
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                         $ 1,102,980   $ 1,134,117
Expenses:                                      ------------  ------------
  Operating expenses                                722,145       650,599
  Interest expense                                  315,721       329,624
  Depreciation and amortization                     375,674       381,100
                                               ------------  ------------
    Total expenses                                1,413,540     1,361,323
                                               ------------  ------------
      Net loss                                  $  (310,560)  $  (227,206)
                                               ============  ============
Other partners' share of net loss               $    (3,106)  $    (2,272)
                                               ============  ============
Partnerships' share of net loss                 $  (307,454)  $  (224,934)
Suspended losses                                    147,423        75,403
                                               ------------  ------------
Equity in Losses of Project Partnerships        $  (160,031)  $  (149,531)
                                               ============  ============

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (CONTINUED):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31, of each year:
                                                      2000          1999
SERIES 8                                              ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                                $ 2,805,294   $ 2,586,755
  Investment properties, net                     36,799,203    38,841,818
  Other assets                                       35,540        44,825
                                               ------------  ------------
    Total assets                                $39,640,037   $41,473,398
                                               ============  ============
Liabilities and Partners' Equity:
  Current liabilities                           $ 1,174,362   $ 1,177,277
  Long-term debt                                 38,632,651    38,748,083
                                               ------------  ------------
    Total liabilities                            39,807,013    39,925,360
                                               ------------  ------------
Partners' equity
  Limited Partner                                   191,888     1,687,033
  General Partners                                 (358,864)     (138,995)
                                                -----------   -----------
    Total Partners' equity                         (166,976)    1,548,038
                                                -----------   -----------
    Total liabilities and partners' equity      $39,640,037   $41,473,398
                                               ============  ============
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                         $ 1,084,656   $ 1,053,058
Expenses:                                      ------------  ------------
  Operating expenses                                718,440       640,304
  Interest expense                                  280,925       267,569
  Depreciation and amortization                     399,364       401,700
                                               ------------  ------------
    Total expenses                                1,398,729     1,309,573
                                               ------------  ------------
      Net loss                                  $  (314,073)  $  (256,515)
                                               ============  ============
Other partners' share of net loss               $    (4,218)  $    (2,565)
                                               ============  ============
Partnerships' share of net loss                 $  (309,855)  $  (253,950)
Suspended losses                                    161,560        47,873
                                               ------------  ------------
Equity in Losses of Project Partnerships        $  (148,295)  $  (206,077)
                                               ============  ============

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (CONTINUED):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31, of each year:
                                                      2000          1999
SERIES 9                                              ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                                $ 1,690,741   $ 1,653,121
  Investment properties, net                     20,783,276    21,578,510
  Other assets                                        7,171         5,434
                                               ------------  ------------
    Total assets                                $22,481,188   $23,237,065
                                               ============  ============
Liabilities and Partners' Equity:
  Current liabilities                           $   345,590   $   354,208
  Long-term debt                                 20,453,083    20,522,119
                                               ------------  ------------
    Total liabilities                            20,798,673    20,876,327
                                               ------------  ------------
Partners' equity
  Limited Partner                                 1,828,026     2,467,825
  General Partners                                 (145,511)     (107,087)
                                                -----------   -----------
    Total Partners' equity                        1,682,515     2,360,738
                                                -----------   -----------
    Total liabilities and partners' equity      $22,481,188   $23,237,065
                                               ============  ============
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                         $   545,549   $   554,665
Expenses:                                      ------------  ------------
  Operating expenses                                353,939       317,369
  Interest expense                                  154,609       150,571
  Depreciation and amortization                     210,283       221,573
                                               ------------  ------------
    Total expenses                                  718,831       689,513
                                               ------------  ------------
      Net loss                                  $  (173,282)  $  (134,848)
                                               ============  ============
Other partners' share of net los s              $    (1,733)  $    (1,348)
                                               ============  ============
Partnerships' share of net loss                 $  (171,549)  $  (133,500)
Suspended losses                                     25,746             0
                                               ------------  ------------
Equity in Losses of Project Partnerships        $  (145,803)  $  (133,500)
                                               ============  ============

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (CONTINUED):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31, of each year:
                                                      2000          1999
SERIES 10                                             ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                                $ 1,335,477   $ 1,328,224
  Investment properties, net                     14,640,911    15,093,954
  Other assets                                        3,344         7,179
                                               ------------  ------------
    Total assets                                $15,979,732   $16,429,357
                                               ============  ============
Liabilities and Partners' Equity:
  Current liabilities                           $   269,297   $   234,746
  Long-term debt                                 13,401,127    13,434,411
                                               ------------  ------------
    Total liabilities                            13,670,424    13,669,157
                                               ------------  ------------
Partners' equity
  Limited Partner                                 2,504,580     2,880,006
  General Partners                                 (195,272)     (119,806)
                                                -----------   -----------
    Total Partners' equity                        2,309,308     2,760,200
                                                -----------   -----------
    Total liabilities and partners' equity      $15,979,732   $16,429,357
                                               ============  ============
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                         $   355,705   $   391,315
Expenses:                                      ------------  ------------
  Operating expenses                                250,645       221,226
  Interest expense                                   78,897        91,366
  Depreciation and amortization                     123,912       128,197
                                               ------------  ------------
    Total expenses                                  453,454       440,789
                                               ------------  ------------
      Net loss                                  $   (97,749)  $   (49,474)
                                               ============  ============
Other partners' share of net loss               $    (1,362)  $      (495)
                                               ============  ============
Partnerships' share of net loss                 $   (96,387)  $   (48,979)
Suspended losses                                          0             0
                                               ------------  ------------
Equity in Losses of Project Partnerships        $   (96,387)  $   (48,979)
                                               ============  ============

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (CONTINUED):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31, of each year:
                                                      2000          1999
SERIES 11                                             ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                                $ 1,185,791   $ 1,093,783
  Investment properties, net                     12,950,062    13,401,509
  Other assets                                       14,574         7,113
                                               ------------  ------------
    Total assets                                $14,150,427   $14,502,405
                                               ============  ============
Liabilities and Partners' Equity:
  Current liabilities                           $   315,787   $   308,954
  Long-term debt                                 10,626,656    10,736,223
                                               ------------  ------------
    Total liabilities                            10,942,443    11,045,177
                                               ------------  ------------
Partners' equity
  Limited Partner                                 3,233,666     3,416,236
  General Partners                                  (25,682)       40,992
                                                -----------   -----------
    Total Partners' equity                        3,207,984     3,457,228
                                                -----------   -----------
    Total liabilities and partners' equity      $14,150,427   $14,502,405
                                               ============  ============
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                         $   398,064   $   384,790
Expenses:                                      ------------  ------------
  Operating expenses                                226,952       189,341
  Interest expense                                  108,112       107,063
  Depreciation and amortization                     128,922       127,405
                                               ------------  ------------
    Total expenses                                  463,986       423,809
                                               ------------  ------------
      Net loss                                  $   (65,922)  $   (39,019)
                                               ============  ============
Other partners' share of net loss               $    (4,389)  $      (390)
                                               ============  ============
Partnerships' share of net loss                 $   (61,533)  $   (38,629)
Suspended losses                                          0             0
                                               ------------  ------------
Equity in Losses of Project Partnerships        $   (61,533)  $   (38,629)
                                               ============  ============

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (CONTINUED):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31, of each year:
                                                    2000            1999
TOTAL SERIES 7 - 11                                 ----            ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                              $ 10,303,910   $  9,608,521
  Investment properties, net                   119,940,127    125,101,075
  Other assets                                      88,844         88,909
                                              ------------   ------------
    Total assets                              $130,332,881   $134,798,505
                                              ============   ============
Liabilities and Partners' Equity:
  Current liabilities                         $  3,067,507   $  2,952,721
  Long-term debt                               119,709,286    120,165,747
                                              ------------   ------------
    Total liabilities                          122,776,793    123,118,468
                                              ------------   ------------
Partners' equity
  Limited Partner                                8,339,642     12,031,097
  General Partners                                (783,554)      (351,060)
                                               -----------    -----------
    Total Partners' equity                       7,556,088     11,680,037
                                               -----------    -----------
    Total liabilities and partners' equity    $130,332,881   $134,798,505
                                              ============   ============
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                       $  3,486,954   $  3,517,945
Expenses:                                     ------------   ------------
  Operating expenses                             2,272,121      2,018,839
  Interest expense                                 938,264        946,193
  Depreciation and amortization                  1,238,155      1,259,975
                                              ------------   ------------
    Total expenses                               4,448,540      4,225,007
                                              ------------   ------------
      Net loss                                $   (961,586)  $   (707,062)
                                              ============   ============
Other partners' share of net loss             $    (14,809)  $     (7,071)
                                              ============   ============
Partnerships' share of net loss               $   (946,777)  $   (699,992)
Suspended losses                                   334,729        123,276
                                              ------------   ------------
Equity in Losses of Project Partnerships      $   (612,048)  $   (576,716)
                                              ============   ============

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, Liquidity and Capital Resources

    The  proceeds  from  Limited  Partner investors'  capital  contributions
available  for  investment  are  used  to  acquire  interests  in   Project
Partnerships.

    As disclosed on the statement of operations for each Series, except as described below, interest income is comparable for the three months ended June 30, 2000 and June 30, 1999. The General and Administrative expenses - General Partner and General and Administrative expenses - Other for the
three  months ended June 30, 2000 are comparable to June 30,  1999.   There
were no unusual variations in the operating results between these two periods.

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

  Series 7 - Gateway closed this series on October 16, 1992 after receiving $10,395,000 from 635 Limited Partner investors. Equity in Losses of Project Partnerships for the three months ended June 30, 1999 were comparable for the three months ended June 30, 2000. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

  At June 30, 1999, the Series had $320,605 of short-term investments (Cash and Cash Equivalents). It also had $417,550 in Zero Coupon Treasuries with annual maturities providing $57,000 in fiscal year 2001 increasing to $80,000 in fiscal year 2008. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $180,360 for the three months ended June 30, 2000. However, after adjusting for Equity in Losses of Project Partnerships of $160,031 and the changes in operating assets and liabilities, net cash used in operating activities was $9,553. Cash provided by investing activities totaled $6,002 consisting of cash distributions from the Project Partnerships.

  Series 8 - Gateway closed this Series on September 28, 1993 after receiving $9,980,000 from 664 Limited Partner investors. Equity in Losses of Project Partnerships for the three months ended June 30, 2000 decreased from $206,077 for the three months ended June 30, 1999 to $148,295 as a result of not including losses of $161,560 in 2000 as compared to $47,873 in 1999, as these losses would reduce the investment in certain Project Partnerships below zero. At June 30, 2000, the Series had $425,283 of short-term investments (Cash and Cash Equivalents). It also had $396,525 in Zero Coupon Treasuries with annual maturities providing $54,000 in fiscal year 2001 increasing to $82,000 in fiscal year 2008. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $168,048 for the three months ended June 30, 2000. However, after adjusting for Equity in Losses of Project Partnerships of $148,295 and the changes in operating assets and liabilities, net cash used in operating activities was $9,239. Cash provided by investing activities totaled $9,075, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

 Series 9 - Gateway closed this Series on December 31, 1993 after receiving $6,254,000 from 406 Limited Partner investors. Equity in Losses of Project Partnerships for the three months ended June 30, 1999 were comparable for the three months ended June 30, 2000 At June 30, 2000, the Series had $212,232 of short-term investments (Cash and Cash Equivalents). It also had $264,232 in Zero Coupon Treasuries with annual maturities providing $32,000 in fiscal year 2001 increasing to $47,000 in fiscal year 2009. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $157,151 for the three months ended June 30, 2000. However, after adjusting for Equity in Losses of Project Partnerships of $145,803 and the changes in operating assets and liabilities, net cash used in operating activities was $5,777. Cash provided by investing activities totaled $8,045, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

 Series 10 - Gateway closed this Series on January 21, 1994 after receiving $5,043,000 from 325 Limited Partner investors. Equity in Losses of Project Partnerships increased from $48,979 for the three months ended June 30, 1999 to $96,387 as a result of lower occupancy rates in the three months ending June 30, 2000 as compared to June 30, 1999. At June 30, 2000, the Series had $227,814 of short-term investments (Cash and Cash Equivalents). It also had $215,669 in Zero Coupon Treasuries with annual maturities providing $25,000 in fiscal year 2001 increasing to $40,000 in fiscal year 2010. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $102,398 for the three months ended June 30, 2000. However, after adjusting for Equity in Losses of Project Partnerships of $96,387 and the changes in operating assets and liabilities, net cash used in operating activities was $2,745. Cash provided by investing activities totaled $4,489, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

  Series 11 - Gateway closed this Series on April 29, 1994 after receiving $5,127,000 from 330 Limited investors. Equity in losses of Project Partnerships for the three months ended June 30, 1999 were comparable for the three months ended June 30, 2000. At June 30, 1999, the Series had $229,070 of short-term investments (Cash and Cash Equivalents). It also had $237,241 in Zero Coupon Treasuries with annual maturities providing $26,000 in fiscal year 2001 increasing to $44,000 in fiscal year 2010. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $65,832 for the three months ended June 30, 2000. However, after adjusting for Equity in Losses of Project Partnerships of $61,533 and the changes in operating assets and liabilities, net cash used in operating activities was $1,984. Cash provided by investing activities totaled $180, consisting of cash distributions from Project Partnerships. There were no unusual events or trends to describe.



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


                           GATEWAY TAX CREDIT FUND III LTD.
                           (A Florida Limited Partnership)
                           By:  Raymond James Tax Credit Funds,Inc.





Date:    8/15/2000         By:/s/ Ronald M. Diner
                           Ronald M. Diner
                           President



Date:    8/15/2000         By:/s/ Sandra L. Furey
                           Sandra L. Furey
                           Secretary and Treasurer