Form 10-Q
period 2000-09-30
GATEWAY TAX CREDIT FUND III LTD
filed 2000-11-14
CIK 881716

GTWY3
                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549
                                 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended          SEPTEMBER 30, 2000

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

                      YES     X                NO

                                                  Number of Units
     Title of Each Class                        September 30, 2000
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

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

SERIES 7                                       SEPTEMBER 30,     MARCH 31,
                                                   2000            2000
                                                 -------         -------
                                               (Unaudited)      (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                     $   287,029     $   324,156
 Investments in Securities                          55,827          54,067
                                               -----------     -----------
  Total Current Assets                             342,856         378,223

 Investments in Securities                         369,085         356,248
 Investments in Project Partnerships, Net        1,855,145       2,237,728
                                               -----------     -----------
    Total Assets                               $ 2,567,086     $ 2,972,199
                                               ===========     ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                   $    52,072     $    54,468
                                               -----------     -----------
  Total Current Liabilities                         52,072          54,468
                                               -----------     -----------
Long-Term Liabilities:
 Payable to General Partners                       315,828         312,688
                                               -----------     -----------
Partners' Equity (Deficit):
Limited Partners (10,395 units for Series
7, 9,980 for Series 8, 6,254 for Series 9,
5,043 for Series 10 and 5,127 for Series
11 at September 30, 2000 and March 31,
2000)                                            2,268,472       2,670,270
General Partners                                   (69,286)        (65,227)
                                               -----------     -----------
  Total Partners' Equity                         2,199,186       2,605,043
                                               -----------     -----------
    Total Liabilities and Partners' Equity     $ 2,567,086     $ 2,972,199
                                               ===========     ===========

              See accompanying notes to financial statements.


                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

SERIES 8                                        SEPTEMBER 30,    MARCH 31,
                                                    2000            2000
                                                  -------        -------
                                                 (Unaudited)     (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   382,678    $   425,447
 Investments in Securities                           52,914         51,329
                                                -----------    -----------
  Total Current Assets                              435,592        476,776

 Investments in Securities                          350,216        338,702
 Investments in Project Partnerships, Net         1,132,019      1,423,188
                                                -----------    -----------
    Total Assets                                $ 1,917,827    $ 2,238,666
                                                ===========    ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                    $    42,470    $    45,318
                                                -----------    -----------
  Total Current Liabilities                          42,470         45,318
                                                -----------    -----------
Long-Term Liabilities:
 Payable to General Partners                        370,373        364,673
                                                -----------    -----------
Partners' Equity (Deficit):
Limited Partners (10,395 units for Series
7, 9,980 for Series 8, 6,254 for Series 9,
5,043 for Series 10 and 5,127 for Series 11
at September 30, 2000 and March 31, 2000)         1,577,559      1,898,013
General Partners                                    (72,575)       (69,338)
                                                -----------    -----------
  Total Partners' Equity                          1,504,984      1,828,675
                                                -----------    -----------
    Total Liabilities and Partners' Equity      $ 1,917,827    $ 2,238,666
                                                ===========    ===========

              See accompanying notes to financial statements.


                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

SERIES 9                                        SEPTEMBER 30,     MARCH 31,
                                                    2000            2000
                                                  -------         -------
                                                 (Unaudited)      (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   196,103    $   209,964
 Investments in Securities                           31,409         30,560
                                                -----------    -----------
  Total Current Assets                              227,512        240,524

 Investments in Securities                          236,794        229,761
 Investments in Project Partnerships, Net         2,008,289      2,303,872
                                                -----------    -----------
    Total Assets                                $ 2,472,595    $ 2,774,157
                                                ===========    ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                    $    24,236    $    25,970
                                                -----------    -----------
    Total Current Liabilities                        24,236         25,970
                                                -----------    -----------
Long-Term Liabilities:
 Payable to General Partners                        224,123        214,521
                                                -----------    -----------
Partners' Equity (Deficit):
Limited Partners (10,395 units for Series
7, 9,980 for Series 8, 6,254 for Series 9,
5,043 for Series 10 and 5,127 for Series 11
at September 30, 2000 and March 31, 2000)         2,256,830      2,563,166
General Partners                                    (32,594)       (29,500)
                                                -----------    -----------
  Total Partners' Equity                          2,224,236      2,533,666
                                                -----------    -----------
    Total Liabilities and Partners' Equity      $ 2,472,595    $ 2,774,157
                                                ===========    ===========

              See accompanying notes to financial statements.


                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

SERIES 10                                       SEPTEMBER 30,     MARCH 31,
                                                    2000            2000
                                                  -------         -------
                                                 (Unaudited)      (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   201,834    $   226,070
 Investments in Securities                           24,550         23,784
                                                -----------    -----------
  Total Current Assets                              226,384        249,854

 Investments in Securities                          194,846        188,259
 Investments in Project Partnerships, Net         2,545,803      2,764,397
                                                -----------    -----------
    Total Assets                                $ 2,967,033    $ 3,202,510
                                                ===========    ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                    $    27,804    $    29,116
                                                -----------    -----------
    Total Current Liabilities                        27,804         29,116
                                                -----------    -----------
Long-Term Liabilities:
 Payable to General Partners                         48,539         57,475
                                                -----------    -----------
Partners' Equity (Deficit):
Limited Partners (10,395 units for Series
7, 9,980 for Series 8, 6,254 for Series 9,
5,043 for Series 10 and 5,127 for Series 11
at September 30, 2000 and March 31, 2000)         2,905,963      3,128,940
General Partners                                    (15,273)       (13,021)
                                                -----------    -----------
  Total Partners' Equity                          2,890,690      3,115,919
                                                -----------    -----------
    Total Liabilities and Partners' Equity      $ 2,967,033    $ 3,202,510
                                                ===========    ===========

              See accompanying notes to financial statements.


                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

SERIES 11                                       SEPTEMBER 30,     MARCH 31,
                                                    2000            2000
                                                  -------         -------
                                                 (Unaudited)      (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   205,064    $   230,874
 Investments in Securities                           25,424         24,571
                                                -----------    -----------
  Total Current Assets                              230,488        255,445

 Investments in Securities                          216,157        208,405
 Investments in Project Partnerships, Net         3,377,388      3,534,837
                                                -----------    -----------
    Total Assets                                $ 3,824,033    $ 3,998,687
                                                ===========    ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                    $    27,408    $    28,842
                                                -----------    -----------
  Total Current Liabilities                          27,408         28,842
                                                -----------    -----------
Long-Term Liabilities:
 Payable to General Partners                          5,549         19,190
                                                -----------    -----------
Partners' Equity (Deficit):
Limited Partners (10,395 units for Series
7, 9,980 for Series 8, 6,254 for Series 9,
5,043 for Series 10 and 5,127 for Series 11
at September 30, 2000 and March 31, 2000)         3,799,156      3,957,139
General Partners                                     (8,080)        (6,484)
                                                -----------    -----------
  Total Partners' Equity                          3,791,076      3,950,655
                                                -----------    -----------
    Total Liabilities and Partners' Equity      $ 3,824,033    $ 3,998,687
                                                ===========    ===========

              See accompanying notes to financial statements.


                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

TOTAL SERIES 7 - 11                             SEPTEMBER 30,     MARCH 31,
                                                    2000            2000
                                                  -------         -------
                                                 (Unaudited)      (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $ 1,272,708    $ 1,416,511
 Investments in Securities                          190,124        184,311
                                                 ----------    -----------
Total Current Assets                              1,462,832      1,600,822

 Investments in Securities                        1,367,098      1,321,375
 Investments in Project Partnerships, Net        10,918,644     12,264,022
                                                -----------    -----------
    Total Assets                                $13,748,574    $15,186,219
                                                ===========    ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                    $   173,990    $   183,714
                                                -----------    -----------
  Total Current Liabilities                         173,990        183,714
                                                -----------    -----------
Long-Term Liabilities:
 Payable to General Partners                        964,412        968,547
                                                -----------    -----------
Partners' Equity (Deficit):
Limited Partners (10,395 units for Series
7, 9,980 for Series 8, 6,254 for Series 9,
5,043 for Series 10 and 5,127 for Series 11
at September 30, 2000 and March 31, 2000)        12,807,980     14,217,528
General Partners                                   (197,808)      (183,570)
                                                -----------    -----------
  Total Partners' Equity                         12,610,172     14,033,958
                                                -----------    -----------
    Total Liabilities and Partners' Equity      $13,748,574    $15,186,219
                                                ===========    ===========

              See accompanying notes to financial statements.


                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                (Unaudited)

SERIES 7                                            2000            1999
                                                    ----            ----
Revenues:
 Interest Income                               $    11,934    $    10,835
                                               -----------    -----------
Expenses:
 Asset Management Fee-General Partner               21,988         22,052
 General and Administrative:
  General Partner                                    5,862          5,109
  Other                                              8,039          8,969
 Amortization                                        3,549          4,368
                                               -----------    -----------
  Total Expenses                                    39,438         40,498
                                               -----------    -----------
Loss Before Equity in Losses
 of Project Partnerships                           (27,504)       (29,663)
Equity in Losses of Project
 Partnerships                                     (197,993)      (254,678)
                                                ----------     ----------
Net Loss                                       $  (225,497)   $  (284,341)
                                               ===========    ===========
Allocation of Net Loss:
 Limited Partners                              $  (223,242)   $  (281,498)
 General Partners                                   (2,255)        (2,843)
                                               -----------    -----------
                                               $  (225,497)   $  (284,341)
                                               ===========    ===========
Net Loss Per Number of Limited
Partnership Units                              $    (21.47)   $    (27.08)
                                              ============   ============
Number of Limited Partnership Units
Outstanding                                         10,395         10,395
                                              ============   ============

              See accompanying notes to financial statements.


                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                (Unaudited)
SERIES 8                                            2000            1999
                                                    ----            ----
Revenues:
 Interest Income                               $    12,650    $    11,285
                                               -----------    -----------
Expenses:
 Asset Management Fee-General Partner               22,914         22,983
 General and Administrative:
  General Partner                                    6,463          5,633
  Other                                              8,522          9,664
 Amortization                                        2,264          3,260
                                               -----------    -----------
  Total Expenses                                    40,163         41,540
                                               -----------    -----------
Loss Before Equity in Losses
 of Project Partnerships                           (27,513)       (30,255)
Equity in Losses of Project
 Partnerships                                     (128,130)      (232,401)
                                                ----------     ----------
Net Loss                                       $  (155,643)   $  (262,656)
                                               ===========    ===========
Allocation of Net Loss:
 Limited Partners                              $  (154,086)   $  (260,030)
 General Partners                                   (1,557)        (2,626)
                                               -----------    -----------
                                               $  (155,643)   $  (262,656)
                                               ===========    ===========
Net Loss Per Number of Limited
Partnership Units                              $    (15.44)   $    (26.06)
                                               ============   ============
Number of Limited Partnership Units
Outstanding                                          9,980          9,980
                                               ============   ============

              See accompanying notes to financial statements.


                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                (Unaudited)

SERIES 9                                            2000            1999
                                                    ----            ----
Revenues:
 Interest Income                                $     7,015   $     6,234
                                                -----------   -----------
Expenses:
 Asset Management Fee-General Partner                12,580        12,615
 General and Administrative:
  General Partner                                     3,608         3,144
  Other                                               4,525         5,564
 Amortization                                         1,430         1,743
                                                -----------   -----------
  Total Expenses                                     22,143        23,066
                                                -----------   -----------
Loss Before Equity in Losses
 of Project Partnerships                            (15,128)      (16,832)
Equity in Losses of Project
 Partnerships                                      (137,151)     (170,140)
                                                 ----------    ----------
Net Loss                                        $  (152,279)  $  (186,972)
                                                ===========   ===========
Allocation of Net Loss:
 Limited Partners                               $  (150,757)  $  (185,102)
 General Partners                                    (1,522)       (1,870)
                                                -----------   -----------
                                                $  (152,279)  $  (186,972)
                                                ===========   ===========
Net Loss Per Number of Limited
Partnership Units                               $    (24.10)  $    (29.60)
                                               ============  ============
Number of Limited Partnership Units
Outstanding                                           6,254         6,254
                                               ============  ============

              See accompanying notes to financial statements.


                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                (Unaudited)
SERIES 10                                           2000            1999
                                                    ----            ----
Revenues:
 Interest Income                               $     6,947    $     6,119
                                               -----------    -----------
Expenses:
 Asset Management Fee-General Partner                8,577          8,607
 General and Administrative:
  General Partner                                    2,254          1,965
  Other                                              3,308          3,703
 Amortization                                        1,405          1,406
                                               -----------    -----------
  Total Expenses                                    15,544         15,681
                                               -----------    -----------
Loss Before Equity in Losses
 of Project Partnerships                            (8,597)        (9,562)
Equity in Losses of Project
 Partnerships                                     (114,234)      (102,323)
                                                ----------     ----------
Net Loss                                       $  (122,831)   $  (111,885)
                                               ===========    ===========
Allocation of Net Loss:
 Limited Partners                              $  (121,603)   $  (110,766)
 General Partners                                   (1,228)        (1,119)
                                               -----------    -----------
                                               $  (122,831)   $  (111,885)
                                               ===========    ===========
Net Loss Per Number of Limited
Partnership Units                              $    (24.12)   $    (21.96)
                                              ============   ============
Number of Limited Partnership Units
Outstanding                                          5,043          5,043
                                              ============   ============

              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                (Unaudited)
SERIES 11                                           2000            1999
                                                    ----            ----
Revenues:
 Interest Income                                $     7,605   $     6,752
                                                -----------   -----------
Expenses:
 Asset Management Fee-General Partner                 7,116         6,930
 General and Administrative:
  General Partner                                     1,804         1,572
  Other                                               2,763         3,246
 Amortization                                         2,073         2,074
                                                -----------   -----------
  Total Expenses                                     13,756        13,822
                                                -----------   -----------
Loss Before Equity in Losses
 of Project Partnerships                             (6,151)       (7,070)
Equity in Losses of Project
 Partnerships                                       (87,596)      (30,224)
                                                 ----------    ----------
Net Loss                                        $   (93,747)   $  (37,294)
                                                ===========   ===========
Allocation of Net Loss:
 Limited Partners                               $   (92,809)   $  (36,921)
 General Partners                                      (938)         (373)
                                                -----------   -----------
                                                $   (93,747)   $  (37,294)
                                                ===========   ===========
Net Loss Per Number of Limited
Partnership Units                               $    (18.10)   $    (7.20)
                                               ============  ============
Number of Limited Partnership Units
Outstanding                                           5,127         5,127
                                               ============  ============

              See accompanying notes to financial statements.


                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                (Unaudited)

TOTAL SERIES 7 - 11                                 2000            1999
                                                    ----            ----
Revenues:
 Interest Income                                $    46,151   $    41,225
                                                -----------   -----------
Expenses:
 Asset Management Fee-General Partner                73,175        73,187
 General and Administrative:
  General Partner                                    19,991        17,423
  Other                                              27,157        31,146
 Amortization                                        10,721        12,851
                                                -----------   -----------
  Total Expenses                                    131,044       134,607
                                                -----------   -----------
Loss Before Equity in Losses
 of Project Partnerships                            (84,893)      (93,382)
Equity in Losses of Project
 Partnerships                                      (665,104)     (789,766)
                                                 ----------    ----------
Net Loss                                        $  (749,997)  $  (883,148)
                                                ===========   ===========
Allocation of Net Loss:
 Limited Partners                               $  (742,497)  $  (874,316)
 General Partners                                    (7,500)       (8,832)
                                                -----------   -----------
                                                $  (749,997)  $  (883,148)
                                                ===========   ===========

              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                (Unaudited)

SERIES 7                                            2000            1999
                                                    ----            ----
Revenues:
 Interest Income                               $    23,654    $    21,505
                                               -----------    -----------
Expenses:
 Asset Management Fee-General Partner               43,976         44,104
 General and Administrative:
  General Partner                                    9,119          8,045
  Other                                             11,294         12,007
 Amortization                                        7,098          8,736
                                               -----------    -----------
  Total Expenses                                    71,487         72,892
                                               -----------    -----------
Loss Before Equity in Losses
 of Project Partnerships                           (47,833)       (51,387)
Equity in Losses of Project
 Partnerships                                     (358,024)      (404,209)
                                                ----------     ----------
Net Loss                                       $  (405,857)   $  (455,596)
                                               ===========    ===========
Allocation of Net Loss:
 Limited Partners                              $  (401,798)   $  (451,040)
 General Partners                                   (4,059)        (4,556)
                                               -----------    -----------
                                               $  (405,857)   $  (455,596)
                                               ===========    ===========
Net Loss Per Number of Limited
Partnership Units                              $    (38.65)   $    (43.39)
                                              ============   ============
Number of Limited Partnership Units
Outstanding                                         10,395         10,395
                                              ============   ============

              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                (Unaudited)
SERIES 8                                            2000            1999
                                                    ----            ----
Revenues:
 Interest Income                               $    25,009    $    22,360
                                               -----------    -----------
Expenses:
 Asset Management Fee-General Partner               45,828         45,966
 General and Administrative:
  General Partner                                   10,054          8,870
  Other                                             11,865         13,033
 Amortization                                        4,528          6,520
                                               -----------    -----------
  Total Expenses                                    72,275         74,389
                                               -----------    -----------
Loss Before Equity in Losses
 of Project Partnerships                           (47,266)       (52,029)
Equity in Losses of Project
 Partnerships                                     (276,425)      (438,478)
                                                ----------     ----------
Net Loss                                       $  (323,691)   $  (490,507)
                                               ===========    ===========
Allocation of Net Loss:
 Limited Partners                              $  (320,454)   $  (485,602)
 General Partners                                   (3,237)        (4,905)
                                               -----------    -----------
                                               $  (323,691)   $  (490,507)
                                               ===========    ===========
Net Loss Per Number of Limited
Partnership Units                              $    (32.11)   $    (48.66)
                                              ============   ============
Number of Limited Partnership Units
Outstanding                                          9,980          9,980
                                              ============   ============

              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                (Unaudited)

SERIES 9                                            2000            1999
                                                    ----            ----
Revenues:
 Interest Income                                $    13,847   $    12,374
                                                -----------   -----------
Expenses:
 Asset Management Fee-General Partner                25,160        25,230
 General and Administrative:
  General Partner                                     5,612         4,951
  Other                                               6,691         7,475
 Amortization                                         2,860         3,486
                                                -----------   -----------
  Total Expenses                                     40,323        41,142
                                                -----------   -----------
Loss Before Equity in Losses
 of Project Partnerships                            (26,476)      (28,768)
Equity in Losses of Project
 Partnerships                                      (282,954)     (303,640)
                                                 ----------    ----------
Net Loss                                        $  (309,430)  $  (332,408)
                                                ===========   ===========
Allocation of Net Loss:
 Limited Partners                               $  (306,336)  $  (329,084)
 General Partners                                    (3,094)       (3,324)
                                                -----------   -----------
                                                $  (309,430)  $  (332,408)
                                                ===========   ===========
Net Loss Per Number of Limited
Partnership Units                               $    (48.98)  $    (52.62)
                                               ============  ============
Number of Limited Partnership Units
Outstanding                                           6,254         6,254
                                               ============  ============

              See accompanying notes to financial statements.


                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                (Unaudited)
SERIES 10                                           2000            1999
                                                    ----            ----
Revenues:
 Interest Income                               $    13,726    $    12,128
                                               -----------    -----------
Expenses:
 Asset Management Fee-General Partner               17,154         17,214
 General and Administrative:
  General Partner                                    3,507          3,094
  Other                                              4,863          5,091
 Amortization                                        2,810          2,812
                                               -----------    -----------
  Total Expenses                                    28,334         28,211
                                               -----------    -----------
Loss Before Equity in Losses
 of Project Partnerships                           (14,608)       (16,083)
Equity in Losses of Project
 Partnerships                                     (210,621)      (151,302)
                                                ----------     ----------
Net Loss                                       $  (225,229)   $  (167,385)
                                               ===========    ===========
Allocation of Net Loss:
 Limited Partners                              $  (222,977)   $  (165,711)
 General Partners                                   (2,252)        (1,674)
                                               -----------    -----------
                                               $  (225,229)   $  (167,385)
                                               ===========    ===========
Net Loss Per Number of Limited
Partnership Units                              $    (44.22)   $    (32.86)
                                              ============   ============
Number of Limited Partnership Units
Outstanding                                          5,043          5,043
                                              ============   ============

              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                (Unaudited)
SERIES 11                                           2000            1999
                                                    ----            ----
Revenues:
 Interest Income                                $    15,061   $    13,418
                                                -----------   -----------
Expenses:
 Asset Management Fee-General Partner                14,232        13,860
 General and Administrative:
  General Partner                                     2,806         2,475
  Other                                               4,327         4,546
 Amortization                                         4,146         4,148
                                                -----------   -----------
  Total Expenses                                     25,511        25,029
                                                -----------   -----------
Loss Before Equity in Losses
 of Project Partnerships                            (10,450)      (11,611)
Equity in Losses of Project
 Partnerships                                      (149,129)      (68,853)
                                                 ----------    ----------
Net Loss                                        $  (159,579)  $   (80,464)
                                                ===========   ===========
Allocation of Net Loss:
 Limited Partners                               $  (157,983)  $   (79,659)
 General Partners                                    (1,596)         (805)
                                                -----------   -----------
                                                $  (159,579)  $   (80,464)
                                                ===========   ===========
Net Loss Per Number of Limited
Partnership Units                               $    (30.81)  $    (15.54)
                                               ============  ============
Number of Limited Partnership Units
Outstanding                                           5,127         5,127
                                               ============  ============

              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                (Unaudited)

TOTAL SERIES 7 - 11                                 2000            1999
                                                    ----            ----
Revenues:
 Interest Income                                $    91,297   $    81,785
                                                -----------   -----------
Expenses:
 Asset Management Fee-General Partner               146,350       146,374
 General and Administrative:
  General Partner                                    31,098        27,435
  Other                                              39,040        42,152
 Amortization                                        21,442        25,702
                                                -----------   -----------
  Total Expenses                                    237,930       241,663
                                                -----------   -----------
Loss Before Equity in Losses
 of Project Partnerships                           (146,633)     (159,878)
Equity in Losses of Project
 Partnerships                                    (1,277,153)   (1,366,482)
                                                 ----------    ----------
Net Loss                                        $(1,423,786)  $(1,526,360)
                                                ===========   ===========
Allocation of Net Loss:
 Limited Partners                               $(1,409,548)  $(1,511,096)
 General Partners                                   (14,238)      (15,264)
                                                -----------   -----------
                                                $(1,423,786)  $(1,526,360)
                                                ===========   ===========

              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                 STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
           FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999:


                                   Limited         General
SERIES 7                           Partners        Partners         Total
                                  ---------        --------         -----

Balance at March 31, 1999       $ 3,220,449     $   (59,670)    $ 3,160,779

Net Loss                           (451,040)         (4,556)       (455,596)
                                -----------     -----------     -----------

Balance at September 30,1999    $ 2,769,409     $   (64,226)    $ 2,705,183
                               ============    ============    ============


Balance at March 31, 2000       $ 2,670,270     $   (65,227)    $ 2,605,043

Net Loss                           (401,798)         (4,059)       (405,857)
                                -----------     -----------     -----------

Balance at September 30,2000    $ 2,268,472     $   (69,286)    $ 2,199,186
                               ============    ============    ============


              See accompanying notes to financial statements.


                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                 STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
           FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999:


                                   Limited         General
SERIES 8                           Partners        Partners         Total
                                  ---------        --------         -----

Balance at March 31, 1999       $ 3,132,833     $   (56,866)    $ 3,075,967

Net Loss                           (485,602)         (4,905)       (490,507)
                                -----------     -----------     -----------

Balance at September 30,1999    $ 2,647,231     $   (61,771)    $ 2,585,460
                               ============    ============    ============


Balance at March 31, 2000       $ 1,898,013     $   (69,338)    $ 1,828,675

Net Loss                           (320,454)         (3,237)       (323,691)
                                -----------     -----------     -----------

Balance at September 30,2000    $ 1,577,559     $   (72,575)    $ 1,504,984
                               ============    ============    ============

              See accompanying notes to financial statements.


                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                 STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
           FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999:


                                   Limited         General
SERIES 9                           Partners        Partners         Total
                                  ---------        --------         -----

Balance at March 31, 1999       $ 3,105,611     $   (24,021)    $ 3,081,590

Net Loss                           (329,084)         (3,324)       (332,408)
                                -----------     -----------     -----------

Balance at September 30,1999    $ 2,776,527     $   (27,345)    $ 2,749,182
                               ============    ============    ============


Balance at March 31, 2000       $ 2,563,166     $   (29,500)    $ 2,533,666

Net Loss                           (306,336)         (3,094)       (309,430)
                                -----------     -----------     -----------

Balance at September 30,2000    $ 2,256,830     $   (32,594)    $ 2,224,236
                               ============    ============    ============

              See accompanying notes to financial statements.


                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                 STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
           FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999:


                                   Limited         General
SERIES 10                          Partners        Partners         Total
                                  ---------        --------         -----

Balance at March 31, 1999       $ 3,454,065     $    (9,737)    $ 3,444,328

Net Loss                           (165,711)         (1,674)       (167,385)
                                -----------     -----------     -----------

Balance at September 30,1999    $ 3,288,354     $   (11,411)    $ 3,276,943
                               ============    ============    ============


Balance at March 31, 2000       $ 3,128,940     $   (13,021)    $ 3,115,919

Net Loss                           (222,977)         (2,252)       (225,229)
                                -----------     -----------     -----------

Balance at September 30,2000    $ 2,905,963     $   (15,273)    $ 2,890,690
                               ============    ============    ============

              See accompanying notes to financial statements.


                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                 STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
           FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999:


                                   Limited         General
SERIES 11                          Partners        Partners         Total
                                  ---------        --------         -----

Balance at March 31, 1999       $ 4,120,106     $    (4,838)    $ 4,115,268

Net Loss                            (79,659)           (805)        (80,464)
                                -----------     -----------     -----------

Balance at September 30,1999    $ 4,040,447     $    (5,643)    $ 4,034,804
                               ============    ============    ============


Balance at March 31, 2000       $ 3,957,139     $    (6,484)    $ 3,950,655

Net Loss                           (157,983)         (1,596)       (159,579)
                                -----------     -----------     -----------

Balance at September 30,2000    $ 3,799,156     $    (8,080)    $ 3,791,076
                               ============    ============    ============

              See accompanying notes to financial statements.



                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                 STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
           FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999:


                                   Limited         General
TOTAL SERIES 7 - 11                Partners        Partners         Total
                                  ---------        --------         -----

Balance at March 31, 1999       $17,033,064     $  (155,132)    $16,877,932

Net Loss                         (1,511,096)        (15,264)     (1,526,360)
                                -----------     -----------     -----------

Balance at September 30,1999    $15,521,968     $  (170,396)    $15,351,572
                               ============    ============    ============


Balance at March 31, 2000       $14,217,528     $  (183,570)    $14,033,958

Net Loss                         (1,409,548)        (14,238)     (1,423,786)
                                -----------     -----------     -----------

Balance at September 30,2000    $12,807,980     $  (197,808)    $12,610,172
                               ============    ============    ============

              See accompanying notes to financial statements.


                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                (Unaudited)

SERIES 7                                             2000           1999
--------                                             ----           ----
Cash Flows from Operating Activities:
  Net Loss                                      $  (405,857)  $  (455,596)
  Adjustments to Reconcile Net Loss to Net
  Cash Used in Operating Activities:
   Amortization                                       7,098         8,736
   Accreted Interest Income on Investments
   in Securities                                    (14,597)      (15,167)
   Equity in Losses of Project Partnerships         358,024       404,209
   Changes in Operating Assets and
   Liabilities:
    Increase in Payable to General Partners             745         2,881
                                                -----------   -----------
     Net Cash Used in Operating Activities          (54,587)      (54,937)
                                                -----------   -----------
Cash Flows from Investing Activities:
 Distributions Received from Project
 Partnerships                                        17,460        17,551
                                                -----------   -----------
     Net Cash Provided by Investing
     Activities                                      17,460        17,551
                                                -----------   -----------
Decrease in Cash and Cash Equivalents               (37,127)      (37,386)
Cash and Cash Equivalents at Beginning of
Year                                                324,156       299,313
                                                -----------   -----------
Cash and Cash Equivalents at End of Year        $   287,029   $   261,927
                                                ===========   ===========

              See accompanying notes to financial statements.


                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                (Unaudited)

SERIES 8                                             2000           1999
--------                                             ----           ----
Cash Flows from Operating Activities:
  Net Loss                                      $  (323,691)  $  (490,507)
  Adjustments to Reconcile Net Loss to Net
  Cash Used in Operating Activities:
   Amortization                                       4,528         6,520
   Accreted Interest Income on Investments
   in Securities                                    (13,100)      (13,612)
   Equity in Losses of Project Partnership          276,425       438,478
   Changes in Operating Assets and
   Liabilities:
    Increase in Payable to General Partners           2,853         5,944
                                                -----------   -----------
     Net Cash Used in Operating Activities          (52,985)      (53,177)
                                                -----------   -----------
Cash Flows from Investing Activities:
 Distributions Received from Project
 Partnerships                                        10,216        13,973
                                                -----------   -----------
     Net Cash Provided by Investing
     Activities                                      10,216        13,973
                                                -----------   -----------
Decrease in Cash and Cash Equivalents               (42,769)      (39,204)
Cash and Cash Equivalents at Beginning of
Year                                                425,447       411,602
                                                -----------   -----------
Cash and Cash Equivalents at End of Year         $  382,678    $  372,398
                                                ===========   ===========

              See accompanying notes to financial statements.


                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                (Unaudited)

SERIES 9                                             2000           1999
--------                                             ----           ----
Cash Flows from Operating Activities:
  Net Loss                                      $  (309,430)  $  (332,408)
  Adjustments to Reconcile Net Loss to Net
  Cash Used in Operating Activities:
   Amortization                                       2,860         3,486
   Accreted Interest Income on Investments
   in Securities                                     (7,883)       (8,219)
   Equity in Losses of Project Partnerships         282,954       303,640
   Changes in Operating Assets and
   Liabilities:
    Increase in Payable to General Partners           7,868         8,096
                                                -----------   -----------
     Net Cash Used in Operating Activities          (23,631)      (25,405)
                                                -----------   -----------
Cash Flows from Investing Activities:
 Distributions Received from Project
 Partnerships                                         9,770         5,846
                                                -----------   -----------
     Net Cash Provided by Investing
     Activities                                       9,770         5,846
                                                -----------   -----------
Decrease in Cash and Cash Equivalents               (13,861)      (19,559)
Cash and Cash Equivalents at Beginning of
Year                                                209,964       195,618
                                                -----------   -----------
Cash and Cash Equivalents at End of Year        $   196,103   $   176,059
                                                ===========   ===========

              See accompanying notes to financial statements.



                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                (Unaudited)

SERIES 10                                            2000           1999
--------                                             ----           ----
Cash Flows from Operating Activities:
  Net Loss                                      $  (225,229)  $  (167,385)
  Adjustments to Reconcile Net Loss to Net
  Cash Used in Operating Activities:
   Amortization                                       2,810         2,812
   Accreted Interest Income on Investments
   in Securities                                     (7,351)       (7,576)
   Equity in Losses of Project Partnerships         210,621       151,302
   Changes in Operating Assets and
   Liabilities:
    Decrease in Payable to General Partners         (10,248)      (10,146)
                                                -----------   -----------
     Net Cash Used in Operating Activities          (29,397)      (30,993)
                                                -----------   -----------
Cash Flows from Investing Activities:
 Distributions Received from Project
 Partnerships                                         5,161         4,489
                                                -----------   -----------
     Net Cash Provided by Investing
     Activities                                       5,161         4,489
                                                -----------   -----------
Decrease in Cash and Cash Equivalents               (24,236)      (26,504)
Cash and Cash Equivalents at Beginning of
Year                                                226,070       216,566
                                                -----------   -----------
Cash and Cash Equivalents at End of Year        $   201,834   $   190,062
                                                ===========   ===========

              See accompanying notes to financial statements.


                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                (Unaudited)

SERIES 11                                            2000           1999
--------                                             ----           ----
Cash Flows from Operating Activities:
  Net Loss                                       $ (159,579)  $   (80,464)
  Adjustments to Reconcile Net Loss to Net
  Cash Used in Operating Activities:
   Amortization                                       4,146         4,148
   Accreted Interest Income on Investments
   in Securities                                     (8,603)       (8,774)
   Equity in Losses of Project Partnerships         149,129        68,853
   Changes in Operating Assets and
   Liabilities:
    Decrease in Payable to General Partners         (15,075)      (15,318)
                                                -----------   -----------
     Net Cash Used in Operating Activities          (29,982)      (31,555)
                                                -----------   -----------
Cash Flows from Investing Activities:
 Distributions Received from Project
 Partnerships                                         4,172         2,492
                                                -----------   -----------
     Net Cash Provided by Investing
     Activities                                       4,172         2,492
                                                -----------   -----------
Decrease in Cash and Cash Equivalents               (25,810)      (29,063)
Cash and Cash Equivalents at Beginning of
Year                                                230,874       223,024
                                                -----------   -----------
Cash and Cash Equivalents at End of Year        $   205,064   $   193,961
                                                ===========   ===========

              See accompanying notes to financial statements.


                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                (Unaudited)

TOTAL SERIES 7 - 11                                  2000           1999
-------------------                                  ----           ----
Cash Flows from Operating Activities:
  Net Loss                                      $(1,423,786)  $(1,526,360)
  Adjustments to Reconcile Net Loss to Net
  Cash Used in Operating Activities:
   Amortization                                      21,442        25,702
   Accreted Interest Income on Investments
   in Securities                                    (51,534)      (53,348)
   Equity in Losses of Project Partnerships       1,277,153     1,366,482
   Changes in Operating Assets and
   Liabilities:
    Decrease in Payable to General Partners         (13,857)       (8,543)
                                                -----------   -----------
     Net Cash Used in Operating Activities         (190,582)     (196,067)
                                                -----------   -----------
Cash Flows from Investing Activities:
 Distributions Received from Project
 Partnerships                                        46,779        44,351
                                                -----------   -----------
     Net Cash Provided by Investing
Activities                                           46,779        44,351
                                                -----------   -----------
Decrease in Cash and Cash Equivalents              (143,803)     (151,716)
Cash and Cash Equivalents at Beginning of
Year                                              1,416,511     1,346,123
                                                -----------   -----------
Cash and Cash Equivalents at End of Year        $ 1,272,708   $ 1,194,407
                                                ===========   ===========


              See accompanying notes to financial statements.


                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                       NOTES TO FINANCIAL STATEMENTS
                            SEPTEMBER 30, 2000

NOTE 1 - ORGANIZATION:

   Gateway Tax Credit Fund III Ltd. ("Gateway"), a Florida Limited Partnership, was formed October 17, 1991 under the laws of Florida. Gateway offered its limited partnership interests in Series. The first Series for Gateway is Series 7. Operations commenced on July 16, 1992 for Series 7, January 4, 1993 for Series 8, September 30, 1993 for Series 9, January 21, 1994 for Series 10 and April 29, 1994 for Series 11. Each Series invests, as a limited partner, in other limited partnerships ("Project Partnerships"), each of which owns and operates apartment complexes eligible for Low-Income Housing Tax Credits ("Tax Credits"), provided for in Section 42 of the Internal Revenue Code of 1986. Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the Limited Partnership Agreement. As of September 30, 2000, Gateway had received capital contributions of $1,000 from the General Partners and $36,799,000 from the investor Limited Partners.

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

NOTE 3 - INVESTMENT IN SECURITIES:

  The September 30, 2000 Balance Sheet includes Investment in Securities consisting of U.S. Treasury Security Strips which represents their cost, plus accreted interest income of $183,342 for Series 7, $159,019 for Series 8, $90,443 for Series 9, $79,002 for Series 10 and $89,629 for Series 11.

                                                            Gross Unrealized
                     Estimated Market       Cost Plus          Gains and
                           Value        Accreted Interest       (Losses)
                   -----------------  -----------------   ----------------
Series 7                  $  446,101         $  424,912           $  21,189
Series 8                     417,221            403,130              14,091
Series 9                     270,953            268,203               2,750
Series 10                    228,790            219,396               9,394
Series 11                    258,968            241,581              17,387

  As of September 30, 2000, the cost and accreted interest of debt securities by contractual maturities is as follows:

                                    Series 7       Series 8       Series 9
                                    --------       --------       --------
Due with 1 year                    $   55,827     $   52,914     $   31,409
After 1 year through 5 years          216,274        201,894        122,401
After 5 years through 10 years        152,811        148,322        114,393
Over 10 years                               0              0              0
                                   ----------     ----------     ----------
  Total Amount Carried on
   Balance Sheet                   $  424,912     $  403,130     $  268,203
                                   ==========     ==========     ==========


                                   Series 10      Series 11        Total
                                    --------       --------       --------
Due with 1 year                    $   24,550     $   25,424     $  190,124
After 1 year through 5 years           91,369        100,929        732,867
After 5 years through 10 years         82,786        115,228        613,540
Over 10 years                          20,691              0         20,691
                                   ----------     ----------     ----------
  Total Amount Carried on
   Balance Sheet                   $  219,396     $  241,581     $1,557,222
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

  For the six months ended September 30, 2000 and 1999 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

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

                         2000           1999
                        -----          -----
 Series 7            $ 43,976       $ 44,104
 Series 8              45,828         45,966
 Series 9              25,160         25,230
 Series 10             17,154         17,214
 Series 11             14,232         13,860
                     --------       --------
 Total               $146,350       $146,374
                     ========       ========

  General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an
accountable   basis.   This  expense  is  included  in  the  Statement   of
Operations.

 Series 7           $   9,119      $   8,045
 Series 8              10,054          8,870
 Series 9               5,612          4,951
 Series 10              3,507          3,094
 Series 11              2,806          2,475
                     --------       --------
 Total               $ 31,098       $ 27,435
                     ========       ========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of September 30, 2000, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 39 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.


  The following is a summary of Investments in Project Partnerships as of:

SERIES 7                                        SEPTEMBER 30,     MARCH 31,
                                                     2000           2000
                                                --------------   -----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships       $ 7,732,089     $ 7,732,089

Cumulative equity in losses of Project
Partnerships (1)                                 (6,331,392)     (5,973,368)

Cumulative distributions received from
Project Partnerships                               (175,011)       (157,551)
                                                -----------     -----------
Investment in Project Partnerships before
adjustment                                        1,225,686       1,601,170

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      793,335         793,335
 Accumulated amortization of acquisition
 fees and expenses                                 (163,876)       (156,777)
                                               ------------    ------------

Investments in Project Partnerships             $ 1,855,145     $ 2,237,728
                                               ============    ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $942,371 for the period ended September 30, 2000 and cumulative suspended losses of $650,567 for the year ended March 31, 2000 are not included.


   As of September 30, 2000, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 43 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

  The following is a summary of Investments in Project Partnerships as of:

SERIES 8                                         SEPTEMBER 30,     MARCH 31,
                                                      2000           2000
                                                --------------   -----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships       $ 7,586,105     $ 7,586,105

Cumulative equity in losses of Project
Partnerships (1)                                 (6,767,552)     (6,491,127)

Cumulative distributions received from
Project Partnerships                               (135,820)       (125,604)
                                                -----------     -----------
Investment in Project Partnerships before
adjustment                                          682,733         969,374

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      549,773         549,773
 Accumulated amortization of acquisition
 fees and expenses                                 (100,487)        (95,959)
                                               ------------    ------------

Investments in Project Partnerships             $ 1,132,019     $ 1,423,188
                                               ============    ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $996,257 for the period ended September 30, 2000 and cumulative suspended losses of $678,455 for the year ended March 31, 2000 are not included.


   As of September 30, 2000, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 24 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

  The following is a summary of Investments in Project Partnerships as of:

SERIES 9                                         SEPTEMBER 30,     MARCH 31,
                                                      2000           2000
                                                 --------------   -----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships       $ 4,914,116     $ 4,914,116

Cumulative equity in losses of Project
Partnerships (1)                                 (3,008,894)     (2,725,940)

Cumulative distributions received from
Project Partnerships                                (95,506)        (85,736)
                                                -----------      ----------
Investment in Project Partnerships before
adjustment                                        1,809,716       2,102,440

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      244,087         244,087
 Accumulated amortization of acquisition
 fees and expenses                                  (45,514)        (42,655)
                                               ------------    ------------

Investments in Project Partnerships             $ 2,008,289     $ 2,303,872
                                               ============    ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $135,106 for the period ended September 30, 2000 and cumulative suspended losses of $78,588 for the year ended March 31, 2000 are not included.


   As of September 30, 2000, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 15 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

  The following is a summary of Investments in Project Partnerships as of:

SERIES 10                                        SEPTEMBER 30,     MARCH 31,
                                                     2000           2000
                                             --------------   -----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships       $ 3,914,672     $ 3,914,672

Cumulative equity in losses of Project
Partnerships (1)                                 (1,422,381)     (1,211,760)

Cumulative distributions received from
Project Partnerships                               (105,778)       (100,617)
                                                -----------      ----------
Investment in Project Partnerships before
adjustment                                        2,386,513       2,602,295

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      196,738         196,738
 Accumulated amortization of acquisition
 fees and expenses                                  (37,448)        (34,636)
                                              -------------    ------------

Investments in Project Partnerships             $ 2,545,803     $ 2,764,397
                                              =============    ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $0 for the period ended September 30, 2000 and cumulative suspended losses of $0 for the year ended March 31, 2000 are not included.


   As of September 30, 2000, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 12 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

  The following is a summary of Investments in Project Partnerships as of:

SERIES 11                                       SEPTEMBER 30,     MARCH 31,
                                                     2000           2000
                                                --------------   -----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships       $ 4,128,042     $ 4,128,042

Cumulative equity in losses of Project
Partnerships (1)                                   (911,155)       (762,026)

Cumulative distributions received from
Project Partnerships                                (82,638)        (78,466)
                                                -----------     -----------
Investment in Project Partnerships before
adjustment                                        3,134,249       3,287,550

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      290,335         290,335
 Accumulated amortization of acquisition
 fees and expenses                                  (47,196)        (43,048)
                                               ------------     -----------

Investments in Project Partnerships             $ 3,377,388     $ 3,534,837
                                              =============   =============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $0 for the period September 30, 2000 and cumulative suspended losses of $0 for the year ended March 31, 2000 are not included.


  The following is a summary of Investments in Project Partnerships as of:

TOTAL SERIES 7 - 11                             SEPTEMBER 30,     MARCH 31,
                                                     2000           2000
                                                --------------   -----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships       $28,275,024     $28,275,024

Cumulative equity in losses of Project
Partnerships (1)                                (18,441,374)    (17,164,221)

Cumulative distributions received from
Project Partnerships                               (594,753)       (547,974)
                                               ------------     -----------
Investment in Project Partnerships before
adjustment                                        9,238,897      10,562,829

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                    2,074,268       2,074,268
 Accumulated amortization of acquisition
 fees and expenses                                 (394,521)       (373,075)
                                               ------------    ------------

Investments in Project Partnerships             $10,918,644     $12,264,022
                                               ============   =============


   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30, of each year:

                                                     2000          1999
SERIES 7                                             ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                                $ 3,294,232   $ 3,093,395
  Investment properties, net                     34,400,647    35,859,651
  Other assets                                       35,594        27,467
                                               ------------  ------------
    Total assets                                $37,730,473   $38,980,513
                                               ============  ============
Liabilities and Partners' Equity:
  Current liabilities                           $   973,606   $ 1,080,885
  Long-term debt                                 36,579,442    36,700,244
                                               ------------  ------------
    Total liabilities                            37,553,048    37,781,129
                                               ------------  ------------
Partners' equity (deficit)
  Limited Partner                                   239,108     1,243,935
  General Partners                                  (61,683)      (44,551)
                                                -----------   -----------
    Total Partners' equity                          177,425     1,199,384
                                                -----------   -----------
    Total liabilities and partners' equity      $37,730,473   $38,980,513
                                               ============  ============
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                         $ 2,165,438   $ 2,085,302
Expenses:                                      ------------  ------------
  Operating expenses                              1,439,252     1,358,836
  Interest expense                                  631,230       517,626
  Depreciation and amortization                     751,348       761,712
                                               ------------  ------------
    Total expenses                                2,821,830     2,638,174
                                               ------------  ------------
      Net loss                                  $  (656,392)  $  (552,872)
                                               ============  ============
Other partners' share of net loss               $    (6,564)  $    (5,529)
                                               ============  ============
Partnerships' share of net loss                 $  (649,828)  $  (547,343)
Suspended losses                                    291,804       143,134
                                               ------------  ------------
Equity in Losses of Project Partnerships        $  (358,024)  $  (404,209)
                                               ============  ============

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30, of each year:

                                                     2000          1999
SERIES 8                                             ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                                $ 2,853,433   $ 2,621,048
  Investment properties, net                     36,416,155    38,449,419
  Other assets                                       35,313        49,851
                                               ------------  ------------
    Total assets                                $39,304,901   $41,120,318
                                               ============  ============
Liabilities and Partners' Equity:
  Current liabilities                           $ 1,139,316   $ 1,156,406
  Long-term debt                                 38,620,980    38,706,743
                                               ------------  ------------
    Total liabilities                            39,760,296    39,863,149
                                               ------------  ------------
Partners' equity (deficit)
  Limited Partner                                   (92,484)     1,402,952
  General Partners                                 (362,911)     (145,783)
                                                -----------   -----------
    Total Partners' equity (deficit)               (455,395)     1,257,169
                                                -----------   -----------
    Total liabilities and partners' equity      $39,304,901   $41,120,318
                                               ============  ============
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                         $ 2,186,453   $ 2,065,901
Expenses:                                      ------------  ------------
  Operating expenses                              1,427,613     1,298,284
  Interest expense                                  562,807       506,385
  Depreciation and amortization                     798,526       803,400
                                               ------------  ------------
    Total expenses                                2,788,946     2,608,069
                                               ------------  ------------
      Net loss                                  $  (602,493)  $  (542,168)
                                               ============  ============
Other partners' share of net loss               $    (8,266)  $    (6,265)
                                               ============  ============
Partnerships' share of net loss                 $  (594,227)  $  (535,903)
Suspended losses                                    317,802        97,425
                                               ------------  ------------
Equity in Losses of Project Partnerships        $  (276,425)  $  (438,478)
                                               ============  ============


   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30, of each year:

                                                     2000          1999
SERIES 9                                             ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                                $ 1,733,235   $ 1,670,589
  Investment properties, net                     20,574,469    21,361,541
  Other assets                                        5,611         6,568
                                               ------------  ------------
    Total assets                                $22,313,315   $23,038,698
                                               ============  ============
Liabilities and Partners' Equity:
  Current liabilities                           $   354,578   $   362,788
  Long-term debt                                 20,445,841    20,504,253
                                               ------------  ------------
    Total liabilities                            20,800,419    20,867,041
                                               ------------  ------------
Partners' equity (deficit)
  Limited Partner                                 1,660,103     2,291,805
  General Partners                                 (147,207)     (120,148)
                                                -----------   -----------
    Total Partners' equity                        1,512,896     2,171,657
                                                -----------   -----------
    Total liabilities and partners' equity      $22,313,315   $23,038,698
                                               ============  ============
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                         $ 1,100,331   $ 1,043,098
Expenses:                                      ------------  ------------
  Operating expenses                                717,304       651,637
  Interest expense                                  305,362       255,022
  Depreciation and amortization                     420,566       443,146
                                               ------------  ------------
    Total expenses                                1,443,232     1,349,805
                                               ------------  ------------
      Net loss                                  $  (342,901)  $  (306,707)
                                               ============  ============
Other partners' share of net loss               $    (3,429)  $    (3,067)
                                               ============  ============
Partnerships' share of net loss                 $  (339,472)  $  (303,640)
Suspended losses                                     56,518             0
                                               ------------  ------------
Equity in Losses of Project Partnerships        $  (282,954)  $  (303,640)
                                               ============  ============


   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30, of each year:

                                                     2000          1999
SERIES 10                                            ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                                $ 1,343,827   $ 1,345,308
  Investment properties, net                     14,519,761    15,003,743
  Other assets                                        3,789         5,989
                                               ------------  ------------
    Total assets                                $15,867,377   $16,355,040
                                               ============  ============
Liabilities and Partners' Equity:
  Current liabilities                           $   280,428   $   289,352
  Long-term debt                                 13,393,689    13,418,579
                                               ------------  ------------
    Total liabilities                            13,674,117    13,707,931
                                               ------------  ------------
Partners' equity (deficit)
  Limited Partner                                 2,390,346     2,773,494
  General Partners                                 (197,086)     (126,385)
                                                -----------   -----------
    Total Partners' equity                        2,193,260     2,647,109
                                                -----------   -----------
    Total liabilities and partners' equity      $15,867,377   $16,355,040
                                               ============  ============
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                         $   713,644   $   710,112
Expenses:                                      ------------  ------------
  Operating expenses                                527,010       453,078
  Interest expense                                  152,607       162,461
  Depreciation and amortization                     247,824       248,280
                                               ------------  ------------
    Total expenses                                  927,441       863,819
                                               ------------  ------------
      Net loss                                  $  (213,797)  $  (153,707)
                                               ============  ============
Other partners' share of net loss               $    (3,176)  $    (2,405)
                                               ============  ============
Partnerships' share of net loss                 $  (210,621)  $  (151,302)
Suspended losses                                          0             0
                                               ------------  ------------
Equity in Losses of Project Partnerships        $  (210,621)  $  (151,302)
                                               ============  ============

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30, of each year:

                                                     2000          1999
SERIES 11                                            ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                                $ 1,215,585   $ 1,093,783
  Investment properties, net                     12,825,775    13,401,509
  Other assets                                       14,512         7,113
                                               ------------  ------------
    Total assets                                $14,055,872   $14,502,405
                                               ============  ============
Liabilities and Partners' Equity:
  Current liabilities                           $   331,863   $   308,954
  Long-term debt                                 10,608,709    10,736,223
                                               ------------  ------------
    Total liabilities                            10,940,572    11,045,177
                                               ------------  ------------
Partners' equity (deficit)
  Limited Partner                                 3,146,070     3,416,236
  General Partners                                  (30,770)       40,992
                                                -----------   -----------
    Total Partners' equity                        3,115,300     3,457,228
                                                -----------   -----------
    Total liabilities and partners' equity      $14,055,872   $14,502,405
                                               ============  ============
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                         $   771,597   $   781,733
Expenses:                                      ------------  ------------
  Operating expenses                                451,090       387,736
  Interest expense                                  221,266       214,950
  Depreciation and amortization                     257,847       254,810
                                               ------------  ------------
    Total expenses                                  930,203       857,496
                                               ------------  ------------
      Net loss                                  $  (158,606)  $   (75,763)
                                               ============  ============
Other partners' share of net loss               $    (9,477)  $    (6,910)
                                               ============  ============
Partnerships' share of net loss                 $  (149,129)  $   (68,853)
Suspended losses                                          0             0
                                               ------------  ------------
Equity in Losses of Project Partnerships        $  (149,129)  $   (68,853)
                                               ============  ============


   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30, of each year:

                                                   2000            1999
TOTAL SERIES 7 - 11                                ----            ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                              $ 10,440,312   $  9,824,123
  Investment properties, net                   118,736,807    124,075,863
  Other assets                                      94,819         96,988
                                              ------------   ------------
    Total assets                              $129,271,938   $133,996,974
                                              ============   ============
Liabilities and Partners' Equity:
  Current liabilities                         $  3,079,791   $  3,198,385
  Long-term debt                               119,648,661    120,066,042
                                              ------------   ------------
    Total liabilities                          122,728,452    123,264,427
                                              ------------   ------------
Partners' equity (deficit)
  Limited Partner                                7,343,143     11,128,422
  General Partners                                (799,657)      (395,875)
                                               -----------    -----------
    Total Partners' equity                       6,543,486     10,732,547
                                               -----------    -----------
    Total liabilities and partners' equity    $129,271,938   $133,996,974
                                              ============   ============
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                       $  6,937,463   $  6,686,146
Expenses:                                     ------------   ------------
  Operating expenses                             4,562,269      4,149,571
  Interest expense                               1,873,272      1,656,444
  Depreciation and amortization                  2,476,111      2,511,348
                                              ------------   ------------
    Total expenses                               8,911,652      8,317,363
                                              ------------   ------------
      Net loss                                $ (1,974,189)  $ (1,631,217)
                                              ============   ============
Other partners' share of net loss             $    (30,912)  $    (24,177)
                                              ============   ============
Partnerships' share of net loss               $ (1,943,277)  $ (1,607,040)
Suspended losses                                   666,124        240,559
                                              ------------   ------------
Equity in Losses of Project Partnerships      $ (1,277,153)  $ (1,366,481)
                                              ============   ============

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, Liquidity and Capital Resources

  As disclosed on the statement of operations for each Series, except as described below, interest income is comparable for the six and three months ended September 30, 2000 and September 30, 1999. The General and Administrative expenses - General Partner and General and Administrative expenses - Other for the three and six months ended September 30, 2000 are comparable to September 30, 1999. There were no unusual variations in the operating results between these two periods.

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

  Series 7 - Gateway closed this series on October 16, 1992 after receiving $10,395,000 from 635 Limited Partner investors. Equity in Losses of Project Partnerships for the six months ended September 30, 2000 decreased from $404,209 for the six months ended September 30, 1999 to $358,024 as a result of not including losses of $291,804 in 2000 as compared to $143,134 in 1999, as these losses would reduce the investment in certain Project Partnerships below zero. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

  At September 30, 2000, the Series had $287,029 of short-term investments (Cash and Cash Equivalents). It also had $424,912 in Zero Coupon
Treasuries with annual maturities providing $57,000 in fiscal year 2001 increasing to $80,000 in fiscal year 2008. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $405,857 for the six months ended September 30, 2000. However, after adjusting for Equity in Losses of Project Partnerships of $358,024 and the changes in operating assets and liabilities, net cash used in operating activities was $54,587. Cash provided by investing activities totaled $17,460 consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

  Series 8 - Gateway closed this Series on September 28, 1993 after receiving $9,980,000 from 664 Limited Partner investors. Equity in Losses of Project Partnerships for the six months ended September 30, 2000 decreased from $438,478 for the six months ended September 30, 1999 to $276,425 as a result of not including losses of $317,802 in 2000 as compared to $97,425 in 1999, as these losses would reduce the investment in certain Project Partnerships below zero.

  At September 30, 2000, the Series had $382,678 of short-term investments (Cash and Cash Equivalents). It also had $403,130 in Zero Coupon
Treasuries with annual maturities providing $54,000 in fiscal year 2001 increasing to $82,000 in fiscal year 2008. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $323,691 for the six months ended September 30, 2000. However, after adjusting for Equity in Losses of Project Partnerships of $276,425 and the changes in operating assets and liabilities, net cash used in operating activities was $52,985. Cash provided by investing activities totaled $10,216, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

 Series 9 - Gateway closed this Series on December 31, 1993 after receiving $6,254,000 from 406 Limited Partner investors. Equity in Losses of Project Partnerships for the six months ended September 30, 2000 were comparable for the six months ended September 30, 1999.

  At September 30, 2000, the Series had $196,103 of short-term investments (Cash and Cash Equivalents). It also had $268,203 in Zero Coupon
Treasuries with annual maturities providing $32,000 in fiscal year 2001 increasing to $47,000 in fiscal year 2009. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $309,430 for the six months ended September 30, 2000. However, after adjusting for Equity in Losses of Project Partnerships of $282,954 and the changes in operating assets and liabilities, net cash used in operating activities was $23,631. Cash provided by investing activities totaled $9,770, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

 Series 10 - Gateway closed this Series on January 21, 1994 after receiving $5,043,000 from 325 Limited Partner investors. Equity in Losses of Project Partnerships for the six months ended September 30, 2000 increased from $151,302 for the six months ended September 30, 1999 to $210,621 as a result of increased repairs and maintenance expense as the buildings age.

  At September 30, 2000, the Series had $201,834 of short-term investments (Cash and Cash Equivalents). It also had $219,396 in Zero Coupon
Treasuries with annual maturities providing $25,000 in fiscal year 2001 increasing to $40,000 in fiscal year 2010. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $225,229 for the six months ended September 30, 2000. However, after adjusting for Equity in Losses of Project Partnerships of $210,621 and the changes in operating assets and liabilities, net cash used in operating activities was $29,397. Cash provided by investing activities totaled $5,161, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

  Series 11 - Gateway closed this Series on April 29, 1994 after receiving $5,127,000 from 330 Limited investors. Equity in losses of Project Partnerships for the six months ended September 30, 2000 increased from $68,853 for the six months ended September 30, 1999 to $149,129 as a result of increased repairs and maintenance expense as the buildings age.

  At September 30, 2000, the Series had $205,064 of short-term investments (Cash and Cash Equivalents). It also had $241,581 in Zero Coupon
Treasuries with annual maturities providing $26,000 in fiscal year 2001 increasing to $44,000 in fiscal year 2010. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $159,579 for the six months ended September 30, 2000. However, after adjusting for Equity in Losses of Project Partnerships of $149,129 and the changes in operating assets and liabilities, net cash used in operating activities was $29,982. Cash provided by investing activities totaled $4,172, consisting of cash distributions from Project Partnerships. There were no unusual events or trends to describe.



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


                           GATEWAY TAX CREDIT FUND III LTD.
                           (A Florida Limited Partnership)
                           By:  Raymond James Tax Credit Funds, Inc.





Date:  November 13, 2000   By:/s/ Ronald M. Diner

                           Ronald M. Diner
                           President



Date:  November 13, 2000   By:/s/ Sandra L. Furey

                           Sandra L. Furey
                           Secretary and Treasurer