Form 10-Q
period 2000-12-31
GATEWAY TAX CREDIT FUND III LTD
filed 2001-03-06
CIK 881716

GTWY3
                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

                                 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended          DECEMBER 31, 2000
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

                                                 Number of Units
     Title of Each Class                        December 31, 2000
Units of Limited Partnership
Interest:  $1,000 per unit                            33,799

                   DOCUMENTS INCORPORATED BY REFERENCE
              Parts I and II, 1998 Form 10-K, filed with the
            Securities and Exchange Commission on July 17, 2000
            Parts III and IV - Form S-11 Registration Statement
                and all amendments and supplements thereto
                             File No. 33-44238

PART I - Financial Information
 Item 1.  Financial Statements
                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

SERIES 7                                       DECEMBER 31,      MARCH 31,
                                                  2000              2000
                                                 -------         -------
                                               (Unaudited)      (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                     $   284,464     $   324,156
 Investments in Securities                          56,728          54,067
                                               ------------    ------------
  Total Current Assets                             341,192         378,223

 Investments in Securities                         375,676         356,248
 Investments in Project Partnerships, Net        1,836,544       2,237,728
                                               -----------     -----------
    Total Assets                               $ 2,553,412     $ 2,972,199
                                               ===========     ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                   $    50,237     $    54,468
                                               -----------     -----------
  Total Current Liabilities                         50,237          54,468
                                               -----------     -----------
Long-Term Liabilities:
 Payable to General Partners                       336,616         312,688
                                               -----------     -----------
Partners' Equity:
Limited Partners (10,395 units for Series
7, 9,980 for Series 8, 6,254 for Series 9,
5,043 for Series 10 and 5,127 for Series
11 at December 31, 2000 and March 31,2000)       2,236,171       2,670,270
General Partners                                   (69,612)        (65,227)
                                               -----------     -----------
  Total Partners' Equity                         2,166,559       2,605,043
                                               -----------     -----------
    Total Liabilities and Partners' Equity     $ 2,553,412     $ 2,972,199
                                               ===========     ===========

              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

SERIES 8                                         DECEMBER 31,     MARCH 31,
                                                    2000            2000
                                                  -------        -------
                                                 (Unaudited)     (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   379,865    $   425,447
 Investments in Securities                           53,725         51,329
                                                ------------    ------------
  Total Current Assets                              433,590        476,776

 Investments in Securities                          356,119        338,702
 Investments in Project Partnerships, Net         1,100,895      1,423,188
                                                -----------    -----------
    Total Assets                                $ 1,890,604    $ 2,238,666
                                                ===========    ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                    $    40,821    $    45,318
                                                -----------    -----------
  Total Current Liabilities                          40,821         45,318
                                                -----------    -----------
Long-Term Liabilities:
 Payable to General Partners                        391,964        364,673
                                                -----------    -----------
Partners' Equity:
Limited Partners (10,395 units for Series
7, 9,980 for Series 8, 6,254 for Series 9,
5,043 for Series 10 and 5,127 for Series 11
at December 31, 2000 and March 31, 2000)          1,530,866      1,898,013
General Partners                                    (73,047)       (69,338)
                                                -----------    -----------
  Total Partners' Equity                          1,457,819      1,828,675
                                                -----------    -----------
    Total Liabilities and Partners' Equity      $ 1,890,604    $ 2,238,666
                                                ===========    ===========

              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

SERIES 9                                        DECEMBER 31,      MARCH 31,
                                                    2000            2000
                                                  -------         -------
                                                (Unaudited)      (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   196,496    $   209,964
 Investments in Securities                           31,843         30,560
                                                ------------    ------------
  Total Current Assets                              228,339        240,524

 Investments in Securities                          240,391        229,761
 Investments in Project Partnerships, Net         1,916,477      2,303,872
                                                -----------    -----------
    Total Assets                                $ 2,385,207    $ 2,774,157
                                                ===========    ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                    $    23,320    $    25,970
                                                -----------    -----------
    Total Current Liabilities                        23,320         25,970
                                                -----------    -----------
Long-Term Liabilities:
 Payable to General Partners                        235,966        214,521
                                                -----------    -----------
Partners' Equity:
Limited Partners (10,395 units for Series
7, 9,980 for Series 8, 6,254 for Series 9,
5,043 for Series 10 and 5,127 for Series 11
at December 31, 2000 and March 31, 2000)          2,159,498      2,563,166
General Partners                                    (33,577)       (29,500)
                                                -----------    -----------
  Total Partners' Equity                          2,125,921      2,533,666
                                                -----------    -----------
    Total Liabilities and Partners' Equity      $ 2,385,207    $ 2,774,157
                                                ===========    ===========

              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

SERIES 10                                       DECEMBER 31,      MARCH 31,
                                                    2000            2000
                                                  -------         -------
                                                (Unaudited)      (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   201,961    $   226,070
 Investments in Securities                           24,944         23,784
                                                 ------------   ------------
  Total Current Assets                              226,905        249,854

 Investments in Securities                          198,242        188,259
 Investments in Project Partnerships, Net         2,550,314      2,764,397
                                                -----------    -----------
    Total Assets                                $ 2,975,461    $ 3,202,510
                                                ===========    ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                    $    27,203    $    29,116
                                                -----------    -----------
    Total Current Liabilities                        27,203         29,116
                                                -----------    -----------
Long-Term Liabilities:
 Payable to General Partners                         56,654         57,475
                                                -----------    -----------
Partners' Equity:
Limited Partners (10,395 units for Series
7, 9,980 for Series 8, 6,254 for Series 9,
5,043 for Series 10 and 5,127 for Series 11
at December 31, 2000 and March 31, 2000)          2,906,868      3,128,940
General Partners                                    (15,264)       (13,021)
                                                -----------    -----------
  Total Partners' Equity                          2,891,604      3,115,919
                                                -----------    -----------
    Total Liabilities and Partners' Equity      $ 2,975,461    $ 3,202,510
                                                ===========    ===========

              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

SERIES 11                                        DECEMBER 31,      MARCH 31,
                                                    2000            2000
                                                  -------         -------
                                                (Unaudited)      (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   206,735    $   230,874
 Investments in Securities                           25,862         24,571
                                                 ------------   ------------
  Total Current Assets                              232,597        255,445

 Investments in Securities                          220,140        208,405
 Investments in Project Partnerships, Net         3,406,650      3,534,837
                                                -----------    -----------
    Total Assets                                $ 3,859,387    $ 3,998,687
                                                ===========    ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                    $    27,031    $    28,842
                                                -----------    -----------
  Total Current Liabilities                          27,031         28,842
                                                -----------    -----------
Long-Term Liabilities:
 Payable to General Partners                         12,296         19,190
                                                -----------    -----------
Partners' Equity:
Limited Partners (10,395 units for Series
7, 9,980 for Series 8, 6,254 for Series 9,
5,043 for Series 10 and 5,127 for Series 11
at December 31, 2000 and March 31, 2000)          3,827,850      3,957,139
General Partners                                     (7,790)        (6,484)
                                                -----------    -----------
  Total Partners' Equity                          3,820,060      3,950,655
                                                -----------    -----------
    Total Liabilities and Partners' Equity      $ 3,859,387    $ 3,998,687
                                                ===========    ===========

              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

TOTAL SERIES 7 - 11                             DECEMBER 31,      MARCH 31,
                                                   2000            2000
                                                  -------         -------
                                                (Unaudited)      (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $ 1,269,521    $ 1,416,511
 Investments in Securities                          193,102        184,311
                                                 ------------   ------------
Total Current Assets                              1,462,623      1,600,822

 Investments in Securities                        1,390,568      1,321,375
 Investments in Project Partnerships, Net        10,810,880     12,264,022
                                                -----------    -----------
    Total Assets                                $13,664,071    $15,186,219
                                                ===========    ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                    $   168,612    $   183,714
                                                -----------    -----------
  Total Current Liabilities                         168,612        183,714
                                                -----------    -----------
Long-Term Liabilities:
 Payable to General Partners                      1,033,496        968,547
                                                -----------    -----------
Partners' Equity:
Limited Partners (10,395 units for Series
7, 9,980 for Series 8, 6,254 for Series 9,
5,043 for Series 10 and 5,127 for Series 11
at December 31, 2000 and March 31, 2000)         12,661,253     14,217,528
General Partners                                   (199,290)      (183,570)
                                                -----------    -----------
  Total Partners' Equity                         12,461,963     14,033,958
                                                -----------    -----------
    Total Liabilities and Partners' Equity      $13,664,071    $15,186,219
                                                ===========    ===========

              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED DECEMBER 31,
                                (Unaudited)

SERIES 7                                             2000            1999
                                                     ----            ----
Revenues:
 Interest Income                               $    11,622    $    11,144
                                               -----------    -----------
Expenses:
 Asset Management Fee-General Partner               21,988         22,052
 General and Administrative:
  General Partner                                    2,628          3,095
  Other                                              2,818          2,056
 Amortization                                        3,549          4,368
                                               -----------    -----------
  Total Expenses                                    30,983         31,571
                                               -----------    -----------
Loss Before Equity in Losses
 of Project Partnerships                           (19,361)       (20,427)
Equity in Losses of Project
 Partnerships                                      (13,266)      (208,618)
                                                ----------     ----------
Net Loss                                       $   (32,627)   $  (229,045)
                                               ===========    ===========
Allocation of Net Loss:
 Limited Partners                              $   (32,301)   $  (226,755)
 General Partners                                     (326)        (2,290)
                                               -----------    -----------
                                               $   (32,627)   $  (229,045)
                                               ===========    ===========
Net Loss Per Number of Limited
Partnership Units                              $     (3.11)   $    (16.31)
                                              ============   ============
Number of Limited Partnership Units
Outstanding                                         10,395         10,395
                                              ============   ============

              See accompanying notes to financial statements.


                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED DECEMBER 31,
                                (Unaudited)
SERIES 8                                             2000            1999
                                                     ----            ----
Revenues:
 Interest Income                               $    12,236    $    11,767
                                               -----------    -----------
Expenses:
 Asset Management Fee-General Partner               22,914         22,983
 General and Administrative:
  General Partner                                    2,898          3,412
  Other                                              3,103          2,181
 Amortization                                        2,264          3,260
                                               -----------    -----------
  Total Expenses                                    31,179         31,836
                                               -----------    -----------
Loss Before Equity in Losses
 of Project Partnerships                           (18,943)       (20,069)
Equity in Losses of Project
 Partnerships                                      (28,222)      (305,211)
                                                ----------     ----------
Net Loss                                       $   (47,165)   $  (325,280)
                                               ===========    ===========
Allocation of Net Loss:
 Limited Partners                              $   (46,693)   $  (322,027)
 General Partners                                     (472)        (3,253)
                                               -----------    -----------
                                               $   (47,165)   $  (325,280)
                                               ===========    ===========
Net Loss Per Number of Limited
Partnership Units                              $     (4.68)   $    (22.60)
                                              ============   ============
Number of Limited Partnership Units
Outstanding                                          9,980          9,980
                                              ============   ============

              See accompanying notes to financial statements.


                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED DECEMBER 31,
                                (Unaudited)

SERIES 9                                              2000            1999
                                                      ----            ----
Revenues:
 Interest Income                                $     6,869   $     6,468
                                                -----------   -----------
Expenses:
 Asset Management Fee-General Partner                12,580        12,615
 General and Administrative:
  General Partner                                     1,617         1,904
  Other                                               1,870         1,036
 Amortization                                         1,430         1,743
                                                -----------   -----------
  Total Expenses                                     17,497        17,298
                                                -----------   -----------
Loss Before Equity in Losses
 of Project Partnerships                            (10,628)      (10,830)
Equity in Losses of Project
 Partnerships                                       (87,687)     (235,852)
                                                 ----------    ----------
Net Loss                                        $   (98,315)  $  (246,682)
                                                ===========   ===========
Allocation of Net Loss:
 Limited Partners                               $   (97,332)  $  (244,215)
 General Partners                                      (983)       (2,467)
                                                -----------   -----------
                                                $   (98,315)  $  (246,682)
                                                ===========   ===========
Net Loss Per Number of Limited
Partnership Units                               $    (15.56)  $    (39.05)
                                               ============  ============
Number of Limited Partnership Units
Outstanding                                           6,254         6,254
                                               ============  ============

              See accompanying notes to financial statements.


                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED DECEMBER 31,
                                (Unaudited)

SERIES 10                                            2000            1999
                                                     ----            ----
Revenues:
 Interest Income                               $     6,721    $     6,364
                                               -----------    -----------
Expenses:
 Asset Management Fee-General Partner                8,577          8,607
 General and Administrative:
  General Partner                                    1,011          1,190
  Other                                              1,429          1,118
 Amortization                                        1,405          1,406
                                               -----------    -----------
  Total Expenses                                    12,422         12,321
                                               -----------    -----------
Loss Before Equity in Losses
 of Project Partnerships                            (5,701)        (5,957)
Equity in Losses of Project
 Partnerships                                        6,615        (86,124)
                                               -----------     ----------
Net Gain / Loss                                $       914    $   (92,081)
                                               ===========    ===========
Allocation of Net Gain / Loss:
 Limited Partners                              $       905    $   (91,160)
 General Partners                                        9           (921)
                                               -----------    -----------
                                               $       914    $   (92,081)
                                               ===========    ===========
Net Gain / Loss Per Number of Limited
Partnership Units                              $      0.18    $    (10.90)
                                              ============   ============
Number of Limited Partnership Units
Outstanding                                          5,043          5,043
                                              ============   ============

              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED DECEMBER 31,
                                (Unaudited)

SERIES 11                                            2000            1999
                                                     ----            ----
Revenues:
 Interest Income                                $     7,404   $     7,015
                                                -----------   -----------
Expenses:
 Asset Management Fee-General Partner                 7,116         6,930
 General and Administrative:
  General Partner                                       809           953
  Other                                               1,343           775
 Amortization                                         2,073         2,074
                                                -----------   -----------
  Total Expenses                                     11,341        10,732
                                                -----------   -----------
Loss Before Equity in Losses
 of Project Partnerships                             (3,937)       (3,717)
Equity in Losses of Project
 Partnerships                                        32,921      (135,064)
                                                 ----------    ----------
Net Gain / Loss                                 $    28,984    $ (138,781)
                                                ===========   ===========
Allocation of Net Gain / Loss:
 Limited Partners                               $    28,694    $ (137,394)
 General Partners                                       290        (1,387)
                                                -----------   -----------
                                                $    28,984    $ (138,781)
                                                ===========   ===========
Net Gain / Loss Per Number of Limited
Partnership Units                               $      5.60    $   (26.80)
                                               ============  ============
Number of Limited Partnership Units
Outstanding                                           5,127         5,127
                                               ============  ============

              See accompanying notes to financial statements.


                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED DECEMBER 31,
                                (Unaudited)

TOTAL SERIES 7 - 11                                  2000            1999
                                                     ----            ----
Revenues:
 Interest Income                                $    44,852   $    42,758
                                                -----------   -----------
Expenses:
 Asset Management Fee-General Partner                73,175        73,187
 General and Administrative:
  General Partner                                     8,963        10,554
  Other                                              10,563         7,166
 Amortization                                        10,721        12,851
                                                -----------   -----------
  Total Expenses                                    103,422       103,758
                                                -----------   -----------
Loss Before Equity in Losses
 of Project Partnerships                            (58,570)      (61,000)
Equity in Losses of Project
 Partnerships                                       (89,639)     (970,869)
                                                 ----------    ----------
Net Loss                                        $  (148,209)  $(1,031,869)
                                                ===========   ===========
Allocation of Net Loss:
 Limited Partners                               $  (146,727)  $(1,021,551)
 General Partners                                    (1,482)      (10,318)
                                                -----------   -----------
                                                $  (148,209)  $(1,031,869)
                                                ===========   ===========

              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED DECEMBER 31,
                                (Unaudited)

SERIES 7                                             2000            1999
                                                     ----            ----
Revenues:
 Interest Income                               $    35,276    $    32,649
                                               -----------    -----------
Expenses:
 Asset Management Fee-General Partner               65,964         66,156
 General and Administrative:
  General Partner                                   11,747         11,140
  Other                                             14,112         14,063
 Amortization                                       10,647         13,104
                                               -----------    -----------
  Total Expenses                                   102,470        104,463
                                               -----------    -----------
Loss Before Equity in Losses
 of Project Partnerships                           (67,194)       (71,814)
Equity in Losses of Project
 Partnerships                                     (371,290)      (612,827)
                                                ----------     ----------
Net Loss                                       $  (438,484)   $  (684,641)
                                               ===========    ===========
Allocation of Net Loss:
 Limited Partners                              $  (434,099)   $  (677,795)
 General Partners                                   (4,385)        (6,846)
                                               -----------    -----------
                                               $  (438,484)   $  (684,641)
                                               ===========    ===========
Net Loss Per Number of Limited
Partnership Units                              $    (41.76)   $    (65.20)
                                              ============   ============
Number of Limited Partnership Units
Outstanding                                         10,395         10,395
                                              ============   ============

              See accompanying notes to financial statements.


                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED DECEMBER 31,
                                (Unaudited)

SERIES 8                                             2000            1999
                                                     ----            ----
Revenues:
 Interest Income                               $    37,245    $    34,127
                                               -----------    -----------
Expenses:
 Asset Management Fee-General Partner               68,742         68,949
 General and Administrative:
  General Partner                                   12,952         12,282
  Other                                             14,968         15,214
 Amortization                                        6,792          9,780
                                               -----------    -----------
  Total Expenses                                   103,454        106,225
                                               -----------    -----------
Loss Before Equity in Losses
 of Project Partnerships                           (66,209)       (72,098)
Equity in Losses of Project
 Partnerships                                     (304,647)      (743,689)
                                                ----------     ----------
Net Loss                                       $  (370,856)   $  (815,787)
                                               ===========    ===========
Allocation of Net Loss:
 Limited Partners                              $  (367,147)   $  (807,629)
 General Partners                                   (3,709)        (8,158)
                                               -----------    -----------
                                               $  (370,856)   $  (815,787)
                                               ===========    ===========
Net Loss Per Number of Limited
Partnership Units                              $    (36.79)   $    (80.92)
                                              ============   ============
Number of Limited Partnership Units
Outstanding                                          9,980          9,980
                                              ============   ============

              See accompanying notes to financial statements.


                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED DECEMBER 31,
                                (Unaudited)

SERIES 9                                             2000            1999
                                                     ----            ----
Revenues:
 Interest Income                                $    20,716   $    18,842
                                                -----------   -----------
Expenses:
 Asset Management Fee-General Partner                37,740        37,845
 General and Administrative:
  General Partner                                     7,229         6,855
  Other                                               8,561         8,511
 Amortization                                         4,290         5,229
                                                -----------   -----------
  Total Expenses                                     57,820        58,440
                                                -----------   -----------
Loss Before Equity in Losses
 of Project Partnerships                            (37,104)      (39,598)
Equity in Losses of Project
 Partnerships                                      (370,641)     (539,492)
                                                ----------    ----------
Net Loss                                        $  (407,745)  $  (579,090)
                                                ===========   ===========
Allocation of Net Loss:
 Limited Partners                               $  (403,668)  $  (573,299)
 General Partners                                    (4,077)       (5,791)
                                                -----------   -----------
                                                $  (407,745)  $  (579,090)
                                                ===========   ===========
Net Loss Per Number of Limited
Partnership Units                               $    (64.55)  $    (91.67)
                                               ============  ============
Number of Limited Partnership Units
Outstanding                                           6,254         6,254
                                               ============  ============

              See accompanying notes to financial statements.


                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED DECEMBER 31,
                                (Unaudited)

SERIES 10                                            2000            1999
                                                     ----            ----
Revenues:
 Interest Income                               $    20,447    $    18,492
                                               -----------    -----------
Expenses:
 Asset Management Fee-General Partner               25,731         25,821
 General and Administrative:
  General Partner                                    4,518          4,284
  Other                                              6,292          6,209
 Amortization                                        4,215          4,218
                                               -----------    -----------
  Total Expenses                                    40,756         40,532
                                               -----------    -----------
Loss Before Equity in Losses
 of Project Partnerships                           (20,309)       (22,040)
Equity in Losses of Project
 Partnerships                                     (204,006)      (237,426)
                                                ----------     ----------
Net Loss                                       $  (224,315)   $  (259,466)
                                               ===========    ===========
Allocation of Net Loss:
 Limited Partners                              $  (222,072)   $  (256,871)
 General Partners                                   (2,243)        (2,595)
                                               -----------    -----------
                                               $  (224,315)   $  (259,466)
                                               ===========    ===========
Net Loss Per Number of Limited
Partnership Units                              $    (44.04)   $    (50.94)
                                              ============   ============
Number of Limited Partnership Units
Outstanding                                          5,043          5,043
                                              ============   ============

              See accompanying notes to financial statements.


                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED DECEMBER 31,
                                (Unaudited)

SERIES 11                                            2000            1999
                                                     ----            ----
Revenues:
 Interest Income                                $    22,465   $    20,433
                                                -----------   -----------
Expenses:
 Asset Management Fee-General Partner                21,348        20,790
 General and Administrative:
  General Partner                                     3,615         3,428
  Other                                               5,670         5,321
 Amortization                                         6,219         6,222
                                                -----------   -----------
  Total Expenses                                     36,852        35,761
                                                -----------   -----------
Loss Before Equity in Losses
 of Project Partnerships                            (14,387)      (15,328)
Equity in Losses of Project
 Partnerships                                      (116,208)     (203,917)
                                                 ----------    ----------
Net Loss                                        $  (130,595)  $  (219,245)
                                                ===========   ===========
Allocation of Net Loss:
 Limited Partners                               $  (129,289)  $  (217,053)
 General Partners                                    (1,306)       (2,192)
                                                -----------   -----------
                                                $  (130,595)  $  (219,245)
                                                ===========   ===========
Net Loss Per Number of Limited
Partnership Units                               $    (25.22)  $    (42.34)
                                               ============  ============
Number of Limited Partnership Units
Outstanding                                           5,127         5,127
                                               ============  ============

              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED DECEMBER 31,
                                (Unaudited)

TOTAL SERIES 7 - 11                                  2000            1999
                                                     ----            ----
Revenues:
 Interest Income                                $   136,149   $   124,543
                                                -----------   -----------
Expenses:
 Asset Management Fee-General Partner               219,525       219,561
 General and Administrative:
  General Partner                                    40,061        37,989
  Other                                              49,603        49,318
 Amortization                                        32,163        38,553
                                                -----------   -----------
  Total Expenses                                    341,352       345,421
                                                -----------   -----------
Loss Before Equity in Losses
 of Project Partnerships                           (205,203)     (220,878)
Equity in Losses of Project
 Partnerships                                    (1,366,792)   (2,337,351)
                                                 ----------    ----------
Net Loss                                        $(1,571,995)  $(2,558,229)
                                                ===========   ===========
Allocation of Net Loss:
 Limited Partners                               $(1,556,275)  $(2,532,647)
 General Partners                                   (15,720)      (25,582)
                                                -----------   -----------
                                                $(1,571,995)  $(2,558,229)
                                                ===========   ===========

              See accompanying notes to financial statements.


                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY
           FOR THE NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999:


                                   Limited         General
SERIES 7                           Partners        Partners         Total
                                  ---------        --------         -----


Balance at March 31, 1999       $ 3,220,449     $   (59,670)    $ 3,160,779

Net Loss                           (677,795)         (6,846)       (684,641)
                                -----------     -----------     -----------

Balance at December 31, 1999    $ 2,542,654     $   (66,516)    $ 2,476,138
                               ============    ============    ============


Balance at March 31, 2000       $ 2,670,270     $   (65,227)    $ 2,605,043

Net Loss                           (434,099)         (4,385)       (438,484)
                                -----------     -----------     -----------

Balance at December 31,2000     $ 2,236,171     $   (69,612)    $ 2,166,559
                               ============    ============    ============


              See accompanying notes to financial statements.



                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY
           FOR THE NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999:


                                   Limited         General
SERIES 8                           Partners        Partners         Total
                                  ---------        --------         -----


Balance at March 31, 1999       $ 3,132,833     $   (56,866)    $ 3,075,967

Net Loss                           (807,629)         (8,158)       (815,787)
                                -----------     -----------     -----------

Balance at December 31, 1999    $ 2,325,204     $   (65,024)    $ 2,260,180
                               ============    ============    ============


Balance at March 31, 2000       $ 1,898,013     $   (69,338)    $ 1,828,675

Net Loss                           (367,147)         (3,709)       (370,856)
                                -----------     -----------     -----------

Balance at December 31, 2000    $ 1,530,866     $   (73,047)    $ 1,457,819
                               ============    ============    ============


              See accompanying notes to financial statements.



                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY
           FOR THE NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999:


                                   Limited         General
SERIES 9                           Partners        Partners         Total
                                  ---------        --------         -----


Balance at March 31, 1999       $ 3,105,611     $   (24,021)    $ 3,081,590

Net Loss                           (573,299)         (5,791)       (579,090)
                                -----------     -----------     -----------

Balance at December 31, 1999    $ 2,532,312     $   (29,812)    $ 2,502,500
                               ============    ============    ============


Balance at March 31, 2000       $ 2,563,166     $   (29,500)    $ 2,533,666

Net Loss                           (403,668)         (4,077)       (407,745)
                                -----------     -----------     -----------

Balance at December 31, 2000    $ 2,159,498     $   (33,577)    $ 2,125,921
                               ============    ============    ============


              See accompanying notes to financial statements.



                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY
           FOR THE NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999:


                                   Limited         General
SERIES 10                          Partners        Partners         Total
                                  ---------        --------         -----


Balance at March 31, 1999       $ 3,454,065     $    (9,737)    $ 3,444,328

Net Loss                           (256,871)         (2,595)       (259,466)
                                -----------     -----------     -----------

Balance at December 31, 1999    $ 3,197,194     $   (12,332)    $ 3,184,862
                               ============    ============    ============


Balance at March 31, 2000       $ 3,128,940     $   (13,021)    $ 3,115,919

Net Loss                           (222,072)         (2,243)       (224,315)
                                -----------     -----------     -----------

Balance at December 31, 2000    $ 2,906,868     $   (15,264)    $ 2,891,604
                               ============    ============    ============


              See accompanying notes to financial statements.



                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY
           FOR THE NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999:


                                   Limited         General
SERIES 11                          Partners        Partners         Total
                                  ---------        --------         -----


Balance at March 31, 1999       $ 4,120,106     $    (4,838)    $ 4,115,268

Net Loss                           (217,053)         (2,192)       (219,245)
                                -----------     -----------     -----------

Balance at December 31, 1999    $ 3,903,053     $    (7,030)    $ 3,896,023
                               ============    ============    ============


Balance at March 31, 2000       $ 3,957,139     $    (6,484)    $ 3,950,655

Net Loss                           (129,289)         (1,306)       (130,595)
                                -----------     -----------     -----------

Balance at December 31, 2000    $ 3,827,850     $    (7,790)    $ 3,820,060
                               ============    ============    ============


              See accompanying notes to financial statements.



                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY
           FOR THE NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999:


                                   Limited         General
TOTAL SERIES 7 - 11                Partners        Partners         Total
                                  ---------        --------         -----


Balance at March 31, 1999       $17,033,064     $  (155,132)    $16,877,932

Net Loss                         (2,532,647)        (25,582)     (2,558,229)
                                -----------     -----------     -----------

Balance at December 31, 1999    $14,500,417     $  (180,714)    $14,319,703
                               ============    ============    ============


Balance at March 31, 2000       $14,217,528     $  (183,570)    $14,033,958

Net Loss                         (1,556,275)        (15,720)     (1,571,995)
                                -----------     -----------     -----------

Balance at December 31, 2000    $12,661,253     $  (199,290)    $12,461,963
                               ============    ============    ============


              See accompanying notes to financial statements.



                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED DECEMBER 31,
                                (Unaudited)

SERIES 7                                              2000           1999
--------                                              ----           ----
Cash Flows from Operating Activities:
  Net Income (Loss)                             $  (438,484)  $  (684,641)
  Adjustments to Reconcile Net Loss to Net
  Cash Provided by (Used in) Operating
  Activities:
   Amortization                                      10,647        13,104
   Accreted Interest Income on Investments
   in Securities                                    (22,090)      (22,948)
   Equity in Losses of Project Partnerships         371,290       612,827
Changes in Operating Assets and
Liabilities:
    Increase in Payable to General Partners          19,699        21,497
                                                -----------   -----------
     Net Cash Used in Operating Activities          (58,938)      (60,161)
                                                -----------   -----------
Cash Flows from Investing Activities:
   Distributions Received from Project
   Partnerships                                      19,246        20,133
                                                -----------   -----------
     Net Cash Provided by (Used in)
     Investing Activities                            19,246        20,133
                                                -----------   -----------
Increase (Decrease) in Cash and Cash
Equivalents                                         (39,692)      (40,028)
Cash and Cash Equivalents at Beginning of
Year                                                324,156       299,313
                                                -----------   -----------
Cash and Cash Equivalents at End of Year        $   284,464   $   259,285
                                                ===========   ===========


              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED DECEMBER 31,
                                (Unaudited)
SERIES 8                                              2000           1999
--------                                              ----           ----
Cash Flows from Operating Activities:
  Net Income (Loss)                             $  (370,856)  $  (815,787)
  Adjustments to Reconcile Net Loss to Net
  Cash Provided by (Used in) Operating
  Activities:
   Amortization                                       6,792         9,780
   Accreted Interest Income on Investments
   in Securities                                    (19,814)      (20,587)
   Equity in Losses of Project Partnership          304,647       743,689
Changes in Operating Assets and
Liabilities:
    Increase in Payable to General Partners          22,795        25,028
                                                -----------   -----------
     Net Cash Used in Operating Activities          (56,436)      (57,877)
                                                -----------   -----------
Cash Flows from Investing Activities:
   Distributions Received from Project
   Partnerships                                      10,854        14,668
                                                -----------   -----------
     Net Cash Provided by (Used in)
     Investing Activities                            10,854        14,668
                                                -----------   -----------
Increase (Decrease) in Cash and Cash
Equivalents                                         (45,582)      (43,209)
Cash and Cash Equivalents at Beginning of
Year                                                425,447       411,602
                                                -----------   -----------
Cash and Cash Equivalents at End of Year         $  379,865    $  368,393
                                                ===========   ===========


              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED DECEMBER 31,
                                (Unaudited)
SERIES 9                                              2000           1999
--------                                              ----           ----
Cash Flows from Operating Activities:
  Net Income (Loss)                             $  (407,745)  $  (579,090)
  Adjustments to Reconcile Net Loss to Net
  Cash Provided by (Used in) Operating
  Activities:
   Amortization                                       4,290         5,229
   Accreted Interest Income on Investments
   in Securities                                    (11,913)      (12,421)
   Equity in Losses of Project Partnerships         370,641       539,492
Changes in Operating Assets and
Liabilities:
    Increase in Payable to General Partners          18,794        18,287
                                                -----------   -----------
     Net Cash Used in Operating Activities          (25,933)      (28,503)
                                                -----------   -----------
Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships                                       12,465         7,990

     Net Cash Provided by (Used in)             -----------   -----------
     Investing Activities                            12,465         7,990
                                                -----------   -----------
Increase (Decrease) in Cash and Cash
Equivalents                                         (13,468)      (20,513)
Cash and Cash Equivalents at Beginning of
Year                                                209,964       195,618
                                                -----------   -----------
Cash and Cash Equivalents at End of Year        $   196,496   $   175,105
                                                ===========   ===========


              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED DECEMBER 31,
                                (Unaudited)
SERIES 10                                            2000           1999
--------                                             ----           ----
Cash Flows from Operating Activities:
  Net Income (Loss)                             $  (224,315)  $  (259,466)
  Adjustments to Reconcile Net Loss to Net
  Cash Provided by (Used in) Operating
  Activities:
   Amortization                                       4,215         4,218
   Accreted Interest Income on Investments
   in Securities                                    (11,142)      (11,482)
   Equity in Losses of Project Partnerships         204,006       237,426
Changes in Operating Assets and
Liabilities:
    Increase in Payable to General Partners          (2,733)       (3,042)
                                                 -----------   -----------
     Net Cash Used in Operating Activities          (29,969)      (32,346)
                                                 -----------   -----------
Cash Flows from Investing Activities:
   Distributions Received from Project
   Partnerships                                       5,860         5,161
                                                 -----------   -----------
     Net Cash Provided by (Used in)
     Investing Activities                             5,860         5,161
                                                 -----------   -----------
Increase (Decrease) in Cash and Cash
Equivalents                                         (24,109)      (27,185)
Cash and Cash Equivalents at Beginning of
Year                                                226,070       216,566
                                                -----------   -----------
Cash and Cash Equivalents at End of Year        $   201,961   $   189,381
                                                ===========   ===========


              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED DECEMBER 31,
                                (Unaudited)
SERIES 11                                            2000           1999
--------                                             ----           ----
Cash Flows from Operating Activities:
  Net Income (Loss)                              $ (130,595)  $  (219,245)
  Adjustments to Reconcile Net Loss to Net
  Cash Provided by (Used in) Operating
  Activities:
   Amortization                                       6,219         6,222
   Accreted Interest Income on Investments
   in Securities                                    (13,023)      (13,280)
   Equity in Losses of Project Partnerships         116,208       203,917
Changes in Operating Assets and
Liabilities:
    Increase in Payable to General Partners          (8,706)       (9,729)
                                                -----------   -----------
     Net Cash Used in Operating Activities          (29,897)      (32,115)
                                                -----------   -----------
Cash Flows from Investing Activities:
   Distributions Received from Project
   Partnerships                                       5,758         3,296
                                                -----------   -----------
     Net Cash Provided by (Used in)
     Investing Activities                             5,758         3,296
                                                -----------   -----------
Increase (Decrease) in Cash and Cash
Equivalents                                         (24,139)      (28,819)
Cash and Cash Equivalents at Beginning of
Year                                                230,874       223,024
                                                -----------   -----------
Cash and Cash Equivalents at End of Year        $   206,735   $   194,205
                                                ===========   ===========


              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED DECEMBER 31,
                                (Unaudited)
TOTAL SERIES 7 - 11                                  2000           1999
-------------------                                  ----           ----
Cash Flows from Operating Activities:
  Net Income (Loss)                             $(1,571,995)  $(2,558,229)
  Adjustments to Reconcile Net Loss to Net
  Cash Provided by (Used in) Operating
  Activities:
   Amortization                                      32,163        38,553
   Accreted Interest Income on Investments
   in Securities                                    (77,982)      (80,718)
   Equity in Losses of Project Partnerships       1,366,792     2,337,351
Changes in Operating Assets and
Liabilities:
    Increase in Payable to General Partners          49,849        52,041
                                                -----------   -----------
     Net Cash Used in Operating Activities         (201,173)     (211,002)
                                                -----------   -----------
Cash Flows from Investing Activities:
   Distributions Received from Project
   Partnerships                                      54,183        51,248
                                                -----------   -----------
     Net Cash Provided by (Used in)
     Investing Activities                            54,183        51,248
                                                -----------   -----------
Increase (Decrease) in Cash and Cash
Equivalents                                        (146,990)     (159,754)
Cash and Cash Equivalents at Beginning of
Year                                              1,416,511     1,346,123
                                                -----------   -----------
Cash and Cash Equivalents at End of Year        $ 1,269,521   $ 1,186,369
                                                ===========   ===========


              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND III LTD.
                      (A Florida Limited Partnership)
                       NOTES TO FINANCIAL STATEMENTS
                             DECEMBER 31, 2000

NOTE 1 - ORGANIZATION:

   Gateway Tax Credit Fund III Ltd. ("Gateway"), a Florida Limited Partnership, was formed October 17, 1991 under the laws of Florida. Gateway offered its limited partnership interests in Series. The first Series for Gateway is Series 7. Operations commenced on July 16, 1992 for Series 7, January 4, 1993 for Series 8, September 30, 1993 for Series 9, January 21, 1994 for Series 10 and April 29, 1994 for Series 11. Each Series invests, as a limited partner, in other limited partnerships ("Project Partnerships"), each of which owns and operates apartment complexes eligible for Low-Income Housing Tax Credits ("Tax Credits"), provided for in Section 42 of the Internal Revenue Code of 1986. Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the Limited Partnership Agreement. As of December 31, 2000, Gateway had received capital contributions of $1,000 from the General Partners and $36,799,000 from the investor Limited Partners.

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

NOTE 3 - INVESTMENT IN SECURITIES:

  The December 31, 2000 Balance Sheet includes Investment in Securities consisting of U.S. Treasury Security Strips which represents their cost, plus accreted interest income of $190,835 for Series 7, $165,733 for Series 8, $94,475 for Series 9, $82,794 for Series 10 and $94,050 for Series 11.

                                                            Gross Unrealized
                      Estimated Market       Cost Plus          Gains and
                            Value        Accreted Interest       (Losses)
                   -----------------  -----------------   ----------------
Series 7                  $  466,332         $  432,404           $  33,928
Series 8                     436,202            409,844              26,358
Series 9                     284,099            272,234              11,865
Series 10                    240,704            223,186              17,518
Series 11                    272,617            246,002              26,615

 As of December 31, 2000, the cost and accreted interest of debt securities by contractual maturities is as follows:

                                     Series 7       Series 8       Series 9
                                     --------       --------       --------
Due within 1 year                  $   56,728     $   53,725     $   31,843
After 1 year through 5 years          220,030        205,202        124,201
After 5 years through 10 years        155,646        150,917        116,190
Over 10 years                               0              0              0
                                   ----------     ----------     ----------
  Total Amount Carried on
  Balance Sheet                    $  432,404     $  409,844     $  272,234
                                   ==========     ==========     ==========

                                    Series 10      Series 11        Total
                                     --------       --------       --------
Due within 1 year                  $   24,944     $   25,862     $  193,102
After 1 year through 5 years           92,913        102,743        745,089
After 5 years through 10 years         84,263         95,305        602,321
Over 10 years                          21,066         22,092         43,158
                                   ----------     ----------     ----------
  Total Amount Carried on
  Balance Sheet                    $  223,186     $  246,002     $1,583,670
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

  For the nine months ended December 31, 2000 and 1999 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

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

                         2000           1999
                        -----          -----
 Series 7            $ 65,964       $ 66,156
 Series 8              68,742         68,949
 Series 9              37,740         37,845
 Series 10             25,731         25,821
 Series 11             21,348         20,790
                     --------       --------
 Total               $219,525       $219,561
                     ========       ========

  General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an
accountable   basis.   This  expense  is  included  in  the  Statement   of
Operations.

 Series 7           $  11,747      $  11,140
 Series 8              12,952         12,282
 Series 9               7,229          6,855
 Series 10              4,518          4,284
 Series 11              3,615          3,428
                     --------       --------
 Total               $ 40,061       $ 37,989
                     ========       ========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of December 31, 2000, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 39 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

  The following is a summary of Investments in Project Partnerships as of:

SERIES 7                                        DECEMBER 31,     MARCH 31,
                                                    2000           2000
                                               --------------   -----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships       $ 7,732,089     $ 7,732,089

Cumulative equity in losses of Project
Partnerships (1)                                 (6,344,658)     (5,973,368)

Cumulative distributions received from
Project Partnerships                               (176,797)       (157,551)
                                                -----------     -----------
Investment in Project Partnerships before
adjustment                                        1,210,634       1,601,170

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      793,335         793,335
 Accumulated amortization of acquisition
 fees and expenses                                 (167,425)       (156,777)
                                               ------------    ------------

Investments in Project Partnerships             $ 1,836,544     $ 2,237,728
                                               ============    ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $1,022,240 for the period ended December 31, 2000 and cumulative suspended losses of $650,567 for the year ended March 31, 2000 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of December 31, 2000, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 43 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

  The following is a summary of Investments in Project Partnerships as of:

SERIES 8                                         DECEMBER 31,     MARCH 31,
                                                     2000           2000
                                               --------------   -----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships       $ 7,586,105     $ 7,586,105

Cumulative equity in losses of Project
Partnerships (1)                                 (6,795,774)     (6,491,127)

Cumulative distributions received from
Project Partnerships                               (136,458)       (125,604)
                                                -----------     -----------
Investment in Project Partnerships before
adjustment                                          653,873         969,374

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      549,773         549,773
 Accumulated amortization of acquisition
 fees and expenses                                 (102,751)        (95,959)
                                               ------------    ------------

Investments in Project Partnerships             $ 1,100,895     $ 1,423,188
                                               ============    ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $1,102,131 for the period ended December 31, 2000 and cumulative suspended losses of $678,455 for the year ended March 31, 2000 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of December 31, 2000, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 24 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

  The following is a summary of Investments in Project Partnerships as of:

SERIES 9                                         DECEMBER 31,     MARCH 31,
                                                     2000           2000
                                               --------------   -----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships       $ 4,914,116     $ 4,914,116

Cumulative equity in losses of Project
Partnerships (1)                                 (3,096,581)     (2,725,940)

Cumulative distributions received from
Project Partnerships                                (98,201)        (85,736)
                                                -----------      ----------
Investment in Project Partnerships before
adjustment                                        1,719,334       2,102,440

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      244,087         244,087
 Accumulated amortization of acquisition
 fees and expenses                                  (46,944)        (42,655)
                                               ------------    ------------

Investments in Project Partnerships             $ 1,916,477     $ 2,303,872
                                               ============    ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $151,403 for the period ended December 31, 2000 and cumulative suspended losses of $78,588 for the year ended March 31, 2000 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of December 31, 2000, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 15 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

  The following is a summary of Investments in Project Partnerships as of:

SERIES 10                                        DECEMBER 31,     MARCH 31,
                                                     2000           2000
                                               --------------   -----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships       $ 3,914,672     $ 3,914,672

Cumulative equity in losses of Project
Partnerships (1)                                 (1,415,766)     (1,211,760)

Cumulative distributions received from
Project Partnerships                               (106,477)       (100,617)
                                                -----------      ----------
Investment in Project Partnerships before
adjustment                                        2,392,429       2,602,295

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      196,738         196,738
 Accumulated amortization of acquisition
fees and expenses                                  (38,853)        (34,636)
                                              -------------    ------------

Investments in Project Partnerships             $ 2,550,314     $ 2,764,397
                                              =============    ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $0 for the period ended December 31, 2000 and cumulative suspended losses of $0 for the year ended March 31, 2000 are not included.


NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of December 31, 2000, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 12 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

  The following is a summary of Investments in Project Partnerships as of:

SERIES 11                                        DECEMBER 31,     MARCH 31,
                                                     2000           2000
                                             --------------   -----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships       $ 4,128,042     $ 4,128,042

Cumulative equity in losses of Project
Partnerships (1)                                   (878,234)       (762,026)

Cumulative distributions received from
Project Partnerships                                (84,224)        (78,466)
                                                -----------     -----------
Investment in Project Partnerships before
adjustment                                        3,165,584       3,287,550

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      290,335         290,335
 Accumulated amortization of acquisition
 fees and expenses                                  (49,269)        (43,048)
                                               ------------     -----------

Investments in Project Partnerships             $ 3,406,650     $ 3,534,837
                                              =============   =============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $0 for the period December 31, 1999 and cumulative suspended losses of $0 for the year ended March 31, 1999 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

  The following is a summary of Investments in Project Partnerships as of:

TOTAL SERIES 7 - 11                              DECEMBER 31,     MARCH 31,
                                                     2000           2000
                                               --------------   -----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships       $28,275,024     $28,275,024

Cumulative equity in losses of Project
Partnerships (1)                                (18,531,013)    (17,164,221)

Cumulative distributions received from
Project Partnerships                               (602,157)       (547,974)
                                                ------------     -----------
Investment in Project Partnerships before
adjustment                                        9,141,854      10,562,829

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                    2,074,268       2,074,268
 Accumulated amortization of acquisition
 fees and expenses                                 (405,242)       (373,075)
                                               ------------    ------------

Investments in Project Partnerships             $10,810,880     $12,264,022
                                               ============   =============

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of September 30, of each year:
                                                      2000          1999
SERIES 7                                              ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                                $ 3,452,461   $ 3,274,796
  Investment properties, net                     34,039,544    35,485,091
  Other assets                                       31,108        26,615
                                               ------------  ------------
    Total assets                                $37,523,113   $38,786,502
                                               ============  ============
Liabilities and Partners' Equity:
  Current liabilities                           $   860,321   $ 1,193,548
  Long-term debt                                 36,579,443    36,681,296
                                               ------------  ------------
    Total liabilities                            37,439,764    37,874,844
                                               ------------  ------------
Partners' equity
  Limited Partner                                   145,973       959,086
  General Partners                                  (62,624)      (47,428)
                                                -----------   -----------
    Total Partners' equity                           83,349       911,658
                                                -----------   -----------
    Total liabilities and partners' equity      $37,523,113   $38,786,502
                                               ============  ============
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                         $ 3,141,569   $ 3,330,475
Expenses:                                      ------------  ------------
  Operating expenses                              2,142,186     2,042,674
  Interest expense                                  622,829       985,831
  Depreciation and amortization                   1,127,022     1,142,568
                                               ------------  ------------
    Total expenses                                3,892,037     4,171,073
                                               ------------  ------------
      Net loss                                  $  (750,468)  $  (840,598)
                                               ============  ============
Other partners' share of net loss               $    (7,505)  $    (8,406)
                                               ============  ============
Partnerships' share of net loss                 $  (742,963)  $  (832,192)
Suspended losses                                    371,673       219,365
                                               ------------  ------------
Equity in Losses of Project Partnerships        $  (371,290)  $  (612,827)
                                               ============  ============

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of September 30, of each year:
                                                       2000          1999
SERIES 8                                               ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                                $ 3,048,032   $ 2,765,258
  Investment properties, net                     36,033,335    38,055,197
  Other assets                                       31,914        46,215
                                               ------------  ------------
    Total assets                                $39,113,281   $40,866,670
                                               ============  ============
Liabilities and Partners' Equity:
  Current liabilities                           $ 1,083,812   $ 1,300,671
  Long-term debt                                 38,620,980    38,688,206
                                               ------------  ------------
    Total liabilities                            39,704,792    39,988,877
                                               ------------  ------------
Partners' equity
  Limited Partner                                  (226,580)    1,028,575
  General Partners                                 (364,931)     (150,782)
                                                -----------   -----------
    Total Partners' equity                         (591,511)      877,793
                                                -----------   -----------
    Total liabilities and partners' equity      $39,113,281   $40,866,670
                                               ============  ============
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                         $ 3,269,838   $ 3,184,330
Expenses:                                      ------------  ------------
  Operating expenses                              2,142,487     2,061,475
  Interest expense                                  668,271       839,299
  Depreciation and amortization                   1,197,688     1,205,100
                                               ------------  ------------
    Total expenses                                4,008,446     4,105,874
                                               ------------  ------------
      Net loss                                  $  (738,608)  $  (921,544)
                                               ============  ============
Other partners' share of net loss               $   (10,285)  $   (11,264)
                                               ============  ============
Partnerships' share of net loss                 $  (728,323)  $  (910,280)
Suspended losses                                    423,676       166,591
                                               ------------  ------------
Equity in Losses of Project Partnerships        $  (304,647)  $  (743,689)
                                               ============  ============

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of September 30, of each year:
                                                      2000          1999
SERIES 9                                              ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                                $ 1,772,930   $ 1,761,152
  Investment properties, net                     20,376,191    21,142,550
  Other assets                                        5,459         4,756
                                               ------------  ------------
    Total assets                                $22,154,580   $22,908,458
                                               ============  ============
Liabilities and Partners' Equity:
  Current liabilities                           $   300,241   $   480,417
  Long-term debt                                 20,445,841    20,494,619
                                               ------------  ------------
    Total liabilities                            20,746,082    20,975,036
                                               ------------  ------------
Partners' equity
  Limited Partner                                 1,556,749     2,055,953
  General Partners                                 (148,251)     (122,531)
                                                -----------   -----------
    Total Partners' equity                        1,408,498     1,933,422
                                                -----------   -----------
    Total liabilities and partners' equity      $22,154,580   $22,908,458
                                               ============  ============
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                         $ 1,591,004   $ 1,647,668
Expenses:                                      ------------  ------------
  Operating expenses                              1,052,261     1,075,868
  Interest expense                                  355,193       452,023
  Depreciation and amortization                     630,849       664,719
                                               ------------  ------------
    Total expenses                                2,038,303     2,192,610
                                               ------------  ------------
      Net loss                                  $  (447,299)  $  (544,942)
                                               ============  ============
Other partners' share of net loss               $    (4,473)  $    (5,450)
                                               ============  ============
Partnerships' share of net loss                 $  (442,826)  $  (539,492)
Suspended losses                                     72,185             0
                                               ------------  ------------
Equity in Losses of Project Partnerships        $  (370,641)  $  (539,492)
                                               ============  ============

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of September 30, of each year:
                                                       2000          1999
SERIES 10                                              ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                                $ 1,403,755   $ 1,396,010
  Investment properties, net                     14,400,767    14,885,171
  Other assets                                        4,495         4,225
                                               ------------  ------------
    Total assets                                $15,809,017   $16,285,406
                                               ============  ============
Liabilities and Partners' Equity:
  Current liabilities                           $   241,581   $   358,885
  Long-term debt                                 13,393,689    13,411,288
                                               ------------  ------------
    Total liabilities                            13,635,270    13,770,173
                                               ------------  ------------
Partners' equity
  Limited Partner                                 2,370,961     2,675,345
  General Partners                                 (197,214)     (160,112)
                                                -----------   -----------
    Total Partners' equity                        2,173,747     2,515,233
                                                -----------   -----------
    Total liabilities and partners' equity      $15,809,017   $16,285,406
                                               ============  ============
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                         $ 1,079,464   $ 1,063,871
Expenses:                                      ------------  ------------
  Operating expenses                                727,588       702,532
  Interest expense                                  187,450       234,082
  Depreciation and amortization                     371,736       368,340
                                               ------------  ------------
    Total expenses                                1,286,774     1,304,954
                                               ------------  ------------
      Net loss                                  $  (207,310)  $  (241,083)
                                               ============  ============
Other partners' share of net loss               $    (3,304)  $    (3,657)
                                               ============  ============
Partnerships' share of net loss                 $  (204,006)  $  (237,426)
Suspended losses                                          0             0
                                               ------------  ------------
Equity in Losses of Project Partnerships        $  (204,006)  $  (237,426)
                                               ============  ============

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of September 30, of each year:
                                                      2000          1999
SERIES 11                                             ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                                $ 1,276,409   $ 1,189,993
  Investment properties, net                     12,697,898    13,165,027
  Other assets                                       13,921         6,024
                                               ------------  ------------
    Total assets                                $13,988,228   $14,361,044
                                               ============  ============
Liabilities and Partners' Equity:
  Current liabilities                           $   233,424   $   386,154
  Long-term debt                                 10,608,709    10,701,955
                                               ------------  ------------
    Total liabilities                            10,842,133    11,088,109
                                               ------------  ------------
Partners' equity
  Limited Partner                                 3,178,991     3,250,949
  General Partners                                  (32,896)       21,986
                                                -----------   -----------
    Total Partners' equity                        3,146,095     3,272,935
                                                -----------   -----------
    Total liabilities and partners' equity      $13,988,228   $14,361,044
                                               ============  ============
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                         $ 1,071,555   $ 1,142,365
Expenses:                                      ------------  ------------
  Operating expenses                                640,532       637,082
  Interest expense                                  172,064       340,381
  Depreciation and amortization                     386,770       382,215
                                               ------------  ------------
    Total expenses                                1,199,366     1,359,678
                                               ------------  ------------
      Net loss                                  $  (127,811)  $  (217,313)
                                               ============  ============
Other partners' share of net loss               $   (11,603)  $   (13,396)
                                               ============  ============
Partnerships' share of net loss                 $  (116,208)  $  (203,917)
Suspended losses                                          0             0
                                               ------------  ------------
Equity in Losses of Project Partnerships        $  (116,208)  $  (203,917)
                                               ============  ============

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of September 30, of each year:
                                                     2000            1999
TOTAL SERIES 7 - 11                                  ----            ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                              $ 10,953,587   $ 10,387,209
  Investment properties, net                   117,547,735    122,733,036
  Other assets                                      86,897         87,835
                                              ------------   ------------
    Total assets                              $128,588,219   $133,208,080
                                              ============   ============
Liabilities and Partners' Equity:
  Current liabilities                         $  2,719,379   $  3,719,675
  Long-term debt                               119,648,662    119,977,364
                                              ------------   ------------
    Total liabilities                          122,368,041    123,697,039
                                              ------------   ------------
Partners' equity
  Limited Partner                                7,026,094      9,969,908
  General Partners                                (805,916)      (458,867)
                                               -----------    -----------
    Total Partners' equity                       6,220,178      9,511,041
                                               -----------    -----------
    Total liabilities and partners' equity    $128,588,219   $133,208,080
                                              ============   ============
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                       $ 10,153,430   $ 10,368,709
Expenses:                                     ------------   ------------
  Operating expenses                             6,705,054      6,519,631
  Interest expense                               2,005,807      2,851,616
  Depreciation and amortization                  3,714,065      3,762,942
                                              ------------   ------------
    Total expenses                              12,424,926     13,134,189
                                              ------------   ------------
      Net loss                                $ (2,271,496)  $ (2,765,480)
                                              ============   ============
Other partners' share of net loss             $    (37,170)  $    (42,173)
                                              ============   ============
Partnerships' share of net loss               $ (2,234,326)  $ (2,723,307)
Suspended losses                                   867,534        385,956
                                              ------------   ------------
Equity in Losses of Project Partnerships      $ (1,366,792)  $ (2,337,351)
                                              ============   ============

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, Liquidity and Capital Resources

  As disclosed on the statement of operations for each Series, except as described below, interest income is comparable for the nine and three months ended December 31, 2000 and December 31, 1999. The General and Administrative expenses - General Partner and General and Administrative expenses - Other for the three and nine months ended December 31, 2000 are comparable to December 31, 1999. There were no unusual variations in the operating results between these two periods.

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

  Series 7 - Gateway closed this series on October 16, 1992 after receiving $10,395,000 from 635 Limited Partner investors. Equity in Losses of Project Partnerships for the nine months ended December 31, 2000 decreased from $612,827 for the nine months ended December 31, 1999 to $371,290 as a result of a decrease in interest expense at the project partnership level due to a change in the way the quarterly interest expense is calculated to more accurately reflect a proportionate share of the total yearly expense. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

  At December 31, 2000, the Series had $284,464 of short-term investments (Cash and Cash Equivalents). It also had $432,404 in Zero Coupon
Treasuries with annual maturities providing $57,000 in fiscal year 2001 increasing to $86,000 in fiscal year 2008. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $438,484 for the nine months ended December 31, 2000. However, after adjusting for Equity in Losses of Project Partnerships of $371,290 and the changes in operating assets and liabilities, net cash used in operating activities was $58,938. Cash provided by investing activities totaled $19,246 consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

  Series 8 - Gateway closed this Series on September 28, 1993 after receiving $9,980,000 from 664 Limited Partner investors. Equity in Losses of Project Partnerships for the nine months ended December 31, 2000 decreased from $743,689 for the nine months ended December 31, 1999 to $304,647 as a result of a decrease in interest expense at the project partnership level due to a change in the way the quarterly interest expense is calculated to more accurately reflect a proportionate share of the total yearly expense. At December 31, 2000, the Series had $379,865 of short-term investments (Cash and Cash Equivalents). It also had $409,844 in Zero Coupon Treasuries with annual maturities providing $54,000 in fiscal year 2001 increasing to $82,000 in fiscal year 2008. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $370,856 for the nine months ended December 31, 2000. However, after adjusting for Equity in Losses of Project Partnerships of $304,647 and the changes in operating assets and liabilities, net cash used in operating activities was $56,436. Cash provided by investing activities totaled $10,854, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

 Series 9 - Gateway closed this Series on December 31, 1993 after receiving $6,254,000 from 406 Limited Partner investors. Equity in Losses of Project Partnerships for the nine months ended December 31, 2000 decreased from $539,492 for the nine months ended December 31, 1999 to $370,641 as a result of a decrease in interest expense at the project partnership level due to a change in the way the quarterly interest expense is calculated to more accurately reflect a proportionate share of the total yearly expense. At December 31, 2000, the Series had $196,496 of short-term investments (Cash and Cash Equivalents). It also had $272,234 in Zero Coupon
Treasuries with annual maturities providing $32,000 in fiscal year 2001 increasing to $47,000 in fiscal year 2009. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $407,745 for the nine months ended December 31, 2000. However, after adjusting for Equity in Losses of Project Partnerships of $370,641 and the changes in operating assets and liabilities, net cash used in operating activities was $25,933. Cash provided by investing activities totaled $12,465, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

 Series 10 - Gateway closed this Series on January 21, 1994 after receiving $5,043,000 from 325 Limited Partner investors. Equity in Gains or Losses of Project Partnerships for the three months ended December 31, 2000 increased to a gain of $6,615 from a loss of $86,124 for the three months ended December 31, 1999. This gain is as a result of a decrease in the way quarterly interest expense is calculated to more accurately reflect a proportionate share of the total yearly interest expense. Equity in Losses of Project Partnerships for the nine months ended December 31, 2000 decreased from $237,426 for the nine months ended December 31, 1999 to $204,006 as a result of a decrease in interest expense at the project partnership level due to a change in the way the quarterly interest expense is calculated to more accurately reflect a proportionate share of the total yearly expense. At December 31, 2000, the Series had $201,961 of short-term investments (Cash and Cash Equivalents). It also had $223,186 in Zero Coupon Treasuries with annual maturities providing $25,000 in fiscal year 2001 increasing to $40,000 in fiscal year 2010. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $224,315 for the nine months ended December 31, 2000. However, after adjusting for Equity in Losses of Project Partnerships of $204,006 and the changes in operating assets and liabilities, net cash used in operating activities was $29,969. Cash provided by investing activities totaled $5,860, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

  Series 11 - Gateway closed this Series on April 29, 1994 after receiving $5,127,000 from 330 Limited investors. Equity in Gains or Losses of Project Partnerships for the three months ended December 31, 2000 increased to a gain of $32,921 from a loss of $135,064 for the three months ended December 31, 1999. This gain is as a result of a decrease in the way quarterly interest expense is calculated to more accurately reflect a proportionate share of the total yearly interest expense. Equity in losses of Project Partnerships for the nine months ended December 31, 2000 decreased from $203,917 for the nine months ended December 31, 1999 to $116,208 as a result of a decrease in interest expense at the project partnership level due to a change in the way the quarterly interest expense is calculated to more accurately reflect a proportionate share of the total yearly expense. At December 31, 2000, the Series had $206,735 of short-term investments (Cash and Cash Equivalents). It also had $246,002 in Zero Coupon Treasuries with annual maturities providing $26,000 in fiscal year 2001 increasing to $44,000 in fiscal year 2010. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $130,945 for the nine months ended December 31, 2000. However, after adjusting for Equity in Losses of Project Partnerships of $116,208 and the changes in operating assets and liabilities, net cash used in operating activities was $29,897. Cash provided by investing activities totaled $5,758, consisting of cash distributions from Project Partnerships. There were no unusual events or trends to describe.


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


                           GATEWAY TAX CREDIT FUND III LTD.
                           (A Florida Limited Partnership)
                           By:  Raymond James Tax Credit Funds,Inc.





Date:  March 1, 2001       By:/s/ Ronald M. Diner

                           Ronald M. Diner
                           President



Date:  March 1, 2001       By:/s/ Sandra L. Furey

                           Sandra L. Furey
                           Secretary and Treasurer