Form 10-K
period 2001-03-31
GATEWAY TAX CREDIT FUND III LTD
filed 2001-08-01
CIK 881716

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended              March 31, 2001

Commission File Number                     0-21762

                   Gateway Tax Credit Fund III Ltd.
          (Exact name of Registrant as specified in its charter)
           Florida                              59-3090386
(State or other jurisdiction of              (I.R.S. Employer No.)
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

                                        Number of Record Holders
  Title of Each Class                         March 31, 2001
Limited Partnership Interest                      2,389
General Partner Interest                            2

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

   Gateway is engaged in only one industry segment, to acquire limited partnership interests in unaffiliated limited partnerships ("Project Partnerships"), each of which owns and operates one or more apartment complexes eligible for Low-Income Housing Tax Credits under Section 42 of the Internal Revenue Code ("Tax Credits"), received over a ten year period. Subject to certain limitations, Tax Credits may be used by Gateway's investors to reduce their income tax liability generated from other income sources. Gateway will terminate on December 31, 2040, or sooner, in accordance with the terms of its Limited Partnership Agreement. As of March 31, 2001, Gateway received capital contributions of $1,000 from the General Partners and from the Limited Partners, $10,395,000 in Series 7, $9,980,000 from Series 8, $6,254,000 from Series 9, $5,043,000 from Series 10 and $5,127,000 from Series 11.

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

   As of March 31, 2001, Gateway had invested in 39 Project Partnerships for Series 7, 43 Project Partnerships for Series 8, 24 Project Partnerships for Series 9, 15 Project Partnerships for Series 10 and 12 Project Partnerships for Series 11. Gateway acquired its interests in these properties by becoming a limited partner in the Project Partnerships that own the properties. The primary source of funds for each series is the capital contributions from Limited Partner investors.

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

   Gateway's goal is to invest in a diversified portfolio of Project Partnerships located in rural and suburban locations with a high demand for low income housing. As of March 31, 2001 the Series' investor capital contributions were successfully invested in Project Partnerships which met the investment criteria. Management anticipates that competition for tenants will only be with other low income housing projects and not with conventionally financed housing. With a significant number of rural American households living below the poverty level in substandard housing, management believes there will be a continuing demand for affordable low income housing for the foreseeable future.

   Gateway has no direct employees. Services are performed by the Managing General Partner and its affiliates and by agents retained by it. The Managing General Partner has full and exclusive discretion in management and control of Gateway.

Item 2.  Properties

   Gateway owns a majority interest in properties through its limited partnership investments in Project Partnerships. The largest single net investment in a Project Partnership in Series 7 is 15.6% of the Series' total balance sheet assets, Series 8 is 8.1%, Series 9 is 15.6%, Series 10 is 20.5% and Series 11 is 21.7%. The following table provides certain summary information regarding the Project Partnerships in which Gateway had an interest as of December 31, 2000:

Item 2 - Properties (continued):

SERIES 7

PARTNERSHIP -----------	LOCATION OF PROPERTY -----------	# OF UNIT ----	DATE ACQUIRED --------	PROPERTY COST --------	OCCUPANCY RATE -------

Nottingham
Cedar Hollow
Sunrise
Mountain City
Burbank
Washington
BrookStone
Tazewell
N. Irvine
Horton
Manchester
Waynesboro
Lakeland II
Mt. Vernon
Meadow Run
SpringCreek II
Warm Springs
Blue Ridge
Walnut
Pioneer
Dilley
Elsa
Clinch View
Jamestown
Leander
Louisa Sr.
OrchardCommons
Vardaman
Heritage Park
BrooksHollow
CavalryCrossing
Carson City
Matteson
Pembroke
Robynwood
Atoka
Coalgate
Hill Creek
Cardinal

Pisgah, AL
Waterloo, NE
Mission, SD
MountainCity,TN
Falls City, NE
Bloomfield, NE
McCaysville, GA
New Tazewell,TN
Irvine, KY
Horton, KS
Manchester, GA
Waynesboro, GA
Lakeland, GA
Mt. Vernon, GA
Dawson, GA
Quitman, GA
Warm Springs,GA
Blue Ridge, GA
Elk Point, SD
MountainView,AR
Dilley, TX
Elsa, TX
Gate City, VA
Jamestown, TN
Leander, TX
Louisa, KY
Crab Orchard,KY
Vardaman, MS
Paze, AZ
Jasper, GA
Ft. Scott, KS
Carson City, KS
Capa, KS
Pembroke, KY
Cynthiana, KY
Atoka, OK
Coalgate, OK
West Blocton,AL
MountainHome,AR

		18 24 44 40 24 24 40 44 24 24 42 24 30 24 48 24 22 41 24 48 28 40 42 40 36 36 12 24 32 40 40 24 24 16 24 24 24 24 32	6/92 7/92 7/92 8/92 8/92 9/92 9/92 9/92 9/92 9/92 9/92 9/92 9/92 9/92 9/92 9/92 9/92 9/92 9/92 9/92 9/92 9/92 9/92 9/92 9/92 9/92 9/92 9/92 9/92 9/92 9/92 11/92 11/92 12/92 12/92 1/93 1/93 11/93 11/93

719,462
956,702
2,525,387
1,603,213
1,008,422
972,895
1,462,345
1,695,918
1,021,031
932,540
1,475,429
817,498
1,009,647
900,526
1,744,840
808,475
823,327
1,339,143
1,011,026
1,345,647
890,263
1,341,694
1,775,060
1,503,859
1,115,112
1,509,987
479,661
905,694
1,574,946
1,439,985
1,784,492
958,576
938,783
623,304
1,011,684
835,334
828,505
968,228
781,436

100% 96% 91% 100% 100% 88% 98% 100% 100% 83% 93% 100% 90% 71% 90% 100% 91% 93% 100% 100% 97% 100% 100% 100% 100% 100% 95% 100% 94% 100% 98% 92% 79% 100% 96% 96% 100% 92% 91%
		----- 1,195 =====		---------- 45,440,076 ==========

An average effective rental per unit is $3,390 per year ($283 per month).

Item 2 - Properties (continued):

SERIES 8
PARTNERSHIP -----------	LOCATION OF PROPERTY -----------	# OF UNIT -----	DATE ACQUIRED --------	PROPERTY COST --------	OCCUPANCY RATE --------

Purdy
Galena
Antlers 2
Holdenville
Wetumka
Mariners Cove
MarinersCoveSr.
Antlers
Bentonville
Deerpoint
Aurora
Baxter
Arbor Gate
Timber Ridge
Concordia Sr.
Mountainburg
Lincoln
Fox Ridge
Meadow View
Sheridan
Morningside
Grand Isle
Meadowview
Taylor
Brookwood
Pleasant Valley
Reelfoot
River Rest
Kirskville
Cimmaron
Kenton
Lovingston
Pontotoc
So. Brenchley
Hustonville
Northpoint
Brooks Field
Brooks Lane
Brooks Point
Brooks Run
Logan Heights
Lakeshore 2
Cottondale

Purdy, MO
Galena, KS
Antlers, OK
Holdenville, OK
Wetumka, OK
Marine City, MI
Marine City, MI
Antlers, OK
Bentonville, AR
Elgin, AL
Aurora, MO
BaxterSprings,KS
Bridgeport, AL
Collinsville, AL
Concordia, KS
Mountainburg, AR
Pierre, SD
Russellville, AL
Bridgeport, NE
Auburn, NE
Kenton, OH
Grand Isle, ME
Van Buren, AR
Taylor, TX
Gainesboro, TN
Lynchburg, TN
Ridgely, TN
Newport, TN
Kirksville, MO
Arco, ID
Kenton, OH
Lovingston, VA
Pontotoc, MS
Rexburg, ID
Hustonville, KY
Jackson, KY
Louisville, GA
Clayton, GA
Dahlonega, GA
Jasper, GA
Russellville, KY
Tuskegee, AL
Cottondale, FL

16 24 24 24 24 32 24 36 24 24 28 16 24 24 24 24 25 24 16 16 32 16 29 44 44 33 20 34 24 24 46 64 36 30 16 24 32 36 41 24 24 36 25

12/92
12/92
1/93
1/93
1/93
1/93
1/93
3/93
3/93
3/93
3/93
4/93
5/93
5/93
5/93
6/93
5/93
6/93
6/93
6/93
6/93
6/93
8/93
9/93
9/93
9/93
9/93
9/93
9/93
9/93
9/93
9/93
10/93
10/93
10/93
10/93
10/93
10/93
10/93
10/93
11/93
12/93
1/94

577,282
757,710
787,859
892,598
812,853
1,277,169
996,676
1,321,039
758,489
932,474
889,134
536,301
918,303
898,022
826,389
883,990
1,115,110
902,785
721,879
756,609
1,188,967
1,200,210
994,717
1,530,768
1,810,597
1,350,337
814,608
1,403,425
831,492
1,105,664
1,775,497
2,727,920
1,330,474
1,548,673
696,400
1,085,976
1,173,505
1,347,963
1,657,429
923,814
951,730
1,417,128
948,319

69% 100% 96% 100% 100% 94% 100% 94% 96% 79% 100% 100% 96% 96% 88% 96% 92% 75% 94% 81% 100% 63% 90% 100% 93% 100% 100% 100% 100% 79% 100% 100% 100% 97% 100% 96% 97% 100% 98% 100% 58% 100% 96%
		----- 1,207 =====		---------- 47,378,284 ==========

An average effective rental per unit is $3,366 per year ($281 per month).

Item 2 - Properties (continued):

SERIES 9
PARTNERSHIP -----------	LOCATION OF PROPERTY -----------	# OF UNIT -----	DATE ACQUIRED --------	PROPERTY COST --------	OCCUPANCY RATE --------

Jay
Boxwood
Stilwell 3
Arbor Trace
Arbor Trace 2
Omega
Cornell 2
Elm Creek
Marionville
Lamar
Mt. Glen
Centreville
Skyview
Sycamore
Bradford
Cedar Lane
Stanton
Abernathy
Pembroke
Meadowview
Town Branch
Fox Run
Maple Street
Manchester

Jay, OK
Lexington, TX
Stilwell, OK
Lake Park, GA
Lake Park, GA
Omega, GA
Watertown, SD
Pierre, SD
Marionville, MO
Lamar, AR
Heppner, OR
Centreville, AL
Troy, AL
Coffeyville, KS
Cumberland, KY
London, KY
Stanton, KY
Abernathy, TX
Pembroke, KY
Greenville, AL
Mt. Vernon, KY
Ragland, AL
Emporium, PA
Manchester, GA

		24 24 16 24 42 36 24 24 20 24 24 24 36 40 24 24 24 24 24 24 24 24 32 18	9/93 9/93 9/93 11/93 11/93 11/93 11/93 11/93 11/93 12/93 12/93 12/93 12/93 12/93 12/93 12/93 12/93 1/94 1/94 2/94 12/93 3/94 3/94 5/94

810,597
770,939
587,132
918,358
1,806,434
1,407,304
1,165,049
1,186,834
699,290
904,325
1,061,834
975,033
1,412,352
1,790,348
1,055,632
995,281
1,001,158
781,898
998,687
1,136,913
984,410
975,631
1,701,192
737,525

100% 100% 81% 100% 95% 94% 83% 83% 95% 96% 75% 96% 97% 100% 96% 100% 100% 100% 100% 96% 100% 75% 100% 94%
		---- 624 ====		---------- 25,864,156 ==========

An average effective rental per unit is $3,262 per year ($272 per month).

Item 2 - Properties (continued):

SERIES 10
PARTNERSHIP -----------	LOCATION OF PROPERTY -----------	# OF UNIT -----	DATE ACQUIRED --------	PROPERTY COST --------	OCCUPANCY RATE --------
Redstone Albany Oak Terrace Wellshill Applegate Heatherwood Peachtree Donna Wellsville Tecumseh Clay City Irvine West New Castle Stigler Courtyard	Challis, ID Albany, KY Bonifay, FL West Liberty,KY Florence, AL Alexander, AL Gaffney, SC Donna, TX Wellsville, NY Tecumseh, NE Clay City, KY Irvine, KY New Castle, KY Stigler, OK Huron, SD	24 24 18 32 36 36 28 50 24 24 24 24 24 20 21	11/93 1/94 1/94 1/94 2/94 2/94 3/94 1/94 2/94 4/94 5/94 5/94 5/94 7/94 8/94	1,131,551 1,035,887 665,588 1,345,844 1,838,637 1,611,756 1,072,467 1,780,076 1,339,343 1,078,906 1,024,376 1,089,546 1,022,311 754,056 768,840	83% 88% 94% 100% 97% 100% 100% 100% 100% 75% 96% 88% 88% 100% 100%
		---- 409 ====		---------- 17,559,184 ==========

An average effective rental per unit is $3,285 per year ($274 per month).

Item 2 - Properties (continued):

SERIES 11
PARTNERSHIP -----------	LOCATION OF PROPERTY -----------	# OF UNIT -----	DATE ACQUIRED --------	PROPERTY COST --------	OCCUPANCY RATE --------
Homestead Mountain Oak Eloy Gila Bend Creekstone Tifton Cass Towne Warsaw Royston Red Bud Cardinal Parsons	Pinetop, AZ Collinsville,AL Eloy, AZ Gila Bend, AZ Dallas, GA Tifton, GA Cartersville, GA Warsaw, VA Royston, GA Mokane, MO Mountain Home,AR Parsons, KS	32 24 24 36 40 36 10 56 25 8 32 38	9/94 9/94 11/94 11/94 12/94 12/94 12/94 12/94 12/94 12/94 12/94 12/94	1,771,680 879,424 932,164 1,291,249 2,008,604 1,706,886 327,120 3,336,463 935,906 301,117 509,809 1,344,835	100% 92% 100% 83% 88% 97% 100% 100% 100% 100% 91% 100%
		---- 361 ====	---------- 15,345,258 ==========

An average effective rental per unit is $3,809 per year ($317 per month).

Item 2 - Properties (continued):

A summary of the cost of the properties at December 31, 2000, 1999 and 1998 is as follows:
                                   12/31/00

	SERIES 7	SERIES 8	SERIES 9
Land Land Improvements Buildings Furniture and Fixtures Properties, at Cost Less:Accum.Depreciation Properties, Net	$ 1,629,533 169,981 41,899,148 1,741,414 ----------- 45,440,076 11,657,985 ----------- $33,782,091 ===========	$ 1,978,810 434,656 43,329,157 1,635,661 ----------- 47,378,284 11,686,945 ----------- $35,691,339 ===========	$ 1,099,659 180,333 23,595,258 988,906 ----------- 25,864,156 5,669,383 ----------- $20,194,773 ===========
	SERIES 10	SERIES 11	TOTAL
Land Land Improvements Buildings Furniture and Fixtures Properties, at Cost Less:Accum.Depreciation Properties, Net	$ 648,625 59,331 16,318,322 532,906 ----------- 17,559,184 3,232,262 ----------- $14,326,922 ===========	$ 599,196 0 14,293,070 452,992 ----------- 15,345,258 2,731,802 ----------- $12,613,456 ===========	$ 5,955,823 844,301 139,434,955 5,351,879 ------------ 151,586,958 34,978,377 ------------ $116,608,581 ============

12/31/99
	SERIES 7	SERIES 8	SERIES 9
Land Land Improvements Buildings Furniture and Fixtures Properties, at Cost Less:Accum.Depreciation Properties, Net	$ 1,619,533 168,279 41,891,396 1,654,537 ----------- 45,333,745 10,191,396 ----------- $ 35,142,349 ===========	$1,978,810 425,856 43,313,983 1,591,115 ----------- 47,309,764 10,111,399 ----------- $37,198,365 ===========	$1,099,659 178,022 23,585,182 962,595 ----------- 25,825,458 4,837,043 ----------- $20,988,415 ===========
	SERIES 10	SERIES 11	TOTAL
Land Land Improvements Buildings Furniture and Fixtures Properties, at Cost Less:Accum.Depreciation Properties, Net	$648,625 59,331 16,293,622 498,951 ----------- 17,500,529 2,735,822 ----------- $14,764,707 ===========	$ 599,197 0 14,273,888 423,500 ----------- 15,296,585 2,218,007 ----------- $13,078,578 ===========	$5,945,824 831,488 139,358,071 5,130,698 ------------ 151,266,081 30,093,667 ------------ $121,172,414 ============

12/31/98
	SERIES 7	SERIES 8	SERIES 9
Land Land Improvements Buildings Furniture and Fixtures Properties, at Cost Less:Accum.Depreciation Properties, Net	$ 1,615,119 80,236 41,955,360 1,604,319 ----------- 45,255,034 8,688,650 ----------- $ 36,566,384 ===========	$ 1,978,810 425,076 43,302,724 1,547,616 ------------ 47,254,226 8,013,045 ------------ $ 39,241,181 ============	$ 1,099,659 178,022 23,565,995 950,216 ----------- 25,793,892 3,996,265 ----------- $ 21,797,627 ===========
	SERIES 10	SERIES 11	TOTAL
Land Land Improvements Buildings Furniture and Fixtures Properties, at Cost Less:Accum.Depreciation Properties, Net	$ 648,625 59,331 16,293,622 477,090 ------------ 17,478,668 2,238,601 ------------ $ 15,240,067 ============	$ 599,197 0 14,225,668 448,900 ------------- 15,273,765 1,745,396 ------------- $ 13,528,369 =============	$ 5,941,410 742,665 139,343,369 5,028,141 ------------ 151,055,585 24,681,957 ------------ $126,373,628 ============

Item 3. Legal Proceedings

Gateway is not a party to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

As of March 31, 2001, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

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

  (b) Approximate Number of Equity Security Holders:

                                  Number of Holders
Title of Class                    as of March 31, 2001

Limited Partner Interest                 2,389
General Partner Interest                   2

Item 6. Selected Financial Data

FOR THE YEARS ENDED MARCH 31,

SERIES 7	2001 ----	2000 ----	1999 ----	1998 ----	1997 ----
Total Revenues	$ 59,053	$ 51,236	$ 43,550	$ 44,592	$ 43,466
Net Loss	(508,769)	(555,736)	(812,428)	(1,010,863)	(1,026,918)
Equity in Losses of Project Partnerships	(434,461)	(471,721)	(718,721)	(909,991)	(936,184)
Total Assets	2,509,975	2,972,199	3,481,841	4,255,853	5,218,302
Investments In Project Partnerships	1,773,751	2,237,728	2,749,505	3,517,852	4,483,546
Per Weighted Average Limited Partnership Unit: (A) Tax Credits Portfolio Income Passive Loss	161.40 13.30 (131.90)	161.40 11.50 (117.20)	161.40 11.20 (112.50)	161.50 10.30 (117.30)	160.60 9.80 (113.20)
Net Loss	(48.45)	(52.93)	(77.37)	(96.27)	(97.81)

FOR THE YEARS ENDED MARCH 31,
SERIES 8	2001 ----	2000 ----	1999 ----	1998 ----	1997 ----
Total Revenues	$ 55,568	$ 48,434	$ 45,764	$ 46,987	$ 48,637
Net Loss	(539,766)	(1,247,292)	(1,055,240)	(1,060,938)	(1,089,189)
Equity in Losses of Project Partnerships	(457,729)	(1,158,932)	(960,106)	(963,455)	(999,833)
Total Assets	1,749,931	2,238,666	3,435,008	4,446,829	5,451,625
Investments In Project Partnerships	940,463	1,423,188	2,612,574	3,608,229	4,614,122
Per Weighted Average Limited Partnership Unit: (A) Tax Credits Portfolio Income Passive Loss	160.80 12.30 (141.80)	160.80 10.70 (133.70)	160.80 10.60 (137.00)	160.80 10.60 (130.60)	159.20 8.90 (138.30)
Net Loss	(53.54)	(123.73)	(104.68)	(105.56)	(108.37)

FOR THE YEARS ENDED MARCH 31,
SERIES 9	2001 ----	2000 ----	1999 ----	1998 ----	1997 ----
Total Revenues	$ 28,868	$ 25,243	$ 24,872	$ 25,209	$ 25,848
Net Loss	(457,177)	(547,924)	(570,231)	(512,506)	(557,202)
Equity in Losses of Project Partnerships	(409,450)	(496,765)	(517,316)	(459,629)	(506,807)
Total Assets	2,326,088	2,774,157	3,289,179	3,830,465	4,307,579
Investments In Project Partnerships	1,849,358	2,303,872	2,818,653	3,363,377	3,848,367
Per Weighted Average Limited Partnership Unit: (A) Tax Credits Portfolio Income Passive Loss	153.40 11.40 (130.00)	153.40 10.40 (124.90)	153.40 10.10 (106.70)	153.40 9.10 (100.80)	153.30 8.10 (108.70)
Net Loss	(72.37)	(86.74)	(90.27)	(81.13)	(88.20)

FOR THE YEARS ENDED MARCH 31,
SERIES 10	2001 ----	2000 ----	1999 ----	1998 ----	1997 ----
Total Revenues	$ 26,582	$ 24,705	$ 24,421	$ 24,885	$ 24,953
Net Loss	(321,107)	(328,409)	(264,781)	(224,779)	(214,923)
Equity in Losses of Project Partnerships	(292,747)	(299,182)	(237,276)	(195,183)	(190,191)
Total Assets	2,889,469	3,202,510	3,523,986	3,784,494	4,006,856
Investments In Project Partnerships	2,451,287	2,764,397	3,086,492	3,352,669	3,571,518
Per Weighted Average Limited Partnership Unit: (A) Tax Credits Portfolio Income Passive Loss	149.60 12.50 (105.00)	149.60 11.30 (103.70)	149.60 11.10 (89.60)	149.60 9.70 (82.30)	149.60 8.88 (79.00)
Net Loss	(63.04)	(64.47)	(51.98)	(44.13)	(42.19)

FOR THE YEARS ENDED MARCH 31,
SERIES 11	2001 ----	2000 ----	1999 ----	1998 ----	1997 ----
Total Revenues	$ 29,446	$ 27,431	$ 27,001	$ 26,502	$ 30,465
Net Loss	(202,390)	(164,613)	(152,545)	(183,183)	(196,029)
Equity in Losses of Project Partnerships	(181,405)	(143,181)	(128,802)	(163,364)	(182,485)
Total Assets	3,797,213	3,998,687	4,163,711	4,314,491	4,487,039
Investments In Project Partnerships	3,328,681	3,534,837	3,701,295	3,861,731	4,070,301
Per Weighted Average Limited Partnership Unit: (A) Tax Credits Portfolio Income Passive Loss	145.70 11.70 (61.40)	145.70 10.20 (51.10)	145.70 10.80 (51.20)	146.20 9.50 (58.40)	57.50 11.00 (57.50)
Net Loss	(39.08)	(31.79)	(29.46)	(35.37)	(37.85)

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

   As disclosed on the statement of operations for each Series, except as described below, interest income is comparable for the years ended March 31, 2001, March 31, 2000 and March 31, 1999. General and Administrative expenses - General Partner and General and Administrative expenses - Other for the year ended March 31, 2001 are comparable to March 31, 2000 and March 31, 1999.

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

   Series 7 - Gateway closed this series on October 16, 1992 after receiving $10,395,000 from 635 Limited Partner investors. As of March 31, 2001, the series had invested $7,732,089 in 39 Project Partnerships located in 14 states containing 1,195 apartment units. Average occupancy of the Project Partnerships was 96% at December 31, 2000.

   Equity in losses of Project Partnerships for the year ended March 31, 2001 of $434,461 were comparable to the Equity in losses of Project Partnerships of $471,721 for the year ended March 31, 2000. The Equity in Losses of Project Partnerships decreased from $718,721 for the year ended March 31, 1999 to $471,721 for the year ended March 31, 2000 as a result of not including losses of $396,875, as these losses would reduce the investment in certain Project Partnerships below zero. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. (These Project Partnerships reported depreciation and amortization of $1,525,659, $1,502,758 and $1,466,589 for the periods ended December 31, 1998, 1999 and 2000, respectively.) As a result, management expects that this Series, as well as the Series described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections. However, one Project Partnership experienced significant operating problems worth noting.

   At March 31, 2001, the Series had $353,838 of short-term investments (Cash and Cash Equivalents). It also had $382,386 in Zero Coupon Treasuries with annual maturities providing $57,000 in fiscal year 2001 increasing to $86,000 in fiscal year 2008. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $508,769 for the year ending March 31, 2001. However, after adjusting for Equity in Losses of Project Partnerships of $434,461 and the changes in operating assets and liabilities, net cash used in operating activities was $36,234 of which $43,788 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $65,916 consisting of $32,646 in cash distributions from the Project Partnerships and $33,270 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

   A Project Partnership located in Bloomfield, NE experienced cash shortages since 1998 from operations due to low occupancy. In 2000, the average occupancy rate was 71%. The local general partner continues to actively market the development. Management does not expect any materially adverse effect to Gateway from this Project Partnership.

   Series 8 - Gateway closed this Series on June 28, 1993 after receiving $9,980,000 from 664 Limited Partner investors. As of March 31, 2001, the series had invested $7,586,105 in 43 Project Partnerships located in 18 states containing 1,207 apartment units. Average occupancy of the Project Partnerships was 94% at December 31, 2000.

   Equity in Losses of Project Partnerships increased from $960,106 for the year ended March 31, 1999 to $1,158,932 for the year ended March 31, 2000 and decreased to $457,729 for the year ended March 31, 2001. In 1999, four Project Partnerships had a change in Accounting Principle as a result of changing its method of depreciating buildings. The effect of the change increased the net loss of the Project Partnerships for the year ended March 31, 2000 by approximately $492,000. As presented in Note 5, Gateway's share of net loss increased from $1,129,437 in 1999 to $1,588,675 in 2000 and decreased to $1,146,826 in 2001. Suspended Losses increased from $169,331 for the year ended March 31, 1999 to $429,743 for the year ended March 31, 2000 and to $689,097 for the year ended March 31, 2001. These losses would reduce the investment in Project Partnerships below zero. (These Project Partnerships reported depreciation and amortization of $1,609,164, $2,101,828 and $1,578,473 for the periods ended December 31, 1998, 1999 and 2000, respectively.) Overall management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

   At March 31, 2001, the Series had $447,343 of short-term investments (Cash and Cash Equivalents). It also had $362,125 in Zero Coupon Treasuries with annual maturities providing $54,000 in fiscal year 2001 increasing to $82,000 in fiscal year 2008. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $539,766 for the year ending March 31, 2001. However, after adjusting for Equity in Losses of Project Partnerships of $457,729 and the changes in operating assets and liabilities, net cash used in operating activities was $36,058 of which $43,381 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $57,954 consisting of $24,621 received in cash distributions from the Project Partnerships and $33,333 from matured Zero Coupon Treasuries. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee. There were no unusual events or trends to describe.

   A Project Partnership located in Russellville, KY experienced cash shortages from operations since 1998 due to low occupancies. The local general partner has funded the deficit by lending $16,400 in previous years and $2,500 in 2000. However, the local general partner will continue to fund the operating deficits of the partnership as needed. Management does not expect any materially adverse effect to Gateway from this Project Partnership.

   A Project Partnership located in Bridgeport, NE experienced cash shortages from operations in 2000 due to low occupancies. A new site manager was hired in 2001 who has aggressively advertised and marketed the project. The occupancy rate has increased from 38% in December of 2000 to 81% in June of 2001. Management does not expect any materially adverse effect to Gateway from this Project Partnership.

   Series 9 - Gateway closed this Series on September 30, 1993 after receiving $6,254,000 from 406 Limited Partner investors. As of March 31, 2001, the series had invested $4,914,116 in 24 Project Partnerships located in 11 states containing 624 apartment units. Average occupancy of the Project Partnerships was 95% at December 31, 2000.

   The Equity in Losses of Project Partnerships decreased from $496,765 for the year ended March 31, 2000 to $409,450 for the year ended March 31, 2001 as a result of not including losses of $200,607, as these losses would reduce the investment in certain Project Partnerships below zero. Equity in losses of Project Partnerships for the year ended March 31, 1999 were comparable to the year ended March 31, 2000. (These Project Partnerships reported depreciation and amortization of $887,635, $842,272 and $832,666 for the years ended December 31, 1998, 1999 and 2000, respectively.) Overall management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

   At March 31, 2001, the Series had $232,688 of short-term investments (Cash and Cash Equivalents). It also had $244,042 in Zero Coupon Treasuries with annual maturities providing $32,000 in fiscal year 2001 increasing to $47,000 in fiscal year 2009. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $457,177 for the period ending March 31, 2001. After adjusting for Equity in Losses of Project Partnerships of $409,450 and the changes in operating assets and liabilities, net cash used in operating activities was $15,791 of which $17,375 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $38,515 consisting of $16,992 received in cash distributions from the Project Partnerships and $21,523 from matured Zero Coupon Treasuries. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee. There were no unusual events or trends to describe.

   A Project Partnership located in Pierre, SD experienced cash shortages from operations in 1999 and 2000 due to low occupancy as a result of a reduction of state employees, competition from a new women's prison for low-paying contract and services jobs, and the development of a 150-unit manufactured housing subdivision. The manufacturer offers houses for rent, rent to own, or for sale with no down payment. The general partner is actively marketing the project. Management does not expect any materially adverse effect to Gateway from this Project Partnership.

   Series 10 - Gateway closed this Series on January 21, 1994 after receiving $5,043,000 from 325 Limited Partner investors. As of March 31, 2001, the series had invested $3,914,672 in 15 Project Partnerships located in 10 states containing 409 apartment units. Average occupancy of the Project Partnerships was 95% at December 31, 2000.

   Equity in losses of Project Partnerships of $292,747 for the year ended March 31, 2001 were comparable to $299,182 for the year ended March 31, 2000 and to $237,276 for the year ended March 31, 1999. (These Project Partnerships reported depreciation and amortization of $511,296, $502,179 and $496,926 for the years ended December 31, 1998, 1999, and 2000 respectively.) Overall management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

   At March 31, 2001, the Series had $236,522 of short-term investments (Cash and Cash Equivalents). It also had $201,660 in Zero Coupon Treasuries with annual maturities providing $25,000 in fiscal year 2001 increasing to $40,000 in fiscal year 2010. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had net loss of $321,107 for the year ending March 31, 2001. After adjusting for Equity in Losses of Project Partnerships of $292,747 and the changes in operating assets and liabilities, net cash used in operating activities was $20,497 of which $27,226 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $30,949 consisting of $14,741 received in cash distributions from the Project Partnerships and $16,208 from matured Zero Coupon Treasuries. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee. There were no unusual events or trends to describe.

   Series 11 - Gateway closed this Series on April 29, 1994 after receiving $5,127,000 from 330 Limited investors. As of March 31, 2001 the series had invested $4,128,042 in 12 Project Partnerships located in 7 states containing 361 apartments. Average occupancy of the Project Partnerships was 95% at December 31, 2000.

   Equity in losses of Project Partnerships were comparable for the years ended March 31, 1999, 2000 and 2001. (These Project Partnerships reported depreciation and amortization of $510,062, $516,489 and $516,766 for the periods ended December 31, 1998, 1999 and 2000.) Overall management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

   At March 31, 2001, the Series had $244,339 of short-term investments (Cash and Cash Equivalents). It also had $224,193 in Zero Coupon Treasuries with annual maturities providing $26,000 in fiscal year 2001 increasing to $44,000 in fiscal year 2010. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had net loss of $202,390 for the year ending March 31, 2001. After adjusting for Equity in Losses of Project Partnerships of $181,405 and the changes in operating assets and liabilities, net cash used in operating activities was $19,422 of which $28,781 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $32,887 consisting of $16,430 from matured Zero Coupon Treasures and $16,457 received in cash distributions from Project Partnerships. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee. There were no unusual events or trends to describe.

Item 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITOR'S REPORT

 To the Partners of Gateway Tax Credit Fund III Ltd.

   We have audited the accompanying balance sheets of each of the five Series (Series 7 through 11) constituting Gateway Tax Credit Fund III Ltd. (a Florida Limited Partnership) as of March 31, 2001 and 2000 and the related statements of operations, members equity, and cash flows of each of the five Series for years then ended.  These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Project Partnerships for which cumulative equity in losses included on the balance sheets as of March 31, 2001 and 2000 and net losses included on the statements of operations for each of the three years in the period ended March 31, 2001 are:

	Cumulative Equity In Losses March 31, ---------	Partnership Loss Year Ended March 31, ---------------------
	2001	2000 ----	2001 ----	2000 ----	1999 ----
Series 7	$4,096,590	$3,928,570	$301,031	$357,271	$386,712
Series 8	3,863,392	3,726,313	270,179	837,764	363,389
Series 9	879,822	722,968	174,853	173,999	137,114
Series 10	400,455	306,829	93,627	97,059	62,725
Series 11	878,172	721,073	157,100	148,088	130,338

Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such underlying partnerships, is based solely on the reports of the other auditors.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

   In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of each of the five Series (Series 7 through 11) constituting Gateway Tax Credit Fund III Ltd. as of March 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

   Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed under Item 14(a)(2) in the index are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, based on our audits and the reports of other auditors, fairly stated in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

   As discussed in Note 2, four of the Project Partnerships, whose financial statements were audited by other auditors, changed their method of computing depreciation for the year ended December 31, 1999.

                               /s/ Spence Marston, Bunch, Morris & Co.
                               SPENCE, MARSTON, BUNCH, MORRIS & CO.
                               Certified Public Accountants

Clearwater, Florida
July 5, 2001

PART I - Financial Information
Item 1. Financial Statements

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
MARCH 31, 2001 AND 2000
SERIES 7	2001 ----	2000 ----

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

   Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
  Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (deficit):
Limited Partners (10,395 units for Series
7, 9,980 for Series 8, 6,254 for Series
9, 5,043 for Series 10 and 5,127 for
Series 11 at March 31, 2001 and 2000)
General Partners

  Total Partners' Equity

   Total Liabilities and Partners' Equity

$ 353,838
56,801
-----------
410,639

325,585
1,773,751
-----------
$2,509,975
===========

$ 57,117
-----------
57,117
-----------

356,584
-----------

2,166,589
(70,315)
-----------
2,096,274
-----------
$2,509,975
===========

$ 324,156
54,067
-----------
378,223

356,248
2,237,728
-----------
$2,972,199
===========

$ 54,468
-----------
54,468
-----------

312,688
-----------

2,670,270
(65,227)
-----------
2,605,043
-----------
$2,972,199
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
MARCH 31, 2001 AND 2000
SERIES 8	2001 ----	2000 ----

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
  Investments in Project Partnerships, Net

   Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (deficit):
Limited Partners (10,395 units for Series
7, 9,980 for Series 8, 6,254 for Series 9,
5,043 for Series 10 and 5,127 for Series
11 at March 31, 2001 and 2000)
General Partners

  Total Partners' Equity

   Total Liabilities and Partners' Equity

$ 447,343
52,185
----------
499,528

309,940
940,463
----------
$1,749,931 ==========

$ 48,367
----------
48,367
----------

412,655
----------

1,363,645
(74,736)
-----------
1,288,909
-----------
$1,749,931
===========

$ 425,447
51,329
----------
476,776

338,702
1,423,188
----------
$2,238,666 ==========

$ 45,318
----------
45,318
----------

364,673
----------

1,898,013
(69,338)
-----------
1,828,675
-----------
$2,238,666
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
MARCH 31, 2001 AND 2000
SERIES 9	2001 ----	2000 ----

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

   Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (deficit):
Limited Partners (10,395 units for Series 7,
9,980 for Series 8, 6,254 for Series 9,
5,043 for Series 10 and 5,127 for Series 11
at March 31, 2001 and 2000)
General Partners

  Total Partners' Equity

   Total Liabilities and Partners' Equity

$ 232,688
32,416
-----------
265,104

211,626
1,874,596
-----------
$2,351,326
===========

$ 27,514
-----------
27,514
-----------

247,323
-----------

2,110,561
(34,072)
-----------
2,076,489
-----------
$2,351,326
===========

$ 209,964
30,560
-----------
240,524

229,761
2,303,872
-----------
$2,774,157
===========

$ 25,970
-----------
25,970
-----------

214,521
-----------

2,563,166
(29,500)
-----------
2,533,666
-----------
$2,774,157
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
MARCH 31, 2001 AND 2000
SERIES 10	2001 ----	2000 ----

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

   Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (deficit):
Limited Partners (10,395 units for Series
7, 9,980 for Series 8, 6,254 for Series 9,
5,043 for Series 10 and 5,127 for Series 11
at March 31, 2001 and 2000)
General Partners

  Total Partners' Equity

   Total Liabilities and Partners' Equity

236,522
24,731
-----------
261,253

176,929
 2,451,287
-----------
$2,889,469
===========

$ 30,195
-----------
30,195
-----------

64,462
-----------

2,811,044
(16,232)
-----------
2,794,812
-----------
$2,889,469
===========

226,070
23,784
-----------
249,854

188,259
2,764,397
-----------
$3,202,510
===========

$ 29,116
-----------
29,116
-----------

57,475
-----------

3,128,940
(13,021)
-----------
3,115,919
-----------
$3,202,510
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
MARCH 31, 2001 AND 2000
SERIES 11	2001 ----	2000 ----

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

   Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (deficit):
Limited Partners (10,395 units for Series
7, 9,980 for Series 8, 6,254 for Series 9,
5,043 for Series 10 and 5,127 for Series 11
at March 31, 2001 and 2000
General Partners

  Total Partners' Equity

   Total Liabilities and Partners' Equity

$ 244,339
26,421
-----------
270,760

197,772
3,328,681
------------
$3,797,213
============

$ 29,452
-----------
29,452
-----------

19,496
-----------

3,756,773
(8,508)
------------
3,748,265
------------
$3,797,213
============

$ 230,874
24,571
-----------
255,445

208,405
3,534,837
------------
$3,998,687
============

$ 28,842
-----------
28,842
-----------

19,190
-----------

3,957,139
(6,484)
------------
3,950,655
------------
$3,998,687
============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
MARCH 31, 2001 AND 2000
TOTAL SERIES 7-11	2001 ----	2000 ----

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

   Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
  Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
  Payable to General Partners

Partners' Equity (deficit):
Limited Partners (10,395 units for Series
7, 9,980 for Series 8, 6,254 for Series 9,
5,043 for Series 10 and 5,127 for Series 11
at March 31, 2001 and 2000)
General Partners

  Total Partners' Equity

   Total Liabilities and Partners' Equity

$ 1,514,730
192,554
------------
1,707,284

1,221,852
10,368,778
------------
$13,297,914
============

$ 192,645
-----------
192,645
-----------

1,100,520
-----------

12,208,612
(203,863)
------------
12,004,749
------------
$13,297,914
============

$ 1,416,511
184,311
------------
1,600,822

1,321,375
12,264,022
------------
$15,186,219
============

$ 183,714
-----------
183,714
-----------

968,547
-----------

14,217,528
(183,570)
------------
14,033,958
------------
$15,186,219
============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,
SERIES 7	2001 ----	2000 ----	1999 ----

Revenues:
 Interest Income
 Other Income

  Total Revenues

Expenses:
 Asset Management Fee-General   Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses  of Project Partnerships
Equity in Losses of Project
 Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial
Assignee Certificate

Number of Beneficial Assignee Certificates Outstanding

$ 46,167
12,886
-----------
59,053
-----------

87,683

16,312
19,610
9,756
-----------
133,361
-----------

(74,308)

(434,461)
------------
$ (508,769)
============

$ (503,681)
(5,088)
------------
$ (508,769)
============

$ (48.45)
============

10,395
============

$ 43,650
 7,586
-----------
51,236
-----------

87,952

14,609
18,494
14,196
-----------
135,251
-----------

(84,015)

(471,721)
------------
$ (555,736)
============

$ (550,179)
(5,557)
------------
$ (555,736)
============

$ (52.93)
============

10,395
============

$ 43,550
0
-----------
43,550
-----------

88,207

13,177
16,673
19,200
-----------
137,257
-----------

(93,707)

(718,721)
------------
$ (812,428)
============

$ (804,304)
(8,124)
------------
$ (812,428)
============

$ (77.37)
============

10,395
============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,
SERIES 8	2001 ----	2000 ----	1999 ----

Revenues:
 Interest Income
 Other Income

  Total Revenues

Expenses:
 Asset Management Fee-General
  Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses
of Project Partnerships
Equity in Losses of Project
Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial
Assignee Certificate

Number of Beneficial Assignee Certificates Outstanding

$ 48,557
7,011
-----------
55,568
-----------

91,364

17,985
20,870
7,386
-----------
137,605
-----------

(82,037)

(457,729)
-----------
$(539,766)
===========

$(534,368)
(5,398)
-----------
$(539,766)
===========

$ (53.54)
===========

9,980
===========

$ 45,674
2,760
-----------
48,434
-----------

91,655

16,108
19,976
9,055
-----------
136,794
-----------

(88,360)

(1,158,932)
-----------
$(1,247,292)
===========

$(1,234,819)
(12,473)
-----------
$(1,247,292)
===========

$ (123.73)
===========

9,980
===========

$ 45,764
0
----------
45,764
----------

91,933

14,528
18,371
16,066
-----------
140,898
-----------

(95,134)

(960,106)
-----------
$(1,055,240)
===========

$(1,044,688)
(10,552)
-----------
$(1,055,240)
===========

$ (104.68)
===========

9,980
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,

SERIES 9	2001 ----	2000 ----	1999 ----

Revenues:
 Interest Income
 Other Income

  Total Revenues

Expenses:
 Asset Management Fee-General
   Partner
 General and Administrative:
  General Partner
  Other
 Amortization

   Total Expenses

Loss Before Equity in Losses
 of Project Partnerships
Equity in Losses of Project
 Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial
Assignee Certificate

Number of Beneficial Assignee Certificates Outstanding

$ 27,149
1,719
-----------
28,868
-----------

50,178

10,038
11,826
4,553
-----------
76,595
-----------

(47,727)

(409,450)
-----------
$ (457,177)
===========

$ (452,605)
(4,572)
-----------
$ (457,177)
===========

$ (72.37)
===========

6,254
===========

$ 25,243
0
-----------
25,243
-----------

 50,319

8,991
11,373
5,719
-----------
76,402
-----------

(51,159)

(496,765)
-----------
$ (547,924)
===========

$ (542,445)
(5,479)
-----------
$ (547,924)
===========

$ (86.74)
===========

6,254
===========

$ 24,872
0
----------
24,872
----------

 50,458

8,109
10,618
8,602
----------
77,787
----------

(52,915)

(517,316)
----------
$(570,231)
==========

$(564,529)
(5,702)
----------
$(570,231)
==========

$ (90.27)
==========

6,254
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,
SERIES 10	2001 ----	2000 ----	1999 ----

Revenues:
 Interest Income
 Other Income

  Total Revenues

Expenses:
 Asset Management Fee-General
  Partner
 General and Administrative:
  General Partner
  Other
 Amortization

   Total Expenses

Loss Before Equity in Losses
 of Project Partnerships
Equity in Losses of Project
 Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial
Assignee Certificate

Number of Beneficial Assignee Certificates Outstanding

$ 26,582
0
-----------
26,582
-----------

34,212

6,274
8,834
5,622
----------
54,942
----------

(28,360)

(292,747)
----------
$(321,107)
==========

$(317,896)
(3,211)
----------
$(321,107)
==========

$ (63.04)
==========

5,043
==========

$ 24,705
0
-----------
24,705
-----------

34,309

5,619
8,382
5,622
----------
53,932
----------

(29,227)

(299,182)
----------
$(328,409)
==========

$(325,125)
(3,284)
----------
$(328,409)
==========

$ (64.47)
==========

5,043
==========

$ 24,421
0
----------
24,421
----------

 34,427

5,068
7,500
4,931
----------
51,926
----------

(27,505)

(237,276)
----------
$(264,781)
==========

$(262,133)
(2,648)
----------
$(264,781)
==========

$ (51.98)
==========

5,043
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,
SERIES 11	2001 ----	2000 ----	1999 ----

Revenues:
 Interest Income
 Other Income

  Total Revenues

Expenses:
  Asset Management Fee-General
  Partner
 General and Administrative:
    General Partner
  Other
 Amortization

   Total Expenses

Loss Before Equity in Losses
 of Project Partnerships
Equity in Losses of Project
 Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial
Assignee Certificate

Number of Beneficial Assignee Certificates Outstanding

$ 29,446
0
-----------
29,446
-----------

29,087

5,019
8,031
8,294
-----------
50,431
-----------

(20,985)

(181,405)
----------
$(202,390)
==========

$(200,366)
(2,024)
----------
$(202,390)
==========

$ (39.08)
==========

5,127
==========

$ 27,431
0
-----------
27,431
-----------

 28,465

4,495
7,609
8,294
-----------
48,863
-----------

(21,432)

(143,181)
----------
$(164,613)
==========

$(162,967)
(1,646)
----------
$(164,613)
==========

$ (31.79)
==========

5,127
==========

$ 27,001
0
-----------
27,001
-----------

 27,721

4,054
7,007
11,962
-----------
50,744
-----------

(23,743)

(128,802)
----------
$(152,545)
==========

$(151,020)
(1,525)
----------
$(152,545)
==========

$ (29.46)
==========

5,127
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,
TOTAL SERIES 7 - 11	2001 ----	2000 ----	1999 ----

Revenues:
 Interest Income
 Other Income

  Total Revenues

Expenses:
 Asset Management Fee-
  General Partner
 General and
 Administrative:
  General Partner
  Other
 Amortization

   Total Expenses

Loss Before Equity in
 Losses of Project
 Partnerships
Equity in Losses of Project
 Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

$ 177,901
21,616
-----------
199,517
-----------

292,524

55,628
69,171
35,611
------------
452,934
------------

(253,417)

(1,775,792)
-------------
$ (2,029,209)
=============

$ (2,008,916)
(20,293)
-------------
$ (2,029,209)
=============

$ 166,703
10,346
-----------
177,049
-----------

 292,700

49,822
65,834
42,886
------------
451,242
------------

(274,193)

(2,569,781)
-------------
$ (2,843,974)
=============

$ (2,815,535)
(28,439)
-------------
$ (2,843,974)
=============

$ 165,608
0
-----------
165,608
-----------

292,746

44,936
60,169
60,761
------------
458,612
------------

(293,004)

(2,562,221)
------------
$(2,855,225)
============

$(2,826,674)
(28,551)
------------
$(2,855,225)
============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (deficit)
FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999:
SERIES 7	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 1998 Net Loss Balance at March 31, 1999 Net Loss Balance at March 31, 2000 Net Loss Balance at March 31, 2001	$ 4,024,753 (804,304) ------------ 3,220,449 (550,179) ------------ 2,670,270 (503,681) ------------ $ 2,166,589 =============	$ (51,546) (8,124) ------------ (59,670) (5,557) ------------ (65,227) (5,088) ------------ $ (70,315) ============	$ 3,973,207 (812,428) ------------ 3,160,779 (555,736) ------------ 2,605,043 (508,769) ------------ $ 2,096,274 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (deficit)
FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999:
SERIES 8	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 1998 Net Loss Balance at March 31, 1999 Net Loss Balance at March 31, 2000 Net Loss Balance at March 31, 2001	$ 4,177,520 (1,044,688) ------------ 3,132,832 (1,234,819) ------------ 1,898,013 (534,368) ------------ $ 1,363,645 ============	$ (46,313) (10,552) ------------ (56,865) (12,473) ------------ (69,338) (5,398) ------------ $ (74,736) ============	$ 4,131,207 (1,055,240) ------------ 3,075,967 (1,247,292) ------------ 1,828,675 (539,766) ------------ $ 1,288,909 ============

See accompanying notes to financial statements.

 GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (deficit)
FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999:
SERIES 9	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 1998 Net Loss Balance at March 31, 1999 Net Loss Balance at March 31, 2000 Net Loss Balance at March 31, 2001	$ 3,670,140 (564,529) ------------ 3,105,611 (542,445) ------------ 2,563,166 (452,605) ------------ $ 2,110,561 ============	$ (18,319) (5,702) ------------ (24,021) (5,479) ------------- (29,500) (4,572) ------------- $ (34,072) =============	$ 3,651,821 (570,231) ------------ 3,081,590 (547,924) ------------ 2,533,666 (457,177) ------------ $ 2,076,489 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (deficit)
FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999:
SERIES 10	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 1998 Net Loss Balance at March 31, 1999 Net Loss Balance at March 31, 2000 Net Loss Balance at March 31, 2001	$ 3,716,198 (262,133) ------------ 3,454,065 (325,125) ------------ 3,128,940 (317,896) ------------ $ 2,811,044 ============	$ (7,089) (2,648) ------------ (9,737) (3,284) ------------ (13,021) (3,211) ------------ $ (16,232) ============	$ 3,709,109 (264,781) ------------ 3,444,328 (328,409) ------------ 3,115,919 (321,107) ------------ $ 2,794,812 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (deficit)
FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999:
SERIES 11	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 1998 Net Loss Balance at March 31, 1999 Net Loss Balance at March 31, 2000 Net Loss Balance at March 31, 2001	$ 4,271,126 (151,020) ------------ 4,120,106 (162,967) ------------ 3,957,139 (200,366) ------------ $ 3,756,773 ============	$ (3,313) (1,525) ------------ (4,838) (1,646) ------------ (6,484) (2,024) ------------ $ (8,508) ============	$ 4,267,813 (152,545) ------------ 4,115,268 (164,613) ------------ 3,950,655 (202,390) ------------ $ 3,748,265 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (deficit)
FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999:
TOTAL SERIES 7 - 11	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 1998 Net Loss Balance at March 31, 1999 Net Loss Balance at March 31, 2000 Net Loss Balance at March 31, 2001	$ 19,859,737 (2,826,674) ------------ 17,033,063 (2,815,535) ------------ 14,217,528 (2,008,916) ------------ $ 12,208,612 ============	$ (126,580) (28,551) ------------ (155,131) (28,439) ------------ (183,570) (20,293) ------------ $ (203,863) ============	$19,733,157 (2,855,225) ------------ 16,877,932 (2,843,974) ------------ 14,033,958 (2,029,209) ------------ $ 12,004,749 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999:
SERIES 7 --------	2001 ----	2000 ----	1999 ----

Cash Flows from Operating
Activities:
  Net Loss
  Adjustments to Reconcile Net
  Loss to Net Cash Used in
  Operating Activities:
   Amortization
   Accreted Interest Income on
   Investments in Securities
   Equity in Losses of Project
   Partnerships
   Interest Income from
   Redemption of Securities
   Distributions Included in
   Other Income
   Changes in Operating Assets
   and Liabilities:
    Increase in Payable to
    General Partners

     Net Cash Used in
     Operating Activities

Cash Flows from Investing
Activities:
 Distributions Received from
 Project Partnerships
 Redemption of Investment in
 Securities

     Net Cash Provided by
     Investing Activities

Increase in Cash and
 Cash Equivalents

Cash and Cash Equivalents at
 Beginning of Year

Cash and Cash Equivalents at
 End of Year

	$(508,769) 9,756 (29,071) 434,461 23,730 (12,886) 46,545 ---------- (36,234) ---------- 32,646 33,270 ----------- 65,916 ----------- 29,682 324,156 ----------- $ 353,838 ==========	$(555,736) 14,196 (30,291) 471,721 19,227 (7,586) 46,093 ---------- (42,376) ---------- 33,446 33,773 ----------- 67,219 ----------- 24,843 299,313 ----------- $ 324,156 ==========	$(812,428) 19,200 (31,130) 718,721 15,558 0 38,417 ---------- (51,662) ---------- 30,427 34,442 ----------- 64,869 ----------- 13,207 286,106 ----------- $ 299,313 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999:
SERIES 8 --------	2001 ----	2000 ----	1999 ----

Cash Flows from Operating
Activities:
  Net Loss
  Adjustments to Reconcile
  Net Loss to Net Cash
  Used in Operating
  Activities:
   Amortization
   Accreted Interest Income
   on Investments in
   Securities
   Equity in Losses of
   Project Partnerships
   Interest Income from
   Redemption of Securities
   Distributions Included in
   Other Income
   Changes in Operating
   Assets and Liabilities:
    Increase in Payable to
    General Partners

     Net Cash Used in
     Operating Activities

Cash Flows from Investing
Activities:
  Distributions Received from
  Project Partnerships
  Redemption of Investment in
  Securities

     Net Cash Provided by
     Investing Activities

Increase in Cash and
 Cash Equivalents
Cash and Cash Equivalents at
 Beginning of Year

Cash and Cash Equivalents at
 End of Year

	$(539,766) 7,386 (26,093) 457,729 20,667 (7,011) 51,030 ---------- (36,058) ---------- 24,621 33,333 ----------- 57,954 ----------- 21,896 425,447 ----------- $ 447,343 ===========	$(1,247,292) 9,055 (27,199) 1,158,932 15,938 (2,760) 50,950 ---------- (42,376) ---------- 24,159 32,062 ----------- 56,221 ----------- 13,845 411,602 ----------- $ 425,447 ===========	$(1,055,240) 16,066 (27,959) 960,106 12,705 0 43,419 ---------- (50,903) ---------- 19,483 32,295 ----------- 51,778 ----------- 875 410,727 ----------- $ 411,602 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999:
SERIES 9 --------	2001 ----	2000 ----	1999 ----

Cash Flows from Operating
Activities:
  Net Loss
  Adjustments to Reconcile
  Net Loss to Net Cash Used   in Operating Activities:
   Amortization
   Accreted Interest Income
   on Investments in
   Securities
   Equity in Losses of
   Project Partnerships
   Interest Income from
   Redemption of Securities
   Distributions Included in
   Other Income
   Changes in Operating
   Assets and Liabilities:
    Increase in Payable to
    General Partners

     Net Cash Used in
     Operating Activities

Cash Flows from Investing Activities:
  Distributions Received from
  Project Partnerships
  Redemption of Investment in
  Securities

     Net Cash Provided by
     Investing Activities

Increase in Cash and
 Cash Equivalents
Cash and Cash Equivalents at
 Beginning of Year

Cash and Cash Equivalents at
 End of Year

	$ (457,177) 4,553 (15,723) 409,450 10,477 (1,719) 34,348 ----------- (15,791) ----------- 16,992 21,523 ----------- 38,515 ----------- 22,724 209,964 ----------- $ 232,688 ===========	$ (547,924) 5,719 (16,413) 496,765 8,693 0 32,902 ----------- (20,258) ----------- 12,297 22,307 ----------- 34,604 ----------- 14,346 195,618 ----------- $ 209,964 ===========	$(570,231) 8,602 (16,924) 517,316 6,769 0 28,946 ----------- (25,522) ----------- 18,805 22,231 ----------- 41,036 ---------- 15,514 180,104 ----------- $ 195,618 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999:
SERIES 10 --------	2001 ----	2000 ----	1999 ----

Cash Flows from Operating
Activities:
  Net Loss
  Adjustments to Reconcile
  Net Loss to Net Cash Used
  in Operating Activities:
   Amortization
   Accreted Interest Income
   on Investments in
   Securities
   Equity in Losses of
   Project Partnerships
   Interest Income from
   Redemption of Securities
   Distributions Included in
   Other Income
   Changes in Operating
   Assets and Liabilities:
    Increase in Payable to
    General Partners

     Net Cash Used in
     Operating Activities

Cash Flows from Investing
Activities:
  Distributions Received from
  Project Partnerships
  Redemption of Investment in
  Securities

     Net Cash Provided by
     Investing Activities

Increase in Cash and
  Cash Equivalents
Cash and Cash Equivalents at
  Beginning of Year

Cash and Cash Equivalents at
  End of Year

	$ (321,107) 5,622 (14,616) 292,747 8,792 0 8,065 ----------- (20,497) ----------- 14,741 16,208 ---------- 30,949 ---------- 10,452 226,070 ---------- $ 236,522 ==========	$ (328,409) 5,622 (15,114) 299,182 7,223 0 6,932 ----------- (24,564) ----------- 17,291 16,777 ---------- 34,068 ---------- 9,504 216,566 ---------- $ 226,070 ==========	$ (264,781) 4,931 (15,540) 237,276 6,057 0 4,273 ----------- (27,784) ----------- 23,972 17,943 ---------- 41,915 ---------- 14,131 202,435 ---------- $ 216,566 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999:
SERIES 11 --------	2001 ----	2000 ----	1999 ----

Cash Flows from Operating
Activities:
  Net Loss
  Adjustments to Reconcile
  Net Loss to Net Cash Used
  in Operating Activities:
   Amortization
   Accreted Interest Income
   on Investments in
   Securities
   Equity in Losses of
   Project Partnerships
   Interest Income from
   Redemption of Securities
   Distributions Included in
   Other Income
   Changes in Operating
   Assets and Liabilities:
    Increase (Decrease) in
    Payable to General
    Partners

     Net Cash Used in
     Operating Activities

Cash Flows from Investing
Activities:
  Distributions Received
  from Project Partnerships
  Redemption of Investment
  in Securities

     Net Cash Provided by
     Investing Activities

Increase in Cash and
  Cash Equivalents
Cash and Cash Equivalents at
  Beginning of Year

Cash and Cash Equivalents at
  End of Year

	$(202,390) 8,294 (17,218) 181,405 9,570 0 917 ----------- (19,422) ------------ 16,457 16,430 ----------- 32,887 ----------- 13,465 230,874 ----------- $ 244,339 ===========	$(164,613) 8,294 (17,584) 143,181 7,629 0 (411) ----------- (23,504) ------------ 14,983 16,371 ----------- 31,354 ----------- 7,850 223,024 ----------- $ 230,874 ===========	$ (152,545) 11,962 (17,832) 128,802 6,127 0 1,765 ----------- (21,721) ------------ 19,674 16,873 ----------- 36,547 ----------- 14,826 208,198 ----------- $ 223,024 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999:
TOTAL SERIES 7 - 11 --------	2001 ----	2000 ----	1999 ----

Cash Flows from Operating
Activities:
  Net Loss
  Adjustments to Reconcile
  Net Loss to Net Cash Used
  in Operating Activities:
   Amortization
   Accreted Interest Income
   on Investments in
   Securities
   Equity in Losses of
   Project Partnerships
   Interest Income from
   Redemption of Securities
   Distributions Included
   in Other Income
   Changes in Operating
    Assets and Liabilities:
    Increase in Payable to
    General Partners

     Net Cash Used in
     Operating Activities

Cash Flows from Investing
Activities:
  Distributions Received
  from Project Partnerships
  Redemption of Investment
  in Securities

     Net Cash Provided by
     Investing Activities

Increase in Cash and
Cash Equivalents
Cash and Cash Equivalents at
Beginning of Year

Cash and Cash Equivalents at
End of Year

	$(2,029,209) 35,611 (102,721) 1,775,792 73,236 (21,616) 140,905 ----------- (128,002) ----------- 105,457 120,764 ----------- 226,221 ----------- 98,219 1,416,511 ----------- $1,514,730 ===========	$(2,843,974) 42,886 (106,601) 2,569,781 58,710 (10,346) 136,466 ----------- (153,078) ----------- 102,176 121,290 ----------- 223,466 ----------- 70,388 1,346,123 ----------- $1,416,511 ===========	$(2,855,225) 60,761 (109,385) 2,562,221 47,216 0 116,820 ----------- (177,592) ----------- 112,361 123,784 ----------- 236,145 ----------- 58,553 1,287,570 ----------- $1,346,123 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2001, 2000 AND 1999

NOTE 1 - ORGANIZATION:

    Gateway Tax Credit Fund III Ltd. ("Gateway"), a Florida Limited Partnership, was formed October 17, 1991 under the laws of Florida. Gateway offered its limited partnership interests in Series. The first Series for Gateway is Series 7. Operations commenced on July 16, 1992 for Series 7, January 4, 1993 for Series 8, September 30, 1993 for Series 9, January 21, 1994 for Series 10 and April 29, 1994 for Series 11. Each Series invests, as a limited partner, in other limited partnerships ("Project Partnerships"), each of which owns and operates apartment complexes eligible for Low-Income Housing Tax Credits ("Tax Credits"), provided for in Section 42 of the Internal Revenue Code of 1986. Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the Limited Partnership Agreement. As of March 31, 2001, Gateway had received capital contributions of $1,000 from the General Partners and $36,799,000 from the investor Limited Partners.

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

Change in Accounting Principles

  Four of the Project Partnerships changed their method of accounting for depreciating their buildings from the straight line to the declining balance method. The effect of this change was reported as a cumulative effect of a Change in Accounting Principle. The change increased the net losses reported by the Project Partnerships by $492,138 for the year ended December 31, 1999.

Reclassifications

  For comparability, the 1999 and 2000 figures have been reclassified, where appropriate, to conform with the financial statement presentation used in 2001.

NOTE 3 - INVESTMENT IN SECURITIES:

  The March 31, 2001 Balance Sheet includes Investment in Securities consisting of U.S. Treasury Security Strips which represents their cost, plus accreted interest income of $174,085 for Series 7, $151,347 for Series 8, $87,806 for Series 9, $77,475 for Series 10 and $88,671 for Series 11.

	Estimated Market Value ----------------	Cost Plus Accreted Interest ----------------	Gross Unrealized Gains and (Losses) ----------------
Series 7	$ 422,601	$ 382,386	$ 40,215
Series 8	394,610	362,125	32,485
Series 9	260,290	244,042	16,248
Series 10	222,691	201,660	21,031
Series 11	254,610	224,193	30,417

As of March 31, 2001, the cost and accreted interest of debt securities by contractual maturities is as follows:
	Series 7 --------	Series 8 --------	Series 9 --------
Due with 1 year	$ 56,801	$ 52,185	$ 32,416
After 1 year through 5 years	221,210	208,067	124,065
After 5 years through 10 years	104,375	101,873	87,561
After 10 years	0 ---------	0 ---------	0 ---------
Total Amount Carried on Balance Sheet	$ 382,386 =========	$ 362,125 =========	$ 244,042 =========
	Series 10 --------	Series 11 --------	Total --------
Due with 1 year	$ 24,731	$ 26,421	$ 192,554
After 1 year through 5 years	92,082	103,416	748,840
After 5 years through 10 years	84,847	94,356	473,012
After 10 years	0 ---------	0 ---------	0 ---------
Total Amount Carried on Balance Sheet	$ 201,660 =========	$ 224,193 =========	$1,414,406 =========

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

  For the periods ended March 31, 2001, 2000, and 1999 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

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

	2001 ----	2000 ----	1999 ----
Series 7	$ 87,683	$ 87,952	$ 88,207
Series 8	91,364	91,655	91,933
Series 9	50,178	50,319	50,458
Series 10	34,212	34,309	34,427
Series 11	29,087 ---------	28,465 ---------	27,721 ---------
Total	$ 292,524 =========	$ 292,700 =========	$ 292,746 =========

  General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statement of Operations.
	2001 ----	2000 ----	1999 ----
Series 7	$ 16,312	$ 14,609	$ 13,177
Series 8	17,985	16,108	14,528
Series 9	10,038	8,991	8,109
Series 10	6,274	5,619	5,068
Series 11	5,019 ---------	4,495 ---------	4,054 ---------
Total	$ 55,628 =========	$ 49,822 =========	$ 44,936 =========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

SERIES 7

  As of March 31, 2001, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 39 Project Partnerships which own and operate government assisted multi-family housing complexes.

  Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:
MARCH 31, 2001 --------------	MARCH 31, 2000 --------------

Capital Contributions to Project
Partnerships and purchase price paid
for limited partner interests in
Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from
Project Partnerships

Investment in Project Partnerships
before Adjustment

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of
 acquisition fees and expenses

Investments in Project Partnerships

$ 7,732,089 (6,407,829) (177,311) ----------- 1,146,949 793,335 (166,533) ------------ $ 1,773,751 ============	$ 7,732,089 (5,973,368) (157,551) ----------- 1,601,170 793,335 (156,777) ------------ $ 2,237,728 ============

(1) In accordance with the Partnership's accounting policy to not carry
Investments in Project Partnerships below zero, cumulative suspended losses of $1,220,839 for the year ended March 31, 2001 and cumulative suspended losses of $650,567 for the year ended March 31, 2000 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 8

  As of March 31, 2001, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 43 Project Partnerships which own and operate government assisted multi-family housing complexes.

  Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:
MARCH 31, 2001 --------------	MARCH 31, 2000 --------------

Capital Contributions to Project
Partnerships and purchase price paid
for limited partner interests in
Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from
Project Partnerships

Investment in Project Partnerships
before Adjustment

Excess of investment cost over the
underlying assets acquired:
  Acquisition fees and expenses
  Accumulated amortization of  acquisition fees and expenses

Investments in Project Partnerships

$ 7,586,105 (6,948,856) (143,214) ----------- 494,035 549,773 (103,345) ----------- $ 940,463 ===========	$ 7,586,105 (6,491,127) (125,604) ----------- 969,374 549,773 (95,959) ----------- $ 1,423,188 ===========

(1) In accordance with the Partnership's accounting policy to not carry
Investments in Project Partnerships below zero, cumulative suspended losses of $1,367,552 for the year ended March 31, 2001 and cumulative suspended losses of $678,455 for the year ended March 31, 2000 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 9

  As of March 31, 2001, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 24 Project Partnerships which own and operate government assisted multi-family housing complexes.

  Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:
MARCH 31, 2001 --------------	MARCH 31, 2000 --------------

Capital Contributions to Project
Partnerships and purchase price paid
for limited partner interests in
Project Partnerships

Cumulative equity in losses of
Project Partnerships (1)

Cumulative distributions received
from Project Partnerships

Investment in Project Partnerships
before Adjustment

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses
   Accumulated amortization of
 acquisition fees and expenses

Investments in Project Partnerships

$ 4,914,116 (3,135,390) (101,009) ----------- 1,677,717 244,087 (47,208) ----------- $1,874,596 ===========	$ 4,914,116 (2,725,940) (85,736) ----------- 2,102,440 244,087 (42,655) ----------- $2,303,872 ===========

(1) In accordance with the Partnership's accounting policy to not carry
Investments in Project Partnerships below zero, cumulative suspended losses of $279,195 for the year ended March 31, 2001 and cumulative suspended losses of $78,588 for the year ended March 31, 2000 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 10

  As of March 31, 2001, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 15 Project Partnerships which own and operate government assisted multi-family housing complexes.

  Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:
MARCH 31, 2001 --------------	MARCH 31, 2000 --------------

Capital Contributions to Project
Partnerships and purchase price paid
for limited partner interests in
Project Partnerships

Cumulative equity in losses of
Project Partnerships

Cumulative distributions received
from Project Partnerships

Investment in Project Partnerships
before Adjustment

Excess of investment cost over the
underlying assets acquired:
  Acquisition fees and expenses
  Accumulated amortization of
 acquisition fees and expenses

Investments in Project Partnerships

$3,914,672 (1,504,507) (115,357) ----------- 2,294,808 196,738 (40,259) ----------- $2,451,287 ===========	$3,914,672 (1,211,760) (100,617) ----------- 2,602,295 196,738 (34,636) ----------- $2,764,397 ===========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 11

  As of March 31, 2001, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 12 Project Partnerships which own and operate government assisted multi-family housing complexes.

  Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:
MARCH 31, 2001 --------------	MARCH 31, 2000 --------------

Capital Contributions to Project
Partnerships and purchase price paid
for limited partner interests in
Project Partnerships

Cumulative equity in losses of
Project Partnerships

Cumulative distributions received
from Project Partnerships

Investment in Project Partnerships
before Adjustment

Excess of investment cost over the
underlying assets acquired:
   Acquisition fees and expenses
 Accumulated amortization of
 acquisition fees and expenses

Investments in Project Partnerships

$4,128,042 (943,431) (94,923) ----------- 3,089,688 290,335 (51,342) ----------- $3,328,681 ===========	$4,128,042 (762,026) (78,466) ----------- 3,287,550 290,335 (43,048) ----------- $3,534,837 ===========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

The following is a summary of Investments in Project Partnerships:
TOTAL SERIES 7 - 11	MARCH 31, 2001 --------------	MARCH 31, 2000 --------------

Capital Contributions to Project
Partnerships and purchase price paid
for limited partner interests in
Project Partnerships

Cumulative equity in losses of
Project Partnerships

Cumulative distributions received
from Project Partnerships

Investment in Project Partnerships
before Adjustment

Excess of investment cost over the
underlying assets acquired:
   Acquisition fees and expenses
   Accumulated amortization of
 acquisition fees and expenses

Investments in Project Partnerships

	$28,275,024 (18,940,013) (631,814) ----------- 8,703,197 2,074,268 (408,687) ----------- $10,368,778 ===========	$28,275,024 (17,164,221) (547,974) ----------- 10,562,829 2,074,268 (373,075) ----------- $12,264,022 ===========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

  In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project
Partnerships as of December 31 of each year:
DECEMBER 31,
SERIES 7	2000 ----	1999 ----	1998 ----

SUMMARIZED BALANCE SHEETS
Assets:
    Current assets
    Investment properties, net
    Other assets

    Total assets

Liabilities and Partners'
Equity:
Current liabilities
Long-term debt

    Total liabilities

Partners' equity
  Gateway
  General Partners

    Total Partners' equity

    Total liabilities and
    partners' equity

SUMMARIZED STATEMENTS OF
OPERATIONS
Rental and other income
Expenses:
    Operating expenses
    Interest expense
    Depreciation and
  amortization

    Total expenses

      Net loss

Other partners' share of net
loss

Partnership's share of net
loss

Suspended losses

Equity in Losses of Project
Partnerships

$ 3,324,385
33,782,091
10,922
------------
$37,117,398
============

$ 902,946
36,474,343
------------
37,377,289
------------

(147,086)
(112,805)
------------
(259,891)
------------

$37,117,398
============

$ 5,883,288
------------
2,934,848
2,496,733

1,466,589
------------
6,898,170
------------
$(1,014,882)
============

$ (10,149)
============

$(1,004,733)

570,272
------------

$ (434,461)
============

$ 3,174,516
35,142,349
28,061
------------
$38,344,926
============

$ 900,937
36,610,170
------------
37,511,107
------------

899,796
(65,977)
------------
833,819
------------

$38,344,926
============

$ 5,950,865
------------
2,715,749
2,609,929

1,502,758
------------
6,828,436
------------
$ (877,571)
============

$ (8,975)
============

$ (868,596)

396,875
------------

$ (471,721)
============

$ 2,818,522
36,566,384
24,358
------------
$39,409,264
============

$ 889,644
36,738,581
------------
37,628,225
------------

1,804,934
(23,895)
------------
1,781,039
------------

$39,409,264
============

$ 5,853,646
------------
2,634,551
2,592,462

1,525,659
------------
6,752,672
------------
$ (899,026)
============

$ (8,990)
============

$ (890,036)

171,315
------------

$ (718,721)
============

As of December 31, 2000, the largest Project Partnership constituted
5.3% and 5.3%, and as of December 31, 1999 the largest Project
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
Partnerships as of December 31 of each year:
DECEMBER 31,
SERIES 8	2000 ----	1999 ----	1998 ----

SUMMARIZED BALANCE SHEETS
Assets:
 Current assets
 Investment properties,net
 Other assets

   Total assets

Liabilities and Partners'
Equity:
 Current liabilities
 Long-term debt

   Total liabilities

Partners' equity
 Gateway
 General Partners

   Total Partners' equity

   Total liabilities and
   partners' equity

SUMMARIZED STATEMENTS OF
OPERATIONS
Rental and other income
Expenses:
 Operating expenses
 Interest expense
 Depreciation and
 amortization

   Total expenses

     Net loss

Other partners' share of
net loss

Partnership's share of net
loss

Suspended losses

Equity in Losses of Project Partnerships

$ 2,897,105
35,691,339
27,518
------------
$38,615,962
============

1,215,026
38,480,477
------------
39,695,503
------------

(662,872)
(416,669)
------------
(1,079,541)
------------

$38,615,962
============

$ 5,851,713
------------
2,911,723
2,524,343

1,578,473
------------
7,014,539
------------
$(1,162,826)
============

$ (16,000)
============

$(1,146,826)

689,097
------------

$ (457,729)
============

$ 2,763,988
37,198,365
43,163
------------
$40,005,516
============

$ 1,230,881
38,627,538
------------
39,858,419
------------

329,035
(181,938)
------------
147,097
------------

$40,005,516
============

$ 5,939,426
------------
2,693,468
2,746,735

2,101,828
------------
7,542,031
------------
$(1,602,605)
============

$ (13,930)
============

$(1,588,675)

429,743
------------

$(1,158,932)
============

$ 2,460,610
39,241,181
40,175
-----------
$41,741,966
===========

$ 1,168,937
38,768,476
-----------
39,937,413
-----------

1,940,983
(136,430)
-----------
1,804,553
-----------

$41,741,966
===========

$5,806,108
-----------
2,633,059
2,707,720

1,609,164
-----------
6,949,943
-----------
$(1,143,835)
===========

$ (14,398)
===========

$(1,129,437)

169,331
-----------

$ (960,106)
===========

As of December 31, 2000, the largest Project Partnership constituted
5.6% and 5.8%, and as of December 31, 1999 the largest Project
Partnership constituted 5.8% and 5.8% of the combined total assets by series and combined total revenues by series, respectively.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

     In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project
Partnerships as of December 31 of each year:

DECEMBER 31,
SERIES 9	2000 ----	1999 ----	1998 ----

SUMMARIZED BALANCE SHEETS
Assets:
 Current assets
 Investment properties,net
 Other assets

   Total assets

Liabilities and Partners'
Equity:
 Current liabilities
 Long-term debt

   Total liabilities

Partners' equity
 Gateway
 General Partners

   Total Partners' equity

   Total liabilities and
   partners' equity

SUMMARIZED STATEMENTS OF
OPERATIONS
Rental and other income
Expenses:
 Operating expenses
 Interest expense
 Depreciation and
 amortization

   Total expenses

     Net loss

Other partners' share of
net loss

Partnership's share of net
loss

Suspended losses

Equity in Losses of
Project Partnerships

$ 1,714,614
20,194,773
5,979
------------
$21,915,366
============

$ 340,274
20,378,805
-------------
20,719,079
-------------

1,370,557
(174,270)
------------
1,196,287
------------

$21,915,366
============

$ 3,022,359
------------
1,453,869
1,352,043

832,666
------------
3,638,578
------------
$ (616,219)
============

$ (6,162)
===========

$ (610,057)

200,607
------------

$ (409,450)
============

$ 1,649,874
20,988,415
4,865
------------
$22,643,154
============

$ 337,306
20,450,051
-------------
20,787,357
-------------

2,011,160
(155,363)
------------
1,855,797
------------

$22,643,154
============

$ 2,998,599
------------
1,395,335
1,353,859

842,272
------------
3,591,466
------------
$ (592,867)
============

$ (17,514)
===========

$ (575,353)

78,588
------------

$ (496,765)
============

$ 1,596,913
21,797,627
2,992
------------
$23,397,532
============

$ 382,099
20,519,847
-------------
20,901,946
-------------

2,601,324
(105,738)
-------------
2,495,586
------------

$23,397,532
============

$ 3,021,660
------------
1,307,962
1,348,605

887,635
------------
3,544,202
------------
$ (522,542)
============

$ (5,226)
============

$ (517,316)

0
------------

$ (517,316)
============

As of December 31, 2000, the largest Project Partnership constituted
7.5% and 7.1%, and as of December 31, 1999 the largest Project
Partnership constituted 7.4% and 7.0% of the combined total assets by series and combined total revenues by series, respectively.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project
Partnerships as of December 31 of each year:
DECEMBER 31,
SERIES 10	2000 ----	1999 ----	1998 ----

SUMMARIZED BALANCE SHEETS
Assets:
 Current assets
 Investment properties,net
 Other assets

   Total assets

Liabilities and Partners'
Equity:
 Current liabilities
 Long-term debt

   Total liabilities

Partners' equity
 Gateway
 General Partners

   Total Partners' equity

   Total liabilities and
   partners' equity

SUMMARIZED STATEMENTS OF
OPERATIONS
Rental and other income
Expenses:
 Operating expenses
 Interest expense
 Depreciation and
 amortization

   Total expenses

     Net loss

Other partners' share of
net loss

Partnership's share of net
loss

Suspended losses

Equity in Losses of
Project Partnerships

$ 1,363,874
14,326,922
2,972
-----------
$15,693,768
============

$ 277,628
13,324,659
-----------
13,602,287
-----------

2,299,451
(207,970)
------------
2,091,481
------------

$15,693,768
============

$ 1,826,336
------------
961,097
665,521

496,926
------------
2,123,544
------------
$ (297,208)
============

$ (4,461)
============

$ (292,747)

0
-------------

$ (292,747)
=============

$ 1,294,767
14,764,707
3,460
-----------
$16,062,934
============

$ 251,800
13,373,440
-----------
13,625,240
-----------

2,608,619
(170,925)
------------
2,437,694
------------

$16,062,934
============

$ 1,907,138
------------
943,618
764,983

502,179
------------
2,210,780
------------
$ (303,642)
============

$ (4,460)
============

$ (299,182)

0
-------------

$ (299,182)
=============

$ 1,270,741
15,240,067
8,016
------------
$16,518,824
============

$ 275,876
13,433,274
------------
13,709,150
------------

2,928,985
(119,311)
------------
2,809,674
------------

$16,518,82
============

$ 1,942,492
------------
880,214
791,764

511,296
------------
2,183,274
------------
$ (240,782)
============

$ (3,506)
============

$ (237,276)

0
-------------

$ (237,276)
=============

As of December 31, 2000, the largest Project Partnership constituted
11.0% and 12.8%, and as of December 31, 1999 the largest Project
Partnership constituted 10.9% and 11.9% of the combined total assets by series and combined total revenues by series, respectively.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

  In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project
Partnerships as of December 31 of each year:
DECEMBER 31,
SERIES 11	2000 ----	1999 ----	1998 ----

SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties,net
  Other assets

    Total assets

Liabilities and Partners'
Equity:
  Current liabilities
  Long-term debt

    Total liabilities

Partners' equity
  Limited Partner
  General Partners

    Total Partners' equity

    Total liabilities and
    partners' equity

SUMMARIZED STATEMENTS OF
OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and
  amortization

    Total expenses

      Net loss

Other partners' share of
net loss

Partnership's share of net
loss

Suspended losses

Equity in Losses of Project
Partnerships

$ 1,225,996
12,613,456
12,136
------------
$13,851,588
============

$ 316,341
10,520,430
------------
10,836,771
------------

3,098,992
(84,175)
------------
3,014,817
------------

$13,851,588
============

$1,652,984
------------
861,060
471,257

516,766
------------
1,849,083
------------
$ (196,099)
============

$ (14,694)
============

$ (181,405)

0
------------

$ (181,405)
============

 $ 1,150,315
  13,078,577
      15,108
  ----------
 $14,244,000
  ===========

 $    339,188
        10,630,905
   ---------
   10,970,093
   ---------

    3,295,200
              (21,293)
   ---------
          3,273,907
   ---------

     $14,244,000
   ==========

   $1,731,125
    --------
      849,882
      522,499

      516,489
    --------
          1,888,870
    --------
   $ (157,745)
   ==========

   $  (14,564)
   ==========

   $ (143,181)

            0
    --------

   $ (143,181)
   ==========

$ 1,039,049
13,528,369
19,462
------------
$14,586,880
============

$ 347,126
10,743,507
------------
11,090,633
------------

3,454,866
41,381
------------
3,496,247
------------

$14,586,880
============

$ 1,730,200
------------
852,221
510,366

510,062
------------
1,872,649
------------
$ (142,449)
============

$ (13,647)
============

$ (128,802)

0
------------

$ (128,802)
============

As of December 31, 2000, the largest Project Partnership constituted
20.5% and 20.8%, and as of December 31, 1999 the largest Project
Partnership constituted 20.7% and 19.9% of the combined total assets by series and combined total revenues by series, respectively.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

    In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Projec
Partnerships as of December 31 of each year:

DECEMBER 31,
TOTAL SERIES 7 - 11	2000 ----	1999 ----	1998 ----

SUMMARIZED BALANCE SHEETS
Assets:
 Current assets
 Investment properties,net
 Other assets

   Total assets

Liabilities and Partners'
Equity:
 Current liabilities
 Long-term debt

   Total liabilities

Partners' equity
 Limited Partner
 General Partners

   Total Partners' equity

   Total liabilities and
   partners' equity

SUMMARIZED STATEMENTS OF
OPERATIONS
Rental and other income
Expenses:
 Operating expenses
 Interest expense
 Depreciation and
 amortization

   Total expenses

     Net loss

Other partners' share of
net loss

Partnership's share of net
loss

Suspended losses

Equity in Losses of
Project Partnerships

$ 10,525,974
116,608,581
59,527
-------------
$127,194,082
=============

$ 3,052,215
119,178,714
-------------
122,230,929
-------------

5,959,042
(995,889)
-------------
4,963,153
-------------

$127,194,082
=============

$ 18,236,680
-------------
9,122,597
7,509,897

4,891,420
-------------
21,523,914
-------------
$(3,287,234)
=============

$ (51,466)
============

$(3,235,768)

1,459,976
------------

$(1,775,792)
============

$ 10,033,460
121,172,413
94,657
-------------
$131,300,530
=============

$ 3,060,112
119,692,104
-------------
122,752,216
-------------

9,143,810
(595,496)
-------------
8,548,314
-------------

$131,300,530
=============

$ 18,527,153
-------------
8,598,052
7,998,005

5,465,526
-------------
22,061,583
-------------
$(3,534,430)
=============

$ (59,443)
============

$(3,474,987)

905,206
------------

$(2,569,781)
============

$ 9,185,835
126,373,628
95,003
-------------
$135,654,466
=============

$ 3,063,682
120,203,685
-------------
123,267,367
-------------

12,731,092
(343,993)
-------------
12,387,099
-------------

$135,654,466
=============

$ 18,354,106
-------------
8,308,007
7,950,917

5,043,816
-------------
21,302,740
-------------
$(2,948,634)
=============

$ (45,767)
============

$(2,902,867)

340,646
------------

$(2,562,221)
============

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

  The Partnership's equity by Series as reflected by the Project
Partnerships differs from the Partnership's Investments in Partnerships before acquisition fees and expenses and amortization by Series primarily because of suspended losses on the Partnership's books.
	Equity Per Project Partnership ------------------	Equity Per Partnership ----------------------
Series 7 Series 8 Series 9 Series 10 Series 11	$ (147,086) (662,872) 1,370,557 2,299,451 3,098,992	$1,146,949 494,035 1,677,717 2,294,808 3,089,688

NOTE 6 - TAXABLE INCOME (LOSS):

    The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:

SERIES 7	2001 ----	2000 ----	1999 ----
Net Loss per Financial Statements	$(508,769)	$(555,736)	$(812,428)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(787,758)	(606,891)	(332,734)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	(5,087)	(7,940)	(10,732)
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense	43,842 11,739 ------------	44,358 15,651 ------------	49,249 22,001 ------------
Partnership loss for tax purposes as of December 31	$(1,246,033) ============	$(1,110,558) ============	$(1,084,644) ============
	December 31, 2000 ------------	December 31, 1999 ------------	December 31, 1998 ------------
Federal Low Income Housing Tax Credits (Unaudited)	$ 1,695,199 ===========	$ 1,695,195 ===========	$ 1,695,195 ===========

  The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2001 are as follows:

                              Financial       Tax
                              Reporting       Reporting
                              Purposes        Purposes      Differences

 Investments in Local
Limited Partnerships          $1,773,751      $ (642,071)   $ 2,415,822

Other Assets                  $  736,224      $1,917,108    $(1,180,884)

Liabilities                   $  413,701      $    5,237    $   408,464

NOTE 6 - TAXABLE INCOME (LOSS):

  The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss)
for tax purposes:
SERIES 8	2001 ----	2000 ----	1999 ----
Net Loss per Financial Statements	$ (539,766)	$(1,247,292)	$(1,055,240)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(819,558)	(48,737)	(277,444)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	(433)	(8,158)	(3,618)
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense	47,922 6,067 ------------	48,979 15,647 ------------	51,209 15,237 ------------
Partnership loss for tax purposes as of December 31	$(1,305,768) ============	$(1,239,561) ============	$(1,269,856) ============
	December 31, 2000 ------------	December 31, 1999 ------------	December 31, 1998 ------------
Federal Low Income Housing Tax Credits (Unaudited)	$ 1,620,506 ===========	$ 1,620,508 ===========	$ 1,620,511 ===========

  The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2001 are as follows:

                              Financial      Tax
                              Reporting      Reporting
                              Purposes       Purposes       Differences

 Investments in Local
Limited Partnerships          $ 940,463      $ (972,091)    $ 1,912,554

Other Assets                  $ 809,468      $1,982,669     $(1,173,201)

Liabilities                   $ 461,022      $    5,821     $   455,201

NOTE 6 - TAXABLE INCOME (LOSS):

  The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss)
for tax purposes:
SERIES 9	2001 ----	2000 ----	1999 ----
Net Loss per Financial Statements	$ (457,177)	$ (547,924)	$ (570,231)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(328,207)	(214,022)	(79,111)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	(938)	(2,265)	443
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense	32,760 4,780 ------------	31,864 8,602 ------------	32,811 5,962 ------------
Partnership loss for tax purposes as of December 31	$ (748,782) ============	$ (723,745) ============	$ (610,126) ============
	December 31, 2000 ------------	December 31, 1999 ------------	December 31, 1998 ------------
Federal Low Income Housing Tax Credits (Unaudited)	$ 968,961 ===========	$ 968,960 ===========	$ 968,960 ===========

   The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2001 are as follows:

                            Financial       Tax
                            Reporting       Reporting
                            Purposes        Purposes        Differences

 Investments in Local
Limited Partnerships        $1,874,596      $  837,963      $ 1,036,633

Other Assets                $  476,730      $1,219,209      $  (742,479)

Liabilities                 $  274,837      $    3,320      $   271,517

NOTE 6 - TAXABLE INCOME (LOSS):

    The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss)
for tax purposes:

SERIES 10	2001 ----	2000 ----	1999 ----
Net Loss per Financial Statements	$ (321,107)	$ (328,409)	$ (264,781)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(163,670)	(154,419)	(145,546)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	863	628	(4,081)
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense	6,943 5,619 ------------	6,488 4,931 ------------	8,865 5,657 ------------
Partnership loss for tax purposes as of December 31	$ (471,352) ============	$ (470,781) ============	$ (399,886) ============
	December 31, 2000 ------------	December 31, 1999 ------------	December 31, 1998 ------------
Federal Low Income Housing Tax Credits (Unaudited)	$ 762,217 ===========	$ 762,218 ===========	$ 762,218 ===========

   The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2001 are as follows:

                            Financial      Tax
                            Reporting      Reporting
                            Purposes       Purposes         Differences

 Investments in Local
Limited Partnerships        $2,451,287     $ 1,479,029     $  972,258

Other Assets                $  438,182     $ 1,030,307     $ (592,125)

Liabilities                 $   94,657     $     2,203     $   92,454

NOTE 6 - TAXABLE INCOME (LOSS):

    The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss)
for tax purposes:

SERIES 11	2001 ----	2000 ----	1999 ----
Net Loss per Financial Statements	$ (202,390)	$ (164,613)	$ (152,545)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(63,857)	(54,220)	(71,284)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	494	(2,978)	2,628
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense	202 8,291 ------------	(1,697) 11,962 ------------	4,892 7,322 ------------
Partnership loss for tax purposes as of December 31	$ (257,260) ============	$ (211,546) ============	$ (208,987) ============
	December 31, 2000 ------------	December 31, 1999 ------------	December 31, 1998 ------------
Federal Low Income Housing Tax Credits (Unaudited)	$ 754,677 ===========	$ 754,677 ===========	$ 754,677 ===========

   The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2001 are as follows:

                           Financial        Tax
                           Reporting        Reporting
                           Purposes         Purposes        Differences

 Investments in Local
Limited Partnerships       $3,328,681       $ 3,021,368     $ 307,313

Other Assets               $  468,532       $   914,168     $(445,636)

Liabilities                $   48,948       $     2,030     $  46,918

NOTE 6 - TAXABLE INCOME (LOSS):

    The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss)
for tax purposes:

TOTAL SERIES 7 - 11	2001 ----	2000 ----	1999 ----
Net Loss per Financial Statements	$(2,029,209)	$(2,843,974)	$(2,855,225)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(2,163,050)	(1,078,289)	(906,119)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	(5,101)	(20,713)	(15,360)
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense	131,669 36,496 ------------	129,992 56,793 ------------	147,026 56,179 ------------
Partnership loss for tax purposes as of December 31	$(4,029,195) ============	$(3,756,191) ============	$(3,573,499) ============

   The difference in the total value of the Partnership's Investment in
Project Partnerships is approximately $2,416,000 higher for Series 7,
$1,913,000 higher for Series 8, $1,037,000 higher for Series 9, $972,000 higher for Series 10 and $307,000 higher for Series 11 for financial reporting purposes than for tax return purposes because (i) there were depreciation differences between financial reporting purposes and tax return purposes and (ii) certain expenses are not deductible for tax return purposes.

      The differences in the assets and liabilities of the Fund for financial reporting purposes and tax reporting purposes for the year ended March 31, 2001 are as follows:

                            Financial      Tax
                            Reporting      Reporting
                            Purposes       Purposes        Differences
 Investments in Local
Limited Partnerships        $10,368,778    $ 3,724,198     $ 6,644,580

Other Assets                $ 2,929,136    $ 7,063,461     $(4,134,325)

Liabilities                 $ 1,293,165    $    18,611     $ 1,274,554

NOTE 7 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

Series 7
Year 2001               Quarter 1    Quarter 2    Quarter 3    Quarter 4
                                                             6/30/2000    9/30/2000    12/31/2000   3/31/2001

Total Revenues           $  11,720    $  11,934    $  11,622   $ 23,777

Net Income (Loss)        $(180,360)   $(225,497)   $ (32,627)  $(70,285)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding $  (17.18)   $  (21.47)   $   (3.11)  $  (6.69)

Series 8
Year 2001                Quarter 1    Quarter 2    Quarter 3   Quarter 4
                                                               6/30/2000    9/30/2000    12/31/2000  3/31/2001

Total Revenues           $  12,359   $  12,650   $  12,236   $  18,323

Net Income (Loss)        $(168,048)  $(155,643)  $ (47,165)  $(168,910)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding $  (16.67)  $  (15.44)  $   (4.68)  $  (16.75)

Series 9
Year 2001                Quarter 1    Quarter 2   Quarter 3   Quarter 4
                                                                6/30/2000    9/30/2000   12/31/2000  3/31/2001

Total Revenues           $   6,832   $   7,015   $   6,869    $   8,152

Net Income (Loss)        $(157,151)  $(152,279)  $ (98,315)   $ (49,432)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding $  (24.88)  $  (24.11)  $  (15.56)   $   (7.82)

NOTE 7 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)(Continued):

Series 10
Year 2001                Quarter 1   Quarter 2   Quarter 3    Quarter 4
                         6/30/2000   9/30/2000   12/31/2000   3/31/2001

Total Revenues           $   6,779   $   6,947    $ 6,721     $   6,135

Net Income (Loss)        $(102,398)  $(122,831)   $   914     $ (96,792)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding $  (20.10)  $  (24.12)   $ (0.18)    $  (19.00)

Series 11
Year 2001                Quarter 1    Quarter 2   Quarter 3    Quarter 4
                         6/30/2000    9/30/2000   12/31/2000   3/31/2001

Total Revenues           $  7,456    $   7,605    $  7,404    $   6,981

Net Income (Loss)        $(65,832)   $ (93,747)   $ 28,984    $ (71,795)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding $ (12.72)   $  (18.10)   $   5.60    $  (13.86)

Series 7 - 11
Year 2001                Quarter 1   Quarter 2    Quarter 3   Quarter 4
                         6/30/2000   9/30/2000    12/31/2000  3/31/2001

Total Revenues           $  45,146   $  46,151    $  44,852   $  63,368

Net Income (Loss)        $(673,789)  $(749,997)   $(148,209)  $(457,214)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding $  (91.55)  $ (103.24)   $  (17.93)  $  (64.12)

NOTE 7 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued):

Series 7
Year 2000                Quarter 1   Quarter 2    Quarter 3   Quarter 4
                         6/30/1999   9/30/1999    12/31/1999  3/31/2000

Total Revenues           $  10,670   $  10,835    $  11,144   $  18,587

Net Income (Loss)        $(171,255)  $(284,341)   $(229,045)  $ 128,905

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding $  (16.31)  $  (27.08)   $  (21.81)  $   12.27

Series 8
Year 2000                Quarter 1   Quarter 2    Quarter 3   Quarter 4
                         6/30/1999   9/30/1999    12/31/1999  3/31/2000

 Total Revenues           $  11,075   $  11,285    $  11,767   $  14,307

Net Income (Loss)        $(227,851)  $(262,656)   $(325,280)  $(431,505)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding $  (22.60)  $  (26.06)   $  (32.26)  $  (42.81)

Series 9
Year 2000                Quarter 1   Quarter 2    Quarter 3   Quarter 4
                         6/30/1999   9/30/1999    12/31/1999  3/31/2000

Total Revenues           $   6,140   $   6,234    $   6,468   $  6,401

Net Income (Loss)        $(145,436)  $(186,972)   $(246,682)  $ 31,166

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding $  (23.02)  $  (29.60)   $  (39.05)  $   4.93

NOTE 7 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)(Continued):

Series 10
Year 2000                Quarter 1    Quarter 2   Quarter 3   Quarter 4
                         6/30/1999    9/30/1999   12/31/1999  3/31/2000

 Total Revenues           $   6,009    $   6,119   $   6,364   $   6,213

Net Income (Loss)        $ (55,500)   $(111,885)  $ (92,081)  $ (68,943)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding $  (10.90)   $  (21.96)  $  (18.08)  $  (13.53)

Series 11
Year 2000                Quarter 1    Quarter 2   Quarter 3   Quarter 4
                         6/30/1999    9/30/1999   12/31/1999  3/31/2000

 Total Revenues           $   6,666    $   6,752   $   7,015   $  6,998

Net Income (Loss)        $ (43,170)   $ (37,294)  $(138,781)  $ 54,632

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding $   (8.34)   $   (7.20)  $  (26.80)  $  10.55

Series 7 - 11
Year 2000                Quarter 1    Quarter 2   Quarter 3   Quarter 4
                         6/30/1999    9/30/1999   12/31/1999  3/31/2000

 Total Revenues           $  40,560    $  41,225  $    42,758  $  52,506

Net Income (Loss)        $(643,212)   $(883,148) $(1,031,869) $(285,745)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding $  (81.17)   $ (111.90) $   (138.00) $  (28.59)

Hill, Barth & King LLC
5121 Zuck Road
Erie, PA 16506
PHONE:  814-836-9968
FAX:  814-836-9989

                        INDEPENDENT AUDITORS' REPORT
                         --------------------------

To the Partners
Maple Street Apartments Limited Partnership
Emporium, Pennsylvania

We have audited the accompanying balance sheets of Maple Street Apartments Limited Partnership, as of December 31, 2000 and 1999, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maple Street Apartments Limited Partnership of December 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 23, 2001 on our consideration of Maple Street Apartments Limited Partnership internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Hill, Barth & King LLC
Certified Public Accountants

January 23, 2001

Habif, Arogeti & Wynne, LLP
5565 Glendridge Connector, Suite 200
Atlanta, GA 30342
PHONE:  404-892-9651
FAX:  404-876-3913

                     INDEPENDENT AUDITORS' REPORT
                     ----------------------------

To the Partners
Creekstone Apartments, L.P.

We have audited the accompanying balance sheets of CREEKSTONE APARTMENTS, L.P. (a limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CREEKSTONE APARTMENTS, L.P. as of December 31, 2000 and 1999, and the results of its operations, its changes in partners equity (deficit), and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Habif, Arogeti & Wynne, LLP
Certified Public Accountants

Atlanta, Georgia
January 25, 2001

Blackman & Associates, P.C.
11924 Arbor Street, Suite 200
Omaha, Nebraska 68144
PHONE:  402-330-1040
FAX:  402-333-9189

                            INDEPENDENT AUDITORS' REPORT
                             -------------------------

To the Partners of
Gila Bend Housing, Ltd.
(An Arizona Limited Partnership)

We have audited the balance sheet of Gila Bend Housing, Ltd. (an Arizona Limited Partnership) as of December 31, 2000, and the related statements of operations, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Gila Bend Housing, Ltd. (An Arizona Limited Partnership), as of December 31, 1999, were audited by other auditors whose report dated February 11, 2000, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States, and the Farmers Home Administration regulations as set forth in the FmHA Audit Guide dated December, 1989 - specifically, Attachment 2 relating to Rural Rental Housing Loans. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gila Bend Housing, Ltd. as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 2001, on our consideration of the Partnership's internal controls and a report dated January 24, 2001, on its compliance with laws and regulations.

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

/s/ Blackman & Associates, P.C.
Certified Public Accountants

January 24, 2001
Omaha, Nebraska

Dauby O'Connor & Zaleski LLC
698 Pro Med Lane
Carmel, IN 46032
PHONE:  317-848-5700
FAX:  317-815-6140

                             INDEPENDENT AUDITORS' REPORT
                              -------------------------

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

/s/ Dauby O'Connor & Zaleski LLC
Certified Public Accountants
Carmel, Indiana
February, 11, 2000

Habif, Arogeti & Wynne, LLP
5565 Glenridge Connector, Suite 200
Atlanta, GA 30342
PHONE:  404-892-9651
FAX:  404-876-3913

                         INDEPENDENT AUDITORS' REPORT
                          --------------------------

To the Partners
Manchester Elderly Housing, L.P.

We have audited the accompanying balance sheets of MANCHESTER ELDERLY HOUSING, L.P. (USDA Rural Development Case No. 10-099-581965616), a limited partnership, as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MANCHESTER ELDERLY HOUSING, L.P. as of December 31, 2000 and 1999, and the results of its operations, its changes in partners equity (deficit), and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 25, 2001, on our consideration of MANCHESTER ELDERLY HOUSING, L.P.'s internal control and a report dated January 25, 2001, on its compliance with laws and regulations applicable to the financial statements.

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

/s/ Habif, Arogeti & Wynne, LLP
Certified Public Accountants

Atlanta, Georgia
January 25, 2001

Henderson & Godbee, P.C.
3488 N. Valdosta Rd.-P.O. Box 2241
Valdosta, GA 31604-2241
PHONE:  229-245-6040
FAX:  229-245-1669

                          INDEPENDENT AUDITORS' REPORT
                           --------------------------

To the Partners
Meadow Run Apartments, L.P.
Valdosta, Georgia

We have audited the accompanying balance sheets of Meadow Run Apartments, L.P. (a limited partnership), Federal ID #:58-1994614, as of December 31, 2000 and 1999, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meadow Run Apartments, L.P. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated January 25, 2001, on our consideration of Meadow Run Apartments, L.P.'s internal control structure and its compliance with laws and regulations.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 25, 2001

Henderson & Godbee, P.C.
3488 N. Valdosta Rd.-P.O. Box 2241
Valdosta, GA 31604-2241
PHONE:  229-245-6040
FAX:  229-245-1669

                           INDEPENDENT AUDITORS' REPORT
                             -------------------------

To the Partners
Lakeland II L.P.
Lakeland, Georgia

We have audited the accompanying balance sheets of Lakeland II L.P. (a limited partnership), Federal ID #58-1965624, as of December 31, 2000 and 1999, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeland II L.P. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated January 25, 2001 on our consideration of Lakeland II, L.P.'s internal control structure and its compliance with laws and regulations.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 25, 2001

Henderson & Godbee, P.C.
3488 N. Valdosta Rd.-P.O. Box 2241
Valdosta, GA 31604-2241
PHONE:  229-245-6040
FAX:  229-245-1669

                          INDEPENDENT AUDITORS' REPORT
                            ------------------------

To the Partners
Blue Ridge Elderly Housing, L.P.
Valdosta, Georgia

We have audited the accompanying balance sheets of Blue Ridge Elderly Housing, L.P. (a limited partnership), Federal ID No.: 58-1936981 as of December 31, 2000 and 1999, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blue Ridge Elderly Housing, L.P. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards we have also issued a report dated January 25, 2001 on our consideration of Blue Ridge Elderly Housing, L.P.'s internal control structure and a report dated January 25, 2001 on its compliance with laws and regulations.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 25, 2001

Henderson & Godbee, P.C.
3488 N. Valdosta Rd.-P.O. Box 2241
Valdosta, GA 31604-2241
PHONE:  229-245-6040
FAX:  229-245-1669

                        INDEPENDENT AUDITORS' REPORT
                         -------------------------

To the Partners
Arbor Trace Apartments Phase II, L.P.
Lake Park, Georgia

We have audited the accompanying balance sheets of Arbor Trace Apartments Phase II, L.P. (a limited partnership), Federal ID No. 58-2032771 as of December 31, 2000 and 1999, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arbor Trace Apartments Phase II, L.P. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 25, 2001 on our consideration of Arbor Trace Apartments Phase II, L.P.'s internal control structure and a report dated January 25, 2001 on its compliance with laws and regulations.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 25, 2001

Habif, Arogeti & Wynne, LLP
5565 Glenridge Connector, Suite 200
Atlanta, GA 30342
PHONE:  404-892-9651
FAX:  404-876-3913

                      INDEPENDENT AUDITORS' REPORT
                       -------------------------

To the Partners
Omega Rental Housing, L.P.

We have audited the accompanying balance sheets of OMEGA RENTAL HOUSING, L.P., (RHS Project No.11-037-582031602) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OMEGA RENTAL HOUSING, L.P. as of December 31, 2000 and 1999, and the results of its operations, its changes in partners equity, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 16, 2001 on our consideration of OMEGA RENTAL HOUSING, L.P.'s internal control and a report dated January 16, 2001 on its compliance with laws and regulations applicable to the financial statements.

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

/s/ Habif, Arogeti & Wynne, LLP
Certified Public Accountants

Atlanta, Georgia
January 16, 2001

Habif, Arogeti & Wynne, LLP
5565 Glenridge Connector, Suite 200
Atlanta, GA 30342
PHONE:  404-892-9651
FAX:  404-876-3913

                          INDEPENDENT AUDITORS' REPORT
                           -------------------------

To the Partners
Magnolia Place, L.P.

We have audited the accompanying balance sheets of MAGNOLIA PLACE, L.P. (a limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MAGNOLIA PLACE, L.P. as of December 31, 2000 and 1999, and the results of its operations, its changes in partners' equity, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Habif, Arogeti & Wynne, LLP
Certified Public Accountants

Atlanta, Georgia
January 16, 2001

Baird, Kurtz & Dobson
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE:  501-452-1040
FAX:  501-452-5542

                       INDEPENDENT AUDITORS' REPORT
                        -------------------------

Partners
Antlers Properties I, A Limited Partnership
D/B/A Woodbine Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of ANTLERS PROPERTIES I, A LIMITED PARTNERSHIP, D/B/A WOODBINE APARTMENTS as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ANTLERS PROPERTIES I, A LIMITED PARTNERSHIP, D/B/A WOODBINE APARTMENTS as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 8, 2001, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Baird, Kurtz & Dobson
Certified Public Accountants

February 8, 2001

Baird, Kurtz & Dobson
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE:  501-452-1040
FAX:  501-452-5542

                     INDEPENDENT AUDITORS' REPORT
                       ------------------------

Partners
Meadowview Properties, A Limited Partnership
D/B/A Meadowview Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of MEADOWVIEW PROPERTIES, A LIMITED PARTNERSHIP, D/B/A MEADOWVIEW APARTMENTS as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MEADOWVIEW PROPERTIES, A LIMITED PARTNERSHIP, D/B/A MEADOWVIEW APARTMENTS as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 8, 2001, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Baird, Kurtz & Dobson
Certified Public Accountants

February 8, 2001

Eide Bailly LLP
200 E. 10th Street S., Suite 500-P.O. Box 5126
Sioux Falls, SD 57117-5126
PHONE:  605-339-1999
FAX:  605-339-1306

                    INDEPENDENT AUDITORS' REPORT
                     --------------------------

The Partners
Sunrise I Apartments Limited Partnership
Sioux Falls, South Dakota

We have audited the accompanying balance sheets of Sunrise I Apartments Limited Partnership as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunrise I Apartments Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 5, 2001 on our consideration of Sunrise I Apartments Limited Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

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
February 5, 2001

Miller & Rose, P.L.L.C.
1309 E. Race Avenue
Searcy, AR 72143
PHONE:  501-268-8356
FAX:  501-268-9362

                      INDEPENDENT AUDITORS' REPORT
                       -------------------------

Partners
Pioneer Apartments, An Arkansas Limited Partnership
D/B/A Pioneer Apartments
351 E. 4th Street
Mountain Home, AR 72653

We have audited the accompanying financial statements of Pioneer Apartments, An Arkansas Limited Partnership D/B/A Pioneer Apartments as of December 31, 2000 and 1999, and for the years then ended, as listed in the table of contents. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pioneer Apartments, An Arkansas Limited Partnership D/B/A Pioneer Apartments as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 9, 2001 on our consideration of Pioneer Apartments, An Arkansas Limited Partnership D/B/A Pioneer Apartments' internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

/s/ Miller & Rose, P.L.L.C.
Certified Public Accountants

February 9, 2001

Miller & Rose, P.L.L.C.
1309 E. Race Avenue
Searcy, AR 72143
PHONE:  501-268-8356
FAX:  501-268-9362

                   INDEPENDENT AUDITORS' REPORT
                    -------------------------

Partners
Cardinal Apartments, An Arkansas Limited Partnership
D/B/A Cardinal Apartments
351 E. 4th Street
Mountain Home, AR 72653

We have audited the accompanying financial statements of Cardinal Apartments, An Arkansas Limited Partnership D/B/A Cardinal Apartments as of December 31, 2000 and 1999, and for the years then ended, as listed in the table of contents. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cardinal Apartments, An Arkansas Limited Partnership, D/B/A Cardinal Apartments as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Miller & Rose, P.L.L.C.
Certified Public Accountants

February 23, 2001

Bernard Robinson & Company, L.L.P.
109 Muirs Chapel Rd.-P.O. Box 19608
Greensboro, NC 27419-9608
PHONE:  336-294-4494
FAX:  336-547-0840

                    INDEPENDENT AUDITORS' REPORT
                      -----------------------

To the Partners
Peachtree Associates Limited Partnership
Charlotte, North Carolina

We have audited the accompanying balance sheets of Peachtree Associates Limited Partnership (a South Carolina limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peachtree Associates Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 31, 2001, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

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

January 31, 2001

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE:  540-669-5531
FAX:  540-669-5576

                     INDEPENDENT AUDITORS' REPORT
                      --------------------------

To the Partners
Mountain City Manor Limited Partnership

I have audited the accompanying balance sheets of Mountain City Manor Limited Partnership as of December 31, 2000 and 1999, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mountain City Manor Limited Partnership as of December 31, 2000 and 1999, and the results of its operations, changes in partners' deficit, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued my report dated March 19, 2001 on my consideration of Mountain City Manor Limited Partnership's internal control over financial reporting and on my tests of its compliance with certain laws and regulations.

/s/ Thomas C. Cunningham, CPA PC
Certified Public Accountants

March 19, 2001

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE:  540-669-5531
FAX:  540-669-5576

                   INDEPENDENT AUDITORS' REPORT
                    -------------------------

To the Partners
Tazewell Village Limited Partnership

I have audited the accompanying balance sheets of Tazewell Village Limited Partnership as of December 31, 2000 and 1999, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tazewell Village Limited Partnership as of December 31, 2000 and 1999, and the results of its operations, changes in partners' deficit, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued my report dated March 19, 2001 on my consideration of Tazewell Village Limited Partnership's internal control over financial reporting and on my tests of its compliance with certain provisions of laws and regulations.

/s/ Thomas C. Cunningham, CPA PC
Certified Public Accountants

March 19, 2001

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE:  540-669-5531
FAX:  540-669-5576

                     INDEPENDENT AUDITORS' REPORT
                       ------------------------

To the Partners
Jamestown Village Limited Partnership

I have audited the accompanying balance sheets of Jamestown Village Limited Partnership as of December 31, 2000 and 1999, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jamestown Village Limited Partnership as of December 31, 2000 and 1999, and the results of its operations, changes in partners' deficit, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued my report dated March 19, 2001 on my consideration of Jamestown Village Limited Partnership's internal control over financial reporting and on my tests of its compliance with certain provisions of laws and regulations.

/s/ Thomas C. Cunningham, CPA PC
Certified Public Accountants

March 19, 2001

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE:  540-669-5531
FAX:  540-669-5576

                     INDEPENDENT AUDITORS' REPORT
                       ------------------------

To the Partners
Clinchview Manor Limited Partnership

I have audited the accompanying balance sheets of Clinchview Manor Limited Partnership as of December 31, 2000 and 1999, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clinchview Manor Limited Partnership as of December 31, 2000 and 1999, and the results of its operations, changes in partners' deficit, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued my report dated March 19, 2001 on my consideration of Clinchview Manor Limited Partnership's internal control over financial reporting and on my tests of its compliance with certain provisions of laws and regulations.

/s/ Thomas C. Cunningham, CPA PC
Certified Public Accountants

March 19, 2001

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE:  540-669-5531
FAX:  540-669-5576

                    INDEPENDENT AUDITORS' REPORT
                     --------------------------

To the Partners
Warsaw Manor Limited Partnership

I have audited the accompanying balance sheets of Warsaw Manor Limited Partnership as of December 31, 2000 and 1999, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Warsaw Manor Limited Partnership as of December 31, 2000 and 1999, and the results of its operations, changes in partners' equity, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued my report dated March 19, 2001 on my consideration of Warsaw Manor Limited Partnership's internal control over financial reporting and on my tests of its compliance with certain provisions of laws and regulations.

/s/ Thomas C. Cunningham, CPA PC
Certified Public Accountant

March 19, 2001

Lou Ann Montey and Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin, TX 78759
PHONE:  512-338-0044
FAX:  512-338-5395

                        INDEPENDENT AUDITORS' REPORT
                         --------------------------

To The Partners
Elsa Retirement, Ltd.-(A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Elsa Retirement, Ltd.- (A Texas Limited Partnership) as of December 31, 2000 and 1999, and the related statements of income (loss), partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Elsa Retirement, Ltd.-(A Texas Limited Partnership) as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with Generally Accepted Accounting Principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 5, 2001, on our consideration of the internal control structure of Elsa Retirement, Ltd.-(A Texas Limited Partnership)and a report dated February 5, 2001, on its compliance with laws and regulations.

/s/ Lou Ann Montey and Associates, P.C.
Certified Public Accountants

Austin, Texas
February 5, 2001

Lou Ann Montey and Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin, TX 78759
PHONE:  512-338-0044
FAX:  512-338-5395

                     INDEPENDENT AUDITORS' REPORT
                       ------------------------

To The Partners
Dilley Retirement, Ltd.-(A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Dilley Retirement, Ltd. (A Texas Limited Partnership) as of December 31, 2000 and 1999, and the related statements of income (loss), partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dilley Retirement, Ltd. (A Texas Limited Partnership) as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with Generally Accepted Accounting Principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 2, 2001, on our consideration of the internal control structure of Dilley Retirement, Ltd.-(A Texas Limited Partnership) and a report dated February 2, 2001, on its compliance with laws and regulations.

/s/ Lou Ann Montey and Associates, P.C.
Certified Public Accountants

Austin, Texas
February 2, 2001

Lou Ann Montey and Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin, TX 78759
PHONE:  512-338-0044
FAX:  512-338-5395

                          INDEPENDENT AUDITORS' REPORT
                            -------------------------

To The Partners
Taylor Retirement, Ltd.-(A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Taylor Retirement, Ltd. (A Texas Limited Partnership) as of December 31, 2000 and 1999, and the related statements of income (loss) and partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Taylor Retirement, Ltd.- (A Texas Limited Partnership) as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with Generally Accepted Accounting Principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 6, 2001, on our consideration of the internal control structure of Taylor Retirement, Ltd.-(A Texas Limited Partnership)and a report dated February 6, 2001, on its compliance with laws and regulations.

/s/ Lou Ann Montey and Associates, P.C.
Certified Public Accountants

Austin, Texas
February 6, 2001

Lou Ann Montey and Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin, TX 78759
PHONE:  512-338-0044
FAX:  512-338-5395

                         INDEPENDENT AUDITORS' REPORT
                          --------------------------

To The Partners
Donna Retirement, Ltd.-(A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Donna Retirement, Ltd.- (A Texas Limited Partnership) as of December 31, 2000 and 1999, and the related statements of income (loss), partners' equity, and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Donna Retirement, Ltd.- (A Texas Limited Partnership) as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with Generally Accepted Accounting Principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 1, 2001, on our consideration of the internal control structure of Donna Retirement, Ltd.- (A Texas Limited Partnership)and a report dated February 1, 2001, on its compliance with laws and regulations.

/s/ Lou Ann Montey and Associates, P.C.
Certified Public Accountants

Austin, Texas
February 1, 2001

David G. Pelliccione, C.P.A., P.C.
340 Eisenhower Dr., Suite 220
Savannah, GA 31406
PHONE:  912-354-2334
FAX:  912-354-2443

                          INDEPENDENT AUDITORS' REPORT
                           --------------------------

To The Partners
Brooks Lane Apartments, L.P.

We have audited the accompanying balance sheets of BROOKS LANE APARTMENTS, L.P., as of December 31, 2000 and 1999 and the related statement of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BROOKS LANE APARTMENTS, L.P., as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 23, 2001, on our consideration of BROOKS LANE APARTMENTS, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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
February 23, 2001

David G. Pelliccione, C.P.A., P.C.
340 Eisenhower Dr., Suite 220
Savannah, GA 31406
PHONE:  912-354-2334
FAX:  912-354-2443

                       INDEPENDENT AUDITORS' REPORT
                        -------------------------

To The Partners
Brooks Field Apartments, L.P.

We have audited the accompanying balance sheets of BROOKS FIELD APARTMENTS, L.P., as of December 31, 2000 and 1999 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BROOKS FIELD APARTMENTS, L.P., as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 23, 2001, on our consideration of BROOKS FIELD APARTMENTS, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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
February 23, 2001

David G. Pelliccione, C.P.A., P.C.
340 Eisenhower Dr., Suite 220
Savannah, GA 31406
PHONE:  912-354-2334
FAX:  912-354-2443

                    INDEPENDENT AUDITORS' REPORT
                     -------------------------

To The Partners
Brooks Point Apartments, L.P.

We have audited the accompanying balance sheets of BROOKS POINT APARTMENTS, L.P., as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BROOKS POINT APARTMENTS, L.P., as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 23, 2001, on our consideration of BROOKS POINT APARTMENTS, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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
February 23, 2001

McCartney & Company, P.C.
2121 University Park Drive - Suite 150
Okemos, MI 48864
PHONE:  517-347-5000
FAX:  517-347-5007

                    INDEPENDENT AUDITORS' REPORT
                      ------------------------

Partners
Mariner Cove Apartments Limited Partnership
DeWitt, Michigan

We have audited the accompanying balance sheets of Mariner Cove Apartments Limited Partnership as of December 31, 2000 and 1999, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mariner Cove Apartments Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 12, 2001, on our consideration of Mariner Cove Apartments Limited Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report considering the results of our audit.

/s/ McCartney & Company, P.C.
Certified Public Accountants

March 12, 2001

Simmons and Clubb
410 S. Orchard, Suite 156
Boise, ID 83705
PHONE:  208-336-6800
FAX:  208-343-2381

                      INDEPENDENT AUDITORS' REPORT
                       -------------------------

General Partner
South Brenchley Housing Limited Partnership
Boise, Idaho

We have audited the accompanying balance sheets of South Brenchley Housing Limited Partnership as of December 31, 2000 and 1999, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Brenchley Housing Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 1, 2001, on our consideration of South Brenchley's internal control structure, and a report dated February 1, 2001, on its compliance with specific requirements applicable to major programs.

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
February 1, 2001

Gubler and Carter, P.C.
7001 South 900 East, Suite 240
Midvale, UT 84047
PHONE:  801-566-5866
FAX:  801-561-8693

                         INDEPENDENT AUDITORS' REPORT
                          --------------------------

TO THE PARTNERS
HOMESTEAD WEST LIMITED PARTNERSHIP

We have audited the accompanying balance sheets of Homestead West Limited Partnership, as of December 31, 2000 and 1999 and the related statements of income, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Homestead West Limited Partnership, as of December 31, 2000 and 1999 and the results of its operations, changes in partners' capital, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated February 13, 2001 on our consideration of Homestead West Limited Partnership's internal control and on its compliance with laws and regulations.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 13 through 15 is presented for purposes of additional analysis and is not a required part of the basic financial statements of Homestead West Limited Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Gubler and Carter, P.C.
Certified Public Accountants
Salt Lake City, Utah
February 13, 2001

Miller, Mayer, Sullivan & Stevens LLP
2365 Harrodsburg Rd.
Lexington, KY 40504-3399
PHONE:  859-223-3095
FAX:  859-223-2143

                     INDEPENDENT AUDITORS' REPORT
                      --------------------------

To the Partners                                   Rural Development
Louisa Senior Apartments, Ltd.                    Morehead, Kentucky

We have audited the accompanying balance sheets of Louisa Senior Apartments, Ltd., (a limited partnership) Case No. 20-064-407447188, as of December 31, 2000 and 1999 and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Louisa Senior Apartments, Ltd. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 2, 2001 on our consideration of Louisa Senior Apartments, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

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

/s/ Miller, Mayer, Sullivan & Stevens, LLP
Certified Public Accountants

Lexington, Kentucky
February 2, 2001

Miller, Mayer, Sullivan & Stevens LLP
2365 Harrodsburg Rd.
Lexington, KY 40504-3399
PHONE:  859-223-3095
FAX:  859-223-2143

                   INDEPENDENT AUDITORS' REPORT
                    --------------------------

To the Partners                                   Rural Development
Wells Hill Apartments,Ltd.                        Morehead, Kentucky

We have audited the accompanying balance sheets of Wells Hill Apartments, Ltd., (a limited partnership) Case No. 20-086-611204241, as of December 31, 2000 and 1999 and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Hill Apartments, Ltd. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 6, 2001 on our consideration of Wells Hill Apartments, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

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

/s/ Miller, Mayer, Sullivan & Stevens LLP
Certified Public Accountants

Lexington, Kentucky
February 6, 2001

Eide Bailly LLP
200 E. 10th Street S., Suite 500-P.O. Box 5126
Sioux Falls, SD 57117-5126
PHONE:  605-339-1999
FAX:  605-339-1306

                        INDEPENDENT AUDITORS' REPORT
                         --------------------------

The Partners
Lincoln, Ltd.
Pierre, South Dakota

We have audited the accompanying balance sheets of Lincoln, Ltd. (a limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lincoln, Ltd. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated January 25, 2001 on our consideration of Lincoln, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

/s/ Eide Bailly LLP
Certified Public Accountants

Sioux Falls, South Dakota
January 25, 2001

Eide Bailly LLP
200 E. 10th Street S., Suite 500-P.O. Box 5126
Sioux Falls, SD 57117-5126
PHONE:  605-339-1999
FAX:  605-339-1306

                        INDEPENDENT AUDITORS' REPORT
                         --------------------------

The Partners
Courtyard, Ltd.
Huron, South Dakota

We have audited the accompanying balance sheets of Courtyard, Ltd. (a limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Courtyard, Ltd. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 26, 2001, on our consideration of Courtyard, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

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
January 26, 2001

Brockway, Gersbach & Niemeier, P.C.
P.O. Box 4083
Temple, TX 76505-4083
PHONE:  254-773-9907
FAX:  254-773-1570

                        INDEPENDENT AUDITORS' REPORT
                         --------------------------

The Partners
Leander Housing 1990, Ltd.
Leander, Texas

We have audited the accompanying balance sheet of Leander Housing 1990, Ltd. (a Texas limited partnership) as of December 31, 2000 and 1999 and the related statements of operations, partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Leander Housing 1990, Ltd. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 25, 2001, on our consideration of Leander Housing 1990, Ltd.'s internal control and on its compliance with laws and regulations applicable to the financial statements.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 through 17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Year End Report/Analysis (Form FmHA 1930-8); the Statement of Actual Budget and Income (Form FmHA 1930-7) for the year ended December 31, 2000, and the Supplemental Data Required by the Rural Housing and Community Development Services, is presented for purposes of complying with the requirements of the Rural Housing and Community Development Services and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Brockway, Gersbach & Niemeier, P.C.
Certified Public Accountants

January 25, 2001

Johnson, Hickey & Murchison, P.C.
651 East Fourth Street, Suite 200
Chattanooga, TN 37403-1924
PHONE:  423-756-0052
FAX:  423-267-5945

                       INDEPENDENT AUDITORS' REPORT
                       ----------------------------

To the General Partners of
Pleasant Valley Apartments, L.P.:

We have audited the accompanying balance sheets of Pleasant Valley Apartments, L.P. as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pleasant Valley Apartments, L.P. as of December 31, 2000 and 1999, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 9, management has changed its method of computing depreciation for the year ended December 31, 1999.

In accordance with Government Auditing Standards, we have also issued our report dated January 19, 2001, on our consideration of the partnership's internal control structure over financial reporting and on its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Johnson, Hickey & Murchison, P.C.
Certified Public Accountants

January 19, 2001

Johnson, Hickey & Murchison, P.C.
651 East Fourth Street, Suite 200
Chattanooga, TN 37403-1924
PHONE:  423-756-0052
FAX:  423-267-5945

                       INDEPENDENT AUDITORS' REPORT
                         ------------------------

To the General Partners of
Brookwood Apartments, L.P.:

We have audited the accompanying balance sheets of Brookwood Apartments, L.P. as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brookwood Apartments, L.P. as of December 31, 2000 and 1999, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 9, management changed its method of computing depreciation for the year ended December 31, 1999.

In accordance with Government Auditing Standards, we have also issued our report dated January 17, 2001, on our consideration of the partnership's internal control over financial reporting and on its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Johnson, Hickey & Murchison, P.C.
Certified Public Accountants

January 17, 2001

Johnson, Hickey & Murchison, P.C.
651 East Fourth Street, Suite 200
Chattanooga, TN 37403-1924
PHONE:  423-756-0052
FAX:  423-267-5945

                       INDEPENDENT AUDITORS' REPORT
                        -------------------------

To the General Partners of
River Rest Apartments, L.P.:

We have audited the accompanying balance sheets of River Rest Apartments, L.P. as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of River Rest Apartments, L.P. as of December 31, 2000 and 1999, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 9, management has changed its method of computing depreciation for the year ended December 31, 1999.

In accordance with Government Auditing Standards, we have also issued our report dated January 23, 2001, on our consideration of the partnership's internal control over financial reporting and on its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Johnson, Hickey & Murchison, P.C.
Certified Public Accountants

January 23, 2001

Habif, Arogeti & Wynne, LLP
5565 Glenridge Connector, Suite 200
Atlanta, GA 30342
PHONE:  404-892-9651
FAX:   404-876-3913

                       INDEPENDENT AUDITORS' REPORT
                         -----------------------

To the Partners
Royston Elderly Housing, L.P.

We have audited the accompanying balance sheets of ROYSTON ELDERLY HOUSING, L.P. (USDA Rural Development Case No. 10-059-582088484), a limited partnership, as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ROYSTON ELDERLY HOUSING, L.P. as of December 31, 2000 and 1999, and the results of its operations, its changes in partners' equity (deficit), and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 25, 2001 on our consideration of ROYSTON ELDERLY HOUSING, L.P.'s internal control and a report dated January 25, 2001 on its compliance with laws and regulations applicable to the financial statements.

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
January 25, 2001

Leavitt, Christensen & Co.
9100 W. Blackeagle Drive
Boise, ID 83709
PHONE:  208-322-6769
FAX:  208-322-7307

                       INDEPENDENT AUDITORS' REPORT
                        -------------------------

Managing General Partner
Heritage Park Associates Limited Partnership
Boise, Idaho

We have audited the accompanying balance sheets of Heritage Park Associates Limited Partnership, as of December 31, 2000 and 1999, and the related statements of operations, partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heritage Park Associates Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated February 9, 2001 on our consideration of Heritage Park Associates Limited Partnership's internal control and on its compliance with laws and regulations.

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

February 9, 2001

Bob T. Robinson
2084 Dunbarton Drive
Jackson, MS 39216
PHONE:  601-982-3875
FAX: 601-982-3876

                       INDEPENDENT AUDITORS' REPORT
                        ---------------------------

To the Partners
Elderly Housing of Pontotoc, L.P.

I have audited the accompanying balance sheet of Elderly Housing of Pontotoc, L.P., (RD Case number 28-058-640818315), as of December 31, 2000 and 1999, and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Elderly Housing of Pontotoc, L.P. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued a report dated February 27, 2001 on my consideration of the partnership's internal control structure and a report dated February 27, 2001 on its compliance with laws and regulations.

My audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental information is presented for the purposes of additional analysis and is not a required part of the financial statements of Elderly Housing of Pontotoc, L.P. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in my opinion, is fairly presented in all material respects in relation to the financial statements taken as a whole.

The annual budgets of Elderly Housing of Pontotoc, L.P. included in the accompanying prescribed form RD 1930-7 (Rev 10-96) have not been compiled or examined by me, and, accordingly, I do not express an opinion or any other form of assurance on them.

/s/ Bob T. Robinson
Certified Public Accountant

February 27, 2001
Jackson, Mississippi

Donald W. Causey & Associates, P.C.
516 Walnut Street-P.O. Box 775
Gadsden, AL 35902
PHONE:  256-543-3707
FAX:   256-543-9800

                        INDEPENDENT AUDITORS' REPORT
                         --------------------------

To the Partners
Lakeshore II, Ltd.
Tuskegee, Alabama

We have audited the accompanying balance sheets of Lakeshore II, Ltd., a limited partnership, RHS Project No.: 01-044-631056927 as of December 31, 2000 and 1999, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeshore II, Ltd., RHS Project No.: 01-044-631056927 as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2000 and 1999, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 16, 2001 on our consideration of Lakeshore II, Ltd.'s, internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountants

Gadsden, Alabama
February 16, 2001

Donald W. Causey & Associates, P.C.
516 Walnut Street-P.O. Box 775
Gadsden, AL 35902
PHONE:  256-543-3707
FAX:  256-543-9800

                     INDEPENDENT AUDITORS' REPORT
                      -------------------------

To the Partners
Skyview Apartments, Ltd.
Troy, Alabama

We have audited the accompanying balance sheets of Skyview Apartments, Ltd., a limited partnership, RHS Project No.: 01-055-631086473 as of December 31, 2000 and 1999, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Skyview Apartments, Ltd., RHS Project No.: 01-055-631086473 as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2000 and 1999, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 17, 2001 on our consideration of Skyview Apartments, Ltd.'s., internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountants

Gadsden, Alabama
February 17, 2001

Donald W. Causey & Associates, P.C.
516 Walnut Street-P.O. Box 775
Gadsden, AL 35902
PHONE:  256-543-3707
FAX:  256-543-9800

                    INDEPENDENT AUDITORS' REPORT
                     ---------------------------

To the Partners
Meadowview Apartments, Ltd.
Greenville, Alabama

We have audited the accompanying balance sheets of Meadowview Apartments, Ltd., a limited partnership, as of December 31, 2000 and 1999, and the related statement of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meadowview Apartments, Ltd., as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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
February 25, 2001

Donald W. Causey & Associates, P.C.
516 Walnut Street-P.O. Box 775
Gadsden, AL 35902
PHONE:  256-543-3707
FAX:  256-543-9800

                      INDEPENDENT AUDITORS' REPORT
                       -------------------------

To the Partners
Applegate Apartments, Ltd.
Florence, Alabama

We have audited the accompanying balance sheets of Applegate Apartments, Ltd., a limited partnership, as of December 31, 2000 and 1999, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Applegate Apartments, Ltd., as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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
February 17, 2001

Donald W. Causey & Associates, P.C.
516 Walnut Street-P.O. Box 775
Gadsden, AL 35902
PHONE:  256-543-3707
FAX:  256-543-9800

                       INDEPENDENT AUDITORS' REPORT
                        --------------------------

To the Partners
Heatherwood Apartments, Ltd.
Alexander City, Alabama

We have audited the accompanying balance sheets of Heatherwood Apartments, Ltd., a limited partnership, as of December 31, 2000 and 1999, and the related statement of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heatherwood Apartments, Ltd., as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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
February 19, 2001

Turk & Giles, CPAs, P.C.
2026 Connecticut-P.O. Box 3766
Joplin, MO 64803
PHONE:  417-623-8666
FAX:  417-623-4075

                    INDEPENDENT AUDITORS' REPORT
                     -------------------------

To the Partners
Galena Seniors, L.P.
Joplin, Missouri 64804

We have audited the accompanying balance sheets of Galena Seniors, L.P. (a limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galena Seniors L.P. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 28, 2001 on our consideration of Galena Seniors, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws and regulations.

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

February 28, 2001

Turk & Giles, CPAs, P.C.
2026 Connecticut-P.O. Box 3766
Joplin, MO 64803
PHONE:  417-623-8666
FAX:  417-623-4075

                     INDEPENDENT AUDITORS' REPORT
                       -----------------------

To the Partners
Purdy Apartments, L.P.
Joplin, Missouri

We have audited the accompanying balance sheets of Purdy Apartments L.P. (a limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Purdy Apartments, L.P. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 28, 2001 on our consideration of Purdy Apartments, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws and regulations.

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

February 28, 2001

Turk & Giles, CPAs, P.C.
2026 Connecticut-P.O. Box 3766
Joplin, MO 64803
PHONE:  417-623-8666
FAX:  417-623-4075

                      INDEPENDENT AUDITORS' REPORT
                       --------------------------

To the Partners
Aurora Seniors, L.P.
Joplin, Missouri 64804

We have audited the accompanying balance sheets of Aurora Seniors, L.P. (a limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aurora Seniors L.P. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 27, 2001 on our consideration of Aurora Seniors, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws and regulations.

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

February 27, 2001

Turk & Giles, CPAs, P.C.
2025 Connecticut-P.O. Box 3766
Joplin, MO 64803
PHONE:  417-623-8666
FAX:  417-623-4075

                     INDEPENDENT AUDITORS' REPORT
                      --------------------------

To the Partners
Baxter Springs Seniors, L.P.
Joplin, Missouri 64804

We have audited the accompanying balance sheets of Baxter Springs Seniors, L.P. (a limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Baxter Springs Seniors L.P. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 27, 2001 on our consideration of Baxter Springs Seniors, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws and regulations.

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

February 27, 2001

Turk & Giles, CPAs, P.C.
2026 Connecticut-P.O. Box 3766
Joplin, MO 64803
PHONE:  417-623-8666
FAX:  417-623-4075

                          INDEPENDENT AUDITORS' REPORT
                            ------------------------

To the Partners
Marionville Seniors, L.P.
Joplin, Missouri 64804

We have audited the accompanying balance sheets of Marionville Seniors, L.P. (a limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marionville Seniors, L.P. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 28, 2001 on our consideration of Marionville Seniors, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws and regulations.

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

February 28, 2001

Suellen Doubet, CPA
226 East Cherokee
Wagoner, OK 74467
PHONE:  918-485-8085
FAX:  918-485-3092

                     INDEPENDENT AUDITORS' REPORT
                      -------------------------

To the Partners
of Cavalry Crossing:

I have audited the accompanying balance sheets of Cavalry Crossing (a Kansas Limited Partnership) as of December 31, 2000 and 1999 and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cavalry Crossing as of December 31, 2000, and December 31, 1999 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, I have also issued a report dated March 15, 2001 on my consideration of Cavalry Crossing's compliance and on internal control over financial reporting. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of my audit.

/s/ Suellen Doubet, CPA
Certified Public Accountant
Wagoner, OK 74467
March 15, 2001

Suellen Doubet, CPA
226 East Cherokee
Wagoner, OK 74467
PHONE:  918-485-8085
FAX:  918--485-3092

                   INDEPENDENT AUDITORS' REPORT
                     ------------------------

To the Partners
of Sycamore Landing:

I have audited the accompanying balance sheets of Sycamore Landing (a Kansas Limited Partnership) as of December 31, 2000, and 1999 and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sycamore Landing as of December 31, 2000, and 1999 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, I have also issued a report dated March 18, 2001 on my consideration of Sycamore Landing's compliance and on internal control over financial reporting. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of my audit.

/s/ Suellen Doubet, CPA
Certified Public Accountan
Wagoner, OK 74467
March 18, 2001

Suellen Doubet, CPA
226 East Cherokee
Wagoner, OK 74467
PHONE:  918-485-8085
FAX:  918-485-3092

                    INDEPENDENT AUDITORS' REPORT
                      ------------------------

To the Partners of
Parsons Village:

I have audited the accompanying balance sheets of Parsons Village (a Kansas Limited Partnership) as of December 31, 2000, and 1999 and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parsons Village as of December 31, 2000, and December 31, 1999 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, I have also issued a report dated March 20, 2001 on my consideration of Parsons Village's compliance and on internal control over financial reporting. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of my audit.

/s/ Suellen Doubet, CPA
Certified Public Accountant

Wagoner, OK 74467
March 20, 2001

David G. Pelliccione, C.P.A., P.C.
340 Eisenhower Drive, Suite 220
Savannah, GA 31406
PHONE:  912-354-2334
FAX:  912-354-2443

                       INDEPENDENT AUDITORS' REPORT
                         ------------------------

To The Partners
Brookstone Apartments, L.P.

We have audited the accompanying balance sheet of BROOKSTONE APARTMENTS, L.P., as of December 31, 2000 and 1999 and the related statement of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of The Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BROOKSTONE APARTMENTS, L.P. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 23, 2001, on our consideration of BROOKSTONE APARTMENTS, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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
February 23, 2001

David G. Pelliccione, C.P.A., P.C.
340 Eisenhower Drive, Suite 220
Savannah, GA 31406
PHONE:  912-354-2334
FAX:  912-354-2443

                     INDEPENDENT AUDITORS' REPORT
                      -------------------------

To The Partners
Brooks Hollow Apartments, L.P.

We have audited the accompanying balance sheet of BROOKS HOLLOW APARTMENTS, L.P., as of December 31, 2000 and 1999 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of The Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BROOKS HOLLOW APARTMENTS, L.P., as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 23, 2001, on our consideration of BROOKS HOLLOW APARTMENTS, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ David G. Pelliccione, C.P.A., P.C.
Certified Public Accountants
Savannah, Georgia
February 23, 2001

Fentress, Brown, CPAs & Associates, LLC
8001 Ravines Edge Court, Suite 112
Columbus, OH 43235-5421
PHONE:  614-825-0011
FAX:  614-825-0014

                     INDEPENDENT AUDITORS' REPORT
                       ------------------------

To the Partners of                                Rural Housing Service
Morningside Villa Limited Partnership             Servicing Office
DBA Morningside Villa Apartments                  Findlay, Ohio
Mansfield, Ohio

We have audited the accompanying balance sheets of Morningside Villa Limited Partnership (a limited partnership), DBA Morningside Villa Apartments, Case No. 41-033-341622448, as of December 31, 2000 and 1999, and the related income statements, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Morningside Villa Limited Partnership, DBA Morningside Villa Apartments, Case No. 41-033-341622448, at December 31, 2000 and 1999, and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 19, 2001, on our consideration of Morningside Villa Limited Partnership's internal control and a report dated January 19, 2001, on its compliance with specific requirements applicable to Rural Housing Service Programs.

/s/ Fentress, Brown, CPAs & Associates, LLC
Certified Public Accountants

Columbus, Ohio
January 19, 2001

Fentress, Brown, CPAs & Associates, LLC
8001 Ravines Edge Court, Suite 112
Columbus, OH 43235-5421
PHONE:  614-825-0011
FAX:   614-825-0014

                           INDEPENDENT AUDITORS' REPORT
                             -------------------------

To the Partners of                                 Rural Housing Service
Kenton Apartments Company Limited Partnership      Servicing Office
DBA Springbrook Commons                            Findlay, Ohio
Mansfield, Ohio

We have audited the accompanying balance sheets of Kenton Apartments Company Limited Partnership (a limited partnership), DBA Springbrook Commons, Case No. 41-033-0382999141, as of December 31, 2000 and 1999, and the related income statements, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kenton Apartments Company Limited Partnership, DBA Springbrook Commons, Case No. 41-033-0382999141, at December 31, 2000 and 1999, and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 19, 2001, on our consideration of Kenton Apartments Company Limited Partnership's internal control and a report dated January 19, 2001, on its compliance with specific requirements applicable to Rural Housing Service Programs.

/s/ Fentress, Brown, CPAs & Associates, LLC
Certified Public Accountants

Columbus, Ohio
January 19, 2001

Burrus, Paul & Turnbull, CPAs
1230 Crestar Bank Bldg.
Norfolk, VA 23510-2276
PHONE:  757-623-3236
FAX:  757-627-8603

                      INDEPENDENT AUDITORS' REPORT
                       -------------------------

To the Partners
Lovingston Ridge
(A Limited Partnership)
Yorktown, Virginia

We have audited the balance sheets of Lovingston Ridge (A Limited Partnership), as of December 31, 2000 and 1999, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lovingston Ridge (A Limited Partnership) as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Burrus, Paul & Turnbull CPAs
Certified Public Accountants

February 28, 2001

Henderson & Godbee, P.C.
3488 N. Valdosta Rd. - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE:  229-245-6040
FAX:  229-245-1669

                    INDEPENDENT AUDITORS' REPORT
                     --------------------------

To the Partners
Mt. Vernon Rental Housing, L.P.
Valdosta, Georgia

We have audited the accompanying balance sheets of Mt. Vernon Rental Housing, L.P. (a limited partnership), Federal ID No. 58-1965613, as of December 31, 2000 and 1999, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In accordance with Government Auditing Standards, we have also issued a report dated January 25, 2001 on our consideration of Mt. Vernon Rental Housing, L.P.'s internal control structure and a report dated January 25, 2001 on its compliance with laws and regulations.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 25, 2001

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

Ronald M. Diner, age 57, is President and a Director. He is a Senior Vice President of Raymond James & Associates, Inc., with whom he has been employed since June 1983. Mr. Diner received an MBA degree from Columbia University (1968) and a BS degree from Trinity College (1966). Prior to joining Raymond James & Associates, Inc., he managed the broker-dealer activities of Pittway Real Estate, Inc., a real estate development firm. He was previously a loan officer at Marine Midland Realty Credit Corp., and spent three years with Common, Dann & Co., a New York regional investment firm. He has served as a member of the Board of Directors of the Council for Rural Housing and Development, a national organization of developers, managers and syndicators of properties developed under the RECD Section 515 program, and is a member of the Board of Directors of the Florida Council for Rural Housing and Development. Mr. Diner has been a speaker and panel member at state and national seminars relating to the low-income housing credit.

J. Davenport Mosby, age 45, is a Vice President and a Director. He is a Senior Vice President of Raymond James & Associates, Inc. which he joined in 1982. Mr. Mosby received an MBA from the Harvard Business School (1982). He graduated magna cum laude with a BA from Vanderbilt University where he was elected to Phi Beta Kappa.

Sandra L. Furey, age 38, is Secretary, Treasurer. Ms. Furey has been employed by Raymond James & Associates, Inc. since 1980 and currently serves as Closing Administrator for the Gateway Tax Credit Funds.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

    Neither of the General Partners own any units of the outstanding securities of Gateway as of March 31, 2000. Ronald M. Diner, President of Raymond James Tax Credit Funds, Inc. owns 5 units of Series 7. None of the other directors and officers own any units of the outstanding securities of Gateway as of March 31, 2001.

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

  For the periods ended March 31, 2001, 2000, and 1999 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

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

	2001 ----	2000 ----	1999 ----
Series 7	$ 87,683	$ 87,952	$ 88,207
Series 8	91,364	91,655	91,933
Series 9	50,178	50,319	50,458
Series 10	34,212	34,309	34,427
Series 11	29,087 ---------	28,465 ---------	27,721 ---------
Total	$ 292,524 =========	$ 292,700 =========	$ 292,746 =========

  General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statement of Operations.
	2001 ----	2000 ----	1999 ----
Series 7	$ 16,312	$ 14,609	$ 13,177
Series 8	17,985	16,108	14,528
Series 9	10,038	8,991	8,109
Series 10	6,274	5,619	5,068
Series 11	5,019 ---------	4,495 ---------	4,054 ---------
Total	$ 55,628 =========	$ 49,822 =========	$ 44,936 =========

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

b. Reports filed on Form 8-K - NONE

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2000

SERIES 7
Apartment Properties
Partnership -----------	Location --------	# of Units ----------	Mortgage Loan Balance -------------

Nottingham
Cedar Hollow
Sunrise
Mountain City
Burbank
Washington
BrookStone
Tazewell
N. Irvine
Horton
Manchester
Waynesboro
Lakeland II
Mt. Vernon
Meadow Run
Spring Creek II
Warm Springs
Blue Ridge
Walnut
Pioneer
Dilley
Elsa
Clinch View
Jamestown
Leander
Louisa Sr.
Orchard Commons
Vardaman
Heritage Park
BrooksHollow
Cavalry Crossing
Carson City
Matteson
Pembroke
Robynwood
Atoka
Coalgate
Hill Creek
Cardinal

Pisgah, AL
Waterloo, NE
Mission, SD
Mountain City, TN
Falls City, NE
Bloomfield, NE
McCaysville, GA
New Tazewell, TN
Irvine, KY
Horton, KS
Manchester, GA
Waynesboro, GA
Lakeland, GA
Mt. Vernon, GA
Dawson, GA
Quitman, GA
Warm Springs, GA
Blue Ridge, GA
Elk Point, SD
Mountain View, AR
Dilley, TX
Elsa, TX
Gate City, VA
Jamestown, TN
Leander, TX
Louisa, KY
Crab Orchard, KY
Vardaman, MS
Paze, AZ
Jasper, GA
Ft. Scott, KS
Carson City, KS
Capa, KS
Pembroke, KY
Cynthiana, KY
Atoka, OK
Coalgate, OK
West Blocton, AL
Mountain Home. AR

18 24 44 40 24 24 40 44 24 24 42 24 30 24 48 24 22 41 24 48 28 40 42 40 36 36 12 24 32 40 40 24 24 16 24 24 24 24 32

584,430
761,126
2,026,746
1,315,656
805,030
798,587
1,202,134
1,403,685
791,138
768,149
1,209,100
675,202
834,696
743,062
1,433,365
670,896
675,759
1,096,980
822,290
1,208,659
723,905
1,037,148
1,463,625
1,223,272
915,959
1,196,466
357,765
732,704
1,244,210
1,185,906
1,419,133
790,459
764,577
513,876
784,140
681,795
681,033
778,921
152,759

----------- $36,474,343 ===========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2000

SERIES 7
Apartment Properties
Cost At Acquisition --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Net Improvements Capitalized Subsequent to Acquisition ----------------

Nottingham
Cedar Hollow
Sunrise
Mountain City
Burbank
Washington
BrookStone
Tazewell
N. Irvine
Horton
Manchester
Waynesboro
Lakeland II
Mt. Vernon
Meadow Run
Spring Creek II
Warm Springs
Blue Ridge
Walnut
Pioneer
Dilley
Elsa
Clinch View
Jamestown
Leander
Louisa Sr.
Orchard Commons
Vardaman
Heritage Park
BrooksHollow
Cavalry Crossing
Carson City
Matteson
Pembroke
Robynwood
Atoka
Coalgate
Hill Creek
Cardinal

21,070
25,000
30,000
67,000
25,000
30,000
45,000
75,000
27,600
15,615
40,000
45,310
30,000
19,500
20,000
40,000
45,000
0
20,000
30,000
30,000
40,000
99,000
53,800
46,000
90,000
28,789
15,000
199,000
67,155
82,300
86,422
28,438
22,000
35,000
16,000
22,500
29,337
24,207

695,113
889,355
837,000
1,345,826
595,780
401,435
176,183
834,811
696,407
641,460
243,179
107,860
149,453
156,335
241,802
117,323
196,691
234,193
112,079
1,092,918
847,755
1,286,910
409,447
436,875
1,063,200
449,409
452,556
93,877
1,243,700
183,029
894,246
354,778
556,314
190,283
315,110
819,334
806,005
622,291
650,852

3,279
42,347
1,658,387
190,387
387,642
541,460
1,241,162
786,107
297,024
275,465
1,192,250
664,328
830,194
724,691
1,483,038
651,152
581,636
1,104,950
878,947
222,729
12,508
14,784
1,266,613
1,013,184
5,912
970,578
(1,684)
796,817
132,246
1,189,801
807,946
517,376
354,031
411,021
661,574
0
0
316,600
106,377

	----------- $ 1,666,043 ===========	------------ $ 21,441,174 ============	----------- $22,332,859 ===========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2000

SERIES 7
Apartment Properties
Gross Amount At Which Carried At December 31, 2000 --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Total -----

Nottingham
Cedar Hollow
Sunrise
Mountain City
Burbank
Washington
BrookStone
Tazewell
N. Irvine
Horton
Manchester
Waynesboro
Lakeland II
Mt. Vernon
Meadow Run
Spring Creek II
Warm Springs
Blue Ridge
Walnut
Pioneer
Dilley
Elsa
Clinch View
Jamestown
Leander
Louisa Sr.
Orchard Commons
Vardaman
Heritage Park
BrooksHollow
Cavalry Crossing
Carson City
Matteson
Pembroke
Robynwood
Atoka
Coalgate
Hill Creek
Cardinal

21,070
27,097
31,702
67,000
37,000
53,933
45,000
75,000
27,600
15,615
49,455
34,500
29,600
19,500
40,000
30,000
20,000
0
62,700
34,414
30,000
40,000
99,000
53,800
133,549
90,000
28,789
15,000
199,000
67,000
94,118
40,028
39,000
22,000
35,000
16,000
22,500
29,337
24,207

698,392
929,605
2,493,685
1,536,213
971,422
918,962
1,417,345
1,620,918
993,431
916,925
1,425,974
782,998
980,047
881,026
1,704,840
778,475
803,327
1,339,143
948,326
1,311,233
860,263
1,301,694
1,676,060
1,450,059
981,563
1,419,987
450,872
890,694
1,375,946
1,372,985
1,690,374
918,548
899,783
601,304
976,684
819,334
806,005
938,891
757,229

719,462
956,702
2,525,387
1,603,213
1,008,422
972,895
1,462,345
1,695,918
1,021,031
932,540
1,475,429
817,498
1,009,647
900,526
1,744,840
808,475
823,327
1,339,143
1,011,026
1,345,647
890,263
1,341,694
1,775,060
1,503,859
1,115,112
1,509,987
479,661
905,694
1,574,946
1,439,985
1,784,492
958,576
938,783
623,304
1,011,684
835,334
828,505
968,228
781,436

	---------- $1,799,514 ==========	----------- $43,640,562 ===========	----------- $45,440,076 ===========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2000

SERIES 7
Apartment Properties
Partnership -----------	Accumulated Depreciation ------------------------	Depreciable Life ----------------

Nottingham
Cedar Hollow
Sunrise
Mountain City
Burbank
Washington
BrookStone
Tazewell
N. Irvine
Horton
Manchester
Waynesboro
Lakeland II
Mt. Vernon
Meadow Run
Spring Creek II
Warm Springs
Blue Ridge
Walnut
Pioneer
Dilley
Elsa
Clinch View
Jamestown
Leander
Louisa Sr.
Orchard Commons
Vardaman
Heritage Park
BrooksHollow
Cavalry Crossing
Carson City
Matteson
Pembroke
Robynwood
Atoka
Coalgate
Hill Creek
Cardinal

165,802
211,528
719,029
484,589
257,634
290,019
367,555
502,710
211,389
309,225
356,087
202,574
262,641
207,228
433,959
200,408
223,032
372,288
238,643
309,553
145,960
267,952
506,434
447,089
343,720
327,926
112,314
188,572
454,803
344,562
366,327
287,071
292,197
140,847
221,014
269,795
271,797
232,820
110,892

5.0-40.0
7.0-40.0
5.0-27.5
7.0-27.5
5.0-30.0
5.0-30.0
5.0-27.5
7.0-27.5
5.0-40.0
5.0-25.0
5.0-25.0
10.0-30.0
10.0-30.0
5.0-30.0
7.0-27.5
10.0-30.0
5.0-40.0
5.0-25.0
5.0-40.0
12.0-40.0
5.0-50.0
7.0-50.0
7.0-27.5
7.0-27.5
7.0-30.0
5.0-40.0
5.0-40.0
5.0-40.0
7.0-27.5
5.0-27.5
12.0-40.0
7.0-27.5
7.0-27.5
5.0-40.0
5.0-40.0
5.0-25.0
5.0-25.0
7.0-27.5
7.0-27.5

----------- $11,657,985 ===========

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2000

SERIES 8
Apartment Properties
Partnership -----------	Location --------	# of Units ----------	Mortgage Loan Balance -------------

Purdy
Galena
Antlers 2
Holdenville
Wetumka
Mariners Cove
Mariners Cove Sr.
Antlers
Bentonville
Deerpoint
Aurora
Baxter
Arbor Gate
Timber Ridge
Concordia Sr.
Mountainburg
Lincoln
Fox Ridge
Meadow View
Sheridan
Morningside
Grand Isle
Meadowview
Taylor
Brookwood
Pleasant Valley
Reelfoot
River Rest
Kirskville
Cimmaron
Kenton
Lovingston
Pontotoc
So. Brenchley
Hustonville
Northpoint
Brooks Field
Brooks Lane
Brooks Point
Brooks Run
Logan Heights
Lakeshore 2
Cottondale

Purdy, MO
Galena, KS
Antlers, OK
Holdenville, OK
Wetumka, OK
Marine City, MI
Marine City, MI
Antlers, OK
Bentonville, AR
Elgin, AL
Aurora, MO
Baxter Springs, KS
Bridgeport, AL
Collinsville, AL
Concordia, KS
Mountainburg, AR
Pierre, SD
Russellville, AL
Bridgeport, NE
Auburn, NE
Kenton, OH
Grand Isle, ME
Van Buren, AR
Taylor, TX
Gainesboro, TN
Lynchburg, TN
Ridgely, TN
Newport, TN
Kirksville, MO
Arco, ID
Kenton, OH
Lovingston, VA
Pontotoc, MS
Rexburg, ID
Hustonville, KY
Jackson, KY
Louisville, GA
Clayton, GA
Dahlonega, GA
Jasper, GA
Russellville, KY
Tuskegee, AL
Cottondale, FL

16 24 24 24 24 32 24 36 24 24 28 16 24 24 24 24 25 24 16 16 32 16 29 44 44 33 20 34 24 24 46 64 36 30 16 24 32 36 41 24 24 36 25

466,759
609,947
642,934
729,484
663,934
1,038,518
804,327
1,094,146
585,991
756,511
728,997
431,116
758,251
737,394
686,591
716,891
889,844
745,176
593,020
611,670
975,886
942,166
778,649
1,251,849
1,472,403
1,102,487
658,930
1,149,555
684,602
834,219
1,432,131
2,239,411
1,104,822
1,240,061
526,277
899,257
957,634
1,104,818
1,369,825
760,234
785,548
1,153,829
764,383

----------- $38,480,477 ===========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2000
SERIES 8	Cost At Acquisition --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Net Improvements Capitalized Subsequent to Acquisition ----------------

Purdy
Galena
Antlers 2
Holdenville
Wetumka
Mariners Cove
Mariners Cove Sr.
Antlers
Bentonville
Deerpoint
Aurora
Baxter
Arbor Gate
Timber Ridge
Concordia Sr.
Mountainburg
Lincoln
Fox Ridge
Meadow View
Sheridan
Morningside
Grand Isle
Meadowview
Taylor
Brookwood
Pleasant Valley
Reelfoot
River Rest
Kirskville
Cimmaron
Kenton
Lovingston
Pontotoc
So. Brenchley
Hustonville
Northpoint
Brooks Field
Brooks Lane
Brooks Point
Brooks Run
Logan Heights
Lakeshore 2
Cottondale

64,823
19,200
26,000
15,000
19,977
117,192
72,252
50,529
15,220
33,250
164,350
13,800
43,218
15,145
65,000
20,000
121,000
35,000
29,000
20,100
31,163
20,000
40,000
105,335
28,148
56,269
13,000
50,750
50,000
18,000
61,699
178,985
40,500
99,658
20,000
140,000
45,762
57,500
108,000
50,000
24,600
45,000
36,000

493,596
362,505
761,859
877,598
792,876
1,134,974
901,745
1,270,510
743,269
912,974
716,471
418,296
873,748
879,334
776,131
863,990
933,872
867,785
686,959
373,018
1,152,691
1,180,210
954,717
1,185,923
1,780,090
1,288,452
118,127
431,259
188,140
611,963
785,703
2,215,782
312,296
492,781
672,270
942,599
113,295
123,401
135,053
158,025
422,778
273,501
911,975

18,863
376,005
0
0
0
25,003
22,679
0
0
(13,750)
8,313
104,205
1,337
3,543
(14,742)
0
60,238
0
5,920
363,491
5,113
0
0
239,510
2,359
5,616
683,481
921,416
593,352
475,701
928,095
333,153
977,678
956,234
4,130
3,377
1,014,448
1,167,062
1,414,376
715,789
504,352
1,098,627
344

	---------- $2,280,425 ==========	----------- $32,092,541 ===========	----------- $13,005,318 ===========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2000

SERIES 8
Gross Amount At Which Carried At December 31, 2000 --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Total -----

Purdy
Galena
Antlers 2
Holdenville
Wetumka
Mariners Cove
Mariners Cove Sr.
Antlers
Bentonville
Deerpoint
Aurora
Baxter
Arbor Gate
Timber Ridge
Concordia Sr.
Mountainburg
Lincoln
Fox Ridge
Meadow View
Sheridan
Morningside
Grand Isle
Meadowview
Taylor
Brookwood
Pleasant Valley
Reelfoot
River Rest
Kirskville
Cimmaron
Kenton
Lovingston
Pontotoc
So. Brenchley
Hustonville
Northpoint
Brooks Field
Brooks Lane
Brooks Point
Brooks Run
Logan Heights
Lakeshore 2
Cottondale

65,351
82,599
26,000
15,000
19,977
122,656
87,718
50,529
15,220
19,500
165,130
45,275
43,218
15,145
65,000
20,000
132,188
35,000
29,000
32,300
31,163
20,000
40,000
105,335
28,148
56,269
13,827
52,062
50,000
6,000
61,699
194,772
40,500
99,658
20,000
140,000
45,761
57,500
108,000
50,366
24,600
45,000
36,000

511,931
675,111
761,859
877,598
792,876
1,154,513
908,958
1,270,510
743,269
912,974
724,004
491,026
875,085
882,877
761,389
863,990
982,922
867,785
692,879
724,309
1,157,804
1,180,210
954,717
1,425,433
1,782,449
1,294,068
800,781
1,351,363
781,492
1,099,664
1,713,798
2,533,148
1,289,974
1,449,015
676,400
945,976
1,127,744
1,290,463
1,549,429
873,448
927,130
1,372,128
912,319

577,282
757,710
787,859
892,598
812,853
1,277,169
996,676
1,321,039
758,489
932,474
889,134
536,301
918,303
898,022
826,389
883,990
1,115,110
902,785
721,879
756,609
1,188,967
1,200,210
994,717
1,530,768
1,810,597
1,350,337
814,608
1,403,425
831,492
1,105,664
1,775,497
2,727,920
1,330,474
1,548,673
696,400
1,085,976
1,173,505
1,347,963
1,657,429
923,814
951,730
1,417,128
948,319

	---------- $2,413,466 ==========	----------- $44,964,818 ===========	----------- $47,378,284 ===========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2000

SERIES 8
Apartment Properties
Partnership -----------	Accumulated Depreciation ------------------------	Depreciable Life ----------------

Purdy
Galena
Antlers 2
Holdenville
Wetumka
Mariners Cove
Mariners Cove Sr.
Antlers
Bentonville
Deerpoint
Aurora
Baxter
Arbor Gate
Timber Ridge
Concordia Sr.
Mountainburg
Lincoln
Fox Ridge
Meadow View
Sheridan
Morningside
Grand Isle
Meadowview
Taylor
Brookwood
Pleasant Valley
Reelfoot
River Rest
Kirskville
Cimmaron
Kenton
Lovingston
Pontotoc
So. Brenchley
Hustonville
Northpoint
Brooks Field
Brooks Lane
Brooks Point
Brooks Run
Logan Heights
Lakeshore 2
Cottondale

209,917
248,019
251,337
275,536
250,878
363,896
281,941
390,313
259,887
169,976
290,903
164,419
182,593
186,837
234,884
270,429
274,961
153,369
199,501
159,113
280,231
377,794
286,415
208,820
503,878
378,243
212,667
356,453
219,955
288,163
376,713
735,687
208,623
398,897
135,132
196,677
254,409
293,283
337,575
205,479
192,126
218,268
202,748

7.0-27.5
7.0-27.5
5.0-25.0
5.0-25.0
5.0-25.0
7.0-27.5
7.0-27.5
10.0-25.0
5.0-25.0
5.0-50.0
7.0-27.5
7.0-27.5
5.0-40.0
5.0-40.0
5.0-25.0
5.0-25.0
7.0-27.5
5.0-50.0
5.0-30.0
5.0-50.0
5.0-33.0
7.0-27.5
5.0-25.0
5.0-50.0
5.0-50.0
5.0-50.0
7.0-27.5
7.0-50.0
5.0-27.5
7.0-27.5
5.0-33.0
7.0-27.5
5.0-40.0
7.0-27.5
5.0-40.0
5.0-40.0
5.0-40.0
5.0-40.0
5.0-40.0
5.0-40.0
7.0-40.0
5.0-40.0
5.0-27.5

----------- $11,686,945 ===========

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2000

SERIES 9
Apartment Properties
Partnership -----------	Location --------	# of Units ----------	Mortgage Loan Balance -------------

Jay
Boxwood
Stilwell 3
Arbor Trace
Arbor Trace 2
Omega
Cornell 2
Elm Creek
Marionville
Lamar
Mt. Glen
Centreville
Skyview
Sycamore
Bradford
Cedar Lane
Stanton
Abernathy
Pembroke
Meadowview
Town Branch
Fox Run
Maple Street
Manchester

Jay, OK
Lexington, TX
Stilwell, OK
Lake Park, GA
Lake Park, GA
Omega, GA
Watertown, SD
Pierre, SD
Marionville, MO
Lamar, AR
Heppner, OR
Centreville, AL
Troy, AL
Coffeyville, KS
Cumberland, KY
London, KY
Stanton, KY
Abernathy, TX
Pembroke, KY
Greenville, AL
Mt. Vernon, KY
Ragland, AL
Emporium, PA
Manchester, GA

24 24 16 24 42 36 24 24 20 24 24 24 36 40 24 24 24 24 24 24 24 24 32 18

654,320
624,381
469,630
743,711
1,462,396
1,136,933
925,777
957,622
566,940
718,502
830,465
791,317
1,137,609
1,418,995
793,543
741,991
805,679
628,599
800,636
652,718
776,501
780,222
1,367,971
592,347

----------- $20,378,805 ===========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2000

SERIES 9
Apartment Properties
Cost At Acquisition --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Net Improvements Capitalized Subsequent to Acquisition ----------------

Jay
Boxwood
Stilwell 3
Arbor Trace
Arbor Trace 2
Omega
Cornell 2
Elm Creek
Marionville
Lamar
Mt. Glen
Centreville
Skyview
Sycamore
Bradford
Cedar Lane
Stanton
Abernathy
Pembroke
Meadowview
Town Branch
Fox Run
Maple Street
Manchester

	30,000 22,273 15,567 62,500 100,000 35,000 29,155 71,360 24,900 18,000 23,500 36,000 120,000 64,408 66,000 49,750 41,584 30,000 43,000 46,270 21,000 47,467 85,000 24,100	103,524 718,529 82,347 185,273 361,210 188,863 576,296 233,390 409,497 202,240 480,064 220,952 220,161 415,748 285,025 952,314 959,574 751,898 955,687 1,086,351 942,114 919,296 1,178,856 711,035	677,073 30,137 489,218 670,585 1,345,224 1,183,441 559,598 882,084 264,893 684,085 558,270 718,081 1,072,191 1,310,192 704,607 (6,783) 0 0 0 4,292 21,296 8,868 437,336 2,390
	---------- $1,106,834 ==========	----------- $13,140,244 ===========	----------- $11,617,078 ===========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2000

SERIES 9
Apartment Properties
Gross Amount At Which Carried At December 31, 2000 --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Total -----

Jay
Boxwood
Stilwell 3
Arbor Trace
Arbor Trace 2
Omega
Cornell 2
Elm Creek
Marionville
Lamar
Mt. Glen
Centreville
Skyview
Sycamore
Bradford
Cedar Lane
Stanton
Abernathy
Pembroke
Meadowview
Town Branch
Fox Run
Maple Street
Manchester

25,000 22,273 10,000 62,500 100,000 35,000 86,281 128,817 90,750 18,000 23,500 36,000 120,000 64,600 66,000 49,750 41,584 30,000 43,000 46,270 21,000 47,467 85,000 27,200

785,597
748,666
577,132
855,858
1,706,434
1,372,304
1,078,768
1,058,017
608,540
886,325
1,038,334
939,033
1,292,352
1,725,748
989,632
945,531
959,574
751,898
955,687
1,090,643
963,410
928,164
1,616,192
710,325

810,597
770,939
587,132
918,358
1,806,434
1,407,304
1,165,049
1,186,834
699,290
904,325
1,061,834
975,033
1,412,352
1,790,348
1,055,632
995,281
1,001,158
781,898
998,687
1,136,913
984,410
975,631
1,701,192
737,525

	---------- $1,279,992 ==========	----------- $24,584,164 ===========	----------- $25,864,156 ===========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2000

SERIES 9
Apartment Properties
Partnership -----------	Accumulated Depreciation ------------------------	Depreciable Life ----------------

Jay
Boxwood
Stilwell 3
Arbor Trace
Arbor Trace 2
Omega
Cornell 2
Elm Creek
Marionville
Lamar
Mt. Glen
Centreville
Skyview
Sycamore
Bradford
Cedar Lane
Stanton
Abernathy
Pembroke
Meadowview
Town Branch
Fox Run
Maple Street
Manchester

226,570 232,990 167,684 174,820 348,243 301,495 322,912 331,751 216,393 262,498 292,821 254,810 209,637 296,783 196,242 209,432 212,141 226,227 193,194 169,294 172,848 215,159 278,829 156,610

5.0-25.0
5.0-25.0
5.0-25.0
10.0-30.0
10.0-30.0
5.0-50.0
5.0-30.0
5.0-27.5
7.0-27.5
5.0-25.0
7.0-27.5
5.0-40.0
5.0-40.0
12.0-40.0
5.0-40.0
5.0-40.0
5.0-40.0
5.0-25.0
7.0-40.0
5.0-40.0
7.0-40.0
7.0-27.5
7.0-40.0
5.0-27.5

---------- $5,669,383 ==========

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2000

SERIES 10
Apartment Properties
Partnership -----------	Location --------	# of Units ----------	Mortgage Loan Balance -------------
Redstone Albany Oak Terrace Wellshill Applegate Heatherwood Peachtree Donna Wellsville Tecumseh Clay City Irvine West New Castle Stigler Courtyard	Challis, ID Albany, KY Bonifay, FL West Liberty, KY Florence, AL Alexander City, AL Gaffney, SC Donna, TX Wellsville, NY Tecumseh, NE Clay City, KY Irvine, KY New Castle, KY Stigler, OK Huron, SD	24 24 18 32 36 36 28 50 24 24 24 24 24 20 21	848,782 782,241 545,409 1,084,997 1,114,105 900,750 1,006,286 1,431,149 1,064,811 869,202 814,785 811,656 808,376 594,993 647,117
----------- $13,324,659 ===========

Cost At Acquisition --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Net Improvements Capitalized Subsequent to Acquisition ----------------
Redstone Albany Oak Terrace Wellshill Applegate Heatherwood Peachtree Donna Wellsville Tecumseh Clay City Irvine West New Castle Stigler Courtyard	24,000 39,500 27,200 75,000 125,000 55,000 25,000 112,000 38,000 20,000 22,750 25,000 40,575 24,000 12,000	747,591 990,162 633,284 1,270,844 1,467,675 1,551,679 1,021,466 1,661,889 1,286,389 1,038,151 998,334 1,060,585 971,520 730,056 465,936	359,960 6,225 5,104 0 245,962 5,077 26,001 6,187 14,954 20,755 3,292 3,961 10,216 0 290,904
	-------- $665,025 ========	----------- $15,895,561 ===========	-------- $998,598 ========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2000

SERIES 10
Apartment Properties
Gross Amount At Which Carried At December 31, 2000 --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Total -----
Redstone Albany Oak Terrace Wellshill Applegate Heatherwood Peachtree Donna Wellsville Tecumseh Clay City Irvine West New Castle Stigler Courtyard	7,600 39,500 27,200 75,000 125,000 55,000 25,000 112,000 38,000 20,000 22,750 25,000 40,575 24,000 71,331	1,123,951 996,387 638,388 1,270,844 1,713,637 1,556,756 1,047,467 1,668,076 1,301,343 1,058,906 1,001,626 1,064,546 981,736 730,056 697,509	1,131,551 1,035,887 665,588 1,345,844 1,838,637 1,611,756 1,072,467 1,780,076 1,339,343 1,078,906 1,024,376 1,089,546 1,022,311 754,056 768,840
	-------- $707,956 ========	----------- $16,851,228 ===========	----------- $17,559,184 ===========

Partnership -----------	Accumulated Depreciation ------------------------	Depreciable Life ----------------
Redstone Albany Oak Terrace Wellshill Applegate Heatherwood Peachtree Donna Wellsville Tecumseh Clay City Irvine West New Castle Stigler Courtyard	308,575 216,436 156,159 245,853 263,998 247,921 175,419 231,130 359,588 189,235 177,929 191,164 171,861 135,680 161,314	7.0-27.5 5.0-40.0 5.0-27.5 5.0-40.0 5.0-40.0 5.0-40.0 5.0-40.0 7.0-50.0 7.0-27.5 5.0-50.0 5.0-40.0 5.0-40.0 5.0-40.0 5.0-25.0 5.0-40.0
---------- $3,232,262 ==========

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2000

SERIES 11
Apartment Properties
Partnership -----------	Location --------	# of Units ----------	Mortgage Loan Balance -------------
Homestead Mountain Oak Eloy Gila Bend Creekstone Tifton Cass Towne Warsaw Royston Red Bud Cardinal Parsons	Pinetop, AZ Collinsville, AL Eloy, AZ Gila Bend, AZ Dallas, GA Tifton, GA Cartersville, GA Warsaw, VA Royston, GA Mokane, MO Mountain Home, AR Parsons, KS	32 24 24 36 40 36 10 56 25 8 32 38	1,318,051 688,589 649,386 973,164 983,497 929,409 127,417 2,671,085 745,917 239,462 99,660 1,094,793
----------- $10,520,430 ===========

Cost At Acquisition --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Net Improvements Capitalized Subsequent to Acquisition ----------------
Homestead Mountain Oak Eloy Gila Bend Creekstone Tifton Cass Towne Warsaw Royston Red Bud Cardinal Parsons	126,000 30,000 12,000 18,000 130,625 17,600 22,690 146,800 36,000 5,500 15,793 45,188	1,628,502 473,033 882,913 945,233 170,655 192,853 301,458 3,200,738 785,602 295,617 424,616 953,512	17,178 376,391 37,251 328,016 1,707,324 1,496,433 2,972 (11,075) 114,304 0 69,400 346,135
	-------- $606,196 ========	----------- $10,254,732 ===========	---------- $4,484,330 ==========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2000

SERIES 11
Apartment Properties
Gross Amount At Which Carried At December 31, 2000 --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Total -----
Homestead Mountain Oak Eloy Gila Bend Creekstone Tifton Cass Towne Warsaw Royston Red Bud Cardinal Parsons	126,000 30,000 12,000 18,000 130,650 17,327 22,690 146,800 36,000 5,500 15,793 38,437	1,645,680 849,424 920,164 1,273,249 1,877,954 1,689,559 304,430 3,189,663 899,906 295,617 494,016 1,306,398	1,771,680 879,424 932,164 1,291,249 2,008,604 1,706,886 327,120 3,336,463 935,906 301,117 509,809 1,344,835
	-------- $599,197 ========	----------- $14,746,061 ===========	----------- $15,345,258 ===========

Partnership -----------	Accumulated Depreciation ------------------------	Depreciable Life ----------------
Homestead Mountain Oak Eloy Gila Bend Creekstone Tifton Cass Towne Warsaw Royston Red Bud Cardinal Parsons	283,447 203,094 215,122 301,668 355,670 218,300 49,716 644,922 168,436 40,954 72,346 178,127	5.0-40.0 5.0-27.5 5.0-27.5 5.0-40.0 7.0-27.5 5.0-25.0 7.0-27.5 7.0-27.5 7.0-40.0 7.0-40.0 7.0-27.5 12.0-40.0
---------- $2,731,802 ==========

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2000
GATEWAY TAX CREDIT FUND III LTD.
NOTES TO SCHEDULE III

SERIES 7

Balance at beginning of period -
December 31, 1999
  Additions during period:
  Acquisitions through foreclosure
  Other acquisitions
  Improvements, etc.
  Other

 Deductions during period:
  Cost of real estate sold
  Other

	$ 0 106,331 0 0 --------- 0 0 ---------	$ 45,333,745 106,331 0 -----------
Balance at end of period - December 31, 2000		$ 45,440,076 ============

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 1999 Current year expense Less Accumulated Depreciation of real estate sold Other	$ 10,191,396 1,466,589 0 0 -----------
Balance at end of period - December 31, 2000	$ 11,657,985 ============

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2000
GATEWAY TAX CREDIT FUND III LTD.
NOTES TO SCHEDULE III

Series 8

Balance at beginning of period -
December 31, 1999
 Additions during period:
  Acquisitions through foreclosure
  Other acquisitions
  Improvements, etc.
  Other

 Deductions during period:
  Cost of real estate sold
  Other

	$ 0 71,000 0 0 ------- 2,480 0 -------	$ 47,309,764 71,000 (2,480) ----------
Balance at end of period - December 31, 2000		$ 47,378,284 ============

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 1999 Current year expense Less Accumulated Depreciation of real estate sold Other	$ 10,111,399 1,578,026 (2,480) 0 ----------
Balance at end of period - December 31, 2000	$ 11,686,945 ============

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2000
GATEWAY TAX CREDIT FUND III LTD.
NOTES TO SCHEDULE III

Series 9

Balance at beginning of period -
December 31, 1999
 Additions during period:
  Acquisitions through foreclosure
  Other acquisitions
  Improvements, etc.
  Other

 Deductions during period:
  Cost of real estate sold
  Other

	$ 0 38,698 0 0 -------- 0 0 --------	$ 25,825,458 38,698 0 ----------
Balance at end of period - December 31, 2000		$25,864,156 ============

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 1999 Current year expense Less Accumulated Depreciation of real estate sold Other	4,837,043 832,340 0 0 -----------
Balance at end of period - December 31, 2000	$ 5,669,383 ============

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2000
GATEWAY TAX CREDIT FUND III LTD.
NOTES TO SCHEDULE III

Series 10

Balance at beginning of period -
December 31, 1999
 Additions during period:
  Acquisitions through foreclosure
  Other acquisitions
  Improvements, etc.
  Other

 Deductions during period:
  Cost of real estate sold
  Other

	$ 0 58,653 0 2 -------- 0 0 --------	$ 17,500,529 58,655 0 ----------
Balance at end of period - December 31, 2000		$ 17,559,184 ============

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 1999 Current year expense Less Accumulated Depreciation of real estate sold Other	$ 2,735,822 496,438 0 2 -----------
Balance at end of period - December 31, 2000	$ 3,232,262 ============

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2000
GATEWAY TAX CREDIT FUND III LTD.
NOTES TO SCHEDULE III

Series 11

Balance at beginning of period -
December 31, 1999
 Additions during period:
  Acquisitions through foreclosure
  Other acquisitions
  Improvements, etc.
  Other

 Deductions during period:
  Cost of real estate sold
  Other

	$ 0 50,231 0 0 -------- 1,557 0 --------	$ 15,296,584 50,231 (1,557) -----------
Balance at end of period - December 31, 2000		$ 15,345,258 ===========

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 1999 Current year expense Less Accumulated Depreciation of real estate sold Other	$ 2,218,007 515,352 (1,557) 0 ------------
Balance at end of period - December 31, 2000	$ 2,731,802 ===========

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2000

SERIES 7
PARTNERSHIP -----------	# OF UNITS -----	BALANCE -------	INTEREST RATE --------	MONTHLY DEBT SERVICE -------	TERM (YEARS) ------

Nottingham
Cedar Hollow
Sunrise
Mountain City
Burbank
Washington
BrookStone
Tazewell
N. Irvine
Horton
Manchester
Waynesboro
Lakeland II
Mt. Vernon
Meadow Run
Spring Creek II
Warm Springs
Blue Ridge
Walnut
Pioneer
Dilley
Elsa
Clinch View
Jamestown
Leander
Louisa Sr.
Orchard Commons
Vardaman
Heritage Park
BrooksHollow
Cavalry Crossing
Carson City
Matteson
Pembroke
Robynwood
Atoka
Coalgate
Hill Creek
Cardinal

18 24 44 40 24 24 40 44 24 24 42 24 30 24 48 24 22 41 24 48 28 40 42 40 36 36 12 24 32 40 40 24 24 16 24 24 24 24 32

584,430
761,126
2,026,746
1,315,656
805,030
798,587
1,202,134
1,403,685
791,138
768,149
1,209,100
675,202
834,696
743,062
1,433,365
670,896
675,759
1,096,980
822,290
1,208,659
723,905
1,037,148
1,463,625
1,223,272
915,959
1,196,466
357,765
732,704
1,244,210
1,185,906
1,419,133
790,459
764,577
513,876
784,140
681,795
681,033
778,921
152,759
----------
$36,474,343
===========

7.75%
7.75%
7.25%
7.75%
8.25%
8.25%
6.50%
7.25%
7.75%
7.75%
6.50%
6.50%
7.25%
6.50%
6.50%
6.50%
7.25%
7.25%
7.75%
8.25%
8.25%
7.75%
8.75%
7.25%
7.75%
7.25%
7.75%
7.25%
7.75%
6.50%
7.75%
7.25%
7.25%
7.25%
7.25%
7.25%
7.25%
6.50%
6.50%

4,041
5,115
12,842
8,853
5,725
5,674
6,970
8,916
5,311
5,160
6,991
3,899
5,290
4,294
8,284
3,835
4,276
2,372
5,528
8,516
5,143
6,976
11,046
7,770
6,755
7,622
2,676
4,634
8,360
6,854
9,545
5,005
4,845
3,296
5,078
4,392
4,384
4,491
948

50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2000

SERIES 8
PARTNERSHIP -----------	# OF UNITS -----	BALANCE -------	INTEREST RATE --------	MONTHLY DEBT SERVICE -------	TERM (YEARS) ------

Purdy
Galena
Antlers 2
Holdenville
Wetumka
Mariners Cove
Mariners Cove Sr.
Antlers
Bentonville
Deerpoint
Aurora
Baxter
Arbor Gate
Timber Ridge
Concordia Sr.
Mountainburg
Lincoln
Fox Ridge
Meadow View
Sheridan
Morningside
Grand Isle
Meadowview
Taylor
Brookwood
Pleasant Valley
Reelfoot
River Rest
Kirksville
Cimmaron
Kenton
Lovingston
Pontotoc
So. Brenchley
Hustonville
Northpoint
Brooks Field
Brooks Lane
Brooks Point
Brooks Run
Logan Heights
Lakeshore 2
Cottondale

16 24 24 24 24 32 24 36 24 24 28 16 24 24 24 24 25 24 16 16 32 16 29 44 44 33 20 34 24 24 46 64 36 30 16 24 32 36 41 24 24 36 25

466,759
609,947
642,934
729,484
663,934
1,038,518
804,327
1,094,146
585,991
756,511
728,997
431,116
758,251
737,394
686,591
716,891
889,844
745,176
593,020
611,670
975,886
942,166
778,649
1,251,849
1,472,403
1,102,487
658,930
1,149,555
684,602
834,219
1,432,131
2,239,411
1,104,822
1,240,061
526,277
899,257
957,634
1,104,818
1,369,825
760,234
785,548
1,153,829
764,383
----------
$38,480,477 ===========

7.75%
7.25%
7.25%
6.50%
6.50%
7.25%
7.25%
7.25%
7.75%
7.75%
7.25%
6.50%
6.50%
7.25%
6.50%
6.50%
8.25%
7.25%
7.25%
8.25%
7.25%
8.25%
7.25%
7.50%
6.50%
7.25%
7.25%
7.25%
7.25%
10.75%
7.25%
7.00%
7.25%
7.25%
6.50%
7.25%
7.25%
7.25%
7.25%
7.25%
7.25%
7.75%
7.75%

5,242
6,410
4,174
4,267
3,911
6,572
5,105
6,938
4,835
5,250
7,652
4,086
4,380
4,679
3,963
4,162
6,330
4,732
3,757
3,527
6,177
6,703
5,243
7,223
8,499
6,978
4,234
7,256
4,320
4,905
9,045
12,917
6,927
7,728
3,062
5,700
6,046
6,954
8,613
4,786
4,960
7,716
5,115

50 50 50 50 50 50 50 50 45 50 50 50 50 50 50 50 50 50 50 50 50 50 39 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2000

SERIES 9
PARTNERSHIP -----------	# OF UNITS -----	BALANCE -------	INTEREST RATE --------	MONTHLY DEBT SERVICE -------	TERM (YEARS) ------

Jay
Boxwood
Stilwell 3
Arbor Trace
Arbor Trace 2
Omega
Cornell 2
Elm Creek
Marionville
Lamar
Mt. Glen
Centreville
Skyview
Sycamore
Bradford
Cedar Lane
Stanton
Abernathy
Pembroke
Meadowview
Town Branch
Fox Run
Maple Street
Manchester

24 24 16 24 42 36 24 24 20 24 24 24 36 40 24 24 24 24 24 24 24 24 32 18

654,320
624,381
469,630
743,711
1,462,396
1,136,933
925,777
957,622
566,940
718,502
830,465
791,317
1,137,609
1,418,995
793,543
741,991
805,679
628,599
800,636
652,718
776,501
780,222
1,367,971
592,347
---------
$20,378,805
===========

			7.25% 6.50% 7.25% 7.25% 7.25% 7.25% 7.25% 7.25% 6.50% 7.25% 6.50% 7.25% 7.25% 7.25% 7.03% 6.50% 7.25% 6.50% 7.25% 0.50% 7.25% 6.50% 7.25% 7.25%	4,167 3,666 3,038 4,700 9,235 7,193 5,862 6,060 5,308 4,593 4,797 4,998 7,199 8,979 5,008 4,383 5,120 3,673 5,070 3,006 4,973 4,510 8,632 3,740	50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 20 50 50 50 50

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2000

SERIES 10
PARTNERSHIP -----------	# OF UNITS -----	BALANCE -------	INTEREST RATE --------	MONTHLY DEBT SERVICE -------	TERM (YEARS) ------
Redstone Albany Oak Terrace Wellshill Applegate Heatherwood Peachtree Donna Wellsville Tecumseh Clay City Irvine West New Castle Stigler Courtyard	24 24 18 32 36 36 28 50 24 24 24 24 24 20 21	848,782 782,241 545,409 1,084,997 1,114,105 900,750 1,006,286 1,431,149 1,064,811 869,202 814,785 811,656 808,376 594,993 647,117 --------- $13,324,659 ===========	6.50% 6.50% 6.50% 7.25% 0.50% 0.50% 7.25% 6.50% 6.50% 7.25% 7.25% 7.25% 7.25% 7.25% 6.50%	4,905 4,570 3,150 6,843 4,937 4,301 6,379 8,252 6,316 5,481 5,158 5,137 5,131 3,764 3,729	50 50 50 50 20 20 50 50 50 50 50 50 50 50 50

SERIES 11
PARTNERSHIP -----------	# OF UNITS -----	BALANCE -------	INTEREST RATE --------	MONTHLY DEBT SERVICE -------	TERM (YEARS) ------
Homestead Mountain Oak Eloy Gila Bend Creekstone Tifton Cass Towne Warsaw Royston Red Bud Cardinal Parsons	32 24 24 36 40 36 10 56 25 8 32 38	1,318,051 688,589 649,386 973,164 983,497 929,409 127,417 2,671,085 745,917 239,462 99,660 1,094,793 --------- $10,520,430 ===========	6.50% 8.00% 6.00% 8.00% 11.00% 0.00% 3.00% 6.50% 6.75% 7.25% 6.50% 8.00%	7,411 2,745 3,460 6,428 5,235 2,077 1,417 15,387 4,414 1,458 1,348 6,243	50 50 50 50 30 42 10 50 50 50 50 50

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

                                GATEWAY TAX CREDIT FUND III LTD.
                                (A Florida Limited Partnership)
                                By: Raymond James Tax Credit Funds, Inc.
                                Raymond James Tax Credit Funds, Inc.

Date: July 31, 2001             By:/s/ Ronald M. Diner
                                Ronald M. Diner
                                President

Date: July 31, 2001             By:/s/ Sandra L. Furey
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

                               GATEWAY TAX CREDIT FUND III LTD.
                               (A Florida Limited Partnership)
                               By: Raymond James Tax Credit Funds, Inc.
                               Managing General Partner

Date: July 31, 2001            By:/s/ Ronald M. Diner
                               Ronald M. Diner
                               President

Date: July 31, 2001            By:/s/ Sandra L. Furey
                               Sandra L. Furey
                               Secretary and Treasurer