Form 10-Q
period 2001-06-30
GATEWAY TAX CREDIT FUND III LTD
filed 2001-08-17
CIK 881716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended                 June 30, 2001

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
     Title of Each Class                                      June 30, 2001
  Units of Limited Partnership
  Interest:  $1,000 per unit                                      33,799

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II, 2000 Form 10-K, filed with the
Securities and Exchange Commission on July 14, 2001
Parts III and IV - Form S-11 Registration Statement
and all amendments and supplements thereto
File No. 33-44238

PART I - Financial Information
   Item 1. Financial Statements

GATEWAY TAX CREDIT FUND III LTD.
 (A Florida Limited Partnership)
BALANCE SHEETS

SERIES 7	JUNE 30, 2001 ------- (Unaudited)	MARCH 31, 2001 ------- (Audited)

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
at June 30, 2001 and March 31, 2001)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

 $   355,205
57,749
-----------
412,954

331,467
1,682,863
-----------
$ 2,427,284
===========

$    58,432
-----------
58,432
-----------

376,865
-----------

2,063,345
(71,358)
-----------
1,991,987
-----------
$ 2,427,284
===========

$  353,838
56,801
-----------
410,639

325,585
1,773,751
-----------
$2,509,975
===========

  $   57,117
-----------
57,117
-----------

356,584
-----------

2,166,589
(70,315)
-----------
2,096,274
-----------
$2,509,975
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
 (A Florida Limited Partnership)
BALANCE SHEETS

SERIES 8	JUNE 30, 2001 ------- (Unaudited)	MARCH 31, 2001 ------- (Audited)

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

Partners' Equity (Deficit):
Limited Partners (10,395 units for Series
7, 9,980 for Series 8, 6,254 for Series 9,
5,043 for Series 10 and 5,127 for Series
11 at June 30, 2001 and March 31, 2001)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

 $  446,471
53,010
-----------
499,481

315,217
834,594
-----------
$1,649,292
===========
$   49,743
-----------
49,743
-----------

433,688
-----------

1,241,827
(75,966)
-----------
1,165,861
-----------
$1,649,292
===========

$  447,343
52,185
----------
499,528

309,940
940,463
----------
$1,749,931
 ==========
$   48,367
----------
48,367
----------

412,655
----------

1,363,645
(74,736)
-----------
1,288,909
-----------
$1,749,931
  ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
 (A Florida Limited Partnership)
BALANCE SHEETS

SERIES 9	JUNE 30, 2001 ------- (Unaudited)	MARCH 31, 2001 ------- (Audited)

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
2001 and March 31, 2001)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  234,695
32,877
-----------
267,572

214,873
1,792,352
-----------
$2,274,797
===========

$   28,465
-----------
28,465
-----------

258,768
-----------

2,022,525
(34,961)
-----------
1,987,564
-----------
$2,274,797
===========

 $  232,688
32,416
----------
265,104

211,626
1,874,596
-----------
$2,351,326
===========
$   27,514
-----------
27,514
-----------

247,323
-----------

2,110,561
(34,072)
-----------
2,076,489
-----------
$2,351,326
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
 (A Florida Limited Partnership)
BALANCE SHEETS

SERIES 10	JUNE 30, 2001 ------- (Unaudited)	MARCH 31, 2001 ------- (Audited)

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

Partners' Equity (Deficit):
Limited Partners (10,395 units for Series 7,
9,980 for Series 8, 6,254 for Series 9,
5,043 for Series 10 and 5,127 for Series 11
at June 30, 2001 and March 31, 2001)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

 $  238,357
25,131
-----------
263,488

180,008
2,381,108
-----------
$2,824,604
===========

$   30,338
-----------
30,338
-----------

72,385
-----------

2,738,842
(16,961)
-----------
2,721,881
-----------
$2,824,604
===========

236,522
24,731
-----------
261,253

176,929
 2,451,287
-----------
$2,889,469
===========

$   30,195
-----------
30,195
-----------

64,462
-----------

2,811,044
(16,232)
-----------
2,794,812
-----------
$2,889,469
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
 (A Florida Limited Partnership)
BALANCE SHEETS

SERIES 11	JUNE 30, 2001 ------- (Unaudited)	MARCH 31, 2001 ------- (Audited)

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
30, 2001 and March 31, 2001)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

 $  252,824
26,886
-----------
279,710

201,440
3,293,925
-----------
$3,775,075
===========
$   29,342
-----------
29,342
-----------

26,264
-----------

3,728,265
(8,796)
-----------
3,719,469
-----------
$3,775,075
===========

$  244,339
26,421
-----------
270,760

197,772
3,328,681
-----------
$3,797,213
============

$   29,452
-----------
29,452
-----------

19,496
-----------

3,756,773
(8,508)
-----------
3,748,265
-----------
$3,797,213
============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
 (A Florida Limited Partnership)
BALANCE SHEETS

TOTAL SERIES 7 - 11	JUNE 30, 2001 ------- (Unaudited)	MARCH 31, 2001 ------- (Audited)

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
2001 and March 31, 2001)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

 $ 1,527,552
195,653
-----------
1,723,205

1,243,005
9,984,842
-----------
$12,951,052
===========

$   196,320
-----------
196,320
-----------

1,167,970
-----------

11,794,804
(208,042)
-----------
11,586,762
-----------
$12,951,052
===========

$ 1,514,730
192,554
------------
1,707,284

1,221,852
10,368,778
------------
$13,297,914
============

$   192,645
-----------
192,645
-----------

1,100,520
-----------

12,208,612
(203,863)
------------
12,004,749
------------
$13,297,914
============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
 (A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)

SERIES 7	2001 ----	2000 ----

Revenues:
  Interest Income

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses
 of Project Partnerships
Equity in Losses of Project
  Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership
Units

Number of Limited Partnership Units
Outstanding

$   10,331
-----------

21,921

4,701
5,679
1,606
-----------
33,907
-----------

(23,576)

(80,711)
----------
$ (104,287)
===========

$ (103,244)
(1,043)
-----------
$ (104,287)
===========

$    (9.93)
===========

10,395
===========

$   11,720
-----------

21,988

3,257
3,255
3,549
-----------
32,049
-----------

(20,329)

(160,031)
-----------
$ (180,360)
===========

$ (178,556)
(1,804)
-----------
$ (180,360)
===========

$   (17.18)
===========

10,395
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
 (A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)

SERIES 8	2001 ----	2000 ----

Revenues:
  Interest Income

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses
 of Project Partnerships
Equity in Losses of Project
 Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners
Net Loss Per Number of Limited
Partnership Units

Number of Limited Partnership Units
Outstanding

$ 10,503
----------

22,841

5,183
6,195
1,847
-----------
36,066
-----------

(25,563)

(97,485)
----------
$(123,048)
===========

$(121,818)
(1,230)
-----------
$(123,048)
===========

$  (12.21)
===========

9,980
===========

$ 12,359
----------

22,914

3,591
3,343
2,264
----------
32,112
----------

(19,753)

(148,295)
----------
$(168,048)
===========

$(166,368)
(1,680)
-----------
$(168,048)
===========

$  (16.67)
===========

9,980
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
 (A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)

SERIES 9	2001 ----	2000 ----

Revenues:
  Interest Income

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses
 of Project Partnerships
Equity in Losses of Project
 Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership
Units

Number of Limited Partnership Units
Outstanding

$   6,012
----------

12,545

2,893
3,602
1,138
----------
20,178
----------

(14,166)

(74,759)
----------
$ (88,925)
==========

$ (88,036)
(889)
----------
$ (88,925)
==========

$  (14.08)
==========

6,254
==========

$   6,832
----------

12,580

2,004
2,166
1,430
----------
18,180
----------

(11,348)

(145,803)
----------
$(157,151)
==========

$(155,579)
(1,572)
----------
$(157,151)
==========

$  (24.88)
==========

6,254
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
 (A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)

SERIES 10	2001 ----	2000 ----

Revenues:
  Interest Income

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses
 of Project Partnerships
Equity in Losses of Project
 Partnerships

Net Loss

Allocation of Net Loss:
Limited Partners
General Partners

Net Loss Per Number of Limited Partnership
Units

Number of Limited Partnership Units
Outstanding

$   5,814
----------

8,553

1,808
2,356
1,405
----------
14,122
----------

(8,308)

(64,623)
----------
$ (72,931)
==========

$ (72,202)
(729)
----------
$ (72,931)
==========

$  (14.32)
==========

5,043
==========

$   6,779
----------

8,577

1,253
1,555
1,405
----------
12,790
----------

(6,011)

(96,387)
---------
$(102,398)
==========

$(101,374)
(1,024)
----------
$(102,398)
==========

$  (20.10)
==========

5,043
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
 (A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)

SERIES 11	2001 ----	2000 ----

Revenues:
  Interest Income

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses
 of Project Partnerships
Equity in Losses of Project
 Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership
Units

Number of Limited Partnership Units
Outstanding

$  6,582
----------

7,272

1,446
1,957
2,073
----------
12,748
----------

(6,166)

(22,630)
----------
$(28,796)
==========

$(28,508)
(288)
-----------
$(28,796)
===========

$  (5.56)
===========

5,127
===========

$  7,456
----------

7,116

1,002
1,564
2,073
----------
11,755
----------

(4,299)

(61,533)
----------
$(65,832)
==========

$(65,174)
(658)
----------
$(65,832)
==========

$ (12.71)
==========

5,127
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
 (A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)

TOTAL SERIES 7 - 11	2001 ----	2000 ----

Revenues:
  Interest Income

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses
 of Project Partnerships
Equity in Losses of Project
 Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

$ 39,242 ---------- 73,132 16,031 19,789 8,069 ---------- 117,021 ---------- (77,779) (340,208) ---------- $(417,987) =========== $(413,808) (4,179) ----------- $(417,987) ===========	$ 45,146 --------- 73,175 11,107 11,883 10,721 --------- 106,886 --------- (61,740) (612,049) -------- $(673,789) ========== $(667,051) (6,738) ----------- $(673,789) ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
 (A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000:

SERIES 7	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2000 Net Loss Balance at June 30, 2000 Balance at March 31, 2001 Net Loss Balance at June 30, 2001	$ 2,670,270 (178,556) ----------- $ 2,491,714 ============ $ 2,166,589 (103,244) ----------- $ 2,063,345 ============	$ (65,227) (1,804) ----------- $ (67,031) ============ $ (70,315) (1,043) ----------- $ (71,358) ============	$ 2,605,043 (180,360) ----------- $ 2,424,683 ============ $ 2,096,274 (104,287) ----------- $ 1,991,987 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000:

SERIES 8	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2000 Net Loss Balance at June 30, 2000 Balance at March 31, 2001 Net Loss Balance at June 30, 2001	$ 1,898,013 (166,368) ----------- $ 1,731,645 ============ $ 1,363,645 (121,818) ----------- $ 1,241,827 ============	$ (69,338) (1,680) ----------- $ (71,018) =========== $ (74,736) (1,230) ----------- $ (75,966) ===========	$ 1,828,675 (168,048) ----------- $ 1,660,627 =========== $ 1,288,909 (123,048) ----------- $ 1,165,861 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
 (A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000:

SERIES 9	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2000 Net Loss Balance at June 30, 2000 Balance at March 31, 2001 Net Loss Balance at June 30, 2001	$ 2,563,166 (155,579) ----------- $ 2,407,587 =========== $ 2,110,561 (88,036) ----------- $ 2,022,525 ===========	$ (29,500) (1,572) ----------- $ (31,072) =========== $ (34,072) (889) ----------- $ (34,961) ===========	$ 2,533,666 (157,151) ----------- $ 2,376,515 =========== $ 2,076,489 (88,925) ----------- $ 1,987,564 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
 (A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000:

SERIES 10	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2000 Net Loss Balance at June 30, 2000 Balance at March 31, 2001 Net Loss Balance at June 30, 2001	$ 3,128,940 (101,374) ----------- $ 3,027,566 ============ $ 2,811,044 (72,202) ----------- $ 2,738,842 ============	$ (13,021) (1,024) ----------- $ (14,045) =========== $ (16,232) (729) ----------- $ (16,961) ===========	$ 3,115,919 (102,398) ----------- $ 3,013,521 ============ $ 2,794,812 (72,931) ----------- $ 2,721,881 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
 (A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000:

SERIES 11	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2000 Net Loss Balance at June 30, 2000 Balance at March 31, 2001 Net Loss Balance at June 30, 2001	$ 3,957,139 (65,174) ----------- $ 3,891,965 ============ $ 3,756,773 (28,508) ----------- $ 3,728,265 ============	$ (6,484) (658) ----------- $ (7,142) =========== $ (8,508) (288) ----------- $ (8,796) ===========	$ 3,950,655 (65,832) ----------- $ 3,884,823 ============ $ 3,748,265 (28,796) ----------- $ 3,719,469 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
 (A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000:

TOTAL SERIES 7 - 11	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2000 Net Loss Balance at June 30, 2000 Balance at March 31, 2001 Net Loss Balance at June 30, 2001	$14,217,528 (667,051) ----------- $13,550,477 ============ $12,208,612 (413,808) ----------- $11,794,804 ============	$ (183,570) (6,738) ----------- $ (190,308) =========== $ (203,863) (4,179) ----------- $ (208,042) ===========	$14,033,958 (673,789) ----------- $13,360,169 =========== $12,004,749 (417,987) ----------- $11,586,762 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
 (A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)

SERIES 7 --------	2001 ----	2000 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss to Net
  Cash Used in Operating Activities:
   Amortization
   Accreted Interest Income on Investments
   in Securities
   Equity in Losses of Project Partnerships
   Changes in Operating Assets and
   Liabilities:
    Increase in Payable to General Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
 Distributions Received from Project
 Partnerships

     Net Cash Provided by Investing
     Activities

Increase (Decrease) in Cash and Cash
Equivalents

Cash and Cash Equivalents at Beginning of
Period

Cash and Cash Equivalents at End of Period

	$ (104,287) 1,606 (6,830) 80,711 21,597 ---------- (7,203) ---------- 8,570 ---------- 8,570 ---------- 1,367 353,838 ---------- $ 355,205 ==========	$ (180,360) 3,549 (7,235) 160,031 14,462 ---------- (9,553) ---------- 6,002 ---------- 6,002 ---------- (3,551) 324,156 ---------- $ 320,605 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
 (A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)

SERIES 8 --------	2001 ----	2000 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss to Net
  Cash Used In Operating Activities:
   Amortization
   Accreted Interest Income on Investments
   in Securities
   Equity in Losses of Project Partnership
   Changes in Operating Assets and
   Liabilities:
    Increase in Payable to General Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
 Distributions Received from Project
 Partnerships

     Net Cash Provided by Investing
     Activities

Increase (Decrease) in Cash and Cash
Equivalents

Cash and Cash Equivalents at Beginning of
Period

Cash and Cash Equivalents at End of Period

	$ (123,048) 1,847 (6,104) 97,485 22,411 ---------- (7,409) ---------- 6,537 ---------- 6,537 ---------- (872) 447,343 ---------- $ 446,471 ==========	$ (168,048) 2,264 (6,496) 148,295 14,746 ---------- (9,239) ---------- 9,075 ---------- 9,075 ---------- (164) 425,447 ---------- $ 425,283 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
 (A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)

SERIES 9 --------	2001 ----	2000 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss to Net
  Cash Used in Operating Activities:
   Amortization
   Accreted Interest Income on Investments
   in Securities
   Equity in Losses of Project Partnerships
   Changes in Operating Assets and
   Liabilities:
    Increase in Payable to General Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships

     Net Cash Provided by Investing
     Activities

Increase in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of
Period

Cash and Cash Equivalents at End of Period

	$ (88,925) 1,138 (3,708) 74,759 12,395 ---------- (4,341) ---------- 6,348 ---------- 6,348 ---------- 2,007 232,688 ---------- $ 234,695 ==========	$ (157,151) 1,430 (3,912) 145,803 8,053 ---------- (5,777) ---------- 8,045 ---------- 8,045 ---------- 2,268 209,964 ---------- $ 212,232 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
 (A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)

SERIES 10 --------	2001 ----	2000 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss to Net
  Cash Used in Operating Activities:
   Amortization
   Accreted Interest Income on Investments
   in Securities
   Equity in Losses of Project Partnerships
   Changes in Operating Assets and
   Liabilities:
    Increase in Payable to General Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships

     Net Cash Provided by Investing
     Activities

Increase in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of
Period

Cash and Cash Equivalents at End of Period

	$ (72,931) 1,405 (3,477) 64,623 8,066 ---------- (2,314) ---------- 4,149 ---------- 4,149 ---------- 1,835 236,522 ---------- $ 238,357 ==========	$ (102,398) 1,405 (3,624) 96,387 5,485 ---------- (2,745) ---------- 4,489 ---------- 4,489 ---------- 1,744 226,070 ---------- $ 227,814 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
 (A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)

SERIES 11 --------	2001 ----	2000 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss to Net
  Cash Used in Operating Activities:
   Amortization
   Accreted Interest Income on Investments
   in Securities
   Equity in Losses of Project Partnerships
   Changes in Operating Assets and
   Liabilities:
    Increase in Payable to General Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
   Distributions Received from Project
   Partnerships

     Net Cash Provided by Investing
     Activities

Increase (Decrease) in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of
Period

Cash and Cash Equivalents at End of Period

	$ (28,796) 2,073 (4,131) 22,630 6,658 ---------- (1,566) ---------- 10,051 ---------- 10,051 ---------- 8,485 244,339 ---------- $ 252,824 ==========	$ (65,832) 2,073 (4,263) 61,533 4,505 ---------- (1,984) ---------- 180 ---------- 180 ---------- (1,804) 230,874 ---------- $ 229,070 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
 (A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)

TOTAL SERIES 7 - 11 -------------------	2001 ----	2000 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss to Net
  Cash Used in Operating Activities:
   Amortization
   Accreted Interest Income on Investments
   in Securities
   Equity in Losses of Project Partnerships
   Changes in Operating Assets and
   Liabilities:
    Increase in Payable to General Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
   Distributions Received from Project
   Partnerships

     Net Cash Provided by Investing
     Activities

Increase (Decrease) in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of
Period

Cash and Cash Equivalents at End of Period

	$ (417,987) 8,069 (24,250) 340,208 71,127 ---------- (22,833) ---------- 35,655 ---------- 35,655 ---------- 12,822 1,514,730 ----------- $1,527,552 ===========	$ (673,789) 10,721 (25,530) 612,049 47,251 ---------- (29,298) ---------- 27,791 ---------- 27,791 ---------- (1,507) 1,416,511 ---------- $1,415,004 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
 (A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2001

NOTE 1 - ORGANIZATION:

   Gateway Tax Credit Fund III Ltd. ("Gateway"), a Florida Limited Partnership, was formed October 17, 1991 under the laws of Florida. Gateway offered its limited partnership interests in Series. The first Series for Gateway is Series 7. Operations commenced on July 16, 1992 for Series 7, January 4, 1993 for Series 8, September 30, 1993 for Series 9, January 21, 1994 for Series 10 and April 29, 1994 for Series 11. Each Series invests, as a limited partner, in other limited partnerships ("Project Partnerships"), each of which owns and operates apartment complexes eligible for Low-Income Housing Tax Credits ("Tax Credits"), provided for in Section 42 of the Internal Revenue Code of 1986. Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the Limited Partnership Agreement. As of June 30, 2001, Gateway had received capital contributions of $1,000 from the General Partners and $36,799,000 from the investor Limited Partners.

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

Basis of Preparation

   The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-K for the year ended March 31, 2001. In the opinion of management these financial statements include adjustments, consisting only of normal recurring adjustments, necessary to fairly summarize the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

Reclassifications

   For comparability, the 2000 figures have been reclassified, where appropriate, to conform with the financial statement presentation used in 2001

NOTE 3 - INVESTMENT IN SECURITIES:

   The June 30, 2001 Balance Sheet includes Investment in Securities consisting of U.S. Treasury Security Strips which represents their cost, plus accreted interest income of $180,915 for Series 7, $157,449 for Series 8, $91,514 for Series 9, $80,954 for Series 10 and $92,804 for Series 11.

	Estimated Market Value -----------------	Cost Plus Accreted Interest -----------------	Gross Unrealized Gains and (Losses) ----------------
Series 7	$ 421,808	$ 389,216	$ 32,592
Series 8	393,818	368,227	25,591
Series 9	259,271	247,750	11,521
Series 10	221,209	205,139	16,070
Series 11	254,610	228,326	26,284

   As of June 30, 2001, the cost and accreted interest of debt securities by contractual maturities is as follows:

	Series 7 --------	Series 8 --------	Series 9 --------
Due with 1 year	$ 57,749	$ 53,010	$ 32,877
After 1 year through 5 years	225,143	211,550	125,926
After 5 years through 10 years	106,324	103,667	88,947
	----------	----------	----------
Total Amount Carried on Balance Sheet	$ 389,216 ==========	$ 368,227 ==========	$ 247,750 ==========

	Series 10 --------	Series 11 --------	Total --------
Due with 1 year	$ 25,131	$ 26,886	$ 195,653
After 1 year through 5 years	93,648	105,298	761,565
After 5 years through 10 years	86,360	96,142	481,440
	----------	----------	----------
Total Amount Carried on Balance Sheet	$ 205,139 ==========	$ 228,326 ==========	$1,438,658 ==========

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

   For the three months ended June 30 2001 and 2000 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

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

                           2001             2000
                          -----             -----
  Series 7              $ 21,921         $ 21,988
  Series 8                22,841           22,914
  Series 9                12,545           12,580
  Series 10                8,553            8,577
  Series 11                7,272            7,116
                        --------         --------
  Total                 $ 73,132         $ 73,175
                        ========         ========

   General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statement of Operations.

  Series 7             $   4,701        $   3,257
  Series 8                 5,183            3,591
  Series 9                 2,893            2,004
  Series 10                1,808            1,253
  Series 11                1,446            1,002
                        --------         --------
  Total                 $ 16,031         $ 11,107
                        ========         ========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of June 30, 2001, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 39 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:

SERIES 7	JUNE 30, 2001 -------------	MARCH 31, 2001 ----------

Capital Contributions to Project Partnerships and
purchase price paid for limited partner interests
in Project Partnerships

Cumulative equity in losses of Project Partnerships(1)

Cumulative distributions received from Project
Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets
acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 7,732,089 (6,488,540) (185,881) ----------- 1,057,668 793,335 (168,140) ----------- $ 1,682,863 ===========	$ 7,732,089 (6,407,829) (177,311) ---------- 1,146,949 793,335 (166,533) ---------- $ 1,773,751 ===========

1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $1,296,246 for the period ended June 30, 2001 and cumulative suspended losses of $1,220,839 for the year ended March 31, 2001 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of June 30, 2001, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 43 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:

SERIES 8	JUNE 30, 2001 ------------	MARCH 31, 2001 -----------

Capital Contributions to Project Partnerships and
purchase price paid for limited partner interests
in Project Partnerships

Cumulative equity in losses of Project Partnerships(1)

Cumulative distributions received from Project
Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets
acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 7,586,105 (7,046,341) (149,751) ----------- 390,013 549,773 (105,192) ----------- $ 834,594 ===========	$ 7,586,105 (6,948,856) (143,214) ----------- 494,035 549,773 (103,345) ----------- $ 940,463 ===========

1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $1,526,339 for the period ended June 30, 2001 and cumulative suspended losses of $1,367,552 for the year ended March 31, 2001 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of June 30, 2001, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 24 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:

SERIES 9	JUNE 30, 2001 ------------	MARCH 31, 2001 -----------

Capital Contributions to Project Partnerships and
purchase price paid for limited partner interests
in Project Partnerships

Cumulative equity in losses of Project Partnerships(1)

Cumulative distributions received from Project
Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets
acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 4,914,116 (3,210,149) (107,357) ----------- 1,596,610 244,087 (48,345) ----------- $ 1,792,352 ============	$ 4,914,116 (3,135,390) (101,009) ----------- 1,677,717 244,087 (47,208) ----------- $1,874,596 ===========

1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $337,079 for the period ended June 30, 2001 and cumulative suspended losses of $279,195 for the year ended March 31, 2001 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of June 30, 2001, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 15 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:

SERIES 10	JUNE 30, 2001 --------------	MARCH 31, 2001 -----------

Capital Contributions to Project Partnerships and
purchase price paid for limited partner interests in
Project Partnerships

Cumulative equity in losses of Project Partnerships(1)

Cumulative distributions received from Project
Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets
acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 3,914,672 (1,569,130) (119,507) ----------- 2,226,035 196,738 (41,665) ----------- $ 2,381,108 ============	$3,914,672 (1,504,507) (115,357) ----------- 2,294,808 196,738 (40,259) ----------- $2,451,287 ===========

1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $0 for the period ended June 30, 2001 and cumulative suspended losses of $0 for the year ended March 31, 2001 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of June 30, 2001, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 12 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:

SERIES 11	JUNE 30, 2001 -------------	MARCH 31, 2001 -----------

Capital Contributions to Project Partnerships and
purchase price paid for limited partner interests
in Project Partnerships

Cumulative equity in losses of Project Partnerships(1)

Cumulative distributions received from Project
Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets
acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 4,128,042 (966,061) (104,974) ----------- 3,057,007 290,335 (53,417) ----------- $ 3,293,925 ===========	$4,128,042 (943,431) (94,923) ---------- 3,089,688 290,335 (51,342) ---------- $3,328,681 ==========

1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $0 for the period June 30, 2001 and cumulative suspended losses of $0 for the year ended March 31, 2001 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   The following is a summary of Investments in Project Partnerships as of:

TOTAL SERIES 7 - 11	JUNE 30, 2001 -------------	MARCH 31, 2001 -----------

Capital Contributions to Project Partnerships and
purchase price paid for limited partner interests
in Project Partnerships

Cumulative equity in losses of Project Partnerships(1)

Cumulative distributions received from Project
Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets
acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$28,275,024 (19,280,221) (667,470) ------------ 8,327,333 2,074,268 (416,759) ------------ $ 9,984,842 ============	$28,275,024 (18,940,013) (631,814) ----------- 8,703,197 2,074,268 (408,687) ----------- $10,368,778 ============

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31, of each year:

SERIES 7	2001 ----	2000 ----

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

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 3,386,602
33,425,584
9,765
-----------
$36,821,951
===========

$   785,003
36,457,535
-----------
37,242,538
-----------

(306,205)
(114,382)
-----------
(420,587)
-----------
$36,821,951
===========

$ 1,143,420
-----------
726,687
207,781
366,647
-----------
1,301,115
-----------
$  (157,695)
===========
$    (1,577)
===========
$  (156,118)
75,407
-----------
$   (80,711)
===========

$ 3,286,607
34,766,675
28,215
-----------
$38,081,497
===========

$   962,471
36,595,769
-----------
37,558,240
-----------

581,482
(58,225)
-----------
523,257
-----------
$38,081,497
===========

$ 1,102,980
-----------
722,145
315,721
375,674
-----------
1,413,540
-----------
$  (310,560)
===========
$    (3,106)
===========
$  (307,454)
147,423
-----------
$  (160,031)
===========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31, of each year:

SERIES 8	2001 ----	2000 ----

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

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 2,943,506
35,297,730
27,518
------------
$38,268,754
============

$ 1,144,763
38,469,955
------------
39,614,718
------------

(925,324)
(420,640)
-----------
(1,345,964)
-----------
$38,268,754
===========

$ 1,088,785
-----------
729,335
225,187
394,506
-----------
1,349,028
-----------
$ (260,243)
===========
$ (3,971)
===========
$ (256,272)
158,787
-----------
$ (97,485)
===========

$ 2,805,294
36,799,203
35,540
------------
$39,640,037
============

$ 1,174,362
38,632,651
------------
39,807,013
------------

191,888
(358,864)
-----------
(166,976)
-----------
$39,640,037
===========

$ 1,084,656
-----------
718,440
280,925
399,364
-----------
1,398,729
-----------
$ (314,073)
===========
$ (4,218)
===========
$ (309,855)
161,560
-----------
$ (148,295)
============

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31, of each year:

SERIES 9	2001 ----	2000 ----

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

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 1,750,167
19,986,688
7,032
-----------
$21,743,887
===========

$   308,263
20,373,321
-----------
20,681,584
-----------

1,237,913
(175,610)
-----------
1,062,303
-----------
$21,743,887
===========

$   561,824
-----------
370,540
117,100
208,167
-----------
695,807
-----------
$  (133,983)
===========
$    (1,340)
===========
$  (132,643)
57,884
-----------
$   (74,759)
===========

$ 1,690,741
20,783,276
7,171
-----------
$22,481,188
===========

$   345,590
20,453,083
-----------
20,798,673
-----------

1,828,026
(145,511)
-----------
1,682,515
-----------
$22,481,188
===========

$   545,549
-----------
353,939
154,609
210,283
-----------
718,831
-----------
$  (173,282)
===========
$    (1,733)
===========
$  (171,549)
25,746
-----------
$  (145,803)
===========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31, of each year:

SERIES 10	2001 ----	2000 ----

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

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 1,411,007
14,202,812
3,792
-----------
$15,617,611
===========

$   284,832
13,323,414
-----------
13,608,246
-----------

2,218,377
(209,012)
-----------
2,009,365
-----------
$15,617,611
===========

$   366,173
-----------
242,340
65,347
124,151
-----------
431,838
-----------
$   (65,665)
===========
$    (1,042)
===========
$   (64,623)
0
-----------
$   (64,623)
===========

$ 1,335,477
14,640,911
3,344
-----------
$15,979,732
===========

$   269,297
13,401,127
-----------
13,670,424
-----------

2,504,580
(195,272)
-----------
2,309,308
-----------
$15,979,732
===========

$   355,705
-----------
250,645
78,897
123,912
-----------
453,454
-----------
$  (97,749)
===========
$   (1,362)
===========
$  (96,387)
0
-----------
$  (96,387)
===========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31, of each year:

SERIES 11	2001 ----	2000 ----

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

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 1,307,008
12,484,617
12,136
-----------
$13,803,761
===========

$   299,685
10,514,017
-----------
10,813,702
-----------

3,076,363
(86,304)
-----------
2,990,059
-----------
$13,803,761
===========

$   408,576
-----------
242,597
61,514
129,224
-----------
433,335
-----------
$   (24,759)
===========
$    (2,129)
===========
$   (22,630)
0
-----------
$   (22,630)
===========

$ 1,185,791
12,950,062
14,574
-----------
$14,150,427
===========

$   315,787
10,626,656
-----------
10,942,443
-----------

3,233,666
(25,682)
-----------
3,207,984
-----------
$14,150,427
===========

$   398,064
-----------
226,952
108,112
128,922
-----------
463,986
-----------
$   (65,922)
===========
$    (4,389)
===========
$   (61,533)
0
-----------
$   (61,533)
===========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31, of each year:

TOTAL SERIES 7 - 11	2001 ----	2000 ----

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

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 10,798,290
115,397,431
60,243
------------
$126,255,964
============

$  2,822,546
119,138,242
------------
121,960,788
------------

5,301,124
(1,005,948)
------------
4,295,176
------------
$126,255,964
============

$  3,568,778
------------
2,311,499
676,929
1,222,695
------------
4,211,123
------------
$   (642,345)
============
$    (10,060)
============
$   (632,285)
292,078
------------
$   (340,207)
============

$ 10,303,910
119,940,127
88,844
------------
$130,332,881
============

 $  3,067,507
119,709,286
------------
122,776,793
------------

8,339,642
(783,554)
-----------
7,556,088
-----------
$130,332,881
============

$  3,486,954
------------
2,272,121
938,264
1,238,155
------------
4,448,540
------------
$   (961,586)
============
$    (14,809)
============
$   (946,777)
334,729
------------
$   (612,048)
============

Item 7. Management's Discussion and Analysis of Financial Condition and Results
         of Operations

 Results of Operations, Liquidity and Capital Resources

   The proceeds from Limited Partner investors' capital contributions available for investment are used to acquire interests in Project Partnerships.

   As disclosed on the statement of operations for each Series, except as described below, interest income is comparable for the three months ended June 30, 2001 and June 30, 2000. The General and Administrative expenses - General Partner and General and Administrative expenses - Other for the three months ended June 30, 2001 are comparable to June 30, 2000. There were no unusual variations in the operating results between these two periods.

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

   Series 7 - Gateway closed this series on October 16, 1992 after receiving $10,395,000 from 635 Limited Partner investors. Equity in Losses of Project Partnerships for the three months ended June 30, 2001,decreased from $160,031 for the three months ended June 30, 2000, to $80,711 as a result of a decrease in interest expense at the Project Partnership level due to a change in the way quarterly interest expense is calculated to more accurately reflect a proportionate share of the total yearly expense. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

   At June 30, 2001, the Series had $355,205 of short-term investments (Cash and Cash Equivalents). It also had $389,216 in Zero Coupon Treasuries with annual maturities providing $60,000 in fiscal year 2002 increasing to $86,000 in fiscal year 2008. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $104,287 for the three months ended June 30, 2001. However, after adjusting for Equity in Losses of Project Partnerships of $80,711 and the changes in operating assets and liabilities, net cash used in operating activities was $7,203. Cash provided by investing activities totaled $8,570 consisting of cash distributions from the Project Partnerships.

   Series 8 - Gateway closed this Series on September 28, 1993 after receiving $9,980,000 from 664 Limited Partner investors. Equity in Losses of Project Partnerships for the three months ended June 30, 2001, decreased from $148,295 for the three months ended June 30, 2000, to $97,485 as a result of a decrease in interest expense at the Project Partnership level due to a change in the way quarterly interest expense is calculated to more accurately reflect a proportionate share of the total yearly expense. At June 30, 2001, the Series had $446,471 of short-term investments (Cash and Cash Equivalents). It also had $368,227 in Zero Coupon Treasuries with annual maturities providing $55,000 in fiscal year 2002 increasing to $82,000 in fiscal year 2008. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $123,048 for the three months ended June 30, 2001. However, after adjusting for Equity in Losses of Project Partnerships of $97,485 and the changes in operating assets and liabilities, net cash used in operating activities was $7,409. Cash provided by investing activities totaled $6,537 consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

   Series 9 - Gateway closed this Series on December 31, 1993 after receiving $6,254,000 from 406 Limited Partner investors. Equity in Losses of Project Partnerships for the three months ended June 30, 2001, decreased from $145,803 for the three months ended June 30, 2000, to $74,759 as a result of a decrease in interest expense at the Project Partnership level due to a change in the way quarterly interest expense is calculated to more accurately reflect a proportionate share of the total yearly expense. At June 30, 2001, the Series had $234,695 of short-term investments (Cash and Cash Equivalents). It also had $247,750 in Zero Coupon Treasuries with annual maturities providing $34,000 in fiscal year 2002 increasing to $47,000 in fiscal year 2009. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $88,925 for the three months ended June 30, 2001. However, after adjusting for Equity in Losses of Project Partnerships of $74,759 and the changes in operating assets and liabilities, net cash used in operating activities was $4,341. Cash provided by investing activities totaled $6,348, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

   Series 10 - Gateway closed this Series on January 21, 1994 after receiving $5,043,000 from 325 Limited Partner investors. Equity in Losses of Project Partnerships for the three months ended June 30, 2001, decreased from $96,387 for the three months ended June 30, 2000, to $64,623 as a result of a decrease in interest expense at the Project Partnership level due to a change in the way quarterly interest expense is calculated to more accurately reflect a proportionate share of the total yearly expense. At June 30, 2001, the Series had $238,357 of short-term investments (Cash and Cash Equivalents). It also had $205,139 in Zero Coupon Treasuries with annual maturities providing $26,000 in fiscal year 2002 increasing to $40,000 in fiscal year 2010. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $72,931 for the three months ended June 30, 2001. However, after adjusting for Equity in Losses of Project Partnerships of $64,623 and the changes in operating assets and liabilities, net cash used in operating activities was $2,314. Cash provided by investing activities totaled $4,149, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

   Series 11 - Gateway closed this Series on April 29, 1994 after receiving $5,127,000 from 330 Limited investors. Equity in Losses of Project Partnerships for the three months ended June 30, 2001, decreased from $61,533 for the three months ended June 30, 2000, to $22,630 as a result of a decrease in interest expense at the Project Partnership level due to a change in the way quarterly interest expense is calculated to more accurately reflect a proportionate share of the total yearly expense. At June 30, 2000, the Series had $252,824 of short-term investments (Cash and Cash Equivalents). It also had $228,326 in Zero Coupon Treasuries with annual maturities providing $28,000 in fiscal year 2002 increasing to $44,000 in fiscal year 2010. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $28,796 for the three months ended June 30, 2001. However, after adjusting for Equity in Losses of Project Partnerships of $22,630 and the changes in operating assets and liabilities, net cash used in operating activities was $1,566. Cash provided by investing activities totaled $10,051, consisting of cash distributions from Project Partnerships. There were no unusual events or trends to describe.

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

                                   GATEWAY TAX CREDIT FUND III LTD.
                                   (A Florida Limited Partnership)
                                   By:  Raymond James Tax Credit Funds, Inc.

Date:    8/17/2001                 By:/s/ Ronald M. Diner
                                   Ronald M. Diner
                                   President

Date:    8/17/2001                 By:/s/ Sandra L. Furey
                                   Sandra L. Furey
                                   Secretary and Treasurer