Form 10-Q
period 2001-09-30
GATEWAY TAX CREDIT FUND III LTD
filed 2001-11-19
CIK 881716

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For The Quarterly Period Ended                                   SEPTEMBER 30, 2001

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
incorporation or organization)

      880 Carillon Parkway,          St. Petersburg,             Florida                                                   33716
  (Address of principal executive offices)                                                                                 (Zip Code)

Registrant's Telephone Number, Including Area Code:                        (727) 573-3800

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
      Title of Each Class                                                                            September 30, 2001
Units of Limited Partnership
Interest: $1,000 per unit                                                                                   33,799

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II, 2000 Form 10-K, filed with the
Securities and Exchange Commission on July 14, 2001
Parts III and IV - Form S-11 Registration Statement
and all amendments and supplements thereto

File No. 33-44238

PART I - Financial Information
      Item 1. Financial Statements

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS

SERIES 7	SEPTEMBER 30, 2001 ------- (Unaudited)	MARCH 31, 2001 ------- (Audited)

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
5,127 for Series 11 at September 30, 2001 and
March 31, 2001)
General Partners

    Total Partners' Equity

      Total Liabilities and Partners' Equity

 $    312,756
58,712
------------
371,468

337,456
1,580,785
------------
$ 2,289,709
========

$ 55,201
-----------
55,201
-----------

357,339
-----------

1,949,675
(72,506)
-----------
1,877,169
-----------
$ 2,289,709
========

$    353,838
56,801
-----------
410,639

325,585
1,773,751
-----------
$ 2,509,975
========

$ 57,117
-----------
57,117
-----------

356,584
-----------

2,166,589
(70,315)
-----------
2,096,274
-----------
$ 2,509,975
=========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS

SERIES 8	SEPTEMBER 30, 2001 ------- (Unaudited)	MARCH 31, 2001 ------- (Audited)

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
10 and 5,127 for Series 11 at September 30, 2001
and March 31, 2001)
General Partners

    Total Partners' Equity

      Total Liabilities and Partners' Equity

 $   396,518
53,847
------------
450,365

320,588
742,420
-----------
$ 1,513,373
========

$     46,142
-----------
46,142
-----------

417,934
-----------

1,126,429
(77,132)
-----------
1,049,297
-----------
$ 1,513,373
========

$   447,343
52,185
-----------
499,528

309,940
940,463
-----------
$ 1,749,931
========

$     48,367
-----------
48,367
-----------

412,655
-----------

1,363,645
(74,736)
-----------
1,288,909
-----------
$ 1,749,931
========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS

SERIES 9	SEPTEMBER 30, 2001 ------- (Unaudited)	MARCH 31, 2001 ------- (Audited)

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
5,127 for Series 11 at September 30, 2001 and
March 31, 2001)
General Partners

    Total Partners' Equity

      Total Liabilities and Partners' Equity

$   215,163
33,344
------------
248,507

218,170
1,698,089
-----------
$ 2,164,766
========

$ 26,321
-----------
26,321
-----------

257,015
-----------

1,917,453
(36,023)
-----------
1,881,430
-----------
$ 2,164,766
========

$   232,688
32,416
-----------
265,104

211,626
1,874,596
-----------
$ 2,351,326
========

$ 27,514
-----------
27,514
-----------

247,323
-----------

2,110,561
(34,072)
-----------
2,076,489
-----------
$ 2,351,326
========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS

SERIES 10	SEPTEMBER 30, 2001 ------- (Unaudited)	MARCH 31, 2001 ------- (Audited)

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
10 and 5,127 for Series 11 at September 30,
2001 and March 31, 2001)
General Partners

    Total Partners' Equity

      Total Liabilities and Partners' Equity

$    211,318
25,542
-----------
236,860

183,173
2,320,585
-----------
$ 2,740,618
========

$       29,157
-----------
29,157
-----------

56,881
-----------

2,672,214
(17,634)
-----------
2,654,580
-----------
$ 2,740,618
========

$   236,522
24,731
-----------
261,253

176,929
2,451,287
-----------
$ 2,889,469
========

$      30,195
-----------
30,195
-----------

64,462
-----------

2,811,044
(16,232)
----------
2,794,812
-----------
$ 2,889,469
========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS

SERIES 11	SEPTEMBER 30, 2001 ------- (Unaudited)	MARCH 31, 2001 ------- (Audited)

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
10 and 5,127 for Series 11 at September 30,
2001 and March 31, 2001)
General Partners

    Total Partners' Equity

      Total Liabilities and Partners' Equity

 $   223,475
27,359
------------
250,834

205,174
3,228,075
-----------
$ 3,684,083
========

$ 28,528
-----------
28,528
-----------

4,089
-----------

3,660,942
(9,476)
-----------
3,651,466
-----------
$ 3,684,083
========

$   244,339
26,421
------------
270,760

197,772
3,328,681
-----------
$ 3,797,213
========

$ 29,452
-----------
29,452
-----------

19,496
-----------

3,756,773
(8,508)
-----------
3,748,265
-----------
$ 3,797,213
========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS

TOTAL SERIES 7 - 11	SEPTEMBER 30, 2001 ------- (Unaudited)	MARCH 31, 2001 ------- (Audited)

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
10 and 5,127 for Series 11 at September 30,
2001 and March 31, 2001)
General Partners

    Total Partners' Equity

      Total Liabilities and Partners' Equity

$ 1,359,230
198,804
------------
1,558,034

1,264,561
9,569,954
-----------
$12,392,549
========

$    185,349
-----------
185,349
-----------

1,093,258
-----------

11,326,713
(212,771)
-----------
11,113,942
-----------
$12,392,549
========

$ 1,514,730
192,554
------------
1,707,284

1,221,852
10,368,778
-----------
$13,297,914
========

$    192,645
-----------
192,645
-----------

1,100,520
-----------

12,208,612
(203,863)
-----------
12,004,749
-----------
$13,297,914
========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(Unaudited)
SERIES 7	2001	2000

Revenues:
  Interest Income

Expenses:
  Asset Management Fee-General Partner
  General and Administrative:
  General Partner
  Other
  Amortization

    Total Expenses

Loss Before Equity in Losses
  of Project Partnerships
Equity in Losses of Project Partnerships

    Net Loss

Allocation of Net Loss:
  Limited Partners
  General Partners

Net Loss Per Number of Limited Partnership Units

Number of Limited Partnership Units Outstanding

$    9,588
-----------

21,920

6,153
4,549
9,756
-----------
42,378
-----------

(32,790)
(82,028)
----------
$ (114,818)
========

$ (113,670)
(1,148)
-----------
$ (114,818)
========
$     (10.94)
========
10,395
========

$   11,934
-----------

21,988

5,862
8,039
3,549
-----------
39,438
-----------

(27,504)
(197,993)
----------
$ (225,497)
========

$ (223,242)
(2,255)
-----------
$ (225,497)
========
$     (21.47)
========
10,395
========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(Unaudited)
SERIES 8	2001	2000

Revenues:
  Interest Income

Expenses:
  Asset Management Fee-General Partner
  General and Administrative:
  General Partner
  Other
  Amortization

    Total Expenses

Loss Before Equity in Losses
of Project Partnerships
Equity in Losses of Project Partnerships

    Net Loss

Allocation of Net Loss:
  Limited Partners
  General Partners

Net Loss Per Number of Limited Partnership Units

Number of Limited Partnership Units Outstanding

$     9,489
-----------

22,841

6,784
4,892
1,847
-----------
36,364
-----------

(26,875)
(89,689)
----------
$ (116,564)
========

$ (115,398)
(1,166)
-----------
$ (116,564)
========
$     (11.56)
========
9,980
========

$   12,650
-----------

22,914

6,463
8,522
2,264
-----------
40,163
-----------

(27,513)
(128,130)
----------
$ (155,643)
========

$ (154,087)
(1,556)
-----------
$ (155,643)
========
$     (15.44)
========
9,980
========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(Unaudited)

SERIES 9	2001	2000

Revenues:
  Interest Income

Expenses:
  Asset Management Fee-General Partner
  General and Administrative:
  General Partner
  Other
  Amortization

    Total Expenses

Loss Before Equity in Losses
  of Project Partnerships
Equity in Losses of Project Partnerships

     Net Loss

Allocation of Net Loss:
  Limited Partners
  General Partners

Net Loss Per Number of Limited Partnership Units

Number of Limited Partnership Units Outstanding

$    5,500
-----------

12,544

3,786
2,867
1,138
-----------
20,335
-----------

(14,835)
(91,299)
----------
$ (106,134)
========

$ (105,073)
(1,061)
-----------
$ (106,134)
========
$     (16.80)
========
6,254
========

$    7,015
-----------

12,580

3,608
4,525
1,430
-----------
22,143
-----------

(15,128)
(137,151)
----------
$ (152,279)
========

$ (150,756)
(1,523)
-----------
$ (152,279)
========
$     (24.11)
========
6,254
========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(Unaudited)
SERIES 10	2001	2000

Revenues:
  Interest Income

Expenses:
  Asset Management Fee-General Partner
  General and Administrative:
  General Partner
  Other
  Amortization

    Total Expenses

Loss Before Equity in Losses
  of Project Partnerships
Equity in Losses of Project Partnerships

    Net Loss

Allocation of Net Loss:
  Limited Partners
  General Partners

Net Loss Per Number of Limited Partnership Units

Number of Limited Partnership Units Outstanding

$    5,332
-----------

8,553

2,367
2,030
1,406
-----------
14,356
-----------

(9,024)
(58,277)
----------
$ (67,301)
========

$ (66,628)
(673)
-----------
$ (67,301)
========
$   (13.21)
========
5,043
========

$    6,947
-----------

8,577

2,254
3,308
1,405
-----------
15,544
-----------

(8,597)
(114,234)
----------
$ (122,831)
========

$ (121,603)
(1,228)
-----------
$ (122,831)
========
$     (24.11)
========
5,043
========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(Unaudited)
SERIES 11	2001	2000

Revenues
  Interest Income

Expenses:
  Asset Management Fee-General Partner
  General and Administrative:
  General Partner
  Other
  Amortization

    Total Expenses

Loss Before Equity in Losses
  of Project Partnerships
Equity in Losses of Project Partnerships

    Net Loss

Allocation of Net Loss:
  Limited Partners
  General Partners

Net Loss Per Number of Limited Partnership Units

Number of Limited Partnership Units Outstanding

$    6,078
-----------

7,271

1,893
1,849
2,074
-----------
13,087
-----------

(7,009)
(60,994)
----------
$ (68,003)
========

$ (67,323)
(680)
-----------
$ (68,003)
========
$   (13.13)
========
5,127
========

$   7,605
-----------

7,116

1,804
2,763
2,073
-----------
13,756
-----------

(6,151)
(87,596)
----------
$ (93,747)
========

$ (92,810)
(937)
-----------
$ (93,747)
========
$   (18.10)
========
5,127
========

See accompanying notes to financial statements.

 GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(Unaudited)

TOTAL SERIES 7 - 11	2001	2000

Revenues:
  Interest Income

Expenses:
  Asset Management Fee-General Partner
  General and Administrative:
  General Partner
     Other
Amortization

     Total Expenses

Loss Before Equity in Losses
of Project Partnerships
Equity in Losses of Project Partnerships

    Net Loss

Allocation of Net Loss:
Limited Partners
General Partners

	$ 35,987 ----------- 73,129 20,983 16,187 16,221 ----------- 126,520 ----------- (90,533) (382,287) ---------- $ (472,820 ======== $ (468,091) (4,729) ------------ $ (472,820) ========	$ 46,151 ----------- 73,175 19,991 27,157 10,721 ----------- 131,044 ----------- (84,893) (665,104) ---------- $ (749,997) ======== $ (742,497) (7,500) ----------- $ (749,997) ========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30,
(Unaudited)

SERIES 7	2001	2000

Revenues:
  Interest Income

Expenses:
  Asset Management Fee-General Partner
  General and Administrative:
  General Partner
  Other
  Amortization

    Total Expenses

Loss Before Equity in Losses
  of Project Partnerships
Equity in Losses of Project Partnerships

    Net Loss

Allocation of Net Loss:
  Limited Partners
  General Partners

Net Loss Per Number of Limited Partnership Units

Number of Limited Partnership Units Outstanding

$   19,919
-----------

43,841

10,854
10,228
11,362
-----------
76,285
-----------

(56,366)
(162,739)
----------
$ (219,105)
========

$ (216,914)
(2,191)
-----------
$ (219,105)
========
$     (20.87)
========
10,395
========

$   23,654
-----------

43,976

9,119
11,294
7,098
-----------
71,487
-----------

(47,833)
(358,024)
----------
$ (405,857)
========

$ (401,798)
(4,059)
-----------
$ (405,857)
========
$     (38.65)
========
10,395
========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30,
(Unaudited)
SERIES 8	2001	2000

Revenues:
  Interest Income

Expenses:
  Asset Management Fee-General Partner
  General and Administrative:
  General Partner
  Other
  Amortization

    Total Expenses

Loss Before Equity in Losses
  of Project Partnerships
Equity in Losses of Project Partnerships

    Net Loss

Allocation of Net Loss:
  Limited Partners
  General Partners

Net Loss Per Number of Limited Partnership Units

Number of Limited Partnership Units Outstanding

$   19,992
-----------

45,682

11,967
11,087
3,694
-----------
72,430
-----------

(52,438)
(187,174)
----------
$ (239,612)
========

$ (237,216)
(2,396)
-----------
$ (239,612)
========
$     (23.77)
========
9,980
========

$   25,009
-----------

45,828

10,054
11,865
4,528
-----------
72,275
-----------

(47,266)
(276,425)
----------
$ (323,691)
========

$ (320,454)
(3,237)
-----------
$ (323,691)
========
$     (32.11)
========
9,980
========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30,
(Unaudited)

SERIES 9	2001	2000

Revenues:
  Interest Income

Expenses:
  Asset Management Fee-General Partner
  General and Administrative:
  General Partner
  Other
  Amortization

    Total Expenses

Loss Before Equity in Losses
  of Project Partnerships
Equity in Losses of Project Partnerships

    Net Loss

Allocation of Net Loss:
  Limited Partners
  General Partners

Net Loss Per Number of Limited Partnership Units

Number of Limited Partnership Units Outstanding

$    11,512
-----------

25,089

6,679
6,469
2,276
-----------
40,513
-----------

(29,001)
(166,058)
----------
$ (195,059)
========

$ (193,108)
(1,951)
-----------
$ (195,059)
========
$     (30.88)
========
6,254
========

$    13,847
-----------

25,160

5,612
6,691
2,860
-----------
40,323
-----------

(26,476)
(282,954)
----------
$ (309,430)
========

$ (306,336)
(3,094)
-----------
$ (309,430)
========
$     (48.98)
========
6,254
========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30,
(Unaudited)
SERIES 10	2001	2000

Revenues:
  Interest Income

Expenses:
  Asset Management Fee-General Partner
  General and Administrative:
  General Partner
  Other
  Amortization

    Total Expenses

Loss Before Equity in Losses
  of Project Partnerships
Equity in Losses of Project Partnerships

    Net Loss

Allocation of Net Loss:
  Limited Partners
  General Partners

Net Loss Per Number of Limited Partnership Units

Number of Limited Partnership Units Outstanding

$   11,146
-----------

17,106

4,175
4,386
2,811
-----------
28,478
-----------

(17,332)
(122,900)
----------
$ (140,232)
========

$ (138,830)
(1,402)
-----------
$ (140,232)
========
$     (27.53)
========
5,043
========

$   13,726
-----------

17,154

3,507
4,863
2,810
-----------
28,334
-----------

(14,608)
(210,621)
----------
$ (225,229)
========

$ (222,977)
(2,252)
-----------
$ (225,229)
========
$     (44.22)
========
5,043
========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30,
(Unaudited)
SERIES 11	2001	2000

Revenues:
  Interest Income

Expenses:
  Asset Management Fee-General Partner
  General and Administrative:
  General Partner
  Other
  Amortization

    Total Expenses

Loss Before Equity in Losses
  of Project Partnerships
Equity in Losses of Project Partnerships

    Net Loss

Allocation of Net Loss:
  Limited Partners
  General Partners

Net Loss Per Number of Limited Partnership Units

Number of Limited Partnership Units Outstanding

$   12,660
-----------

14,543

3,339
3,806
4,147
-----------
25,835
-----------

(13,175)
(83,624)
----------
$ (96,799)
========

$ (95,831)
(968)
-----------
$ (96,799)
========
$   (18.69)
========
5,127
========

$   15,061
-----------

14,232

2,806
4,327
4,146
-----------
25,511
-----------

(10,450)
(149,129)
----------
$ (159,579)
========

$ (157,983)
(1,596)
-----------
$ (159,579)
========
$    (30.81)
========
5,127
========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30,
(Unaudited)

TOTAL SERIES 7 - 11	2001	2000

Revenues:
  Interest Income

Expenses:
  Asset Management Fee-General Partner
  General and Administrative:
  General Partner
  Other
  Amortization

    Total Expenses

Loss Before Equity in Losses
  of Project Partnerships
Equity in Losses of Project Partnerships

    Net Loss

Allocation of Net Loss:
  Limited Partners
  General Partners

	$ 75,229 ----------- 146,261 37,014 35,976 24,290 ----------- 243,541 ----------- (168,312) (722,495) ---------- $ (890,807) ======== $ (881,899) (8,908) ----------- $ (890,807) ========	$ 91,297 ----------- 146,350 31,098 39,040 21,442 ----------- 237,930 ----------- (146,633) (1,277,153) ---------- $(1,423,786) ======== $(1,409,548) (14,238) ----------- $(1,423,786) ========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
SERIES 7	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2000 Net Loss Balance at September 30, 2000 Balance at March 31, 2001 Net Loss Balance at September 30, 2001	$ 2,670,270 (401,798) ----------- $ 2,268,472 ========= $ 2,166,589 (216,914) ----------- $ 1,949,675 =========	$ (65,227) (4,059) ----------- $ (69,286) ======== $ (70,315) (2,191) ----------- $ (72.506) ========	$ 2,605,043 (405,857) ----------- $ 2,199,186 ========= $ 2,096,274 (219,105) ----------- $ 1,877,169 =========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

SERIES 8	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2000 Net Loss Balance at September 30, 2000 Balance at March 31, 2001 Net Loss Balance at September 30, 2001	$ 1,898,013 (320,454) ------------- $ 1,577,559 ========= $ 1,363,645 (237,216) ------------- $ 1,126,429 =========	$ (69,338) (3,237) ------------ $ (72,575) ======== $ (74,736) (2,396) ------------ $ (77,132) ========	$ 1,828,675 (323,691) ------------- $ 1,504,984 ========= $ 1,288,909 (239,612) ------------- $ 1,049,297 =========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

SERIES 9	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2000 Net Loss Balance at September 30, 2000 Balance at March 31, 2001 Net Loss Balance at September 30, 2001	$ 2,563,166 (306,336) ------------- $ 2,256,830 ========= $ 2,110,561 (193,108) -------------- $ 1,917,453 =========	$ (29,500) (3,094) ------------- $ (32,594) ========= $ (34,072) (1,951) -------------- $ (36,023) =========	$ 2,533,666 (309,430) ------------- $ 2,224,236 ========= $ 2,076,489 (195,059) -------------- $ 1,881,430 =========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

SERIES 10	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2000 Net Loss Balance at September 30, 2000 Balance at March 31, 2001 Net Loss Balance at September 30, 2001	$ 3,128,940 (222,977) ------------- $ 2,905,963 ========= $ 2,811,044 (138,830) -------------- $ 2,672,214 =========	$ (13,021) (2,252) ------------- $ (15,273) ========= $ (16,232) (1,402) ------------- $ (17,634) =========	$ 3,115,919 (225,229) ------------- $ 2,890,690 ========= $ 2,794,812 (140,232) ------------- $ 2,654,580 =========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

SERIES 11	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2000 Net Loss Balance at September 30, 2000 Balance at March 31, 2001 Net Loss Balance at September 30, 2001	$ 3,957,139 (157,983) ------------- $ 3,799,156 ========= $ 3,756,773 (95,831) -------------- $ 3,660,942 =========	$ (6,484) (1,596) ----------- $ (8,080) ======== $ (8,508) (968) ------------ $ (9,476) ========	$ 3,950,655 (159,579) ------------- $ 3,791,076 ========= $ 3,748,265 (96,799) -------------- $ 3,651,466 =========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

TOTAL SERIES 7 - 11	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2000 Net Loss Balance at September 30, 2000 Balance at March 31, 2001 Net Loss Balance at September 30, 2001	$14,217,528 (1,409,548) ------------- $12,807,980 ========= $12,208,612 (881,899) ------------- $11,326,713 =========	$ (183,570) (14,238) ------------ $ (197,808) ========= $ (203,863) (8,908) ------------- $ (212,771) =========	$14,033,958 (1,423,786) ------------ $12,610,172 ========= $12,004,749 (890,807) ------------- $11,113,942 =========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30,
(Unaudited)
SERIES 7 --------	2001	2000

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss to Net
  Cash Used in Operating Activities:
    Amortization
    Accreted Interest Income on Investments
    in Securities
    Equity in Losses of Project Partnerships
    Changes in Operating Assets and Liabilities:
    Increase(Decrease) in Payable to General Partners

      Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships

     Net Cash Provided by Investing Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$ (219,105) 11,362 (13,781) 162,739 (1,161) ----------- (59,946) ----------- 18,864 ----------- 18,864 ----------- (41,082) 353,838 ----------- $ 312,756 ========	$ (405,857) 7,098 (14,597) 358,024 745 ----------- (54,587) ----------- 17,460 ----------- 17,460 ----------- (37,127) 324,156 ----------- $ 287,029 ========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30,
(Unaudited)
SERIES 8 --------	2001	2000

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

Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships

Net Cash Provided by Investing Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$ (239,612) 3,694 (12,3120) 187,174 3,056 ----------- (58,000) ----------- 7,175 ----------- 7,175 ----------- (50,825) 447,343 ----------- $ 396,518 ========	$ (323,691) 4,528 (13,100) 276,425 2,853 ----------- (52,985) ----------- 10,216 ----------- 10,216 ----------- (42,769) 425,447 ----------- $ 382,678 ========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30,
(Unaudited)
SERIES 9 --------	2001	2000

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

          Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships

          Net Cash Provided by Investing Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$ (195,059) 2,276 (7,471) 166,058 8,497 ----------- (25,699) ----------- 8,174 ----------- 8,174 ----------- (17,525) 232,688 ----------- $ 215,163 ========	$ (309,430) 2,860 (7,883) 282,954 7,868 ----------- (23,631) ----------- 9,770 ----------- 9,770 ----------- (13,861) 209,964 ----------- $ 196,103 ========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30,
(Unaudited)
SERIES 10 --------	2001	2000

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss to Net
  Cash Used in Operating Activities:
    Amortization
    Accreted Interest Income on Investments
    in Securities
    Equity in Losses of Project Partnerships
    Changes in Operating Assets and Liabilities:
      Decrease in Payable to General Partners

         Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships

         Net Cash Provided by Investing Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$ (140,232) 2,811 (7,054) 122,900 (8,618) ----------- (30,193) ----------- 4,989 ----------- 4,989 ----------- (25,204) 236,522 ----------- $ 211,318 ========	$ (225,229) 2,810 (7,351) 210,621 (10,248) ----------- (29,397) ----------- 5,161 ----------- 5,161 ----------- (24,236) 226,070 ----------- $ 201,834 ========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30,
(Unaudited)
SERIES 11 --------	2001	2000

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss to Net
  Cash Used in Operating Activities:
  Amortization
  Accreted Interest Income on Investments
   in Securities
   Equity in Losses of Project Partnerships
   Changes in Operating Assets and Liabilities:
      Decrease in Payable to General Partners

        Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships

        Net Cash Provided by Investing Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$ (96,799) 4,147 (8,337) 83,624 (16,332) ----------- (33,697) ----------- 12,833 ----------- 12,833 ----------- (20,864) 244,339 ----------- $ 223,475 ========	(159,579) 4,146 (8,603) 149,129 (15,075) ----------- (29,982) ----------- 4,172 ----------- 4,172 ----------- (25,810) 230,874 ----------- $ 205,064 ========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30,
(Unaudited)

TOTAL SERIES 7 - 11 -------------------	2001	2000

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss to Net
  Cash Used in Operating Activities:
  Amortization
  Accreted Interest Income on Investments
  in Securities
  Equity in Losses of Project Partnerships
  Changes in Operating Assets and Liabilities:
    Decrease in Payable to General Partners

       Net Cash Used in Operating Activities

|Cash Flows from Investing Activities:
Distributions Received from Project Partnerships

       Net Cash Provided by Investing Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$ (890,807) 24,290 (48,955) 722,495 (14,558) ----------- (207,535) ----------- 52,035 ----------- 52,035 ----------- (155,500) 1,514,730 ----------- $ 1,359,230 ========	$(1,423,786) 21,442 (51,534) 1,277,153 (13,857) ----------- (190,582) ----------- 46,779 ----------- 46,779 ----------- (143,803) 1,416,511 ----------- $ 1,272,708 ========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2001

NOTE 1 - ORGANIZATION:

     Gateway Tax Credit Fund III Ltd. ("Gateway"), a Florida Limited Partnership, was formed October 17, 1991 under the laws of Florida. Gateway offered its limited partnership interests in Series. The first Series for Gateway is Series 7. Operations commenced on July 16, 1992 for Series 7, January 4, 1993 for Series 8, September 30, 1993 for Series 9, January 21, 1994 for Series 10 and April 29, 1994 for Series 11. Each Series invests, as a limited partner, in other limited partnerships ("Project Partnerships"), each of which owns and operates apartment complexes eligible for Low-Income Housing Tax Credits ("Tax Credits"), provided for in Section 42 of the Internal Revenue Code of 1986. Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the Limited Partnership Agreement. As of September 30, 2001, Gateway had received capital contributions of $1,000 from the General Partners and $36,799,000 from the investor Limited Partners.

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

NOTE 3 - INVESTMENT IN SECURITIES:

      The September 30, 2001 Balance Sheet includes Investment in Securities consisting of U.S. Treasury Security Strips which represents their cost, plus accreted interest income of $187,867 for Series 7, $163,657 for Series 8, $95,278 for Series 9, $84,529 for Series 10 and $97,010 for Series 11.

	Estimated Market Value -----------------	Cost Plus Accreted Interest ----------------	Gross Unrealized Gains and (Losses) ----------------
Series 7	$ 442,649	$ 396,168	$ 46,481
Series 8	413,368	374,435	38,933
Series 9	272,660	251,514	21,146
Series 10	233,216	208,715	24,501
Series 11	266,713	232,533	34,180

As of September 30, 2001, the cost and accreted interest of debt securities by contractual maturities is as follows:
	Series 7 --------	Series 8 --------	Series 9 --------
Due within 1 year	$ 58,712	$ 53,847	$ 33,344
After 1 year through 5 years	229,146	215,092	127,815
After 5 years through 10 years	108,310	105,496	90,355
	----------	----------	----------
Total Amount Carried on Balance Sheet	$ 396,168 ========	$ 374,435 ========	$ 251,514 ========

	Series 10 --------	Series 11 --------	Total --------
Due within 1 year	$ 25,542	$ 27,359	$ 198,804
After 1 year through 5 years	95,257	107,213	774,523
After 5 years through 10 years	87,916	97,961	490,038
	----------	----------	----------
Total Amount Carried on Balance Sheet	$ 208,715 ========	$ 232,533 ========	$1,463,365 ========

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

      For the six months ended September 30, 2001 and 2000 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

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

                                                        2001                              2000

Series 7                                      $ 43,841                        $ 43,976
Series 8                                         45,682                           45,828
Series 9                                         25,089                           25,160
Series 10                                       17,106                           17,154
Series 11                                       14,543                           14,232
                                                    --------                          --------
Total                                         $146,261                        $146,350
                                                 =======                        =======

      General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statement of Operations.

Series 7                                     $ 10,854                           $  9,119
Series 8                                        11,967                             10,054
Series 9                                          6,679                               5,612
Series 10                                        4,175                               3,507
Series 11                                        3,339                               2,806
                                                    --------                            --------
Total                                         $ 37,014                           $ 31,098
                                                =======                         =======

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

      As of September 30, 2001, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 39 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

SERIES 7	SEPTEMBER 30, 2001 --------------	MARCH 31, 2001 -----------

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
  Acquisition fees and expenses
  Accumulated amortization of acquisition fees and
  expenses

Investments in Project Partnerships

	$ 7,732,089 (6,570,568) (196,175) ----------- 965,346 793,335 (177,896) ------------ $ 1,580,785 =========	$ 7,732,089 (6,407,829) (177,311) ----------- 1,146,949 793,335 (166,533) ------------ $ 1,773,751 =========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $1,528,320 for the period ended September 30, 2001 and cumulative suspended losses of $1,220,839 for the year ended March 31, 2001 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

      As of September 30, 2001, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 43 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

SERIES 8	SEPTEMBER 30, 2001 --------------	MARCH 31, 2001 -----------

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
  Acquisition fees and expenses
  Accumulated amortization of acquisition fees and
  expenses

Investments in Project Partnerships

	$ 7,586,105 (7,136,030) (150,389) ----------- 299,686 549,773 (107,039) ----------- $ 742,420 ========	$ 7,586,105 (6,948,856) (143,214) ----------- 494,035 549,773 (103,345) ------------ $ 940,463 ========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $1,700,605 for the period ended September 30, 2001 and cumulative suspended losses of $1,367,522 for the year ended March 31, 2001 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

      As of September 30, 2001, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 24 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

SERIES 9	SEPTEMBER 30, 2001 --------------	MARCH 31, 2001 -----------

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
  Acquisition fees and expenses
  Accumulated amortization of acquisition fees and
  expenses

Investments in Project Partnerships

	$ 4,914,116 (3,301,448) (109,183) ----------- 1,503,485 244,087 (49,483) ------------ $ 1,698,089 ========	$ 4,914,116 (3,135,390) (101,009) ---------- 1,677,717 244,087 (47,208) ------------ $ 1,874,596 ========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $386,229 for the period ended September 30, 2001 and cumulative suspended losses of $279,195 for the year ended March 31, 2001 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

      As of September 30, 2001, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 15 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

SERIES 10	SEPTEMBER 30, 2001 --------------	MARCH 31, 2001 -----------

Capital Contributions to Project Partnerships and purchase
price paid for limited partner interests in Project
Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets
acquired:
  Acquisition fees and expenses
  Accumulated amortization of acquisition fees and expenses

Investments in Project Partnerships

	$ 3,914,672 (1,627,407) (120,347) ----------- 2,166,918 196,738 (43,071) ------------- $ 2,320,585 =========	$ 3,914,672 (1,504,507) (115,357) ---------- 2,294,808 196,738 (40,259) ------------ $ 2,451,287 =========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $0 for the period ended September 30, 2001 and cumulative suspended losses of $0 for the year ended March 31, 2001 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

      As of September 30, 2001, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 12 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

SERIES 11	SEPTEMBER 30, 2001 --------------	MARCH 31, 2001 -----------

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
  Acquisition fees and expenses
  Accumulated amortization of acquisition fees and
  expenses

Investments in Project Partnerships

	$ 4,128,042 (1,027,055) (107,756) ----------- 2,993,231 290,335 (55,491) ------------ $ 3,228,075 =========	$ 4,128,042 (943,431) (94,923) ----------- 3,089,688 290,335 (51,342) ----------- $ 3,328,681 =========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $0 for the period September 30, 2001 and cumulative suspended losses of $0 for the year ended March 31, 2001 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued)

The following is a summary of Investments in Project Partnerships as of:
TOTAL SERIES 7 - 11	SEPTEMBER 30, 2001 --------------	MARCH 31, 2001 -----------

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
  Acquisition fees and expenses
  Accumulated amortization of acquisition fees and
  expenses

Investments in Project Partnerships

	$28,275,024 (19,662,508) (683,850) ------------ 7,928,666 2,074,268 (432,980) ------------ $ 9,569,954 =========	$28,275,024 (18,940,013) (631,814) ----------- 8,703,197 2,074,268 (408,687) ------------ $10,368,778 =========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

      In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30, of each year:

SERIES 7	2001	2000

SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

      Total assets

Liabilities and Partners' Equity:
  Current liabilities
  Long-term debt

      Total liabilities

Partners' equity (deficit)
  Limited Partner
  General Partners

      Total Partners' equity

      Total liabilities and partners' equity

SUMMARIZED STATEMENTS OF
OPERATIONS
Rental and other income
Expenses
  Operating expenses
  Interest expense
  Depreciation and amortization

      Total expenses

      Net loss

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 3,421,228
33,068,943
15,870
------------
$36,506,041
=========

$    801,006
36,441,924
------------
37,242,930
------------

(618,907)
(117,982)
-----------
(736,889)
-----------
$36,506,041
=========

$ 2,164,487
------------
1,490,601
415,562
733,294
------------
2,639,457
-----------
$ (474,970)
=========
$     (4,750)
=========
$ (470,220)
307,481
------------
$ (162,739)
=========

$ 3,294,232
34,400,647
35,594
------------
$37,730,473
=========

$    973,606
36,579,442
------------
37,553,048
------------

239,108
(61,683)
-----------
177,425
-----------
$37,730,473
=========

$ 2,165,438
------------
1,439,252
631,230
751,348
------------
2,821,830
------------
$ (656,392)
=========
$     (6,564)
=========
$ (649,828)
291,804
------------
$ (358,024)
=========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

      In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30, of each year:

SERIES 8	2001	2000

SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

      Total assets

Liabilities and Partners' Equity:
  Current liabilities
  Long-term debt

      Total liabilities

Partners' equity (deficit)
  Limited Partner
  General Partners

      Total Partners' equity (deficit)

      Total liabilities and partners' equity

SUMMARIZED STATEMENTS OF
OPERATIONS
Rental and other income

Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

      Total expenses

      Net loss

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 2,985,618
34,910,036
36,534
------------
$37,932,188
=========

$ 1,098,271
38,447,298
------------
39,545,569
------------

(1,185,574)
(427,807)
-----------
(1,613,381)
-----------
$37,932,188
=========

$ 2,179,208
------------

1,467,482
450,373
789,013
------------
2,706,868
------------
$ (527,660)
========
$     (7,433)
========
$ (520,227)
333,053
------------
$ (187,174)
========

$ 2,853,433
36,416,155
35,313
------------
$39,304,901
========

$ 1,139,316
38,620,980
------------
39,760,296
------------

(92,484)
(362,911)
-----------
(455,395)
-----------
$39,304,901
=========

$ 2,186,453
-----------

1,427,613
562,807
798,526
------------
2,788,946
------------
$ (602,493)
========
$     (8,266)
========
$ (594,227)
317,802
------------
$ (276,425)
========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

      In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30, of each year:

SERIES 9	2001	2000

SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

       Total assets

Liabilities and Partners' Equity:
  Current liabilities
  Long-term debt

      Total liabilities

Partners' equity (deficit)
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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 1,768,791
19,777,405
8,248
------------
$21,554,444
=========

$ 265,717
20,368,291
------------
20,634,008
------------

1,097,464
(177,028)
-----------
920,436
-----------
$21,554,444
=========

$ 1,095,455
------------
720,771
234,201
416,334
------------
1,371,306
------------
$ (275,851)
=========
$     (2,759)
=========
$ (273,092)
107,034
------------
$ (166,058)
=========

$ 1,733,235
20,574,469
5,611
------------
$22,313,315
=========

$ 354,578
20,445,841
------------
20,800,419
------------

1,660,103
(147,207)
-----------
1,512,896
-----------
$22,313,315
=========

$ 1,100,331
------------
717,304
305,362
420,566
------------
1,443,232
------------
$ (342,901)
=========
$     (3,429)
=========
$ (339,472)
56,518
------------
$ (282,954)
=========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

      In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30, of each year:

SERIES 10	2001	2000

SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

      Total assets

Liabilities and Partners' Equity:
  Current liabilities
  Long-term debt

       Total liabilities

Partners' equity (deficit)
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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 1,438,100
14,078,703
5,319
------------
$15,522,122
=========

$    251,593
13,320,516
------------
13,572,109
------------

2,171,653
(221,640)
-----------
1,950,013
-----------
$15,522,122
=========

$   736,367
------------
482,389
130,694
248,303
------------
861,386
------------
$ (125,019)
=========
$     (2,119)
=========
$ (122,900)
0
------------
$ (122,900)
=========

$ 1,343,827
14,519,761
3,789
------------
$15,867,377
=========

$    280,428
13,393,689
------------
13,674,117
------------

2,390,346
(197,086)
-----------
2,193,260
-----------
$15,867,377
=========

$ 713,644
------------
527,010
152,607
247,824
------------
927,441
------------
$ (213,797)
=========
$     (3,176)
=========
$ (210,621)
0
------------
$ (210,621)
=========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

      In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30, of each year:

SERIES 11	2001	2000

SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

      Total assets

Liabilities and Partners' Equity:
  Current liabilities
  Long-term debt

      Total liabilities

Partners' equity (deficit)
  Limited Partner
  General Partners

      Total Partners' equity

      Total liabilities and partners' equity

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

      Total expenses

      Net loss

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$  1,307,536
12,367,376
12,378
------------
$13,687,290
=========

$    260,662
10,508,107
------------
10,768,769
------------

3,015,367
(96,846)
-----------
2,918,521
-----------
$13,687,290
=========

$    734,370
------------
449,577
123,027
258,062
------------
830,666
------------
$  (96,296)
=========
$  (12,672)
=========
$  (83,624)
0
------------
$ (83,624)
=========

$  1,215,585
12,825,775
14,512
------------
$14,055,872
=========

$    331,863
10,608,709
------------
10,940,572
------------

3,146,070
(30,770)
-----------
3,115,300
-----------
$14,055,872
=========

$    771,597
------------
451,090
221,266
257,847
------------
930,203
------------
$ (158,606)
=========
$     (9,477)
=========
$ (149,129)
0
------------
$ (149,129)
=========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

       In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30, of each year:

TOTAL SERIES 7 - 11	2001	2000

SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

      Total assets

Liabilities and Partners' Equity:
  Current liabilities
  Long-term debt

      Total liabilities

Partners' equity (deficit)
  Limited Partner
  General Partners

      Total Partners' equity

      Total liabilities and partners' equity

SUMMARIZED STATEMENTS OF
OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

      Total expenses

      Net loss

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$  10,921,273
114,202,463
78,349
------------
$125,202,085
==========

$   2,677,249
119,086,136
------------
121,763,385
------------

4,480,003
(1,041,303)
-----------
3,438,700
-----------
$125,202,085
==========

$  6,909,887
------------
4,610,820
1,353,857
2,445,006
------------
8,409,683
------------
$ (1,499,796)
==========
$      (29,733)
==========
$ (1,470,063)
747,568
------------
$   (722,495)
==========

$  10,440,312
118,736,807
94,819
------------
$129,271,938
==========

$   3,079,791
119,648,661
------------
122,728,452
------------

7,343,143
(799,657)
-----------
6,543,486
-----------
$129,271,938
==========

$ 6,937,463
------------
4,562,269
1,873,272
2,476,111
------------
8,911,652
------------
$ (1,974,189)
==========
$      (30,912)
==========
$ (1,943,277)
666,124
------------
$ (1,277,153)
==========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, Liquidity and Capital Resources

     As disclosed on the statement of operations for each Series, except as described below, interest income is comparable for the six and three months ended September 30, 2001 and September 30, 2000. The General and Administrative expenses - General Partner and General and Administrative expenses - Other for the three and six months ended September 30, 2001 are comparable to September 30, 2000. There were no unusual variations in the operating results between these two periods.

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

     Series 7 - Gateway closed this series on October 16, 1992 after receiving $10,395,000 from 635 Limited Partner investors. Equity in Losses of Project Partnerships for the six months ended September 30, 2001 decreased from $358,024 for the six months ended September 30, 2000 to $162,739 as a result of a decrease in interest expense at the Project Partnership level due to a change in the way quarterly interest expense is calculated to more accurately reflect a proportionate share of the total yearly expense. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

     At September 30, 2001, the Series had $312,756 of short-term investments (Cash and Cash Equivalents). It also had $396,168 in Zero Coupon Treasuries with annual maturities providing $60,000 in fiscal year 2002 increasing to $86,000 in fiscal year 2008. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

     As disclosed on the statement of cash flows, the Series had a net loss of $219,105 for the six months ended September 30, 2001. However, after adjusting for Equity in Losses of Project Partnerships of $162,739 and the changes in operating assets and liabilities, net cash used in operating activities was $59,946. Cash provided by investing activities totaled $18,864 consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

     Series 8 - Gateway closed this Series on September 28, 1993 after receiving $9,980,000 from 664 Limited Partner investors. Equity in Losses of Project Partnerships for the six months ended September 30, 2001 decreased from $276,425 for the six months ended September 30, 2000 to $187,174 as a result of a decrease in interest expense at the Project Partnership level due to a change in the way quarterly interest expense is calculated to more accurately reflect a proportionate share of the total yearly expense.

     At September 30, 2001, the Series had $396,518 of short-term investments (Cash and Cash Equivalents). It also had $374,435 in Zero Coupon Treasuries with annual maturities providing $55,000 in fiscal year 2002 increasing to $82,000 in fiscal year 2008. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

     As disclosed on the statement of cash flows, the Series had a net loss of $239,612 for the six months ended September 30, 2001. However, after adjusting for Equity in Losses of Project Partnerships of $187,174 and the changes in operating assets and liabilities, net cash used in operating activities was $58,000. Cash provided by investing activities totaled $7,175, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

     Series 9 - Gateway closed this Series on December 31, 1993 after receiving $6,254,000 from 406 Limited Partner investors. Equity in Losses of Project Partnerships for the six months ended September 30, 2001 decreased from $282,954 for the six months ended September 30, 2000 to $166,058 as a result of a decrease in interest expense at the Project Partnership level due to a change in the way quarterly interest expense is calculated to more accurately reflect a proportionate share of the total yearly expense.

     At September 30, 2001, the Series had $215,163 of short-term investments (Cash and Cash Equivalents). It also had $251,514 in Zero Coupon Treasuries with annual maturities providing $34,000 in fiscal year 2002 increasing to $47,000 in fiscal year 2009. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

     As disclosed on the statement of cash flows, the Series had a net loss of $195,059 for the six months ended September 30, 2001. However, after adjusting for Equity in Losses of Project Partnerships of $166,058 and the changes in operating assets and liabilities, net cash used in operating activities was $25,699. Cash provided by investing activities totaled $8,174, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

     Series 10 - Gateway closed this Series on January 21, 1994 after receiving $5,043,000 from 325 Limited Partner investors. Equity in Losses of Project Partnerships for the six months ended September 30, 2001 decreased from $210,621 for the six months ended September 30, 2000 to $122,900 as a result of a decrease in interest expense at the Project Partnership level due to a change in the way quarterly interest expense is calculated to more accurately reflect a proportionate share of the total yearly expense.

     At September 30, 2001, the Series had $211,318 of short-term investments (Cash and Cash Equivalents). It also had $208,715 in Zero Coupon Treasuries with annual maturities providing $26,000 in fiscal year 2002 increasing to $40,000 in fiscal year 2010. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

     As disclosed on the statement of cash flows, the Series had a net loss of $140,232 for the six months ended September 30, 2001. However, after adjusting for Equity in Losses of Project Partnerships of $122,900 and the changes in operating assets and liabilities, net cash used in operating activities was $30,193. Cash provided by investing activities totaled $4,989, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

     Series 11 - Gateway closed this Series on April 29, 1994 after receiving $5,127,000 from 330 Limited investors. Equity in losses of Project Partnerships for the six months ended September 30, 2001 decreased from $149,129 for the six months ended September 30, 2000 to $83,624 as a result of a decrease in interest expense at the Project Partnership level due to a change in the way quarterly interest expense is calculated to more accurately reflect a proportionate share of the total yearly expense.

     At September 30, 2001, the Series had $223,475 of short-term investments (Cash and Cash Equivalents). It also had $232,533 in Zero Coupon Treasuries with annual maturities providing $28,000 in fiscal year 2002 increasing to $44,000 in fiscal year 2010. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

     As disclosed on the statement of cash flows, the Series had a net loss of $96,799 for the six months ended September 30, 2001. However, after adjusting for Equity in Losses of Project Partnerships of $83,624 and the changes in operating assets and liabilities, net cash used in operating activities was $33,697. Cash provided by investing activities totaled $12,833, consisting of cash distributions from Project Partnerships. There were no unusual events or trends to describe.

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

                                                                          GATEWAY TAX CREDIT FUND III LTD.
                                                                          (A Florida Limited Partnership)
                                                                          By: Raymond James Tax Credit Funds, Inc.

Date: November 16, 2001                                  By:/s/ Ronald M. Diner

                                                                           Ronald M. Diner
                                                                           President

Date: November 16, 2001                                   By:/s/ Sandra L. Furey

                                                                           Sandra L. Furey
                                                                           Secretary and Treasurer