Form 10-Q
period 2001-12-31
GATEWAY TAX CREDIT FUND III LTD
filed 2002-03-07
CIK 881716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended        DECEMBER 31, 2001

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
  Title of Each Class                                December 31, 2001
Units of Limited Partnership
Interest:  $1,000 per unit                                33,799

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II, 2001 Form 10-K, filed with the
Securities and Exchange Commission on August 1, 2001
Parts III and IV - Form S-11 Registration Statement
and all amendments and supplements thereto
File No. 33-44238

PART I - Financial Information
  Item 1.  Financial Statements

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS

SERIES 7	DECEMBER 31, 2001 ------- (Unaudited)	MARCH 31, 2001 ------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity:
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at December 31, 2001 and March 31,2001)
General Partners

  Total Partners' Equity

   Total Liabilities and Partners' Equity

$   306,987
59,691
-----------
366,678

343,553
1,494,929
-----------
$ 2,205,160
===========

$    54,899
-----------
54,899
-----------

377,220
-----------

1,846,588
(73,547)
-----------
1,773,041
-----------
$ 2,205,160
===========

$   353,838
56,801
-----------
410,639

325,585
1,773,751
-----------
$ 2,509,975
===========

$    57,117
-----------
57,117
-----------

356,584
-----------

2,166,589
(70,315)
-----------
2,096,274
-----------
$ 2,509,975
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS

SERIES 8	DECEMBER 31, 2001 ------- (Unaudited)	MARCH 31, 2001 ------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity:
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at December 31, 2001 and March 31, 2001)
General Partners

  Total Partners' Equity

   Total Liabilities and Partners' Equity

$   388,038
54,697
-----------
442,735

326,049
645,026
-----------
$ 1,413,810
===========

$    45,775
-----------
45,775
-----------

438,528
-----------

1,007,837
(78,330)
-----------
929,507
-----------
$ 1,413,810
===========

$   447,343
52,185
-----------
499,528

309,940
940,463
-----------
$ 1,749,931
===========

$    48,367
-----------
48,367
-----------

412,655
-----------

1,363,645
(74,736)
-----------
1,288,909
-----------
$ 1,749,931
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS

SERIES 9	DECEMBER 31, 2001 ------- (Unaudited)	MARCH 31, 2001 ------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

    Total Current Liabilities

Long-Term Liabilities:
Payable to General Partners

Partners' Equity:
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at December 31, 2001 and March 31, 2001)
General Partners

  Total Partners' Equity

   Total Liabilities and Partners' Equity

$   210,337
33,818
-----------
244,155

221,517
1,566,657
-----------
$ 2,032,329
===========

$    26,150
-----------
26,150
-----------

268,303
-----------

1,775,334
(37,458)
-----------
1,737,876
-----------
$ 2,032,329
===========

$   232,688
32,416
-----------
265,104

211,626
1,874,596
-----------
$ 2,351,326
===========

$    27,514
-----------
27,514
-----------

247,323
-----------

2,110,561
(34,072)
-----------
2,076,489
-----------
$ 2,351,326
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS

SERIES 10	DECEMBER 31, 2001 ------- (Unaudited)	MARCH 31, 2001 ------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

    Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity:
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at December 31, 2001 and March 31, 2001)
General Partners

  Total Partners' Equity

   Total Liabilities and Partners' Equity

$   209,903
25,960
-----------
235,863

186,393
2,250,023
-----------
$ 2,672,279
===========

$    29,117
-----------
29,117
-----------

64,649
-----------

2,596,908
(18,395)
-----------
2,578,513
-----------
$ 2,672,279
===========

$   236,522
24,731
-----------
261,253

176,929
2,451,287
-----------
$ 2,889,469
===========

$    30,195
-----------
30,195
-----------

64,462
-----------

2,811,044
(16,232)
-----------
2,794,812
-----------
$ 2,889,469
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS

SERIES 11	DECEMBER 31, 2001 ------- (Unaudited)	MARCH 31, 2001 ------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity:
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at December 31, 2001 and March 31, 2001)
General Partners

  Total Partners' Equity

   Total Liabilities and Partners' Equity

$   221,718
27,841
-----------
249,559

208,976
3,185,288
-----------
$ 3,643,823
===========

$    28,562
-----------
28,562
-----------

10,732
-----------

3,614,474
(9,945)
-----------
3,604,529
-----------
$ 3,643,823
===========

$   244,339
26,421
-----------
270,760

197,772
3,328,681
-----------
$ 3,797,213
===========

$    29,452
-----------
29,452
-----------

19,496
-----------

3,756,773
(8,508)
-----------
3,748,265
-----------
$ 3,797,213
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS

TOTAL SERIES 7 - 11	DECEMBER 31, 2001 ------- (Unaudited)	MARCH 31, 2001 ------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity:
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at December 31, 2001 and March 31, 2001)
General Partners

  Total Partners' Equity

   Total Liabilities and Partners' Equity

$ 1,336,983
202,007
-----------
1,538,990

1,286,488
9,141,923
-----------
$11,967,401
===========

$   184,503
-----------
184,503
-----------

1,159,432
-----------

10,841,141
(217,675)
-----------
10,623,466
-----------
$11,967,401
===========

$ 1,514,730
192,554
-----------
1,707,284

1,221,852
10,368,778
-----------
$13,297,914
===========

$   192,645
-----------
192,645
-----------

1,100,520
-----------

12,208,612
(203,863)
-----------
12,004,749
-----------
$13,297,914
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31,
(Unaudited)

SERIES 7	2001 ----	2000 ----

Revenues:
 Interest Income

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project
 Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited
Partnership Units

Number of Limited Partnership Units
Outstanding

$     8,589
-----------

21,920

5,427
1,718
9,756
-----------
38,821
-----------

(30,232)

(73,896)
-----------
$  (104,128)
===========

$  (103,087)
(1,041)
-----------
$  (104,128)
===========

$     (9.92)
===========

10,395
===========

$    11,622
-----------

21,988

2,628
2,818
3,549
-----------
30,983
-----------

(19,361)

(13,266)
-----------
$   (32,627)
===========

$   (32,301)
(326)
-----------
$   (32,627)
===========

$     (3.11)
===========

10,395
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31,
(Unaudited)

SERIES 8	2001 ----	2000 ----

Revenues:
 Interest Income

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project
 Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited
Partnership Units

Number of Limited Partnership Units
Outstanding

$     8,227
-----------

22,841

5,984
1,798
1,847
-----------
32,470
-----------

(24,243)

(95,547)
----------
$  (119,790)
===========

$  (118,592)
(1,198)
-----------
$  (119,790)
===========

$    (11.88)
===========

9,980
===========

$    12,236
-----------

22,914

2,898
3,103
2,264
-----------
31,179
-----------

(18,943)

(28,222)
----------
$   (47,165)
===========

$   (46,693)
(472)
-----------
$   (47,165)
===========

$     (4.68)
===========

9,980
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31,
(Unaudited)

SERIES 9	2001 ----	2000 ----

Revenues:
 Interest Income

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project
 Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited
Partnership Units

Number of Limited Partnership Units
Outstanding

$     4,861
-----------

12,544

3,340
1,099
1,138
-----------
18,121
-----------

(13,260)

(130,294)
----------
$  (143,554)
===========

$  (142,118)
(1,436)
-----------
$  (143,554)
===========

$    (22.72)
===========

6,254
===========

$     6,869
-----------

12,580

1,617
1,870
1,430
-----------
17,497
-----------

(10,628)

(87,687)
----------
$   (98,315)
===========

$   (97,332)
(983)
-----------
$   (98,315)
===========

$    (15.56)
===========

6,254
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31,
(Unaudited)

SERIES 10	2001 ----	2000 ----

Revenues:
 Interest Income

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project
 Partnerships

Net Gain / Loss

Allocation of Net Gain / Loss:
 Limited Partners
 General Partners

Net Gain / Loss Per Number of
Limited Partnership Units

Number of Limited Partnership Units
Outstanding

$     4,671
-----------

8,553

2,087
881
1,406
-----------
12,927
-----------

(8,256)

(67,811)
-----------
$   (76,067)
===========

$   (75,306)
(761)
-----------
$   (76,067)
===========

$    (14.93)
===========

5,043
===========

$ 6,721 ----------- 8,577 1,011 1,429 1,405 ----------- 12,422 ----------- (5,701) 6,615 ----------- $ 914 =========== $ 905 9 ----------- $ 914 =========== $ 0.18 =========== 5,043 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31,
(Unaudited)

SERIES 11	2001 ----	2000 ----

Revenues:
 Interest Income

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project
 Partnerships

Net Gain / Loss

Allocation of Net Gain / Loss:
 Limited Partners
 General Partners

Net Gain / Loss Per Number of
Limited Partnership Units

Number of Limited Partnership Units
Outstanding

$     5,375
-----------

7,271

1,670
894
2,074
-----------
11,909
-----------

(6,534)

(40,403)
----------
$   (46,937)
===========

$   (46,468)
(469)
-----------
$   (46,937)
===========

$     (9.06)
===========

5,127
===========

$     7,404
-----------

7,116

809
1,343
2,073
-----------
11,341
-----------

(3,937)

32,921
----------
$    28,984
===========

$    28,694
290
-----------
$    28,984
===========

$      5.60
===========

5,127
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31,
(Unaudited)

TOTAL SERIES 7 - 11	2001 ----	2000 ----

Revenues:
 Interest Income

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project
 Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

	$ 31,723 ----------- 73,129 18,508 6,390 16,221 ----------- 114,248 ----------- (82,525) (407,951) ----------- $ (490,476) =========== $ (485,572) (4,904) ----------- $ (490,476) ===========	$ 44,852 ----------- 73,175 8,963 10,563 10,721 ----------- 103,422 ----------- (58,570) (89,639) ----------- $ (148,209) =========== $ (146,727) (1,482) ----------- $ (148,209) ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED DECEMBER 31,
(Unaudited)

SERIES 7	2001 ----	2000 ----

Revenues:
 Interest Income

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project
 Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited
Partnership Units

Number of Limited Partnership
Units Outstanding

$    28,508
-----------

65,761

16,281
11,946
21,118
-----------
115,106
-----------

(86,598)

(236,635)
-----------
$  (323,233)
===========

$  (320,001)
(3,232)
-----------
$  (323,233)
===========

$    (30.78)
===========

10,395
===========

$    35,276
-----------

65,964

11,747
14,112
10,647
-----------
102,470
-----------

(67,194)

(371,290)
-----------
$  (438,484)
===========

$  (434,099)
(4,385)
-----------
$  (438,484)
===========

$    (41.76)
===========

10,395
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED DECEMBER 31,
(Unaudited)

SERIES 8	2001 ----	2000 ----

Revenues:
 Interest Income

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project
 Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited
Partnership Units

Number of Limited Partnership
Units Outstanding

$    28,219
----------

68,523

17,951
12,885
5,541
----------
104,900
----------

(76,681)

(282,721)
----------
$  (359,402)
===========

$  (355,808)
(3,594)
-----------
$  (359,402)
===========

$    (35.65)
===========

9,980
===========

$    37,245
----------

68,742

12,952
14,968
6,792
----------
103,454
----------

(66,209)

(304,647)
----------
$  (370,856)
===========

$  (367,147)
(3,709)
-----------
$  (370,856)
===========

$    (36.79)
===========

9,980
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED DECEMBER 31,
(Unaudited)

SERIES 9	2001	2000

Revenues:
 Interest Income

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of
 Project Partnership
Equity in Losses of Project
 Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited
Partnership Units

Number of Limited Partnership Units Outstanding

$    16,373
----------

37,633

10,019
7,568
3,414
----------
58,634
----------

(42,261)

(296,352)
----------
$  (338,613)
===========

$  (335,227)
(3,386)
-----------
$  (338,613)
===========

$    (53.60)
===========

6,254
===========

$    20,716
----------

37,740

7,229
8,561
4,290
----------
57,820
----------

(37,104)

(370,641)
----------
$  (407,745)
===========

$  (403,668)
(4,077)
-----------
$  (407,745)
===========

$    (64.55)
===========

6,254
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED DECEMBER 31,
(Unaudited)

SERIES 10	2001 ----	2000 ----

Revenues:
 Interest Income

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project
 Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited
Partnership Units

Number of Limited Partnership
Units Outstanding

$    15,817
----------

25,659

6,262
5,267
4,217
----------
41,405
----------

(25,588)

(190,711)
----------
$  (216,299)
===========

$  (214,136)
(2,163)
-----------
$  (216,299)
===========

$    (42.46)
===========

5,043
===========

$    20,447
----------

25,731

4,518
6,292
4,215
----------
40,756
----------

(20,309)

(204,006)
----------
$  (224,315)
===========

$  (222,072)
(2,243)
-----------
$  (224,315)
===========

$    (44.04)
===========

5,043
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED DECEMBER 31,
(Unaudited)

SERIES 11	2001 ----	2000 ----

Revenues:
 Interest Income

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project
 Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited
Partnership Units

Number of Limited Partnership
Units Outstanding

$    18,035
----------

21,814

5,009
4,700
6,221
----------
37,744
----------

(19,709)

(124,027)
----------
$  (143,736)
===========

$  (142,299)
(1,437)
-----------
$  (143,736)
===========

$    (27.75)
===========

5,127
===========

$    22,465
----------

21,348

3,615
5,670
6,219
----------
36,852
----------

(14,387)

(116,208)
----------
$  (130,595)
===========

$  (129,289)
(1,306)
-----------
$  (130,595)
===========

$    (25.22)
===========

5,127
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED DECEMBER 31,
(Unaudited)

TOTAL SERIES 7 - 11	2001 ----	2000 ----

Revenues:
 Interest Income

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project
 Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

	$ 106,952 ---------- 219,390 55,522 42,366 40,511 ---------- 357,789 ---------- (250,837) (1,130,446) ---------- $(1,381,283) =========== $(1,367,471) (13,812) ----------- $(1,381,283) ===========	$ 136,149 ---------- 219,525 40,061 49,603 32,163 ---------- 341,352 ---------- (205,203) (1,366,792) ---------- $(1,571,995) =========== $(1,556,275) (15,720) ----------- $(1,571,995) ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF PARTNERS' EQUITY (Deficit)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000:

SERIES 7	Limited Partners ---------	General Partners (Deficit) --------	Total -----
Balance at March 31, 2000 Net Loss Balance at December 31, 2000 Balance at March 31, 2001 Net Loss Balance at December 31, 2001	$ 2,670,270 (434,099) ----------- $ 2,236,171 =========== $ 2,166,589 (320,001) ----------- $ 1,846,588 ===========	$ (65,227) (4,385) ----------- $ (69,612) =========== $ (70,315) (3,232) ----------- $ (73,547) ===========	$ 2,605,043 (438,484) ----------- $ 2,166,559 =========== $ 2,096,274 (323,233) ----------- $ 1,773,041 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF PARTNERS' EQUITY (Deficit)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000:

SERIES 8	Limited Partners ---------	General Partners (Deficit) --------	Total -----
Balance at March 31, 2000 Net Loss Balance at December 31, 2000 Balance at March 31, 2001 Net Loss Balance at December 31, 2001	$ 1,898,013 (367,147) ----------- $ 1,530,866 =========== $ 1,363,645 (355,808) ----------- $ 1,007,837 ===========	$ (69,338) (3,709) ----------- $ (73,047) =========== $ (74,736) (3,594) ----------- $ (78,330) ===========	$ 1,828,675 (370,856) ----------- $ 1,457,819 =========== $ 1,288,909 (359,402) ----------- $ 929,507 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF PARTNERS' EQUITY (Deficit)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000:

SERIES 9	Limited Partners ---------	General Partners (Deficit) --------	Total -----
Balance at March 31, 2000 Net Loss Balance at December 31, 2000 Balance at March 31, 2001 Net Loss Balance at December 31, 2001	$ 2,563,166 (403,668) ----------- $ 2,159,498 =========== $ 2,110,561 (335,227) ----------- $ 1,775,334 ===========	$ (29,500) (4,077) ----------- $ (33,577) =========== $ (34,072) (3,386) ----------- $ (37,458) ===========	$ 2,533,666 (407,745) ----------- $ 2,125,921 =========== $ 2,076,489 (338,613) ----------- $ 1,737,876 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF PARTNERS' EQUITY (Deficit)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000:

SERIES 10	Limited Partners ---------	General Partners (Deficit) --------	Total -----
Balance at March 31, 2000 Net Loss Balance at December 31, 2000 Balance at March 31, 2001 Net Loss Balance at December 31, 2001	$ 3,128,940 (222,072) ----------- $ 2,906,868 =========== $ 2,811,044 (214,136) ----------- $ 2,596,908 ===========	$ (13,021) (2,243) ----------- $ (15,264) =========== $ (16,232) (2,163) ----------- $ (18,395) ===========	$ 3,115,919 (224,315) ----------- $ 2,891,604 =========== $ 2,794,812 (216,299) ----------- $ 2,578,513 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF PARTNERS' EQUITY (Deficit)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000:

SERIES 11	Limited Partners ---------	General Partners (Deficit) --------	Total -----
Balance at March 31, 2000 Net Loss Balance at December 31, 2000 Balance at March 31, 2001 Net Loss Balance at December 31, 2001	$ 3,957,139 (129,289) ----------- $ 3,827,850 =========== $ 3,756,773 (142,299) ----------- $ 3,614,474 ===========	$ (6,484) (1,306) ----------- $ (7,790) =========== $ (8,508) (1,437) ----------- $ (9,945) ===========	$ 3,950,655 (130,595) ----------- $ 3,820,060 =========== $ 3,748,265 (143,736) ----------- $ 3,604,529 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF PARTNERS' EQUITY (Deficit)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000:

TOTAL SERIES 7 - 11	Limited Partners ---------	General Partners (Deficit) --------	Total -----
Balance at March 31, 2000 Net Loss Balance at December 31, 2000 Balance at March 31, 2001 Net Loss Balance at December 31, 2001	$14,217,528 (1,556,275) ----------- $12,661,253 =========== $12,208,612 (1,367,471) ----------- $10,841,141 ===========	$ (183,570) (15,720) ----------- $ (199,290) =========== $ (203,863) (13,812) ----------- $ (217,675) ===========	$14,033,958 (1,571,995) ----------- $12,461,963 =========== $12,004,749 (1,381,283) ----------- $10,623,466 ===========

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
   Equity in Losses of Project    Partnerships
Changes in Operating Assets and Liabilities:
    Increase in Payable to General     Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
   Distributions Received from Project
   Partnerships

     Net Cash Provided by Investing
     Activities

Increase (Decrease) in Cash and Cash
Equivalents
Cash and Cash Equivalents at Beginning
of Year

Cash and Cash Equivalents at End of Year

	$ (323,233) 21,118 (20,857) 236,635 18,418 ---------- (67,919) ---------- 21,068 ---------- 21,068 ---------- (46,851) 353,838 ---------- $ 306,987 ==========	$ (438,484) 10,647 (22,090) 371,290 19,699 ---------- (58,938) ---------- 19,246 ---------- 19,246 ---------- (39,692) 324,156 ---------- $ 284,464 ==========

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
   Equity in Losses of Project Partnership
Changes in Operating Assets and Liabilities:
    Increase in Payable to General     Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
   Distributions Received from Project
   Partnerships

     Net Cash Provided by Investing
     Activities

Increase (Decrease) in Cash and Cash
Equivalents
Cash and Cash Equivalents at Beginning
of Year

Cash and Cash Equivalents at End of Year

	$ (359,402) 5,541 (18,624) 282,721 23,284 --------- (66,480) --------- 7,175 --------- 7,175 --------- (59,305) 447,343 --------- $ 388,038 =========	$ (370,856) 6,792 (19,814) 304,647 22,795 --------- (56,436) --------- 10,854 --------- 10,854 --------- (45,582) 425,447 --------- $ 379,865 =========

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
   Equity in Losses of Project Partnerships
Changes in Operating Assets and Liabilities:
    Increase in Payable to General Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships

     Net Cash Provided by Investing
     Activities

Increase (Decrease) in Cash and Cash
Equivalents
Cash and Cash Equivalents at Beginning
of Year

Cash and Cash Equivalents at End of Year

	$ (338,613) 3,414 (11,293) 296,352 19,615 ---------- (30,525) ---------- 8,174 --------- 8,174 --------- (22,351) 232,688 ---------- $ 210,337 ==========	$ (407,745) 4,290 (11,913) 370,641 18,794 ---------- (25,933) ---------- 12,465 --------- 12,465 --------- (13,468) 209,964 ---------- $ 196,496 ==========

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
   Equity in Losses of Project Partnerships
Changes in Operating Assets and Liabilities:
    Increase in Payable to General Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
   Distributions Received from Project
   Partnerships

     Net Cash Provided by Investing
     Activities

Increase (Decrease) in Cash and Cash
Equivalents
Cash and Cash Equivalents at Beginning
of Year

Cash and Cash Equivalents at End of Year

	$ (216,299) 4,217 (10,693) 190,711 (889) ---------- (32,953) ---------- 6,334 ---------- 6,334 ---------- (26,619) 236,522 ---------- $ 209,903 ==========	$ (224,315) 4,215 (11,142) 204,006 (2,733) --------- (29,969) --------- 5,860 --------- 5,860 --------- (24,109) 226,070 --------- $ 201,961 ==========

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
   Equity in Losses of Project Partnerships
Changes in Operating Assets and Liabilities:
    Increase in Payable to General Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
   Distributions Received from Project
   Partnerships

     Net Cash Provided by Investing
     Activities

Increase (Decrease) in Cash and Cash
Equivalents
Cash and Cash Equivalents at Beginning
of Year

Cash and Cash Equivalents at End of Year

	$ (143,736) 6,221 (12,622) 124,027 (9,654) ----------- (35,764) ----------- 13,143 ----------- 13,143 ----------- (22,621) 244,339 ----------- $ 221,718 ===========	$ (130,595) 6,219 (13,023) 116,208 (8,706) ---------- (29,897) ---------- 5,758 ---------- 5,758 ---------- (24,139) 230,874 ---------- $ 206,735 ===========

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
   Equity in Losses of Project Partnerships
Changes in Operating Assets and Liabilities:
    Increase in Payable to General Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
   Distributions Received from Project
   Partnerships

     Net Cash Provided by Investing
     Activities

Increase (Decrease) in Cash and Cash
Equivalents
Cash and Cash Equivalents at Beginning
of Year

Cash and Cash Equivalents at End of Year

	$(1,381,283) 40,511 (74,089) 1,130,446 50,774 ---------- (233,641) ---------- 55,894 ---------- 55,894 ---------- (177,747) 1,514,730 ---------- $ 1,336,983 ==========	$(1,571,995) 32,163 (77,982) 1,366,792 49,849 ---------- (201,173) ---------- 54,183 ---------- 54,183 ---------- (146,990) 1,416,511 ---------- $ 1,269,521 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001

NOTE 1 - ORGANIZATION:

   Gateway Tax Credit Fund III Ltd. ("Gateway"), a Florida Limited Partnership, was formed October 17, 1991 under the laws of Florida. Gateway offered its limited partnership interests in Series. The first Series for Gateway is Series 7. Operations commenced on July 16, 1992 for Series 7, January 4, 1993 for Series 8, September 30, 1993 for Series 9, January 21, 1994 for Series 10 and April 29, 1994 for Series 11. Each Series invests, as a limited partner, in other limited partnerships ("Project Partnerships"), each of which owns and operates apartment complexes eligible for Low-Income Housing Tax Credits ("Tax Credits"), provided for in Section 42 of the Internal Revenue Code of 1986. Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the Limited Partnership Agreement. As of December 31, 2001, Gateway had received capital contributions of $1,000 from the General Partners and $36,799,000 from the investor Limited Partners.

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

NOTE 3 - INVESTMENT IN SECURITIES:

   The December 31, 2001 Balance Sheet includes Investment in Securities consisting of U.S. Treasury Security Strips which represents their cost, plus accreted interest income of $194,943 for Series 7, $169,968 for Series 8, $99,099 for Series 9, $88,168 for Series 10 and $101,295 for Series 11.

Estimated Market Value -----------		Cost Plus Accreted Interest -----------	Gross Unrealized Gains and (Losses) ----------
Series 7	$442,549	$403,244	$39,305
Series 8	413,229	380,746	32,483
Series 9	271,924	255,335	16,589
Series 10	231,935	212,353	19,582
Series 11	265,325	236,817	28,508

   As of December 31, 2001, the cost and accreted interest of debt securities by contractual maturities is as follows:

	Series 7 --------	Series 8 --------	Series 9 --------
Due within 1 year	$ 59,691	$ 54,697	$ 33,818
After 1 year through 5 years	233,221	218,693	129,731
After 5 years through 10 years	110,332	107,356	91,786
Over 10 years	0 ----------	0 ----------	0 ----------
Total Amount Carried on Balance Sheet	$ 403,244 ==========	$ 380,746 ==========	$ 255,335 ==========
	Series 10 --------	Series 11 --------	Total --------
Due within 1 year	$ 25,960	$ 27,841	$ 202,007
After 1 year through 5 years	96,894	109,164	787,703
After 5 years through 10 years	89,499	99,812	498,785
Over 10 years	0 ----------	0 ----------	0 ----------
Total Amount Carried on Balance Sheet	$ 212,353 ==========	$ 236,817 ==========	$1,488,495 ==========

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

   For the nine months ended December 31, 2001 and 2000 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

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

                           2001             2000
                          -----            -----
Series 7                $ 65,761         $ 65,964
Series 8                  68,523           68,742
Series 9                  37,633           37,740
Series 10                 25,659           25,731
Series 11                 21,814           21,348
                        --------         --------
Total                   $219,390         $219,525
                        ========         ========

   General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statement of Operations.

Series 7                $  16,281         $ 11,747
Series 8                   17,951           12,952
Series 9                   10,019            7,229
Series 10                   6,262            4,518
Series 11                   5,009            3,615
                         --------         --------
Total                   $  55,522        $  40,061
                         ========         ========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of December 31, 2001, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 39 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:

SERIES 7	DECEMBER 31, 2001 ------------	MARCH 31, 2001 -----------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 7,732,089 (6,644,464) (198,379) ----------- 889,246 793,335 (187,652) ------------ $ 1,494,929 ============	$ 7,732,089 (6,407,829) (177,311) ----------- 1,146,949 793,335 (166,533) ------------ $ 1,773,751 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $1,698,584 for the period ended December 31, 2001 and cumulative suspended losses of $1,220,839 for the year ended March 31, 2001 are not included.

   As of December 31, 2001, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 43 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
SERIES 8	DECEMBER 31, 2001 ------------	MARCH 31, 2001 -----------

Capital Contributions to Project Partner- ships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition fees and expenses

Investments in Project Partnerships

	$ 7,586,105 (7,231,577) (150,389) ----------- 204,139 549,773 (108,886) ------------ $ 645,026 ============	$ 7,586,105 (6,948,856) (143,214) ----------- 494,035 549,773 (103,345) ------------ $ 940,463 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $1,858,660 for the period ended December 31, 2001 and cumulative suspended losses of $1,367,552 for the year ended March 31, 2001 are not included.

   As of December 31, 2001, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 24 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:

SERIES 9	DECEMBER 31, 2001 ------------	MARCH 31, 2001 -----------

Capital Contributions to Project Partner- ships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition fees and expenses

Investments in Project Partnerships

	$ 4,914,116 (3,431,742) (109,183) ----------- 1,373,191 244,087 (50,621) ------------ $ 1,566,657 ============	$ 4,914,116 (3,135,390) (101,009) ---------- 1,677,717 244,087 (47,208) ------------ $ 1,874,596 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $425,374 for the period ended December 31, 2001 and cumulative suspended losses of $279,195 for the year ended March 31, 2001 are not included.

   As of December 31, 2001, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 15 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:

SERIES 10	DECEMBER 31, 2001 ------------	MARCH 31, 2001 -----------

Capital Contributions to Project Partner- ships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition fees and expenses

Investments in Project Partnerships

	$ 3,914,672 (1,695,218) (121,692) ----------- 2,097,762 196,738 (44,477) ------------- $ 2,250,023 =============	$ 3,914,672 (1,504,507) (115,357) ---------- 2,294,808 196,738 (40,259) ------------ $ 2,451,287 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $0 for the period ended December 31, 2001 and cumulative suspended losses of $0 for the year ended March 31, 2001 are not included.

   As of December 31, 2001, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 12 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:

SERIES 11	DECEMBER 31, 2001 -----------	MARCH 31, 2001 -----------

Capital Contributions to Project Partner- ships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition fees and expenses

Investments in Project Partnerships

	$ 4,128,042 (1,067,458) (108,066) ----------- 2,952,518 290,335 (57,565) ----------- $ 3,185,288 ============	$ 4,128,042 (943,431) (94,923) ----------- 3,089,688 290,335 (51,342) ----------- $ 3,328,681 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $0 for the period December 31, 2001 and cumulative suspended losses of $0 for the year ended March 31, 2001 are not included.

   The following is a summary of Investments in Project Partnerships as of:

TOTAL SERIES 7 - 11	DECEMBER 31, 2001 -------------	MARCH 31, 2001 -----------

Capital Contributions to Project Partner- ships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition fees and expenses

Investments in Project Partnerships

	$28,275,024 (20,070,459) (687,709) ------------ 7,516,856 2,074,268 (449,201) ------------ $ 9,141,923 ============	$28,275,024 (18,940,013) (631,814) ----------- 8,703,197 2,074,268 (408,687) ------------ $10,368,778 ============

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 3,511,102
32,702,296
15,858
------------
$36,229,256
============

$   795,416
36,417,355
------------
37,212,771
------------

(863,067)
(120,448)
-----------
(983,515)
-----------

$36,229,256
============

$ 3,232,386
------------
2,230,697
623,343
1,099,942
------------
3,953,982
------------
$  (721,596)
============
$    (7,216)
============
$  (714,380)
477,745
------------

$  (236,635)
============

$ 3,452,461
34,039,544
31,108
------------
$37,523,113
============

$   860,321
36,579,443
------------
37,439,764
------------

145,973
(62,624)
-----------
83,349
-----------

$37,523,113
============

$ 3,141,569
------------
2,142,186
622,829
1,127,022
------------
3,892,037
------------
$  (750,468)
============
$    (7,505)
============
$  (742,963)
371,673
------------

$  (371,290)
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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 3,137,355
34,515,530
34,059
------------
$37,686,944
============

$ 1,135,324
38,438,530
------------
39,573,854
------------

(1,439,175)
(447,735)
-----------
(1,886,910)
-----------

$37,686,944
============

$ 3,274,411
------------
2,202,053
675,559
1,183,520
------------
4,061,132
------------
$  (786,721)
============
$   (12,892)
============
$  (773,829)
491,108
------------

$  (282,721)
============

$ 3,048,032
36,033,335
31,914
------------
$39,113,281
============

$ 1,083,812
38,620,980
------------
39,704,792
------------

(226,580)
(364,931)
-----------
(591,511)
-----------

$39,113,281
============

$ 3,269,838
------------
2,142,487
668,271
1,197,688
------------
4,008,446
------------
$  (738,608)
============
$   (10,285)
============
$  (728,323)
423,676
------------

$  (304,647)
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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 1,820,210
19,569,320
7,823
------------
$21,397,353
============

$   284,807
20,368,291
------------
20,653,098
------------

928,025
(183,770)
-----------
744,255
-----------

$21,397,353
============

$ 1,641,453
------------
1,112,654
351,301
624,500
------------
2,088,455
------------
$  (447,002)
============
$    (4,471)
============
$  (442,531)
146,179
------------

$  (296,352)
============

$ 1,772,930
20,376,191
5,459
------------
$22,154,580
============

$   300,241
20,445,841
------------
20,746,082
------------

1,556,749
(148,251)
-----------
1,408,498
-----------

$22,154,580
============

$ 1,591,004
------------
1,052,261
355,193
630,849
------------
2,038,303
------------
$  (447,299)
============
$    (4,473)
============
$  (442,826)
72,185
------------

$  (370,641)
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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 1,506,060
13,954,594
4,009
------------
$15,464,663
============

$   267,489
13,320,516
------------
13,588,005
------------

2,103,842
(227,184)
-----------
1,876,658
-----------

$15,464,663
============

$ 1,107,895
------------
733,421
196,040
372,413
------------
1,301,874
------------
$  (193,979)
============
$    (3,268)
============
$  (190,711)
0
------------

$  (190,711)
============

$ 1,403,755
14,400,767
4,495
------------
$15,809,017
============

$   241,581
13,393,689
------------
13,635,270
------------

2,370,961
(197,214)
-----------
2,173,747
-----------

$15,809,017
============

$ 1,079,464
------------
727,588
187,450
371,736
------------
1,286,774
------------
$  (207,310)
============
$    (3,304)
============
$  (204,006)
0
------------

$  (204,006)
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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 1,346,521
12,238,538
1,857
------------
$13,586,916
============

$   210,768
10,504,711
------------
10,715,479
------------

2,974,963
(103,526)
-----------
2,871,437
-----------

$13,586,916
============

$ 1,128,592
------------
697,878
184,542
386,900
------------
1,269,320
------------
$  (140,728)
============
$   (16,701)
============
$  (124,027)
0
------------

$  (124,027)
============

$ 1,276,409
12,697,898
13,921
------------
$13,988,228
============

$   233,424
10,608,709
------------
10,842,133
------------

3,178,991
(32,896)
-----------
3,146,095
-----------

$13,988,228
============

$ 1,071,555
------------
640,532
172,064
386,770
------------
1,199,366
------------
$  (127,811)
============
$   (11,603)
============
$  (116,208)
0
------------

$  (116,208)
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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 11,321,248
112,980,278
63,606
------------
$124,365,132
============

$  2,693,804
119,049,403
------------
121,743,207
------------

3,704,588
(1,082,663)
-----------
2,621,925
-----------

$124,365,132
============

$ 10,384,737
------------
6,976,703
2,030,785
3,667,275
------------
12,674,763
------------
$ (2,290,026)
============
$    (44,548)
============
$ (2,245,478)
1,115,032
------------
$ (1,130,446)
============

$ 10,953,587
117,547,735
86,897
------------
$128,588,219
============

$  2,719,379
119,648,662
------------
122,368,041
------------

7,026,094
(805,916)
-----------
6,220,178
-----------

$128,588,219
============

$ 10,153,430
------------
6,705,054
2,005,807
3,714,065
------------
12,424,926
------------
$ (2,271,496)
============
$    (37,170)
============
$ (2,234,326)
867,534
------------
$ (1,366,792)
============

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, Liquidity and Capital Resources

   As disclosed on the statement of operations for each Series, except as described below, interest income is comparable for the nine and three months ended December 31, 2001 and December 31, 2000. The General and Administrative expenses - General Partner and General and Administrative expenses - Other for the three and nine months ended December 31, 2001 are comparable to December 31, 2000. There were no unusual variations in the operating results between these two periods.

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

   Series 7 - Gateway closed this series on October 16, 1992 after receiving $10,395,000 from 635 Limited Partner investors. Equity in Losses of Project Partnerships for the nine months ended December 31, 2001 decreased from $371,290 for the nine months ended December 31, 2000 to $236,635 as a result of not including losses of $371,673 in 2000 as compared to $477,745 in 2001, as these losses would reduce the investment in certain Project Partnerships below zero. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

   At December 31, 2001, the Series had $306,987 of short-term investments (Cash and Cash Equivalents). It also had $403,244 in Zero Coupon Treasuries with annual maturities providing $60,000 in fiscal year 2002 increasing to $86,000 in fiscal year 2008. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $323,233 for the nine months ended December 31, 2001. However, after adjusting for Equity in Losses of Project Partnerships of $236,635 and the changes in operating assets and liabilities, net cash used in operating activities was $67,919. Cash provided by investing activities totaled $21,068 consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

   Series 8 - Gateway closed this Series on September 28, 1993 after receiving $9,980,000 from 664 Limited Partner investors. Equity in Losses of Project Partnerships for the nine months ended December 31, 2001 decreased from $304,647 for the nine months ended December 31, 2000 to $282,721 as a result of not including losses of $423,676 in 2000 as compared to $491,108 in 2001, as these losses would reduce the investment in certain Project Partnerships below zero. At December 31, 2001, the Series had $388,038 of short-term investments (Cash and Cash Equivalents). It also had $380,746 in Zero Coupon Treasuries with annual maturities providing $55,000 in fiscal year 2002 increasing to $82,000 in fiscal year 2008. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $359,402 for the nine months ended December 31, 2001. However, after adjusting for Equity in Losses of Project Partnerships of $282,721 and the changes in operating assets and liabilities, net cash used in operating activities was $66,480. Cash provided by investing activities totaled $7,175, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

   Series 9 - Gateway closed this Series on December 31, 1993 after receiving $6,254,000 from 406 Limited Partner investors. Equity in Losses of Project Partnerships for the nine months ended December 31, 2001 decreased from $370,641 for the nine months ended December 31, 2000 to $296,352 as a result of not including losses of $72,185 in 2000 as compared to $146,179 in 2001, as these losses would reduce the investments in certain Project Partnerships below zero. At December 31, 2001, the Series had $210,337 of short-term investments (Cash and Cash Equivalents). It also had $255,335 in Zero Coupon Treasuries with annual maturities providing $34,000 in fiscal year 2002 increasing to $47,000 in fiscal year 2009. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $338,613 for the nine months ended December 31, 2001. However, after adjusting for Equity in Losses of Project Partnerships of $296,352 and the changes in operating assets and liabilities, net cash used in operating activities was $30,525. Cash provided by investing activities totaled $8,174, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

   Series 10 - Gateway closed this Series on January 21, 1994 after receiving $5,043,000 from 325 Limited Partner investors. Equity in Losses of Project Partnerships for the nine months ended December 31, 2001 decreased from $204,006 for the nine months ended December 31, 2000 to $190,711 as a result of an increase in rental revenue due to higher occupancy. At December 31, 2001, the Series had $209,903 of short-term investments (Cash and Cash Equivalents). It also had $212,353 in Zero Coupon Treasuries with annual maturities providing $26,000 in fiscal year 2002 increasing to $40,000 in fiscal year 2010. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $216,299 for the nine months ended December 31, 2001. However, after adjusting for Equity in Losses of Project Partnerships of $190,711 and the changes in operating assets and liabilities, net cash used in operating activities was $32,953. Cash provided by investing activities totaled $6,334, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

   Series 11 - Gateway closed this Series on April 29, 1994 after receiving $5,127,000 from 330 Limited investors. Equity in losses of Project Partnerships for the nine months ended December 31, 2001 increased from $116,208 for the nine months ended December 31, 2000 to $124,027 as a result of an increase in operating expenses due to a rise in maintenance costs in 2001. At December 31, 2001, the Series had $221,718 of short-term investments (Cash and Cash Equivalents). It also had $236,817 in Zero Coupon Treasuries with annual maturities providing $28,000 in fiscal year 2002 increasing to $44,000 in fiscal year 2010. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $143,736 for the nine months ended December 31, 2001. However, after adjusting for Equity in Losses of Project Partnerships of $124,027 and the changes in operating assets and liabilities, net cash used in operating activities was $35,764. Cash provided by investing activities totaled $13,143, consisting of cash distributions from Project Partnerships. There were no unusual events or trends to describe.

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

                               GATEWAY TAX CREDIT FUND III LTD.
                               (A Florida Limited Partnership)
                               By: Raymond James Tax Credit Funds, Inc.

Date: March 7, 2002               By:/s/Ronald M. Diner
                                        Ronald M. Diner
                                        President

Date: March 7, 2002               By:/s/Sandra L. Furey
                                        Sandra L. Furey
                                        Secretary and Treasurer