Form 10-K
period 2002-03-31
GATEWAY TAX CREDIT FUND III LTD
filed 2002-07-09
CIK 881716

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT
OF 1934 (FEE REQUIRED)

For the fiscal year ended                 March 31, 2002

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

                                                Number of Record Holders
  Title of Each Class                                 March 31, 2002
Limited Partnership Interest                               2,254
General Partner Interest                                       2

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

   Gateway is engaged in only one industry segment, to acquire limited partnership interests in unaffiliated limited partnerships ("Project Partnerships"), each of which owns and operates one or more apartment complexes eligible for Low-Income Housing Tax Credits under Section 42 of the Internal Revenue Code ("Tax Credits"), received over a ten year period. Subject to certain limitations, Tax Credits may be used by Gateway's investors to reduce their income tax liability generated from other income sources. Gateway will terminate on December 31, 2040, or sooner, in accordance with the terms of its Limited Partnership Agreement. As of March 31, 2002, Gateway received capital contributions of $1,000 from the General Partners and from the Limited Partners, $10,395,000 in Series 7, $9,980,000 from Series 8, $6,254,000 from Series 9, $5,043,000 from Series 10 and $5,127,000 from Series 11.

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

   As of March 31, 2002, Gateway had invested in 39 Project Partnerships for Series 7, 43 Project Partnerships for Series 8, 24 Project Partnerships for Series 9, 15 Project Partnerships for Series 10 and 12 Project Partnerships for Series 11. Gateway acquired its interests in these properties by becoming a limited partner in the Project Partnerships that own the properties. The primary source of funds for each series is the capital contributions from Limited Partner investors.

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

   Gateway's goal is to invest in a diversified portfolio of Project Partnerships located in rural and suburban locations with a high demand for low income housing. As of March 31, 2002 the Series' investor capital contributions were successfully invested in Project Partnerships which met the investment criteria. Management anticipates that competition for tenants will only be with other low income housing projects and not with conventionally financed housing. With a significant number of rural American households living below the poverty level in substandard housing, management believes there will be a continuing demand for affordable low income housing for the foreseeable future.

   Gateway has no direct employees. Services are performed by the Managing General Partner and its affiliates and by agents retained by it. The Managing General Partner has full and exclusive discretion in management and control of Gateway.

Item 2.  Properties

   Gateway owns a majority interest in properties through its limited partnership investments in Project Partnerships. The largest single net investment in a Project Partnership in Series 7 is 5.2% of the Series' total balance sheet assets, Series 8 is 5.6%, Series 9 is 10.7%, Series 10 is 11.0% and Series 11 is 21.1%. The following table provides certain summary information regarding the Project Partnerships in which Gateway had an interest as of December 31, 2001:

Item 2 - Properties (continued):

SERIES 7

PARTNERSHIP -----------	LOCATION OF PROPERTY -----------	# OF UNIT ----	DATE ACQUIRED --------	PROPERTY COST --------	OCCU- PANCY RATE -----

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

Mountain Home, AR

		18 24 44 40 24 24 40 44 24 24 42 24 30 24 48 24 22 41 24 48 28 40 42 40 36 36 12 24 32 40 40 24 24 16 24 24 24 24 32	6/92 7/92 7/92 8/92 8/92 9/92 9/92 9/92 9/92 9/92 9/92 9/92 9/92 9/92 9/92 9/92 9/92 9/92 9/92 9/92 9/92 9/92 9/92 9/92 9/92 9/92 9/92 9/92 9/92 9/92 9/92 11/92 11/92 12/92 12/92 1/93 1/93 11/93 11/93

719,462

964,926

2,527,112

1,604,911

1,021,838

976,229

1,462,345

1,702,901

1,021,031

932,540

1,475,740

817,498

1,009,647

900,526

1,744,840

808,475

823,327

1,339,143

1,023,974

1,351,822

890,263

1,341,804

1,778,844

1,513,680

1,115,112

1,509,987

479,661

913,925

1,582,531

1,440,296

1,789,451

959,001

942,092

623,304

1,011,684

835,334

828,505

970,010

781,436

94% 96% 98% 98% 100% 58% 100% 100% 100% 75% 95% 100% 100% 88% 88% 100% 73% 95% 92% 98% 96% 100% 98% 98% 100% 100% 100% 100% 100% 100% 98% 88% 100% 100% 100% 96% 96% 100% 91%
		----		-----------
		1,195		45,535,207
		====		===========

An average effective rental per unit is $3,486 per year ($290 per month).

Item 2 - Properties (continued):

SERIES 8
PARTNERSHIP -----------	LOCATION OF PROPERTY -----------	# OF UNIT -----	DATE ACQUIRED --------	PROPERTY COST --------	OCCU- PANCY RATE ------

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

Russellville, KY

Tuskegee, AL

Cottondale, FL

16 24 24 24 24 32 24 36 24 24 28 16 24 24 24 24 25 24 16 16 32 16 29 44 44 33 20 34 24 24 46 64 36 30 16 24 32 36 41 24 24 36 25

12/92

12/92

1/93

1/93

1/93

1/93

1/93

3/93

3/93

3/93

3/93

4/93

5/93

5/93

5/93

6/93

5/93

6/93

6/93

6/93

6/93

6/93

8/93

9/93

9/93

9/93

9/93

9/93

9/93

9/93

9/93

9/93

10/93

10/93

10/93

10/93

10/93

10/93

10/93

10/93

11/93

12/93

1/94

579,158

765,292

787,859

892,598

812,853

1,279,431

998,158

1,321,039

758,489

932,474

904,702

543,863

918,303

898,022

826,389

883,990

1,115,950

902,785

724,100

764,457

1,189,817

1,200,210

994,717

1,530,768

1,810,597

1,356,358

823,087

1,403,425

831,492

1,107,162

1,781,759

2,729,317

1,330,474

1,549,606

696,400

1,086,029

1,175,418

1,347,963

1,659,179

925,875

951,730

1,417,128

948,319

88% 92% 96% 100% 100% 84% 96% 100% 96% 96% 100% 100% 96% 83% 92% 96% 100% 92% 97% 100% 94% 56% 94% 100% 91% 100% 100% 100% 100% 83% 93% 92% 97% 100% 81% 100% 97% 100% 95% 100% 67% 97% 100%
		-----		----------
		1,207		47,456,742
		=====		==========

An average effective rental per unit is $3,453 per year ($288 per month).

Item 2 - Properties (continued):

SERIES 9
PARTNERSHIP -----------	LOCATION OF PROPERTY -----------	# OF UNIT -----	DATE ACQUIRED --------	PROPERTY COST --------	OCCU- PANCY RATE ------

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

810,597

770,939

587,132

918,358

1,806,434

1,407,304

1,171,077

1,191,217

710,872

904,325

1,063,971

975,033

1,412,352

1,809,720

1,055,632

1,002,522

1,001,158

781,898

1,006,295

1,136,913

984,410

975,631

1,703,664

737,835

100% 100% 94% 100% 95% 97% 96% 58% 95% 100% 96% 100% 94% 98% 100% 100% 100% 96% 96% 88% 100% 100% 94% 89%
		-----		-----------
		624		25,925,289
		=====		===========

An average effective rental per unit is $3,355 per year ($280 per month).

Item 2 - Properties (continued):

SERIES 10
PARTNERSHIP -----------	LOCATION OF PROPERTY -----------	# OF UNIT -----	DATE ACQUIRED --------	PROPERTY COST --------	OCCU- PANCY RATE ------
Redstone Albany Oak Terrace Wellshill Applegate Heatherwood Peachtree Donna Wellsville Tecumseh Clay City Irvine West New Castle Stigler Courtyard	Challis, ID Albany, KY Bonifay, FL West Liberty, KY Florence, AL Alexander, AL Gaffney, SC Donna, TX Wellsville, NY Tecumseh, NE Clay City, KY Irvine, KY New Castle, KY Stigler, OK Huron, SD	24 24 18 32 36 36 28 50 24 24 24 24 24 20 21	11/93 1/94 1/94 1/94 2/94 2/94 3/94 1/94 2/94 4/94 5/94 5/94 5/94 7/94 8/94	1,132,064 1,042,529 665,588 1,350,944 1,838,637 1,611,756 1,073,512 1,780,076 1,350,037 1,086,896 1,024,376 1,089,546 1,022,311 754,056 769,669	92% 96% 100% 100% 100% 97% 96% 96% 100% 58% 96% 100% 96% 100% 100%
		----		----------
		409		17,591,997
		====		==========

An average effective rental per unit is $3,457 per year ($288 per month).

Item 2 - Properties (continued):

SERIES 11
PARTNERSHIP -----------	LOCATION OF PROPERTY -----------	# OF UNIT -----	DATE ACQUIRED --------	PROPERTY COST --------	OCCU- PANCY RATE ------
Homestead Mountain Oak Eloy Gila Bend Creekstone Tifton Cass Towne Warsaw Royston Red Bud Cardinal Parsons	Pinetop, AZ Collinsville, AL Eloy, AZ Gila Bend, AZ Dallas, GA Tifton, GA Cartersville, GA Warsaw, VA Royston, GA Mokane, MO Mountain Home, AR Parsons, KS	32 24 24 36 40 36 10 56 25 8 32 38	9/94 9/94 11/94 11/94 12/94 12/94 12/94 12/94 12/94 12/94 12/94 12/94	1,790,878 879,424 937,225 1,314,052 2,008,604 1,706,886 327,374 3,336,463 935,906 301,117 509,809 1,345,937	97% 88% 75% 78% 93% 100% 80% 100% 96% 88% 100% 92%
		----		-----------
		361		15,393,675
		====		===========

An average effective rental per unit is $3,942 per year ($328 per month).

Item 2 - Properties (continued):

A summary of the cost of the properties at December 31, 2001, 2000 and 1999 is as follows:

12/31/01
	SERIES 7	SERIES 8	SERIES 9
Land Land Improvements Buildings Furniture and Fixtures Properties, at Cost Less: Accum.Depreciation Properties, Net	$ 1,633,733 171,081 42,034,681 1,695,712 ----------- 45,535,207 13,115,126 ----------- $32,420,081 ===========	$ 1,978,810 438,402 43,352,026 1,687,504 ----------- 47,456,742 13,207,423 ----------- $34,249,319 ===========	$ 1,099,659 191,950 23,610,863 1,022,817 ----------- 25,925,289 6,489,753 ----------- $19,435,536 ===========

	SERIES 10	SERIES 11	TOTAL
Land Land Improvements Buildings Furniture and Fixtures Properties, at Cost Less: Accum.Depreciation Properties, Net	$ 648,625 59,331 16,331,572 552,469 ----------- 17,591,997 3,710,595 ----------- $13,881,402 ===========	$ 599,197 0 14,308,048 486,430 ----------- 15,393,675 3,255,491 ----------- $12,138,184 ===========	$ 5,960,024 860,764 139,637,190 5,444,932 ------------ 151,902,910 39,778,388 ------------ $112,124,522 ============

              12/31/00
	SERIES 7	SERIES 8	SERIES 9
Land Land Improvements Buildings Furniture and Fixtures Properties, at Cost Less: Accum.Depreciation Properties, Net	$ 1,629,533 169,981 41,899,148 1,741,414 ----------- 45,440,076 11,657,985 ----------- $33,782,091 ===========	$ 1,978,810 434,656 43,329,157 1,635,661 ----------- 47,378,284 11,686,945 ----------- $35,691,339 ===========	$ 1,099,659 180,333 23,595,258 988,906 ----------- 25,864,156 5,669,383 ----------- $20,194,773 ===========

	SERIES 10	SERIES 11	TOTAL
Land Land Improvements Buildings Furniture and Fixtures Properties, at Cost Less: Accum.Depreciation Properties, Net	$ 648,625 59,331 16,318,322 532,906 ----------- 17,559,184 3,232,262 ----------- $14,326,922 ===========	$ 599,196 0 14,293,070 452,992 ----------- 15,345,258 2,731,802 ----------- $12,613,456 ===========	$ 5,955,823 844,301 139,434,955 5,351,879 ------------ 151,586,958 34,978,377 ------------ $116,608,581 ============

              12/31/99
	SERIES 7	SERIES 8	SERIES 9
Land Land Improvements Buildings Furniture and Fixtures Properties, at Cost Less: Accum.Depreciation Properties, Net	$ 1,619,533 168,279 41,891,396 1,654,537 ----------- 45,333,745 10,191,396 ----------- $35,142,349 ===========	$ 1,978,810 425,856 43,313,983 1,591,115 ----------- 47,309,764 10,111,399 ----------- $37,198,365 ===========	$ 1,099,659 178,022 23,585,182 962,595 ----------- 25,825,458 4,837,043 ----------- $20,988,415 ===========

	SERIES 10	SERIES 11	TOTAL
Land Land Improvements Buildings Furniture and Fixtures Properties, at Cost Less: Accum.Depreciation Properties, Net	$ 648,625 59,331 16,293,622 498,951 ----------- 17,500,529 2,735,822 ----------- $14,764,707 ===========	$ 599,197 0 14,273,888 423,500 ----------- 15,296,585 2,218,007 ----------- $13,078,578 ===========	$ 5,945,824 831,488 139,358,071 5,130,698 ------------ 151,266,081 30,093,667 ------------ $121,172,414 ============

Item 3. Legal Proceedings

   Gateway is not a party to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

   As of March 31, 2002, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

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

   (b)   Approximate Number of Equity Security Holders:

                                               Number of Holders
     Title of Class                           as of March 31, 2002
Limited Partner Interest                              2,254
General Partner Interest                                  2

Item 6.  Selected Financial Data

FOR THE YEARS ENDED MARCH 31,

SERIES 7	2002 ----	2001 ----	2000 ----	1999 ----	1998 ----
Total Revenues	$ 60,809	$ 59,053	$ 51,236	$ 43,550	$ 44,592
Net Loss	(390,210)	(508,769)	(555,736)	(812,428)	(1,010,863)
Equity in Losses of Project Partnerships	(317,296)	(434,461)	(471,721)	(718,721)	(909,991)
Total Assets	2,171,233	2,509,975	2,972,199	3,481,841	4,255,853
Investments In Project Partnerships	1,436,847	1,773,751	2,237,728	2,749,505	3,517,852
Per Weighted Average Limited Partnership Unit: (A) Tax Credits Portfolio Income Passive Loss	163.08 11.28 (129.83)	161.40 13.30 (131.90)	161.40 11.50 (117.20)	161.40 11.20 (112.50)	161.50 10.30 (117.30)
Net Loss	(37.16)	(48.45)	(52.93)	(77.37)	(96.27)

FOR THE YEARS ENDED MARCH 31,

SERIES 8	2002 ----	2001 ----	2000 ----	1999 ----	1998 ----
Total Revenues	$ 45,655	$ 55,568	$ 48,434	$ 45,764	$ 46,987
Net Loss	(365,765)	(539,766)	(1,247,292)	(1,055,240)	(1,060,938)
Equity in Losses of Project Partnerships	(272,241)	(457,729)	(1,158,932)	(960,106)	(963,455)
Total Assets	1,442,531	1,749,931	2,238,666	3,435,008	4,446,829
Investments In Project Partnerships	654,569	940,463	1,423,188	2,612,574	3,608,229
Per Weighted Average Limited Partnership Unit: (A) Tax Credits Portfolio Income Passive Loss	162.38 11.09 (142.75)	160.80 12.30 (141.80)	160.80 10.70 (133.70)	160.80 10.60 (137.00)	160.80 10.60 (130.60)
Net Loss	(36.28)	(53.54)	(123.73)	(104.68)	(105.56)

FOR THE YEARS ENDED MARCH 31,
SERIES 9	2002 ----	2001 ----	2000 ----	1999 ----	1998 ----
Total Revenues	$ 25,461	$ 28,868	$ 25,243	$ 24,872	$ 25,209
Net Loss	(407,619)	(457,177)	(547,924)	(570,231)	(512,506)
Equity in Losses of Project Partnerships	(355,237)	(409,450)	(496,765)	(517,316)	(459,629)
Total Assets	1,982,691	2,326,088	2,774,157	3,289,179	3,830,465
Investments In Project Partnerships	1,506,444	1,849,358	2,303,872	2,818,653	3,363,377
Per Weighted Average Limited Partnership Unit: (A) Tax Credits Portfolio Income Passive Loss	154.93 9.42 (136.20)	153.40 11.40 (130.00)	153.40 10.40 (124.90)	153.40 10.10 (106.70)	153.40 9.10 (100.80)
Net Loss	(64.53)	(72.37)	(86.74)	(90.27)	(81.13)

FOR THE YEARS ENDED MARCH 31,

SERIES 10	2002 ----	2001 ----	2000 ----	1999 ----	1998 ----
Total Revenues	$ 19,793	$ 26,582	$ 24,705	$ 24,421	$ 24,885
Net Loss	(227,243)	(321,107)	(328,409)	(264,781)	(224,779)
Equity in Losses of Project Partnerships	(191,862)	(292,747)	(299,182)	(237,276)	(195,183)
Total Assets	2,674,512	2,889,469	3,202,510	3,523,986	3,784,494
Investments In Project Partnerships	2,232,728	2,451,287	2,764,397	3,086,492	3,352,669
Per Weighted Average Limited Partnership Unit: (A) Tax Credits Portfolio Income Passive Loss	151.14 10.98 (96.98)	149.60 12.50 (105.00)	149.60 11.30 (103.70)	149.60 11.10 (89.60)	149.60 9.70 (82.30)
Net Loss	(44.61)	(63.04)	(64.47)	(51.98)	(44.13)

FOR THE YEARS ENDED MARCH 31,

SERIES 11	2002 ----	2001 ----	2000 ----	1999 ----	1998 ----
Total Revenues	$ 22,823	$ 29,446	$ 27,431	$ 27,001	$ 26,502
Net Loss	(209,234)	(202,390)	(164,613)	(152,545)	(183,183)
Equity in Losses of Project Partnerships	(180,099)	(181,405)	(143,181)	(128,802)	(163,364)
Total Assets	3,590,467	3,797,213	3,998,687	4,163,711	4,314,491
Investments In Project Partnerships	3,111,560	3,328,681	3,534,837	3,701,295	3,861,731
Per Weighted Average Limited Partnership Unit: (A) Tax Credits Portfolio Income Passive Loss	147.20 10.16 (56.98)	145.70 11.70 (61.40)	145.70 10.20 (51.10)	145.70 10.80 (51.20)	146.20 9.50 (58.40)
Net Loss	(40.40)	(39.08)	(31.79)	(29.46)	(35.37)

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

   As disclosed on the statement of operations for each Series, except as described below, interest income is comparable for the years ended March 31, 2002, March 31, 2001 and March 31, 2000. General and Administrative expenses - General Partner and General and Administrative expenses - Other for the year ended March 31, 2002 are comparable to March 31, 2001 and March 31, 2000.

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

   The sources of funds to pay the operating costs of each Series are short-term investments and interest earned thereon, the maturity of U.S. Treasury Security Strips ("Zero Coupon Treasuries"), which were purchased with funds set aside for this purpose, and cash distributed to the Series from the operations of the Project Partnerships.

   Series 7 - Gateway closed this series on October 16, 1992 after receiving $10,395,000 from 635 Limited Partner investors. As of March 31, 2002, the series had invested $7,732,089 in 39 Project Partnerships located in 14 states containing 1,195 apartment units. Average occupancy of the Project Partnerships was 96% at December 31, 2001.

   The Equity in Losses of Project Partnerships decreased from $434,461 for the year ended March 31, 2001 to $317,296 for the year ended March 31, 2002 as a result of not including losses of $712,066, as these losses would reduce the investment in certain Project Partnerships below zero. Equity in losses of Project Partnerships for the year ended March 31, 2000 of $471,721 were comparable to the Equity in Losses of Project Partnerships for the year ended March 31, 2001. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. (These Project Partnerships reported depreciation and amortization of $1,502,758, $1,466,589 and $1,457,962 for the periods ended December 31, 1999, 2000 and 2001, respectively.) As a result, management expects that this Series, as well as the Series described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall management believes the Project Partnerships are operating as expected and are generating tax credits, which meet projections.

   At March 31, 2002, the Series had $384,626 of short-term investments (Cash and Cash Equivalents). It also had $349,760 in Zero Coupon Treasuries with annual maturities providing $64,000 in fiscal year 2003 increasing to $86,000 in fiscal year 2008. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $390,210 for the year ending March 31, 2002. However, after adjusting for Equity in Losses of Project Partnerships of $317,296 and the changes in operating assets and liabilities, net cash used in operating activities was $39,057 of which $47,061 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $69,845 consisting of $37,656 in cash distributions from the Project Partnerships and $32,189 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

   Series 8 - Gateway closed this Series on June 28, 1993 after receiving $9,980,000 from 664 Limited Partner investors. As of March 31, 2002, the series had invested $7,586,105 in 43 Project Partnerships located in 18 states containing 1,207 apartment units. Average occupancy of the Project Partnerships was 95% at December 31, 2001.

   Equity in Losses of Project Partnerships decreased from $1,158,932 for the year ended March 31, 2000 to $457,729 for the year ended March 31, 2001 to $272,241 for the year ended March 31, 2002. The decreases resulted from not including suspended losses, which increased from $429,743 for the year ended March 31, 2000 to $689,097 for the year ended March 31, 2001 to $832,101 for the year ended March 31, 2002, as these losses would reduce the investment in Project Partnerships below zero. (These Project Partnerships reported depreciation and amortization of $2,101,828, $1,578,473 and $1,522,646 for the periods ended December 31, 1999, 2000 and 2001, respectively.) Overall management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

   At March 31, 2002, the Series had $456,356 of short-term investments (Cash and Cash Equivalents). It also had $331,606 in Zero Coupon Treasuries with annual maturities providing $59,000 in fiscal year 2003 increasing to $82,000 in fiscal year 2008. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $365,765 for the year ending March 31, 2002. However, after adjusting for Equity in Losses of Project Partnerships of $272,241 and the changes in operating assets and liabilities, net cash used in operating activities was $41,614 of which $44,786 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $50,627 consisting of $19,211 received in cash distributions from the Project Partnerships and $31,416 from matured Zero Coupon Treasuries. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee. There were no unusual events or trends to describe.

   Series 9 - Gateway closed this Series on September 30, 1993 after receiving $6,254,000 from 406 Limited Partner investors. As of March 31, 2002, the series had invested $4,914,116 in 24 Project Partnerships located in 11 states containing 624 apartment units. Average occupancy of the Project Partnerships was 95% at December 31, 2001.

   The Equity in Losses of Project Partnerships decreased from $496,765 for the year ended March 31, 2000 to $409,450 for the year ended March 31, 2001 to $355,237 for the year ended March 31, 2002. The decreases resulted from not including suspended losses, which increased from $78,588 for the year ended March 31, 2000 to $200,607 for the year ended March 31, 2001 to $300,173 for the year ended March 31, 2002, as these losses would reduce the investment in Project Partnerships below zero. (These Project Partnerships reported depreciation and amortization of $842,272, $832,666 and $820,700 for the years ended December 31, 1999, 2000 and 2001, respectively.) Overall management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

   At March 31, 2002, the Series had $251,331 of short-term investments (Cash and Cash Equivalents). It also had $224,916 in Zero Coupon Treasuries with annual maturities providing $35,000 in fiscal year 2003 increasing to $47,000 in fiscal year 2009. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $407,619 for the period ending March 31, 2002. After adjusting for Equity in Losses of Project Partnerships of $355,237 and the changes in operating assets and liabilities, net cash used in operating activities was $17,167 of which $17,846 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $35,810 consisting of $14,461 received in cash distributions from the Project Partnerships and $21,349 from matured Zero Coupon Treasuries. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee. There were no unusual events or trends to describe.

   Series 10 - Gateway closed this Series on January 21, 1994 after receiving $5,043,000 from 325 Limited Partner investors. As of March 31, 2002, the series had invested $3,914,672 in 15 Project Partnerships located in 10 states containing 409 apartment units. Average occupancy of the Project Partnerships was 95% at December 31, 2001.

   The Equity in Losses of Project Partnerships decreased from $292,747 for the year ended March 31, 2001 to $191,862 for the year ended March 31, 2002 as a result of not including losses of $60,069, as these losses would reduce the investment in certain Project Partnerships below zero. Equity in Losses of Project Partnerships of $299,182 for the year ended March 31, 2000 were comparable to Equity in Losses for the year ended March 31, 2001. (These Project Partnerships reported depreciation and amortization of $502,179, $496,926 and $478,396 for the years ended December 31, 1999, 2000, and 2001 respectively.) Overall management believes the Project Partnerships are operating as expected and are generating tax credits, which meet projections.

   At March 31, 2002, the Series had $252,149 of short-term investments (Cash and Cash Equivalents). It also had $189,635 in Zero Coupon Treasuries with annual maturities providing $27,000 in fiscal year 2003 increasing to $40,000 in fiscal year 2010. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had net loss of $227,243 for the year ending March 31, 2002. After adjusting for Equity in Losses of Project Partnerships of $191,862 and the changes in operating assets and liabilities, net cash used in operating activities was $21,945 of which $26,216 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $37,572 consisting of $21,886 received in cash distributions from the Project Partnerships and $15,686 from matured Zero Coupon Treasuries. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee. There were no unusual events or trends to describe.

   Series 11 - Gateway closed this Series on April 29, 1994 after receiving $5,127,000 from 330 Limited investors. As of March 31, 2002 the series had invested $4,128,042 in 12 Project Partnerships located in 7 states containing 361 apartments. Average occupancy of the Project Partnerships was 92% at December 31, 2001.

   Equity in losses of Project Partnerships were comparable for the years ended March 31, 2000, 2001 and 2002. (These Project Partnerships reported depreciation and amortization of $516,489, $516,766 and $524,869 for the periods ended December 31, 1999, 2000 and 2001.) Overall management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

   At March 31, 2001, the Series had $266,059 of short-term investments (Cash and Cash Equivalents). It also had $212,848 in Zero Coupon Treasuries with annual maturities providing $30,000 in fiscal year 2003 increasing to $44,000 in fiscal year 2010. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had net loss of $209,234 for the year ending March 31, 2002. After adjusting for Equity in Losses of Project Partnerships of $180,099 and the changes in operating assets and liabilities, net cash used in operating activities was $23,338 of which $31,172 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $45,058 consisting of $16,330 from matured Zero Coupon Treasures and $28,728 received in cash distributions from Project Partnerships. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee. There were no unusual events or trends to describe.

Item 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITOR'S REPORT

To the Partners of Gateway Tax Credit Fund III Ltd.

   We have audited the accompanying balance sheets of each of the five Series (Series 7 through 11) constituting Gateway Tax Credit Fund III Ltd. (a Florida Limited Partnership) as of March 31, 2002 and 2001 and the related statements of operations, members equity, and cash flows of each of the five Series for years then ended.  These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Project Partnerships for which cumulative equity in losses included on the balance sheets as of March 31, 2002 and 2001 and net losses included on the statements of operations for each of the three years in the period ended March 31, 2002 are:
	Cumulative Equity In Losses March 31, ---------		Partnership Loss Year Ended March 31, ---------------------
	2002 ----	2001 ----	2002 ----	2001 ----	2000 ----

Series 7	$4,262,598	$4,096,590	$ 166,008	$301,031	$357,271
Series 8	4,150,404	3,996,490	153,916	270,179	837,764
Series 9	1,077,602	879,822	179,779	174,853	173,999
Series 10	485,619	400,455	85,164	93,627	97,059
Series 11	1,047,897	878,172	169,727	157,100	148,088

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

   In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of each of the five Series (Series 7 through 11) constituting Gateway Tax Credit Fund III Ltd. as of March 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

                                         /s/ Spence Marston, Bunch, Morris & Co.
                                         SPENCE, MARSTON, BUNCH, MORRIS & CO.
                                         Certified Public Accountants

Clearwater, Florida
June 21, 2002

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
MARCH 31, 2002 AND 2001

SERIES 7	2002 ----	2001 ----

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at March 31, 2002 and 2001)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  384,626
60,470
-----------
445,096

289,290
1,436,847
-----------
$2,171,233
===========

$   68,252
-----------
68,252
-----------

396,917
-----------

1,780,281
(74,217)
-----------
1,706,064
-----------
$2,171,233
===========

$  353,838
56,801
-----------
410,639

325,585
1,773,751
-----------
$2,509,975
===========

$   57,117
-----------
57,117
-----------

356,584
-----------

2,166,589
(70,315)
-----------
2,096,274
-----------
$2,509,975
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
MARCH 31, 2002 AND 2001

SERIES 8	2002 ----	2001 ----

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043
for Series 10 and 5,127 for Series 11 at March 31, 2002 and 2001)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  456,356
55,888
----------
512,244

275,718
654,569
-----------
$1,442,531
==========

$   60,485
----------
60,485
----------

458,902
----------

1,001,538
(78,394)
-----------
923,144
-----------
$1,442,531
===========

$ 447,343
52,185
----------
499,528

309,940
940,463
----------
$1,749,931
==========

$  48,367
----------
48,367
----------

412,655
----------

1,363,645
(74,736)
-----------
1,288,909
-----------
$1,749,931
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
MARCH 31, 2002 AND 2001
SERIES 9	2002 ----	2001 ----

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at March 31, 2002 and 2001)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  251,331
33,325
-----------
284,656

191,591
1,506,444
-----------
$1,982,691
===========

$   34,316
-----------
34,316
-----------

279,505
-----------

1,707,018
(38,148)
-----------
1,668,870
-----------
$1,982,691
===========

$  232,688
32,416
-----------
265,104

211,626
1,874,596
-----------
$2,351,326
===========

$   27,514
-----------
27,514
-----------

247,323
-----------

2,110,561
(34,072)
-----------
2,076,489
-----------
$2,351,326
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
MARCH 31, 2002 AND 2001

SERIES 10	2002 ----	2001 ----

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

    Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at March 31, 2002 and 2001)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

252,149
25,668
-----------
277,817

163,967
2,232,728
-----------
$2,674,512
===========

$   34,582
-----------
34,582
-----------

72,361
-----------

2,586,073
(18,504)
-----------
2,567,569
-----------
$2,674,512
===========

$  236,522
24,731
-----------
261,253

176,929
2,451,287
-----------
$2,889,469
===========

$   30,195
-----------
30,195
-----------

64,462
-----------

2,811,044
(16,232)
-----------
2,794,812
-----------
$2,889,469
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
MARCH 31, 2002 AND 2001

SERIES 11	2002 ----	2001 ----

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at March 31, 2002 and 2001
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  266,059
28,271
-----------
294,330

184,577
3,111,560
------------
$3,590,467
============

$  34,342
-----------
34,342
-----------

17,094
-----------

3,549,631
(10,600)
-----------
3,539,031
-----------
$3,590,467
===========

$  244,339
26,421
-----------
270,760

197,772
3,328,681
------------
$3,797,213
============

$  29,452
-----------
29,452
-----------

19,496
-----------

3,756,773
(8,508)
------------
3,748,265
------------
$3,797,213
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
MARCH 31, 2002 AND 2001

TOTAL SERIES 7 -11	2002 ----	2001 ----

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at March 31, 2002 and 2001)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$ 1,610,521
203,622
------------
1,814,143

1,105,143
8,942,148
------------
$11,861,434
============

$   231,977
-----------
231,977
-----------

1,224,779
-----------

10,624,541
(219,863)
------------
10,404,678
------------
$11,861,434
============

$ 1,514,730
192,554
------------
1,707,284

1,221,852
10,368,778
------------
$13,297,914
============

$   192,645
-----------
192,645
-----------

1,100,520
-----------

12,208,612
(203,863)
------------
12,004,749
------------
$13,297,914
============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,

SERIES 7	2002 ----	2001 ----	2000 ----

Revenues:
 Interest Income
 Other Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of  Project Partnerships
Equity in Losses of Project  Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee Certificate
Number of Beneficial Assignee Certificates Outstanding

$  36,075
24,734
-----------
60,809
-----------

87,394

20,917
18,727
6,685
-----------
133,723
-----------

(72,914)

(317,296)
-----------
$ (390,210)
===========

$ (386,308)
(3,902)
-----------
$ (390,210)
===========

$  (37.16)
===========
10,395
===========

$  46,167
12,886
-----------
59,053
-----------

87,683

16,312
19,610
9,756
-----------
133,361
-----------

(74,308)

(434,461)
-----------
$ (508,769)
===========

$ (503,681)
(5,088)
-----------
$ (508,769)
===========

$  (48.45)
===========
10,395
===========

$  43,650
7,586
----------
51,236
----------

87,952

14,609
18,494
14,196
----------
135,251
----------

(84,015)

(471,721)
----------
$ (555,736)
===========

$ (550,179)
(5,557)
-----------
$ (555,736)
===========

$  (52.93)
===========
10,395
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,

SERIES 8	2002 ----	2001 ----	2000 ----

Revenues:
 Interest Income
 Other Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of  Project Partnerships
Equity in Losses of Project  Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial
Assignee Certificate
Number of Beneficial Assignee
Certificates Outstanding

$  35,358
10,297
----------
45,655
----------

91,032

23,062
20,346
4,739
----------
139,179
----------

(93,524)

(272,241)
----------
$(365,765)
==========

$(362,107)
(3,658)
----------
$(365,765)
==========

$  (36.28)
==========
9,980
==========

$  48,557
7,011
----------
55,568
----------

91,364

17,985
20,870
7,386
----------
137,605
----------

(82,037)

(457,729)
----------
$(539,766)
==========

$(534,368)
(5,398)
----------
$(539,766)
==========

$  (53.54)
==========
9,980
==========

$   45,674
2,760
-----------
48,434
-----------

91,655

16,108
19,976
9,055
-----------
136,794
-----------

(88,360)

(1,158,932)
-----------
$(1,247,292)
===========

$(1,234,819)
(12,473)
-----------
$(1,247,292)
===========

$   (123.73)
===========
9,980
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,

SERIES 9	2002 ----	2001 ----	2000 ----

Revenues:
 Interest Income
 Other Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of  Project Partnerships
Equity in Losses of Project
 Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial
Assignee Certificate
Number of Beneficial Assignee
Certificates Outstanding

$  20,661
4,800
----------
25,461
----------

50,027

12,872
11,690
3,254
----------
77,843
----------

(52,382)

(355,237)
----------
$(407,619)
==========

$(403,543)
(4,076)
----------
$(407,619)
==========

$  (64.53)
==========
6,254
==========

$  27,149
1,719
----------
28,868
----------

50,178

10,038
11,826
4,553
----------
76,595
----------

(47,727)

(409,450)
----------
$(457,177)
==========

$(452,605)
(4,572)
----------
$(457,177)
==========

$  (72.37)
==========
6,254
==========

$  25,243
0
----------
25,243
----------

50,319

8,991
11,373
5,719
----------
76,402
----------

(51,159)

(496,765)
----------
$(547,924)
==========

$(542,445)
(5,479)
----------
$(547,924)
==========

$  (86.74)
==========
6,254
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,

SERIES 10	2002 ----	2001 ----	2000 ----

Revenues:
 Interest Income
 Other Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of  Project Partnerships
Equity in Losses of Project
 Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee Certificate
Number of Beneficial Assignee Certificates Outstanding

$  19,793
0
----------
19,793
----------

34,115

8,045
8,203
4,811
----------
55,174
----------

(35,381)

(191,862)
----------
$(227,243)
==========

$(224,971)
(2,272)
----------
$(227,243)
==========

$  (44.61)
==========
5,043
==========

$  26,582
0
----------
26,582
----------

34,212

6,274
8,834
5,622
---------
54,942
---------

(28,360)

(292,747)
----------
$(321,107)
==========

$(317,896)
(3,211)
----------
$(321,107)
==========

$  (63.04)
==========
5,043
==========

$  24,705
0
----------
24,705
----------

34,309

5,619
8,382
5,622
----------
53,932
----------

(29,227)

(299,182)
----------
$(328,409)
==========

$(325,125)
(3,284)
----------
$(328,409)
==========

$  (64.47)
==========
5,043
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,

SERIES 11	2002 ----	2001 ----	2000 ----

Revenues:
 Interest Income
 Other Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses
 of Project Partnerships
Equity in Losses of Project
 Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial
Assignee Certificate
Number of Beneficial Assignee
Certificates Outstanding

$  22,823
0
----------
22,823
----------

28,770

6,436
8,458
8,294
----------
51,958
----------

(29,135)

(180,099)
----------
$(209,234)
==========

$(207,142)
(2,092)
----------
$(209,234)
==========

$  (40.40)
==========
5,127
==========

$  29,446
0
----------
29,446
----------

29,087

5,019
8,031
8,294
----------
50,431
----------

(20,985)

(181,405)
----------
$(202,390)
==========

$(200,366)
(2,024)
----------
$(202,390)
==========

$  (39.08)
==========
5,127
==========

$  27,431
0
----------
27,431
----------

28,465

4,495
7,609
8,294
----------
48,863
----------

(21,432)

(143,181)
----------
$(164,613)
==========

$(162,967)
(1,646)
----------
$(164,613)
==========

$  (31.79)
==========
5,127
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,

TOTAL SERIES 7 - 11	2002 ----	2001 ----	2000 ----

Revenues:
 Interest Income
 Other Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses
 of Project Partnerships
Equity in Losses of Project
 Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

$   134,710
39,831
-----------
174,541
-----------

291,338

71,332
67,424
27,783
-----------
457,877
-----------

(283,336)

(1,316,735)
-----------
$(1,600,071)
============

$(1,584,071)
(16,000)
------------
$(1,600,071)
============

$  177,901
21,616
-----------
199,517
-----------

292,524

55,628
69,171
35,611
-----------
452,934
-----------

(253,417)

(1,775,792)
-----------
$(2,029,209)
============

$(2,008,916)
(20,293)
-----------
$(2,029,209)
============

$  166,703
10,346
-----------
177,049
-----------

292,700

49,822
65,834
42,886
-----------
451,242
-----------

(274,193)

(2,569,781)
-----------
$(2,843,974)
============

$(2,815,535)
(28,439)
-----------
$(2,843,974)
============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF PARTNERS' EQUITY (deficit)
FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000:
SERIES 7	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 1999 Net Loss Balance at March 31, 2000 Net Loss Balance at March 31, 2001 Net Loss Balance at March 31, 2002	$3,220,449 (550,179) ---------- 2,670,270 (503,681) ---------- 2,166,589 (386,308) ---------- $1,780,281 ===========	$ (59,670) (5,557) ----------- (65,227) (5,088) ----------- (70,315) (3,902) ----------- $ (74,217) ===========	$3,160,779 (555,736) ---------- 2,605,043 (508,769) ---------- 2,096,274 (390,210) ----------- $1,706,064 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF PARTNERS' EQUITY (deficit)
FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000:
SERIES 8	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 1999 Net Loss Balance at March 31, 2000 Net Loss Balance at March 31, 2001 Net Loss Balance at March 31, 2002	$3,132,832 (1,234,819) ---------- 1,898,013 (534,368) ---------- 1,363,645 (362,107) ---------- $1,001,538 ===========	$(56,865) (12,473) ---------- (69,338) (5,398) ---------- (74,736) (3,658) ---------- $(78,394) ==========	$3,075,967 (1,247,292) ----------- 1,828,675 (539,766) ----------- 1,288,909 (365,765) ----------- $ 923,144 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF PARTNERS' EQUITY (deficit)
FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000:
SERIES 9	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 1999 Net Loss Balance at March 31, 2000 Net Loss Balance at March 31, 2001 Net Loss Balance at March 31, 2002	$3,105,611 (542,445) ---------- 2,563,166 (452,605) ---------- 2,110,561 (403,543) ---------- $1,707,018 ===========	$ (24,021) (5,479) ---------- (29,500) (4,572) ---------- (34,072) (4,076) ---------- $ (38,148) ===========	$3,081,590 (547,924) ---------- 2,533,666 (457,177) ---------- 2,076,489 (407,619) ---------- $1,668,870 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF PARTNERS' EQUITY (deficit)
FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000:
SERIES 10	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 1999 Net Loss Balance at March 31, 2000 Net Loss Balance at March 31, 2001 Net Loss Balance at March 31, 2002	$3,454,065 (325,125) ---------- 3,128,940 (317,896) ---------- 2,811,044 (224,971) ---------- $2,586,073 ===========	$ (9,737) (3,284) ---------- (13,021) (3,211) ---------- (16,232) (2,272) ---------- $ (18,504) ==========	$3,444,328 (328,409) ---------- 3,115,919 (321,107) ---------- 2,794,812 (227,243) ---------- $2,567,569 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF PARTNERS' EQUITY (deficit)
FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000:
SERIES 11	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 1999 Net Loss Balance at March 31, 2000 Net Loss Balance at March 31, 2001 Net Loss Balance at March 31, 2002	$4,120,106 (162,967) ---------- 3,957,139 (200,366) ---------- 3,756,773 (207,142) ---------- $3,549,631 ===========	$ (4,838) (1,646) --------- (6,484) (2,024) --------- (8,508) (2,092) --------- $(10,600) ==========	$4,115,268 (164,613) ---------- 3,950,655 (202,390) ---------- 3,748,265 (209,234) ---------- $3,539,031 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF PARTNERS' EQUITY (deficit)
FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000:
TOTAL SERIES 7 - 11	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 1999 Net Loss Balance at March 31, 2000 Net Loss Balance at March 31, 2001 Net Loss Balance at March 31, 2002	$17,033,063 (2,815,535) ----------- 14,217,528 (2,008,916) ----------- 12,208,612 (1,584,071) ----------- $10,624,541 ===========	$ (155,131) (28,439) ---------- (183,570) (20,293) ---------- (203,863) (16,000) ---------- $(219,863) ==========	$16,877,932 (2,843,974) ----------- 14,033,958 (2,029,209) ----------- 12,004,749 (1,600,071) ----------- $10,404,678 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000:

SERIES 7 --------	2002 ----	2001 ----	2000 ----

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

Cash Flows from Investing Activities:
 Distributions Received from Project  Partnerships
 Redemption of Investment in Securities

     Net Cash Provided by Investing      Activities

Increase in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$(390,210) 6,685 (27,373) 317,296 27,811 (24,734) 51,468 ---------- (39,057) ---------- 37,656 32,189 ---------- 69,845 ---------- 30,788 353,838 ---------- $ 384,626 ==========	$(508,769) 9,756 (29,071) 434,461 23,730 (12,886) 46,545 ---------- (36,234) ---------- 32,646 33,270 ---------- 65,916 ---------- 29,682 324,156 ---------- $ 353,838 ==========	$(555,736) 14,196 (30,291) 471,721 19,227 (7,586) 46,093 --------- (42,376) --------- 33,446 33,773 --------- 67,219 --------- 24,843 299,313 --------- $ 324,156 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000:

SERIES 8 --------	2002 ----	2001 ----	2000 ----

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

Cash Flows from Investing Activities:
  Distributions Received from Project   Partnerships
  Redemption of Investment in Securities

     Net Cash Provided by Investing      Activities

Increase in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$(365,765) 4,739 (24,482) 272,241 23,584 (10,297) 58,366 ---------- (41,614) ---------- 19,211 31,416 ---------- 50,627 ---------- 9,013 447,343 ---------- $ 456,356 ==========	$(539,766) 7,386 (26,093) 457,729 20,667 (7,011) 51,030 --------- (36,058) --------- 24,621 33,333 --------- 57,954 --------- 21,896 425,447 --------- $ 447,343 ==========	$(1,247,292) 9,055 (27,199) 1,158,932 15,938 (2,760) 50,950 --------- (42,376) --------- 24,159 32,062 --------- 56,221 --------- 13,845 411,602 --------- $ 425,447 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000:

SERIES 9 --------	2002 ----	2001 ----	2000 ----

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

Cash Flows from Investing Activities:
  Distributions Received from Project   Partnerships
  Redemption of Investment in Securities

     Net Cash Provided by Investing      Activities

Increase in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$(407,619) 3,254 (14,874) 355,237 12,651 (4,800) 38,984 ---------- (17,167) ---------- 14,461 21,349 ---------- 35,810 ---------- 18,643 232,688 ---------- $ 251,331 ==========	$(457,177) 4,553 (15,723) 409,450 10,477 (1,719) 34,348 ---------- (15,791) ---------- 16,992 21,523 ---------- 38,515 ---------- 22,724 209,964 ---------- $ 232,688 ==========	$(547,924) 5,719 (16,413) 496,765 8,693 0 32,902 ---------- (20,258) ---------- 12,297 22,307 ---------- 34,604 ---------- 14,346 195,618 ---------- $ 209,964 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000:

SERIES 10 --------	2002 ----	2001 ----	2000 ----

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

Cash Flows from Investing Activities:
  Distributions Received from Project   Partnerships
  Redemption of Investment in Securities

     Net Cash Provided by Investing      Activities

Increase in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$(227,243) 4,811 (13,976) 191,862 10,314 12,287 ---------- (21,945) ---------- 21,886 15,686 ---------- 37,572 ---------- 15,627 236,522 ---------- $ 252,149 ==========	$(321,107) 5,622 (14,616) 292,747 8,792 8,065 --------- (20,497) --------- 14,741 16,208 --------- 30,949 --------- 10,452 226,070 --------- $ 236,522 ==========	$(328,409) 5,622 (15,114) 299,182 7,223 6,932 --------- (24,564) --------- 17,291 16,777 --------- 34,068 --------- 9,504 216,566 --------- $ 226,070 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000:

SERIES 11 --------	2002 ----	2001 ----	2000 ----

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

Cash Flows from Investing Activities:
  Distributions Received from Project   Partnerships
  Redemption of Investment in Securities

     Net Cash Provided by Investing      Activities

Increase in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$(209,234) 8,294 (16,655) 180,099 11,670 2,488 ---------- (23,338) ---------- 28,728 16,330 --------- 45,058 --------- 21,720 244,339 --------- $ 266,059 ==========	$(202,390) 8,294 (17,218) 181,405 9,570 917 ---------- (19,422) ---------- 16,457 16,430 ---------- 32,887 ---------- 13,465 230,874 ---------- $ 244,339 ==========	$(164,613) 8,294 (17,584) 143,181 7,629 (411) --------- (23,504) --------- 14,983 16,371 --------- 31,354 --------- 7,850 223,024 --------- $ 230,874 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000:

TOTAL SERIES 7 - 11 --------	2002 ----	2001 ----	2000 ----

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

Cash Flows from Investing Activities:
  Distributions Received from Project   Partnerships
  Redemption of Investment in Securities

     Net Cash Provided by Investing      Activities

Increase in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$(1,600,071) 27,783 (97,360) 1,316,735 86,030 (39,831) 163,593 ----------- (143,121) ----------- 121,942 116,970 ----------- 238,912 ----------- 95,791 1,514,730 ----------- $1,610,521 ===========	$(2,029,209) 35,611 (102,721) 1,775,792 73,236 (21,616) 140,905 ---------- (128,002) ---------- 105,457 120,764 ---------- 226,221 ---------- 98,219 1,416,511 ---------- $1,514,730 ===========	$(2,843,974) 42,886 (106,601) 2,569,781 58,710 (10,346) 136,466 ---------- (153,078) ---------- 102,176 121,290 ---------- 223,466 ---------- 70,388 1,346,123 ---------- $1,416,511 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2002, 2001 AND 2000

NOTE 1 - ORGANIZATION:

   Gateway Tax Credit Fund III Ltd. ("Gateway"), a Florida Limited Partnership, was formed October 17, 1991 under the laws of Florida. Gateway offered its limited partnership interests in Series. The first Series for Gateway is Series 7. Operations commenced on July 16, 1992 for Series 7, January 4, 1993 for Series 8, September 30, 1993 for Series 9, January 21, 1994 for Series 10 and April 29, 1994 for Series 11. Each Series invests, as a limited partner, in other limited partnerships ("Project Partnerships"), each of which owns and operates apartment complexes eligible for Low-Income Housing Tax Credits ("Tax Credits"), provided for in Section 42 of the Internal Revenue Code of 1986. Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the Limited Partnership Agreement. As of March 31, 2002, Gateway had received capital contributions of $1,000 from the General Partners and $36,799,000 from the investor Limited Partners.

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

   Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss. No impairment loss has been recognized in the accompanying financial statements.

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

Reclassifications

   For comparability, the 2000 and 2001 figures have been reclassified, where appropriate, to conform with the financial statement presentation used in 2002.

NOTE 3 - INVESTMENT IN SECURITIES:

   The March 31, 2002 Balance Sheet includes Investment in Securities consisting of U.S. Treasury Security Strips which represents their cost, plus accreted interest income of $173,648 for Series 7, $152,244 for Series 8, $90,029 for Series 9, $81,136 for Series 10 and $93,656 for Series 11.

	Estimated Market Value ---------------	Cost Plus Accreted Interest ----------------	Gross Unrealized Gains and (Losses) ----------------
Series 7	$ 448,000	$ 349,760	$ 98,240
Series 8	420,000	331,606	88,394
Series 9	287,000	224,916	62,084
Series 10	257,000	189,635	67,365
Series 11	296,000	212,848	83,152

As of March 31, 2002, the cost and accreted interest of debt securities by contractual maturities is as follows:	Series 7 --------	Series 8 --------	Series 9 --------
Due within 1 year	$ 60,470	$ 55,888	$ 33,325
After 1 year through 5 years	233,621	221,398	130,147
After 5 years through 10 years	55,669	54,320	61,444
	---------	---------	---------
Total Amount Carried on Balance Sheet	$ 349,760 =========	$ 331,606 =========	$ 224,916 =========
	Series 10 --------	Series 11 --------	Total --------
Due within 1 year	$ 25,668	$ 28,271	$ 203,622
After 1 year through 5 years	95,874	109,409	790,449
After 5 years through 10 years	68,093	75,168	314,694
	---------	---------	---------
Total Amount Carried on Balance Sheet	$ 189,635 =========	$ 212,848 =========	$1,308,765 =========

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

   For the periods ended March 31, 2002, 2001, and 2000 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

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
	2002 ----	2001 ----	2000 ----
Series 7	$ 87,394	$ 87,683	$ 87,952
Series 8	91,032	91,364	91,655
Series 9	50,027	50,178	50,319
Series 10	34,115	34,212	34,309
Series 11	28,770 ---------	29,087 ---------	28,465 ---------
Total	$ 291,338 =========	$ 292,524 =========	$ 292,700 =========

   General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statement of Operations.

	2002 ----	2001 ----	2000 ----
Series 7	$ 20,917	$ 16,312	$ 14,609
Series 8	23,062	17,985	16,108
Series 9	12,872	10,038	8,991
Series 10	8,045	6,274	5,619
Series 11	6,436 ---------	5,019 ---------	4,495 ---------
Total	$ 71,332 =========	$ 55,628 =========	$ 49,822 =========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

SERIES 7

   As of March 31, 2002, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 39 Project Partnerships which own and operate government assisted multi-family housing complexes.

   Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:

MARCH 31, 2002 --------------	MARCH 31, 2001 --------------

Capital Contributions to Project Partner- ships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition  fees and expenses

Investments in Project Partnerships

$ 7,732,089 (6,725,125) (190,234) ----------- 816,730 793,335 (173,218) ----------- $ 1,436,847 ============	$ 7,732,089 (6,407,829) (177,311) ----------- 1,146,949 793,335 (166,533) ----------- $ 1,773,751 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $1,932,905 for the year ended March 31, 2002 and cumulative suspended losses of $1,220,839 for the year ended March 31, 2001 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 8

   As of March 31, 2002, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 43 Project Partnerships which own and operate government assisted multi-family housing complexes.

   Cash flows from operations are allocated according to each Partnership agreement.
Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:

MARCH 31, 2002 --------------	MARCH 31, 2001 --------------

Capital Contributions to Project Partner- ships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition  fees and expenses

Investments in Project Partnerships

$ 7,586,105 (7,221,095) (152,130) ----------- 212,880 549,773 (108,084) ----------- $ 654,569 ===========	$ 7,586,105 (6,948,856) (143,214) ----------- 494,035 549,773 (103,345) ----------- $ 940,463 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $2,199,653 for the year ended March 31, 2002 and cumulative suspended losses of $1,367,552 for the year ended March 31, 2001 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 9

   As of March 31, 2002, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 24 Project Partnerships which own and operate government assisted multi-family housing complexes.

   Cash flows from operations are allocated according to each Partnership agreement.
Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:

MARCH 31, 2002 --------------	MARCH 31, 2001 --------------

Capital Contributions to Project Partner- ships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition  fees and expenses

Investments in Project Partnerships

$ 4,914,116 (3,490,627) (110,670) ----------- 1,312,819 244,087 (50,462) ----------- $ 1,506,444 ===========	$ 4,914,116 (3,135,390) (101,009) ----------- 1,677,717 244,087 (47,208) ----------- $ 1,874,596 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $579,368 for the year ended March 31, 2002 and cumulative suspended losses of $279,195 for the year ended March 31, 2001 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 10

   As of March 31, 2002, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 15 Project Partnerships which own and operate government assisted multi-family housing complexes.

   Cash flows from operations are allocated according to each Partnership agreement.
Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:

MARCH 31, 2002 --------------	MARCH 31, 2001 --------------

Capital Contributions to Project Partner- ships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition  fees and expenses

Investments in Project Partnerships

$ 3,914,672 (1,696,369) (137,244) ----------- 2,081,059 196,738 (45,069) ----------- $ 2,232,728 ===========	$ 3,914,672 (1,504,507) (115,357) ----------- 2,294,808 196,738 (40,259) ----------- $ 2,451,287 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $60,069 for the year ended March 31, 2002 and cumulative suspended losses of $0 for the year ended March 31, 2001 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 11

   As of March 31, 2002, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 12 Project Partnerships which own and operate government assisted multi-family housing complexes.

   Cash flows from operations are allocated according to each Partnership agreement.
Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:

MARCH 31, 2002 --------------	MARCH 31, 2001 --------------

Capital Contributions to Project Partner- ships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition  fees and expenses

Investments in Project Partnerships

$ 4,128,042 (1,123,530) (123,651) ----------- 2,880,861 290,335 (59,636) ----------- $ 3,111,560 ===========	$ 4,128,042 (943,431) (94,923) ----------- 3,089,688 290,335 (51,342) ----------- $ 3,328,681 ===========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   The following is a summary of Investments in Project Partnerships:

TOTAL SERIES 7 - 11	MARCH 31, 2002 --------------	MARCH 31, 2001 --------------

Capital Contributions to Project Partner- ships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition  fees and expenses

Investments in Project Partnerships

	$28,275,024 (20,256,746) (713,929) ----------- 7,304,349 2,074,268 (436,469) ----------- $ 8,942,148 ===========	$28,275,024 (18,940,013) (631,814) ----------- 8,703,197 2,074,268 (408,687) ----------- $10,368,778 ===========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:

DECEMBER 31,
SERIES 7	2001 ----	2000 ----	1999 ----

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

Other partners' share of net loss

Partnership's share of net loss

Suspended losses

Equity in Losses of Project Partnerships

$ 3,400,437
32,420,081
10,935
-----------
$35,831,453
===========

$   881,958
36,328,189
-----------
37,210,147
-----------

(1,213,146)
(165,548)
-----------
(1,378,694)
-----------

$35,831,453
===========

$ 5,997,121
-----------
3,092,324
2,486,595
1,457,962
-----------
7,036,881
-----------
$(1,039,760)
============
$   (10,398)
============
$(1,029,362)

712,066
------------

$  (317,296)
============

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
============

As of December 31, 2001, the largest Project Partnership constituted 5.2% and 5.4%, and as of December 31, 2000 the largest Project Partnership constituted 5.3% and 5.3% of the combined total assets by series and combined total revenues by series, respectively.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
DECEMBER 31,
SERIES 8	2001 ----	2000 ----	1999 ----

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

Other partners' share of net loss

Partnership's share of net loss

Suspended losses

Equity in Losses of Project Partnerships

$ 3,022,526
34,249,319
27,071
-----------
$37,298,916
===========

$ 1,241,513
38,312,780
-----------
39,554,293
-----------

(1,790,759)
(464,618)
-----------
(2,255,377)
-----------

$37,298,916
===========

$ 5,945,510
-----------
3,035,450
2,506,737
1,522,646
-----------
7,064,833
-----------
$(1,119,323)
============

$   (14,981)
============
$(1,104,342)

832,101
------------

$  (272,241)
============

$ 2,897,105
35,691,339
27,518
------------
$38,615,962
============

$ 1,215,026
38,480,477
------------
39,695,503
------------

(662,872)
(416,669)
------------
(1,079,541)
------------

$38,615,962
============

$ 5,851,713
------------
2,911,723
2,524,343
1,578,473
------------
7,014,539
------------
$(1,162,826)
============

$   (16,000)
============
$(1,146,826)

689,097
-----------

$  (457,729)
============

$ 2,763,988
37,198,365
43,163
------------
$40,005,516
============

$ 1,230,881
38,627,538
------------
39,858,419
------------

329,035
(181,938)
------------
147,097
------------

$40,005,516
============

$ 5,939,426
------------
2,693,468
2,746,735
2,101,828
------------
7,542,031
------------
$(1,602,605)
============

$   (13,930)
============
$(1,588,675)

429,743
------------

$(1,158,932)
============

As of December 31, 2001, the largest Project Partnership constituted 5.6% and 5.7%, and as of December 31, 2000 the largest Project Partnership constituted 5.6% and 5.8% of the combined total assets by series and combined total revenues by series, respectively.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
DECEMBER 31,
SERIES 9	2001 ----	2000 ----	1999 ----

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

Other partners' share of net loss

Partnership's share of net loss

Suspended losses

Equity in Losses of Project Partnerships

$ 1,681,955
19,435,536
6,026
-----------
$21,123,517
===========

$   327,147
20,302,379
-----------
20,629,526
-----------

699,416
(205,425)
-----------
493,991
-----------

$21,123,517
===========

$ 3,063,822
-----------
1,563,587
1,341,565

820,700
------------
3,725,852
------------
$  (662,030)
============
$    (6,620)
============
$  (655,410)

300,173
------------

$  (355,237)
============

$ 1,714,614
20,194,773
5,979
------------
$21,915,366
============

$   340,274
20,378,805
------------
20,719,079
------------

1,370,557
(174,270)
------------
1,196,287
------------

$21,915,366
============

$ 3,022,359
------------
1,453,869
1,352,043

832,666
------------
3,638,578
------------
$  (616,219)
============
$    (6,162)
============
$  (610,057)

200,607
------------

$  (409,450)
============

$ 1,649,874
20,988,415
4,865
------------
$22,643,154
============

$   337,306
20,450,051
------------
20,787,357
------------

2,011,160
(155,363)
------------
1,855,797
------------

$22,643,154
============

$ 2,998,599
------------
1,395,335
1,353,859

842,272
------------
3,591,466
------------
$  (592,867)
============
$   (17,514)
============
$  (575,353)

78,588
------------

$  (496,765)
============

As of December 31, 2001, the largest Project Partnership constituted 10.7 % and 8.5%, and as of December 31, 2000 the largest Project Partnership constituted 7.5% and 7.1% of the combined total assets by series and combined total revenues by series, respectively.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
DECEMBER 31,
SERIES 10	2001 ----	2000 ----	1999 ----

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

Other partners' share of net loss

Partnership's share of net loss

Suspended losses

Equity in Losses of Project Partnerships

$ 1,496,692
13,881,402
2,779
-----------
$15,380,873
===========

$   312,885
13,275,761
-----------
13,588,646
-----------

2,032,117
(239,890)
-----------
1,792,227
-----------

$15,380,873
===========

$ 1,886,324
-----------
999,409
664,466
478,396
-----------
2,142,271
-----------
$ (255,947)
===========
$   (4,016)
===========
$ (251,931)

60,069
------------

$  (191,862)
============

$ 1,363,874
14,326,922
2,972
------------
$15,693,768
============

$   277,628
13,324,659
------------
13,602,287
------------

2,299,451
(207,970)
------------
2,091,481
------------

$15,693,768
============

$ 1,826,336
------------
961,097
665,521
496,926
------------
2,123,544
------------
$  (297,208)
============
$    (4,461)
============
$  (292,747)

0
------------

$  (292,747)
============

$ 1,294,767
14,764,707
3,460
------------
$16,062,934
============

$   251,800
13,373,440
------------
13,625,240
------------

2,608,619
(170,925)
------------
2,437,694
------------

$16,062,934
============

$ 1,907,138
------------
943,618
764,983
502,179
------------
2,210,780
------------
$  (303,642)
============
$    (4,460)
============
$  (299,182)

0
------------

$  (299,182)
============

As of December 31, 2001, the largest Project Partnership constituted 11.0% and 12.9%, and as of December 31, 2000 the largest Project Partnership constituted 11.0% and 12.8% of the combined total assets by series and combined total revenues by series, respectively.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
DECEMBER 31,
SERIES 11	2001 ----	2000 ----	1999 ----

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

Other partners' share of net loss

Partnership's share of net loss

Suspended losses

Equity in Losses of Project Partnerships

$ 1,210,403
12,138,184
56,436
-----------
$13,405,023
===========

$   311,045
10,360,413
-----------
10,671,458
-----------

2,890,186
(156,621)
-----------
2,733,565
-----------

$13,405,023
===========

$ 1,738,366
-----------
943,728
463,182
524,869
-----------
1,931,779
-----------
$ (193,413)
===========
$  (13,314)
===========
$ (180,099)

0
-----------

$ (180,099)
===========

$ 1,225,996
12,613,456
12,136
------------
$13,851,588
============

$   316,341
10,520,430
------------
10,836,771
------------

3,098,992
(84,175)
------------
3,014,817
------------

$13,851,588
============

$ 1,652,984
------------
861,060
471,257
516,766
------------
1,849,083
------------
$ (196,099)
============
$  (14,694)
============
$ (181,405)

0
------------

$ (181,405)
============

$ 1,150,315
13,078,577
15,108
------------
$14,244,000
============

$   339,188
10,630,905
------------
10,970,093
------------

3,295,200
(21,293)
------------
3,273,907
------------

$14,244,000
============

$ 1,731,125
------------
849,882
522,499
516,489
------------
1,888,870
------------
$  (157,745)
============
$   (14,564)
============
$  (143,181)

0
------------

$  (143,181)
============

As of December 31, 2001, the largest Project Partnership constituted 21.1% and 20.7%, and as of December 31, 2000 the largest Project Partnership constituted 20.5% and 20.8% of the combined total assets by series and combined total revenues by series, respectively.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
DECEMBER 31,
TOTAL SERIES 7 - 11	2001 ----	2000 ----	1999 ----

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

Other partners' share of net loss

Partnership's share of net loss

Suspended losses

Equity in Losses of Project Partnerships

$ 10,812,013
112,124,522
103,247
------------
$123,039,782
============

$  3,074,548
118,579,522
------------
121,654,070
------------

2,617,814
(1,232,102)
------------
1,385,712
------------

$123,039,782
============

$ 18,631,143
------------
9,634,498
7,462,545
4,804,573
------------
21,901,616
------------
$(3,270,473)
============
$   (49,329)
============
$(3,221,144)

1,904,409
------------

$(1,316,735)
============

$ 10,525,974
116,608,581
59,527
-------------
$127,194,082
=============

$  3,052,215
119,178,714
-------------
122,230,929
-------------

5,959,042
(995,889)
-------------
4,963,153
-------------

$127,194,082
=============

$ 18,236,680
-------------
9,122,597
7,509,897
4,891,420
-------------
21,523,914
-------------
$(3,287,234)
=============
$   (51,466)
=============
$(3,235,768)

1,459,976
-------------

$(1,775,792)
=============

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

	Equity Per Project Partnership -----------------	Equity Per Partnership -----------
Series 7 Series 8 Series 9 Series 10 Series 11	$(1,213,146) (1,790,759) 699,416 2,032,117 2,890,186	$ 816,730 212,880 1,312,820 2,081,059 2,880,861

NOTE 6 - TAXABLE INCOME (LOSS):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:

SERIES 7	2002 ----	2001 ----	2000 ----
Net Loss per Financial Statements	$(390,210)	$(508,769)	$(555,736)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(882,199)	(787,758)	(606,891)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	(20,798)	(5,087)	(7,940)
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense	40,604 20,227 -----------	43,842 11,739 -----------	44,358 15,651 -----------
Partnership loss for tax purposes as of December 31	$(1,232,376) ============	$(1,246,033) ============	$(1,110,558) ============
	December 31, 2001 ------------	December 31, 2000 ------------	December 31, 1999 ------------
Federal Low Income Housing Tax Credits (Unaudited)	$ 1,695,195 ===========	$ 1,695,199 ===========	$ 1,695,195 ===========

   The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2002 are as follows:

                               Financial         Tax
                               Reporting         Reporting
                               Purposes          Purposes           Differences
Investments in Local
Limited Partnerships          $1,436,847         $(1,863,148)        $ 3,299,995
Other Assets                  $  734,386         $ 1,910,471         $(1,176,085)
Liabilities                   $  465,169         $     9,899         $   455,270

NOTE 6 - TAXABLE INCOME (LOSS):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:

SERIES 8	2002 ----	2001 ----	2000 ----
Net Loss per Financial Statements	$ (365,765)	$ (539,766)	$(1,247,292)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(1,002,523)	(819,558)	(48,737)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	1,017	(433)	(8,158)
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense	46,564 6,135 -----------	47,922 6,067 -----------	48,979 15,647 -----------
Partnership loss for tax purposes as of December 31	$(1,314,572) ============	$(1,305,768) ============	$(1,239,561) ============
	December 31, 2001 ------------	December 31, 2000 ------------	December 31, 1999 ------------
Federal Low Income Housing Tax Credits (Unaudited)	$ 1,620,507 ===========	$ 1,620,506 ===========	$ 1,620,508 ===========

   The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2002 are as follows:

                               Financial          Tax
                               Reporting          Reporting
                               Purposes           Purposes        Differences
Investments in Local
Limited Partnerships           $  654,569         $(2,260,786)     $ 2,915,355
Other Assets                   $  787,962         $ 1,961,746      $(1,173,784)
Liabilities                    $  519,387         $    10,776      $   508,611

NOTE 6 - TAXABLE INCOME (LOSS):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:

SERIES 9	2002 ----	2001 ----	2000 ----
Net Loss per Financial Statements	$ (407,619)	$ (457,177)	$ (547,924)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(420,765)	(328,207)	(214,022)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	(502)	(938)	(2,265)
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense	32,339 3,677 -----------	32,760 4,780 -----------	31,864 8,602 -----------
Partnership loss for tax purposes as of December 31	$ (792,870) ============	$ (748,782) ============	$ (723,745) ============
	December 31, 2001 ------------	December 31, 2000 ------------	December 31, 1999 ------------
Federal Low Income Housing Tax Credits (Unaudited)	$ 968,960 ============	$ 968,961 ============	$ 968,960 ============

   The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2002 are as follows:

                               Financial         Tax
                               Reporting         Reporting
                               Purposes          Purposes         Differences

Investments in Local
Limited Partnerships          $ 1,506,444        $    50,979       $ 1,455,465
Other Assets                  $   476,247        $ 1,216,153       $  (739,906)
Liabilities                   $   313,821        $     6,150       $   307,671

NOTE 6 - TAXABLE INCOME (LOSS):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:
SERIES 10	2002 ----	2001 ----	2000 ----
Net Loss per Financial Statements	$ (227,243)	$ (321,107)	$ (328,409)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(221,853)	(163,670)	(154,419)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	1,745	863	628
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense	7,995 5,625 -----------	6,943 5,619 -----------	6,488 4,931 -----------
Partnership loss for tax purposes as of December 31	$ (433,731) ============	$ (471,352) ============	$ (470,781) ============
	December 31, 2001 ------------	December 31, 2000 ------------	December 31, 1999 ------------
Federal Low Income Housing Tax Credits (Unaudited)	$ 762,218 ============	$ 762,217 ============	$ 762,218 ============

   The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2002 are as follows:

                               Financial          Tax
                               Reporting          Reporting
                               Purposes           Purposes        Differences

Investments in Local
Limited Partnerships           $ 2,232,728        $ 1,050,099      $ 1,182,629
Other Assets                   $   441,784        $ 1,027,419      $  (585,635)
Liabilities                    $   106,943        $     4,117      $   102,826

NOTE 6 - TAXABLE INCOME (LOSS):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:
SERIES 11	2002 ----	2001 ----	2000 ----
Net Loss per Financial Statements	$ (209,234)	$ (202,390)	$ (164,613)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(40,367)	(63,857)	(54,220)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	2,828	494	(2,978)
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense	(1,563) 8,297 -----------	202 8,291 -----------	(1,697) 11,962 -----------
Partnership loss for tax purposes as of December 31	$ (240,039) ============	$ (257,260) ============	$ (211,546) ============
	December 31, 2001 ------------	December 31, 2000 ------------	December 31, 1999 ------------
Federal Low Income Housing Tax Credits (Unaudited)	$ 754,678 ============	$ 754,677 ============	$ 754,677 ===========

   The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2002 are as follows:

                                Financial         Tax
                                Reporting         Reporting
                                Purposes          Purposes          Differences

Investments in Local
Limited Partnerships            $ 3,111,560       $ 2,777,060       $   334,500
Other Assets                    $   478,907       $   919,967       $  (441,060)
Liabilities                     $    51,436       $     3,562       $    47,874

NOTE 6 - TAXABLE INCOME (LOSS):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:
TOTAL SERIES 7 - 11	2002 ----	2001 ----	2000 ----
Net Loss per Financial Statements	$(1,600,071)	$(2,029,209)	$(2,843,974)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(2,567,707)	(2,163,050)	(1,078,289)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	(15,710)	(5,101)	(20,713)
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense	125,939 43,961 -----------	131,669 36,496 -----------	129,992 56,793 -----------
Partnership loss for tax purposes as of December 31	$(4,013,588) ============	$(4,029,195) ============	$(3,756,191) ============

   The difference in the total value of the Partnership's Investment in Project Partnerships is approximately $3,300,000 higher for Series 7, $2,915,000 higher for Series 8, $1,455,000 higher for Series 9, $1,183,000 higher for Series 10 and $335,000 higher for Series 11 for financial reporting purposes than for tax return purposes because (i) there were depreciation differences between financial reporting purposes and tax return purposes and (ii) certain expenses are not deductible for tax return purposes.

   The differences in the assets and liabilities of the Fund for financial reporting purposes and tax reporting purposes for the year ended March 31, 2002 are as follows:

                               Financial         Tax
                               Reporting         Reporting
                               Purposes          Purposes         Differences

Investments in Local
Limited Partnerships           $ 8,942,148       $  (245,796)       $ 9,187,944
Other Assets                   $ 2,919,286       $ 7,035,756       $(4,116,470)
Liabilities                    $ 1,456,756       $    34,504        $ 1,422,252

NOTE 7 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

Series 7
Year 2002                Quarter 1      Quarter 2     Quarter 3     Quarter 4
                         6/30/2001     9/30/2001     12/31/2001     3/31/2002

Total Revenues           $  10,331     $   9,588    $    8,589     $  32,301

Net Income (Loss)        $(104,287)    $(114,728)    $(104,218)    $ (66,977)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding $  (9.93)    $  (11.04)    $    (9.81)    $   (6.38)

Series 8
Year 2002                Quarter 1     Quarter 2     Quarter 3     Quarter 4
                         6/30/2001     9/30/2001     2/31/2001     3/31/2002

Total Revenues           $  10,503     $   9,489     $   8,227     $  17,436

Net Income (Loss)        $(123,048)    $ (72,011)    $(164,343)    $ (6,363)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding $  (12.21)    $   (7.22)    $  (16.22)    $   (0.63)

Series 9
Year 2002                 Quarter 1     Quarter 2      Quarter 3     Quarter 4
                         6/30/2001     9/30/2001     12/31/2001     3/31/2002

Total Revenues           $   6,012     $   5,500     $   4,861     $   9,088

Net Income (Loss)        $ (88,925)    $(106,134)    $(143,554)    $ (69,006)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding $  (14.08)    $  (16.80)    $  (22.72)    $  (10.93)

NOTE 7 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)(Continued):

Series 10
Year 2002                Quarter 1     Quarter 2     Quarter 3     Quarter 4
                         6/30/2001     9/30/2001     12/31/2001     3/31/2002

Total Revenues           $   5,814     $   5,332     $   4,671      $   3,976

Net Income (Loss)        $ (72,931)    $ (67,301)    $ (76,067)     $ (10,944)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding $  (14.32)    $  (13.21)    $  (14.93)     $   (2.15)

Series 11
Year 2002                Quarter 1      Quarter 2      Quarter 3     Quarter 4
                         6/30/2001     9/30/2001     12/31/2001     3/31/2002

Total Revenues           $   6,582      $   6,078     $   5,375     $   4,788

Net Income (Loss)        $ (28,796)     $ (68,003)    $ (46,937)    $ (65,498)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding $  (5.56)     $  (13.13)    $    (9.06)    $  (12.65)

Series 7 - 11
Year 2002                 Quarter 1     Quarter 2      Quarter 3    Quarter 4
                         6/30/2001     9/30/2001     12/31/2001     3/31/2002

Total Revenues           $  39,242     $  35,987     $  31,723     $  67,589

Net Income (Loss)        $(417,987)    $(472,820)    $(490,476)    $(218,788)

NOTE 7 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued):

Series 7
Year 2001                 Quarter 1     Quarter 2     Quarter 3     Quarter 4
                         6/30/2000     9/30/2000     12/31/2000     3/31/2001

Total Revenues           $  11,720     $  11,934     $  11,622      $  23,777

Net Income (Loss)        $(180,360)    $(225,497)    $ (32,627)    $ (70,285)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding $  (17.18)    $  (21.47)    $   (3.11)    $   (6.69)

Series 8
Year 2001                Quarter 1      Quarter 2     Quarter 3      Quarter 4
                         6/30/2000     9/30/2000     12/31/2000     3/31/2001

Total Revenues           $  12,359     $  12,650     $  12,236     $  18,323

Net Income (Loss)        $(168,048)    $(155,643)    $ (47,165)    $(168,910)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding $  (16.67)    $  (15.44)    $   (4.68)    $  (16.75)

Series 9
Year 2001                Quarter 1      Quarter 2     Quarter 3      Quarter 4
                         6/30/2000     9/30/2000     12/31/2000      3/31/2001

Total Revenues           $   6,832     $   7,015     $   6,869     $   8,152

Net Income (Loss)        $(157,151)    $(152,279)    $ (98,315)    $ (49,432)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding $  (24.88)    $  (24.11)    $  (15.56)    $   (7.82)

NOTE 7 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)(Continued):

Series 10
Year 2001               Quarter 1      Quarter 2     Quarter 3      Quarter 4
                        6/30/2000      9/30/2000     12/31/2000      3/31/2001

Total Revenues           $   6,779     $   6,947     $   6,721     $   6,135

Net Income (Loss)        $(102,398)    $(122,831)    $     914     $ (96,792)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding $  (20.10)    $  (24.12)    $   (0.18)    $  (19.00)

Series 11
Year 2001                Quarter 1      Quarter 2     Quarter 3       Quarter 4
                        6/30/2000      9/30/2000     12/31/2000       3/31/2001

Total Revenues           $   7,456      $   7,605     $   7,404    $   6,981

Net Income (Loss)        $ (65,832)     $ (93,747)    $  28,984    $ (71,795)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding $  (12.72)     $  (18.10)    $    5.60    $  (13.86)

Series 7 - 11
Year 2001               Quarter 1      Quarter 2     Quarter 3       Quarter 4
                        6/30/2000      9/30/2000     12/31/2000       3/31/2001

Total Revenues           $  45,146     $  46,151     $  44,852     $  63,368

Net Income (Loss)        $(673,789)    $(749,997)    $(148,209)    $(457,214)

Hill, Barth & King LLC
5121 Zuck Road
Erie, PA 16506
PHONE:  814-836-9968
FAX:  814-836-9989

                             INDEPENDENT AUDITORS' REPORT
                             ----------------------------

To the Partners
Maple Street Apartments Limited Partnership
Emporium, Pennsylvania

We have audited the accompanying balance sheets of Maple Street Apartments Limited Partnership, as of December 31, 2001 and 2000, the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maple Street Apartments Limited Partnership of December 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 25, 2002 on our consideration of Maple Street Apartments Limited Partnership internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Hill, Barth & King LLC
Certified Public Accountants

January 25, 2002

Habif, Arogeti & Wynne, LLP
5565 Glendridge Connector, Suite 200
Atlanta, GA 30342
PHONE:  404-892-9651
FAX:  404-876-3913

                              INDEPENDENT AUDITORS' REPORT
                             ------------------------------

To the Partners
Creekstone Apartments, L.P.

We have audited the accompanying balance sheets of CREEKSTONE APARTMENTS, L.P. (a limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CREEKSTONE APARTMENTS, L.P. as of December 31, 2001 and 2000, and the results of its operations, its changes in partners equity (deficit), and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Habif, Arogeti & Wynne, LLP
Certified Public Accountants

Atlanta, Georgia
January 25, 2002

Blackman & Associates, P.C.
17445 Arbor Street, Suite 200
Omaha, Nebraska 68130
PHONE:  402-330-1040
FAX:  402-333-9189

                                 INDEPENDENT AUDITORS' REPORT
                                 -----------------------------

To the Partners of
Gila Bend Housing, Ltd.
(An Arizona Limited Partnership)

We have audited the balance sheets of Gila Bend Housing, Ltd. (an Arizona Limited Partnership) as of December 31, 2001 and 2000 and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States, and the Farmers Home Administration regulations as set forth in the FmHA Audit Guide dated December, 1989, specifically, Attachment 2 relating to Rural Rental Housing Loans. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gila Bend Housing, Ltd. (An Arizona Limited Partnership) as of December 31, 2001 and 2000 and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 2002, on our consideration of the Partnership's internal controls and a report dated January 24, 2002, on its compliance with laws and regulations. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

This report is intended solely for the information of the Partners, management of Gila Bend Housing, Ltd. and for filing with RD and should not be used by anyone other than these specified parties.

/s/ Blackman & Associates, P.C.
Certified Public Accountants

January 24, 2002
Omaha, Nebraska

Habif, Arogeti & Wynne, LLP
5565 Glenridge Connector, Suite 200
Atlanta, GA 30342
PHONE:  404-892-9651
FAX:  404-876-3913

                                 INDEPENDENT AUDITORS' REPORT
                               -------------------------------

To the Partners
Manchester Elderly Housing, L.L.P.

We have audited the accompanying balance sheets of MANCHESTER ELDERLY HOUSING, L.L.P. (USDA Rural Development Case No. 10-099-581965616), a limited partnership, as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America, Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration's Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MANCHESTER ELDERLY HOUSING, L.L.P. as of December 31, 2001and 2000, and the results of its operations, its changes in partners equity (deficit), and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 25, 2002, on our consideration of MANCHESTER ELDERLY HOUSING, L.L.P.'s internal control and a report dated January 25, 2002, on its compliance with laws and regulations applicable to the financial statements. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 12-14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Habif, Arogeti & Wynne, LLP
Certified Public Accountants

Atlanta, Georgia
January 25, 2002

Henderson & Godbee, P.C.
3488 N. Valdosta Rd. - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE:  229-245-6040
FAX:  229-245-1669

                                INDEPENDENT AUDITORS' REPORT
                              -------------------------------

To the Partners
Meadow Run Apartments, L.P.
Valdosta, Georgia

We have audited the accompanying balance sheets of Meadow Run Apartments, L.P. (a limited partnership), Federal ID #:58-1994614, as of December 31, 2001 and 2000, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meadow Run Apartments, L.P. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued reports dated January 29, 2002, on our consideration of Meadow Run Apartments, L.P.'s internal control structure and its compliance with laws and regulations. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 29, 2002

Henderson & Godbee, P.C.
3488 N. Valdosta Rd. - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE:  229-245-6040
FAX:  229-245-1669

                                   INDEPENDENT AUDITORS' REPORT
                                 ------------------------------

To the Partners
Mt. Vernon Rental Housing, L.P.
Valdosta, Georgia

We have audited the accompanying balance sheets of Mt. Vernon Rental Housing, L.P. (a limited partnership), Federal ID #:58-1965613, as of December 31, 2001 and 2000, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mt. Vernon Rental Housing, L.P. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting standards generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued reports dated January 29, 2002, on our consideration of Mt. Vernon Rental Housing, L.P.'s internal control structure and a report dated January 29, 2002 on its compliance with laws and regulations. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 29, 2002

Henderson & Godbee, P.C.
3488 N. Valdosta Rd. - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE:  229-245-6040
FAX:  229-245-1669

                                INDEPENDENT AUDITORS' REPORT
                              -------------------------------

To the Partners
Lakeland II L.P.
Lakeland, Georgia

We have audited the accompanying balance sheets of Lakeland II, L.P. (a limited partnership), Federal ID #58-1965624, as of December 31, 2001 and 2000, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeland II, L.P. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued reports dated January 29, 2002, on our consideration of Lakeland II, L.P.'s internal control structure and its compliance with laws and regulations. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 29, 2002

Henderson & Godbee, P.C.
3488 N. Valdosta Rd. - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE:  229-245-6040
FAX:  229-245-1669

                                INDEPENDENT AUDITORS' REPORT
                             --------------------------------

To the Partners
Blue Ridge Elderly Housing, L.P.
Valdosta, Georgia

We have audited the accompanying balance sheets of Blue Ridge Elderly Housing, L.P. (a limited partnership), Federal ID No.: 58-1936981 as of December 31, 2001 and 2000, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blue Ridge Elderly Housing, L.P. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with auditing standards generally accepted in the United States of America.

In accordance with Government Auditing Standards we have also issued a report dated January 29, 2002 on our consideration of Blue Ridge Elderly Housing, L.P.'s internal control structure and a report dated January 29, 2002 on its compliance with laws and regulations. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 29, 2002

Henderson & Godbee, P.C.
3488 N. Valdosta Rd. - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE:  229-245-6040
FAX:  229-245-1669

                                INDEPENDENT AUDITORS' REPORT
                             -------------------------------

To the Partners
Arbor Trace Apartments Phase II, L.P.
Lake Park, Georgia

We have audited the accompanying balance sheets of Arbor Trace Apartments Phase II, L.P. (a limited partnership), Federal ID No. 58-2032771 as of December 31, 2001 and 2000, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arbor Trace Apartments Phase II, L.P. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 29, 2002 on our consideration of Arbor Trace Apartments Phase II, L.P.'s internal control structure and a report dated January 29, 2002 on its compliance with laws and regulations. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 29, 2002

Habif, Arogeti & Wynne, LLP
5565 Glenridge Connector, Suite 200
Atlanta, GA 30342
PHONE:  404-892-9651
FAX:  404-876-3913

                                    INDEPENDENT AUDITORS' REPORT
                                 -------------------------------

To the Partners
Omega Rental Housing, L.P.

We have audited the accompanying balance sheets of OMEGA RENTAL HOUSING, L.P., (RHS Project No.11-037-582031602) as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration's Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OMEGA RENTAL HOUSING, L.P. as of December 31, 2001 and 2000, and the results of its operations, its changes in partners equity, and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 18, 2002 on our consideration of OMEGA RENTAL HOUSING, L.P.'s internal control and a report dated January 18, 2002, on its compliance with laws and regulations applicable to the financial statements.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 11 - 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Habif, Arogeti & Wynne, LLP
Certified Public Accountants

Atlanta, Georgia
January 18, 2002

Habif, Arogeti & Wynne, LLP
5565 Glenridge Connector, Suite 200
Atlanta, GA 30342
PHONE:  404-892-9651
FAX:  404-876-3913

                                  INDEPENDENT AUDITORS' REPORT
                               --------------------------------

To the Partners
Magnolia Place, L.P.

We have audited the accompanying balance sheets of MAGNOLIA PLACE, L.P. (a limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MAGNOLIA PLACE, L.P. as of December 31, 2001 and 2000, and the results of its operations, its changes in partners' equity, and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Habif, Arogeti & Wynne, LLP
Certified Public Accountants

Atlanta, Georgia
January 18, 2002

Baird, Kurtz & Dobson, LLP
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE:  501-452-1040
FAX:  501-452-5542

                               INDEPENDENT AUDITORS' REPORT
                            --------------------------------

Partners
Antlers Properties I, A Limited Partnership
D/B/A Woodbine Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of Antlers Properties I, A Limited Partnership, D/B/A Woodbine Apartments as of December 31, 2001 and 2000, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Antlers Properties I, A Limited Partnership, D/B/A Woodbine Apartments as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 7, 2002, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of the laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Baird, Kurtz & Dobson, LLP
Certified Public Accountants

February 7, 2002

Baird, Kurtz & Dobson, LLP
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE:  501-452-1040
FAX:  501-452-5542

                                 INDEPENDENT AUDITORS' REPORT
                              -------------------------------

Partners
Meadowview Properties, A Limited Partnership
D/B/A Meadowview Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of Meadowview Properties, A Limited Partnership, D/B/A Meadowview Apartments as of December 31, 2001 and 2000, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meadowview Properties, A Limited Partnership, D/B/A Meadowview Apartments as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 7, 2002, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of the laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Baird, Kurtz & Dobson, LLP
Certified Public Accountants

February 7, 2002

Eide Bailly LLP
200 E. 10th Street, Suite 500-P.O. Box 5126
Sioux Falls, SD 57117-5126
PHONE:  605-339-1999
FAX:  605-339-1306

                               INDEPENDENT AUDITORS' REPORT
                            -------------------------------

The Partners
Sunrise I Apartments Limited Partnership
Sioux Falls, South Dakota

We have audited the accompanying balance sheets of Sunrise I Apartments Limited Partnership as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunrise I Apartments Limited Partnership as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated January 15, 2002 on our consideration of Sunrise I Apartments Limited Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

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
January 15, 2002

Miller & Rose, P.L.L.C.
1309 E. Race Avenue
Searcy, AR 72143
PHONE:  501-268-8356
FAX:  501-268-9362

                                INDEPENDENT AUDITORS' REPORT
                             --------------------------------

Partners
Pioneer Apartments, An Arkansas Limited Partnership
D/B/A Pioneer Apartments
351 E. 4th Street
Mountain Home, AR 72653

We have audited the accompanying financial statements of Pioneer Apartments, An Arkansas Limited Partnership D/B/A Pioneer Apartments as of December 31, 2001 and 2000, and for the years then ended, as listed in the table of contents. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pioneer Apartments, An Arkansas Limited Partnership D/B/A Pioneer Apartments as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated March 7, 2002 on our consideration of Pioneer Apartments, An Arkansas Limited Partnership D/B/A Pioneer Apartments' internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

/s/ Miller & Rose, P.L.L.C.
Certified Public Accountants

March 7, 2002

Miller & Rose, P.L.L.C.
1309 E. Race Avenue
Searcy, AR 72143
PHONE:  501-268-8356
FAX:  501-268-9362

                                INDEPENDENT AUDITORS' REPORT
                             -------------------------------

Partners
Cardinal Apartments, An Arkansas Limited Partnership
D/B/A Cardinal Apartments
351 E. 4th Street
Mountain Home, AR 72653

We have audited the accompanying financial statements of Cardinal Apartments, An Arkansas Limited Partnership D/B/A Cardinal Apartments as of December 31, 2001 and 2000, and for the years then ended, as listed in the table of contents. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cardinal Apartments, An Arkansas Limited Partnership, D/B/A Cardinal Apartments as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Miller & Rose, P.L.L.C.
Certified Public Accountants

March 22, 2002

Bernard Robinson & Company, L.L.P.
109 Muirs Chapel Rd.-P.O. Box 19608
Greensboro, NC 27419-9608
PHONE:  336-294-4494
FAX:  336-547-0840

                                    INDEPENDENT AUDITORS' REPORT
                                 --------------------------------

To the Partners
Peachtree Associates Limited Partnership
Charlotte, North Carolina

We have audited the accompanying balance sheets of Peachtree Associates Limited Partnership (a South Carolina limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peachtree Associates Limited Partnership as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated January 31, 2002, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

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

/s/ Bernard Robinson & Company, L.L.P.
Certified Public Accountants

January 31, 2002

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE:  276-669-5531
FAX:  276-669-5576

                                INDEPENDENT AUDITORS' REPORT
                               ------------------------------

To the Partners
Mountain City Manor Limited Partnership

I have audited the accompanying balance sheets of Mountain City Manor Limited Partnership as of December 31, 2001 and 2000, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mountain City Manor Limited Partnership as of December 31, 2001 and 2000, and the results of its operations, changes in partners' deficit, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued my report dated February 15, 2002 on my consideration of Mountain City Manor Limited Partnership's internal control over financial reporting and on my tests of its compliance with certain provisions of laws and regulations.

/s/ Thomas C. Cunningham, CPA PC
Certified Public Accountants

February 15, 2002

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE:  276-669-5531
FAX:  276-669-5576

                               INDEPENDENT AUDITORS' REPORT
                             ---------------------------------

To the Partners
Tazewell Village Limited Partnership

I have audited the accompanying balance sheets of Tazewell Village Limited Partnership as of December 31, 2001 and 2000, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tazewell Village Limited Partnership as of December 31, 2001 and 2000, and the results of its operations, changes in partners' deficit, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued my report dated February 15, 2002 on my consideration of Tazewell Village Limited Partnership's internal control over financial reporting and on my tests of its compliance with certain provisions of laws and regulations.

/s/ Thomas C. Cunningham, CPA PC
Certified Public Accountants

February 15, 2002

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE:  276-669-5531
FAX:  276-669-5576

                                INDEPENDENT AUDITORS' REPORT
                             -----------------------------------

To the Partners
Jamestown Village Limited Partnership

I have audited the accompanying balance sheets of Jamestown Village Limited Partnership as of December 31, 2001 and 2000, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jamestown Village Limited Partnership as of December 31, 2001 and 2000, and the results of its operations, changes in partners' deficit, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued my report dated February 15, 2002 on my consideration of Jamestown Village Limited Partnership's internal control over financial reporting and on my tests of its compliance with certain provisions of laws and regulations.

/s/ Thomas C. Cunningham, CPA PC
Certified Public Accountants

February 15, 2002

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE:  276-669-5531
FAX:  276-669-5576

                             INDEPENDENT AUDITORS' REPORT
                           --------------------------------

To the Partners
Clinchview Manor Limited Partnership

I have audited the accompanying balance sheets of Clinchview Manor Limited Partnership as of December 31, 2001 and 2000, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clinchview Manor Limited Partnership as of December 31, 2001 and 2000, and the results of its operations, changes in partners' deficit, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued my report dated February 15, 2002 on my consideration of Clinchview Manor Limited Partnership's internal control over financial reporting and on my tests of its compliance with certain provisions of laws and regulations.

/s/ Thomas C. Cunningham, CPA PC
Certified Public Accountants

February 15, 2002

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE:  276-669-5531
FAX:  276-669-5576

                                INDEPENDENT AUDITORS' REPORT
                            ------------------------------------

To the Partners
Warsaw Manor Limited Partnership

I have audited the accompanying balance sheets of Warsaw Manor Limited Partnership as of December 31, 2001 and 2000, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Warsaw Manor Limited Partnership as of December 31, 2001 and 2000, and the results of its operations, changes in partners' equity, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued my report dated February 15, 2002 on my consideration of Warsaw Manor Limited Partnership's internal control over financial reporting and on my tests of its compliance with certain provisions of laws and regulations.

/s/ Thomas C. Cunningham, CPA PC
Certified Public Accountant

February 15, 2002

Lou Ann Montey and Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin, TX 78759
PHONE:  512-338-0044
FAX:  512-338-5395

                                INDEPENDENT AUDITORS' REPORT
                             -----------------------------------

To The Partners
Elsa Retirement, Ltd.-(A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Elsa Retirement, Ltd.- (A Texas Limited Partnership) as of December 31, 2001 and 2000, and the related statements of income (loss), partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Elsa Retirement, Ltd.-(A Texas Limited Partnership) as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with Generally Accepted Accounting Principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 30, 2002, on our consideration of the internal control structure of Elsa Retirement, Ltd.-(A Texas Limited Partnership)and a report dated January 30, 2002, on its compliance with laws and regulations.

/s/ Lou Ann Montey and Associates, P.C.
Certified Public Accountants

Austin, Texas
January 30, 2002

Lou Ann Montey and Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin, TX 78759
PHONE:  512-338-0044
FAX:  512-338-5395

                               INDEPENDENT AUDITORS' REPORT
                             --------------------------------

To The Partners
Dilley Retirement, Ltd.-(A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Dilley Retirement, Ltd. (A Texas Limited Partnership) as of December 31, 2001 and 2000, and the related statements of income (loss), partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dilley Retirement, Ltd. (A Texas Limited Partnership) as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with Generally Accepted Accounting Principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 25, 2002, on our consideration of the internal control structure of Dilley Retirement, Ltd.-(A Texas Limited Partnership) and a report dated January 25, 2002, on its compliance with laws and regulations.

/s/ Lou Ann Montey and Associates, P.C.
Certified Public Accountants

Austin, Texas
January 25, 2002

Lou Ann Montey and Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin, TX 78759
PHONE:  512-338-0044
FAX:  512-338-5395

                               INDEPENDENT AUDITORS' REPORT
                           ----------------------------------

To The Partners
Taylor Retirement, Ltd.-(A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Taylor Retirement, Ltd. (A Texas Limited Partnership) as of December 31, 2001 and 2000, and the related statements of income (loss) and partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Taylor Retirement, Ltd.- (A Texas Limited Partnership) as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with Generally Accepted Accounting Principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 25, 2002, on our consideration of the internal control structure of Taylor Retirement, Ltd.-(A Texas Limited Partnership)and a report dated January 25, 2002, on its compliance with laws and regulations.

/s/ Lou Ann Montey and Associates, P.C.
Certified Public Accountants

Austin, Texas
January 25, 2002

Lou Ann Montey and Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin, TX 78759
PHONE:  512-338-0044
FAX:  512-338-5395

                             INDEPENDENT AUDITORS' REPORT
                         ----------------------------------

To The Partners
Donna Retirement, Ltd.-(A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Donna Retirement, Ltd.- (A Texas Limited Partnership) as of December 31, 2001 and 2000, and the related statements of income (loss), partners' equity, and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Donna Retirement, Ltd.- (A Texas Limited Partnership) as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with Generally Accepted Accounting Principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 2002, on our consideration of the internal control structure of Donna Retirement, Ltd.- (A Texas Limited Partnership)and a report dated January 24, 2002, on its compliance with laws and regulations.

/s/ Lou Ann Montey and Associates, P.C.
Certified Public Accountants

Austin, Texas
January 24, 2002

David G. Pelliccione, C.P.A., P.C.
340 Eisenhower Dr., Suite 220
Savannah, GA 31406
PHONE:  912-354-2334
FAX:  912-354-2443

                                INDEPENDENT AUDITORS' REPORT
                              -------------------------------

To The Partners
Brooks Lane Apartments, L.P.

We have audited the accompanying balance sheets of BROOKS LANE APARTMENTS, L.P., as of December 31, 2001 and 2000 and the related statement of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of The Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards of the United States and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BROOKS LANE APARTMENTS, L.P., as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles of the United States.

In accordance with Government Auditing Standards, we have also issued our report dated February 15, 2002, on our consideration of BROOKS LANE APARTMENTS, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was made for the purpose of forming an opinion on the basic financial statements of BROOKS LANE APARTMENTS, L.P., taken as a whole. The supplemental information on pages 9 through 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ David G. Pelliccione, C.P.A., P.C.
Certified Public Accountants

Savannah, Georgia
February 15, 2002

David G. Pelliccione, C.P.A., P.C.
340 Eisenhower Dr., Suite 220
Savannah, GA 31406
PHONE:  912-354-2334
FAX:  912-354-2443

                                 INDEPENDENT AUDITORS' REPORT
                              --------------------------------

To The Partners
Brooks Field Apartments, L.P.

We have audited the accompanying balance sheets of BROOKS FIELD APARTMENTS, L.P., as of December 31, 2001 and 2000 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of The Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards of the United States and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BROOKS FIELD APARTMENTS, L.P., as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles of the United States.

In accordance with Government Auditing Standards, we have also issued our report dated February 15, 2002, on our consideration of BROOKS FIELD APARTMENTS, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was made for the purpose of forming an opinion on the basic financial statements of BROOKS FIELD APARTMENTS, L.P., taken as a whole. The supplemental information on pages 9 through 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ David G. Pelliccione, C.P.A., P.C.
Certified Public Accountants

Savannah, Georgia
February 15, 2002

David G. Pelliccione, C.P.A., P.C.
340 Eisenhower Dr., Suite 220
Savannah, GA 31406
PHONE:  912-354-2334
FAX:  912-354-2443

                                 INDEPENDENT AUDITORS' REPORT
                               --------------------------------

To The Partners
Brooks Point Apartments, L.P.

We have audited the accompanying balance sheets of BROOKS POINT APARTMENTS, L.P., as of December 31, 2001 and 2000, and the related statements of operations, partners' equity and cash flow for the years then ended. These financial statements are the responsibility of The Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards of the United States and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BROOKS POINT APARTMENTS, L.P., as of December 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles of the United States.

In accordance with Government Auditing Standards, we have also issued our report dated February 15, 2002, on our consideration of BROOKS POINT APARTMENTS, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was made for the purpose of forming an opinion on the basic financial statements of BROOK POINT APARTMENTS, L.P., taken as a whole. The supplemental information on pages 9 through 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ David G. Pelliccione, C.P.A., P.C.
Certified Public Accountants

Savannah, Georgia
February 15, 2002

McCartney & Company, P.C.
2121 University Park Drive - Suite 150
Okemos, MI 48864
PHONE:  517-347-5000
FAX:  517-347-5007

                               INDEPENDENT AUDITORS' REPORT
                           ---------------------------------

Partners
Mariner Cove Apartments Limited Partnership
DeWitt, Michigan

We have audited the accompanying balance sheets of Mariner Cove Apartments Limited Partnership as of December 31, 2001 and 2000, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mariner Cove Apartments Limited Partnership as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated March 6, 2002, on our consideration of Mariner Cove Apartments Limited Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report considering the results of our audit.

/s/ McCartney & Company, P.C.
Certified Public Accountants

March 6, 2002

Simmons and Clubb
410 S. Orchard, Suite 156
Boise, ID 83705
PHONE:  208-336-6800
FAX:  208-343-2381

                             INDEPENDENT AUDITORS' REPORT
                          --------------------------------

General Partner
South Brenchley Housing Limited Partnership
Boise, Idaho

We have audited the accompanying balance sheets of South Brenchley Housing Limited Partnership as of December 31, 2001 and 2000, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Brenchley Housing Limited Partnership as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 19, 2002, on our consideration of South Brenchley's internal control structure, and a report dated January 19, 2002, on its compliance with specific requirements applicable to major programs. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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
January 19, 2002

Gubler and Carter, P.C.
7001 South 900 East, Suite 240
Midvale, UT 84047
PHONE:  801-566-5866
FAX:  801-561-8693

                               INDEPENDENT AUDITORS' REPORT
                              --------------------------------

TO THE PARTNERS
HOMESTEAD WEST LIMITED PARTNERSHIP

We have audited the accompanying balance sheets of Homestead West Limited Partnership, as of December 31, 2001 and 2000 and the related statements of income, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Homestead West Limited Partnership, as of December 31, 2001 and 2000 and the results of its operations, changes in partners' capital, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated February 4, 2002 on our consideration of Homestead West Limited Partnership's internal control and on its compliance with laws and regulations.

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
February 4, 2002

Miller, Mayer, Sullivan & Stevens LLP
2365 Harrodsburg Rd.
Lexington, KY 40504-3399
PHONE:  859-223-3095
FAX:  859-223-2143

                               INDEPENDENT AUDITORS' REPORT
                            -------------------------------

To the Partners                                       Rural Development
Louisa Senior Apartments, Ltd.                          Morehead, Kentucky

We have audited the accompanying balance sheets of Louisa Senior Apartments, Ltd., (a limited partnership) Case No. 20-064-407447188, as of December 31, 2001and 2000 and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards for financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Louisa Senior Apartments, Ltd. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated January 30, 2002 on our consideration of Louisa Senior Apartments, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental data included in this report is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements, and in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Miller, Mayer, Sullivan & Stevens, LLP
Certified Public Accountants

Lexington, Kentucky
January 30, 2002

Miller, Mayer, Sullivan & Stevens LLP
2365 Harrodsburg Rd.
Lexington, KY 40504-3399
PHONE:  859-223-3095
FAX:  859-223-2143

                                INDEPENDENT AUDITORS' REPORT
                            ---------------------------------

To the Partners                                            Rural Development
Wells Hill Apartments, Ltd.                                Morehead, Kentucky

We have audited the accompanying balance sheets of Wells Hill Apartments, Ltd., (a limited partnership) Case No. 20-086-611204241, as of December 31, 2001 and 2000 and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards for financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Hill Apartments, Ltd. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated January 31, 2002 on our consideration of Wells Hill Apartments, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental data included in this report is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Miller, Mayer, Sullivan & Stevens LLP
Certified Public Accountants

Lexington, Kentucky
January 31, 2002

Eide Bailly LLP
200 E. 10th Street, Suite 500-P.O. Box 5126
Sioux Falls, SD 57117-5126
PHONE:  605-339-1999
FAX:  605-339-1306

                               INDEPENDENT AUDITORS' REPORT
                               ------------------------------

The Partners
Lincoln, Ltd.
Pierre, South Dakota

We have audited the accompanying balance sheets of Lincoln, Ltd. (a limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lincoln, Ltd. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated January 24, 2002 on our consideration of Lincoln, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplementary information on pages 11 and 12 is presented for purposes of additional analysis and is not a required part of the financial statements of Lincoln, Ltd. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the financial statements taken as a whole.

/s/ Eide Bailly LLP
Certified Public Accountants

Sioux Falls, South Dakota
January 24, 2002

Eide Bailly LLP
200 E. 10th Street, Suite 500-P.O. Box 5126
Sioux Falls, SD 57117-5126
PHONE:  605-339-1999
FAX:  605-339-1306

                                 INDEPENDENT AUDITORS' REPORT
                                ------------------------------

The Partners
Courtyard, Ltd.
Huron, South Dakota

We have audited the accompanying balance sheets of Courtyard, Ltd. (a limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Courtyard, Ltd. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated January 28, 2002, on our consideration of Courtyard, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplementary information on pages 13 and 14 is presented for purposes of additional analysis and is not a required part of the financial statements of Courtyard, Ltd. Such information has been subjected to the auditing procedures applied in the audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Eide Bailly LLP
Certified Public Accountants

Sioux Falls, South Dakota
January 28, 2002

Brockway, Gersbach, McKinnon & Niemeier, P.C.
P.O. Box 4083
Temple, TX 76505-4083
PHONE:  254-773-9907
FAX:  254-773-1570

                             INDEPENDENT AUDITORS' REPORT
                          ---------------------------------

The Partners
Leander Housing 1990, Ltd.
Leander, Texas

We have audited the accompanying balance sheet of Leander Housing 1990, Ltd. (a Texas limited partnership) as of December 31, 2001 and 2000 and the related statements of operations, partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Leander Housing 1990, Ltd. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Governmental Auditing Standards, we have also issued our report dated January 30, 2002, on our consideration of Leander Housing 1990, Ltd.'s internal control and on its compliance with laws and regulations applicable to the financial statements. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 through 17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Year End Report/Analysis (Form FmHA 1930-8); the Statement of Actual Budget and Income (Form FmHA 1930-7) for the year ended December 31, 2001, and the Supplemental Data Required by USDA Rural Development, is presented for purposes of complying with the requirements of USDA Rural Development and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Brockway, Gersbach, McKinnon & Niemeier, P.C.
Certified Public Accountants

January 30, 2002

Johnson, Hickey & Murchison, P.C.
651 East Fourth Street, Suite 200
Chattanooga, TN 37403-1924
PHONE:  423-756-0052
FAX:  423-267-5945

                                 INDEPENDENT AUDITORS' REPORT
                              --------------------------------

To the General Partners of
Pleasant Valley Apartments, L.P.:

We have audited the accompanying balance sheets of Pleasant Valley Apartments, L.P. as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pleasant Valley Apartments, L.P. as of December 31, 2001 and 2000, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated January 17, 2002, on our consideration of the partnership's internal control over financial reporting and on its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Johnson, Hickey & Murchison, P.C.
Certified Public Accountants

January 17, 2002

Johnson, Hickey & Murchison, P.C.
651 East Fourth Street, Suite 200
Chattanooga, TN 37403-1924
PHONE:  423-756-0052
FAX:  423-267-5945

                                INDEPENDENT AUDITORS' REPORT
                              -----------------------------

To the General Partners of
Brookwood Apartments, L.P.:

We have audited the accompanying balance sheets of Brookwood Apartments, L.P. as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brookwood Apartments, L.P. as of December 31, 2001 and 2000, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated January 15, 2002, on our consideration of the partnership's internal control over financial reporting and on its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Johnson, Hickey & Murchison, P.C.
Certified Public Accountants

January 15, 2002

Johnson, Hickey & Murchison, P.C.
651 East Fourth Street, Suite 200
Chattanooga, TN 37403-1924
PHONE:  423-756-0052
FAX:  423-267-5945

                                INDEPENDENT AUDITORS' REPORT
                            ----------------------------------

To the General Partners of
River Rest Apartments, L.P.:

We have audited the accompanying balance sheets of River Rest Apartments, L.P. as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of River Rest Apartments, L.P. as of December 31, 2001 and 2000, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated January 17, 2002, on our consideration of the partnership's internal control over financial reporting and on its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Johnson, Hickey & Murchison, P.C.
Certified Public Accountants

January 17, 2002

Habif, Arogeti & Wynne, LLP
5565 Glenridge Connector, Suite 200
Atlanta, GA 30342
PHONE:  404-892-9651
FAX:   404-876-3913

                               INDEPENDENT AUDITORS' REPORT
                             -------------------------------

To the Partners
Royston Elderly Housing, L.P.

We have audited the accompanying balance sheets of ROYSTON ELDERLY HOUSING, L.P. (USDA Rural Development Case No. 10-059-582088484), a limited partnership, as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America, Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration's Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ROYSTON ELDERLY HOUSING, L.P. as of December 31, 2001 and 2000, and the results of its operations, its changes in partners' equity (deficit), and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 25, 2002 on our consideration of ROYSTON ELDERLY HOUSING, L.P.'s internal control and a report dated January 25, 2002, on its compliance with laws and regulations applicable to the financial statements. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 12-14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Habif, Arogeti & Wynne, LLP
Certified Public Accountants

Atlanta, Georgia
January 25, 2002

Leavitt, Christensen & Co.
9100 W. Blackeagle Drive
Boise, ID 83709
PHONE:  208-322-6769
FAX:  208-322-7307

                                INDEPENDENT AUDITORS' REPORT
                           ----------------------------------

Managing General Partner
Heritage Park Associates Limited Partnership
Boise, Idaho

We have audited the accompanying balance sheets of Heritage Park Associates Limited Partnership, as of December 31, 2001 and 2000, and the related statements of operations, partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America, the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States, and the USDA, Rural Housing Service Audit Program issued in December 1989. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heritage Park Associates Limited Partnership as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued reports dated January 25, 2002 on our consideration of Heritage Park Associates Limited Partnership's internal control and on its compliance with laws and regulations. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

January 25, 2002

Bob T. Robinson
2084 Dunbarton Drive
Jackson, MS 39216
PHONE:  601-982-3875
FAX: 601-982-3876

                               INDEPENDENT AUDITORS' REPORT
                           ---------------------------------

To the Partners
Elderly Housing of Pontotoc, L.P.

I have audited the accompanying balance sheet of Elderly Housing of Pontotoc, L.P., (RD Case number 28-058-640818315), as of December 31, 2001 and 2000, and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Elderly Housing of Pontotoc, L.P. as of December 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, I have also issued a report dated February 1, 2002 on my consideration of the partnership's internal control structure and a report dated February 1, 2002 on its compliance with laws and regulations.

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

The annual budgets of Elderly Housing of Pontotoc, L.P. included in the accompanying prescribed form RD 1930-7 (Rev 10-96) have not been compiled or examined by me, and I do not express any form of assurance on them. In addition they may contain departures from guidelines for presentation of prospective financial information established by the American Institute of Certified Public Accountants. The actual results may vary from the presentation and the variations may be material.

/s/ Bob T. Robinson
Certified Public Accountant

February 1, 2002
Jackson, Mississippi

Donald W. Causey & Associates, P.C.
516 Walnut Street-P.O. Box 775
Gadsden, AL 35902
PHONE:  256-543-3707
FAX:   256-543-9800

                               INDEPENDENT AUDITORS' REPORT
                             -------------------------------

To the Partners
Lakeshore II, Ltd.
Tuskegee, Alabama

We have audited the accompanying balance sheets of Lakeshore II, Ltd., a limited partnership, RHS Project No.: 01-044-631056927 as of December 31, 2001 and 2000, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeshore II, Ltd., RHS Project No.: 01-044-631056927 as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2001 and 2000, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 18, 2002 on our consideration of Lakeshore II, Ltd.'s, internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountants

Gadsden, Alabama
February 18, 2002

Donald W. Causey & Associates, P.C.
516 Walnut Street-P.O. Box 775
Gadsden, AL 35902
PHONE:  256-543-3707
FAX:  256-543-9800

                               INDEPENDENT AUDITORS' REPORT
                          -----------------------------------

To the Partners
Skyview Apartments, Ltd.
Troy, Alabama

We have audited the accompanying balance sheets of Skyview Apartments, Ltd., a limited partnership, RHS Project No.: 01-055-631086473 as of December 31, 2001 and 2000, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Skyview Apartments, Ltd., RHS Project No.: 01-055-631086473 as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2001 and 2000, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 19, 2002 on our consideration of Skyview Apartments, Ltd's., internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountants

Gadsden, Alabama
February 19, 2002

Donald W. Causey & Associates, P.C.
516 Walnut Street-P.O. Box 775
Gadsden, AL 35902
PHONE:  256-543-3707
FAX:  256-543-9800

                                INDEPENDENT AUDITORS' REPORT
                              --------------------------------

To the Partners
Meadowview Apartments, Ltd.
Greenville, Alabama

We have audited the accompanying balance sheets of Meadowview Apartments, Ltd., a limited partnership, as of December 31, 2001 and 2000, and the related statement of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meadowview Apartments, Ltd., as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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
February 25, 2002

Donald W. Causey & Associates, P.C.
516 Walnut Street-P.O. Box 775
Gadsden, AL 35902
PHONE:  256-543-3707
FAX:  256-543-9800

                                 INDEPENDENT AUDITORS' REPORT
                              --------------------------------

To the Partners
Applegate Apartments, Ltd.
Florence, Alabama

We have audited the accompanying balance sheets of Applegate Apartments, Ltd., a limited partnership, as of December 31, 2001 and 2000, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Applegate Apartments, Ltd., as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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
February 28, 2002

Donald W. Causey & Associates, P.C.
516 Walnut Street-P.O. Box 775
Gadsden, AL 35902
PHONE:  256-543-3707
FAX:  256-543-9800

                               INDEPENDENT AUDITORS' REPORT
                            -----------------------------------

To the Partners
Heatherwood Apartments, Ltd.
Alexander City, Alabama

We have audited the accompanying balance sheets of Heatherwood Apartments, Ltd., a limited partnership, as of December 31, 2001 and 2000, and the related statement of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heatherwood Apartments, Ltd., as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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
February 12, 2002

Turk & Giles, CPAs, P.C.
2026 Connecticut-P.O. Box 3766
Joplin, MO 64803
PHONE:  417-623-8666
FAX:  417-623-4075

                                 INDEPENDENT AUDITORS' REPORT
                              ---------------------------------

To the Partners
Galena Seniors, L.P.
Joplin, Missouri 64804

We have audited the accompanying balance sheets of Galena Seniors, L.P. (a limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galena Seniors L.P. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 19, 2002 on our consideration of Galena Seniors, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws and regulations.

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

February 19, 2002

Turk & Giles, CPAs, P.C.
2026 Connecticut-P.O. Box 3766
Joplin, MO 64803
PHONE:  417-623-8666
FAX:  417-623-4075

                              INDEPENDENT AUDITORS' REPORT
                          ----------------------------------

To the Partners
Purdy Apartments, L.P.
Joplin, Missouri

We have audited the accompanying balance sheets of Purdy Apartments L.P. (a limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Purdy Apartments, L.P. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 19, 2002 on our consideration of Purdy Apartments, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws and regulations.

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

February 19, 2002

Turk & Giles, CPAs, P.C.
2026 Connecticut-P.O. Box 3766
Joplin, MO 64803
PHONE:  417-623-8666
FAX:  417-623-4075

                              INDEPENDENT AUDITORS' REPORT
                           -------------------------------------

To the Partners
Aurora Seniors, L.P.
Joplin, Missouri 64804

We have audited the accompanying balance sheets of Aurora Seniors, L.P. (a limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aurora Seniors L.P. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 19, 2002 on our consideration of Aurora Seniors, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws and regulations.

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

February 19, 2002

Turk & Giles, CPAs, P.C.
2025 Connecticut-P.O. Box 3766
Joplin, MO 64803
PHONE:  417-623-8666
FAX:  417-623-4075

                               INDEPENDENT AUDITORS' REPORT
                             ------------------------------

To the Partners
Baxter Springs Seniors, L.P.
Joplin, Missouri 64804

We have audited the accompanying balance sheets of Baxter Springs Seniors, L.P. (a limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Baxter Springs Seniors L.P. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 19, 2002 on our consideration of Baxter Springs Seniors, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws and regulations.

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

February 19, 2002

Turk & Giles, CPAs, P.C.
2026 Connecticut-P.O. Box 3766
Joplin, MO 64803
PHONE:  417-623-8666
FAX:  417-623-4075

                           INDEPENDENT AUDITORS' REPORT
                          ---------------------------------

To the Partners
Marionville Seniors, L.P.
Joplin, Missouri 64804

We have audited the accompanying balance sheets of Marionville Seniors, L.P. (a limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marionville Seniors, L.P. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 19, 2002 on our consideration of Marionville Seniors, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws and regulations.

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

/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

February 19, 2002

Suellen Doubet, CPA
603 West Cherokee Street
Wagoner, OK 74467
PHONE:  918-485-8085
FAX:  918-485-3092

                                INDEPENDENT AUDITORS' REPORT
                             --------------------------------

To the Partners
of Cavalry Crossing:

I have audited the accompanying balance sheets of Cavalry Crossing (a Kansas Limited Partnership) as of December 31, 2001, and 2000 and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cavalry Crossing as of December 31, 2001, and 2000 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, I have also issued a report dated March 15, 2002 on my consideration of Cavalry Crossing's compliance and on internal control over financial reporting. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of my audit.

/s/ Suellen Doubet, CPA
Certified Public Accountant
Wagoner, OK 74467
March 15, 2002

Suellen Doubet, CPA
603 West Cherokee Street
Wagoner, OK 74467
PHONE:  918-485-8085
FAX:  918-485-3092

                            INDEPENDENT AUDITORS' REPORT
                           ----------------------------

To the Partners
of Sycamore Landing:

I have audited the accompanying balance sheets of Sycamore Landing (a Kansas Limited Partnership) as of December 31, 2001, and 2000 and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sycamore Landing as of December 31, 2001, and 2000 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

My audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplementary information, "The Schedule of Maintenance Expenses" has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated March 13, 2002 on my consideration of Sycamore Landing's compliance and on internal control over financial reporting. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of my audit.

/s/ Suellen Doubet, CPA
Certified Public Accountant
Wagoner, OK 74467
March 13, 2002

Suellen Doubet, CPA
603 West Cherokee Street
Wagoner, OK 74467
PHONE:  918-485-8085
FAX:  918-485-3092

                              INDEPENDENT AUDITORS' REPORT
                           ---------------------------------

To the Partners of
Parsons Village:

I have audited the accompanying balance sheets of Parsons Village (a Kansas Limited Partnership) as of December 31, 2001, and 2000 and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parsons Village as of December 31, 2001, and December 31, 2000 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

My audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplementary information, "The Schedule of Maintenance Expenses" has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated March 8, 2002 on my consideration of Parsons Village's compliance and on internal control over financial reporting. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of my audit.

/s/ Suellen Doubet, CPA
Certified Public Accountant
Wagoner, OK 74467
March 8, 2002

David G. Pelliccione, C.P.A., P.C.
340 Eisenhower Drive, Suite 220
Savannah, GA 31406
PHONE:  912-354-2334
FAX:  912-354-2443

                            INDEPENDENT AUDITORS' REPORT
                          -------------------------------

To The Partners
Brookstone Apartments, L.P.

We have audited the accompanying balance sheet of BROOKSTONE APARTMENTS, L.P., as of December 31, 2001 and 2000 and the related statement of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of The Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards of the United States and Government Auditing Standards issued by the Comptroller General of the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BROOKSTONE APARTMENTS, L.P. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles of the United States.

In accordance with Government Auditing Standards, we have also issued our report dated February 15, 2002, on our consideration of BROOKSTONE APARTMENTS, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was made for the purpose of forming an opinion on the basic financial statements of BROOKSTONE APARTMENTS, L.P.'s taken as a whole. The supplemental information on pages 9 through 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ David G. Pelliccione, C.P.A., P.C.
Certified Public Accountants
Savannah, Georgia
February 15, 2002

David G. Pelliccione, C.P.A., P.C.
340 Eisenhower Drive, Suite 220
Savannah, GA 31406
PHONE:  912-354-2334
FAX:  912-354-2443

                                INDEPENDENT AUDITORS' REPORT
                             --------------------------------

To The Partners
Brooks Hollow Apartments, L.P.

We have audited the accompanying balance sheet of BROOKS HOLLOW APARTMENTS, L.P., as of December 31, 2001 and 2000 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of The Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards of the United States and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BROOKS HOLLOW APARTMENTS, L.P., as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles of the United States.

In accordance with Government Auditing Standards, we have also issued our report dated February 15, 2002, on our consideration of BROOKS HOLLOW APARTMENTS, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was made for the purpose of forming an opinion on the basic financial statements of BROOKS HOLLOW APARTMENTS, L.P., taken as a whole. The supplemental information on pages 9 through 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ David G. Pelliccione, C.P.A., P.C.
Certified Public Accountants
Savannah, Georgia
February 15, 2002

Fentress, Brown, CPAs & Associates, LLC
8001 Ravines Edge Court, Suite 112
Columbus, OH 43235-5421
PHONE:  614-825-0011
FAX:  614-825-0014

                           INDEPENDENT AUDITORS' REPORT
                          -------------------------------

To the Partners of                                 Rural Housing Service
Morningside Villa Limited Partnership              Servicing Office
DBA Morningside Villa Apartments                  Findlay, Ohio
Mansfield, Ohio

We have audited the accompanying balance sheets of Morningside Villa Limited Partnership (a limited partnership), DBA Morningside Villa Apartments, Case No. 41-033-341704593, as of December 31, 2001 and 2000, and the related statements of income, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America, Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program" issued in December 1989. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Morningside Villa Limited Partnership, DBA Morningside Villa Apartments, Case No. 41-033-341704593, at December 31, 2001 and 2000, and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program," issued in December 1989, we have also issued a report dated January 30, 2002, on our consideration of Morningside Villa Limited Partnership's internal control and a report dated January 30, 2002, on its compliance with specific requirements applicable to Rural Housing Service Programs. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Fentress, Brown, CPAs & Associates, LLC
Certified Public Accountants
Columbus, Ohio
January 30, 2002

Fentress, Brown, CPAs & Associates, LLC
8001 Ravines Edge Court, Suite 112
Columbus, OH 43235-5421
PHONE:  614-825-0011
FAX:   614-825-0014

                             INDEPENDENT AUDITORS' REPORT
                           ------------------------------

To the Partners of                                     Rural Housing Service
Kenton Apartments Company Limited Partnership          Servicing Office
DBA Springbrook Commons                               Findlay, Ohio
Mansfield, Ohio

We have audited the accompanying balance sheets of Kenton Apartments Company Limited Partnership (a limited partnership), DBA Springbrook Commons, Case No. 41-033-0382999141, as of December 31, 2001 and 2000, and the related statements of income, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America, Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program," issued in December 1989. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kenton Apartments Company Limited Partnership, DBA Springbrook Commons, Case No. 41-033-0382999141, at December 31, 2001 and 2000, and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program," issued in December 1989, we have also issued a report dated January 30, 2002, on our consideration of Kenton Apartments Company Limited Partnership's internal control and a report dated January 30, 2002, on its compliance with specific requirements applicable to Rural Housing Service Programs. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Fentress, Brown, CPAs & Associates, LLC
Certified Public Accountants
Columbus, Ohio
January 30, 2002

Burrus, Paul & Turnbull, PLC
SunTrust Center, Suite 1230
Norfolk, VA 23510-2276
PHONE:  757-623-3236
FAX:  757-627-8603

                                   INDEPENDENT AUDITORS' REPORT
                                   -----------------------------

To the Partners
Lovingston Ridge
(A Limited Partnership)
Yorktown, Virginia

We have audited the balance sheets of Lovingston Ridge (A Limited Partnership), as of December 31, 2001 and 2000, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lovingston Ridge (A Limited Partnership) as of December 31, 2001and 2000, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles generally accepted in the United States of America.

/s/ Burrus, Paul & Turnbull PLC
Certified Public Accountants

May 23, 2002

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

Ronald M. Diner, age 58, is President and a Director. He is a Senior Vice President of Raymond James & Associates, Inc., with whom he has been employed since June 1983. Mr. Diner received an MBA degree from Columbia University (1968) and a BS degree from Trinity College (1966). Prior to joining Raymond James & Associates, Inc., he managed the broker-dealer activities of Pittway Real Estate, Inc., a real estate development firm. He was previously a loan officer at Marine Midland Realty Credit Corp., and spent three years with Common, Dann & Co., a New York regional investment firm. He has served as a member of the Board of Directors of the Council for Rural Housing and Development, a national organization of developers, managers and syndicators of properties developed under the RECD Section 515 program, and is a member of the Board of Directors of the Florida Council for Rural Housing and Development. Mr. Diner has been a speaker and panel member at state and national seminars relating to the low-income housing credit.

J. Davenport Mosby, age 46, is a Vice President and a Director. He is a Senior Vice President of Raymond James & Associates, Inc. which he joined in 1982. Mr. Mosby received an MBA from the Harvard Business School (1982). He graduated magna cum laude with a BA from Vanderbilt University where he was elected to Phi Beta Kappa.

Sandra L. Furey, age 40, is Secretary, Treasurer. Ms. Furey has been employed by Raymond James & Associates, Inc. since 1980 and currently serves as Closing Administrator for the Gateway Tax Credit Funds.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    Neither of the General Partners own any units of the outstanding securities of Gateway as of March 31, 2002. Ronald M. Diner, President of Raymond James Tax Credit Funds, Inc. owns 5 units of Series 7. None of the other directors and officers own any units of the outstanding securities of Gateway as of March 31, 2002.

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

   For the periods ended March 31, 2002, 2001, and 2000 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

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

	2002 ----	2001 ----	2000 ----
Series 7	$ 87,394	$ 87,683	$ 87,952
Series 8	91,032	91,364	91,655
Series 9	50,027	50,178	50,319
Series 10	34,115	34,212	34,309
Series 11	28,770 ---------	29,087 --------	28,465 --------
Total	$ 291,338 =========	$ 292,524 =========	$ 292,700 =========

   General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statement of Operations.

	2002 ----	2001 ----	2000 ----
Series 7	$ 20,917	$ 16,312	$ 14,609
Series 8	23,062	17,985	16,108
Series 9	12,872	10,038	8,991
Series 10	8,045	6,274	5,619
Series 11	6,436 ---------	5,019 --------	4,495 --------
Total	$ 71,332 =========	$ 55,628 =========	$ 49,822 =========

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
AS OF DECEMBER 31, 2001

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

Coalgate, OK

West Blocton, AL

Mountain Home. AR

18 24 44 40 24 24 40 44 24 24 42 24 30 24 48 24 22 41 24 48 28 40 42 40 36 36 12 24 32 40 40 24 24 16 24 24 24 24 32

581,113

758,646

2,019,319

1,311,373

802,656

796,303

1,196,790

1,398,482

788,629

765,680

1,203,818

672,218

831,638

739,853

1,427,138

667,914

673,520

1,093,061

819,593

1,205,116

721,834

1,033,700

1,457,580

1,218,792

912,954

1,191,586

353,219

730,103

1,240,183

1,180,724

1,414,631

787,581

761,775

511,501

779,913

678,345

677,691

775,557

147,660

------------
$36,328,189
============

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2001

SERIES 7 Apartment Properties	Cost At Acquisition --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Net Improvements Capitalized Subsequent to Acquisition ---------------

Nottingham

Cedar Hollow

Sunrise

Mountain City

Burbank

Washington

BrookStone

Tazewell

N. Irvine

Horton

Manchester

Waynesboro

Lakeland II

Mt. Vernon

Meadow Run

Spring Creek II

Warm Springs

Blue Ridge

Walnut

Pioneer

Dilley

Elsa

Clinch View

Jamestown

Leander

Louisa Sr.

Orchard Commons

Vardaman

Heritage Park

BrooksHollow

Cavalry Crossing

Carson City

Matteson

Pembroke

Robynwood

Atoka

Coalgate

Hill Creek

Cardinal

21,070

25,000

30,000

67,000

25,000

30,000

45,000

75,000

27,600

15,615

40,000

45,310

30,000

19,500

20,000

40,000

45,000

0

20,000

30,000

30,000

40,000

99,000

53,800

46,000

90,000

28,789

15,000

199,000

67,155

82,300

86,422

28,438

22,000

35,000

16,000

22,500

29,337

24,207

695,113

889,355

837,000

1,345,826

595,780

401,435

176,183

834,811

696,407

641,460

243,179

107,860

149,453

156,335

241,802

117,323

196,691

234,193

112,079

1,092,918

847,755

1,286,910

409,447

436,875

1,063,200

449,409

452,556

93,877

1,243,700

183,029

894,246

354,778

556,314

190,283

315,110

819,334

806,005

622,291

650,852

3,279

50,571

1,660,112

192,085

401,058

544,794

1,241,162

793,090

297,024

275,465

1,192,561

664,328

830,194

724,691

1,483,038

651,152

581,636

1,104,950

891,895

228,904

12,508

14,894

1,270,397

1,023,005

5,912

970,578

(1,684)

805,048

139,831

1,190,112

812,905

517,801

357,340

411,021

661,574

0

0

318,382

106,377

	-----------	------------	------------
	$ 1,666,043	$ 21,441,174	$22,427,990
	===========	============	============

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2001

SERIES 7 Apartment Properties	Gross Amount At Which Carried At December 31, 2001 --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Total -----

Nottingham

Cedar Hollow

Sunrise

Mountain City

Burbank

Washington

BrookStone

Tazewell

N. Irvine

Horton

Manchester

Waynesboro

Lakeland II

Mt. Vernon

Meadow Run

Spring Creek II

Warm Springs

Blue Ridge

Walnut

Pioneer

Dilley

Elsa

Clinch View

Jamestown

Leander

Louisa Sr.

Orchard Commons

Vardaman

Heritage Park

BrooksHollow

Cavalry Crossing

Carson City

Matteson

Pembroke

Robynwood

Atoka

Coalgate

Hill Creek

Cardinal

21,070

28,197

31,702

67,000

37,000

53,933

45,000

75,000

27,600

15,615

49,455

34,500

29,600

19,500

40,000

30,000

20,000

0

62,700

38,614

30,000

40,000

99,000

53,800

133,549

90,000

28,789

15,000

199,000

67,000

94,118

40,028

39,000

22,000

35,000

16,000

22,500

29,337

24,207

698,392

936,729

2,495,410

 1,537,911

984,838

922,296

1,417,345

 1,627,901

993,431

916,925

1,426,285

782,998

980,047

881,026

1,704,840

778,475

803,327

1,339,143

961,274

1,313,208

860,263

1,301,804

 1,679,844

 1,459,880

981,563

1,419,987

450,872

898,925

1,383,531

 1,373,296

 1,695,333

918,973

903,092

601,304

976,684

819,334

806,005

940,673

757,229

719,462

964,926

2,527,112

1,604,911

1,021,838

976,229

1,462,345

1,702,901

1,021,031

932,540

1,475,740

817,498

1,009,647

900,526

1,744,840

808,475

823,327

1,339,143

1,023,974

1,351,822

890,263

1,341,804

1,778,844

1,513,680

1,115,112

1,509,987

479,661

913,925

1,582,531

1,440,296

1,789,451

959,001

942,092

623,304

1,011,684

835,334

828,505

970,010

781,436

	-----------	------------	------------
	$1,804,814	$43,730,393	$45,535,207
	===========	============	============

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2001

SERIES 7 Apartment Properties Partnership -----------	Accumulated Depreciation ------------	Depreciable Life -----------

Nottingham

Cedar Hollow

Sunrise

Mountain City

Burbank

Washington

BrookStone

Tazewell

N. Irvine

Horton

Manchester

Waynesboro

Lakeland II

Mt. Vernon

Meadow Run

Spring Creek II

Warm Springs

Blue Ridge

Walnut

Pioneer

Dilley

Elsa

Clinch View

Jamestown

Leander

Louisa Sr.

Orchard Commons

Vardaman

Heritage Park

BrooksHollow

Cavalry Crossing

Carson City

Matteson

Pembroke

Robynwood

Atoka

Coalgate

Hill Creek

Cardinal

183,056

241,954

813,990

544,767

288,255

322,192

419,816

564,348

238,600

344,454

405,239

231,151

297,576

239,272

495,953

228,463

249,673

419,885

267,040

346,832

163,681

297,192

569,582

500,957

381,001

361,749

122,867

210,946

508,395

394,993

414,879

319,202

323,911

155,015

244,206

301,048

302,469

267,749

132,768

5.0-40.0

7.0-40.0

5.0-27.5

7.0-27.5

5.0-30.0

5.0-30.0

5.0-27.5

7.0-27.5

5.0-40.0

5.0-25.0

5.0-25.0

10.0-30.0

10.0-30.0

5.0-30.0

7.0-27.5

10.0-30.0

5.0-40.0

5.0-25.0

5.0-40.0

12.0-40.0

5.0-50.0

7.0-50.0

7.0-27.5

7.0-27.5

7.0-30.0

5.0-40.0

5.0-40.0

5.0-40.0

7.0-27.5

5.0-27.5

12.0-40.0

7.0-27.5

7.0-27.5

5.0-40.0

5.0-40.0

5.0-25.0

5.0-25.0

7.0-27.5

7.0-27.5

-----------
$13,115,126
===========

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2001

SERIES 8 Apartment Properties Partnership -----------	Location --------	# of Units ----------	Mortgage Loan Balance ------------

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

Bridgeiport, NE

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

Russellville, KY

Tuskegee, AL

Cottondale, FL

16 24 24 24 24 32 24 36 24 24 28 16 24 24 24 24 25 24 16 16 32 16 29 44 44 33 20 34 24 24 46 64 36 30 16 24 32 36 41 24 24 36 25

459,769

607,728

639,337

725,584

660,048

1,034,830

801,471

1,090,077

573,545

751,563

726,376

428,877

754,876

734,620

683,575

713,447

887,225

742,446

590,861

609,028

972,399

939,354

771,976

1,246,379

1,465,932

1,098,548

655,798

1,145,698

682,306

830,575

1,427,265

2,229,682

1,101,207

1,235,875

523,636

895,947

954,417

1,101,359

1,365,642

757,839

782,890

1,150,540

762,233

------------
$38,312,780
============

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2001

SERIES 8	Cost At Acquisition --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Net Improvements Capitalized Subsequent to Acquisition ----------------

Purdy

Galena

Antlers 2

Holdenville

Wetumka

Mariners Cove

Mariners Cove Sr.

Antlers

Bentonville

Deerpoint

Aurora

Baxter

Arbor Gate

Timber Ridge

Concordia Sr.

Mountainburg

Lincoln

Fox Ridge

Meadow View

Sheridan

Morningside

Grand Isle

Meadowview

Taylor

Brookwood

Pleasant Valley

Reelfoot

River Rest

Kirskville

Cimmaron

Kenton

Lovingston

Pontotoc

So. Brenchley

Hustonville

Northpoint

Brooks Field

Brooks Lane

Brooks Point

Brooks Run

Logan Heights

Lakeshore 2

Cottondale

64,823

19,200

26,000

15,000

19,977

117,192

72,252

50,529

15,220

33,250

164,350

13,800

43,218

15,145

65,000

20,000

121,000

35,000

29,000

20,100

31,163

20,000

40,000

105,335

28,148

56,269

13,000

50,750

50,000

18,000

61,699

178,985

40,500

99,658

20,000

140,000

45,762

57,500

108,000

50,000

24,600

45,000

36,000

493,596

362,505

761,859

877,598

792,876

1,134,974

901,745

1,270,510

743,269

912,974

716,471

418,296

873,748

879,334

776,131

863,990

933,872

867,785

686,959

373,018

1,152,691

1,180,210

954,717

1,185,923

1,780,090

1,288,452

118,127

431,259

188,140

611,963

785,703

2,215,782

312,296

492,781

672,270

942,599

113,295

123,401

135,053

158,025

422,778

273,501

911,975

20,739

383,587

0

0

0

27,265

24,161

0

0

(13,750)

23,881

111,767

1,337

3,543

(14,742)

0

61,078

0

8,141

371,339

5,963

0

0

239,510

2,359

11,637

691,960

921,416

593,352

477,199

934,357

334,550

977,678

957,167

4,130

3,430

1,016,361

1,167,062

1,416,126

717,850

504,352

1,098,627

344

	-----------	------------	------------
	$2,280,425	$32,092,541	$13,083,776
	===========	============	============

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2001

SERIES 8

Gross Amount At Which Carried At December 31, 2001 --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Total -----

Purdy

Galena

Antlers 2

Holdenville

Wetumka

Mariners Cove

Mariners Cove Sr.

Antlers

Bentonville

Deerpoint

Aurora

Baxter

Arbor Gate

Timber Ridge

Concordia Sr.

Mountainburg

Lincoln

Fox Ridge

Meadow View

Sheridan

Morningside

Grand Isle

Meadowview

Taylor

Brookwood

Pleasant Valley

Reelfoot

River Rest

Kirskville

Cimmaron

Kenton

Lovingston

Pontotoc

So. Brenchley

Hustonville

Northpoint

Brooks Field

Brooks Lane

Brooks Point

Brooks Run

Logan Heights

Lakeshore 2

Cottondale

65,351

83,432

26,000

15,000

19,977

122,656

87,718

50,529

15,220

19,500

167,145

46,173

43,218

15,145

65,000

20,000

132,188

35,000

29,000

32,300

31,163

20,000

40,000

105,335

28,148

56,269

13,827

52,062

50,000

6,000

61,699

194,772

40,500

99,658

20,000

140,000

45,761

57,500

108,000

50,366

24,600

45,000

36,000

513,807

681,860

761,859

877,598

792,876

1,156,775

910,440

1,270,510

743,269

912,974

737,557

497,690

875,085

882,877

761,389

863,990

983,762

867,785

695,100

732,157

1,158,654

1,180,210

954,717

1,425,433

1,782,449

1,300,089

809,260

1,351,363

781,492

1,101,162

1,720,060

2,534,545

1,289,974

1,449,948

676,400

946,029

1,129,657

1,290,463

1,551,179

875,509

927,130

1,372,128

912,319

579,158

765,292

787,859

892,598

812,853

1,279,431

998,158

1,321,039

758,489

932,474

904,702

543,863

918,303

898,022

826,389

883,990

1,115,950

902,785

724,100

764,457

1,189,817

1,200,210

994,717

1,530,768

1,810,597

1,356,358

823,087

1,403,425

831,492

1,107,162

1,781,759

2,729,317

1,330,474

1,549,606

696,400

1,086,029

1,175,418

1,347,963

1,659,179

925,875

951,730

1,417,128

948,319

	-----------	------------	------------
	$2,417,212	$45,039,530	$47,456,742
	===========	============	============

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2001

SERIES 8 Apartment Properties Partnership -----------	Accumulated Depreciation ------------	Depreciable Life -----------

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

Brooks Run

Logan Heights

Lakeshore 2

Cottondale

232,672

275,714

280,371

308,984

281,129

408,293

316,130

444,775

287,978

187,666

324,293

186,569

203,800

208,597

264,000

303,405

313,330

170,246

217,515

180,382

314,304

416,353

324,604

238,620

562,141

420,519

240,115

402,209

249,904

331,409

431,614

826,722

242,277

452,431

152,167

220,194

298,412

343,747

398,067

239,654

217,119

253,044

235,948

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
$13,207,423
===========

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2001

SERIES 9 Apartment Properties Partnership -----------	Location --------	# of Units ----------	Mortgage Loan Balance -------------

Jay

Boxwood

Stilwell 3

Arbor Trace

Arbor Trace 2

Omega

Cornell 2

Elm Creek

Marionville

Lamar

Mt. Glen

Centreville

Skyview

Sycamore

Bradford

Cedar Lane

Stanton

Abernathy

Pembroke

Meadowview

Town Branch

Fox Run

Maple Sreet

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

Ragland, AL

Emporium, PA

Manchester, GA

24 24 16 24 42 36 24 24 20 24 24 24 36 40 24 24 24 24 24 24 24 24 32 18

651,808

620,875

467,225

741,048

1,457,440

1,133,166

922,448

954,222

564,491

715,380

826,888

788,629

1,133,769

1,414,234

790,963

737,492

802,546

625,235

797,822

652,718

773,002

776,985

1,363,607

590,386

------------
$20,302,379
============

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2001

SERIES 9 Apartment Properties	Cost At Acquisition --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Net Improvements Capitalized Subsequent to Acquisition ---------------

Jay

Boxwood

Stilwell 3

Arbor Trace

Arbor Trace 2

Omega

Cornell 2

Elm Creek

Marionville

Lamar

Mt. Glen

Centreville

Skyview

Sycamore

Bradford

Cedar Lane

Stanton

Abernathy

Pembroke

Meadowview

Town Branch

Fox Run

Maple Sreet

Manchester

	30,000 22,273 15,567 62,500 100,000 35,000 29,155 71,360 24,900 18,000 23,500 36,000 120,000 64,408 66,000 49,750 41,584 30,000 43,000 46,270 21,000 47,467 85,000 24,100	103,524 718,529 82,347 185,273 361,210 188,863 576,296 233,390 409,497 202,240 480,064 220,952 220,161 415,748 285,025 952,314 959,574 751,898 955,687 1,086,351 942,114 919,296 1,178,856 711,035	677,073 30,137 489,218 670,585 1,345,224 1,183,441 565,626 886,467 276,475 684,085 560,407 718,081 1,072,191 1,329,564 704,607 458 0 0 7,608 4,292 21,296 8,868 439,808 2,700
	-----------	------------	------------
	$1,106,834	$13,140,244	$11,678,211
	===========	============	============

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2001

SERIES 9 Apartment Properties	Gross Amount At Which Carried At December 31, 2001 --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Total -----

Jay

Boxwood

Stilwell 3

Arbor Trace

Arbor Trace 2

Omega

Cornell 2

Elm Creek

Marionville

Lamar

Mt. Glen

Centreville

Skyview

Sycamore

Bradford

Cedar Lane

Stanton

Abernathy

Pembroke

Meadowview

Town Branch

Fox Run

Maple Sreet

Manchester

25,000 22,273 10,000 62,500 100,000 35,000 86,281 130,189 92,914 18,000 23,500 36,000 120,000 72,681 66,000 49,750 41,584 30,000 43,000 46,270 21,000 47,467 85,000 27,200

785,597

748,666

577,132

855,858

1,706,434

1,372,304

1,084,796

1,061,028

617,958

886,325

1,040,471

939,033

1,292,352

1,737,039

989,632

952,772

959,574

751,898

963,295

1,090,643

963,410

928,164

1,618,664

710,635

810,597

770,939

587,132

918,358

1,806,434

1,407,304

1,171,077

1,191,217

710,872

904,325

1,063,971

975,033

1,412,352

1,809,720

1,055,632

1,002,522

1,001,158

781,898

1,006,295

1,136,913

984,410

975,631

1,703,664

737,835

	-----------	------------	------------
	$1,291,609	$24,633,680	$25,925,289
	===========	============	============

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III -REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2001

SERIES 9 Apartment Properties Partnership -----------	Accumulated Depreciation -------------	Depreciable Life -----------

Jay

Boxwood

Stilwell 3

Arbor Trace

Arbor Trace 2

Omega

Cornell 2

Elm Creek

Marionville

Lamar

Mt. Glen

Centreville

Skyview

Sycamore

Bradford

Cedar Lane

Stanton

Abernathy

Pembroke

Meadowview

Town Branch

Fox Run

Maple Sreet

Manchester

256,518 261,507 189,816 205,717 409,743 347,238 368,690 377,611 243,472 296,371 331,408 293,664 243,216 343,760 224,748 231,964 235,080 255,031 219,024 197,266 202,479 250,323 324,390 180,717

5.0-25.0

5.0-25.0

5.0-25.0

10.0-30.0

10.0-30.0

5.0-50.0

5.0-30.0

5.0-27.5

7.0-27.5

5.0-25.0

7.0-27.5

5.0-40.0

5.0-40.0

12.0-40.0

5.0-40.0

5.0-40.0

5.0-40.0

5.0-25.0

7.0-40.0

5.0-40.0

7.0-40.0

7.0-27.5

7.0-40.0

5.0-27.5

-----------
$6,489,753
===========

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2001

SERIES 10 Apartment Properties Partnership -----------	Location --------	# of Units ----------	Mortgage Loan Balance ------------
Redstone Albany Oak Terrace Wellshill Applegate Heatherwood Peachtree Donna Wellsville Tecumseh Clay City Irvine West New Castle Stigler Courtyard	Challis, ID Albany, KY Bonifay, FL West Liberty, KY Florence, AL Alexander City, AL Gaffney, SC Donna, TX Wellsville, NY Tecumseh, NE Clay City, KY Irvine, KY New Castle, KY Stigler, OK Huron, SD	24 24 18 32 36 36 28 50 24 24 24 24 24 20 21	845,073 778,131 543,053 1,081,425 1,114,105 898,692 1,002,547 1,424,967 1,058,035 866,358 811,871 808,950 805,309 592,891 644,354
------------
$13,275,761
============
Cost At Acquisition --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Net Improvements Capitalized Subsequent to Acquisition ----------------
Redstone Albany Oak Terrace Wellshill Applegate Heatherwood Peachtree Donna Wellsville Tecumseh Clay City Irvine West New Castle Stigler Courtyard	24,000 39,500 27,200 75,000 125,000 55,000 25,000 112,000 38,000 20,000 22,750 25,000 40,575 24,000 12,000	747,591 990,162 633,284 1,270,844 1,467,675 1,551,679 1,021,466 1,661,889 1,286,389 1,038,151 998,334 1,060,585 971,520 730,056 465,936	360,473 12,867 5,104 5,100 245,962 5,077 27,046 6,187 25,648 28,745 3,292 3,961 10,216 0 291,733
	-------	------------	------------
	$665,025	$15,895,561	$1,031,411
	========	============	============

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2001

SERIES 10 Apartment Properties	Gross Amount At Which Carried At December 31, 2001 --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Total -----
Redstone Albany Oak Terrace Wellshill Applegate Heatherwood Peachtree Donna Wellsville Tecumseh Clay City Irvine West New Castle Stigler Courtyard	7,600 39,500 27,200 75,000 125,000 55,000 25,000 112,000 38,000 20,000 22,750 25,000 40,575 24,000 71,331	1,124,464 1,003,029 638,388 1,275,944 1,713,637 1,556,756 1,048,512 1,668,076 1,312,037 1,066,896 1,001,626 1,064,546 981,736 730,056 698,338	1,132,064 1,042,529 665,588 1,350,944 1,838,637 1,611,756 1,073,512 1,780,076 1,350,037 1,086,896 1,024,376 1,089,546 1,022,311 754,056 769,669
	-----------	------------	------------
	$707,956	$16,884,041	$17,591,997
	===========	============	============
Partnership -----------	Accumulated Depreciation ------------	Depreciable Life -----------
Redstone Albany Oak Terrace Wellshill Applegate Heatherwood Peachtree Donna Wellsville Tecumseh Clay City Irvine West New Castle Stigler Courtyard	353,338 241,165 180,209 284,085 308,595 287,737 202,852 265,288 412,203 213,649 203,393 219,829 198,988 153,119 186,145	7.0-27.5 5.0-40.0 5.0-27.5 5.0-40.0 5.0-40.0 5.0-40.0 5.0-40.0 7.0-50.0 7.0-27.5 5.0-50.0 5.0-40.0 5.0-40.0 5.0-40.0 5.0-25.0 5.0-40.0
-----------
$3,710,595
===========

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2001

SERIES 11 Apartment Properties Partnership -----------	Location --------	# of Units ----------	Mortgage Loan Balance -------------
Homestead Mountain Oak Eloy Gila Bend Creekstone Tifton Cass Towne Warsaw Royston Red Bud Cardinal Parsons	Pinetop, AZ Collinsville, AL Eloy, AZ Gila Bend, AZ Dallas, GA Tifton, GA Cartersville, GA Warsaw, VA Royston, GA Mokane, MO Mountain Home, AR Parsons, KS	32 24 24 36 40 36 10 56 25 8 32 38	1,312,776 684,916 646,193 970,747 902,021 904,480 110,417 2,660,396 741,787 238,716 96,334 1,091,630
------------
$10,360,413
============
Cost At Acquisition --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Net Improvements Capitalized Subsequent to Acquisition ---------------
Homestead Mountain Oak Eloy Gila Bend Creekstone Tifton Cass Towne Warsaw Royston Red Bud Cardinal Parsons	126,000 30,000 12,000 18,000 130,625 17,600 22,690 146,800 36,000 5,500 15,793 45,188	1,628,502 473,033 882,913 945,233 170,655 192,853 301,458 3,200,738 785,602 295,617 424,616 953,512	36,376 376,391 42,312 350,819 1,707,324 1,496,433 3,226 (11,075) 114,304 0 69,400 347,237
	-----------	------------	------------
	$606,196	$10,254,732	$4,532,747
	===========	============	============

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2001

SERIES 11 Apartment Properties	Gross Amount At Which Carried At December 31, 2001 --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Total -----
Homestead Mountain Oak Eloy Gila Bend Creekstone Tifton Cass Towne Warsaw Royston Red Bud Cardinal Parsons	126,000 30,000 12,000 18,000 130,650 17,327 22,690 146,800 36,000 5,500 15,793 38,437	1,664,878 849,424 925,225 1,296,052 1,877,954 1,689,559 304,684 3,189,663 899,906 295,617 494,017 1,307,499	1,790,878 879,424 937,225 1,314,052 2,008,604 1,706,886 327,374 3,336,463 935,906 301,117 509,809 1,345,937
	-----------	------------	------------
	$599,197	$14,794,478	$15,393,675
	===========	============	============
Partnership -----------	Accumulated Depreciation ------------		Depreciable Life ------------
Homestead Mountain Oak Eloy Gila Bend Creekstone Tifton Cass Towne Warsaw Royston Red Bud Cardinal Parsons	334,949 235,545 254,946 359,241 423,959 260,516 57,600 771,987 206,603 48,344 86,618 215,183		5.0-40.0 5.0-27.5 5.0-27.5 5.0-40.0 7.0-27.5 5.0-25.0 7.0-27.5 7.0-27.5 7.0-40.0 7.0-40.0 7.0-27.5 12.0-40.0
-----------
$3,255,491
===========

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2001
GATEWAY TAX CREDIT FUND III LTD.
NOTES TO SCHEDULE III

SERIES 7

Balance at beginning of period -
December 31, 2000
 Additions during period:
  Acquisitions through foreclosure
  Other acquisitions
  Improvements, etc.
  Other

 Deductions during period:
  Cost of real estate sold

	$ 0 95,952 0 0 --------- 821 ---------	$45,440,076 95,952 (821) -----------
Balance at end of period - December 31, 2001		$45,535,207 ============
Reconciliation of Accumulated Depreciation current year changes: Balance at beginning of period - December 31, 2000 Current year expense Less Accumulated Depreciation of real estate sold		$11,657,985 1,457,962 (821) -----------
Balance at end of period - December 31, 2001		$13,115,126 ============

SCHEDULE III -REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2001
GATEWAY TAX CREDIT FUND III LTD.
NOTES TO SCHEDULE III

Series 8
Balance at beginning of period -
December 31, 2000
 Additions during period:
  Acquisitions through foreclosure
  Other acquisitions
  Improvements, etc.
  Other

 Deductions during period:
  Cost of real estate sold
  Other

	$ 0 80,179 0 0 ------- 1,721 0 -------	$47,378,284 80,179 (1,721) ----------
Balance at end of period - December 31, 2001		$47,456,742 ============
Reconciliation of Accumulated Depreciation current year changes: Balance at beginning of period - December 31, 2000 Current year expense Less Accumulated Depreciation of real estate sold Other		$11,686,945 1,522,199 (1,721) 0 ----------
Balance at end of period - December 31, 2001		$13,207,423 ============

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2001
GATEWAY TAX CREDIT FUND III LTD.
NOTES TO SCHEDULE III

Series 9
Balance at beginning of period -
December 31, 2000
 Additions during period:
  Acquisitions through foreclosure
  Other acquisitions
  Improvements, etc.
  Other

 Deductions during period:
  Cost of real estate sold
  Other

	$ 0 61,133 0 0 -------- 0 0 --------	$25,864,156 61,133 0 ----------
Balance at end of period - December 31, 2001		$25,925,289 ===========
Reconciliation of Accumulated Depreciation current year changes: Balance at beginning of period - December 31, 2000 Current year expense Less Accumulated Depreciation of real estate sold Other		5,669,383 820,370 0 0 -----------
Balance at end of period - December 31, 2001		$ 6,489,753 ============

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2001
GATEWAY TAX CREDIT FUND III LTD.
NOTES TO SCHEDULE III

Series 10
Balance at beginning of period -
December 31, 2000
 Additions during period:
  Acquisitions through foreclosure
  Other acquisitions
  Improvements, etc.
  Other

 Deductions during period:
  Cost of real estate sold
  Other

	$ 0 32,813 0 0 -------- 0 0 --------	$17,559,184 32,813 0 ----------
Balance at end of period - December 31, 2001		$17,591,997 ============
Reconciliation of Accumulated Depreciation current year changes: Balance at beginning of period - December 31, 2000 Current year expense Less Accumulated Depreciation of real estate sold Other		$ 3,232,262 478,204 0 129 -----------
Balance at end of period - December 31, 2001		$ 3,710,595 ============

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2001
GATEWAY TAX CREDIT FUND III LTD.
NOTES TO SCHEDULE III

Series 11
Balance at beginning of period -
December 31, 2000
 Additions during period:
  Acquisitions through foreclosure
  Other acquisitions
  Improvements, etc.
  Other

 Deductions during period:
  Cost of real estate sold
  Other

	$ 0 48,417 0 0 -------- 0 0 --------	$15,345,258 48,417 0 -----------
Balance at end of period - December 31, 2001		$15,393,675 ===========
Reconciliation of Accumulated Depreciation current year changes: Balance at beginning of period - December 31, 2000 Current year expense Less Accumulated Depreciation of real estate sold Other		$ 2,731,802 523,455 0 234 -----------
Balance at end of period - December 31, 2001		$ 3,255,491 ===========

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2001

SERIES 7 PARTNERSHIP -----------	# OF UNITS -----	BALANCE -------	INTEREST RATE --------	MONTHLY DEBT SERVICE -------	TERM (YEARS) ------

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

Coalgate

Hill Creek

Cardinal

18 24 44 40 24 24 40 44 24 24 42 24 30 24 48 24 22 41 24 48 28 40 42 40 36 36 12 24 32 40 40 24 24 16 24 24 24 24 32

581,113

758,646

2,019,319

1,311,373

802,656

796,303

1,196,790

1,398,482

788,629

765,680

1,203,818

672,218

831,638

739,853

1,427,138

667,914

673,520

1,093,061

819,593

1,205,116

721,834

1,033,700

1,457,580

1,218,792

912,954

1,191,586

353,219

730,103

1,240,183

1,180,724

1,414,631

787,581

761,775

511,501

779,913

678,345

677,691

775,557

147,660

----------

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
$36,328,189 ===========

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2001

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

Logan Heights

Lakeshore 2

Cottondale

16 24 24 24 24 32 24 36 24 24 28 16 24 24 24 24 25 24 16 16 32 16 29 44 44 33 20 34 24 24 46 64 36 30 16 24 32 36 41 24 24 36 25

459,769

607,728

639,337

725,584

660,048

1,034,830

801,471

1,090,077

573,545

751,563

726,376

428,877

754,876

734,620

683,575

713,447

887,225

742,446

590,861

609,028

972,399

939,354

771,976

1,246,379

1,465,932

1,098,548

655,798

1,145,698

682,306

830,575

1,427,265

2,229,682

1,101,207

1,235,875

523,636

895,947

954,417

1,101,359

1,365,642

757,839

782,890

1,150,540

762,233

----------

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
$38,312,780 ===========

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2001

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

Fox Run

Maple Street

Manchester

24 24 16 24 42 36 24 24 20 24 24 24 36 40 24 24 24 24 24 24 24 24 32 18

651,808

620,875

467,225

741,048

1,457,440

1,133,166

922,448

954,222

564,491

715,380

826,888

788,629

1,133,769

1,414,234

790,963

737,492

802,546

625,235

797,822

652,718

773,002

776,985

1,363,607

590,386

----------

			7.25% 6.50% 7.25% 7.25% 7.25% 7.25% 7.25% 7.25% 6.50% 7.25% 6.50% 7.25% 7.25% 7.25% 7.03% 6.50% 7.25% 6.50% 7.25% 0.50% 7.25% 6.50% 7.25% 7.25%	4,167 3,666 3,038 4,700 9,235 7,193 5,862 6,060 5,308 4,593 4,797 4,998 7,199 8,979 5,008 4,383 5,120 3,673 5,070 3,006 4,973 4,510 8,632 3,740	50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 20 50 50 50 50
$20,302,379 ===========

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2001

SERIES 10 PARTNERSHIP -----------	# OF UNITS -----	BALANCE -------	INTEREST RATE --------	MONTHLY DEBT SERVICE -------	TERM (YEARS) ------
Redstone Albany Oak Terrace Wellshill Applegate Heatherwood Peachtree Donna Wellsville Tecumseh Clay City Irvine West New Castle Stigler Courtyard	24 24 18 32 36 36 28 50 24 24 24 24 24 20 21	845,073 778,131 543,053 1,081,425 1,114,105 898,692 1,002,547 1,424,967 1,058,035 866,358 811,871 808,950 805,309 592,891 644,354 ----------	6.50% 6.50% 6.50% 7.25% 0.50% 0.50% 7.25% 6.50% 6.50% 7.25% 7.25% 7.25% 7.25% 7.25% 6.50%	4,905 4,570 3,150 6,843 4,937 4,301 6,379 8,252 6,316 5,481 5,158 5,137 5,131 3,764 3,729	50 50 50 50 20 20 50 50 50 50 50 50 50 50 50
$13,275,761 ===========

SERIES 11 PARTNERSHIP -----------	# OF UNITS -----	BALANCE -------	INTEREST RATE --------	MONTHLY DEBT SERVICE -------	TERM (YEARS) ------
Homestead Mountain Oak Eloy Gila Bend Creekstone Tifton Cass Towne Warsaw Royston Red Bud Cardinal Parsons	32 24 24 36 40 36 10 56 25 8 32 38	1,312,776 684,916 646,193 970,747 902,021 904,480 110,417 2,660,396 741,787 238,716 96,334 1,091,630 ----------	6.50% 8.00% 6.00% 8.00% 11.00% 0.00% 3.00% 6.50% 6.75% 7.25% 6.50% 8.00%	7,411 2,745 3,460 6,428 5,235 2,077 1,417 15,387 4,414 1,458 1,348 6,243	50 50 50 50 30 42 10 50 50 50 50 50
$10,360,413 ===========

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

                                 GATEWAY TAX CREDIT FUND III LTD.
                                 (A Florida Limited Partnership)
                                 By:  Raymond James Tax Credit Funds, Inc.
                                 Raymond James Tax Credit Funds, Inc.

Date:   July 9, 2002             By:/s/ Ronald M. Diner
                                 Ronald M. Diner
                                 President

Date:   July 9, 2002             By:/s/ Sandra L. Furey
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

                                 GATEWAY TAX CREDIT FUND III LTD.
                                 (A Florida Limited Partnership)
                                 By:  Raymond James Tax Credit Funds, Inc.
                                 Managing General Partner

Date:   July 9, 2002             By:/s/ Ronald M. Diner
                                 Ronald M. Diner
                                 President

Date:   July 9, 2002             By:/s/ Sandra L. Furey
                                 Sandra L. Furey
                                 Secretary and Treasurer