Form 10-Q
period 2002-06-30
GATEWAY TAX CREDIT FUND III LTD
filed 2002-08-29
CIK 881716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
ACT OF 1934

For The Quarterly Period Ended                June 30, 2002

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
     Title of Each Class                              June 30, 2002
Units of Limited Partnership
Interest:  $1,000 per unit                                33,799

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II, 2002 Form 10-K, filed with the
Securities and Exchange Commission on July 9, 2002
Parts III and IV - Form S-11 Registration Statement
and all amendments and supplements thereto
File No. 33-44238

PART I - Financial Information
   Item 1. Financial Statements

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS

SERIES 7	JUNE 30, 2002 ------- (Unaudited)	MARCH 31, 2002 ------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at June 30, 2002 and March 31, 2002)
General Partners

 Total Partners' Equity

   Total Liabilities and Partners' Equity

$  383,652
61,511
-----------
445,163

294,568
1,389,872
-----------
$2,129,603
===========

$   65,393
-----------
65,393
-----------

416,231
-----------

1,722,777
(74,798)
-----------
1,647,979
-----------
$ 2,129,603
===========

 $  384,626
60,470
-----------
445,096

289,290
1,436,847
-----------
$2,171,233
===========

$   68,252
-----------
68,252
-----------

396,917
-----------

 1,780,281
(74,217)
-----------
1,706,064
-----------
$2,171,233
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS

SERIES 8	JUNE 30, 2002 ------- (Unaudited)	MARCH 31, 2002 ------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS'EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at June 30, 2002 and March 31, 2002)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners'Equity

 $  449,452
56,795
------------
506,247

280,460
617,982
-----------
$1,404,689
===========

$   57,485
-----------
57,485
-----------

478,866
-----------

947,280
(78,942)
-----------
868,338
-----------
$1,404,689
===========

 $  456,356
55,888
-----------
512,244

275,718
654,569
-----------
$1,442,531
===========

$   60,485
-----------
60,485
-----------

458,902
-----------

1,001,538
(78,394)
-----------
923,144
-----------
$1,442,531
============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS

SERIES 9	JUNE 30, 2002 ------- (Unaudited)	MARCH 31, 2002 ------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

 Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS'EQUITY
Current Liabilities:
 Payable to General Partners

    Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at June 30, 2002 and March 31, 2002)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners'Equity

$  247,611
33,809
-----------
281,420

194,559
1,434,831
-----------
$1,910,810
===========

$   32,656
-----------
32,656
-----------

290,445
-----------

1,626,669
(38,960)
-----------
1,587,709
-----------
$1,910,810
===========

$  251,331
33,325
-----------
284,656

191,591
1,506,444
-----------
$1,982,691
===========

$   34,316
-----------
34,316
-----------

279,505
-----------

1,707,018
(38,148)
-----------
1,668,870
-----------
$1,982,691
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS

SERIES 10	JUNE 30, 2002 ------- (Unaudited)	MARCH 31, 2002 ------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

    Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at June 30, 2002 and March 31, 2002)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners'Equity

 $  250,298
26,095
------------
276,393

166,841
2,189,448
-----------
$2,632,682
===========

$   33,066
-----------
33,066
-----------

79,916
-----------

2,538,683
(18,983)
-----------
2,519,700
-----------
$2,632,682
===========

 $  252,149
25,668
-----------
277,817

163,967
2,232,728
-----------
$2,674,512
===========

$   34,582
-----------
34,582
-----------

72,361
-----------

2,586,073
(18,504)
-----------
2,567,569
-----------
$2,674,512
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS

SERIES 11	JUNE 30, 2002 ------- (Unaudited)	MARCH 31, 2002 ------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at June 30, 2002 and March 31, 2002)
General Partners

  Total Partners' Equity

   Total Liabilities and Partners' Equity

 $  264,779
28,778
------------
293,557

188,017
3,061,261
-----------
$3,542,835
===========

$   31,626
-----------
31,626
-----------

23,506
-----------

3,498,816
(11,113)
-----------
3,487,703
-----------
$3,542,835
===========

$  266,059
28,271
-----------
294,330

184,577
3,111,560
------------
$3,590,467
============

$   34,342
-----------
34,342
-----------

17,094
-----------

3,549,631
(10,600)
------------
3,539,031
------------
$3,590,467
============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS

TOTAL SERIES 7 - 11	JUNE 30, 2002 ------- (Unaudited)	MARCH 31, 2002 ------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

    Total Current Assets

Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS'EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at June 30, 2002 and March 31, 2002)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$ 1,595,792
206,988
-------------
1,802,780

1,124,445
8,693,394
-----------
$11,620,619
===========

$   220,226
-----------
220,226
-----------

1,288,964
-----------

10,334,225
(222,796)
-----------
10,111,429
-----------
$11,620,619
===========

$ 1,610,521
203,622
-----------
1,814,143

1,105,143
8,942,148
-----------
$11,861,434
===========

$   231,977
-----------
231,977
-----------

1,224,779
-----------

10,624,541
(219,863)
-----------
10,404,678
-----------
$11,861,434
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
SERIES 7	2002 ----	2001 ----

Revenues:
 Interest Income

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project
 Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership
Units

Number of Limited Partnership Units
Outstanding

$    7,451
-----------

21,849

7,867
3,453
1,671
-----------
34,840
-----------

(27,389)
(30,696)
-----------
$  (58,085)
===========

$  (57,504)
(581)
-----------
$  (58,085)
===========
$    (5.53)
===========

10,395
===========

$   10,331
-----------

21,921

4,701
5,679
1,606
-----------
33,907
-----------

(23,576)
(80,711)
-----------
$ (104,287)
===========

$ (103,244)
(1,043)
-----------
$ (104,287)
===========
$    (9.93)
===========

10,395
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
SERIES 8	2002 ----	2001 ----

Revenues:
 Interest Income

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project
 Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership Units

Number of Limited Partnership Units
Outstanding

$    6,966
-----------

22,758

8,674
4,010
1,185
-----------
36,627
-----------

(29,661)
(25,145)
-----------
$   (54,806)
===========

$   (54,258)
(548)
-----------
$   (54,806)
===========
$     (5.44)
===========

9,980
===========

$   10,503
-----------

22,841

5,183
6,195
1,847
-----------
36,066
-----------

(25,563)
(97,485)
-----------
$  (123,048)
===========

$  (121,818)
(1,230)
-----------
$  (123,048)
===========
$    (12.21)
===========

9,980
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
SERIES 9	2002 ----	2001 ----

Revenues:
 Interest Income

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

 Total Expenses

Loss Before Equity in Losses of Project
 Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership
Units

Number of Limited Partnership Units
Outstanding

$    4,177
-----------

12,507

4,841
2,222
814
-----------
20,384
-----------

(16,207)
(64,954)
-----------
$  (81,161)
===========

  (80,349)
(812)
-----------
$  (81,161
===========
$   (12.85)
===========

6,254
===========

$    6,012
-----------

12,545

2,893
3,602
1,138
-----------
20,178
-----------

(14,166)
(74,759)
-----------
$  (88,925)
===========

$  (88,036)
(889)
-----------
$  (88,925)
===========
$   (14.08)
===========

6,254
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
SERIES 10	2002 ----	2001 ----

Revenues:
 Interest Income

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project
 Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
Limited Partners
General Partners

Net Loss Per Number of Limited Partnership
Units

Number of Limited Partnership Units
Outstanding

$    4,027
-----------

8,529

3,026
1,552
1,203
-----------
14,310
-----------

(10,283)
(37,586)
-----------
$  (47,869)
===========

$  (47,390)
(479)
-----------
$  (47,869
===========
$    (9.40)
===========

5,043
===========

$    5,814
-----------

8,553

1,808
2,356
1,405
-----------
14,122
-----------

(8,308
(64,623)
-----------
$  (72,931)
===========

$  (72,202)
(729)
-----------
$  (72,931)
===========
$   (14.32)
===========

5,043
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
SERIES 11	2002 ----	2001 ----

Revenues:
 Interest Income

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project
 Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership
Units

Number of Limited Partnership Units
Outstanding

$    4,714
-----------

7,192

2,421
1,414
2,074
-----------
13,101
-----------

(8,387)
(42,941)
-----------
$  (51,328)
===========

$  (50,815)
(513)
-----------
$  (51,328)
===========
$    (9.91)
===========

5,127
===========

$    6,582
-----------

7,272

1,446
1,957
2,073
-----------
12,748
-----------

(6,166)
(22,630)
-----------
$  (28,796)
===========

$  (28,508)
(288)
-----------
$  (28,796)
===========
$    (5.56)
===========

5,127
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
TOTAL SERIES 7 - 11	2002 ----	2001 ----

Revenues:
 Interest Income

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project
 Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

	$ 27,335 ----------- 72,835 26,829 12,653 6,947 ----------- 119,264 ----------- (91,927) (201,322) ----------- $ (293,249) =========== $ (290,316) (2,933) ----------- $ (293,249) ===========	$ 39,242 ----------- 73,132 16,031 19,789 8,069 ----------- 117,021 ----------- (77,779) (340,208) ----------- $ (417,987) =========== $ (413,808) (4,179) ----------- $ (417,987) ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001:
SERIES 7	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2001 Net Loss Balance at June 30, 2001 Balance at March 31, 2002 Net Loss Balance at June 30, 2002	$ 2,166,589 (103,244) ----------- $ 2,063,345 ============ $ 1,780,281 (57,504) ----------- $ 1,722,777 ============	$ (70,315) (1,043) ----------- $ (71,358) =========== $ (74,217) (581) ----------- $ (74,798) ===========	$ 2,096,274 (104,287) ----------- $ 1,991,987 ============ $ 1,706,064 (58,085) ----------- $ 1,647,979 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001:
SERIES 8	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2001 Net Loss Balance at June 30, 2001 Balance at March 31, 2002 Net Loss Balance at June 30, 2002	$ 1,363,645 (121,818) ----------- $ 1,241,827 ============ $ 1,001,538 (54,258) ----------- $ 947,280 ============	$ (74,736) (1,230) ----------- $ (75,966) =========== $ (78,394) (548) ----------- $ (78,942) ===========	$ 1,288,909 (123,048) ----------- $ 1,165,861 ============ $ 923,144 (54,806) ----------- $ 868,338 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001:
SERIES 9	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2001 Net Loss Balance at June 30, 2001 Balance at March 31, 2002 Net Loss Balance at June 30, 2002	$ 2,110,561 (88,036) ------------ $ 2,022,525 ============ $ 1,707,018 (80,349) ------------ $ 1,626,669 ============	$ (34,072) (889) ----------- $ (34,961) =========== $ (38,148) (812) ----------- $ (38,960) ===========	$ 2,076,489 (88,925) ----------- $ 1,987,564 ============ $ 1,668,870 (81,161) ------------ $ 1,587,709 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001:
SERIES 10	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2001 Net Loss Balance at June 30, 2001 Balance at March 31, 2002 Net Loss Balance at June 30, 2002	$ 2,811,044 (72,202) ------------ $ 2,738,842 ============ $ 2,586,073 (47,390) ------------ $ 2,538,683 ============	$ (16,232) (729) ----------- $ (16,961) =========== $ (18,504) (479) ----------- $ (18,983) ===========	$ 2,794,812 (72,931) ------------ $ 2,721,881 ============ $ 2,567,569 (47,869) ------------ $ 2,519,700 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001:
SERIES 11	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2001 Net Loss Balance at June 30, 2001 Balance at March 31, 2002 Net Loss Balance at June 30, 2002	$ 3,756,773 (28,508) ------------ $ 3,728,265 ============ $ 3,549,631 (50,815) ------------ $ 3,498,816 ============	$ (8,508) (288) ----------- $ (8,796) =========== $ (10,600) (513) ----------- $ (11,113) ===========	$ 3,748,265 (28,796) ----------- $ 3,719,469 ============ $ 3,539,031 (51,328) ----------- $ 3,487,703 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001:
TOTAL SERIES 7 - 11	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2001 Net Loss Balance at June 30, 2001 Balance at March 31, 2002 Net Loss Balance at June 30, 2002	$12,208,612 (413,808) ----------- $11,794,804 ============ $10,624,541 (290,316) ----------- $10,334,225 ============	$ (203,863) (4,179) ----------- $ (208,042) =========== $ (219,863) (2,933) ----------- $ (222,796) ===========	$12,004,749 (417,987) ----------- $11,586,762 ============ $10,404,678 (293,249) ----------- $10,111,429 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
SERIES 7 --------	2002 ----	2001 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss to Net
  Cash Used in Operating Activities:
   Amortization
   Accreted Interest Income on Investments
   in Securities
   Equity in Losses of Project Partnerships
   Changes in Operating Assets and    Liabilities:
    Increase in Payable to General Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
 Distributions Received from Project
 Partnerships

     Net Cash Provided by Investing
     Activities

Increase (Decrease) in Cash and Cash
Equivalents

Cash and Cash Equivalents at Beginning of
Period

Cash and Cash Equivalents at End of Period

	$ (58,085) 1,671 (6,319) 30,696 16,455 ---------- (15,582) ---------- 14,608 ---------- 14,608 ---------- (974) 384,626 ---------- $ 383,652 ===========	$ (104,287) 1,606 (6,830) 80,711 21,597 ---------- (7,203) ---------- 8,570 ---------- 8,570 ---------- 1,367 353,838 ---------- $ 355,205 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
SERIES 8 --------	2002 ----	2001 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss to Net
  Cash Used In Operating Activities:
   Amortization
   Accreted Interest Income on Investments
   in Securities
   Equity in Losses of Project Partnership
   Changes in Operating Assets and    Liabilities:
    Increase in Payable to General Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
 Distributions Received from Project
 Partnerships

Net Cash Provided by Investing
     Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of
Period

Cash and Cash Equivalents at End of Period

	$ (54,806) 1,185 (5,650) 25,145 16,965 ---------- (17,161) ---------- 10,257 ---------- 10,257 ---------- (6,904) 456,356 ---------- $ 449,452 ===========	$ (123,048) 1,847 (6,104) 97,485 22,411 ---------- (7,409) ---------- 6,537 ---------- 6,537 ---------- (872) 447,343 ---------- $ 446,471 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
SERIES 9 --------	2002 ----	2001 ----

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
  Partnerships

     Net Cash Provided by Investing
     Activities

Increase (Decrease) in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of
Period

Cash and Cash Equivalents at End of Period

	$ (81,161) 814 (3,451) 64,954 9,278 ---------- (9,566) ---------- 5,846 ---------- 5,846 ---------- (3,720) 251,331 ---------- $ 247,611 ===========	$ (88,925) 1,138 (3,708) 74,759 12,395 ---------- (4,341) ---------- 6,348 ---------- 6,348 ---------- 2,007 232,688 ---------- $ 234,695 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
SERIES 10 --------	2002 ----	2001 ----

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
  Partnerships

     Net Cash Provided by Investing
     Activities

Increase (Decrease) in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of
Period

Cash and Cash Equivalents at End of Period

	$ (47,869) 1,203 (3,299) 37,586 6,039 ---------- (6,340) ---------- 4,489 ---------- 4,489 ---------- (1,851) 252,149 ---------- $ 250,298 ===========	$ (72,931) 1,405 (3,477) 64,623 8,066 ---------- (2,314) ---------- 4,149 ---------- 4,149 ---------- 1,835 236,522 ---------- $ 238,357 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
SERIES 11 --------	2002 ----	2001 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss to Net
  Cash Used in Operating Activities:
   Amortization
   Accreted Interest Income on Investments
   in Securities
   Equity in Losses of Project Partnerships
   Changes in Operating Assets and    Liabilities:
    Increase in Payable to General Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
   Distributions Received from Project
   Partnerships

     Net Cash Provided by Investing
     Activities

Increase (Decrease) in Cash and Cash
Equivalents

Cash and Cash Equivalents at Beginning of
Period

Cash and Cash Equivalents at End of Period

	$ (51,328) 2,074 (3,945) 42,941 3,696 ---------- (6,562) ---------- 5,282 ---------- 5,282 ---------- (1,280) 266,059 ---------- $ 264,779 ===========	$ (28,796) 2,073 (4,131) 22,630 6,658 ---------- (1,566) ---------- 10,051 ---------- 10,051 ---------- 8,485 244,339 ---------- $ 252,824 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
TOTAL SERIES 7 - 11 -------------------	2002 ----	2001 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss to Net
  Cash Used in Operating Activities:
   Amortization
   Accreted Interest Income on Investments
   in Securities
   Equity in Losses of Project Partnerships
   Changes in Operating Assets and    Liabilities:
    Increase in Payable to General Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
   Distributions Received from Project
   Partnerships

     Net Cash Provided by Investing
     Activities

Increase (Decrease) in Cash and Cash
Equivalents

Cash and Cash Equivalents at Beginning of
Period

Cash and Cash Equivalents at End of Period

	$ (293,249) 6,947 (22,664) 201,322 52,433 ---------- (55,211) ---------- 40,482 ---------- 40,482 ---------- (14,729) 1,610,521 ---------- $1,595,792 ===========	$ (417,987) 8,069 (24,250) 340,208 71,127 ---------- (22,833) ---------- 35,655 ---------- 35,655 ---------- 12,822 1,514,730 ---------- $1,527,552 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2002

NOTE 1 - ORGANIZATION:

   Gateway Tax Credit Fund III Ltd. ("Gateway"), a Florida Limited Partnership, was formed October 17, 1991 under the laws of Florida. Gateway offered its limited partnership interests in Series. The first Series for Gateway is Series 7. Operations commenced on July 16, 1992 for Series 7, January 4, 1993 for Series 8, September 30, 1993 for Series 9, January 21, 1994 for Series 10 and April 29, 1994 for Series 11. Each Series invests, as a limited partner, in other limited partnerships ("Project Partnerships"), each of which owns and operates apartment complexes eligible for Low-Income Housing Tax Credits ("Tax Credits"), provided for in Section 42 of the Internal Revenue Code of 1986. Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the Limited Partnership Agreement. As of June 30, 2002, Gateway had received capital contributions of $1,000 from the General Partners and $36,799,000 from the investor Limited Partners.

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

Basis of Preparation

   The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-K for the year ended March 31, 2002. In the opinion of management these financial statements include adjustments, consisting only of normal recurring adjustments, necessary to fairly summarize the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

NOTE 3 - INVESTMENT IN SECURITIES:

   The June 30, 2002 Balance Sheet includes Investment in Securities consisting of U.S. Treasury Security Strips which represents their cost, plus accreted interest income of $179,967 for Series 7, $157,893 for Series 8, $93,481 for Series 9, $84,437 for Series
10 and $97,603 for Series 11.

	Estimated Market Value ----------------	Cost Plus Accreted Interest ----------------	Gross Unrealized Gains and (Losses) ----------------
Series 7	$ 396,597	$ 356,079	$ 40,518
Series 8	371,439	337,255	34,184
Series 9	247,369	228,368	19,001
Series 10	214,695	192,936	21,759
Series 11	247,334	216,795	30,539

   As of June 30, 2002, the cost and accreted interest of debt securities by contractual maturities is as follows:
	Series 7 --------	Series 8 --------	Series 9 --------
Due within 1 year	$ 61,511	$ 56,795	$ 33,809
After 1 year through 5 years	237,854	225,180	132,136
After 5 years through 10 years	56,714	55,280	62,423
	---------	---------	---------
Total Amount Carried on Balance Sheet	$ 356,079 =========	$ 337,255 =========	$ 228,368 =========

	Series 10 --------	Series 11 --------	Total --------
Due within 1 year	$ 26,095	$ 28,778	$ 206,988
After 1 year through 5 years	97,529	111,420	804,119
After 5 years through 10 years	69,312	76,597	320,326
	---------	---------	---------
Total Amount Carried on Balance Sheet	$ 192,936 =========	$ 216,795 =========	$1,331,433 ==========

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

   For the three months ended June 30 2002 and 2001 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

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

                           2002             2001
                          -----             -----
  Series 7              $ 21,849         $ 21,921
  Series 8                22,758           22,841
  Series 9                12,507           12,545
  Series 10                8,529            8,553
  Series 11                7,192            7,272
                        --------         --------
  Total                 $ 72,835         $ 73,132
                        ========          ========

   General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statement of Operations.

  Series 7             $   7,867        $   4,701
  Series 8                 8,674            5,183
  Series 9                 4,841            2,893
  Series 10                3,026            1,808
  Series 11                2,421            1,446
                        --------         --------
  Total                 $ 26,829         $ 16,031
                        ========         ========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of June 30, 2002, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 39 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
SERIES 7	JUNE 30, 2002 -------------	MARCH 31, 2002 ----------

Capital Contributions to Project Partner- ships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:

 Acquisition fees and expenses

 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 7,732,089 (6,755,821) (204,841) ----------- 771,427 793,335 (174,890) ----------- $ 1,389,872 ============	$ 7,732,089 (6,725,125) (190,234) ----------- 816,730 793,335 (173,218) ----------- $ 1,436,847 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $2,039,537 for the period ended June 30, 2002 and cumulative suspended losses of $1,932,905 for the year ended March 31, 2002 are not included.

   As of June 30, 2002, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 43 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
SERIES 8	JUNE 30, 2002 ------------	MARCH 31, 2002 -----------

Capital Contributions to Project Partner- ships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:

 Acquisition fees and expenses

 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 7,586,105 (7,246,242) (162,385) ----------- 177,478 549,773 (109,269) ----------- $ 617,982 ===========	$ 7,586,105 (7,221,095) (152,130) ----------- 212,880 549,773 (108,084) ----------- $ 654,569 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $2,380,080 for the period ended June 30, 2002 and cumulative suspended losses of $2,199,653 for the year ended March 31, 2002 are not included.

   As of June 30, 2002, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 24 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
SERIES 9	JUNE 30, 2002 ------------	MARCH 31, 2002 -----------

Capital Contributions to Project Partner- ships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:

 Acquisition fees and expenses

 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 4,914,116 (3,555,581) (116,516) ----------- 1,242,019 244,087 (51,275) ----------- $ 1,434,831 ============	$ 4,914,116 (3,490,627) (110,670) ----------- 1,312,819 244,087 (50,462) ----------- $ 1,506,444 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $647,678 for the period ended June 30, 2002 and cumulative suspended losses of $579,368 for the year ended March 31, 2002 are not included.

   As of June 30, 2002, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 15 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
SERIES 10	JUNE 30, 2002 --------------	MARCH 31, 2002 -----------

Capital Contributions to Project Partner-
ships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:

 Acquisition fees and expenses

 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 3,914,672 (1,733,955) (141,733) ----------- 2,038,984 196,738 (46,274) ----------- $ 2,189,448 ============	$ 3,914,672 (1,696,369) (137,244) ----------- 2,081,059 196,738 (45,069) ----------- $ 2,232,728 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $73,789 for the period ended June 30, 2002 and cumulative suspended losses of $60,069 for the year ended March 31, 2002 are not included.

   As of June 30, 2002, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 12 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
SERIES 11	JUNE 30, 2002 -------------	MARCH 31, 2002 -----------

Capital Contributions to Project Partner-
ships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:

 Acquisition fees and expenses

 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 4,128,042 (1,166,471) (128,933) ----------- 2,832,638 290,335 (61,712) ----------- $ 3,061,261 ============	$ 4,128,042 (1,123,530) (123,651) ----------- 2,880,861 290,335 (59,636) ----------- $ 3,111,560 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $0 for the period
June 30, 2002 and cumulative suspended losses of $0 for the year ended March 31, 2002 are not included.

   The following is a summary of Investments in Project Partnerships as of:
TOTAL SERIES 7 - 11	JUNE 30, 2002 -------------	MARCH 31, 2002 -----------

Capital Contributions to Project Partner- ships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:

 Acquisition fees and expenses

 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 28,275,024 (20,458,070) (754,408) ------------ 7,062,546 2,074,268 (443,420) ------------ $ 8,693,394 ============	$ 28,275,024 (20,256,746) (713,929) ------------ 7,304,349 2,074,268 (436,469) ------------ $ 8,942,148 ============

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31, of each year:
SERIES 7	2002 ----	2001 ----

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 3,480,194
32,105,399
10,923
------------
$35,596,516
============

$   783,119
36,330,807
------------
37,113,926
------------

(1,350,475)
(166,935)
------------
(1,517,410)
------------
$35,596,516
============

$ 1,165,826
------------
730,062
209,988
364,491
------------
1,304,541
------------
$  (138,715)
============
$    (1,387)
============
$  (137,328)
106,632
------------
$   (30,696)
============

$ 3,386,602
33,425,584
9,765
------------
$36,821,951
============

$   785,003
36,457,535
------------
37,242,538
------------

(306,205)
(114,382)
------------
(420,587)
------------
$36,821,951
============

$ 1,143,420
------------
726,687
207,781
366,647
------------
1,301,115
------------
$  (157,695)
============
$    (1,577)
============
$  (156,118)
75,407
------------
$   (80,711)
============

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31, of each year:
SERIES 8	2002 ----	2001 ----

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 3,155,375
33,867,183
25,626
------------
$37,048,184
============

$ 1,197,056
38,315,190
------------
39,512,246
------------

(1,996,331)
(467,731)
------------
(2,464,062)
------------
$37,048,184
============

$ 1,102,475
------------
705,783
222,486
382,891
------------
1,311,160
------------
$  (208,685)
============
$    (3,113)
============
$  (205,572)
180,427
------------
$   (25,145)
============

$ 2,943,506
35,297,730
27,518
------------
$38,268,754
============

$ 1,144,763
38,469,955
------------
39,614,718
------------

(925,324)
(420,640)
------------
(1,345,964)
------------
$38,268,754
============

$ 1,088,785
------------
729,335
225,187
394,506
------------
1,349,028
------------
$  (260,243)
============
$    (3,971)
============
$  (256,272)
158,787
------------
$   (97,485)
============

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31, of each year:
SERIES 9	2002 ----	2001 ----

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 1,764,946
19,238,739
5,942
------------
$21,009,627
============

$   334,681
20,315,565
------------
20,650,246
------------

566,152
(206,771)
------------
359,381
------------
$21,009,627
============

$   552,175
------------
364,095
117,516
205,174
------------
686,785
------------
$  (134,610)
============
$    (1,346)
============
$  (133,264)
68,310
------------
$   (64,954)
============

$ 1,750,167
19,986,688
7,032
------------
$21,743,887
============

$   308,263
20,373,321
------------
20,681,584
------------

1,237,913
(175,610)
------------
1,062,303
------------
$21,743,887
============

$   561,824
------------
370,540
117,100
208,167
------------
695,807
------------
$  (133,983)
============
$    (1,340)
============
$  (132,643)
57,884
------------
$   (74,759)
============

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31, of each year:
SERIES 10	2002 ----	2001 ----

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 1,492,019
13,768,797
2,738
------------
$15,263,554
============

$   239,184
13,284,180
------------
13,523,364
------------

1,980,812
(240,622)
------------
1,740,190
------------
$15,263,554
============

$   382,484
------------
249,781
65,147
119,593
------------
434,521
------------
$   (52,037)
============
$      (732)
============
$   (51,305)
13,719
------------
$   (37,586)
============

$ 1,411,007
14,202,812
3,792
------------
$15,617,611
============

$   284,832
13,323,414
------------
13,608,246
------------

2,218,377
(209,012)
------------
2,009,365
------------
$15,617,611
============

$   366,173
------------
242,340
65,347
124,151
------------
431,838
------------
$   (65,665)
============
$    (1,042)
============
$   (64,623)
0
------------
$   (64,623)
============

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31, of each year:
SERIES 11	2002 ----	2001 ----

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 1,219,687
12,008,626
56,436
------------
$13,284,749
============

$   244,181
10,349,141
------------
10,593,322
------------

2,847,245
(155,818)
------------
2,691,427
------------
$13,284,749
============

$   398,579
------------
248,244
61,609
130,864
------------
440,717
------------
$   (42,138)
============
$       803
============
$   (42,941)
0
------------
$   (42,941)
============

$ 1,307,008
12,484,617
12,136
------------
$13,803,761
============

$   299,685
10,514,017
------------
10,813,702
------------

3,076,363
(86,304)
------------
2,990,059
------------
$13,803,761
============

$   408,576
------------
242,597
61,514
129,224
------------
433,335
------------
$   (24,759)
============
$    (2,129)
============
$   (22,630)
0
------------
$   (22,630)
============

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31, of each year:
TOTAL SERIES 7 - 11	2002 ----	2001 ----

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 11,112,221
110,988,744
101,665
------------
$122,202,630
============

$  2,798,221
118,594,883
------------
121,393,104
------------

2,047,403
(1,237,877)
------------
809,526
------------
$122,202,630
============

$  3,601,539
------------
2,297,965
676,746
1,203,013
------------
4,177,724
------------
$   (576,185)
============
$     (5,776)
============
$   (570,409)
369,088
------------
$   (201,321)
============

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

   As disclosed on the statement of operations for each Series, except as described below, interest income is comparable for the three months ended June 30, 2002 and June 30, 2001. The General and Administrative expenses - General Partner and General and Administrative expenses - Other for the three months ended June 30, 2002 are comparable to June 30, 2001. There were no unusual variations in the operating results between these two periods.

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

   Series 7 - Gateway closed this series on October 16, 1992 after receiving $10,395,000 from 635 Limited Partner investors. Equity in Losses of Project Partnerships for the three months ended June 30, 2002 decreased from $80,711 for the three months ended June 30, 2001 to $30,696 as a result of an increase in suspended losses. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

   At June 30, 2002, the Series had $383,652 of short-term investments (Cash and Cash Equivalents). It also had $356,079 in Zero Coupon Treasuries with annual maturities providing $64,000 in fiscal year 2003 increasing to $86,000 in fiscal year 2008. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $58,085 for the three months ended June 30, 2002. However, after adjusting for Equity in Losses of Project Partnerships of $30,696 and the changes in operating assets and liabilities, net cash used in operating activities was $15,582. Cash provided by investing activities totaled $14,608, consisting of cash distributions from the Project Partnerships.

   Series 8 - Gateway closed this Series on September 28, 1993 after receiving $9,980,000 from 664 Limited Partner investors. Equity in Losses of Project Partnerships for the three months ended June 30, 2002 decreased from $97,485 for the three months ended June 30, 2001 to $25,145 as a result of an increase in suspended losses. At June 30, 2002, the Series had $449,452 of short-term investments (Cash and Cash Equivalents). It also had $337,255 in Zero Coupon Treasuries with annual maturities providing $59,000 in fiscal year 2003 increasing to $82,000 in fiscal year 2008. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $54,806 for the three months ended June 30, 2002. However, after adjusting for Equity in Losses of Project Partnerships of $25,145 and the changes in operating assets and liabilities, net cash used in operating activities was $17,161. Cash provided by investing activities totaled $10,257, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

   Series 9 - Gateway closed this Series on December 31, 1993 after receiving $6,254,000 from 406 Limited Partner investors. Equity in Losses of Project Partnerships for the three months ended June 30, 2002 decreased from $74,759 for the three months ended June 30, 2001 to $64,954 as a result of an increase in suspended losses. At June 30, 2002, the Series had $247,611 of short-term investments (Cash and Cash Equivalents). It also had $228,368 in Zero Coupon Treasuries with annual maturities providing $35,000 in fiscal year 2003 increasing to $47,000 in fiscal year 2009. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $81,161 for the three months ended June 30, 2002. However, after adjusting for Equity in Losses of Project Partnerships of $64,954 and the changes in operating assets and liabilities, net cash used in operating activities was $9,566. Cash provided by investing activities totaled $5,846, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

   Series 10 - Gateway closed this Series on January 21, 1994 after receiving $5,043,000 from 325 Limited Partner investors. Equity in Losses of Project Partnerships for the three months ended June 30, 2002 decreased from $64,623 for the three months ended June 30, 2001 to $37,586 as a result of an increase in suspended losses. At June 30, 2002, the Series had $250,298 of short-term investments (Cash and Cash Equivalents). It also had $192,936 in Zero Coupon Treasuries with annual maturities providing $27,000 in fiscal year 2003 increasing to $40,000 in fiscal year 2010. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $47,869 for the three months ended June 30, 2002. However, after adjusting for Equity in Losses of Project Partnerships of $37,586 and the changes in operating assets and liabilities, net cash used in operating activities was $6,340. Cash provided by investing activities totaled $4,489, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

   Series 11 - Gateway closed this Series on April 29, 1994 after receiving $5,127,000 from 330 Limited investors. Equity in Losses of Project Partnerships for the three months ended June 30, 2002 increased from $22,630 for the three months ended June 30, 2001 to $42,941 as a result of a decrease in rental revenue. At June 30, 2002, the Series had $264,779 of short-term investments (Cash and Cash Equivalents). It also had $216,795 in Zero Coupon Treasuries with annual maturities providing $30,000 in fiscal year 2003 increasing to $44,000 in fiscal year 2010. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $51,328 for the three months ended June 30, 2002. However, after adjusting for Equity in Losses of Project Partnerships of $42,941 and the changes in operating assets and liabilities, net cash used in operating activities was $6,562. Cash provided by investing activities totaled $5,282, consisting of cash distributions from Project Partnerships. There were no unusual events or trends to describe.

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

                               GATEWAY TAX CREDIT FUND III LTD.
                               (A Florida Limited Partnership)
                               By:  Raymond James Tax Credit Funds, Inc.

Date:    8/29/2002             By:/s/ Ronald M. Diner
                               Ronald M. Diner
                               President

Date:    8/29/2002             By:/s/ Sandra L. Furey
                               Sandra L. Furey
                               Secretary and Treasurer