Form 10-Q
period 2002-09-30
GATEWAY TAX CREDIT FUND III LTD
filed 2002-12-02
CIK 881716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For The Quarterly Period Ended              SEPTEMBER 30, 2002

Commission File Number                          0-21762

                            Gateway Tax Credit Fund III Ltd.
                 (Exact name of Registrant as specified in its charter)

         Florida                                            59-3090386
(State or other jurisdiction of                      (I.R.S. Employer No.)
 incorporation or organization)

     880 Carillon Parkway,      St. Petersburg,       Florida          33716
(Address of principal executive offices)                            (Zip Code)

Registrant's Telephone Number, Including Area Code:         (727) 567-1000

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
Title of Each Class                                  September 30, 2002
Units of Limited Partnership
Interest: $1,000 per unit                                   33,799

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II, 2001 Form 10-K, filed with the
Securities and Exchange Commission on July 9, 2002
Parts III and IV - Form S-11 Registration Statement
and all amendments and supplements thereto
File No. 33-44238

PART I - Financial Information
Item 1.  Financial Statements

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS

SERIES 7	SEPTEMBER 30, 2002 ------- (Unaudited)	MARCH 31, 2002 ------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at September 30, 2002 and March 31, 2002)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$   353,098
62,570
-----------
415,668

299,942
1,344,844
-----------
$ 2,060,454
===========

$    87,716
-----------
87,716
-----------

401,264
-----------

1,647,037
(75,563)
-----------
1,571,474
-----------
$ 2,060,454
===========

$   384,626
60,470
-----------
445,096

289,290
1,436,847
-----------
$ 2,171,233
===========

$    68,252
-----------
68,252
-----------

396,917
-----------

1,780,281
(74,217)
-----------
1,706,064
-----------
$ 2,171,233
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS

SERIES 8	SEPTEMBER 30, 2002 ------- (Unaudited)	MARCH 31, 2002 ------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at September 30, 2002 and March 31, 2002)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

 $   429,162
57,717
-----------
486,879

285,283
584,189
-----------
$ 1,356,351
===========

$    81,975
-----------
81,975
-----------

477,016
-----------

877,012
(79,652)
-----------
797,360
-----------
$ 1,356,351
===========

 $   456,356
55,888
-----------
512,244

275,718
654,569
-----------
$ 1,442,531
===========

$    60,485
-----------
60,485
-----------

458,902
-----------

1,001,538
(78,394)
-----------
923,144
-----------
$ 1,442,531
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS

SERIES 9	SEPTEMBER 30, 2002 ------- (Unaudited)	MARCH 31, 2002 ------- (Audited)

SSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

    Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at September 30, 2002 and March 31, 2002)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$   246,024
34,301
-----------
280,325

197,571
1,354,701
-----------
$ 1,832,597
===========

$    46,616
-----------
46,616
-----------

298,218
-----------

1,527,722
(39,959)
-----------
1,487,763
-----------
$ 1,832,597
===========

$   251,331
33,325
------------
284,656

191,591
1,506,444
-----------
$ 1,982,691
===========

$    34,316
-----------
34,316
-----------

279,505
-----------

1,707,018
(38,148)
-----------
1,668,870
-----------
$ 1,982,691
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS

SERIES 10	SEPTEMBER 30, 2002 ------- (Unaudited)	MARCH 31, 2002 ------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY

Current Liabilities:
 Payable to General Partners

    Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at September 30, 2002 and March 31, 2002)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$   236,670
26,534
-----------
263,204

169,793
2,150,229
-----------
$ 2,583,226
===========

$    41,959
-----------
41,959
-----------

72,359
-----------

2,488,399
(19,491)
-----------
2,468,908
-----------
$ 2,583,226
===========

 $   252,149
25,668
-----------
277,817

163,967
2,232,728
-----------
$ 2,674,512
===========

$    34,582
-----------
34,582
-----------

72,361
-----------

2,586,073
(18,504)
-----------
2,567,569
-----------
$ 2,674,512
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS

SERIES 11	SEPTEMBER 30, 2002 ------- (Unaudited)	MARCH 31, 2002 ------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at September 30, 2002 and March 31, 2002)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$   294,392
29,294
-----------
323,686

191,520
3,029,627
-----------
$ 3,544,833
===========

$    39,010
-----------
39,010
-----------

57,832
-----------

3,459,501
(11,510)
-----------
3,447,991
-----------
$ 3,544,833
===========

$   266,059
28,271
-----------
294,330

184,577
3,111,560
-----------
$ 3,590,467
===========

$    34,342
-----------
34,342
-----------

7,094
-----------

3,549,611
(10,600)
-----------
3,539,031
-----------
$ 3,590,467
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS

TOTAL SERIES 7 - 11	SEPTEMBER 30, 2002 ------- (Unaudited)	MARCH 31, 2002 ------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at September 30, 2002 and March 31, 2002)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$ 1,559,346
210,416
-----------
1,769,762

1,144,109
8,463,590
-----------
$11,377,461
===========

$   297,276
-----------
297,276
-----------

1,306,689
-----------

9,999,672
(226,176)
-----------
9,773,496
-----------
$11,377,461
===========

$ 1,610,521
203,622
-----------
1,814,143

1,105,143
8,942,148
-----------
$11,861,434
===========

$   231,977
-----------
231,977
-----------

1,224,779
-----------

10,624,541
(219,863)
-----------
10,404,678
-----------
$11,861,434
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(Unaudited)

SERIES 7	2002	2001

Revenues:
 Interest Income

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership Units
Number of Limited Partnership Units Outstanding

$     7,434
----------

21,849

11,980
7,505
1,671
----------
43,005
----------

(35,571)
(40,934)
----------
$   (76,505)
==========

$   (75,740)
(765)
----------
$   (76,505)
===========

$     (7.29)
===========
10,395
===========

$     9,588
----------

21,920

6,153
4,549
9,756
----------
42,378
----------

(32,790)
(82,028)
----------
$  (114,818)
==========

$  (113,670)
(1,148)
-----------
$  (114,818)
===========

$    (10.94)
===========
10,395
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(Unaudited)

SERIES 8	2002	2001

Revenues:
 Interest Income

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership Units
Number of Limited Partnership Units Outstanding

$     6,956
-----------

22,758

13,231
8,152
1,185
-----------
45,326
-----------

(38,370)
(32,608)
-----------
$   (70,978)
===========

$   (70,268)
(710)
-----------
$   (70,978)
===========

$     (7.04)
===========
9,980
===========

$    9,489
----------

22,841

6,784
4,892
1,847
----------
36,364
----------

(26,875)
(89,689)
----------
$ (116,564)
==========

$ (115,398)
(1,166)
----------
$ (116,564)
==========

$   (11.56)
==========
9,980
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(Unaudited)

SERIES 9	2002	2001

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
-----------

12,507

7,385
4,841
814
-----------
25,547
-----------

(21,370)
(78,576)
-----------
$   (99,946)
===========

$   (98,947)
(999)
-----------
$   (99,946)
===========

$    (15.82)
===========
6,254
===========

$    5,500
-----------

12,544

3,786
2,867
1,138
-----------
20,335
-----------

(14,835)
(91,299)
-----------
$  (106,134)
===========

$  (105,073)
(1,061)
-----------
$  (106,134)
===========

$    (16.80)
===========
6,254
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(Unaudited)

SERIES 10	2002	2001

Revenues:
 Interest Income

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership Units
Number of Limited Partnership Units Outstanding

$    4,065
----------

8,529

4,615
3,194
1,203
----------
17,541
----------

(13,476)
(37,316)
----------
$  (50,792)
==========

$  (50,284)
(508)
----------
$  (50,792)
==========

$    (9.97)
==========
5,043
==========

$    5,332
----------

8,553

2,367
2,030
1,406
----------
14,356
----------

(9,024)
(58,277)
----------
$  (67,301)
==========

$  (66,628)
(673)
----------
$  (67,301)
==========

$   (13.21)
==========
5,043
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(Unaudited)

SERIES 11	2002	2001

Revenues:
 Interest Income

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses Of Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership Units
Number of Limited Partnership Units Outstanding

$    4,721
---------

7,192

3,692
2,825
2,074
----------
15,783
----------

(11,062)
(28,650)
----------
$  (39,712)
==========

$  (39,315)
(397)
----------
$  (39,712)
==========

$    (7.67)
==========
5,127
==========

$   6,078
---------

7,271

1,893
1,849
2,074
---------
13,087
---------

(7,009)
(60,994)
---------
$  (68,003)
==========

$  (67,323)
(680)
----------
$  (68,003)
==========

$   (13.13)
==========
5,127
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(Unaudited)

TOTAL SERIES 7 - 11	2002	2001

Revenues:
 Interest Income

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

	$ 27,353 ---------- 72,835 40,903 26,517 6,947 ---------- 147,202 ---------- (119,849) (218,084) ---------- $ (337,933) ========== $ (334,555) (3,378) --------- $ (337,933) =========	$ 35,987 ---------- 73,129 20,983 16,187 16,221 ---------- 126,520 ---------- (90,533) (382,287) ---------- $ (472,820) ========== $ (468,091) (4,729) --------- $ (472,820) =========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30,
(Unaudited)

SERIES 7	2002	2001

Revenues:
 Interest Income

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership Units

Number of Limited Partnership Units Outstanding

$   14,885
----------

43,698

19,847
10,958
3,342
----------
77,845
----------

(62,960)
(71,630)
----------
$ (134,590)
==========

$ (133,244)
(1,346)
----------
$ (134,590)
==========

$   (12.82)
==========
10,395
==========

$   19,919
----------

43,841

10,854
10,228
11,362
----------
76,285
----------

(56,366)
(162,739)
----------
$ (219,105)
==========

$ (216,914)
(2,191)
----------
$ (219,105)
==========

$   (20.87)
==========
10,395
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30,
(Unaudited)

SERIES 8	2002	2001

Revenues:
 Interest Income

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership Units
Number of Limited Partnership Units Outstanding

$   13,922
----------

45,516

21,905
12,162
2,370
----------
81,953
----------

(68,031)
(57,753)
----------
$ (125,784)
==========

$ (124,526)
(1,258)
----------
$ (125,784)
==========

$   (12.48)
==========
9,980
==========

$   19,992
----------

45,682

11,967
11,087
3,694
----------
72,430
----------

(52,438)
(187,174)
----------
$ (239,612)
==========

$ (237,216)
(2,396)
----------
$ (239,612)
==========

$   (23.77)
==========
9,980
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30,
(Unaudited)

SERIES 9	2002	2001

Revenues:
 Interest Income

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership Units
Number of Limited Partnership Units Outstanding

$    8,354
----------

25,014

12,226
7,063
1,628
----------
45,931
----------

(37,577)
(143,350)
----------
$ (181,107)
==========

$ (179,296)
(1,811)
----------
$ (181,107)
==========

$   (28.67)
==========
6,254
==========

$   11,512
----------

25,089

6,679
6,469
2,276
----------
40,513
----------

(29,001)
(166,058)
----------
$ (195,059)
==========

$ (193,108)
(1,951)
----------
$ (195,059)
==========

$   (30.88)
==========
6,254
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30,
(Unaudited)

SERIES 10	2002	2001

Revenues:
 Interest Income

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership Units
Number of Limited Partnership Units Outstanding

$    8,092
----------

17,058

7,641
4,746
2,406
----------
31,851
----------

(23,759)
(74,902)
----------
$  (98,661)
==========

$  (97,674)
(987)
----------

$  (98,661)
==========
$   (19.37)
==========
5,043
==========

$   11,146
----------

17,106

4,175
4,386
2,811
----------
28,478
----------

(17,332)
(122,900)
----------
$ (140,232)
==========

$ (138,830)
(1,402)
----------

$ (140,232)
==========
$   (27.53)
==========
5,043
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30,
(Unaudited)

SERIES 11	2002	2001

Revenues:
 Interest Income

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership Units
Number of Limited Partnership Units Outstanding

$    9,435
----------

14,384

6,113
4,239
4,148
----------
28,884
----------

(19,449)
(71,591)
----------
$  (91,040)
==========

$  (90,130)
(910)
----------
$  (91,040)
==========

$   (17.58)
==========
5,127
==========

$   12,660
----------

14,543

3,339
3,806
4,147
----------
25,835
----------

(13,175)
(83,624)
----------
$  (96,799)
==========

$  (95,831)
(968)
----------
$  (96,799)
==========

$   (18.69)
==========
5,127
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30,
(Unaudited)

TOTAL SERIES 7 - 11	2002	2001

Revenues:
 Interest Income

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

	$ 54,688 --------- 145,670 67,732 39,168 13,894 ---------- 266,464 ---------- (211,776) (419,406) ---------- $ (631,182) ========== $ (624,869) (6,313) ---------- $ (631,182) ==========	$ 75,229 --------- 146,261 37,014 35,976 24,290 ---------- 243,541 ---------- (168,312) (722,495) ---------- $ (890,807) ========== $ (881,899) (8,908) ---------- $ (890,807) ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
SERIES 7	Limited Partners --------	General Partners --------	Total -----
Balance at March 31, 2001 Net Loss Balance at September 30, 2001 Balance at March 31, 2002 Net Loss Balance at September 30, 2002	$ 2,166,589 (216,914) ---------- $ 1,949,675 ========== $ 1,780,281 (133,244) ---------- $ 1,647,037 ==========	$ (70,315) (2,191) ---------- $ (72,506) ========== $ (74,217) (1,346) ---------- $ (75,563) ==========	$ 2,096,274 (219,105) ---------- $ 1,877,169 ========== $ 1,706,064 (134,590) ---------- $ 1,571,474 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
SERIES 8	Limited Partners --------	General Partners --------	Total -----
Balance at March 31, 2001 Net Loss Balance at September 30, 2001 Balance at March 31, 2002 Net Loss Balance at September 30, 2002	$ 1,363,645 (237,216) ----------- $ 1,126,429 ========== $ 1,001,538 (124,526) ----------- $ 877,012 ===========	$ (74,736) (2,396) ---------- $ (77,132) ========== $ (78,394) (1,258) ---------- $ (79,652) ==========	$ 1,288,909 (239,612) ----------- $ 1,049,297 =========== $ 923,144 (125,784) ----------- $ 797,360 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
SERIES 9	Limited Partners --------	General Partners --------	Total -----
Balance at March 31, 2001 Net Loss Balance at September 30, 2001 Balance at March 31, 2002 Net Loss Balance at September 30, 2002	$ 2,110,561 (193,108) ----------- $ 1,917,453 =========== $ 1,707,018 (179,296) ----------- $ 1,527,722 ===========	$ (34,072) (1,951) ---------- $ (36,023) ========== $ (38,148) (1,811) ---------- $ (39,959) ==========	$ 2,076,489 (195,059) ----------- $ 1,881,430 =========== $ 1,668,870 (181,107) ----------- $ 1,487,763 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
SERIES 10	Limited Partners --------	General Partners --------	Total -----
Balance at March 31, 2001 Net Loss Balance at September 30, 2001 Balance at March 31, 2002 Net Loss Balance at September 30, 2002	$ 2,811,044 (138,830) ----------- $ 2,672,214 =========== $ 2,586,073 (97,674) ----------- $ 2,488,399 ===========	$ (16,232) (1,402) ---------- $ (17,634) ========== $ (18,504) (987) ---------- $ (19,491) ==========	$ 2,794,812 (140,232) ----------- $ 2,654,580 =========== $ 2,567,569 (98,661) ----------- $ 2,468,908 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
SERIES 11	Limited Partners --------	General Partners --------	Total -----
Balance at March 31, 2001 Net Loss Balance at September 30, 2001 Balance at March 31, 2002 Net Loss Balance at September 30, 2002	$ 3,756,773 (95,831) ----------- $ 3,660,942 =========== $ 3,549,631 (90,130) ----------- $ 3,459,501 ===========	$ (8,508) (968) ---------- $ (9,476) ========== $ (10,600) (910) ---------- $ (11,510) ==========	$ 3,748,265 (96,799) ----------- $ 3,651,466 =========== $ 3,539,031 (91,040) ----------- $ 3,447,991 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
TOTAL SERIES 7 - 11	Limited Partners --------	General Partners --------	Total -----
Balance at March 31, 2001 Net Loss Balance at September 30, 2001 Balance at March 31, 2002 Net Loss Balance at September 30, 2002	$12,208,612 (881,899) ----------- $11,326,713 =========== $10,624,541 (624,869) ----------- $ 9,999,672 ============	$ (203,863) (8,908) ---------- $ (212,771) ========== $ (219,863) (6,313) ----------- $ (226,176) ===========	$12,004,749 (890,807) ---------- $11,113,942 =========== $10,404,678 (631,182) ----------- $ 9,773,496 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30,
(Unaudited)

SERIES 7 -------	2002	2001

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

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
  Distributions Received from Project   Partnerships

     Net Cash Provided by Investing Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$ (134,590) 3,342 (12,753) 71,630 23,812 ---------- (48,559) ---------- 17,031 ---------- 17,031 ---------- (31,528) 384,626 ---------- $ 353,098 ==========	$ (219,105) 11,362 (13,781) 162,739 (1,161) ---------- (59,946) ---------- 18,864 ---------- 18,864 ---------- (41,082) 353,838 ---------- $ 312,756 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30,
(Unaudited)

SERIES 8 -------	2002	2001

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

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
  Distributions Received from Project   Partnerships

     Net Cash Provided by Investing Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$ (125,784) 2,370 (11,396) 57,753 39,606 ---------- (37,451) ---------- 10,257 ---------- 10,257 ---------- (27,194) 456,356 ---------- $ 429,162 ==========	$ (239,612) 3,694 (12,312) 187,174 3,056 ---------- (58,000) ---------- 7,175 ---------- 7,175 ---------- (50,825) 447,343 ---------- $ 396,518 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30,
(Unaudited)

SERIES 9 -------	2002	2001

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

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
  Distributions Received from Project   Partnerships

     Net Cash Provided by Investing Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$ (181,107) 1,628 (6,955) 143,530 31,011 ---------- (11,893) ---------- 6,586 ---------- 6,586 ---------- (5,307) 251,331 ---------- $ 246,024 ==========	$ (195,059) 2,276 (7,471) 166,058 8,497 ---------- (25,699) ---------- 8,174 ---------- 8,174 ---------- (17,525) 232,688 ---------- $ 215,163 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30,
(Unaudited)

SERIES 10 -------	2002	2001

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

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
  Distributions Received from Project   Partnerships

     Net Cash Provided by Investing Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$ (98,661) 2,406 (6,692) 74,902 (7,377) ---------- (20,668) ---------- 5,189 ---------- 5,189 ---------- (15,479) 252,149 ---------- $ 236,670 ==========	$ (140,232) 2,811 (7,054) 122,900 (8,618) ---------- (30,193) ---------- 4,989 ---------- 4,989 ---------- (25,204) 236,522 ---------- $ 211,318 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30,
(Unaudited)

SERIES 11 -------	2002	2001

Cash Flows from Operating Activities:
 Net Loss
 Adjustments to Reconcile Net Loss to Net Cash  Provided by (Used in) Operating Activities:
 Amortization
 Accreted Interest Income on Investments in  Securities
 Equity in Losses of Project Partnerships
  Changes in Operating Assets and Liabilities:
   Increase (Decrease) in Payable to General    Partners

     Net Cash Provided by (Used in) Operating      Activities

Cash Flows from Investing Activities:
   Distributions Received from Project    Partnerships

     Net Cash Provided by Investing Activities

Increase (Decrease) in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$ (91,040) 4,148 (7,964) 71,591 (45,406) ---------- 22,141 ---------- 6,192 ---------- 6,192 ---------- 28,333 266,059 ---------- $ 294,392 ==========	$ (96,799) 4,147 (8,337) 83,624 (16,332) ---------- (33,697) ---------- 12,833 ---------- 12,833 ---------- (20,864) 244,339 ---------- $ 223,475 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30,
(Unaudited)

TOTAL SERIES 7 - 11 ------------------	2002	2001

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

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
  Distributions Received from Project   Partnerships

     Net Cash Provided by Investing Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$ (631,182) 13,894 (45,760) 419,406 147,212 ---------- (96,430) ---------- 45,255 ---------- 45,255 ---------- (51,175) 1,610,521 ---------- $ 1,559,346 ==========	$ (890,807) 24,290 (48,955) 722,495 (14,558) ---------- (207,535) ---------- 52,035 ---------- 52,035 ---------- (155,500) 1,514,730 ---------- $ 1,359,230 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2002

NOTE 1 - ORGANIZATION:

   Gateway Tax Credit Fund III Ltd. ("Gateway"), a Florida Limited Partnership, was formed October 17, 1991 under the laws of Florida. Gateway offered its limited partnership interests in Series. The first Series for Gateway is Series 7. Operations commenced on July 16, 1992 for Series 7, January 4, 1993 for Series 8, September 30, 1993 for Series 9, January 21, 1994 for Series 10 and April 29, 1994 for Series 11. Each Series invests, as a limited partner, in other limited partnerships ("Project Partnerships"), each of which owns and operates apartment complexes eligible for Low-Income Housing Tax Credits ("Tax Credits"), provided for in Section 42 of the Internal Revenue Code of 1986. Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the Limited Partnership Agreement. As of September 30, 2002, Gateway had received capital contributions of $1,000 from the General Partners and $36,799,000 from the investor Limited Partners.

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

NOTE 3 - INVESTMENT IN SECURITIES:

   The September 30, 2002 Balance Sheet includes Investment in Securities consisting of U.S. Treasury Security Strips which represents their cost, plus accreted interest income of $186,400 for Series 7, $163,638 for Series 8, $96,985 for Series 9, $87,828 for Series 10 and $101,622 for Series 11.

	Estimated Market Value ----------------	Cost Plus Accreted Interest -----------------	Gross Unrealized Gains and (Losses) ----------------
Series 7	$ 417,274	$ 362,512	$ 54,762
Series 8	390,942	343,000	47,942
Series 9	261,943	231,872	30,071
Series 10	228,857	196,327	32,530
Series 11	263,687	220,814	42,873

   As of September 30, 2002, the cost and accreted interest of debt securities by contractual maturities is as follows:
	Series 7 --------	Series 8 --------	Series 9 --------
Due within 1 year	$ 62,570	$ 57,717	$ 34,301
After 1 year through 5 years	242,163	229,024	134,153
After 5 years through 10 years	57,779	56,259	63,418
	--------	--------	--------
Total Amount Carried on Balance Sheet	$ 362,512 ========	$ 343,000 ========	$ 231,872 ========

	Series 10 --------	Series 11 --------	Total -------
Due within 1 year	$ 26,534	$ 29,294	$ 210,416
After 1 year through 5 years	99,228	113,468	818,036
After 5 years through 10 years	70,565	78,052	326,073
	--------	--------	---------
Total Amount Carried on Balance Sheet	$ 196,327 =========	$ 220,814 =========	$1,354,525 =========

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

   For the six months ended September 30, 2002 and 2001 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

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

                              2002              2001

  Series 7                 $ 43,698          $ 43,841
  Series 8                   45,516            45,682
  Series 9                   25,014            25,089
  Series 10                  17,058            17,106
  Series 11                  14,384            14,543
                           --------          --------
  Total                    $145,670          $146,261
                           ========          ========

   General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statement of Operations.

  Series 7                 $ 19,847          $ 10,854
  Series 8                   21,905            11,967
  Series 9                   12,226             6,679
  Series 10                   7,641             4,175
  Series 11                   6,113             3,339
                           --------          --------
  Total                    $ 67,732          $ 37,014
                           ========          ========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of September 30, 2002, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 39 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:

SERIES 7	SEPTEMBER 30, 2002 ------------	MARCH 31, 2002 ---------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the Underlying assets acquired:
  Acquisition fees and expenses
  Accumulated amortization of acquisition fees   and expenses

Investments in Project Partnerships

	$ 7,732,089 (6,796,755) (207,264) ----------- 728,070 793,335 (176,561) ----------- $ 1,344,844 ===========	$ 7,732,089 (6,725,125) (190,234) ----------- 816,730 793,335 (173,218) ----------- $ 1,436,847 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $2,116,332 for the period ended September 30, 2002 and cumulative suspended losses of $1,932,905 for the year ended March 31, 2002 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of September 30, 2002, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 43 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:

SERIES 8	SEPTEMBER 30, 2002 ---------	MARCH 31, 2002 ---------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
  Acquisition fees and expenses
  Accumulated amortization of acquisition fees   and expenses

Investments in Project Partnerships

	$ 7,586,105 (7,278,850) (162,385) ----------- 144,870 549,773 10,454) ----------- $ 584,189 ===========	$ 7,586,105 (7,221,095) (152,130) ----------- 212,880 549,773 (108,084) ------------ $ 654,569 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $2,588,729 for the period ended September 30, 2002 and cumulative suspended losses of $2,199,653 for the year ended March 31, 2002 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of September 30, 2002, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 24 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:

SERIES 9	SEPTEMBER 30, 2002 ----------	MARCH 31, 2002 ---------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
  Acquisition fees and expenses
  Accumulated amortization of acquisition fees   and expenses

Investments in Project Partnerships

	$ 4,914,116 (3,634,157) (117,256) ----------- 1,162,703 244,08780 (52,089) ----------- $ 1,354,701 ===========	$ 4,914,116 (3,490,627) 110,670) --------- 1,312,819 244,087 (50,462) ---------- $ 1,506,444 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $708,993 for the period ended September 30, 2002 and cumulative suspended losses of $579,368 for the year ended March 31, 2002 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of September 30, 2002, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 15 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:

SERIES 10	SEPTEMBER 30, 2002 -----------	MARCH 31, 2002 ---------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
  Acquisition fees and expenses
  Accumulated amortization of acquisition fees   and expenses

Investments in Project Partnerships

	$ 3,914,672 (1,771,271) (142,433) ----------- 2,000,968 96,738 (47,477) ----------- $ 2,150,229 ===========	$ 3,914,672 (1,696,369) (137,244) ---------- 2,081,059 196,738 (45,069) ----------- $ 2,232,728 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $85,243 for the period ended September 30, 2002 and cumulative suspended losses of $60,069 for the year ended March 31, 2002 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of September 30, 2002, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 12 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:

SERIES 11	SEPTEMBER 30, 2002 ---------	MARCH 31, 2002 --------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
  Acquisition fees and expenses
  Accumulated amortization of acquisition fees   and expenses

Investments in Project Partnerships

	$ 4,128,042 (1,195,121) (129,843) ----------- 2,803,078 290,335 (63,786) ----------- $ 3,029,627 ===========	$ 4,128,042 (1,123,530) (123,651) ----------- 2,880,861 290,335 (59,636) ----------- $ 3,111,560 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $0 for the period September 30, 2002 and cumulative suspended losses of $0 for the year ended March 31,
2002 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   The following is a summary of Investments in Project Partnerships as of:

TOTAL SERIES 7 - 11	SEPTEMBER 30, 2002 ----------	MARCH 31, 2002 --------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
  Acquisition fees and expenses
  Accumulated amortization of acquisition fees   and expenses

Investments in Project Partnerships

	$28,275,024 (20,676,154) (759,181) ----------- 6,839,689 2,074,268 (450,367) ----------- $ 8,463,590 ===========	$28,275,024 (20,256,746) (713,929) ----------- 7,304,349 2,074,268 (436,469) ----------- $ 8,942,148 ===========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

    In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30, of each year:

SERIES 7	2002	2001

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 3,582,763
31,740,908
12,687
-----------
$35,336,358
===========

$   641,879
36,330,807
-----------
36,972,686
-----------

(1,468,204)
(168,124)
-----------
(1,636,328)
-----------
$35,336,358
===========

$ 2,376,355
-----------
1,485,029
419,978
728,981
-----------
2,633,988
-----------
$  (257,633)
===========
$    (2,576)
===========
$  (255,057)
183,427
-----------
$   (71,630)
===========

$ 3,421,228
33,068,943
15,870
-----------
$36,506,041
===========

$   801,006
36,441,924
-----------
37,242,930
-----------

(618,907)
(117,982)
-----------
(736,889)
-----------
$36,506,041
===========

$ 2,164,487
-----------
1,490,601
415,562
733,294
-----------
2,639,457
-----------
$  (474,970)
===========
$    (4,750)
===========
$  (470,220)
307,481
-----------
$  (162,739)
===========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

    In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30, of each year:

SERIES 8	2002	2001

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 3,225,417
33,486,633
31,427
-----------
$36,743,477
===========

$ 1,140,370
38,315,191
-----------
39,455,561
-----------

(2,237,589)
(474,495)
-----------
(2,712,084)
-----------
$36,743,477
===========

$ 2,210,760
-----------
1,457,602
444,971
761,100
-----------
2,663,673
-----------
$  (452,913)
===========
$    (6,084)
===========
$  (446,829)
389,076
-----------
$   (57,753)
===========

$ 2,985,618
34,910,036
36,534
-----------
$37,932,188
===========

$ 1,098,271
38,447,298
-----------
39,545,569
-----------

(1,185,574)
(427,807)
-----------
(1,613,381)
-----------
$37,932,188
===========

$ 2,179,208
-----------
1,467,482
450,373
789,013
-----------
2,706,868
-----------
$  (527,660)
===========
$    (7,433)
===========
$  (520,227)
333,053
-----------
$  (187,174)
===========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

    In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30, of each year:

SERIES 9	2002	2001

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 1,735,651
19,033,647
9,391
-----------
$20,778,689
===========

$   245,047
20,315,565
-----------
20,560,612
-----------

426,261
(208,184)
-----------
218,077
-----------
$20,778,689
===========

$ 1,108,561
-----------
739,094
235,032
410,349
-----------
1,384,475
-----------
$  (275,914)
===========
$    (2,759)
===========
$  (273,155)
129,625
-----------
$  (143,530)
===========

$ 1,768,791
19,777,405
8,248
-----------
$21,554,444
===========

$   265,717
20,368,291
-----------
20,634,008
-----------

1,097,464
(177,028)
-----------
920,436
-----------
$21,554,444
===========

$ 1,095,455
-----------
720,771
234,201
416,334
-----------
1,371,306
-----------
$  (275,851)
===========
$    (2,759)
===========
$  (273,092)
107,034
-----------
$  (166,058)
===========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

    In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30, of each year:

SERIES 10	2002	2001

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 1,523,429
13,649,246
3,284
-----------
$15,175,959
===========

$   201,103
13,284,180
-----------
13,485,283
-----------

1,932,041
(241,365)
-----------
1,690,676
-----------
$15,175,959
===========

$   763,618
-----------
495,688
130,295
239,186
-----------
865,169
-----------
$  (101,551)
===========
$    (1,475)
===========
$  (100,076)
25,174
-----------
$   (74,902)
===========

$ 1,438,100
14,078,703
5,319
-----------
$15,522,122
===========

$   251,593
13,320,516
-----------
13,572,109
-----------

2,171,653
(221,640)
-----------
1,950,013
-----------
$15,522,122
===========

$   736,367
-----------
482,389
130,694
248,303
-----------
861,386
-----------
$  (125,019)
===========
$    (2,119)
===========
$  (122,900)
0
-----------
$  (122,900)
===========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

    In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30, of each year:

SERIES 11	2002	2001

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 1,243,773
11,877,762
56,311
-----------
$13,177,846
===========

$   164,776
10,349,141
-----------
10,513,917
-----------

2,818,595
(154,666)
-----------
2,663,929
-----------
$13,177,846
===========

$   807,573
-----------
492,262
123,220
261,727
-----------
877,209
-----------
$   (69,636)
===========
$     1,955
===========
$   (71,591)
0
-----------
$   (71,591)
===========

$ 1,307,536
12,367,376
12,378
-----------
$13,687,290
===========

$   260,662
10,508,107
-----------
10,768,769
-----------

3,015,367
(96,846)
-----------
2,918,521
-----------
$13,687,290
===========

$   734,370
-----------
449,577
123,027
258,062
-----------
830,666
-----------
$   (96,296)
===========
$   (12,672)
===========
$   (83,624)
0
-----------
   (83,624)
===========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

    In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30, of each year:

TOTAL SERIES 7 - 11	2002	2001

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 11,311,033
109,788,196
113,100
------------
$121,212,329
============

$  2,393,175
118,594,884
------------
120,988,059
------------

1,471,104
(1,246,834)
------------
224,270
------------
$121,212,329
============

$  7,266,867
------------
4,669,675
1,353,496
2,401,343
------------
8,424,514
------------
$ (1,157,647)
============
$    (10,939)
============
$ (1,146,708)
727,302
------------
$   (419,406)
============

$ 10,921,273
114,202,463
78,349
------------
$125,202,085
============

$  2,677,249
119,086,136
------------
121,763,385
------------

4,480,003
(1,041,303)
------------
3,438,700
------------
$125,202,085
============

$  6,909,887
------------
4,610,820
1,353,857
2,445,006
------------
8,409,683
------------
$ (1,499,796)
============
$    (29,733)
============
$ (1,470,063)
747,568
------------
$   (722,495)
============

Item 4. Controls and Procedures:

       Within 90 days prior to the filing of this report, under the supervision and with the participation of the Partnership's management, including the Partnership's chief executive and chief financial officers, an evaluation of the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rule 13a-14(c)under the Securities Exchange Act of 1934) was performed. Based on this evaluation, such officers have concluded that the Partnership's disclosure controls and procedures were effective as of the date of that evaluation in alerting them in a timely manner to material information relating to the Partnership required to be included in this report and the Partnership's other reports that it files or submits under the Securities Exchange Act of 1934. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, Liquidity and Capital Resources

   As disclosed on the statement of operations for each Series, except as described below, interest income is comparable for the six and three months ended September 30, 2002 and September 30, 2001. The General and Administrative expenses - General Partner and General and Administrative expenses - Other for the three and six months ended September 30, 2002 are comparable to September 30, 2001. There were no unusual variations in the operating results between these two periods.

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

   Series 7 - Gateway closed this series on October 16, 1992 after receiving $10,395,000 from 635 Limited Partner investors. Equity in Losses of Project Partnerships for the six months ended September 30, 2002 decreased from $162,739 for the six months ended September 30, 2001 to $71,630 as a result of an increase in rental revenue. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

   At September 30, 2002, the Series had $353,098 of short-term investments (Cash and Cash Equivalents). It also had $362,512 in Zero Coupon Treasuries with annual maturities providing $64,000 in fiscal year 2003 increasing to $86,000 in fiscal year 2008. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $134,590 for the six months ended September 30, 2002. However, after adjusting for Equity in Losses of Project Partnerships of $71,630 and the changes in operating assets and liabilities, net cash used in operating activities was $48,559. Cash provided by investing activities totaled $17,031 consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

   Series 8 - Gateway closed this Series on September 28, 1993 after receiving $9,980,000 from 664 Limited Partner investors. Equity in Losses of Project Partnerships for the six months ended September 30, 2002 decreased from $187,174 for the six months ended September 30, 2001 to $57,753 as a result of an increase in rental revenue.

   At September 30, 2002, the Series had $429,162 of short-term investments (Cash and Cash Equivalents). It also had $343,000 in Zero Coupon Treasuries with annual maturities providing $59,000 in fiscal year 2002 increasing to $82,000 in fiscal year 2008. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $125,784 for the six months ended September 30, 2002. However, after adjusting for Equity in Losses of Project Partnerships of $57,753 and the changes in operating assets and liabilities, net cash used in operating activities was $37,451. Cash provided by investing activities totaled $10,257, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

   Series 9 - Gateway closed this Series on December 31, 1993 after receiving $6,254,000 from 406 Limited Partner investors. Equity in Losses of Project Partnerships for the six months ended September 30, 2002 decreased from $166,058 for the six months ended September 30, 2000 to $143,530 as a result of an increase in rental revenue.

   At September 30, 2002, the Series had $246,024 of short-term investments (Cash and Cash Equivalents). It also had $231,872 in Zero Coupon Treasuries with annual maturities providing $35,000 in fiscal year 2003 increasing to $47,000 in fiscal year 2009. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $181,107 for the six months ended September 30, 2002. However, after adjusting for Equity in Losses of Project Partnerships of $143,530 and the changes in operating assets and liabilities, net cash used in operating activities was $11,893. Cash provided by investing activities totaled $6,586, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

   Series 10 - Gateway closed this Series on January 21, 1994 after receiving $5,043,000 from 325 Limited Partner investors. Equity in Losses of Project Partnerships for the six months ended September 30, 2002 decreased from $122,900 for the six months ended September 30, 2001 to $74,902 as a result of suspending losses of $25,174 in 2002.

   At September 30, 2002, the Series had $236,670 of short-term investments (Cash and Cash Equivalents). It also had $196,327 in Zero Coupon Treasuries with annual maturities providing $27,000 in fiscal year 2003 increasing to $40,000 in fiscal year 2010. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $98,661 for the six months ended September 30, 2002. However, after adjusting for Equity in Losses of Project Partnerships of $74,902 and the changes in operating assets and liabilities, net cash used in operating activities was $20,668. Cash provided by investing activities totaled $5,189, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

   Series 11 - Gateway closed this Series on April 29, 1994 after receiving $5,127,000 from 330 Limited investors. Equity in losses of Project Partnerships for the six months ended September 30, 2002 decreased from $83,624 for the six months ended September 30, 2001 to $71,591 as a result of an increase in rental revenue.

   At September 30, 2002, the Series had $294,392 of short-term investments (Cash and Cash Equivalents). It also had $220,814 in Zero Coupon Treasuries with annual maturities providing $30,000 in fiscal year 2003 increasing to $44,000 in fiscal year 2010. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $91,040 for the six months ended September 30, 2002. However, after adjusting for Equity in Losses of Project Partnerships of $71,591 and the changes in operating assets and liabilities, net cash provided by operating activities was $22,141. Cash provided by investing activities totaled $6,192, consisting of cash distributions from Project Partnerships. There were no unusual events or trends to describe.

 SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   GATEWAY TAX CREDIT FUND III, LTD.
                 (A Florida Limited Partnership)
                          By: Raymond James Tax Credit Funds, Inc.

Date: November 26, 2002           By:/s/ Ronald M. Diner
                                  Ronald M. Diner
                                  President

Date: November 26, 2002           By:/s/ Sandra L. Furey
                                  Sandra L. Furey
                                  Secretary and Treasurer

Date: November 26, 2002           By:/s/ Carol Georges
                                  Carol Georges
                                  Vice President and Director of Accounting

CERTIFICATIONS*

I, Ron Diner, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Gateway Tax Credit Fund III, Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information include in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 26, 2002           By:/s/ Ronald M. Diner
                                  Ronald M. Diner
                                  President

I, Carol Georges, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Gateway Tax Credit Fund III, Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information include in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 26, 2002           By:/s/ Carol Georges
                                  Carol Georges
                                  Vice President and Director of Accounting