Form 10-Q
period 2002-12-31
GATEWAY TAX CREDIT FUND III LTD
filed 2003-02-10
CIK 881716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended          DECEMBER 31, 2002

Commission File Number                     0-21762

                        Gateway Tax Credit Fund III Ltd.
         (Exact name of Registrant as specified in its charter)

           Florida                              59-3090386
(State or other jurisdiction of           ( I.R.S. Employer No.)
incorporation or organization)

     880 Carillon Parkway,   St. Petersburg,  Florida      33716
     (Address of principal executive offices)            (Zip Code)

Registrant's Telephone Number, Including Area Code:   (727)567-3800

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
     Title of Each Class                           December 31, 2002
Units of Limited Partnership
Interest:  $1,000 per unit                               33,799

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II, 2002 Form 10-K, filed with the
Securities and Exchange Commission on July 9, 2002
Parts III and IV - Form S-11 Registration Statement
and all amendments and supplements thereto
File No. 33-44238

PART I - Financial Information
  Item 1.  Financial Statements

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS

SERIES 7	DECEMBER 31, 2002 ------- (Unaudited)	MARCH 31, 2002 ------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity:
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at December 31, 2002 and March 31,2002)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$   313,065
63,648
-----------
376,713

305,414
1,295,772
-----------
$ 1,977,899
===========

$    56,691
-----------
56,691
-----------

420,863
-----------

1,576,619
(76,274)
-----------
1,500,345
-----------
$ 1,977,899
===========

$   384,626
60,470
-----------
445,096

289,290
1,436,847
-----------
$ 2,171,233
===========

$    68,252
-----------
68,252
-----------

396,917
-----------

1,780,281
(74,217)
-----------
1,706,064
-----------
$ 2,171,233
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS

SERIES 8	DECEMBER 31, 2002 ------- (Unaudited)	MARCH 31, 2002 ------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity:
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at December 31, 2002 and March 31, 2002)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$   385,868
58,653
-----------
444,521

290,192
536,009
-----------
$ 1,270,722
===========

$    49,374
-----------
49,374
-----------

497,293
-----------

804,440
(80,385)
-----------
724,055
-----------
$ 1,270,722
===========

$   456,356
55,888
-----------
512,244

275,718
654,569
-----------
$ 1,442,531
===========

$    60,485
-----------
60,485
-----------

458,902
-----------

1,001,538
(78,394)
-----------
923,144
-----------
$ 1,442,531
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS

SERIES 9	DECEMBER 31, 2002 ------- (Unaudited)	MARCH 31, 2002 ------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

    Total Current Liabilities

Long-Term Liabilities:
Payable to General Partners

Partners' Equity:
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at December 31, 2002 and March 31, 2002)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$   220,515
34,798
-----------
255,313

200,631
1,271,533
-----------
$ 1,727,477
===========

$    27,580
-----------
27,580
-----------

309,339
-----------

1,431,489
(40,931)
-----------
1,390,558
-----------
$ 1,727,477
===========

$   251,331
33,325
-----------
284,656

191,591
1,506,444
-----------
$ 1,982,691
===========

$    34,316
-----------
34,316
-----------

279,505
-----------

1,707,018
(38,148)
-----------
1,668,870
-----------
$ 1,982,691
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS

SERIES 10	DECEMBER 31, 2002 ------- (Unaudited)	MARCH 31, 2002 ------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

    Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity:
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at December 31, 2002 and March 31, 2002)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$   222,033
26,980
-----------
249,013

172,801
2,089,015
-----------
$ 2,510,829
===========

$    29,865
-----------
29,865
-----------

80,025
-----------

2,421,109
(20,170)
-----------
2,400,939
-----------
$ 2,510,829
===========

$   252,149
25,668
-----------
277,817

163,967
2,232,728
-----------
$ 2,674,512
===========

$    34,582
-----------
34,582
-----------

72,361
-----------

2,586,073
(18,504)
-----------
2,567,569
-----------
$ 2,674,512
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS

SERIES 11	DECEMBER 31, 2002 ------- (Unaudited)	MARCH 31, 2002 ------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity:
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at December 31, 2002 and March 31, 2002)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$   223,371
29,818
-----------
253,189

195,088
2,947,644
-----------
$ 3,395,921
===========

$    28,830
-----------
28,830
-----------

6,498
-----------

3,372,977
(12,384)
-----------
3,360,593
-----------
$ 3,395,921
===========

$   266,059
28,271
-----------
294,330

184,577
3,111,560
-----------
$ 3,590,467
===========

$    34,342
-----------
34,342
-----------

17,094
-----------

3,549,631
(10,600)
-----------
3,539,031
-----------
$ 3,590,467
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS

TOTAL SERIES 7 - 11	DECEMBER 31, 2002 ------- (Unaudited)	MARCH 31, 2002 ------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity:
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at December 31, 2002 and March 31, 2002)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$ 1,364,852
213,897
-----------
1,578,749

1,164,126
8,139,973
-----------
$10,882,848
===========

$   192,340
-----------
192,340
-----------

1,314,018
-----------

9,606,634
(230,144)
-----------
9,376,490
-----------
$10,882,848
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
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project  Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited
Partnership Units

Number of Limited Partnership Units
Outstanding

$     7,310
-----------

21,849

6,469
2,093
1,671
-----------
32,082
-----------

(24,772)
(46,357)
-----------
$   (71,129)
===========

$   (70,418)
(711)
-----------
$   (71,129)
===========

$     (6.77)
===========

10,395
===========

$     8,589
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
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project  Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited
Partnership Units

Number of Limited Partnership Units
Outstanding

$     6,778
-----------

22,758

7,111
3,864
1,185
-----------
34,918
-----------

(28,140)
(45,165)
----------
$   (73,305)
===========

$   (72,572)
(733)
-----------
$   (73,305)
===========

$     (7.27)
===========

9,980
===========

$     8,227
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
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project  Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited
Partnership Units

Number of Limited Partnership Units
Outstanding

$     4,093
-----------

12,507

3,969
1,654
814
-----------
18,944
-----------

(14,851)
(82,354)
----------
$   (97,205)
===========

$   (96,233)
(972)
-----------
$   (97,205)
===========

$    (15.39)
===========

6,254
===========

$     4,861
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
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project  Partnerships
Equity in Losses of Project Partnerships

Net Gain / Loss

Allocation of Net Gain / Loss:
 Limited Partners
 General Partners

Net Gain / Loss Per Number of
Limited Partnership Units

Number of Limited Partnership Units
Outstanding

$     3,982
-----------

8,529

2,480
1,071
1,203
-----------
13,283
-----------

(9,301)
(58,668)
-----------
$   (67,969)
===========

$   (67,289)
(680)
-----------
$   (67,969)
===========

$    (13.34)
===========

5,043
===========

$     4,671
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
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project  Partnerships
Equity in Losses of Project Partnerships

Net Gain / Loss

Allocation of Net Gain / Loss:
 Limited Partners
 General Partners

Net Gain / Loss Per Number of
Limited Partnership Units

Number of Limited Partnership Units
Outstanding

$     4,625
-----------

7,192

1,984
864
2,074
-----------
12,114
-----------

(7,489)
(79,909)
----------
$   (87,398)
===========

$   (86,524)
(874)
-----------
$   (87,398)
===========

$    (16.88)
===========

5,127
===========

$     5,375
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
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project  Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

	$ 26,788 ----------- 72,835 22,013 9,546 6,947 ----------- 111,341 ----------- (84,553) (312,453) ----------- $ (397,006) =========== $ (393,036) (3,970) ----------- $ (397,006) ===========	$ 31,723 ----------- 73,129 18,508 6,390 16,221 ----------- 114,248 ----------- (82,525) (407,951) ----------- $ (490,476) =========== $ (485,572) (4,904) ----------- $ (490,476) ===========

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
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project  Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership Units

Number of Limited Partnership Units Outstanding

$    22,195
-----------

65,547

26,316
13,051
5,013
-----------
109,927
-----------

(87,732)
(117,987)
-----------
$  (205,719)
===========

$  (203,662)
(2,057)
-----------
$  (205,719)
===========

$    (19.59)
===========

10,395
===========

$    28,508
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
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project  Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership Units

Number of Limited Partnership Units Outstanding

$    20,700
----------

68,274

29,016
16,026
3,555
----------
116,871
----------

(96,171)
(102,918)
----------
$  (199,089)
===========

$  (197,098)
(1,991)
-----------
$  (199,089)
===========

$    (19.75)
===========

9,980
===========

$    28,219
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
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project  Partnership
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership Units

Number of Limited Partnership Units
Outstanding

$    12,447
----------

37,521

16,195
8,717
2,442
----------
64,875
----------

(52,428)
(225,884)
----------
$  (278,312)
===========

$  (275,529)
(2,783)
-----------
$  (278,312)
===========

$    (44.06)
===========

6,254
===========

$    16,373
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

Revenues:
 Interest Income

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project
 Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited
Partnership Units

Number of Limited Partnership
Units Outstanding

$    12,074
----------

25,587

10,121
5,817
3,609
----------
45,134
----------

(33,060)

(133,570)
----------
$  (166,630)
===========

$  (164,964)
(1,666)
-----------
$  (166,630)
===========

$    (32.71)
===========

5,043
===========

$    15,817
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
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project  Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited
Partnership Units

Number of Limited Partnership
Units Outstanding

$    14,060
----------

21,576

8,097
5,103
6,222
----------
40,998
----------

(26,938)
(151,500)
----------
$  (178,438)
===========

$  (176,654)
(1,784)
-----------
$  (178,438)
===========

$    (34.46)
===========

5,127
===========

$    18,035
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
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project  Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

	$ 81,476 ---------- 218,505 89,745 48,714 20,841 ---------- 377,805 ---------- (296,329) (731,859) ---------- $(1,028,188) =========== $(1,017,907) (10,281) ----------- $(1,028,188) ===========	$ 106,952 ---------- 219,390 55,522 42,366 40,511 ---------- 357,789 ---------- (250,837) (1,130,446) ---------- $(1,381,283) =========== $(1,367,471) (13,812) ----------- $(1,381,283) ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF PARTNERS' EQUITY (Deficit)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001:
(Unaudited)

SERIES 7	Limited Partners ---------	General Partners (Deficit) --------	Total -----
Balance at March 31, 2001 Net Loss Balance at December 31, 2001 Balance at March 31, 2002 Net Loss Balance at December 31, 2002	$ 2,166,589 (320,001) ----------- $ 1,846,588 =========== $ 1,780,281 (203,662) ----------- $ 1,576,619 ===========	$ (70,315) (3,232) ----------- $ (73,547) =========== $ (74,217) (2,057) ----------- $ (76,274) ===========	$ 2,096,274 (323,233) ----------- $ 1,773,041 =========== $ 1,706,064 (205,719) ----------- $ 1,500,345 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF PARTNERS' EQUITY (Deficit)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001:
(Unaudited)

SERIES 8	Limited Partners ---------	General Partners (Deficit) --------	Total -----
Balance at March 31, 2001 Net Loss Balance at December 31, 2001 Balance at March 31, 2002 Net Loss Balance at December 31, 2002	$ 1,363,645 (355,808) ----------- $ 1,007,837 =========== $ 1,001,538 (197,098) ----------- $ 804,440 ===========	$ (74,736) (3,594) ----------- $ (78,330) =========== $ (78,394) (1,991) ----------- $ (80,385) ===========	$ 1,288,909 (359,402) ----------- $ 929,507 =========== $ 923,144 (199,089) ----------- $ 724,055 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF PARTNERS' EQUITY (Deficit)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001:
(Unaudited)

SERIES 9	Limited Partners ---------	General Partners (Deficit) --------	Total -----
Balance at March 31, 2001 Net Loss Balance at December 31, 2001 Balance at March 31, 2002 Net Loss Balance at December 31, 2002	$ 2,110,561 (335,227) ----------- $ 1,775,334 =========== $ 1,707,018 (275,529) ----------- $ 1,431,489 ===========	$ (34,072) (3,386) ----------- $ (37,458) =========== $ (38,148) (2,783) ----------- $ (40,931) ===========	$ 2,076,489 (338,613) ----------- $ 1,737,876 =========== $ 1,668,870 (278,312) ----------- $ 1,390,558 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF PARTNERS' EQUITY (Deficit)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001:
(Unaudited)

SERIES 10	Limited Partners ---------	General Partners (Deficit) --------	Total -----
Balance at March 31, 2001 Net Loss Balance at December 31, 2001 Balance at March 31, 2002 Net Loss Balance at December 31, 2002	$ 2,811,044 (214,136) ----------- $ 2,596,908 =========== $ 2,586,073 (164,964) ----------- $ 2,421,109 ===========	$ (16,232) (2,163) ----------- $ (18,395) =========== $ (18,504) (1,666) ----------- $ (20,170) ===========	$ 2,794,812 (216,299) ----------- $ 2,578,513 =========== $ 2,567,569 (166,630) ----------- $ 2,400,939 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF PARTNERS' EQUITY (Deficit)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001:
(Unaudited)

SERIES 11	Limited Partners ---------	General Partners (Deficit) --------	Total -----
Balance at March 31, 2001 Net Loss Balance at December 31, 2001 Balance at March 31, 2002 Net Loss Balance at December 31, 2002	$ 3,756,773 (142,299) ----------- $ 3,614,474 =========== $ 3,549,631 (176,654) ----------- $ 3,372,977 ===========	$ (8,508) (1,437) ----------- $ (9,945) =========== $ (10,600) (1,784) ----------- $ (12,384) ===========	$ 3,748,265 (143,736) ----------- $ 3,604,529 =========== $ 3,539,031 (178,438) ----------- $ 3,360,593 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF PARTNERS' EQUITY (Deficit)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001:
(Unaudited)
TOTAL SERIES 7 - 11	Limited Partners ---------	General Partners (Deficit) --------	Total -----
Balance at March 31, 2001 Net Loss Balance at December 31, 2001 Balance at March 31, 2002 Net Loss Balance at December 31, 2002	$12,208,612 (1,367,471) ----------- $10,841,141 =========== $10,624,541 (1,017,907) ----------- $ 9,606,634 ===========	$ (203,863) (13,812) ----------- $ (217,675) =========== $ (219,863) (10,281) ----------- $ (230,144) ===========	$12,004,749 (1,381,283) ----------- $10,623,466 =========== $10,404,678 (1,028,188) ----------- $9,376,490 ===========

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
   Equity in Losses of Project Partnerships
Changes in Operating Assets and Liabilities:
    Increase in Payable to General Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
   Distributions Received from Project
   Partnerships

     Net Cash Provided by Investing
     Activities

Decrease in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning
of Period

Cash and Cash Equivalents at End of Period

	$ (205,719) 5,013 (19,302) 117,987 12,385 ---------- (89,636) ---------- 18,075 ---------- 18,075 ---------- (71,561) 384,626 ---------- $ 313,065 ==========	$ (323,233) 21,118 (20,857) 236,635 18,418 ---------- (67,919) ---------- 21,068 ---------- 21,068 ---------- (46,851) 353,838 ---------- $ 306,987 ==========

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
   Equity in Losses of Project Partnership
Changes in Operating Assets and Liabilities:
    Increase in Payable to General Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
   Distributions Received from Project
   Partnerships

     Net Cash Provided by Investing
     Activities

Decrease in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning
of Period

Cash and Cash Equivalents at End of Period

	$ (199,089) 3,555 (17,239) 102,918 27,280 --------- (82,575) --------- 12,087 --------- 12,087 --------- (70,488) 456,356 --------- $ 385,868 =========	$ (359,402) 5,541 (18,624) 282,721 23,284 --------- (66,480) --------- 7,175 --------- 7,175 --------- (59,305) 447,343 --------- $ 388,038 =========

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
   Equity in Losses of Project Partnerships
Changes in Operating Assets and Liabilities:
    Increase in Payable to General Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships

     Net Cash Provided by Investing
     Activities

Decrease in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning
of Period

Cash and Cash Equivalents at End of Period

	$ (278,312) 2,442 (10,513) 225,884 23,098 ---------- (37,401) ---------- 6,585 --------- 6,585 --------- (30,816) 251,331 ---------- $ 220,515 ==========	$ (338,613) 3,414 (11,293) 296,352 19,615 ---------- (30,525) ---------- 8,174 --------- 8,174 --------- (22,351) 232,688 ---------- $ 210,337 ==========

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
   Equity in Losses of Project Partnerships
Changes in Operating Assets and Liabilities:
    Increase (Decrease) in Payable to     General Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
   Distributions Received from Project
   Partnerships

     Net Cash Provided by Investing
     Activities

Decrease in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning
of Period

Cash and Cash Equivalents at End of Period

	$ (166,630) 3,609 (10,146) 133,570 2,947 ---------- (36,650) ---------- 6,534 ---------- 6,534 ---------- (30,116) 252,149 ---------- $ 222,033 ==========	$ (216,299) 4,217 (10,693) 190,711 (889) ---------- (32,953) ---------- 6,334 ---------- 6,334 ---------- (26,619) 236,522 ---------- $ 209,903 ==========

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
   Equity in Losses of Project Partnerships
Changes in Operating Assets and Liabilities:
    Decrease in Payable to General Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
   Distributions Received from Project
   Partnerships

     Net Cash Provided by Investing
     Activities

Decrease in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning
of Period

Cash and Cash Equivalents at End of Period

	$ (178,438) 6,222 (12,058) 151,500 (16,108) ---------- (48,882) ---------- 6,194 ---------- 6,194 ---------- (42,688) 266,059 ---------- $ 223,371 ===========	$ (143,736) 6,221 (12,622) 124,027 (9,654) ---------- (35,764) ---------- 13,143 ---------- 13,143 ---------- (22,621) 244,339 ---------- $ 221,718 ===========

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
   Equity in Losses of Project Partnerships
Changes in Operating Assets and Liabilities:
    Increase in Payable to General Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
   Distributions Received from Project
   Partnerships

     Net Cash Provided by Investing
     Activities

Decrease in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning
of Period

Cash and Cash Equivalents at End of Period

	$(1,028,188) 20,841 (69,258) 731,859 49,602 ---------- (295,144) ---------- 49,475 ---------- 49,475 ---------- (245,669) 1,610,521 ---------- $ 1,364,852 ==========	$(1,381,283) 40,511 (74,089) 1,130,446 50,774 ---------- (233,641) ---------- 55,894 ---------- 55,894 ---------- (177,747) 1,514,730 ---------- $ 1,336,983 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002

NOTE 1 - ORGANIZATION:

   Gateway Tax Credit Fund III Ltd. ("Gateway"), a Florida Limited Partnership, was formed October 17, 1991 under the laws of Florida. Gateway offered its limited partnership interests in Series. The first Series for Gateway is Series 7. Operations commenced on July 16, 1992 for Series 7, January 4, 1993 for Series 8, September 30, 1993 for Series 9, January 21, 1994 for Series 10 and April 29, 1994 for Series 11. Each Series invests, as a limited partner, in other limited partnerships ("Project Partnerships"), each of which owns and operates apartment complexes eligible for Low-Income Housing Tax Credits ("Tax Credits"), provided for in Section 42 of the Internal Revenue Code of 1986. Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the Limited Partnership Agreement. As of December 31, 2002, Gateway had received capital contributions of $1,000 from the General Partners and $36,799,000 from the investor Limited Partners.

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

   Gateway reviews its investment in the Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss. No impairment loss has been recognized in the accompanying financial statements.

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

NOTE 3 - INVESTMENT IN SECURITIES:

   The December 31, 2002 Balance Sheet includes Investment in Securities consisting of U.S. Treasury Security Strips which represents their cost, plus accreted interest income of $192,950 for Series 7, $169,483 for Series 8, $100,542 for Series 9, $91,282 for Series 10 and $105,714 for Series 11.

	Estimated Market Value ---------------	Cost Plus Accreted Interest -----------------	Gross Unrealized Gains and (Losses) ----------------
Series 7	$ 419,308	$ 369,062	$ 50,246
Series 8	392,845	348,845	44,000
Series 9	263,206	235,429	27,777
Series 10	229,782	199,781	30,001
Series 11	264,763	224,906	39,857

   As of December 31, 2002, the cost and accreted interest of debt securities by contractual maturities is as follows:

	Series 7 --------	Series 8 --------	Series 9 --------
Due within 1 year	$ 63,648	$ 58,653	$ 34,798
After 1 year through 5 years	246,550	232,935	136,202
After 5 years through 10 years	58,864 ---------	57,257 --------	64,429 --------
Total Amount Carried on Balance Sheet	$ 369,062 ==========	$ 348,845 ==========	$ 235,429 ==========
	Series 10 --------	Series 11 --------	Total --------
Due within 1 year	$ 26,980	$ 29,818	$ 213,897
After 1 year through 5 years	100,959	115,555	832,201
After 5 years through 10 years	71,842 ---------	79,533 ------------	331,925 --------
Total Amount Carried on Balance Sheet	$ 199,781 ==========	$ 224,906 ==========	$1,378,023 ==========

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

   For the nine months ended December 31, 2002 and 2001 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

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

                           2002             2001
                          -----            -----
Series 7                $ 65,547         $ 65,761
Series 8                  68,274           68,523
Series 9                  37,521           37,633
Series 10                 25,587           25,659
Series 11                 21,576           21,814
                        --------         --------
Total                   $218,505         $219,390
                        ========         ========

   General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statement of Operations.

Series 7                $  26,316        $  16,281
Series 8                   29,016           17,951
Series 9                   16,195           10,019
Series 10                  10,121            6,262
Series 11                   8,097            5,009
                         --------         --------
Total                   $  89,745        $  55,522
                         ========         ========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of December 31, 2002, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 39 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:

SERIES 7	DECEMBER 31, 2002 -----------	MARCH 31, 2002 ---------

Capital Contributions to Project Partner- ships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 7,732,089 (6,843,112) (208,308) ----------- 680,669 793,335 (178,232) ------------ $ 1,295,772 ============	$ 7,732,089 (6,725,125) (190,234) ----------- 816,730 793,335 (173,218) ------------ $ 1,436,847 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $2,416,936 for the period ended December 31, 2002 and cumulative suspended losses of $1,932,905 for the year ended March 31, 2002 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of December 31, 2002, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 43 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
SERIES 8	DECEMBER 31, 2002 -----------	MARCH 31, 2002 ---------

Capital Contributions to Project Partner- ships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 7,586,105 (7,324,013) (164,215) ----------- 97,877 549,773 (111,641) ------------ $ 536,009 ============	$ 7,586,105 (7,221,095) (152,130) ----------- 212,880 549,773 (108,084) ------------ $ 654,569 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $2,744,625 for the period ended December 31, 2002 and cumulative suspended losses of $2,199,653 for the year ended March 31, 2002 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of December 31, 2002, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 24 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:

SERIES 9	DECEMBER 31, 2002 -----------	MARCH 31, 2002 ----------

Capital Contributions to Project Partner- ships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 4,914,116 (3,716,511) (117,256) ----------- 1,080,349 244,087 (52,903) ------------ $ 1,271,533 ============	$ 4,914,116 (3,490,627) (110,670) ---------- 1,312,819 244,087 (50,462) ------------ $ 1,506,444 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $782,288 for the period ended December 31, 2002 and cumulative suspended losses of $579,368 for the year ended March 31, 2002 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of December 31, 2002, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 15 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:

SERIES 10	DECEMBER 31, 2002 ----------	MARCH 31, 2002 ---------

Capital Contributions to Project Partner- ships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 3,914,672 (1,829,939) (143,776) ----------- 1,940,957 196,738 (48,680) ------------- $ 2,089,015 =============	$ 3,914,672 (1,696,369) (137,244) ---------- 2,081,059 196,738 (45,069) ------------ $ 2,232,728 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $99,548 for the period ended December 31, 2002 and cumulative suspended losses of $60,069 for the year ended March 31, 2002 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of December 31, 2002, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 12 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:

SERIES 11	DECEMBER 31, 2002 ---------	MARCH 31, 2002 ---------

Capital Contributions to Project Partner- ships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 4,128,042 (1,275,030) (129,843) ----------- 2,723,169 290,335 (65,860) ----------- $ 2,947,644 ============	$ 4,128,042 (1,123,530) (123,651) ----------- 2,880,861 290,335 (59,636) ----------- $ 3,111,560 ============

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   The following is a summary of Investments in Project Partnerships as of:

TOTAL SERIES 7 - 11	DECEMBER 31, 2002 -------------	MARCH 31, 2002 -----------

Capital Contributions to Project Partner- ships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$28,275,024 (20,988,605) (763,398) ------------ 6,523,021 2,074,268 (457,316) ------------ $ 8,139,973 ============	$28,275,024 (20,256,746) (713,929) ----------- 7,304,349 2,074,268 (436,469) ------------ $ 8,942,148 ============

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 3,744,201
31,376,417
11,522
------------
$35,132,140
============

$   788,127
36,330,807
------------
37,118,934
------------

(1,815,165)
(171,629)
-----------
(1,986,794)
-----------
$35,132,140
============

$ 3,351,365
------------
2,236,027
629,966
1,093,472
------------
3,959,465
------------
$  (608,100)
============
$    (6,081)
============
$  (602,019)
484,032
------------
$  (117,987)
============

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 3,385,652
33,106,083
28,300
------------
$36,520,035
============

$ 1,120,369
38,315,190
------------
39,435,559
------------

(2,438,650)
(476,874)
-----------
(2,915,524)
-----------
$36,520,035
============

$ 3,353,502
------------
2,200,750
667,457
1,141,649
------------
4,009,856
------------
$  (656,354)
============
$    (8,463)
============
$  (647,891)
544,973
------------
$  (102,918)
============

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 1,780,557
18,828,554
7,839
------------
$20,616,950
============

$   240,529
20,315,565
------------
20,556,094
------------

270,613
(209,757)
-----------
60,856
-----------
$20,616,950
============

$ 1,661,674
------------
1,126,737
352,549
615,523
------------
2,094,809
------------
$  (433,135)
============
$    (4,331)
============
$  (428,804)
202,920
------------
$  (225,884)
============

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 1,561,259
13,529,695
2,948
------------
$15,093,902
============

$   193,159
13,284,180
------------
13,477,339
------------

1,859,069
(242,506)
-----------
1,616,563
-----------
$15,093,902
============

$ 1,131,933
------------
753,376
195,442
358,779
------------
1,307,597
------------
$  (175,664)
============
$    (2,616)
============
$  (173,048)
39,478
------------
$  (133,570)
============

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 1,285,272
11,746,898
60,071
------------
$13,092,241
============

$   171,088
10,349,141
------------
10,520,229
------------

2,738,686
(166,674)
-----------
2,572,012
-----------
$13,092,241
============

$ 1,118,361
------------
702,492
184,830
392,591
------------
1,279,913
------------
$  (161,552)
============
$   (10,052)
============
$  (151,500)
0
------------
$  (151,500)
============

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 11,756,941
108,587,647
110,680
------------
$120,455,268
============

$  2,513,272
118,594,883
------------
121,108,155
------------

614,553
(1,267,440)
-----------
(652,887)
-----------
$120,455,268
============

$ 10,616,835
------------
7,019,382
2,030,244
3,602,014
------------
12,651,640
------------
$ (2,034,805)
============
$    (31,543)
============
$ (2,003,262)
1,271,403
------------
$   (731,859)
============

$ 11,321,248
112,980,278
63,606
------------
$124,365,132
============

$  2,693,804
119,049,403
------------
121,743,207
------------

3,704,588
(1,082,663)
-----------
2,621,925
-----------
$124,365,132
============

$ 10,384,737
------------
6,976,703
2,030,785
3,667,275
------------
12,674,763
------------
$ (2,290,026)
============
$    (44,548)
============
$ (2,245,478)
1,115,032
------------
$ (1,130,446)
============

Item 4.  Controls and Procedures:

   Within 90 days prior to the filing of this report, under the supervision and with the participation of the Partnership's management, including the Partnership's chief executive and chief financial officers, an evaluation of the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities and Exchange Act of 1934) was performed. Based on this evaluation, such officers have concluded that the Partnership's disclosure controls and procedures were effective as of the date of that evaluation in alerting them in a timely manner to material information relating to the Partnership required to be included in this report and the Partnership's other reports that it files or submits under the Securities Exchange Act of 1934. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, Liquidity and Capital Resources

   As disclosed on the statement of operations for each Series, except as described below, interest income is comparable for the nine and three months ended December 31, 2002 and December 31, 2001. The General and Administrative expenses - General Partner and General and Administrative expenses - Other for the three and nine months ended December 31, 2002 are comparable to December 31, 2001. There were no unusual variations in the operating results between these two periods.

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

   Series 7 - Gateway closed this series on October 16, 1992 after receiving $10,395,000 from 635 Limited Partner investors. Equity in Losses of Project Partnerships for the nine months ended December 31, 2002 decreased from $236,635 for the nine months ended December 31, 2001 to $117,987 as a result of an increase in rental revenue. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

   At December 31, 2002, the Series had $313,065 of short-term investments (Cash and Cash Equivalents). It also had $369,062 in Zero Coupon Treasuries with annual maturities providing $64,000 in fiscal year 2003 increasing to $86,000 in fiscal year 2008. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $205,719 for the nine months ended December 31, 2002. However, after adjusting for Equity in Losses of Project Partnerships of $117,987 and the changes in operating assets and liabilities, net cash used in operating activities was $89,636. Cash provided by investing activities totaled $18,075 consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

   Series 8 - Gateway closed this Series on September 28, 1993 after receiving $9,980,000 from 664 Limited Partner investors. Equity in Losses of Project Partnerships for the nine months ended December 31, 2002 decreased from $282,721 for the nine months ended December 31, 2001 to $102,918 as a result of an increase in rental revenue. At December 31, 2002, the Series had $385,868 of short-term investments (Cash and Cash Equivalents). It also had $348,845 in Zero Coupon Treasuries with annual maturities providing $59,000 in fiscal year 2003 increasing to $82,000 in fiscal year 2008. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $199,089 for the nine months ended December 31, 2002. However, after adjusting for Equity in Losses of Project Partnerships of $102,918 and the changes in operating assets and liabilities, net cash used in operating activities was $82,575. Cash provided by investing activities totaled $12,087, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

   Series 9 - Gateway closed this Series on December 31, 1993 after receiving $6,254,000 from 406 Limited Partner investors. Equity in Losses of Project Partnerships for the nine months ended December 31, 2002 decreased from $296,352 for the nine months ended December 31, 2001 to $225,884 as a result of an increase in rental revenue. At December 31, 2002, the Series had $220,515 of short-term investments (Cash and Cash Equivalents). It also had $235,429 in Zero Coupon Treasuries with annual maturities providing $35,000 in fiscal year 2003 increasing to $47,000 in fiscal year 2009. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $278,312 for the nine months ended December 31, 2002. However, after adjusting for Equity in Losses of Project Partnerships of $225,884 and the changes in operating assets and liabilities, net cash used in operating activities was $37,401. Cash provided by investing activities totaled $6,585, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

   Series 10 - Gateway closed this Series on January 21, 1994 after receiving $5,043,000 from 325 Limited Partner investors. Equity in Losses of Project Partnerships for the nine months ended December 31, 2002 decreased from $190,711 for the nine months ended December 31, 2001 to $133,570 as a result of an increase in rental revenue due to higher occupancy. At December 31, 2002, the Series had $222,033 of short-term investments (Cash and Cash Equivalents). It also had $199,781 in Zero Coupon Treasuries with annual maturities providing $27,000 in fiscal year 2003 increasing to $40,000 in fiscal year 2010. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $166,630 for the nine months ended December 31, 2002. However, after adjusting for Equity in Losses of Project Partnerships of $133,570 and the changes in operating assets and liabilities, net cash used in operating activities was $36,650. Cash provided by investing activities totaled $6,534, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

   Series 11 - Gateway closed this Series on April 29, 1994 after receiving $5,127,000 from 330 Limited investors. Equity in losses of Project Partnerships for the nine months ended December 31, 2002 increased from $124,027 for the nine months ended December 31, 2001 to $151,500 as a result of an increase in operating expenses due to a rise in maintenance costs in 2002. At December 31, 2002, the Series had $223,371 of short-term investments (Cash and Cash Equivalents). It also had $224,906 in Zero Coupon Treasuries with annual maturities providing $30,000 in fiscal year 2003 increasing to $44,000 in fiscal year 2010. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $178,438 for the nine months ended December 31, 2002. However, after adjusting for Equity in Losses of Project Partnerships of $151,500 and the changes in operating assets and liabilities, net cash used in operating activities was $48,882. Cash provided by investing activities totaled $6,194, consisting of cash distributions from Project Partnerships. There were no unusual events or trends to describe.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   GATEWAY TAX CREDIT FUND III, LTD.
                 (A Florida Limited Partnership)
                          By: Raymond James Tax Credit Funds, Inc.

Date: February 10, 2003           By:/s/ Ronald M. Diner
                                  Ronald M. Diner
                                  President

Date: February 10, 2003           By:/s/ Sandra L. Furey
                                  Sandra L. Furey
                                  Secretary and Treasurer

Date: February 10, 2003           By:/s/ Carol Georges
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

Date: February 10, 2003           By:/s/ Ronald M. Diner
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

Date: February 10, 2003           By:/s/ Carol Georges
                                  Carol Georges
                                  Vice President and Director of Accounting
                                  Secretary and Treasurer