Form 10-K
period 2003-03-31
GATEWAY TAX CREDIT FUND III LTD
filed 2003-06-25
CIK 881716

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 (FEE REQUIRED)

For the fiscal year ended                 March 31, 2003

Commission File Number                       0-21762

                         Gateway Tax Credit Fund III Ltd.
             (Exact name of Registrant as specified in its charter)
           Florida                                    59-3090386
(State or other jurisdiction of                   (I.R.S. Employer No.)
incorporation or organization)

     880 Carillon Parkway,  St. Petersburg,  Florida    33716
    (Address of principal executive offices)          (Zip Code)

Registrant's Telephone No., Including Area Code:      (727)567-4830

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
  Title of Each Class                                 March 31, 2003
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

   Gateway is engaged in only one industry segment, to acquire limited partnership interests in unaffiliated limited partnerships ("Project Partnerships"), each of which owns and operates one or more apartment complexes eligible for Low-Income Housing Tax Credits under Section 42 of the Internal Revenue Code ("Tax Credits"), received over a ten year period. Subject to certain limitations, Tax Credits may be used by Gateway's investors to reduce their income tax liability generated from other income sources. Gateway will terminate on December 31, 2040, or sooner, in accordance with the terms of its Limited Partnership Agreement. As of March 31, 2003, Gateway received capital contributions of $1,000 from the General Partners and from the Limited Partners, $10,395,000 in Series 7, $9,980,000 from Series 8, $6,254,000 from Series 9, $5,043,000 from Series 10 and $5,127,000 from Series 11.

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

   As of March 31, 2003, Gateway had invested in 39 Project Partnerships for Series 7, 43 Project Partnerships for Series 8, 24 Project Partnerships for Series 9, 15 Project Partnerships for Series 10 and 12 Project Partnerships for Series 11. Gateway acquired its interests in these properties by becoming a limited partner in the Project Partnerships that own the properties. The primary source of funds for each series is the capital contributions from Limited Partner investors.

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

   Gateway's goal is to invest in a diversified portfolio of Project Partnerships located in rural and suburban locations with a high demand for low income housing. As of March 31, 2003 the Series' investor capital contributions were successfully invested in Project Partnerships which met the investment criteria. Management anticipates that competition for tenants will only be with other low income housing projects and not with conventionally financed housing. With a significant number of rural American households living below the poverty level in substandard housing, management believes there will be a continuing demand for affordable low income housing for the foreseeable future.

   Gateway has no direct employees. Services are performed by the Managing General Partner and its affiliates and by agents retained by it. The Managing General Partner has full and exclusive discretion in management and control of Gateway.

Item 2.  Properties

   Gateway owns a majority interest in properties through its limited partnership investments in Project Partnerships. The largest single net investment in a Project Partnership in Series 7 is 5.2% of the Series' total balance sheet assets, Series 8 is 5.5%, Series 9 is 7.7%, Series 10 is 11.1% and Series 11 is 21.0%. The following table provides certain summary information regarding the Project Partnerships in which Gateway had an interest as of December 31, 2002:

Item 2 - Properties (continued):

SERIES 7
PARTNERSHIP -----------	LOCATION OF.PROPERTY -----------	# OF UNIT ----	DATE ACQUIRED --------	PROPERTY COST --------	OCCU-PANCY RATE -----

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

719,462

972,757

2,531,036

1,628,321

1,029,751

984,189

1,462,345

1,716,642

1,021,031

932,540

1,475,740

817,498

1,009,647

900,526

1,744,840

808,475

823,327

1,339,143

1,031,497

1,356,762

890,402

1,340,727

1,791,669

1,521,129

1,151,159

1,509,987

479,661

917,568

1,585,498

1,440,296

1,793,888

959,432

948,046

623,304

1,011,684

835,334

828,505

970,010

781,436

100% 100% 93% 100% 96% 54% 95% 100% 96% 75% 100% 100% 100% 92% 94% 100% 95% 98% 88% 98% 100% 100% 95% 98% 97% 100% 100% 96% 97% 100% 100% 83% 92% 100% 100% 100% 100% 100% 94%
		----		-----------
		1,195		45,685,264
		====		===========

An average effective rental per unit is $3,720 per year ($310 per month).

Item 2 - Properties (continued):

SERIES 8
PARTNERSHIP -----------	LOCATION OF PROPERTY -----------	# OF UNIT -----	DATE ACQUIRED --------	PROPERTY COST --------	OCCU- PANCY RATE ------

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

Russellville, KY

Tuskegee, AL

Cottondale, FL

16 24 24 24 24 32 24 36 24 24 28 16 24 24 24 24 25 24 16 16 32 16 29 44 44 33 20 34 24 24 46 64 36 30 16 24 32 36 41 24 24 36 25

12/92

12/92

1/93

1/93

1/93

1/93

1/93

3/93

3/93

3/93

3/93

4/93

5/93

5/93

5/93

6/93

5/93

6/93

6/93

6/93

6/93

6/93

8/93

9/93

9/93

9/93

9/93

9/93

9/93

9/93

9/93

9/93

10/93

10/93

10/93

10/93

10/93

10/93

10/93

10/93

11/93

12/93

1/94

580,868

780,734

787,859

892,598

812,853

1,291,892

1,000,474

1,321,039

758,489

932,474

906,274

552,468

932,114

906,056

826,389

883,990

1,118,495

902,785

727,767

772,354

1,189,817

1,168,437

994,717

1,530,767

1,812,190

1,356,358

825,687

1,404,539

831,492

1,121,130

1,781,759

2,727,919

1,340,104

1,551,699

696,400

1,086,577

1,176,085

1,347,964

1,659,179

925,875

951,730

1,424,761

948,319

100% 92% 100% 100% 100% 94% 96% 92% 96% 100% 93% 88% 100% 83% 96% 92% 100% 67% 75% 88% 97% 75% 100% 100% 91% 100% 100% 97% 75% 83% 93% 100% 97% 93% 100% 100% 100% 97% 90% 100% 58% 94% 96%
		-----		----------
		1,207		47,541,477
		=====		==========

An average effective rental per unit is $3,595 per year ($300 per month).

Item 2 - Properties (continued):

SERIES 9
PARTNERSHIP -----------	LOCATION OF PROPERTY -----------	# OF UNIT -----	DATE ACQUIRED --------	PROPERTY COST --------	OCCU-PANCY RATE ------

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

810,597

770,939

587,132

918,358

1,806,434

1,407,304

1,185,996

1,192,657

713,156

904,325

1,072,854

975,033

1,416,897

1,821,671

1,055,632

1,008,022

1,001,158

781,898

1,006,295

1,136,913

984,410

976,431

1,712,081

737,835

100% 100% 94% 100% 100% 92% 96% 83% 100% 88% 96% 96% 94% 100% 100% 100% 100% 79% 96% 92% 100% 100% 94% 89%
		-----		-----------
		624		25,984,028
		=====		===========

An average effective rental per unit is $3,463 per year ($289 per month).

Item 2 - Properties (continued):

SERIES 10
PARTNERSHIP -----------	LOCATION OF PROPERTY -----------	# OF UNIT -----	DATE ACQUIRED --------	PROPERTY COST --------	OCCU-PANCY RATE ------
Redstone Albany Oak Terrace Wellshill Applegate Heatherwood Peachtree Donna Wellsville Tecumseh Clay City Irvine West New Castle Stigler Courtyard	Challis, ID Albany, KY Bonifay, FL West Liberty, KY Florence, AL Alexander, AL Gaffney, SC Donna, TX Wellsville, NY Tecumseh, NE Clay City, KY Irvine, KY New Castle, KY Stigler, OK Huron, SD	24 24 18 32 36 36 28 50 24 24 24 24 24 20 21	11/93 1/94 1/94 1/94 2/94 2/94 3/94 1/94 2/94 4/94 5/94 5/94 5/94 7/94 8/94	1,141,262 1,042,529 667,003 1,350,944 1,841,379 1,611,756 1,092,796 1,778,667 1,350,037 1,091,250 1,030,029 1,089,546 1,022,311 754,056 773,498	88% 100% 100% 100% 100% 100% 96% 100% 100% 88% 92% 92% 96% 100% 100%
		----		----------
		409		17,637,063
		====		==========

An average effective rental per unit is $3,589 per year ($299 per month).

Item 2 - Properties (continued):

SERIES 11
PARTNERSHIP -----------	LOCATION OF PROPERTY -----------	# OF UNIT -----	DATE ACQUIRED --------	PROPERTY COST --------	OCCU-PANCY RATE ------
Homestead Mountain Oak Eloy Gila Bend Creekstone Tifton Cass Towne Warsaw Royston Red Bud Cardinal Parsons	Pinetop, AZ Collinsville, AL Eloy, AZ Gila Bend, AZ Dallas, GA Tifton, GA Cartersville, GA Warsaw, VA Royston, GA Mokane, MO Mountain Home, AR Parsons, KS	32 24 24 36 40 36 10 56 25 8 32 38	9/94 9/94 11/94 11/94 12/94 12/94 12/94 12/94 12/94 12/94 12/94 12/94	1,796,664 879,424 968,171 1,344,413 2,008,604 1,706,886 327,374 3,344,104 936,525 301,117 509,809 1,353,652	97% 83% 92% 75% 93% 100% 100% 100% 100% 100% 94% 95%
		----		-----------
		361		15,476,743
		====		===========

An average effective rental per unit is $4,050 per year ($338 per month).

Item 2 - Properties (continued):

A summary of the cost of the properties at December 31, 2002, 2001 and 2000 is as follows:

12/31/02
	SERIES 7	SERIES 8	SERIES 9
Land Land Improvements Buildings Furniture and Fixtures Properties, at Cost Less: Accum.Depreciation Properties, Net	$ 1,634,610 206,488 42,091,649 1,752,517 ----------- 45,685,264 14,581,914 ----------- $31,103,350 ===========	$ 1,978,809 441,428 43,361,894 1,759,346 ----------- 47,541,477 14,711,554 ----------- $32,829,923 ===========	$ 1,099,659 191,080 23,636,482 1,056,807 ----------- 25,984,028 7,296,692 ----------- $18,687,336 ===========

	SERIES 10	SERIES 11	TOTAL
Land Land Improvements Buildings Furniture and Fixtures Properties, at Cost Less: Accum.Depreciation Properties, Net	$ 648,625 62,866 16,357,375 568,197 ----------- 17,637,063 4,174,124 ----------- $13,462,939 ===========	$ 599,197 4,695 14,357,965 514,886 ----------- 15,476,743 3,784,175 ----------- $11,692,568 ===========	$ 5,960,900 906,557 139,805,365 5,651,753 ------------ 152,324,575 44,548,459 ------------ $107,776,116 ============

              12/31/01
	SERIES 7	SERIES 8	SERIES 9
Land Land Improvements Buildings Furniture and Fixtures Properties, at Cost Less: Accum.Depreciation Properties, Net	$ 1,633,733 171,081 42,034,681 1,695,712 ----------- 45,535,207 13,115,126 ----------- $32,420,081 ===========	$ 1,978,810 438,402 43,352,026 1,687,504 ----------- 47,456,742 13,207,423 ----------- $34,249,319 ===========	$ 1,099,659 191,950 23,610,863 1,022,817 ----------- 25,925,289 6,489,753 ----------- $19,435,536 ===========

	SERIES 10	SERIES 11	TOTAL
Land Land Improvements Buildings Furniture and Fixtures Properties, at Cost Less: Accum.Depreciation Properties, Net	$ 648,625 59,331 16,331,572 552,469 ----------- 17,591,997 3,710,595 ----------- $13,881,402 ===========	$ 599,197 0 14,308,048 486,430 ----------- 15,393,675 3,255,491 ----------- $12,138,184 ===========	$ 5,960,024 860,764 139,637,190 5,444,932 ------------ 151,902,910 39,778,388 ------------ $112,124,522 ============

12/31/00
	SERIES 7	SERIES 8	SERIES 9
Land Land Improvements Buildings Furniture and Fixtures Properties, at Cost Less: Accum.Depreciation Properties, Net	$ 1,629,533 169,981 41,899,148 1,741,414 ----------- 45,440,076 11,657,985 ----------- $33,782,091 ===========	$ 1,978,810 434,656 43,329,157 1,635,661 ----------- 47,378,284 11,686,945 ----------- $35,691,339 ===========	$ 1,099,659 180,333 23,595,258 988,906 ----------- 25,864,156 5,669,383 ----------- $20,194,773 ===========

	SERIES 10	SERIES 11	TOTAL
Land Land Improvements Buildings Furniture and Fixtures Properties, at Cost Less: Accum.Depreciation Properties, Net	$ 648,625 59,331 16,318,322 532,906 ----------- 17,559,184 3,232,262 ----------- $14,326,922 ===========	$ 599,196 0 14,293,070 452,992 ----------- 15,345,258 2,731,802 ----------- $12,613,456 ===========	$ 5,955,823 844,301 139,434,955 5,351,879 ------------ 151,586,958 34,978,377 ------------ $116,608,581 ============

Item 3. Legal Proceedings

   Gateway is not a party to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

   As of March 31, 2003, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

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

   (b)   Approximate Number of Equity Security Holders:

                                               Number of Holders
     Title of Class                           as of March 31, 2003
Limited Partner Interest                              2,254
General Partner Interest                                  2

Item 6.  Selected Financial Data

FOR THE YEARS ENDED MARCH 31,
SERIES 7	2003 ----	2002 ----	2001 ----	2000 ----	1999 ----
Total Revenues	$ 51,700	$ 60,809	$ 59,053	$ 51,236	$ 43,550
Net Loss	(233,056)	(390,210)	(508,769)	(555,736)	(812,428)
Equity in Losses of Project Partnerships	(137,118)	(317,296)	(434,461)	(471,721)	(718,721)
Total Assets	1,979,828	2,171,233	2,509,975	2,972,199	3,481,841
Investments In Project Partnerships	1,278,834	1,436,847	1,773,751	2,237,728	2,749,505
Per Weighted Average Limited Partnership Unit: (A) Tax Credits Portfolio Income Passive Loss	163.08 6.94 (113.17)	163.08 11.28 (129.83)	161.40 13.30 (131.90)	161.40 11.50 (117.20)	161.40 11.20 (112.50)
Net Loss	(22.20)	(37.16)	(48.45)	(52.93)	(77.37)

FOR THE YEARS ENDED MARCH 31,
SERIES 8	2003 ----	2002 ----	2001 ----	2000 ----	1999 ----
Total Revenues	$ 45,825	$ 45,655	$ 55,568	$ 48,434	$ 45,764
Net Loss	(193,325)	(365,765)	(539,766)	(1,247,292)	(1,055,240)
Equity in Losses of Project Partnerships	(82,830)	(272,241)	(457,729)	(1,158,932)	(960,106)
Total Assets	1,305,623	1,442,531	1,749,931	2,238,666	3,435,008
Investments In Project Partnerships	560,231	654,569	940,463	1,423,188	2,612,574
Per Weighted Average Limited Partnership Unit: (A) Tax Credits Portfolio Income Passive Loss	162.03 7.29 (125.60)	162.38 11.09 (142.75)	160.80 12.30 (141.80)	160.80 10.70 (133.70)	160.80 10.60 (137.00)
Net Loss	(19.18)	(36.28)	(53.54)	(123.73)	(104.68)

FOR THE YEARS ENDED MARCH 31,
SERIES 9	2003 ----	2002 ----	2001 ----	2000 ----	1999 ----
Total Revenues	$ 20,528	$ 25,461	$ 28,868	$ 25,243	$ 24,872
Net Loss	(346,402)	(407,619)	(457,177)	(547,924)	(570,231)
Equity in Losses of Project Partnerships	(279,770)	(355,237)	(409,450)	(496,765)	(517,316)
Total Assets	1,676,155	1,982,691	2,326,088	2,774,157	3,289,179
Investments In Project Partnerships	1,211,933	1,506,444	1,849,358	2,303,872	2,818,653
Per Weighted Average Limited Partnership Unit: (A) Tax Credits Portfolio Income Passive Loss	154.93 6.10 (127.50)	154.93 9.42 (136.20)	153.40 11.40 (130.00)	153.40 10.40 (124.90)	153.40 10.10 (106.70)
Net Loss	(54.84)	(64.53)	(72.37)	(86.74)	(90.27)

FOR THE YEARS ENDED MARCH 31,
SERIES 10	2003 ----	2002 ----	2001 ----	2000 ----	1999 ----
Total Revenues	$ 16,204	$ 19,793	$ 26,582	$ 24,705	$ 24,421
Net Loss	(246,694)	(227,243)	(321,107)	(328,409)	(264,781)
Equity in Losses of Project Partnerships	(201,773)	(191,862)	(292,747)	(299,182)	(237,276)
Total Assets	2,442,508	2,674,512	2,889,469	3,202,510	3,523,986
Investments In Project Partnerships	2,014,742	2,232,728	2,451,287	2,764,397	3,086,492
Per Weighted Average Limited Partnership Unit: (A) Tax Credits Portfolio Income Passive Loss	151.14 8.34 (93.89)	151.14 10.98 (96.98)	149.60 12.50 (105.00)	149.60 11.30 (103.70)	149.60 11.10 (89.60)
Net Loss	(48.43)	(44.61)	(63.04)	(64.47)	(51.98)

FOR THE YEARS ENDED MARCH 31,
SERIES 11	2003 ----	2002 ----	2001 ----	2000 ----	1999 ----
Total Revenues	$ 18,223	$ 22,823	$ 29,446	$ 27,431	$ 27,001
Net Loss	(207,311)	(209,234)	(202,390)	(164,613)	(152,545)
Equity in Losses of Project Partnerships	(169,857)	(180,099)	(181,405)	(143,181)	(128,802)
Total Assets	3,377,050	3,590,467	3,797,213	3,998,687	4,163,711
Investments In Project Partnerships	2,914,130	3,111,560	3,328,681	3,534,837	3,701,295
Per Weighted Average Limited Partnership Unit: (A) Tax Credits Portfolio Income Passive Loss	147.20 6.21 (61.45)	147.20 10.16 (56.98)	145.70 11.70 (61.40)	145.70 10.20 (51.10)	145.70 10.80 (51.20)
Net Loss	(40.03)	(40.40)	(39.08)	(31.79)	(29.46)

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

   As disclosed on the statement of operations for each Series, except as described below, interest income is comparable for the years ended March 31, 2003, March 31, 2002 and March 31, 2001. General and Administrative expenses - General Partner and General and Administrative expenses - Other for the year ended March 31, 2003 are comparable to March 31, 2002 and March 31, 2001.

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

   Series 7 - Gateway closed this series on October 16, 1992 after receiving $10,395,000 from 635 Limited Partner investors. As of March 31, 2003, the series had invested $7,732,089 in 39 Project Partnerships located in 14 states containing 1,195 apartment units. Average occupancy of the Project Partnerships was 96% at December 31, 2002.

   The Equity in Losses of Project Partnerships decreased from $317,296 for the year ended March 31, 2002 to $137,118 for the year ended March 31, 2003 as a result of not including losses of $725,530, as these losses would reduce the investment in certain Project Partnerships below zero. Equity in losses of Project Partnerships for the year ended March 31, 2002 of $317,296 were comparable to the Equity in Losses of Project Partnerships for the year ended March 31, 2003. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. (These Project Partnerships reported depreciation and amortization of $1,466,589, $1,457,962 and $1,467,030 for the periods ended December 31, 2000, 2001 and 2002, respectively.) As a result, management expects that this Series, as well as the Series described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall management believes the Project Partnerships are operating as expected and are generating tax credits, which meet projections.

   At March 31, 2003, the Series had $390,008 of short-term investments (Cash and Cash Equivalents). It also had $310,986 in Zero Coupon Treasuries with annual maturities providing $68,000 in fiscal year 2004 increasing to $86,000 in fiscal year 2008. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $233,056 for the year ending March 31, 2003. However, after adjusting for Equity in Losses of Project Partnerships of $137,118 and the changes in operating assets and liabilities, net cash used in operating activities was $63,341 of which $46,838 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $68,723 consisting of $37,299 in cash distributions from the Project Partnerships and $31,424 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

   Series 8 - Gateway closed this Series on June 28, 1993 after receiving $9,980,000 from 664 Limited Partner investors. As of March 31, 2003, the series had invested $7,586,105 in 43 Project Partnerships located in 18 states containing 1,207 apartment units. Average occupancy of the Project Partnerships was 94% at December 31, 2002.

   Equity in Losses of Project Partnerships decreased from $457,729 for the year ended March 31, 2001 to $272,241 for the year ended March 31, 2002 to $82,830 for the year ended March 31, 2003. The decreases resulted from not including suspended losses, which increased from $689,097 for the year ended March 31, 2001 to $832,101 for the year ended March 31, 2002 to $865,760 for the year ended March 31, 2003, as these losses would reduce the investment in Project Partnerships below zero. (These Project Partnerships reported depreciation and amortization of $1,578,473, $1,522,646 and $1,516,946 for the periods ended December 31, 2000, 2001 and 2002, respectively.) Overall management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

   At March 31, 2003, the Series had $450,206 of short-term investments (Cash and Cash Equivalents). It also had $295,186 in Zero Coupon Treasuries with annual maturities providing $63,000 in fiscal year 2004 increasing to $82,000 in fiscal year 2008. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $193,325 for the year ending March 31, 2003. However, after adjusting for Equity in Losses of Project Partnerships of $82,830 and the changes in operating assets and liabilities, net cash used in operating activities was $63,229 of which $35,655 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $57,079 consisting of $25,963 received in cash distributions from the Project Partnerships and $31,116 from matured Zero Coupon Treasuries. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee. There were no unusual events or trends to describe.

   Series 9 - Gateway closed this Series on September 30, 1993 after receiving $6,254,000 from 406 Limited Partner investors. As of March 31, 2003, the series had invested $4,914,116 in 24 Project Partnerships located in 11 states containing 624 apartment units. Average occupancy of the Project Partnerships was 96% at December 31, 2002.

   The Equity in Losses of Project Partnerships decreased from $409,450 for the year ended March 31, 2001 to $355,237 for the year ended March 31, 2002 to $279,770 for the year ended March 31, 2003. The decreases resulted from not including suspended losses, which increased from $200,607 for the year ended March 31, 2001 to $300,173 for the year ended March 31, 2002 to $346,247 for the year ended March 31, 2003, as these losses would reduce the investment in Project Partnerships below zero. (These Project Partnerships reported depreciation and amortization of $832,666, $820,700 and $807,268 for the years ended December 31, 2000, 2001 and 2002, respectively.) Overall management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

   At March 31, 2003, the Series had $260,485 of short-term investments (Cash and Cash Equivalents). It also had $203,737 in Zero Coupon Treasuries with annual maturities providing $37,000 in fiscal year 2004 increasing to $47,000 in fiscal year 2009. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $346,402 for the period ending March 31, 2003. After adjusting for Equity in Losses of Project Partnerships of $279,770 and the changes in operating assets and liabilities, net cash used in operating activities was $27,297 of which $10,934 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $36,451 consisting of $15,918 received in cash distributions from the Project Partnerships and $20,533 from matured Zero Coupon Treasuries. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee. There were no unusual events or trends to describe.

   Series 10 - Gateway closed this Series on January 21, 1994 after receiving $5,043,000 from 325 Limited Partner investors. As of March 31, 2003, the series had invested $3,914,672 in 15 Project Partnerships located in 10 states containing 409 apartment units. Average occupancy of the Project Partnerships was 97% at December 31, 2002.

   The Equity in Losses of Project Partnerships increased from $191,862 for the year ended March 31, 2002 to $201,773 for the year ended March 31, 2003 as a result of not including losses of $34,315, as these losses would reduce the investment in certain Project Partnerships below zero. Equity in Losses of Project Partnerships of $292,747 for the year ended March 31, 2001 were comparable to Equity in Losses for the year ended March 31, 2002. (These Project Partnerships reported depreciation and amortization of $496,926, $478,396 and $465,739 for the years ended December 31, 2000, 2001, and 2002 respectively.) Overall management believes the Project Partnerships are operating as expected and are generating tax credits, which meet projections.

   At March 31, 2003, the Series had $251,941 of short-term investments (Cash and Cash Equivalents). It also had $175,825 in Zero Coupon Treasuries with annual maturities providing $28,000 in fiscal year 2004 increasing to $40,000 in fiscal year 2010. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had net loss of $246,694 for the year ending March 31, 2003. After adjusting for Equity in Losses of Project Partnerships of $201,773 and the changes in operating assets and liabilities, net cash used in operating activities was $27,407 of which $19,936 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $27,199 consisting of $12,151 received in cash distributions from the Project Partnerships and $15,048 from matured Zero Coupon Treasuries. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee. There were no unusual events or trends to describe.

   Series 11 - Gateway closed this Series on April 29, 1994 after receiving $5,127,000 from 330 Limited investors. As of March 31, 2003 the series had invested $4,128,042 in 12 Project Partnerships located in 7 states containing 361 apartments. Average occupancy of the Project Partnerships was 94% at December 31, 2002.

   Equity in losses of Project Partnerships were comparable for the years ended March 31, 2001, 2002 and 2003. (These Project Partnerships reported depreciation and amortization of $516,766, $524,869 and $530,098 for the periods ended December 31, 2000, 2001 and 2002.) Overall management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

   At March 31, 2003, the Series had $264,198 of short-term investments (Cash and Cash Equivalents). It also had $198,722 in Zero Coupon Treasuries with annual maturities providing $32,000 in fiscal year 2004 increasing to $44,000 in fiscal year 2010. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had net loss of $207,311 for the year ending March 31, 2003. After adjusting for Equity in Losses of Project Partnerships of $169,857 and the changes in operating assets and liabilities, net cash used in operating activities was $37,274 of which $33,953 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $35,413 consisting of $16,136 from matured Zero Coupon Treasures and $19,277 received in cash distributions from Project Partnerships. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee. There were no unusual events or trends to describe.

Item 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITOR'S REPORT

To the Partners of Gateway Tax Credit Fund III Ltd.

   We have audited the accompanying balance sheets of each of the five Series (Series 7 through 11) constituting Gateway Tax Credit Fund III Ltd. (a Florida Limited Partnership) as of March 31, 2003 and 2002 and the related statements of operations, partners' equity (deficit), and cash flows of each of the five Series for each of the three years in the period then ended.  These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Project Partnerships for which cumulative equity in losses included on the balance sheets as of March 31, 2003 and 2002 and net losses included on the statements of operations for each of the three years in the period ended March 31, 2003 are:
	Cumulative Equity In Losses March 31, ---------		Partnership Loss Year Ended March 31, ---------------------
	2003 ----	2002 ----	2003 ----	2002 ----	2001 ----
Series 7	$4,335,041	$4,262,598	$ 70,059	$166,008	$301,031
Series 8	4,392,445	4,150,404	68,561	153,916	270,179
Series 9	1,227,251	1,077,602	149,650	179,779	174,853
Series 10	595,038	485,619	109,420	85,164	93,627
Series 11	1,219,058	1,047,897	171,160	169,727	157,100

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

   In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of each of the five Series (Series 7 through 11) constituting Gateway Tax Credit Fund III Ltd. as of March 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

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

                                         /s/ Spence Marston, Bunch, Morris & Co.
                                         SPENCE, MARSTON, BUNCH, MORRIS & CO.
                                         Certified Public Accountants

Clearwater, Florida
June 12, 2003

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
MARCH 31, 2003 AND 2002
SERIES 7	2003 ----	2002 ----

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at March 31, 2003 and 2002)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  390,008
64,155
-----------
454,163

246,831
1,278,834
-----------
$1,979,828
===========

$   69,660
-----------
69,660
-----------

437,160
-----------

1,549,556
(76,548)
-----------
1,473,008
-----------
$1,979,828
===========

$  384,626
60,470
-----------
445,096

289,290
1,436,847
-----------
$2,171,233
===========

$   68,252
-----------
68,252
-----------

396,917
-----------

1,780,281
(74,217)
-----------
1,706,064
-----------
$2,171,233
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
MARCH 31, 2003 AND 2002
SERIES 8	2003 ----	2002 ----

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043
for Series 10 and 5,127 for Series 11 at March 31, 2003 and 2002)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$ 450,206
59,583
----------509,789

235,603
560,231
---------$1,305,623
==========

$  61,828
----------
61,828
----------

513,976
----------

810,146
(80,327)
-----------
729,819
-----------
$1,305,623
===========

$ 456,356
55,888
----------
512,244

275,718
654,569
----------
$1,442,531
==========

$  60,485
----------
60,485
----------

458,902
----------

1,001,538
(78,394)
-----------
923,144
-----------
$1,442,531
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
MARCH 31, 2003 AND 2002
SERIES 9	2003 ----	2002 ----

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at March 31, 2003 and 2002)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  260,485
35,177
-----------
295,662

168,560
1,211,933
-----------
$1,676,155
===========

$   35,252
-----------
35,252
-----------

318,435
-----------

1,364,080
(41,612)
-----------
1,322,468
-----------
$1,676,155
===========

$  251,331
33,325
-----------
284,656

191,591
1,506,444
-----------
$1,982,691
===========

$   34,316
-----------
34,316
-----------

279,505
-----------

1,707,018
(38,148)
-----------
1,668,870
-----------
$1,982,691
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
MARCH 31, 2003 AND 2002
SERIES 10	2003 ----	2002 ----

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

    Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at March 31, 2003 and 2002)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  251,941
26,620
-----------
278,561

149,205
2,014,742
-----------
$2,442,508
===========

$   35,197
-----------
35,197
-----------

86,436
-----------

2,341,846
(20,971)
-----------
2,320,875
-----------
$2,442,508
===========

$  252,149
25,668
-----------
277,817

163,967
2,232,728
-----------
$2,674,512
===========

$   34,582
-----------
34,582
-----------

72,361
-----------

2,586,073
(18,504)
-----------
2,567,569
-----------
$2,674,512
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
MARCH 31, 2003 AND 2002
SERIES 11	2003 ----	2002 ----

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at March 31, 2003 and 2002
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  264,198
30,129
-----------
294,327

168,593
2,914,130
-----------
$3,377,050
===========

$   33,669
-----------
33,669
-----------

11,661
-----------

3,344,393
(12,673)
-----------
3,331,720
-----------
$3,377,050
===========

$  266,059
28,271
-----------
294,330

184,577
3,111,560
------------
$3,590,467
============

$  34,342
-----------
34,342
-----------

17,094
-----------

3,549,631
(10,600)
------------
3,539,031
------------
$3,590,467
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
MARCH 31, 2003 AND 2002
TOTAL SERIES 7 -11	2003 ----	2002 ----

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at March 31, 2003 and 2002)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$ 1,616,838
215,664
------------
1,832,502

968,792
7,979,870
------------
$10,781,164
============

$   235,606
-----------
235,606
-----------

1,367,668
-----------

9,410,021
(232,131)
-----------
9,177,890
-----------
$10,781,164
============

$ 1,610,521
203,622
------------
1,814,143

1,105,143
8,942,148
------------
$11,861,434
============

$   231,977
-----------
231,977
-----------

1,224,779
-----------

10,624,541
(219,863)
------------
10,404,678
------------
$11,861,434
============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,
SERIES 7	2003 ----	2002 ----	2001 ----

Revenues:
 Interest Income
 Other Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of  Project Partnerships
Equity in Losses of Project  Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee Certificate
Number of Beneficial Assignee Certificates Outstanding

$  28,612
23,088
----------
51,700
----------

87,082

32,765
21,107
6,684
----------
147,638
----------

(95,938)

(137,118)
----------
$ (233,056)
===========

$ (230,725)
(2,331)
----------
$ (233,056)
===========

$   (22.20)
===========
10,395
===========

$  36,075
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

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,
SERIES 8	2003 ----	2002 ----	2001 ----

Revenues:
 Interest Income
 Other Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of  Project Partnerships
Equity in Losses of Project  Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial
Assignee Certificate
Number of Beneficial Assignee
Certificates Outstanding

$  26,630
19,195
----------
45,825
----------

90,730

36,127
24,723
4,740
----------
156,320
----------

(110,495)

(82,830)
----------
$(193,325)
==========

$(191,392)
(1,933)
----------
$(193,325)
==========

$  (19.18)
==========
9,980
==========

$  35,358
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

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,
SERIES 9	2003 ----	2002 ----	2001 ----

Revenues:
 Interest Income
 Other Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of  Project Partnerships
Equity in Losses of Project
 Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial
Assignee Certificate
Number of Beneficial Assignee
Certificates Outstanding

$  16,095
4,433
----------
20,528
----------

49,865

20,164
13,875
3,256
----------
87,160
----------

(66,632)

(279,770)
----------
$(346,402)
==========

$(342,938)
(3,464)
----------
$(346,402)
==========

$  (54.84)
==========
6,254
==========

$  20,661
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

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,
SERIES 10	2003 ----	2002 ----	2001 ----

Revenues:
 Interest Income
 Other Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of  Project Partnerships
Equity in Losses of Project
 Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee Certificate
Number of Beneficial Assignee Certificates Outstanding

$  15,454
750
----------
16,204
----------

34,013

12,601
9,699
4,812
----------
61,125
----------

(44,921)

(201,773)
----------
$(246,694)
==========

$(244,227)
(2,467)
----------
$(246,694)
==========

$  (48.43)
==========
5,043
==========

$  19,793
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

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,
SERIES 11	2003 ----	2002 ----	2001 ----

Revenues:
 Interest Income
 Other Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses
 of Project Partnerships
Equity in Losses of Project
 Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial
Assignee Certificate
Number of Beneficial Assignee
Certificates Outstanding

$  18,223
0
----------
18,223
----------

28,518

10,081
8,782
8,296
----------
55,677
----------

(37,454)

(169,857)
----------
$(207,311)
==========

$(205,238)
(2,073)
----------
$(207,311)
==========

$  (40.03)
==========
5,127
==========

$  22,823
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

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,
TOTAL SERIES 7 - 11	2003 ----	2002 ----	2001 ----

Revenues:
 Interest Income
 Other Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses
 of Project Partnerships
Equity in Losses of Project
 Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

$   105,014
47,466
-----------
152,480
-----------

290,208

111,738
78,186
27,788
-----------
507,920
-----------

(355,440)

(871,348)
-----------
$(1,226,788)
============

$(1,214,520)
(12,268)
------------
$(1,226,788)
============

$   134,710
39,831
-----------
174,541
-----------

291,338

71,332
67,424
27,783
-----------
457,877
-----------

(283,336)

(1,316,735)
-----------
$(1,600,071)
============

$(1,584,071)
(16,000)
------------
$(1,600,071)
============

$  177,901
21,616
-----------199,517
-----------

292,524

55,628
69,171
35,611
-----------
452,934
-----------

(253,417)

(1,775,792)
-----------
$(2,029,209)
============

$(2,008,916)
(20,293)
-----------
$(2,029,209)
============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (deficit)

FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001:
SERIES 7	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2000 Net Loss Balance at March 31, 2001 Net Loss Balance at March 31, 2002 Net Loss Balance at March 31, 2003	$2,670,270 (503,681) ---------- 2,166,589 (386,308) ---------- 1,780,281 (230,725) ---------- $1,549,556 ===========	$ (65,227) (5,088) ---------- (70,315) (3,902) ---------- (74,217) (2,331) ---------- $ (76,548) ===========	$2,605,043 (508,769) ---------- 2,096,274 (390,210) ----------- 1,706,064 (233,056) ----------- $1,473,008 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (deficit)

FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001:
SERIES 8	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2000 Net Loss Balance at March 31, 2001 Net Loss Balance at March 31, 2002 Net Loss Balance at March 31, 2003	$1,898,013 (534,368) ---------- 1,363,645 (362,107) ---------- 1,001,538 (191,392) ---------- $ 810,146 ===========	$(69,338) (5,398) ---------- (74,736) (3,658) ---------- (78,394) (1,933) ---------- $ (80,327) ==========	$1,828,675 (539,766) ----------- 1,288,909 (365,765) ----------- 923,144 (193,325) ----------- $ 729,819 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (deficit)

FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001:
SERIES 9	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2000 Net Loss Balance at March 31, 2001 Net Loss Balance at March 31, 2002 Net Loss Balance at March 31, 2003	$2,563,166 (452,605) ---------- 2,110,561 (403,543) ---------- 1,707,018 (342,938) ---------- $1,364,080 ===========	$ (29,500) (4,572) ---------- (34,072) (4,076) ---------- (38,148) (3,464) ---------- $ (41,612) ==========	$2,533,666 (457,177) ---------- 2,076,489 (407,619) ---------- 1,668,870 (346,402) ---------- $1,322,468 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (deficit)

FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001:
SERIES 10	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2000 Net Loss Balance at March 31, 2001 Net Loss Balance at March 31, 2002 Net Loss Balance at March 31, 2003	$3,128,940 (317,896) ---------- 2,811,044 (224,971) ---------- 2,586,073 (244,227) ---------- $2,341,846 ==========	$ (13,021) (3,211) ---------- (16,232) (2,272) ---------- (18,504) (2,467) ---------- $ (20,971) ==========	$3,115,919 (321,107) ---------- 2,794,812 (227,243) ---------- 2,567,569 (246,694) ---------- $2,320,875 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (deficit)

FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001:
SERIES 11	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2000 Net Loss Balance at March 31, 2001 Net Loss Balance at March 31, 2002 Net Loss Balance at March 31, 2003	$3,957,139 (200,366) ---------- 3,756,773 (207,142) ---------- 3,549,631 (205,238) ---------- $3,344,393 ===========	$ (6,484) (2,024) --------- (8,508) (2,092) --------- (10,600) (2,073) --------- $ (12,673) =========	$3,950,655 (202,390) ---------- 3,748,265 (209,234) ---------- 3,539,031 (207,311) ---------- $3,331,720 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (deficit)

FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001:
TOTAL SERIES 7 - 11	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2000 Net Loss Balance at March 31, 2001 Net Loss Balance at March 31, 2002 Net Loss Balance at March 31, 2003	$14,217,528 (2,008,916) ----------- 12,208,612 (1,584,071) ----------- 10,624,541 (1,214,520) ----------- $9,410,021 ===========	$(183,570) (20,293) ---------- (203,863) (16,000) ---------- (219,863) (12,268) ---------- $(232,131) ==========	$14,033,958 (2,029,209) ----------- 12,004,749 (1,600,071) ----------- 10,404,678 (1,226,788) ----------- $9,177,890 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001:
SERIES 7 --------	2003 ----	2002 ----	2001 ----

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

Cash Flows from Investing Activities:
 Distributions Received from Project  Partnerships
 Redemption of Investment in Securities

     Net Cash Provided by Investing      Activities

Increase in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$(233,056) 6,684 (25,226) 137,118 32,576 (23,088) 41,651 ---------- (63,341) ---------- 37,299 31,424 ---------- 68,723 ---------- 5,382 384,626 ---------- $ 390,008 ==========	$(390,210) 6,685 (27,373) 317,296 27,811 (24,734) 51,468 ---------- (39,057) ---------- 37,656 32,189 ---------- 69,845 ---------- 30,788 353,838 ---------- $ 384,626 ==========	$(508,769) 9,756 (29,071) 434,461 23,730 (12,886) 46,545 ---------- (36,234) ---------- 32,646 33,270 ---------- 65,916 ---------- 29,682 324,156 ---------- $ 353,838 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001:
SERIES 8 --------	2003 ----	2002 ----	2001 ----

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

Cash Flows from Investing Activities:
  Distributions Received from Project   Partnerships
  Redemption of Investment in Securities

     Net Cash Provided by Investing      Activities

Increase (Decrease) in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$(193,325) 4,740 (22,580) 82,830 27,883 (19,195) 56,418 ---------- (63,229) ---------- 25,963 31,116 ---------- 57,079 ---------- (6,150) 456,356 ---------- $ 450,206 ==========	$(365,765) 4,739 (24,482) 272,241 23,584 (10,297) 58,366 ---------- (41,614) ---------- 19,211 31,416 ---------- 50,627 ---------- 9,013 447,343 ---------- $ 456,356 ==========	$(539,766) 7,386 (26,093) 457,729 20,667 (7,011) 51,030 --------- (36,058) --------- 24,621 33,333 --------- 57,954 --------- 21,896 425,447 --------- $ 447,343 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001:
SERIES 9 --------	2003 ----	2002 ----	2001 ----

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

Cash Flows from Investing Activities:
  Distributions Received from Project   Partnerships
  Redemption of Investment in Securities

     Net Cash Provided by Investing      Activities

Increase in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$(346,402) 3,256 (13,821) 279,770 14,467 (4,433) 39,866 ---------- (27,297) ---------- 15,918 20,533 ---------- 36,451 ---------- 9,154 251,331 ---------- $ 260,485 ==========	$(407,619) 3,254 (14,874) 355,237 12,651 (4,800) 38,984 ---------- (17,167) ---------- 14,461 21,349 ---------- 35,810 ---------- 18,643 232,688 ---------- $ 251,331 ==========	$(457,177) 4,553 (15,723) 409,450 10,477 (1,719) 34,348 ---------- (15,791) ---------- 16,992 21,523 ---------- 38,515 ---------- 22,724 209,964 ---------- $ 232,688 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001:
SERIES 10 --------	2003 ----	2002 ----	2001 ----

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

Cash Flows from Investing Activities:
  Distributions Received from Project   Partnerships
  Redemption of Investment in Securities

     Net Cash Provided by Investing      Activities

Increase (Decrease) in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$(246,694) 4,812 (13,191) 201,773 11,953 (750) 14,690 ---------- (27,407) ---------- 12,151 15,048 ---------- 27,199 ---------- (208) 252,149 ---------- $ 251,941 ==========	$(227,243) 4,811 (13,976) 191,862 10,314 0 12,287 ---------- (21,945) ---------- 21,886 15,686 ---------- 37,572 ---------- 15,627 236,522 ---------- $ 252,149 ==========	$(321,107) 5,622 (14,616) 292,747 8,792 0 8,065 --------- (20,497) --------- 14,741 16,208 --------- 30,949 --------- 10,452 226,070 --------- $ 236,522 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001:
SERIES 11 --------	2003 ----	2002 ----	2001 ----

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

Cash Flows from Investing Activities:
  Distributions Received from Project   Partnerships
  Redemption of Investment in Securities

     Net Cash Provided by Investing      Activities

Increase (Decrease) in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$(207,311) 8,296 (15,873) 169,857 13,863 (6,106) ---------- (37,274) ---------- 19,277 16,136 --------- 35,413 --------- (1,861) 266,059 --------- $ 264,198 ==========	$(209,234) 8,294 (16,655) 180,099 11,670 2,488 ---------- (23,338) ---------- 28,728 16,330 --------- 45,058 --------- 21,720 244,339 --------- $ 266,059 ==========	$(202,390) 8,294 (17,218) 181,405 9,570 917 ---------- (19,422) ---------- 16,457 16,430 ---------- 32,887 ---------- 13,465 230,874 ---------- $ 244,339 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001:
TOTAL SERIES 7 - 11 --------	2003 ----	2002 ----	2001 ----

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

Cash Flows from Investing Activities:
  Distributions Received from Project   Partnerships
  Redemption of Investment in Securities

     Net Cash Provided by Investing      Activities

Increase in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$(1,226,788) 27,788 (90,691) 871,348 100,742 (47,466) 146,519 ----------- (218,548) ----------- 110,608 114,257 ----------- 224,865 ----------- 6,317 1,610,521 ----------- $1,616,838 ===========	$(1,600,071) 27,783 (97,360) 1,316,735 86,030 (39,831) 163,593 ----------- (143,121) ----------- 121,942 116,970 ----------- 238,912 ----------- 95,791 1,514,730 ----------- $1,610,521 ===========	$(2,029,209) 35,611 (102,721) 1,775,792 73,236 (21,616) 140,905 ---------- (128,002) ---------- 105,457 120,764 ---------- 226,221 ---------- 98,219 1,416,511 ---------- $1,514,730 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2003, 2002 AND 2001

NOTE 1 - ORGANIZATION:

   Gateway Tax Credit Fund III Ltd. ("Gateway"), a Florida Limited Partnership, was formed October 17, 1991 under the laws of Florida. Gateway offered its limited partnership interests in Series. The first Series for Gateway is Series 7. Operations commenced on July 16, 1992 for Series 7, January 4, 1993 for Series 8, September 30, 1993 for Series 9, January 21, 1994 for Series 10 and April 29, 1994 for Series 11. Each Series invests, as a limited partner, in other limited partnerships ("Project Partnerships"), each of which owns and operates apartment complexes eligible for Low-Income Housing Tax Credits ("Tax Credits"), provided for in Section 42 of the Internal Revenue Code of 1986. Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the Limited Partnership Agreement. As of March 31, 2003, Gateway had received capital contributions of $1,000 from the General Partners and $36,799,000 from the investor Limited Partners.

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

Reclassifications

   For comparability, the 2001 and 2002 figures have been reclassified, where appropriate, to conform with the financial statement presentation used in 2003.

Recent Accounting Pronouncements

   In August 2001, the Financial Accounting Standards Board issued SFAS No. 144,"Accounting for the Impairment or Disposal of Long-Lived  Assets".  SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived  assets.  SFAS No. 144 supersedes SFAS No.121,  "Accounting  for the  Impairment of Long-Lived  Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Partnership adopted SFAS No. 144 effective January 1,  2002.  The adoption did not have an effect on the financial position or results of operations of the Partnership.

   In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities,  an Interpretation of ARB No. 51." FIN46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN46 must be applied for the first interim or annual period beginning after June 15, 2003. The Partnership is currently evaluating the effect, if any, that the adoption of FIN46 will have on its results of operations and financial condition.

NOTE 3 - INVESTMENT IN SECURITIES:

   The March 31, 2003 Balance Sheet includes Investment in Securities consisting of U.S. Treasury Security Strips which represents their cost, plus accreted interest income of $166,298 for Series 7, $146,941 for Series 8, $89,383 for Series 9, $82,373 for Series 10 and $95,667 for Series 11.
	Estimated Market Value ---------------	Cost Plus Accreted Interest ----------------	Gross Unrealized Gains and (Losses) ----------------
Series 7	$ 384,000	$ 310,986	$ 73,014
Series 8	361,000	295,186	65,814
Series 9	252,000	203,737	48,263
Series 10	230,000	175,825	54,175
Series 11	266,000	198,722	67,278
As of March 31, 2003, the cost and accreted interest of debt securities by contractual maturities is as follows:		Series 7 --------	Series 8 --------	Series 9 --------
Due within 1 year		$ 64,155	$ 59,583	$ 35,177
After 1 year through 5 years		186,862	177,328	103,104
After 5 years through 10 years		59,969	58,275	65,456
		---------	---------	---------
Total Amount Carried on Balance Sheet		$ 310,986 =========	$ 295,186 =========	$ 203,737 =========
		Series 10 --------	Series 11 --------	Total --------
Due within 1 year		$ 26,620	$ 30,129	$ 215,664
After 1 year through 5 years		76,080	87,550	630,924
After 5 years through 10 years		73,125	81,043	337,868
		---------	---------	---------
Total Amount Carried on Balance Sheet		$ 175,825 =========	$ 198,722 =========	$1,184,456 ==========

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

   For the periods ended March 31, 2003, 2002, and 2001 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

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
	2003 ----	2002 ----	2001 ----
Series 7	$ 87,082	$ 87,394	$ 87,683
Series 8	90,730	91,032	91,364
Series 9	49,865	50,027	50,178
Series 10	34,013	34,115	34,212
Series 11	28,518 ---------	28,770 ---------	29,087 ---------
Total	$ 290,208 =========	$ 291,338 =========	$ 292,524 =========

   General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statement of Operations.
	2003 ----	2002 ----	2001 ----
Series 7	$ 32,765	$ 20,917	$ 16,312
Series 8	36,127	23,062	17,985
Series 9	20,164	12,872	10,038
Series 10	12,601	8,045	6,274
Series 11	10,081 ---------	6,436 ---------	5,019 ---------
Total	$111,738 =========	$ 71,332 =========	$ 55,628 =========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

SERIES 7

   As of March 31, 2003, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 39 Project Partnerships which own and operate government assisted multi-family housing complexes.

   Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
MARCH 31, 2003 --------------	MARCH 31, 2002 --------------

Capital Contributions to Project Partner- ships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition  fees and expenses

Investments in Project Partnerships

$ 7,732,089 (6,862,243) (204,444) ----------- 665,402 793,335 (179,903) ----------- $ 1,278,834 ============	$ 7,732,089 (6,725,125) (190,234) ----------- 816,730 793,335 (173,218) ----------- $ 1,436,847 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $2,658,435 for the year ended March 31, 2003 and cumulative suspended losses of $1,932,905 for the year ended March 31, 2002 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 8

   As of March 31, 2003, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 43 Project Partnerships which own and operate government assisted multi-family housing complexes.

   Cash flows from operations are allocated according to each Partnership agreement.
Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
MARCH 31, 2003 --------------	MARCH 31, 2002 --------------

Capital Contributions to Project Partner- ships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition  fees and expenses

Investments in Project Partnerships

$ 7,586,105 (7,303,925) (158,899) ----------- 123,281 549,773 (112,823) ----------- $ 560,231 ===========	$ 7,586,105 (7,221,095) (152,130) ----------- 212,880 549,773 (108,084) ----------- $ 654,569 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $3,065,413 for the year ended March 31, 2003 and cumulative suspended losses of $2,199,653 for the year ended March 31, 2002 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 9

   As of March 31, 2003, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 24 Project Partnerships which own and operate government assisted multi-family housing complexes.

   Cash flows from operations are allocated according to each Partnership agreement.
Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
MARCH 31, 2003 --------------	MARCH 31, 2002 --------------

Capital Contributions to Project Partner- ships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition  fees and expenses

Investments in Project Partnerships

$ 4,914,116 (3,770,400) (122,154) ----------- 1,021,562 244,087 (53,716) ----------- $ 1,211,933 ===========	$ 4,914,116 (3,490,627) (110,670) ----------- 1,312,819 244,087 (50,462) ----------- $ 1,506,444 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $925,614 for the year ended March 31, 2003 and cumulative suspended losses of $279,195 for the year ended March 31, 2002 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 10

   As of March 31, 2003, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 15 Project Partnerships which own and operate government assisted multi-family housing complexes.

   Cash flows from operations are allocated according to each Partnership agreement.
Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
MARCH 31, 2003 --------------	MARCH 31, 2002 --------------

Capital Contributions to Project Partner- ships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition  fees and expenses

Investments in Project Partnerships

$ 3,914,672 (1,898,143) (148,645) ----------- 1,867,884 196,738 (49,880) ----------- $ 2,014,742 ===========	$ 3,914,672 (1,696,369) (137,244) ----------- 2,081,059 196,738 (45,069) ----------- $ 2,232,728 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $94,384 for the year ended March 31, 2003 and cumulative suspended losses of $60,069 for the year ended March 31, 2002 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 11

   As of March 31, 2003, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 12 Project Partnerships which own and operate government assisted multi-family housing complexes.

   Cash flows from operations are allocated according to each Partnership agreement.
Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
MARCH 31, 2003 --------------	MARCH 31, 2002 --------------

Capital Contributions to Project Partner- ships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition  fees and expenses

Investments in Project Partnerships

$ 4,128,042 (1,293,389) (142,928) ----------- 2,691,725 290,335 (67,930) ----------- $ 2,914,130 ===========	$ 4,128,042 (1,123,530) (123,651) ----------- 2,880,861 290,335 (59,636) ----------- $ 3,111,560 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $40,610 for the year ended March 31, 2003 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   The following is a summary of Investments in Project Partnerships:
TOTAL SERIES 7 - 11	MARCH 31, 2003 --------------	MARCH 31, 2002 --------------

Capital Contributions to Project Partner- ships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition  fees and expenses

Investments in Project Partnerships

	$28,275,024 (21,128,100) (777,070) ----------- 6,369,854 2,074,268 (464,252) ----------- $ 7,979,870 ===========	$28,275,024 (20,256,746) (713,929) ----------- 7,304,349 2,074,268 (436,469) ----------- $ 8,942,148 ===========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
DECEMBER 31,
SERIES 7	2002 ----	2001 ----	2000 ----

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

Other partners' share of net loss

Partnership's share of net loss

Suspended losses

Equity in Losses of Project Partnerships

$ 3,546,381
31,103,350
50,943
-----------
$34,700,674
===========

$   844,292
36,170,712
-----------
37,015,004
-----------

(2,103,991)
(210,339)
-----------
(2,314,330)
-----------

$34,700,674
===========

$ 6,061,519
-----------
3,129,792
2,335,459
1,467,630
-----------
6,932,881
-----------
$  (871,362)
============
$    (8,714)
============
$  (862,648)

725,530
------------

$  (137,118)
============

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
============

(1)  As of December 31, 2002, the largest Project Partnership constituted 5.2% and 5.4%, and as of December 31, 2001 the largest Project Partnership constituted 5.2% and 5.4% of the combined total assets by series and combined total revenues by series, respectively.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
DECEMBER 31,
SERIES 8	2002 ----	2001 ----	2000 ----

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

Other partners' share of net loss

Partnership's share of net loss

Suspended losses

Equity in Losses of Project Partnerships

$ 3,241,125
32,829,923
65,889
-----------
$36,136,937
===========

$ 1,247,298
38,160,367
-----------
39,407,665
-----------

(2,760,061)
(510,667)
-----------
(3,270,728)
-----------

$36,136,937
===========

$ 5,730,666
-----------
3,051,073
2,123,237
1,516,946
-----------
6,691,256
-----------
$  (960,589)
============
$   (12,000)
============
$  (948,590)

865,760
------------

$   (82,830)
============

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
============

(1)  As of December 31, 2002, the largest Project Partnership constituted 5.5% and 4.3%, and as of December 31, 2001 the largest Project Partnership constituted 5.6% and 5.7% of the combined total assets by series and combined total revenues by series, respectively.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
DECEMBER 31,
SERIES 9	2002 ----	2001 ----	2000 ----

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

Other partners' share of net loss

Partnership's share of net loss

Suspended losses

Equity in Losses of Project Partnerships

$ 1,662,424
18,687,336
22,800
-----------
$20,372,560
===========

$   332,748
20,220,384
-----------
20,553,132
-----------

60,033
(240,605)
-----------
(180,572)
-----------

$20,372,560
===========

$ 3,146,415
-----------
1,637,020
1,334,467
807,268
------------
3,778,755
------------
$  (632,340)
============
$    (6,323)
============
$  (626,017)

346,247
------------

$  (279,770)
============

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
============

(1)  As of December 31, 2002, the largest Project Partnership constituted 7.7 % and 6.6%, and as of December 31, 2001 the largest Project Partnership constituted 10.7% and 8.5% of the combined total assets by series and combined total revenues by series, respectively.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
DECEMBER 31,
SERIES 10	2002 ----	2001 ----	2000 ----

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

Other partners' share of net loss

Partnership's share of net loss

Suspended losses

Equity in Losses of Project Partnerships

$ 1,550,938
13,462,939
7,263
-----------
$15,021,140
===========

$   314,259
13,223,246
-----------
13,537,505
-----------

1,772,744
(289,109)
-----------
1,483,635
-----------

$15,021,140
===========

$ 1,901,592
-----------
1,075,495
599,922
465,739
-----------
2,141,156
-----------
$ (239,564)
===========
$   (3,476)
===========
$ (236,088)

34,315
------------

$  (201,773)
============

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
============

(1)  As of December 31, 2002, the largest Project Partnership constituted 11.1% and 9.4%, and as of December 31, 2001 the largest Project Partnership constituted 11.0% and 12.9% of the combined total assets by series and combined total revenues by series, respectively.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
DECEMBER 31,
SERIES 11	2002 ----	2001 ----	2000 ----

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

Other partners' share of net loss

Partnership's share of net loss

Suspended losses

Equity in Losses of Project Partnerships

$ 1,154,999
11,692,568
130,037
-----------
$12,977,604
===========

$   277,172
10,233,992
-----------
10,511,164
-----------

2,664,470
(198,030)
-----------
2,466,440
-----------

$12,977,604
===========

$ 1,668,728
-----------
966,246
396,246
530,098
-----------
1,892,590
-----------
$ (223,862)
===========
$  (13,395)
===========
$ (210,467)

40,610
-----------

$ (169,857)
===========

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
============
$ (181,405)

0
------------

$ (181,405)
============

(1)  As of December 31, 2002, the largest Project Partnership constituted 21.0% and 21.5%, and as of December 31, 2001 the largest Project Partnership constituted 21.1% and 20.7% of the combined total assets by series and combined total revenues by series, respectively.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
DECEMBER 31,
TOTAL SERIES 7 - 11	2002 ----	2001 ----	2000 ----

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

Other partners' share of net loss

Partnership's share of net loss

Suspended losses

Equity in Losses of Project Partnerships

$ 11,155,867
107,776,116
276,932
------------
$119,208,915
============

$  3,015,769
118,008,701
------------
121,024,470
------------

(366,805)
(1,448,750)
------------
(1,815,555)
------------

$119,208,915
============

$ 18,508,920
------------
9,859,626
6,789,331
4,787,681
------------
21,436,638
------------
$(2,927,718)
============
$   (43,908)
============
$(2,883,810)

2,012,462
------------

$  (871,348)
============

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
	Equity Per Project Partnership -----------------	Equity Per Partnership -----------
Series 7 Series 8 Series 9 Series 10 Series 11	$(2,103,991) (2,760,061) 60,033 1,772,744 2,664,470	$ 665,402 123,280 1,021,565 1,867,886 2,691,727

NOTE 6 - TAXABLE INCOME (LOSS):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:
SERIES 7	2003 ----	2002 ----	2001 ----
Net Loss per Financial Statements	$(233,056)	$(390,210)	$(508,769)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(927,361)	(882,199)	(787,758)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	21,890	(20,798)	(5,087)
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense	43,642 (9,419) -----------	40,604 20,227 -----------	43,842 11,739 -----------
Partnership loss for tax purposes as of December 31	$(1,104,304) ============	$(1,232,376) ============	$(1,246,033) ============
	December 31, 2002 ------------	December 31, 2001 ------------	December 31, 2000 ------------
Federal Low Income Housing Tax Credits (Unaudited)	$ 1,695,195 ===========	$ 1,695,195 ===========	$ 1,695,199 ===========

   The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2003 are as follows:

                               Financial         Tax
                               Reporting         Reporting
                               Purposes #9;          Purposes           Differences
Investments in Local
Limited Partnerships          $1,278,834         $(2,937,557)        $ 4,216,391
Other Assets                  $  700,994         $ 1,882,368         $(1,181,374)
Liabilities                   $  506,820         $    11,692         $   495,128

NOTE 6 - TAXABLE INCOME (LOSS):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:
SERIES 8	2003 ----	2002 ----	2001 ----
Net Loss per Financial Statements	$ (193,325)	$ (365,765)	$ (539,766)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(1,046,407)	(1,002,523)	(819,558)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	(2,521)	1,017	(433)
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense	58,766 2,753 -----------	46,564 6,135 -----------	47,922 6,067 -----------
Partnership loss for tax purposes as of December 31	$(1,180,734) ============	$(1,314,572) ============	$(1,305,768) ============
	December 31, 2002 ------------	December 31, 2001 ------------	December 31, 2000 ------------
Federal Low Income Housing Tax Credits (Unaudited)	$ 1,617,063 ===========	$ 1,620,507 ===========	$ 1,620,506 ===========

   The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2003 are as follows:

                               Financial          Tax
                               Reporting          Reporting
                               Purposes           Purposes        Differences
Investments in Local
Limited Partnerships           $  560,231         $(3,403,848)     $ 3,964,079

Other Assets                   $  745,392         $ 1,927,673      $(1,182,281)
Liabilities                    $  575,804         $    14,374      $   561,430

NOTE 6 - TAXABLE INCOME (LOSS):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:
SERIES 9	2003 ----	2002 ----	2001 ----
Net Loss per Financial Statements	$ (346,402)	$ (407,619)	$ (457,177)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(460,255)	(420,765)	(328,207)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	4,083	(502)	(938)
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense	41,045 2,281 -----------	32,339 3,677 -----------	32,760 4,780 -----------
Partnership loss for tax purposes as of December 31	$ (759,248) ============	$ (792,870) ============	$ (748,782) ============
	December 31, 2002 ------------	December 31, 2001 ------------	December 31, 2000 ------------
Federal Low Income Housing Tax Credits (Unaudited)	$ 968,960 ============	$ 968,960 ============	$ 968,961 ============

   The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2003 are as follows:

                               Financial         Tax
                               Reporting         Reporting
                               Purposes          Purposes         Differences

Investments in Local
Limited Partnerships          $ 1,211,933        $  (697,119)       $ 1,909,052
Other Assets                  $   464,222        $ 1,206,423       $  (742,201)
Liabilities                   $   353,687        $     7,570       $   346,117

NOTE 6 - TAXABLE INCOME (LOSS):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:
SERIES 10	2003 ----	2002 ----	2001 ----
Net Loss per Financial Statements	$ (246,694)	$ (227,243)	$ (321,107)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(206,405)	(221,853)	(163,670)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	2,066	1,745	863
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense	15,375 4,204 -----------	7,995 5,625 -----------	6,943 5,619 -----------
Partnership loss for tax purposes as of December 31	$ (431,454) ============	$ (433,731) ============	$ (471,352) ============
	December 31, 2002 ------------	December 31, 2001 ------------	December 31, 2000 ------------
Federal Low Income Housing Tax Credits (Unaudited)	$ 762,218 ============	$ 762,218 ============	$ 762,217 ============

   The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2003 are as follows:

                               Financial          Tax
                               Reporting          Reporting
                               Purposes           Purposes        Differences

Investments in Local
Limited Partnerships           $ 2,014,742        $   619,837      $ 1,394,905
Other Assets                   $   427,766        $ 1,026,975      $  (599,209)
Liabilities                    $   121,633        $     4,865      $   116,768

NOTE 6 - TAXABLE INCOME (LOSS):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:
SERIES 11	2003 ----	2002 ----	2001 ----
Net Loss per Financial Statements	$ (207,311)	$ (209,234)	$ (202,390)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(80,878)	(40,367)	(63,857)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	1,090	2,828	494
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense	(4,403) 8,295 -----------	(1,563) 8,297 -----------	202 8,291 -----------
Partnership loss for tax purposes as of December 31	$ (283,207) ============	$ (240,039) ============	$ (257,260) ============
	December 31, 2002 ------------	December 31, 2001 ------------	December 31, 2000 ------------
Federal Low Income Housing Tax Credits (Unaudited)	$ 754,678 ============	$ 754,678 ============	$ 754,677 ===========

   The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2003 are as follows:

                                Financial         Tax
                                Reporting         Reporting
                                Purposes          Purposes          Differences

Investments in Local
Limited Partnerships            $ 2,914,130       $ 2,504,548       $   409,582
Other Assets                    $   462,920       $   909,707       $  (446,787)
Liabilities                     $    45,330       $     3,998       $    41,332

NOTE 6 - TAXABLE INCOME (LOSS):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:
TOTAL SERIES 7-11	2003 ----	2002 ----	2001 ----
Net Loss per Financial Statements	$(1,226,788)	$(1,600,071)	$(2,029,209)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(2,721,306)	(2,567,707)	(2,163,050)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	26,608	(15,710)	(5,101)
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense	154,425 8,114 -----------	125,939 43,961 -----------	131,669 36,496 -----------
Partnership loss for tax purposes as of December 31	$(3,758,947) ============	$(4,013,588) ============	$(4,029,195) ============

   The difference in the total value of the Partnership's Investment in Project Partnerships is approximately $3,299,995 higher for Series 7, $2,915,355 higher for Series 8, $1,455,465 higher for Series 9, $1,182,629 higher for Series 10 and $334,500 higher for Series 11 for financial reporting purposes than for tax return purposes because (i) there were depreciation differences between financial reporting purposes and tax return purposes and (ii) certain expenses are not deductible for tax return purposes.

   The differences in the assets and liabilities of the Fund for financial reporting purposes and tax reporting purposes for the year ended March 31, 2003 are as follows:

                               Financial         Tax
                               Reporting         Reporting
                               Purposes          Purposes         Differences

Investments in Local
Limited Partnerships           $ 7,979,870       $(3,914,139)       $11,894,009
Other Assets                   $ 2,801,294       $ 6,953,146        $(4,151,852)
Liabilities                    $ 1,603,274       $    42,499        $ 1,560,775

NOTE 7 - SUBSEQUENT EVENTS

  In 2003, subsequent to the financial statement date, Value Partners, Inc., an affiliate of Raymond James Tax Credit Funds, Inc., the general partner of Logan Heights, purchased the limited partners interest in the apartment project located in Russellville, Kentucky.

NOTE 8 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

Series 7
Year 2003                Quarter 1      Quarter 2     Quarter 3     Quarter 4
                         6/30/2002     9/30/2002     12/31/2002     3/31/2003

Total Revenues           $   7,451     $    7,434    $    7,310     $   29,505

Net Income (Loss)        $ (58,085)    $  (76,505)   $  (71,129)    $ (27,337)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding $   (5.53)    $    (7.29)   $    (6.77)    $   (2.61)

Series 8
Year 2003                Quarter 1     Quarter 2     Quarter 3     Quarter 4
                         6/30/2002     9/30/2002     2/31/2002     3/31/2003

Total Revenues           $   6,966     $   6,956     $   6,778     $  25,125

Net Income (Loss)        $ (54,806)    $ (70,978)    $ (73,705)    $   6,164

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding $   (5.44)    $   (7.04)    $   (7.27)    $    0.57

Series 9
Year 2003                 Quarter 1     Quarter 2      Quarter 3     Quarter 4
                         6/30/2002     9/30/2002     12/31/2002     3/31/2003

Total Revenues           $   4,177     $   4,177     $   4,093     $   8,081

Net Income (Loss)        $ (81,161)    $ (99,946)    $ (97,205)    $ (68,090)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding $  (12.85)    $  (15.82)    $  (15.39)    $  (10.78)

NOTE 7 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)(Continued):

Series 10
Year 2003                Quarter 1     Quarter 2     Quarter 3     Quarter 4
                         6/30/2002     9/30/2002     12/31/2002     3/31/2003

Total Revenues           $   4,027     $   4,065     $   3,982      $   4,130

Net Income (Loss)        $ (47,869)    $ (50,792)    $ (67,969)     $ (80,064)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding $   (9.40)    $   (9.97)    $  (13.34)     $  (15.72)

Series 11
Year 2003                Quarter 1      Quarter 2      Quarter 3     Quarter 4
                         6/30/2002     9/30/2002     12/31/2002     3/31/2003

Total Revenues           $   4,714      $   4,721     $   4,625     $   4,163

Net Income (Loss)        $ (51,328)     $ (39,712)    $ (87,398)    $ (28,873)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding $   (9.91)     $   (7.67)    $  (16.88)    $   (5.57)

Series 7 - 11
Year 2003                 Quarter 1     Quarter 2      Quarter 3    Quarter 4
                         6/30/2002     9/30/2002     12/31/2002     3/31/2003

Total Revenues           $  27,335     $  27,353     $  26,788     $  71,004

Net Income (Loss)        $(293,249)    $(337,933)    $(397,406)    $(198,200)

NOTE 8 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued):

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

NOTE 8 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)(Continued):

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

                             INDEPENDENT AUDITORS' REPORT
                             ----------------------------

To the Partners
Maple Street Apartments Limited Partnership
Emporium, Pennsylvania

We have audited the accompanying balance sheets of Maple Street Apartments Limited Partnership, as of December 31, 2002 and 2001 and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maple Street Apartments Limited Partnership of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 21, 2003 on our consideration of Maple Street Apartments Limited Partnership internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Hill, Barth & King LLC
Certified Public Accountants

January 21, 2003

Habif, Arogeti & Wynne, LLP
5565 Glendridge Connector, Suite 200
Atlanta, GA 30342
PHONE: 404-892-9651
FAX: 404-876-3913

                              INDEPENDENT AUDITORS' REPORT
                             ------------------------------

To the Partners
Creekstone Apartments, L.P.

We have audited the accompanying balance sheets of CREEKSTONE APARTMENTS, L.P. (a limited partnership) as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CREEKSTONE APARTMENTS, L.P. as of December 31, 2002 and 2001, and the results of its operations, its changes in partners equity (deficit), and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10-11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Habif, Arogeti & Wynne, LLP
Certified Public Accountants

Atlanta, Georgia
February 5, 2003

Blackman & Associates, P.C.
17445 Arbor Street, Suite 200
Omaha, Nebraska 68130
PHONE: 402-330-1040
FAX: 402-333-9189

                                 INDEPENDENT AUDITORS' REPORT
                                 -----------------------------

To the Partners of
Gila Bend Housing, Ltd.
(An Arizona Limited Partnership)

We have audited the accompanying balance sheets of Gila Bend Housing, Ltd. (an Arizona Limited Partnership) as of December 31, 2002 and 2001, and the related statements of income (loss), changes in partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America, the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States, and the Rural Development regulations as set forth in the Rural Housing Service Audit Guide dated February, 1999 - specifically, Attachment 1 relating to Rural Rental Housing Loans. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gila Bend Housing, Ltd. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our reports dated January 17, 2003, on our consideration of Gila Bend Housing, Ltd.'s internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. Those reports are an integral part of the audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information is presented for the purposes of additional analysis and is not a required part of the basic financial statements of Gila Bend Housing, Ltd. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects, in relation to the financial statements taken as a whole.

/s/ Blackman & Associates, P.C.
Certified Public Accountants

Omaha, Nebraska

January 17, 2003

Habif, Arogeti & Wynne, LLP
5565 Glenridge Connector, Suite 200
Atlanta, GA 30342
PHONE: 404-892-9651
FAX: 404-876-3913

                                 INDEPENDENT AUDITORS' REPORT
                               -------------------------------

To the Partners of
Manchester Elderly Housing, L.L.P.

We have audited the accompanying balance sheets of MANCHESTER ELDERLY HOUSING, L.L.P. (USDA Rural Development Case No. 10-099-581965616), a limited partnership, as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration's Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MANCHESTER ELDERLY HOUSING, L.L.P. as of December 31, 2002 and 2001, and the results of its operations, its changes in partners equity (deficit), and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, issued by the Comptroller General of the United States, we have also issued our report dated January 31, 2003, on our consideration of MANCHESTER ELDERLY HOUSING, L.L.P.'s internal control and a report dated January 31, 2003, on its compliance with laws and regulations applicable to the financial statements. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 12-15 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Habif, Arogeti & Wynne, LLP
Certified Public Accountants

Atlanta, Georgia
January 31, 2003

Henderson & Godbee, P.C.
3488 N. Valdosta Rd. - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE: 229-245-6040
FAX: 229-245-1669

                                INDEPENDENT AUDITORS' REPORT
                              -------------------------------

To the Partners
Meadow Run Apartments, L.P.
Valdosta, Georgia

We have audited the accompanying balance sheets of Meadow Run Apartments, L.P. (a limited partnership), Federal ID #:58-1994614, as of December 31, 2002 and 2001, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meadow Run Apartments, L.P. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued reports dated January 23, 2003, on our consideration of Meadow Run Apartments, L.P.'s internal control structure and its compliance with laws and regulations. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 23, 2003

Henderson & Godbee, P.C.
3488 N. Valdosta Rd. - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE: 229-245-6040
FAX: 229-245-1669

                                   INDEPENDENT AUDITORS' REPORT
                                 ------------------------------

To the Partners
Mt. Vernon Rental Housing, L.P.
Valdosta, Georgia

We have audited the accompanying balance sheets of Mt. Vernon Rental Housing, L.P. (a limited partnership), Federal ID #:58-1965613, as of December 31, 2002 and 2001, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mt. Vernon Rental Housing, L.P. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with auditing standards generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 23, 2003, on our consideration of Mt. Vernon Rental Housing, L.P.'s internal control structure and a report dated January 23, 2003 on its compliance with laws and regulations. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 23, 2003

Henderson & Godbee, P.C.
3488 N. Valdosta Rd. - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE: 229-245-6040
FAX: 229-245-1669

                                INDEPENDENT AUDITORS' REPORT
                              -------------------------------

To the Partners
Lakeland II L.P.
Lakeland, Georgia

We have audited the accompanying balance sheets of Lakeland II, L.P. (a limited partnership), Federal ID #58-1965624, as of December 31, 2002 and 2001, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeland II, L.P. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 23, 2003, on our consideration of Lakeland II, L.P.'s internal control structure and a report dated January 23, 2003 on its compliance with laws and regulations. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 23, 2003

Henderson & Godbee, P.C.
3488 N. Valdosta Rd. - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE: 229-245-6040
FAX: 229-245-1669

                                INDEPENDENT AUDITORS' REPORT
                             --------------------------------

To the Partners
Blue Ridge Elderly Housing, L.P.
Valdosta, Georgia

We have audited the accompanying balance sheets of Blue Ridge Elderly Housing, L.P. (a limited partnership), Federal ID No.: 58-1936981 as of December 31, 2002 and 2001, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blue Ridge Elderly Housing, L.P. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with auditing standards generally accepted in the United States of America.

In accordance with Government Auditing Standards we have also issued a report dated January 23, 2003 on our consideration of Blue Ridge Elderly Housing, L.P.'s internal control structure and a report dated January 23, 2003 on its compliance with laws and regulations. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 23, 2003

Henderson & Godbee, P.C.
3488 N. Valdosta Rd.-P.O. Box 2241
Valdosta, GA 31604-2241
PHONE: 229-245-6040
FAX: 229-245-1669

                                INDEPENDENT AUDITORS' REPORT
                             --------------------------------

To the Partners
Cottondale Rental Housing, L.P.
Valdosta, Georgia

We have audited the accompanying balance sheet of Cottondale Rental Housing, L.P. (a limited partnership), Federal ID No.: 58-1924862 as of December 31, 2002, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cottondale Rental Housing, L.P. as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The December 31, 2001 financial statements were compiled by us and our report thereon, dated January 29, 2002, stated we did not audit or review those financial statements and, accordingly, expressed no opinion or other form of assurance on them.

In accordance with Government Auditing Standards, we have also issued reports dated January 23, 2003 on our consideration of Cottondale Rental Housing, L.P.'s internal control structure and a report dated January 23, 2003 on its compliance with laws and regulations. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 23, 2003

Henderson & Godbee, P.C.
3488 N. Valdosta Rd. - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE: 229-245-6040
FAX: 229-245-1669

                                INDEPENDENT AUDITORS' REPORT
                             -------------------------------

To the Partners
Arbor Trace Apartments Phase II, L.P.
Lake Park, Georgia

We have audited the accompanying balance sheets of Arbor Trace Apartments Phase II, L.P. (a limited partnership), Federal ID No. 58-2032771 as of December 31, 2002 and 2001, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arbor Trace Apartments Phase II, L.P. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 23, 2003 on our consideration of Arbor Trace Apartments Phase II, L.P.'s internal control structure and a report dated January 23, 2003 on its compliance with laws and regulations. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 23, 2003

Habif, Arogeti & Wynne, LLP
5565 Glenridge Connector, Suite 200
Atlanta, GA 30342
PHONE: 404-892-9651
FAX: 404-876-3913

                                    INDEPENDENT AUDITORS' REPORT
                                 -------------------------------

To the Partners
Omega Rental Housing, L.P.

We have audited the accompanying balance sheets of OMEGA RENTAL HOUSING, L.P., (RHS Project No.11-037-582031602) as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' accumulated deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America, the standards applicable to financial statement aduits contained in Government Auditing Standards, issued by the Comptroller General of the United States, and the Rural Development Services Office fo the U.S. Department of Agriculture's, formerly known as the Farmers Home Administration, Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OMEGA RENTAL HOUSING, L.P. as of December 31, 2002 and 2001, and the results of its operations, its changes in partners' accumulated deficit, and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 17, 2003, on our consideration of OMEGA RENTAL HOUSING, L.P.'s internal control and a report dated January 17, 2003, on its compliance with laws and regulations applicable to the financial statements.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 11-13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Habif, Arogeti & Wynne, LLP
Certified Public Accountants

Atlanta, Georgia
January 17, 2003

Habif, Arogeti & Wynne, LLP
5565 Glenridge Connector, Suite 200
Atlanta, GA 30342
PHONE: 404-892-9651
FAX: 404-876-3913

                                  INDEPENDENT AUDITORS' REPORT
                               --------------------------------

To the Partners
Magnolia Place, L.P.

We have audited the accompanying balance sheets of MAGNOLIA PLACE, L.P. (a limited partnership) as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MAGNOLIA PLACE, L.P. as of December 31, 2002 and 2001, and the results of its operations, its changes in partners' equity, and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10-11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Habif, Arogeti & Wynne, LLP
Certified Public Accountants

Atlanta, Georgia
January 17, 2003

Baird, Kurtz & Dobson, LLP
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE: 479-452-1040
FAX: 479-452-5542

                               INDEPENDENT AUDITORS' REPORT
                            --------------------------------

Partners
Antlers Properties I, A Limited Partnership
D/B/A Woodbine Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of Antlers Properties I, A Limited Partnership, D/B/A Woodbine Apartments as of December 31, 2002 and 2001, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Antlers Properties I, A Limited Partnership, D/B/A Woodbine Apartments as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 5, 2003, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of the laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Baird, Kurtz & Dobson, LLP
Certified Public Accountants

February 5, 2003

Baird, Kurtz & Dobson, LLP
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE: 479-452-1040
FAX: 479-452-5542

                                 INDEPENDENT AUDITORS' REPORT
                              -------------------------------

Partners
Meadowview Properties, A Limited Partnership
D/B/A Meadowview Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of Meadowview Properties, A Limited Partnership, D/B/A Meadowview Apartments as of December 31, 2002 and 2001, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meadowview Properties, A Limited Partnership, D/B/A Meadowview Apartments as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 5, 2003, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of the laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Baird, Kurtz & Dobson, LLP
Certified Public Accountants

February 5, 2003

Eide Bailly LLP
200 E. 10th Street, Suite 500
P.O. Box 5126
Sioux Falls, SD 57117-5126
PHONE: 605-339-1999
FAX: 605-339-1306

                               INDEPENDENT AUDITORS' REPORT
                            -------------------------------

The Partners
Sunrise I Apartments Limited Partnership
Sioux Falls, South Dakota

We have audited the accompanying balance sheets of Sunrise I Apartments Limited Partnership as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunrise I Apartments Limited Partnership as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated January 23, 2003 on our consideration of Sunrise I Apartments Limited Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplementary information on pages 11 and 12 is presented for the purposes of additional analysis and is not a required part of the financial statements of Sunrise I Apartments Limited Partnership. Such information has been subjected to the auditing procedures applied in the audits of the financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the financial statements taken as a whole.

/s/ Eide Bailly LLP
Certified Public Accountants

Sioux Falls, South Dakota
January 23, 2003

Miller & Rose, P.A.
1309 E. Race Avenue
Searcy, AR 72143
PHONE: 501-268-8356
FAX: 501-268-9362

                                INDEPENDENT AUDITORS' REPORT
                             --------------------------------

Partners
Pioneer Apartments, An Arkansas Limited Partnership
D/B/A Pioneer Apartments
351 E. 4th Street
Mountain Home, AR 72653

We have audited the accompanying financial statements of Pioneer Apartments, An Arkansas Limited Partnership D/B/A Pioneer Apartments as of December 31, 2002 and 2001, and for the years then ended, as listed in the table of contents. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pioneer Apartments, An Arkansas Limited Partnership D/B/A Pioneer Apartments as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 5, 2003 on our consideration of Pioneer Apartments, An Arkansas Limited Partnership D/B/A Pioneer Apartments' internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Miller & Rose, P.A.
Certified Public Accountants

February 5, 2003

Miller & Rose, P.A.
1309 E. Race Avenue
Searcy, AR 72143
PHONE: 501-268-8356
FAX: 501-268-9362

                                INDEPENDENT AUDITORS' REPORT
                             -------------------------------

Partners
Cardinal Apartments, An Arkansas Limited Partnership
D/B/A Cardinal Apartments
351 E. 4th Street
Mountain Home, AR 72653

We have audited the accompanying financial statements of Cardinal Apartments, An Arkansas Limited Partnership D/B/A Cardinal Apartments as of December 31, 2002 and 2001, and for the years then ended, as listed in the table of contents. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cardinal Apartments, An Arkansas Limited Partnership, D/B/A Cardinal Apartments as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Miller & Rose, P.A.
Certified Public Accountants

January 29, 2003

Bernard Robinson & Company, L.L.P.
109 Muirs Chapel Rd.-P.O. Box 19608
Greensboro, NC 27419-9608
PHONE: 336-294-4494
FAX: 336-547-0840

                                    INDEPENDENT AUDITORS' REPORT
                                 --------------------------------

To the Partners
Peachtree Associates Limited Partnership
Charlotte, North Carolina

We have audited the accompanying balance sheets of Peachtree Associates Limited Partnership (a South Carolina limited partnership) as of December 31, 2002 and 2001, and the related statements of operations, partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peachtree Associates Limited Partnership as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated January 31, 2003, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

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

/s/ Bernard Robinson & Company, L.L.P.
Certified Public Accountants

January 31, 2003

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE: 276-669-5531
FAX: 276-669-5576

                                INDEPENDENT AUDITORS' REPORT
                               ------------------------------

To the Partners
Mountain City Manor Limited Partnership

I have audited the accompanying balance sheets of Mountain City Manor Limited Partnership as of December 31, 2002 and 2001, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mountain City Manor Limited Partnership as of December 31, 2002 and 2001, and the results of its operations, changes in partners' deficit, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued my report dated February 15, 2003 on my consideration of Mountain City Manor Limited Partnership's internal control over financial reporting and on my tests of its compliance with certain provisions of laws and regulations.

/s/ Thomas C. Cunningham, CPA PC
Certified Public Accountants

February 15, 2003

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE: 276-669-5531
FAX: 276-669-5576

                               INDEPENDENT AUDITORS' REPORT
                             ---------------------------------

To the Partners
Tazewell Village Limited Partnership

I have audited the accompanying balance sheets of Tazewell Village Limited Partnership as of December 31, 2002 and 2001, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tazewell Village Limited Partnership as of December 31, 2002 and 2001, and the results of its operations, changes in partners' deficit, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued my report dated February 15, 2003 on my consideration of Tazewell Village Limited Partnership's internal control over financial reporting and on my tests of its compliance with certain provisions of laws and regulations.

/s/ Thomas C. Cunningham, CPA PC
Certified Public Accountants

February 15, 2003

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE: 276-669-5531
FAX: 276-669-5576

                                INDEPENDENT AUDITORS' REPORT
                             -----------------------------------

To the Partners
Jamestown Village Limited Partnership

I have audited the accompanying balance sheets of Jamestown Village Limited Partnership as of December 31, 2002 and 2001, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jamestown Village Limited Partnership as of December 31, 2002 and 2001, and the results of its operations, changes in partners' deficit, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued my report dated February 15, 2003 on my consideration of Jamestown Village Limited Partnership's internal control over financial reporting and on my tests of its compliance with certain provisions of laws and regulations.

/s/ Thomas C. Cunningham, CPA PC
Certified Public Accountants

February 15, 2003

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE: 276-669-5531
FAX: 276-669-5576

                             INDEPENDENT AUDITORS' REPORT
                           --------------------------------

To the Partners
Clinch View Manor Limited Partnership

I have audited the accompanying balance sheets of Clinch View Manor Limited Partnership as of December 31, 2002 and 2001, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clinch View Manor Limited Partnership as of December 31, 2002 and 2001, and the results of its operations, changes in partners' deficit, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued my report dated February 15, 2003 on my consideration of Clinch View Manor Limited Partnership's internal control over financial reporting and on my tests of its compliance with certain provisions of laws and regulations.

/s/ Thomas C. Cunningham, CPA PC
Certified Public Accountants

February 15, 2003

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE: 276-669-5531
FAX: 276-669-5576

                                INDEPENDENT AUDITORS' REPORT
                            ------------------------------------

To the Partners
Warsaw Manor Limited Partnership

I have audited the accompanying balance sheets of Warsaw Manor Limited Partnership as of December 31, 2002 and 2001, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Warsaw Manor Limited Partnership as of December 31, 2002 and 2001, and the results of its operations, changes in partners' (deficit)/equity, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued my report dated February 15, 2003 on my consideration of Warsaw Manor Limited Partnership's internal control over financial reporting and on my tests of its compliance with certain provisions of laws and regulations.

/s/ Thomas C. Cunningham, CPA PC
Certified Public Accountant

February 15, 2003

Lou Ann Montey and Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin, TX 78759
PHONE: 512-338-0044
FAX: 512-338-5395

                                INDEPENDENT AUDITORS' REPORT
                             -----------------------------------

To The Partners
Elsa Retirement, Ltd.-(A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Elsa Retirement, Ltd.-(A Texas Limited Partnership) as of December 31, 2002 and 2001, and the related statements of income (loss), partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards as issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Elsa Retirement, Ltd.-(A Texas Limited Partnership) as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 8, 2003, on our consideration of the internal control structure of Elsa Retirement, Ltd.-(A Texas Limited Partnership) and a report dated February 8, 2003, on its compliance with laws and regulations.

/s/ Lou Ann Montey and Associates, P.C.
Certified Public Accountants

Austin, Texas
February 8, 2003

Lou Ann Montey and Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin, TX 78759
PHONE: 512-338-0044
FAX: 512-338-5395

                               INDEPENDENT AUDITORS' REPORT
                             --------------------------------

To The Partners
Dilley Retirement, Ltd.-(A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Dilley Retirement, Ltd.-(A Texas Limited Partnership) as of December 31, 2002 and 2001, and the related statements of income (loss), partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dilley Retirement, Ltd.-(A Texas Limited Partnership) as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 13, 2003, on our consideration of the internal control structure of Dilley Retirement, Ltd.-(A Texas Limited Partnership) and a report dated February 13, 2003, on its compliance with laws and regulations.

/s/ Lou Ann Montey and Associates, P.C.
Certified Public Accountants

Austin, Texas
February 13, 2003

Lou Ann Montey and Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin, TX 78759
PHONE: 512-338-0044
FAX: 512-338-5395

                               INDEPENDENT AUDITORS' REPORT
                           ----------------------------------

To The Partners
Taylor Retirement, Ltd.-(A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Taylor Retirement, Ltd.-(A Texas Limited Partnership) as of December 31, 2002 and 2001, and the related statements of income (loss) and partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards as issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Taylor Retirement, Ltd.- (A Texas Limited Partnership) as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the Unites States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 17, 2003, on our consideration of the internal control structure of Taylor Retirement, Ltd.-(A Texas Limited Partnership)and a report dated February 17, 2003, on its compliance with laws and regulations.

/s/ Lou Ann Montey and Associates, P.C.
Certified Public Accountants

Austin, Texas
February 17, 2003

Lou Ann Montey and Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin, TX 78759
PHONE: 512-338-0044
FAX: 512-338-5395

                             INDEPENDENT AUDITORS' REPORT
                         ----------------------------------

To The Partners
Donna Retirement, Ltd.-(A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Donna Retirement, Ltd.-(A Texas Limited Partnership) as of December 31, 2002 and 2001, and the related statements of income (loss), partners' equity, and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Donna Retirement, Ltd.-(A Texas Limited Partnership) as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 10, 2003, on our consideration of the internal control structure of Donna Retirement, Ltd.-(A Texas Limited Partnership)and a report dated February 10, 2003, on its compliance with laws and regulations.

/s/ Lou Ann Montey and Associates, P.C.
Certified Public Accountants

Austin, Texas
February 10, 2003

David G. Pelliccione, C.P.A., P.C.
329 Commercial Drive, Suite 120
Savannah, GA 31406
PHONE: 912-354-2334
FAX: 912-354-2443

                                INDEPENDENT AUDITORS' REPORT
                              -------------------------------

To The Partners
Brooks Lane Apartments, L.P.

We have audited the accompanying balance sheets of BROOKS LANE APARTMENTS, L.P., as of December 31, 2002 and 2001 and the related statement of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of The Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BROOKS LANE APARTMENTS, L.P., as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles of the United States.

In accordance with Government Auditing Standards, we have also issued our report dated February 10, 2003, on our consideration of BROOKS LANE APARTMENTS, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ David G. Pelliccione, C.P.A., P.C.
Certified Public Accountants

Savannah, Georgia
February 10, 2003

David G. Pelliccione, C.P.A., P.C.
329 Commercial Dr., Suite 120
Savannah, GA 31406
PHONE: 912-354-2334
FAX: 912-354-2443

                                 INDEPENDENT AUDITORS' REPORT
                              --------------------------------

To The Partners
Brooks Field Apartments, L.P.

We have audited the accompanying balance sheets of BROOKS FIELD APARTMENTS, L.P., as of December 31, 2002 and 2001 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of The Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BROOKS FIELD APARTMENTS, L.P., as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles of the United States.

In accordance with Government Auditing Standards, we have also issued our report dated February 10, 2003, on our consideration of BROOKS FIELD APARTMENTS, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ David G. Pelliccione, C.P.A., P.C.
Certified Public Accountants

Savannah, Georgia
February 10, 2003

David G. Pelliccione, C.P.A., P.C.
329 Commercial Dr., Suite 120
Savannah, GA 31406
PHONE: 912-354-2334
FAX: 912-354-2443

                                 INDEPENDENT AUDITORS' REPORT
                               --------------------------------

To The Partners
Brooks Point Apartments, L.P.

We have audited the accompanying balance sheets of BROOKS POINT APARTMENTS, L.P., as of December 31, 2002 and 2001, and the related statements of operations, partners' equity and cash flow for the years then ended. These financial statements are the responsibility of The Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BROOKS POINT APARTMENTS, L.P., as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles of the United States.

In accordance with Government Auditing Standards, we have also issued our report dated February 10, 2003, on our consideration of BROOKS POINT APARTMENTS, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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
February 10, 2003

McCartney & Company, P.C.
2121 University Park Drive - Suite 150
Okemos, MI 48864
PHONE: 517-347-5000
FAX: 517-347-5007

                               INDEPENDENT AUDITORS' REPORT
                           ---------------------------------

Partners
Mariner Cove Apartments Limited Partnership
DeWitt, Michigan

We have audited the accompanying balance sheets of Mariner Cove Apartments Limited Partnership as of December 31, 2002 and 2001, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mariner Cove Apartments Limited Partnership as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated March 18, 2003, on our consideration of Mariner Cove Apartments Limited Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report considering the results of our audit.

/s/ McCartney & Company, P.C.
Certified Public Accountants

March 18, 2003

Simmons and Clubb
410 S. Orchard, Suite 156
Boise, ID 83705
PHONE: 208-336-6800
FAX: 208-343-2381

                             INDEPENDENT AUDITORS' REPORT
                          --------------------------------

General Partner
South Brenchley Housing Limited Partnership
Boise, Idaho

We have audited the accompanying balance sheets of South Brenchley Housing Limited Partnership as of December 31, 2002 and 2001, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Brenchley Housing Limited Partnership as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 21, 2003, on our consideration of South Brenchley's internal control, and a report dated January 21, 2003, on its compliance with specific requirements applicable to major programs. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

The partnership's tax returns have been filed allowing the partners to claim a benefit of a low income housing tax credit. Because the compliance and qualification standards of the low income tax housing tax credit are not related to the interest credit agreement and loan agreement, and because the low income housing tax credit relates to income taxes which are the responsibility of each individual partner, the scope of our audit was not designed or intended to audit the partnerships compliance with the low income housing tax credit laws. Accordingly, our audit cannot be relied upon to give assurance with regard to the partnership's compliance with any of the low income housing tax credit laws.

/s/ Roger Clubb
Simmons and Clubb
Certified Public Accountants

Boise, Idaho
January 21, 2003

Gubler & Company, P.C.
1234 W. South Jordan Parkway, #C
South Jordan, UT 84095
PHONE: 801-566-5866
FAX: 801-565-0509

                               INDEPENDENT AUDITORS' REPORT
                              --------------------------------

TO THE PARTNERS
HOMESTEAD WEST LIMITED PARTNERSHIP

We have audited the accompanying balance sheets of Homestead West Limited Partnership, as of December 31, 2002 and 2001 and the related statements of income, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Homestead West Limited Partnership, as of December 31, 2002 and 2001 and the results of its operations, changes in partners' capital, and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued reports dated February 7, 2003 on our consideration of Homestead West Limited Partnership's internal control, and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information on pages 13 through 15 is presented for purposes of additional analysis and is not a required part of the basic financial statements of Homestead West Limited Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Gubler & Company, P.C.
Certified Public Accountants
South Jordan, Utah
February 7, 2003

Miller, Mayer, Sullivan & Stevens LLP
2365 Harrodsburg Rd.
Lexington, KY 40504-3399
PHONE: 859-223-3095
FAX: 859-223-2143

                               INDEPENDENT AUDITORS' REPORT
                            -------------------------------

To the Partners                                       Rural Development
Louisa Senior Apartments, Ltd.                         Morehead, Kentucky

We have audited the accompanying balance sheets of Louisa Senior Apartments, Ltd., (a limited partnership) Case No. 20-064-407447188, as of December 31, 2002 and 2001 and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Louisa Senior Apartments, Ltd. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated January 24, 2003 on our consideration of Louisa Senior Apartments, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

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
January 24, 2003

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

                                INDEPENDENT AUDITORS' REPORT
                            ---------------------------------

To the Partners                                            Rural Development
Wells Hill Apartments, Ltd.                                Morehead, Kentucky

We have audited the accompanying balance sheets of Wells Hill Apartments, Ltd., (a limited partnership) Case No. 20-086-611204241, as of December 31, 2002 and 2001 and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Hill Apartments, Ltd. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated January 24, 2003 on our consideration of Wells Hill Apartments, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

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

/s/ Miller, Mayer, Sullivan & Stevens LLP
Certified Public Accountants

Lexington, Kentucky
January 24, 2003

Eide Bailly LLP
200 East 10th Street, Suite 500
P.O. Box 5126
Sioux Falls, SD 57117-5126
PHONE: 605-339-1999
FAX: 605-339-1306

                               INDEPENDENT AUDITORS' REPORT
                               ------------------------------

The Partners
Lincoln, Ltd.
Pierre, South Dakota

We have audited the accompanying balance sheets of Lincoln, Ltd. (a limited partnership) as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lincoln, Ltd. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated January 18, 2003 on our consideration of Lincoln, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplementary information on pages 12 and 13 is presented for purposes of additional analysis and is not a required part of the financial statements of Lincoln, Ltd. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the financial statements taken as a whole.

/s/ Eide Bailly LLP
Certified Public Accountants

Sioux Falls, South Dakota
January 18, 2003

Eide Bailly LLP
200 East 10th Street, Suite 500
P.O. Box 5126
Sioux Falls, SD 57117-5126
PHONE: 605-339-1999
FAX: 605-339-1306

                                 INDEPENDENT AUDITORS' REPORT
                                ------------------------------

The Partners
Courtyard, Ltd.
Huron, South Dakota

We have audited the accompanying balance sheets of Courtyard, Ltd. (a limited partnership) as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Courtyard, Ltd. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated January 22, 2003, on our consideration of Courtyard, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplementary information on pages 14 and 15 is presented for purposes of additional analysis and is not a required part of the financial statements of Courtyard, Ltd. Such information has been subjected to the auditing procedures applied in the audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Eide Bailly LLP
Certified Public Accountants

Sioux Falls, South Dakota
January 22, 2003

Brockway, Gersbach, McKinnon & Niemeier, P.C.
P.O. Box 4083
Temple, TX 76505-4083
PHONE: 254-773-9907
FAX: 254-773-1570

                             INDEPENDENT AUDITORS' REPORT
                          ---------------------------------

The Partners
Leander Housing 1990, Ltd.
Leander, Texas

We have audited the accompanying balance sheet of Leander Housing 1990, Ltd. (a Texas limited partnership) as of December 31, 2002 and 2001 and the related statements of operations, partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Leander Housing 1990, Ltd. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Governmental Auditing Standards, we have also issued our report dated February 3, 2003, on our consideration of Leander Housing 1990, Ltd.'s internal control and on its compliance with laws and regulations applicable to the financial statements. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 through 18 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Year End Report/Analysis (Form FmHA 1930-8); the Statement of Actual Budget and Income (Form FmHA 1930-7) for the year ended December 31, 2002, and the Supplemental Data Required by USDA Rural Development, is presented for purposes of complying with the requirements of USDA Rural Development and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Brockway, Gersbach, McKinnon & Niemeier, P.C.
Certified Public Accountants

February 3, 2003

Johnson, Hickey & Murchison, P.C.
651 East Fourth Street, Suite 200
Chattanooga, TN 37403-1924
PHONE: 423-756-0052
FAX: 423-267-5945

                                 INDEPENDENT AUDITORS' REPORT
                              --------------------------------

To the General Partners of
Pleasant Valley Apartments, L.P.:

We have audited the accompanying balance sheets of Pleasant Valley Apartments, L.P. as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pleasant Valley Apartments, L.P. as of December 31, 2002 and 2001, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated January 15, 2003, on our consideration of the partnership's internal control over financial reporting and on its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Johnson, Hickey & Murchison, P.C.
Certified Public Accountants

January 15, 2003

Johnson, Hickey & Murchison, P.C.
651 East Fourth Street, Suite 200
Chattanooga, TN 37403-1924
PHONE: 423-756-0052
FAX: 423-267-5945

                                INDEPENDENT AUDITORS' REPORT
                              -----------------------------

To the General Partners of
Brookwood Apartments, L.P.:

We have audited the accompanying balance sheets of Brookwood Apartments, L.P. as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brookwood Apartments, L.P. as of December 31, 2002 and 2001, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated January 14, 2003, on our consideration of the partnership's internal control over financial reporting and on its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Johnson, Hickey & Murchison, P.C.
Certified Public Accountants

January 14, 2003

Johnson, Hickey & Murchison, P.C.
651 East Fourth Street, Suite 200
Chattanooga, TN 37403-1924
PHONE: 423-756-0052
FAX: 423-267-5945

                                INDEPENDENT AUDITORS' REPORT
                            ----------------------------------

To the General Partners of
River Rest Apartments, L.P.:

We have audited the accompanying balance sheets of River Rest Apartments, L.P. as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of River Rest Apartments, L.P. as of December 31, 2002 and 2001, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated January 14, 2003, on our consideration of the partnership's internal control over financial reporting and on its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Johnson, Hickey & Murchison, P.C.
Certified Public Accountants

January 14, 2003

Habif, Arogeti & Wynne, LLP
5565 Glenridge Connector, Suite 200
Atlanta, GA 30342
PHONE: 404-892-9651
FAX: 404-876-3913

                               INDEPENDENT AUDITORS' REPORT
                             -------------------------------

To the Partners
Royston Elderly Housing, L.P.

We have audited the accompanying balance sheets of ROYSTON ELDERLY HOUSING, L.P. (USDA Rural Development Case No. 10-059-582088484), a limited partnership, as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ROYSTON ELDERLY HOUSING, L.P. as of December 31, 2002 and 2001, and the results of its operations, its changes in partners' equity (deficit), and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, issued by the Comptroller General of the United States, we have also issued our report dated January 31, 2003, on our consideration of ROYSTON ELDERLY HOUSING, L.P.'s internal control and a report dated January 31, 2003, on its compliance with laws and regulations applicable to the financial statements. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Habif, Arogeti & Wynne, LLP
Certified Public Accountants

Atlanta, Georgia
January 31, 2003

Leavitt, Christensen & Co.
9100 W. Blackeagle Drive
Boise, ID 83709
PHONE: 208-322-6769
FAX: 208-322-7307

                                INDEPENDENT AUDITORS' REPORT
                           ----------------------------------

Managing General Partner
Heritage Park Associates Limited Partnership
Boise, Idaho

We have audited the accompanying balance sheets of Heritage Park Associates Limited Partnership, as of December 31, 2002 and 2001, and the related statements of operations, partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heritage Park Associates Limited Partnership as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued reports dated January 16, 2003 on our consideration of Heritage Park Associates Limited Partnership's internal control and on its compliance with laws and regulations. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Leavitt, Christensen & Co.
Certified Public Accountants

January 16, 2003

Bob T. Robinson
2084 Dunbarton Drive
Jackson, MS 39216
PHONE: 601-982-3875
FAX: 601-982-3876

                               INDEPENDENT AUDITORS' REPORT
                           ---------------------------------

To the Partners
Elderly Housing of Pontotoc, L.P.

I have audited the accompanying balance sheet of Elderly Housing of Pontotoc, L.P. (RD Case number 28-058-640818315), as of December 31, 2002 and 2001, and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Elderly Housing of Pontotoc, L.P. as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, I have also issued my report dated February 3, 2003 on my consideration of Elderly Housing of Pontotoc, L.P.,s internal control and on my tests of its compliance with certain provisions of laws, regulations, contracts and grants. This report is an integral part of the audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of my audit.

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

The annual budgets of Elderly Housing of Pontotoc, L.P. included in the accompanying prescribed form RD 1930-7 (Rev 7-00) have not been compiled or examined by me, and I do not express any form of assurance on them. In addition they may contain departures from guidelines for presentation of prospective financial information established by the American Institute of Certified Public Accountants. The actual results may vary from the presentation and the variations may be material.

/s/ Bob T. Robinson
Certified Public Accountant

February 3, 2003
Jackson, Mississippi

Donald W. Causey & Associates, P.C.
516 Walnut Street-P.O. Box 775
Gadsden, AL 35902
PHONE: 256-543-3707
FAX:  256-543-9800

                               INDEPENDENT AUDITORS' REPORT
                             -------------------------------

To the Partners
Lakeshore II, Ltd.
Tuskegee, Alabama

We have audited the accompanying balance sheets of Lakeshore II, Ltd., a limited partnership, RHS Project No.: 01-044-631056927 as of December 31, 2002 and 2001, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeshore II, Ltd., RHS Project No.: 01-044-631056927 as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2002 and 2001, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 27, 2003 on our consideration of Lakeshore II, Ltd.'s, internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountants

Gadsden, Alabama

February 27, 2003

Donald W. Causey & Associates, P.C.
516 Walnut Street-P.O. Box 775
Gadsden, AL 35902
PHONE: 256-543-3707
FAX: 256-543-9800

                               INDEPENDENT AUDITORS' REPORT
                          -----------------------------------

To the Partners
Skyview Apartments, Ltd.
Troy, Alabama

We have audited the accompanying balance sheets of Skyview Apartments, Ltd., a limited partnership, RHS Project No.: 01-055-631086473 as of December 31, 2002 and 2001, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Skyview Apartments, Ltd., RHS Project No.: 01-055-631086473 as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2002 and 2001, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole

In accordance with Government Auditing Standards, we have also issued a report dated February 27, 2003 on our consideration of Skyview Apartments, Ltd.'s, internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountants

Gadsden, Alabama
February 27, 2003

Donald W. Causey & Associates, P.C.
516 Walnut Street-P.O. Box 775
Gadsden, AL 35902
PHONE: 256-543-3707
FAX: 256-543-9800

                                INDEPENDENT AUDITORS' REPORT
                              --------------------------------

To the Partners
Meadowview Apartments, Ltd.
Greenville, Alabama

We have audited the accompanying balance sheets of Meadowview Apartments, Ltd., a limited partnership, as of December 31, 2002 and 2001, and the related statement of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meadowview Apartments, Ltd., as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Donald W. Causey and Associates, P.C.
Certified Public Accountant

Gadsden, Alabama
February 26, 2003

Donald W. Causey & Associates, P.C.
516 Walnut Street-P.O. Box 775
Gadsden, AL 35902
PHONE: 256-543-3707
FAX: 256-543-9800

                                 INDEPENDENT AUDITORS' REPORT
                              --------------------------------

To the Partners
Applegate Apartments, Ltd.
Florence, Alabama

We have audited the accompanying balance sheets of Applegate Apartments, Ltd., a limited partnership, as of December 31, 2002 and 2001, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Applegate Apartments, Ltd., as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountants

Gadsden, Alabama
February 24, 2003

Donald W. Causey & Associates, P.C.
516 Walnut Street-P.O. Box 775
Gadsden, AL 35902
PHONE: 256-543-3707
FAX: 256-543-9800

                               INDEPENDENT AUDITORS' REPORT
                            -----------------------------------

To the Partners
Heatherwood Apartments, Ltd.
Alexander City, Alabama

We have audited the accompanying balance sheets of Heatherwood Apartments, Ltd., a limited partnership, as of December 31, 2002 and 2001, and the related statement of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heatherwood Apartments, Ltd., as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountants

Gadsden, Alabama
February 12, 2003

Turk & Giles, CPAs, P.C.
2026 Connecticut-P.O. Box 3766
Joplin, MO 64803
PHONE: 417-623-8666
FAX: 417-623-4075

                                 INDEPENDENT AUDITORS' REPORT
                              ---------------------------------

To the Partners
Galena Seniors, L.P.
Joplin, Missouri 64804

We have audited the accompanying balance sheets of Galena Seniors, L.P. (a limited partnership) as of December 31, 2002 and 2001, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galena Seniors L.P. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 15, 2003 on our consideration of Galena Seniors, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, and contracts. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Supplemental Letter on pages 15-17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

February 15, 2003

Turk & Giles, CPAs, P.C.
2026 Connecticut-P.O. Box 3766
Joplin, MO 64803
PHONE: 417-623-8666
FAX: 417-623-4075

                              INDEPENDENT AUDITORS' REPORT
                          ----------------------------------

To the Partners
Purdy Apartments, L.P.
Joplin, Missouri

We have audited the accompanying balance sheets of Purdy Apartments L.P. (a limited partnership) as of December 31, 2002 and 2001, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Purdy Apartments, L.P. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 15, 2003 on our consideration of Purdy Apartments, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, and contracts. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audits.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Supplemental Letter on pages 15-17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

February 15, 2003

Turk & Giles, CPAs, P.C.
2026 Connecticut-P.O. Box 3766
Joplin, MO 64803
PHONE: 417-623-8666
FAX: 417-623-4075

                              INDEPENDENT AUDITORS' REPORT
                           -------------------------------------

To the Partners
Aurora Seniors, L.P.
Joplin, Missouri 64804

We have audited the accompanying balance sheets of Aurora Seniors, L.P. (a limited partnership) as of December 31, 2002 and 2001, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aurora Seniors L.P. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 15, 2003 on our consideration of Aurora Seniors, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, and contracts. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Supplemental Letter on pages 15-17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

February 15, 2003

Turk & Giles, CPAs, P.C.
2025 Connecticut-P.O. Box 3766
Joplin, MO 64803
PHONE: 417-623-8666
FAX: 417-623-4075

                               INDEPENDENT AUDITORS' REPORT
                             ------------------------------

To the Partners
Baxter Springs Seniors, L.P.
Joplin, Missouri 64804

We have audited the accompanying balance sheets of Baxter Springs Seniors, L.P. (a limited partnership) as of December 31, 2002 and 2001, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Baxter Springs Seniors L.P. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 15, 2003 on our consideration of Baxter Springs Seniors, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, and contracts. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjuction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Supplemental Letter on pages 15-17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

February 15, 2003

Turk & Giles, CPAs, P.C.
2026 Connecticut-P.O. Box 3766
Joplin, MO 64803
PHONE: 417-623-8666
FAX: 417-623-4075

                           INDEPENDENT AUDITORS' REPORT
                          ---------------------------------

To the Partners
Marionville Seniors, L.P.
Joplin, Missouri 64804

We have audited the accompanying balance sheets of Marionville Seniors, L.P. (a limited partnership) as of December 31, 2002 and 2001, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in GOVERNMENT AUDITING STANDARDS issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marionville Seniors, L.P. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 15, 2003 on our consideration of Marionville Seniors, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations and contracts. Those reports are an integral part of an audit perfomed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audits.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Supplemental Letter on pages 15-17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

February 15, 2003

Suellen Doubet, CPA
603 West Cherokee Street
Wagoner, OK 74467
PHONE: 918-485-8085
FAX: 918-485-3092

                                INDEPENDENT AUDITORS' REPORT
                             --------------------------------

To the Partners
of Cavalry Crossing:

I have audited the accompanying balance sheets of Cavalry Crossing (a Kansas Limited Partnership) as of December 31, 2002, and 2001 and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cavalry Crossing as of December 31, 2002, and 2001 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with Government Auditing Standards, I have also issued a report dated March 11, 2003 on my consideration of Cavalry Crossing's compliance and on internal control over financial reporting. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of my audit.

/s/ Suellen Doubet, CPA
Certified Public Accountant
Wagoner, OK 74467
March 11, 2003

Suellen Doubet, CPA
603 West Cherokee Street
Wagoner, OK 74467
PHONE: 918-485-8085
FAX: 918-485-3092

                            INDEPENDENT AUDITORS' REPORT
                           ----------------------------

To the Partners
of Sycamore Landing:

I have audited the accompanying balance sheets of Sycamore Landing (a Kansas Limited Partnership) as of December 31, 2002, and 2001 and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sycamore Landing as of December 31, 2002, and 2001 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with Government Auditing Standards, I have also issued a report dated March 10, 2003 on my consideration of Sycamore Landing's compliance and on internal control over financial reporting. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of my audit.

/s/ Suellen Doubet, CPA
Certified Public Accountan
Wagoner, OK 74467
March 10, 2003

Suellen Doubet, CPA
603 West Cherokee Street
Wagoner, OK 74467
PHONE: 918-485-8085
FAX: 918-485-3092

                              INDEPENDENT AUDITORS' REPORT
                           ---------------------------------

To the Partners of
Parsons Village:

I have audited the accompanying balance sheets of Parsons Village (a Kansas Limited Partnership) as of December 31, 2002, and 2001 and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parsons Village as of December 31, 2002 and December 31, 2001 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with Government Auditing Standards, I have also issued a report dated March 7, 2003 on my consideration of Parsons Village's compliance and on internal control over financial reporting. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of my audit.

/s/ Suellen Doubet, CPA
Certified Public Accountant
Wagoner, OK 74467
March 7, 2003

David G. Pelliccione, C.P.A., P.C.
329 Commercial Drive, Suite 120
Savannah, GA 31406
PHONE: 912-354-2334
FAX: 912-354-2443

                            INDEPENDENT AUDITORS' REPORT
                          -------------------------------

To The Partners
Brookstone Apartments, L.P.

We have audited the accompanying balance sheet of BROOKSTONE APARTMENTS, L.P., as of December 31, 2002 and 2001 and the related statement of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of The Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BROOKSTONE APARTMENTS, L.P. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles of the United States.

In accordance with Government Auditing Standards, we have also issued our report dated February 10, 2003, on our consideration of BROOKSTONE APARTMENTS, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ David G. Pelliccione, C.P.A., P.C.
Certified Public Accountants
Savannah, Georgia
February 10, 2003

David G. Pelliccione, C.P.A., P.C.
329 Commercial Drive, Suite 120
Savannah, GA 31406
PHONE: 912-354-2334
FAX: 912-354-2443

                                INDEPENDENT AUDITORS' REPORT
                             --------------------------------

To The Partners
Brooks Hollow Apartments, L.P.

We have audited the accompanying balance sheet of BROOKS HOLLOW APARTMENTS, L.P., as of December 31, 2002 and 2001 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of The Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BROOKS HOLLOW APARTMENTS, L.P., as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles of the United States.

In accordance with Government Auditing Standards, we have also issued our report dated February 10, 2003, on our consideration of BROOKS HOLLOW APARTMENTS, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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
February 10, 2003

Fentress, Brown, CPAs & Associates, LLC
8001 Ravines Edge Court, Suite 112
Columbus, OH 43235-5423
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
41-033-341704593, as of December 31, 2002 and 2001, and the related statements of income, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program" issued in December 1989. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Morningside Villa Limited Partnership, DBA Morningside Villa Apartments, Case No. 41-033-341704593, at December 31, 2002 and 2001, and the results of its operations, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program," issued in December 1989, we have also issued a report dated January 16, 2003, on our consideration of Morningside Villa Limited Partnership's internal control and on compliance with specific requirements applicable to Rural Housing Service Programs. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Fentress, Brown, CPAs & Associates, LLC
Certified Public Accountants
Columbus, Ohio
January 16, 2003

Fentress, Brown, CPAs & Associates, LLC
8001 Ravines Edge Court, Suite 112
Columbus, OH 43235-5423
PHONE: 614-825-0011
FAX:  614-825-0014

                             INDEPENDENT AUDITORS' REPORT
                           ------------------------------

To the Partners of                                     Rural Housing Service
Kenton Apartments Company Limited Partnership          Servicing Office
DBA Springbrook Commons                                Findlay, Ohio
Mansfield, Ohio

We have audited the accompanying balance sheets of Kenton Apartments Company Limited Partnership (a limited partnership), DBA Springbrook Commons, Case No. 41-033-0382999141, as of December 31, 2002 and 2001, and the related statements of income, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program," issued in December 1989. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kenton Apartments Company Limited Partnership, DBA Springbrook Commons, Case No. 41-033-0382999141, at December 31, 2002 and 2001, and the results of its operations, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program," issued in December 1989, we have also issued a report dated January 16, 2003, on our consideration of Kenton Apartments Company Limited Partnership's internal control and on compliance with specific requirements applicable to Rural Housing Service Programs. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Fentress, Brown, CPAs & Associates, LLC
Certified Public Accountants
Columbus, Ohio
January 16, 2003

Bernard Robinson & Company, LLP
109 Muirs Chapel Rd.-P.O. Box 19608
Greensboro, NC 27419-9608
PHONE: 336-294-4494
FAX: 336-547-0840

                                   INDEPENDENT AUDITORS' REPORT
                                   -----------------------------

To the Partners
Lovingston Ridge, L.P.
Charlotte, North Carolina

We have audited the accompanying balance sheet of Lovingston Ridge, L.P. (A Virginia Limited Partnership) as of December 31, 2002, and the related statements of operations, partners' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Lovingston Ridge, L.P. as of December 31, 2001, were audited by other auditors whose report dated May 23, 2002, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lovingston Ridge, L.P. as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated January 31, 2003, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information listed in the table of contents is presented for purposes of additional analysis ad is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Bernard Robinson & Company, LLP
Certified Public Accountants

January 31, 2003

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lovingston Ridge (A Limited Partnership) as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles generally accepted in the United States of America.

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

Ronald M. Diner, age 59, is President and a Director. He is a Senior Vice President of Raymond James & Associates, Inc., with whom he has been employed since June 1983. Mr. Diner received an MBA degree from Columbia University (1968) and a BS degree from Trinity College (1966). Prior to joining Raymond James & Associates, Inc., he managed the broker-dealer activities of Pittway Real Estate, Inc., a real estate development firm. He was previously a loan officer at Marine Midland Realty Credit Corp., and spent three years with Common, Dann & Co., a New York regional investment firm. He has served as a member of the Board of Directors of the Council for Rural Housing and Development, a national organization of developers, managers and syndicators of properties developed under the RECD Section 515 program, and is a member of the Board of Directors of the Florida Council for Rural Housing and Development. Mr. Diner has been a speaker and panel member at state and national seminars relating to the low-income housing credit.

J. Davenport Mosby, age 47, is a Vice President and a Director. He is a Senior Vice President of Raymond James & Associates, Inc. which he joined in 1982. Mr. Mosby received an MBA from the Harvard Business School (1982). He graduated magna cum laude with a BA from Vanderbilt University where he was elected to Phi Beta Kappa.

Sandra L. Furey, age 41, is Secretary, Treasurer. Ms. Furey has been employed by Raymond James & Associates, Inc. since 1980 and currently serves as Closing Administrator for the Gateway Tax Credit Funds.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    Neither of the General Partners own any units of the outstanding securities of Gateway as of March 31, 2003. Ronald M. Diner, President of Raymond James Tax Credit Funds, Inc. owns 5 units of Series 7. None of the other directors and officers own any units of the outstanding securities of Gateway as of March 31, 2003.

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

   For the periods ended March 31, 2003, 2002, and 2001 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

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
	2003 ----	2002 ----	2001 ----
Series 7	$ 87,082	$ 87,394	$ 87,683
Series 8	90,730	91,032	91,364
Series 9	49,865	50,027	50,178
Series 10	34,013	34,115	34,212
Series 11	28,518 --------	28,770 ---------	29,087 --------
Total	$290,208 ========	$ 291,338 =========	$ 292,524 =========

   General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statement of Operations.
	2003 ----	2002 ----	2001 ----
Series 7	$ 32,765	$ 20,917	$ 16,312
Series 8	36,127	23,062	17,985
Series 9	20,164	12,872	10,038
Series 10	12,601	8,045	6,274
Series 11	10,081 --------	6,436 ---------	5,019 --------
Total	$111,738 ========	$ 71,332 =========	$ 55,628 =========

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
AS OF DECEMBER 31, 2002

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

577,529

755,968

2,011,335

1,306,747

800,079

793,822

1,191,088

1,392,889

785,918

763,012

1,198,180

669,034

828,350

736,428

1,420,494

664,732

670,780

1,088,847

816,678

1,201,271

719,586

1,029,975

1,451,082

1,213,976

909,708

1,186,341

348,308

727,306

1,235,833

1,175,195

1,409,766

784,487

758,763

508,947

775,368

674,636

674,099

771,967

142,188

------------
$36,170,712
============

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2002
SERIES 7 Apartment Properties	Cost At Acquisition --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Net Improvements Capitalized Subsequent to Acquisition ---------------

Nottingham

Cedar Hollow

Sunrise

Mountain City

Burbank

Washington

BrookStone

Tazewell

N. Irvine

Horton

Manchester

Waynesboro

Lakeland II

Mt. Vernon

Meadow Run

Spring Creek II

Warm Springs

Blue Ridge

Walnut

Pioneer

Dilley

Elsa

Clinch View

Jamestown

Leander

Louisa Sr.

Orchard Commons

Vardaman

Heritage Park

BrooksHollow

Cavalry Crossing

Carson City

Matteson

Pembroke

Robynwood

Atoka

Coalgate

Hill Creek

Cardinal

21,070

25,000

30,000

67,000

25,000

30,000

45,000

75,000

27,600

15,615

40,000

45,310

30,000

19,500

20,000

40,000

45,000

0

20,000

30,000

30,000

40,000

99,000

53,800

46,000

90,000

28,789

15,000

199,000

67,155

82,300

86,422

28,438

22,000

35,000

16,000

22,500

29,337

24,207

695,113

889,355

837,000

1,345,826

595,780

401,435

176,183

834,811

696,407

641,460

243,179

107,860

149,453

156,335

241,802

117,323

196,691

234,193

112,079

1,092,918

847,755

1,286,910

409,447

436,875

1,063,200

449,409

452,556

93,877

1,243,700

183,029

894,246

354,778

556,314

190,283

315,110

819,334

806,005

622,291

650,852

3,279

58,402

1,664,036

215,495

408,971

552,754

1,241,162

806,831

297,024

275,465

1,192,561

664,328

830,194

724,691

1,483,038

651,152

581,636

1,104,950

899,418

233,844

12,647

13,817

1,283,222

1,030,454

41,959

970,578

(1,684)

808,691

142,798

1,190,112

817,342

518,232

363,294

411,021

661,574

0

0

318,382

106,377

	-----------	------------	------------
	$ 1,666,043	$21,441,174	$22,578,047
	===========	============	============

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2002
SERIES 7 Apartment Properties	Gross Amount At Which Carried At December 31, 2002 --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Total -----

Nottingham

Cedar Hollow

Sunrise

Mountain City

Burbank

Washington

BrookStone

Tazewell

N. Irvine

Horton

Manchester

Waynesboro

Lakeland II

Mt. Vernon

Meadow Run

Spring Creek II

Warm Springs

Blue Ridge

Walnut

Pioneer

Dilley

Elsa

Clinch View

Jamestown

Leander

Louisa Sr.

Orchard Commons

Vardaman

Heritage Park

BrooksHollow

Cavalry Crossing

Carson City

Matteson

Pembroke

Robynwood

Atoka

Coalgate

Hill Creek

Cardinal

21,070

28,197

31,702

67,000

37,000

55,940

45,000

75,000

27,600

15,615

49,455

34,500

29,600

19,500

40,000

30,000

20,000

0

62,700

38,614

30,000

40,000

99,000

53,800

166,949

90,000

28,789

15,000

199,000

67,000

94,995

40,028

39,000

22,000

35,000

16,000

22,500

29,337

24,207

698,392

944,560

2,499,334

1,561,321

992,751

928,249

1,417,345

1,641,642

993,431

916,925

1,426,285

782,998

980,047

881,026

1,704,840

778,475

803,327

1,339,143

968,797

1,318,148

860,402

1,300,727

1,692,669

1,467,329

984,210

1,419,987

450,872

902,568

1,386,498

1,373,296

1,698,893

919,404

909,046

601,304

976,684

819,334

806,005

940,673

757,228

719,462

972,757

2,531,036

1,628,321

1,029,751

984,189

1,462,345

1,716,642

1,021,031

932,540

1,475,740

817,498

1,009,647

900,526

1,744,840

808,475

823,327

1,339,143

1,031,497

1,356,762

890,402

1,340,727

1,791,669

1,521,129

1,151,159

1,509,987

479,661

917,568

1,585,498

1,440,296

1,793,888

959,432

948,046

623,304

1,011,684

835,334

828,505

970,010

781,436

	-----------	------------	------------
	$ 1,841,098	$43,844,165	$45,685,264
	===========	============	============

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2002
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

Atoka

Coalgate

Hill Creek

Cardinal

200,292

272,323

907,377

607,439

319,857

355,667

471,766

628,457

265,812

379,683

453,171

259,728

332,511

271,303

557,948

256,518

276,314

467,482

296,133

384,678

181,222

325,457

634,276

556,612

419,070

395,542

133,419

233,816

560,615

445,348

463,550

351,417

357,786

169,183

267,398

332,301

333,141

302,658

154,644

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
$14,581,914
===========

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2002
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

Russellville, KY

Tuskegee, AL

Cottondale, FL

16 24 24 24 24 32 24 36 24 24 28 16 24 24 24 24 25 24 16 16 32 16 29 44 44 33 20 34 24 24 46 64 36 30 16 24 32 36 41 24 24 36 25

457,937

605,309

635,468

721,424

655,903

1,030,866

798,401

1,085,703

560,069

746,219

723,592

426,488

751,275

731,637

680,356

709,773

884,382

739,510

588,539

606,209

968,650

959,157

764,801

1,240,543

1,459,028

1,094,313

652,429

1,141,553

679,852

826,686

1,422,034

2,218,407

1,097,322

1,231,374

520,836

892,389

950,952

1,097,641

1,361,146

755,265

780,032

1,146,987

759,910

------------
$38,160,367
============

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2002
SERIES 8	Cost At Acquisition --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Net Improvements Capitalized Subsequent to Acquisition ----------------

Purdy

Galena

Antlers 2

Holdenville

Wetumka

Mariners Cove

Mariners Cove Sr.

Antlers

Bentonville

Deerpoint

Aurora

Baxter

Arbor Gate

Timber Ridge

Concordia Sr.

Mountainburg

Lincoln

Fox Ridge

Meadow View

Sheridan

Morningside

Grand Isle

Meadowview

Taylor

Brookwood

Pleasant Valley

Reelfoot

River Rest

Kirskville

Cimmaron

Kenton

Lovingston

Pontotoc

So. Brenchley

Hustonville

Northpoint

Brooks Field

Brooks Lane

Brooks Point

Brooks Run

Logan Heights

Lakeshore 2

Cottondale

64,823

19,200

26,000

15,000

19,977

117,192

72,252

50,529

15,220

33,250

164,350

13,800

43,218

15,145

65,000

20,000

121,000

35,000

29,000

20,100

31,163

20,000

40,000

105,335

28,148

56,269

13,000

50,750

50,000

18,000

61,699

178,985

40,500

99,658

20,000

140,000

45,762

57,500

108,000

50,000

24,600

45,000

36,000

493,596

362,505

761,859

877,598

792,876

1,134,974

901,745

1,270,510

743,269

912,974

716,471

418,296

873,748

879,334

776,131

863,990

933,872

867,785

686,959

373,018

1,152,691

1,180,210

954,717

1,185,923

1,780,090

1,288,452

118,127

431,259

188,140

611,963

785,703

2,215,782

312,296

492,781

672,270

942,599

113,295

123,401

135,053

158,025

422,778

273,501

911,975

22,449

399,029

0

0

0

39,726

26,477

0

0

(13,750)

25,453

120,372

15,148

11,577

(14,742)

0

63,623

0

11,808

379,236

5,963

(31,773)

0

239,509

3,952

11,637

694,560

922,530

593,352

491,167

934,357

333,152

987,308

959,260

4,130

3,978

1,017,028

1,167,063

1,416,126

717,850

504,352

1,106,260

344

	-----------	------------	------------
	$ 2,280,425	$32,092,541	$13,168,511
	===========	============	============

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2002

SERIES 8
Gross Amount At Which Carried At December 31, 2002 --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Total -----

Purdy

Galena

Antlers 2

Holdenville

Wetumka

Mariners Cove

Mariners Cove Sr.

Antlers

Bentonville

Deerpoint

Aurora

Baxter

Arbor Gate

Timber Ridge

Concordia Sr.

Mountainburg

Lincoln

Fox Ridge

Meadow View

Sheridan

Morningside

Grand Isle

Meadowview

Taylor

Brookwood

Pleasant Valley

Reelfoot

River Rest

Kirskville

Cimmaron

Kenton

Lovingston

Pontotoc

So. Brenchley

Hustonville

Northpoint

Brooks Field

Brooks Lane

Brooks Point

Brooks Run

Logan Heights

Lakeshore 2

Cottondale

65,992

83,432

26,000

15,000

19,977

122,656

89,518

50,529

15,220

19,500

167,145

46,173

43,218

15,145

65,000

20,000

132,188

35,000

29,000

32,885

31,163

20,000

40,000

105,334

28,148

56,269

13,827

52,062

50,000

6,000

61,699

194,772

40,500

99,658

20,000

140,000

45,761

57,500

108,000

50,366

24,600

45,000

36,000

514,876

697,302

761,859

877,598

792,876

1,169,236

910,956

1,270,510

743,269

912,974

739,129

506,295

888,896

890,911

761,389

863,990

986,307

867,785

698,767

739,469

1,158,654

1,148,437

954,717

1,425,433

1,784,042

1,300,089

811,860

1,352,477

781,492

1,115,130

1,720,060

2,533,147

1,299,604

1,452,041

676,400

946,577

1,130,324

1,290,464

1,551,179

875,509

927,130

1,379,761

912,319

580,868

780,734

787,859

892,598

812,853

1,291,892

1,000,474

1,321,039

758,489

932,474

906,274

552,468

932,114

906,056

826,389

883,990

1,118,495

902,785

727,767

772,354

1,189,817

1,168,437

994,717

1,530,767

1,812,190

1,356,358

825,687

1,404,539

831,492

1,121,130

1,781,759

2,727,919

1,340,104

1,551,699

696,400

1,086,577

1,176,085

1,347,964

1,659,179

925,875

951,730

1,424,761

948,319

	-----------	------------	------------
	$ 2,420,237	$45,121,240	$47,541,477
	===========	============	============

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2002
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

Brooks Run

Logan Heights

Lakeshore 2

Cottondale

255,139

307,558

309,405

342,432

311,380

457,307

351,147

499,237

316,069

205,366

360,433

207,497

225,889

230,900

293,116

336,381

351,285

187,122

235,915

202,835

349,467

442,544

362,793

268,211

617,972

461,108

266,691

445,508

279,853

379,260

485,395

917,373

274,403

503,609

169,202

243,735

340,376

391,460

457,653

271,966

238,983

288,431

269,148

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
$14,711,554
===========

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2002
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

Ragland, AL

Emporium, PA

Manchester, GA

24 24 16 24 42 36 24 24 20 24 24 24 36 40 24 24 24 24 24 24 24 24 32 18

649,107

617,133

464,642

738,185

1,452,112

1,129,117

918,870

950,566

561,878

712,024

823,073

785,739

1,129,640

1,409,117

788,190

732,692

799,178

621,643

794,797

652,718

769,241

773,531

1,358,915

588,276

------------
$20,220,384
============

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2002
SERIES 9 Apartment Properties	Cost At Acquisition --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Net Improvements Capitalized Subsequent to Acquisition ---------------

Jay

Boxwood

Stilwell 3

Arbor Trace

Arbor Trace 2

Omega

Cornell 2

Elm Creek

Marionville

Lamar

Mt. Glen

Centreville

Skyview

Sycamore

Bradford

Cedar Lane

Stanton

Abernathy

Pembroke

Meadowview

Town Branch

Fox Run

Maple Sreet

Manchester

	30,000 22,273 15,567 62,500 100,000 35,000 29,155 71,360 24,900 18,000 23,500 36,000 120,000 64,408 66,000 49,750 41,584 30,000 43,000 46,270 21,000 47,467 85,000 24,100	103,524 718,529 82,347 185,273 361,210 188,863 576,296 233,390 409,497 202,240 480,064 220,952 220,161 415,748 285,025 952,314 959,574 751,898 955,687 1,086,351 942,114 919,296 1,178,856 711,035	677,073 30,137 489,218 670,585 1,345,224 1,183,441 580,545 887,907 278,759 684,085 569,290 718,081 1,076,736 1,341,515 704,607 5,958 0 0 7,608 4,292 21,296 9,668 448,225 2,700
	-----------	------------	------------
	$1,106,834	$13,140,244	$11,736,950
	===========	============	============

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2002
SERIES 9 Apartment Properties	Gross Amount At Which Carried At December 31, 2002 --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Total -----

Jay

Boxwood

Stilwell 3

Arbor Trace

Arbor Trace 2

Omega

Cornell 2

Elm Creek

Marionville

Lamar

Mt. Glen

Centreville

Skyview

Sycamore

Bradford

Cedar Lane

Stanton

Abernathy

Pembroke

Meadowview

Town Branch

Fox Run

Maple Sreet

Manchester

25,000 22,273 10,000 62,500 100,000 35,000 86,281 131,629 90,604 18,000 23,500 36,000 120,000 72,681 66,000 49,750 41,584 30,000 43,000 46,270 21,000 47,467 85,000 27,200

785,597

748,666

577,132

855,858

1,706,434

1,372,304

1,099,715

1,061,028

622,552

886,325

1,049,354

939,033

1,296,897

1,748,990

989,632

958,272

959,574

751,898

963,295

1,090,643

963,410

928,964

1,627,081

710,635

810,597

770,939

587,132

918,358

1,806,434

1,407,304

1,185,996

1,192,657

713,156

904,325

1,072,854

975,033

1,416,897

1,821,671

1,055,632

1,008,022

1,001,158

781,898

1,006,295

1,136,913

984,410

976,431

1,712,081

737,835

	-----------	------------	------------
	$1,290,739	$24,693,289	$25,984,028
	===========	============	============

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III -REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2002
SERIES 9 Apartment Properties Partnership -----------	Accumulated Depreciation -------------	Depreciable Life -----------

Jay

Boxwood

Stilwell 3

Arbor Trace

Arbor Trace 2

Omega

Cornell 2

Elm Creek

Marionville

Lamar

Mt. Glen

Centreville

Skyview

Sycamore

Bradford

Cedar Lane

Stanton

Abernathy

Pembroke

Meadowview

Town Branch

Fox Run

Maple Sreet

Manchester

286,466 290,024 211,948 236,614 471,242 392,981 415,304 419,863 271,278 330,244 372,446 332,405 276,928 391,002 248,104 255,945 258,019 283,835 243,242 225,219 225,948 285,019 367,761 204,855

5.0-25.0

5.0-25.0

5.0-25.0

10.0-30.0

10.0-30.0

5.0-50.0

5.0-30.0

5.0-27.5

7.0-27.5

5.0-25.0

7.0-27.5

5.0-40.0

5.0-40.0

12.0-40.0

5.0-40.0

5.0-40.0

5.0-40.0

5.0-25.0

7.0-40.0

5.0-40.0

7.0-40.0

7.0-27.5

7.0-40.0

5.0-27.5

-----------
$ 7,296,692
===========

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2002
SERIES 10 Apartment Properties Partnership -----------	Location --------	# of Units ----------	Mortgage Loan Balance ------------
Redstone Albany Oak Terrace Wellshill Applegate Heatherwood Peachtree Donna Wellsville Tecumseh Clay City Irvine West New Castle Stigler Courtyard	Challis, ID Albany, KY Bonifay, FL West Liberty, KY Florence, AL Alexander City, AL Gaffney, SC Donna, TX Wellsville, NY Tecumseh, NE Clay City, KY Irvine, KY New Castle, KY Stigler, OK Huron, SD	24 24 18 32 36 36 28 50 24 24 24 24 24 20 21	841,116 773,746 540,549 1,077,585 1,114,105 896,305 998,537 1,418,371 1,050,805 863,302 808,739 806,041 802,009 590,631 641,405
------------
$13,223,246
============
Cost At Acquisition --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Net Improvements Capitalized Subsequent to Acquisition ----------------
Redstone Albany Oak Terrace Wellshill Applegate Heatherwood Peachtree Donna Wellsville Tecumseh Clay City Irvine West New Castle Stigler Courtyard	24,000 39,500 27,200 75,000 125,000 55,000 25,000 112,000 38,000 20,000 22,750 25,000 40,575 24,000 12,000	747,591 990,162 633,284 1,270,844 1,467,675 1,551,679 1,021,466 1,661,889 1,286,389 1,038,151 998,334 1,060,585 971,520 730,056 465,936	369,671 12,867 6,519 5,100 248,704 5,077 46,330 4,778 25,648 33,099 8,945 3,961 10,216 0 295,562
	-------	------------	------------
	$665,025	$15,895,561	$ 1,076,477
	========	============	============

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2002
SERIES 10 Apartment Properties	Gross Amount At Which Carried At December 31, 2002 --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Total -----
Redstone Albany Oak Terrace Wellshill Applegate Heatherwood Peachtree Donna Wellsville Tecumseh Clay City Irvine West New Castle Stigler Courtyard	7,600 39,500 27,200 75,000 125,000 55,000 25,000 112,000 38,000 21,500 22,750 25,000 40,575 24,000 73,366	1,133,662 1,003,029 639,803 1,275,944 1,716,379 1,556,756 1,067,796 1,666,667 1,312,037 1,069,750 1,007,279 1,064,546 981,736 730,056 700,132	1,141,262 1,042,529 667,003 1,350,944 1,841,379 1,611,756 1,092,796 1,778,667 1,350,037 1,091,250 1,030,029 1,089,546 1,022,311 754,056 773,498
	-----------	------------	------------
	$ 711,491	$16,925,572	$17,637,063
	===========	============	============
Partnership -----------	Accumulated Depreciation ------------	Depreciable Life -----------
Redstone Albany Oak Terrace Wellshill Applegate Heatherwood Peachtree Donna Wellsville Tecumseh Clay City Irvine West New Castle Stigler Courtyard	399,927 267,222 204,259 314,649 353,161 327,494 230,641 297,041 462,557 238,413 229,139 246,355 223,593 170,558 209,115	7.0-27.5 5.0-40.0 5.0-27.5 5.0-40.0 5.0-40.0 5.0-40.0 5.0-40.0 7.0-50.0 7.0-27.5 5.0-50.0 5.0-40.0 5.0-40.0 5.0-40.0 5.0-25.0 5.0-40.0
-----------
$4,174,124
===========

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2002
SERIES 11 Apartment Properties Partnership -----------	Location --------	# of Units ----------	Mortgage Loan Balance -------------
Homestead Mountain Oak Eloy Gila Bend Creekstone Tifton Cass Towne Warsaw Royston Red Bud Cardinal Parsons	Pinetop, AZ Collinsville, AL Eloy, AZ Gila Bend, AZ Dallas, GA Tifton, GA Cartersville, GA Warsaw, VA Royston, GA Mokane, MO Mountain Home, AR Parsons, KS	32 24 24 36 40 36 10 56 25 8 32 38	1,307,147 680,938 644,396 968,129 852,035 879,551 93,417 2,648,991 740,485 237,913 92,764 1,088,226
------------
$10,233,992
============

Cost At Acquisition --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Net Improvements Capitalized Subsequent to Acquisition ---------------
Homestead Mountain Oak Eloy Gila Bend Creekstone Tifton Cass Towne Warsaw Royston Red Bud Cardinal Parsons	126,000 30,000 12,000 18,000 130,625 17,600 22,690 146,800 36,000 5,500 15,793 45,188	1,628,502 473,033 882,913 945,233 170,655 192,853 301,458 3,200,738 785,602 295,617 424,616 953,512	42,162 376,391 73,258 381,180 1,707,324 1,496,433 3,226 (3,434) 114,923 0 69,400 354,952
	-----------	------------	------------
	$606,196	$10,254,732	$4,615,815
	===========	============	============

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2002
SERIES 11 Apartment Properties	Gross Amount At Which Carried At December 31, 2002 --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Total -----
Homestead Mountain Oak Eloy Gila Bend Creekstone Tifton Cass Towne Warsaw Royston Red Bud Cardinal Parsons	130,695 30,000 12,000 18,000 130,650 17,327 22,690 146,800 36,000 5,500 15,793 38,437	1,665,969 849,424 956,171 1,326,413 1,877,954 1,689,559 304,684 3,197,304 900,525 295,617 494,017 1,315,215	1,796,664 879,424 968,171 1,344,413 2,008,604 1,706,886 327,374 3,344,104 936,525 301,117 509,809 1,353,652
	-----------	------------	------------
	$ 603,892	$14,872,852	$15,476,743
	===========	============	============
Partnership -----------	Accumulated Depreciation ------------		Depreciable Life ------------
Homestead Mountain Oak Eloy Gila Bend Creekstone Tifton Cass Towne Warsaw Royston Red Bud Cardinal Parsons	382,003 266,651 303,760 423,219 492,248 302,732 65,433 894,405 244,770 55,734 100,890 252,330		5.0-40.0 5.0-27.5 5.0-27.5 5.0-40.0 7.0-27.5 5.0-25.0 7.0-27.5 7.0-27.5 7.0-40.0 7.0-40.0 7.0-27.5 12.0-40.0
-----------
$ 3,784,175
===========

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2002
GATEWAY TAX CREDIT FUND III LTD.
NOTES TO SCHEDULE III

SERIES 7
Balance at beginning of period -
December 31, 2001
 Additions during period:
  Acquisitions through foreclosure
  Other acquisitions
  Improvements, etc.
  Other

 Deductions during period:
  Cost of real estate sold

	$ 0 114,615 36,284 0 --------- 842 ---------	$45,535,207 150,899 (842) -----------
Balance at end of period - December 31, 2002		$45,685,264 ============
Reconciliation of Accumulated Depreciation current year changes: Balance at beginning of period - December 31, 2001 Current year expense Less Accumulated Depreciation of real estate sold		$13,115,126 1,467,630 (842) -----------
Balance at end of period - December 31, 2002		$14,581,914 ============

SCHEDULE III -REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2002
GATEWAY TAX CREDIT FUND III LTD.
NOTES TO SCHEDULE III

Series 8
Balance at beginning of period -
December 31, 2001
 Additions during period:
  Acquisitions through foreclosure
  Other acquisitions
  Improvements, etc.
  Other

 Deductions during period:
  Cost of real estate sold
  Other

	$ 0 94,078 3,025 0 ------- 12,368 0 -------	$47,456,742 97,103 (12,368) -----------
Balance at end of period - December 31, 2002		$47,541,477 ============
Reconciliation of Accumulated Depreciation current year changes: Balance at beginning of period - December 31, 2001 Current year expense Less Accumulated Depreciation of real estate sold Other		$13,207,423 1,516,499 (12,368) 0 -----------
Balance at end of period - December 31, 2002		$14,711,554 ============

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2002
GATEWAY TAX CREDIT FUND III LTD.
NOTES TO SCHEDULE III

Series 9
Balance at beginning of period -
December 31, 2001
 Additions during period:
  Acquisitions through foreclosure
  Other acquisitions
  Improvements, etc.
  Other

 Deductions during period:
  Cost of real estate sold
  Other

	$ 0 59,609 0 0 -------- 870 0 --------	$25,925,289 59,609 (870) -----------
Balance at end of period - December 31, 2002		$25,984,028 ============
Reconciliation of Accumulated Depreciation current year changes: Balance at beginning of period - December 31, 2001 Current year expense Less Accumulated Depreciation of real estate sold Other		6,489,753 806,941 (2) 0 -----------
Balance at end of period - December 31, 2002		$ 7,296,692 ============

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2002
GATEWAY TAX CREDIT FUND III LTD.
NOTES TO SCHEDULE III

Series 10
Balance at beginning of period -
December 31, 2001
 Additions during period:
  Acquisitions through foreclosure
  Other acquisitions
  Improvements, etc.
  Other

 Deductions during period:
  Cost of real estate sold
  Other

	$ 0 41,531 3,535 0 -------- 0 0 --------	$17,591,997 45,066 0 ----------
Balance at end of period - December 31, 2002		$17,637,063 ============
Reconciliation of Accumulated Depreciation current year changes: Balance at beginning of period - December 31, 2001 Current year expense Less Accumulated Depreciation of real estate sold Other		$ 3,710,595 465,548 0 (2,019) -----------
Balance at end of period - December 31, 2002		$ 4,174,124 ============

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2002
GATEWAY TAX CREDIT FUND III LTD.
NOTES TO SCHEDULE III

Series 11
Balance at beginning of period -
December 31, 2001
 Additions during period:
  Acquisitions through foreclosure
  Other acquisitions
  Improvements, etc.
  Other

 Deductions during period:
  Cost of real estate sold
  Other

	$ 0 78,373 4,695 0 -------- 0 0 --------	$15,393,675 83,068 0 -----------
Balance at end of period - December 31, 2002		$15,476,743 ===========
Reconciliation of Accumulated Depreciation current year changes: Balance at beginning of period - December 31, 2001 Current year expense Less Accumulated Depreciation of real estate sold Other		$ 3,255,491 528,684 0 0 -----------
Balance at end of period - December 31, 2002		$ 3,784,175 ===========

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2002
SERIES 7 PARTNERSHIP -----------	# OF UNITS -----	BALANCE -------	INTEREST RATE --------	MONTHLY DEBT SERVICE -------	TERM (YEARS) ------

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

Coalgate

Hill Creek

Cardinal

18 24 44 40 24 24 40 44 24 24 42 24 30 24 48 24 22 41 24 48 28 40 42 40 36 36 12 24 32 40 40 24 24 16 24 24 24 24 32

577,529

755,968

2,011,335

1,306,747

800,079

793,822

1,191,088

1,392,889

785,918

763,012

1,198,180

669,034

828,350

736,428

1,420,494

664,732

670,780

1,088,847

816,678

1,201,271

719,586

1,029,975

1,451,082

1,213,976

909,708

1,186,341

348,308

727,306

1,235,833

1,175,195

1,409,766

784,487

758,763

508,947

775,368

674,636

674,099

771,967

142,188

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
$36,170,712 ===========

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2002
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

Logan Heights

Lakeshore 2

Cottondale

16 24 24 24 24 32 24 36 24 24 28 16 24 24 24 24 25 24 16 16 32 16 29 44 44 33 20 34 24 24 46 64 36 30 16 24 32 36 41 24 24 36 25

457,937

605,309

635,468

721,424

655,903

1,030,866

798,401

1,085,703

560,069

746,219

723,592

426,488

751,275

731,637

680,356

709,773

884,382

739,510

588,539

606,209

968,650

959,157

764,801

1,240,543

1,459,028

1,094,313

652,429

1,141,553

679,852

826,686

1,422,034

2,218,407

1,097,322

1,231,374

520,836

892,389

950,952

1,097,641

1,361,146

755,265

780,032

1,146,987

759,910

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
$38,160,367 ===========

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2002

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

Fox Run

Maple Street

Manchester

24 24 16 24 42 36 24 24 20 24 24 24 36 40 24 24 24 24 24 24 24 24 32 18

649,107

617,133

464,642

738,185

1,452,112

1,129,117

918,870

950,566

561,878

712,024

823,073

785,739

1,129,640

1,409,117

788,190

732,692

799,178

621,643

794,797

652,718

769,241

773,531

1,358,915

588,276

			7.25% 6.50% 7.25% 7.25% 7.25% 7.25% 7.25% 7.25% 6.50% 7.25% 6.50% 7.25% 7.25% 7.25% 7.03% 6.50% 7.25% 6.50% 7.25% 0.50% 7.25% 6.50% 7.25% 7.25%	4,167 3,666 3,038 4,700 9,235 7,193 5,862 6,060 5,308 4,593 4,797 4,998 7,199 8,979 5,008 4,383 5,120 3,673 5,070 3,006 4,973 4,510 8,632 3,740	50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 20 50 50 50 50
$20,220,384 ===========

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2002
SERIES 10 PARTNERSHIP -----------	# OF UNITS -----	BALANCE -------	INTEREST RATE --------	MONTHLY DEBT SERVICE -------	TERM (YEARS) ------
Redstone Albany Oak Terrace Wellshill Applegate Heatherwood Peachtree Donna Wellsville Tecumseh Clay City Irvine West New Castle Stigler Courtyard	24 24 18 32 36 36 28 50 24 24 24 24 24 20 21	841,116 773,746 540,549 1,077,585 1,114,105 896,305 998,537 1,418,371 1,050,805 863,302 808,739 806,041 802,009 590,631 641,405	6.50% 6.50% 6.50% 7.25% 0.50% 0.50% 7.25% 6.50% 6.50% 7.25% 7.25% 7.25% 7.25% 7.25% 6.50%	4,905 4,570 3,150 6,843 4,937 4,301 6,379 8,252 6,316 5,481 5,158 5,137 5,131 3,764 3,729	50 50 50 50 20 20 50 50 50 50 50 50 50 50 50
$13,223,246 ===========

SERIES 11 PARTNERSHIP -----------	# OF UNITS -----	BALANCE -------	INTEREST RATE --------	MONTHLY DEBT SERVICE -------	TERM (YEARS) ------
Homestead Mountain Oak Eloy Gila Bend Creekstone Tifton Cass Towne Warsaw Royston Red Bud Cardinal Parsons	32 24 24 36 40 36 10 56 25 8 32 38	1,307,147 680,938 644,396 968,129 852,035 879,551 93,417 2,648,991 740,485 237,913 92,764 1,088,226	6.50% 8.00% 6.00% 8.00% 11.00% 0.00% 3.00% 6.50% 6.75% 7.25% 6.50% 8.00%	7,411 2,745 3,460 6,428 5,235 2,077 1,417 15,387 4,414 1,458 1,348 6,243	50 50 50 50 30 42 10 50 50 50 50 50
$10,233,992 ===========

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   GATEWAY TAX CREDIT FUND III, LTD.
                 (A Florida Limited Partnership)
                          By: Raymond James Tax Credit Funds, Inc.

Date: June 24, 2003               By:/s/ Ronald M. Diner
                                  Ronald M. Diner
                                  President

Date: June 24, 2003               By:/s/ Sandra L. Furey
                                  Sandra L. Furey
                                  Secretary and Treasurer

Date: June 24, 2003               By:/s/ Carol Georges
                                  Carol Georges
                                  Vice President and Director of Accounting

CERTIFICATIONS*

I, Ron Diner, certify that:

1. I have reviewed this quarterly report on Form 10-K of Gateway Tax Credit Fund III, Ltd.;

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

Date: June 24, 2003               By:/s/ Ronald M. Diner
                                  Ronald M. Diner
                                  President

I, Carol Georges, certify that:

1. I have reviewed this quarterly report on Form 10-K of Gateway Tax Credit Fund III, Ltd.;

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

Date: June 24, 2003               By:/s/ Carol Georges
                                  Carol Georges
                                  Vice President and Director of Accounting
                                  Secretary and Treasurer