Form 10-Q
period 2003-06-30
GATEWAY TAX CREDIT FUND III LTD
filed 2003-08-15
CIK 881716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For The Quarterly Period Ended             June 30, 2003

Commission File Number                       0-21762

                    Gateway Tax Credit Fund III Ltd.
         (Exact name of Registrant as specified in its charter)

          Florida                               59-3090386
 (State or other jurisdiction of            (I.R.S. Employer No.)
 incorporation or organization)

   880 Carillon Parkway,   St. Petersburg,  Florida       33716
       (Address of principal executive offices)        (Zip Code)

Registrant's Telephone Number, Including Area Code:     (727) 567-4830

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
     Title of Each Class                              June 30, 2003
Units of Limited Partnership
Interest:  $1,000 per unit                                33,799

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II, 2003 Form 10-K, filed with the
Securities and Exchange Commission on June 24, 2003
Parts III and IV - Form S-11 Registration Statement
and all amendments and supplements thereto
File No. 33-44238

PART I - Financial Information
   Item 1. Financial Statements

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 7	JUNE 30, 2003 ------- (Unaudited)	MARCH 31, 2003 ------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at June 30, 2003 and March 31, 2003)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  383,938
65,283
-----------
449,221

251,375
1,235,660
-----------
$1,936,256
===========

$   85,794
-----------
85,794
-----------

455,657
-----------

1,472,135
(77,330)
-----------
1,394,805
-----------
$ 1,936,256
===========

$  390,008
64,155
-----------
454,163

246,831
1,278,834
-----------
$1,979,828
===========

$   69,660
-----------
69,660
-----------

437,160
-----------

1,549,556
(76,548)
-----------
1,473,008
-----------
$1,979,828
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 8	JUNE 30, 2003 ------- (Unaudited)	MARCH 31, 2003 ------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities
 Accounts Receivable

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at June 30, 2003 and March 31, 2003)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  427,773
60,575
22,909
-----------
511,257

239,687
531,569
-----------
$1,282,513
===========

$   84,411
-----------
84,411
-----------

533,050
-----------

746,027
(80,975)
-----------
665,052
-----------
$1,282,513
===========

$  450,206
59,583
0
-----------
509,789

235,603
560,231
-----------
$1,305,623
===========

$   61,828
-----------
61,828
-----------

513,976
-----------

810,146
(80,327)
-----------
729,819
-----------
$1,305,623
============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 9	JUNE 30, 2003 ------- (Unaudited)	MARCH 31, 2003 ------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

    Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at June 30, 2003 and March 31, 2003)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  257,381
35,700
-----------
293,081

171,191
1,148,228
-----------
$1,612,500
===========

$   45,165
-----------
45,165
-----------

328,879
-----------

1,280,908
(42,452)
-----------
1,238,456
-----------
$1,612,500
===========

$  260,485
35,177
-----------
295,662

168,560
1,211,933
-----------
$1,676,155
===========

$   35,252
-----------
35,252
-----------

318,435
-----------

1,364,080
(41,612)
-----------
1,322,468
-----------
$1,676,155
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 10	JUNE 30, 2003 ------- (Unaudited)	MARCH 31, 2003 ------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

    Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at June 30, 2003 and March 31, 2003)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  260,269
27,069
------------
287,338

151,837
1,960,756
-----------
$2,399,931
===========

$   40,808
-----------
40,808
-----------

93,681
-----------

2,286,967
(21,525)
-----------
2,265,442
-----------
$2,399,931
===========

$  251,941
26,620
-----------
278,561

149,205
2,014,742
-----------
$2,442,508
===========

$   35,197
-----------
35,197
-----------

86,436
-----------

2,341,846
(20,971)
-----------
2,320,875
-----------
$2,442,508
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 11	JUNE 30, 2003 ------- (Unaudited)	MARCH 31, 2003 ------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at June 30, 2003 and March 31, 2003)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  262,199
30,675
------------
292,874

171,750
2,888,342
-----------
$3,352,966
===========

$   37,771
-----------
37,771
-----------

17,784
-----------

3,310,427
(13,016)
-----------
3,297,411
-----------
$3,352,966
===========

$  264,198
30,129
-----------
294,327

168,593
2,914,130
------------
$3,377,050
============

$   33,669
-----------
33,669
-----------

11,661
-----------

3,344,393
(12,673)
------------
3,331,720
------------
$3,377,050
============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
TOTAL SERIES 7 - 11	JUNE 30, 2003 ------- (Unaudited)	MARCH 31, 2003 ------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities
 Accounts Receivable

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at June 30, 2003 and March 31, 2003)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$ 1,591,560
219,302
22,909
------------
1,833,771

985,840
7,764,555
------------
$10,584,166
============

$   293,949
------------
293,949
------------

1,429,051
------------

9,096,464
(235,298)
------------
8,861,166
------------
$10,584,166
============

$ 1,616,838
215,664
0
------------
1,832,502

968,792
7,979,870
------------
$10,781,164
============

$   235,606
------------
235,606
------------

1,367,668
------------

9,410,021
(232,131)
------------
9,177,890
------------
$10,781,164
============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
SERIES 7	2003 ----	2002 ----

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

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership
Units

Number of Limited Partnership Units
Outstanding

$    6,200
1,746
-----------
7,946
-----------

21,771

20,905
1,812
1,661
-----------
46,149
-----------

(38,203)
(40,000)
-----------
$  (78,203)
===========

$  (77,421)
(782)
-----------
$  (78,203)
===========

$    (7.45)
===========

10,395
===========

$    7,451
0
-----------
7,451
-----------

21,849

7,867
3,453
1,671
-----------
34,840
-----------

(27,389)
(30,696)
-----------
$  (58,085)
===========

$  (57,504)
(581)
-----------
$  (58,085)
===========

$    (5.53)
===========

10,395
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
SERIES 8	2003 ----	2002 ----

Revenues:
 Interest Income

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project
 Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited
Partnership Units

Number of Limited Partnership Units
Outstanding

$    5,669
-----------

22,682

23,048
3,330
768
-----------
49,828
-----------

(44,159)
(20,608)
-----------
$   (64,767)
===========

$   (64,119)
(648)
-----------
$   (64,767)
===========

$     (6.42)
===========

9,980
===========

$    6,966
-----------

22,758

8,674
4,010
1,185
-----------
36,627
-----------

(29,661)
(25,145)
-----------
$   (54,806)
===========

$   (54,258)
(548)
-----------
$   (54,806)
===========

$     (5.44)
===========

9,980
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
SERIES 9	2003 ----	2002 ----

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

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership
Units

Number of Limited Partnership Units
Outstanding

$    3,507
828
-----------
4,335
-----------

12,466

12,864
1,211
771
-----------
27,312
-----------

(22,977)
(61,035)
-----------
$  (84,012)
===========

$  (83,172)
(840)
-----------

$  (84,012)
===========
$   (13.30)
===========

6,254
===========

$    4,177
0
-----------
4,177
-----------

12,507

4,841
2,222
814
-----------
20,384
-----------

(16,207)
(64,954)
-----------
$  (81,161)
===========

$  (80,349)
(812)
-----------

$  (81,161)
===========
$   (12.85)
===========

6,254
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
SERIES 10	2003 ----	2002 ----

Revenues:
 Interest Income

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project
 Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership
Units

Number of Limited Partnership Units
Outstanding

$    3,430
-----------

8,503

8,041
865
1,145
-----------
18,554
-----------

(15,124)
(40,309)
-----------
$  (55,433)
===========

$  (54,879)
(554)
-----------
$  (55,433)
===========

$   (10.88)
===========

5,043
===========

$    4,027
-----------

8,529

3,026
1,552
1,203
-----------
14,310
-----------

(10,283)
(37,586)
-----------
$  (47,869)
===========

$  (47,390)
(479)
-----------
$  (47,869)
===========

$    (9.40)
===========

5,043
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
SERIES 11	2003 ----	2002 ----

Revenues:
 Interest Income

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project
 Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership
Units

Number of Limited Partnership Units
Outstanding

$    4,058
-----------

7,130

6,433
805
1,683
-----------
16,051
-----------

(11,993)
(22,316)
-----------
$  (34,309)
===========

$  (33,966)
(343)
-----------
$  (34,309)
===========

$    (6.62)
===========

5,127
===========

$    4,714

-----------

7,192

2,421
1,414
2,074
-----------
13,101
-----------

(8,387)
(42,941)
-----------
$  (51,328)
===========

$  (50,815)
(513)
-----------
$  (51,328)
===========

$    (9.91)
===========

5,127
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
TOTAL SERIES 7 - 11	2003 ----	2002 ----

Revenues:
 Interest Income
 Other Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project
 Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

$   22,864
2,574
-----------
25,438
-----------

72,552

71,291
8,023
6,028
-----------
157,894
-----------

(132,456)
(184,268)
-----------
$ (316,724)
===========

$ (313,557)
(3,167)
-----------
$ (316,724)
===========

$   27,335
0
-----------
27,335
-----------

72,835

26,829
12,653
6,947
-----------
119,264
-----------

(91,927)
(201,322)
-----------
$ (293,249)
===========

$ (290,316)
(2,933)
-----------
$ (293,249)
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002:
SERIES 7	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2002 Net Loss Balance at June 30, 2002 Balance at March 31, 2003 Net Loss Balance at June 30, 2003	$ 1,780,281 (57,504) ----------- $ 1,722,777 ============ $ 1,549,556 (77,421) ------------ $ 1,472,135 ============	$ (74,217) (581) ----------- $ (74,798) =========== $ (76,548) (782) ----------- $ (77,330) ===========	$ 1,706,064 (58,085) ----------- $ 1,647,979 ============ $ 1,473,008 (78,203) ----------- $ 1,394,805 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002:
SERIES 8	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2002 Net Loss Balance at June 30, 2002 Balance at March 31, 2003 Net Loss Balance at June 30, 2003	$ 1,001,538 (54,258) ----------- $ 947,280 ============ $ 810,146 (64,119) ----------- $ 746,027 ============	$ (78,394) (548) ----------- $ (78,942) =========== $ (80,327) (648) ----------- $ (80,975) ===========	$ 923,144 (54,806) ----------- $ 868,338 ============ $ 729,819 (64,767) ----------- $ 665,052 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002:
SERIES 9	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2002 Net Loss Balance at June 30, 2002 Balance at March 31, 2003 Net Loss Balance at June 30, 2003	$ 1,707,018 (80,349) ----------- $ 1,626,669 ============ $ 1,364,080 (83,172) ------------ $ 1,280,908 ============	$ (38,148) (812) ----------- $ (38,960) ============ $ (41,612) (840) ----------- $ (42,452) ===========	$ 1,668,870 (81,161) ----------- $ 1,587,709 ============ $1,322,468 (84,012) ------------ $1,238,456 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002:
SERIES 10	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2002 Net Loss Balance at June 30, 2002 Balance at March 31, 2003 Net Loss Balance at June 30, 2003	$ 2,586,073 (47,390) ----------- $ 2,538,683 ============ $ 2,341,846 (54,879) ------------ $ 2,286,967 ============	$ (18,504) (479) ----------- $ (18,983) =========== $ (20,971) (554) ----------- $ (21,525) ===========	$ 2,567,569 (47,869) ----------- $ 2,519,700 ============ $ 2,320,875 (55,433) ------------ $ 2,265,442 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002:
SERIES 11	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2002 Net Loss Balance at June 30, 2002 Balance at March 31, 2003 Net Loss Balance at June 30, 2003	$ 3,549,631 (50,815) ------------ $ 3,498,816 ============ $ 3,344,393 (33,966) ------------ $ 3,310,427 ============	$ (10,600) (513) ----------- $ (11,113) =========== $ (12,673) (343) ----------- $ (13,016) ===========	$ 3,539,031 (51,328) ----------- $ 3,487,703 ============ $ 3,331,720 (34,309) ----------- $ 3,297,411 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002:
TOTAL SERIES 7 - 11	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2002 Net Loss Balance at June 30, 2002 Balance at March 31, 2003 Net Loss Balance at June 30, 2003	$10,624,541 (290,316) ----------- $10,334,225 ============ $ 9,410,021 (313,557) ----------- $ 9,096,464 ============	$ (219,863) (2,933) ----------- $ (222,796) =========== $ (232,131) (3,167) ----------- $ (235,298) ===========	$10,404,678 (293,249) ----------- $10,111,429 ============ $ 9,177,890 (316,724) ----------- $ 8,861,166 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
SERIES 7 --------	2003 ----	2002 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss to Net
  Cash Used in Operating Activities:
   Amortization
   Accreted Interest Income on Investments
   in Securities
   Equity in Losses of Project Partnerships
   Distribution Included in Other Income
   Changes in Operating Assets and Liabilities:
    Increase in Payable to General Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
 Distributions Received from Project
 Partnerships

     Net Cash Provided by Investing
     Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of
Period

Cash and Cash Equivalents at End of Period

	$ (78,203) 1,661 (5,672) 40,000 (1,746) 34,631 ---------- (9,329) ---------- 3,259 ---------- 3,259 ---------- (6,070) 390,008 ---------- $ 383,938 ===========	$ (58,085) 1,671 (6,319) 30,696 0 16,455 ---------- (15,582) ---------- 14,608 ---------- 14,608 ---------- (974) 384,626 ---------- $ 383,652 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
SERIES 8 --------	2003 ----	2002 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss to Net
  Cash Used In Operating Activities:
   Amortization
   Accreted Interest Income on Investments
   in Securities
   Equity in Losses of Project Partnership
   Changes in Operating Assets and Liabilities:
    Increase in Accounts Receivable
    Increase in Payable to General Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
 Distributions Received from Project
 Partnerships

     Net Cash Provided by Investing
     Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of
Period

Cash and Cash Equivalents at End of Period

	$ (64,767) 768 (5,076) 20,608 (22,909) 41,657 ---------- (29,719) ---------- 7,286 ---------- 7,286 ---------- (22,433) 450,206 ---------- $ 427,773 ===========	$ (54,806) 1,185 (5,650) 25,145 0 16,965 ---------- (17,161) ---------- 10,257 ---------- 10,257 ---------- (6,904) 456,356 ---------- $ 449,452 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
SERIES 9 --------	2003 ----	2002 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss to Net
  Cash Used in Operating Activities:
   Amortization
   Accreted Interest Income on Investments
   in Securities
   Equity in Losses of Project Partnerships
   Distribution Included in Other Income
   Changes in Operating Assets and Liabilities:
    Increase in Payable to General Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships

     Net Cash Provided by Investing
     Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of
Period

Cash and Cash Equivalents at End of Period

	$ (84,012) 771 (3,154) 61,035 (828) 20,357 ---------- (5,831) ---------- 2,727 ---------- 2,727 ---------- (3,104) 260,485 ---------- $ 257,381 ===========	$ (81,161) 814 (3,451) 64,954 0 9,278 ---------- (9,566) ---------- 5,846 ---------- 5,846 ---------- (3,720) 251,331 ---------- $ 247,611 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
SERIES 10 --------	2003 ----	2002 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss to Net
  Cash Used in Operating Activities:
   Amortization
   Accreted Interest Income on Investments
   in Securities
   Equity in Losses of Project Partnerships
   Changes in Operating Assets and Liabilities:
    Increase in Payable to General Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships

     Net Cash Provided by Investing
     Activities

Increase (Decrease) in Cash and Cash
Equivalents

Cash and Cash Equivalents at Beginning of
Period

Cash and Cash Equivalents at End of Period

	$ (55,433) 1,145 (3,081) 40,309 12,856 ---------- (4,204) ---------- 12,532 ---------- 12,532 ---------- 8,328 251,941 ---------- $ 260,269 ===========	$ (47,869) 1,203 (3,299) 37,586 6,039 ---------- (6,340) ---------- 4,489 ---------- 4,489 ---------- (1,851) 252,149 ---------- $ 250,298 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
SERIES 11 --------	2003 ----	2002 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss to Net
  Cash Used in Operating Activities:
   Amortization
   Accreted Interest Income on Investments
   in Securities
   Equity in Losses of Project Partnerships
   Changes in Operating Assets and Liabilities:
    Increase in Payable to General Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
   Distributions Received from Project
   Partnerships

     Net Cash Provided by Investing
     Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of
Period

Cash and Cash Equivalents at End of Period

	$ (34,309) 1,683 (3,703) 22,316 10,225 ---------- (3,788) ---------- 1,789 ---------- 1,789 ---------- (1,999) 264,198 ---------- $ 262,199 ===========	$ (51,328) 2,074 (3,945) 42,941 3,696 ---------- (6,562) ---------- 5,282 ---------- 5,282 ---------- (1,280) 266,059 ---------- $ 264,779 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
TOTAL SERIES 7 - 11 -------------------	2003 ----	2002 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss to Net
  Cash Used in Operating Activities:
   Amortization
   Accreted Interest Income on Investments
   in Securities
   Equity in Losses of Project Partnerships
   Distribution Included in Other Income
   Changes in Operating Assets and Liabilities:
    Increase in Accounts Receivable
    Increase in Payable to General Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
   Distributions Received from Project
   Partnerships

     Net Cash Provided by Investing
     Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of
Period

Cash and Cash Equivalents at End of Period

	$ (316,724) 6,028 (20,686) 184,268 (2,574) (22,909) 119,726 ---------- (52,871) ---------- 27,593 ---------- 27,593 ---------- (25,278) 1,616,838 ---------- $1,591,560 ===========	$ (293,249) 6,947 (22,664) 201,322 0 0 52,433 ---------- (55,211) ---------- 40,482 ---------- 40,482 ---------- (14,729) 1,610,521 ---------- $1,595,792 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2003

NOTE 1 - ORGANIZATION:

   Gateway Tax Credit Fund III Ltd. ("Gateway"), a Florida Limited Partnership, was formed October 17, 1991 under the laws of Florida. Gateway offered its limited partnership interests in Series. The first Series for Gateway is Series 7. Operations commenced on July 16, 1992 for Series 7, January 4, 1993 for Series 8, September 30, 1993 for Series 9, January 21, 1994 for Series 10 and April 29, 1994 for Series 11. Each Series invests, as a limited partner, in other limited partnerships ("Project Partnerships"), each of which owns and operates apartment complexes eligible for Low-Income Housing Tax Credits ("Tax Credits"), provided for in Section 42 of the Internal Revenue Code of 1986. Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the Limited Partnership Agreement. As of June 30, 2003, Gateway had received capital contributions of $1,000 from the General Partners and $36,799,000 from the investor Limited Partners.

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

   Amortization is calculated on a straight-line basis over 35 years, as this is the average estimated useful life of the underlying assets. The amortization is shown as amortization expense on the Statements of Operations.

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

Accounts Receivable

   Accounts receivable consist primarily of amounts due from Project Partnerships for voluntary operating advances made by the Partnership. The operating advances are non-interest bearing and are due on demand.

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

Recent Accounting Pronouncements

   In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Partnership adopted SFAS No. 144 effective January 1, 2002. The adoption did not have an effect on the financial position or results of operations of the Partnership.

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

Basis of Preparation

   The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-K for the year ended March 31, 2003. In the opinion of management these financial statements include adjustments, consisting only of normal recurring adjustments, necessary to fairly summarize the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

NOTE 3 - INVESTMENT IN SECURITIES:

   The June 30, 2003 Balance Sheets include Investment in Securities consisting of U.S. Treasury Security Strips which represents their cost, plus accreted interest income of $179,967 for Series 7, $157,893 for Series 8, $93,481 for Series 9, $84,437 for Series 10 and $97,603 for Series 11.

	Estimated Market Value ----------------	Cost Plus Accreted Interest ----------------	Gross Unrealized Gains and (Losses) ----------------
Series 7	$ 364,617	$ 316,658	$ 47,959
Series 8	342,634	300,262	42,372
Series 9	234,997	206,891	28,106
Series 10	209,666	178,906	30,760
Series 11	242,702	202,425	40,277

   As of June 30, 2003, the cost and accreted interest of debt securities by contractual maturities is as follows:
	Series 7 --------	Series 8 --------	Series 9 --------
Due within 1 year	$ 65,283	$ 60,575	$ 35,700
After 1 year through 5 years	251,375	239,687	138,334
After 5 years through 10 years	0	0	32,857
	---------	---------	---------
Total Amount Carried on Balance Sheet	$ 316,658 =========	$ 300,262 =========	$ 206,891 =========

	Series 10 --------	Series 11 --------	Total --------
Due within 1 year	$ 27,069	$ 30,675	$ 219,302
After 1 year through 5 years	102,214	117,510	849,120
After 5 years through 10 years	49,623	54,240	136,720
	---------	---------	---------
Total Amount Carried on Balance Sheet	$ 178,906 =========	$ 202,425 =========	$1,205,142 ==========

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

   For the three months ended June 30 2003 and 2002 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

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

                           2003             2002
                          -----             -----
  Series 7              $ 21,771         $ 21,849
  Series 8                22,682           22,758
  Series 9                12,466           12,507
  Series 10                8,503            8,529
  Series 11                7,130            7,192
                        --------         --------
  Total                 $ 72,552         $ 72,835
                        ========         ========

   General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statement of Operations.

  Series 7             $  20,905        $   7,867
  Series 8                23,048            8,674
  Series 9                12,864            4,841
  Series 10                8,041            3,026
  Series 11                6,433            2,421
                        --------         --------
  Total                 $ 71,291         $ 26,829
                        ========         ========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of June 30, 2003, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 39 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
SERIES 7	JUNE 30, 2003 -------------	MARCH 31, 2003 ----------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 7,732,089 (6,902,243) (205,957) ----------- 623,889 793,335 (181,564) ----------- $ 1,235,660 ============	$ 7,732,089 (6,862,243) (204,444) ----------- 665,402 793,335 (179,903) ----------- $ 1,278,834 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $2,832,922 for the period ended June 30, 2003 and cumulative suspended losses of $2,658,435 for the year ended March 31, 2003 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of June 30, 2003, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 43 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
SERIES 8	JUNE 30, 2003 ------------	MARCH 31, 2003 -----------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 7,586,105 (7,324,534) (166,183) ----------- 95,388 549,773 (113,592) ----------- $ 531,569 ===========	$ 7,586,105 (7,303,925) (158,899) ----------- 123,281 549,773 (112,823) ----------- $ 560,231 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $3,286,163 for the period ended June 30, 2003 and cumulative suspended losses of $3,065,413 for the year ended March 31, 2003 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of June 30, 2003, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 24 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
SERIES 9	JUNE 30, 2003 ------------	MARCH 31, 2003 -----------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 4,914,116 (3,831,432) (124,055) ----------- 958,629 244,087 (54,488) ----------- $ 1,148,228 ============	$ 4,914,116 (3,770,400) (122,154) ----------- 1,021,562 244,087 (53,716) ----------- $ 1,211,933 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $992,327 for the period ended June 30, 2003 and cumulative suspended losses of $925,614 for the year ended March 31, 2003 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of June 30, 2003, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 15 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
SERIES 10	JUNE 30, 2003 --------------	MARCH 31, 2003 -----------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 3,914,672 (1,938,451) (161,175) ----------- 1,815,046 196,738 (51,028) ----------- $ 1,960,756 ============	$ 3,914,672 (1,898,143) (148,645) ----------- 1,867,884 196,738 (49,880) ----------- $ 2,014,742 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $100,439 for the period ended June 30, 2003 and cumulative suspended losses of $94,384 for the year ended March 31, 2003 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of June 30, 2003, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 12 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
SERIES 11	JUNE 30, 2003 -------------	MARCH 31, 2002 -----------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 4,128,042 (1,315,703) (144,715) ----------- 2,667,624 290,335 (69,617) ----------- $ 2,888,342 ============	$ 4,128,042 (1,293,389) (142,928) ----------- 2,691,725 290,335 (67,930) ----------- $ 2,914,130 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $50,839 for the period June 30, 2003 and cumulative suspended losses of $40,610 for the year ended March 31, 2003 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   The following is a summary of Investments in Project Partnerships as of:
TOTAL SERIES 7 - 11	JUNE 30, 2003 -------------	MARCH 31, 2003 -----------

Capital Contributions to Project Partner- ships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 28,275,024 (21,312,363) (802,085) ------------ 6,160,576 2,074,268 (470,289) ------------ $ 7,764,555 ============	$ 28,275,024 (21,128,100) (777,070) ------------ 6,369,854 2,074,268 (464,252) ------------ $ 7,979,870 =============

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31, of each year:
SERIES 7	2003 ----	2002 ----

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 3,625,745
30,776,059
64,657
------------
$34,466,461
============

$   878,035
36,119,409
------------
36,997,444
------------

(2,318,477)
(212,506)
------------
(2,530,983)
------------
$34,466,461
============

$ 1,144,807
------------
789,301
205,513
366,647
------------
1,361,461
------------
$  (216,654)
============
$    (2,167)
============
$  (214,487)
174,487
------------
$   (40,000)
============

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

SERIES 8	2003 ----	2002 ----

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 3,308,519
32,440,252
61,423
------------
$35,810,194
============

$ 1,175,358
38,150,126
------------
39,325,484
------------

(3,001,419)
(513,871)
------------
(3,515,290)
------------
$35,810,194
============

$ 1,138,250
------------
768,708
219,598
394,506
------------
1,382,812
------------
$  (244,562)
============
$    (3,204)
============
$  (241,358)
220,750
------------
$   (20,608)
============

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
SERIES 9	2003 ----	2002 ----

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 1,729,014
18,505,824
7,087
------------
$20,241,925
============

$   319,277
20,232,258
------------
20,551,535
------------

(67,715)
(241,895)
------------
(309,610)
------------
$20,241,925
============

$   586,230
------------
391,754
115,347
208,167
------------
715,268
------------
$  (129,038)
============
$    (1,290)
============
$  (127,748)
66,713
------------
$   (61,035)
============

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
SERIES 10	2003 ----	2002 ----

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 1,572,647
13,349,436
5,970
------------
$14,928,053
============

$   276,665
13,214,770
------------
13,491,435
------------

1,726,381
(289,763)
------------
1,436,618
------------
$14,928,053
============

$   400,108
------------
258,633
64,382
124,110
------------
447,125
------------
$   (47,017)
============
$      (653)
============
$   (46,364)
6,055
------------
$   (40,309)
============

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
SERIES 11	2003 ----	2002 ----

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 1,215,093
11,568,289
123,167
------------
$12,906,549
============

$   298,685
10,172,837
------------
10,471,522
------------

2,631,924
(196,897)
------------
2,435,027
------------
$12,906,549
============

$   404,734
------------
248,857
58,451
128,838
------------
436,146
------------
$   (31,412)
============
$     1,133
============
$   (32,545)
10,229
------------
$   (22,316)
============

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
TOTAL SERIES 7 - 11	2003 ----	2002 ----

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 11,451,018
106,639,860
262,304
------------
$118,353,182
============

$  2,948,020
117,889,400
------------
120,837,420
------------

(1,029,306)
(1,454,932)
------------
(2,484,238)
------------
$118,353,182
============

$  3,674,129
------------
2,457,253
663,291
1,222,268
------------
4,342,812
------------
$   (668,683)
============
$     (6,181)
============
$   (662,502)
478,234
------------
$   (184,268)
============

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
============

NOTE 6 - SUBSEQUENT EVENTS:

Subsequent to the June 30, 2003, Value Partners, Inc., an affiliate of Raymond James Tax Credit Funds, Inc., acquired the general partner interest of Logan Heights, an apartment project in Series 8.

Item 4. Controls and Procedures:

   Within 90 days prior to the filing of this report, under the supervision and with the participation of the Partnership's management, including the Partnership's chief executive and chief financial officers, an evaluation of the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) was performed. Based on this evaluation, such officers have concluded that the Partnership's disclosure controls and procedures were effective as of the date of that evaluation in alerting them in a timely manner to material information relating to the Partnership required to be included in this report and the Partnership's other reports that it files or submits under the Securities Exchange Act of 1934. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, Liquidity and Capital Resources

   The proceeds from Limited Partner investors' capital contributions available for investment are used to acquire interests in Project Partnerships.

   As disclosed on the statement of operations for each Series, except as described below, interest income is comparable for the three months ended June 30, 2003 and June 30, 2002. The General and Administrative Expenses - other was also comparable for the three months ended June 30, 2003 and June 30, 2002. However, the General and Administrative Expenses - General Partner was significantly higher. This increase was due to higher administrative costs and a change in the cost allocation methods. There were no unusual variations in the operating results between these two periods.

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

   Series 7 - Gateway closed this series on October 16, 1992 after receiving $10,395,000 from 635 Limited Partner investors. Equity in Losses of Project Partnerships for the three months ended June 30, 2003 increased from $30,696 for the three months ended June 30, 2002 to $40,000 as a result of higher operating expenses. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

   At June 30, 2003, the Series had $383,938 of short-term investments (Cash and Cash Equivalents). It also had $316,658 in Zero Coupon Treasuries with annual maturities providing $68,000 in fiscal year 2004 increasing to $86,000 in fiscal year 2008. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $78,203 for the three months ended June 30, 2003. However, after adjusting for Equity in Losses of Project Partnerships of $40,000 and the changes in operating assets and liabilities, net cash used in operating activities was $9,329. Cash provided by investing activities totaled $3,259, consisting of cash distributions from the Project Partnerships.

   Series 8 - Gateway closed this Series on September 28, 1993 after receiving $9,980,000 from 664 Limited Partner investors. Equity in Losses of Project Partnerships for the three months ended June 30, 2003 decreased from $25,145 for the three months ended June 30, 2002 to $20,608 as a result of an increase in suspended losses. At June 30, 2003, the Series had $427,773 of short-term investments (Cash and Cash Equivalents). It also had $300,262 in Zero Coupon Treasuries with annual maturities providing $63,000 in fiscal year 2004 increasing to $82,000 in fiscal year 2008. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $64,767 for the three months ended June 30, 2003. However, after adjusting for Equity in Losses of Project Partnerships of $20,608 and the changes in operating assets and liabilities, net cash used in operating activities was $29,719. Cash provided by investing activities totaled $7,286, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

Results of Operations, Liquidity and Capital Resources

   Series 9 - Gateway closed this Series on December 31, 1993 after receiving $6,254,000 from 406 Limited Partner investors. Equity in Losses of Project Partnerships for the three months ended June 30, 2003 decreased from $64,954 for the three months ended June 30, 2002 to $61,035 as a result of an increase in rental and other income. At June 30, 2003, the Series had $257,381 of short-term investments (Cash and Cash Equivalents). It also had $206,891 in Zero Coupon Treasuries with annual maturities providing $37,000 in fiscal year 2004 increasing to $47,000 in fiscal year 2009. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $84,012 for the three months ended June 30, 2003. However, after adjusting for Equity in Losses of Project Partnerships of $61,035 and the changes in operating assets and liabilities, net cash used in operating activities was $5,831. Cash provided by investing activities totaled $2,727, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

   Series 10 - Gateway closed this Series on January 21, 1994 after receiving $5,043,000 from 325 Limited Partner investors. Equity in Losses of Project Partnerships for the three months ended June 30, 2003 increased from $37,586 for the three months ended June 30, 2002 to $40,309 as a result of a decrease in suspended losses. At June 30, 2003, the Series had $260,269 of short-term investments (Cash and Cash Equivalents). It also had $178,906 in Zero Coupon Treasuries with annual maturities providing $28,000 in fiscal year 2004 increasing to $40,000 in fiscal year 2010. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $55,433 for the three months ended June 30, 2003. However, after adjusting for Equity in Losses of Project Partnerships of $40,309 and the changes in operating assets and liabilities, net cash used in operating activities was $4,204. Cash provided by investing activities totaled $12,532, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

   Series 11 - Gateway closed this Series on April 29, 1994 after receiving $5,127,000 from 330 Limited investors. Equity in Losses of Project Partnerships for the three months ended June 30, 2003 decreased from $42,941 for the three months ended June 30, 2002 to $22,316 as a result of an increase in suspended losses. At June 30, 2003, the Series had $262,199 of short-term investments (Cash and Cash Equivalents). It also had $202,425 in Zero Coupon Treasuries with annual maturities providing $32,000 in fiscal year 2004 increasing to $44,000 in fiscal year 2010. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $34,309 for the three months ended June 30, 2003. However, after adjusting for Equity in Losses of Project Partnerships of $22,316 and the changes in operating assets and liabilities, net cash used in operating activities was $3,788. Cash provided by investing activities totaled $1,789, consisting of cash distributions from Project Partnerships. There were no unusual events or trends to describe.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   GATEWAY TAX CREDIT FUND III, LTD.
                 (A Florida Limited Partnership)
                          By: Raymond James Tax Credit Funds, Inc.

Date: August 15, 2003             By:/s/ Ronald M. Diner
                                  Ronald M. Diner
                                  President

Date: August 15, 2003             By:/s/ Sandra L. Furey
                                  Sandra L. Furey
                                  Secretary and Treasurer

Date: August 15, 2003             By:/s/ Carol Georges
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

Date: August 15, 2003             By:/s/ Ronald M. Diner
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

Date: August 15, 2003             By:/s/ Carol Georges
                                  Carol Georges
                                  Vice President and Director of Accounting