Form 10-Q
period 2003-09-30
GATEWAY TAX CREDIT FUND III LTD
filed 2003-11-13
CIK 881716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For The Quarterly Period Ended              SEPTEMBER 30, 2003

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
Title of Each Class                                  September 30, 2003
Units of Limited Partnership
Interest: $1,000 per unit                                   33,799

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II, 2003 Form 10-K, filed with the
Securities and Exchange Commission on June 24, 2003
Parts III and IV - Form S-11 Registration Statement
and all amendments and supplements thereto
File No. 33-44238

PART I - Financial Information
Item 1.  Financial Statements

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 7	SEPTEMBER 30, 2003 ------- (Unaudited)	MARCH 31, 2003 ------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at September 30, 2003 and March 31, 2003)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$   328,761
66,434
-----------
395,195

256,003
1,234,642
-----------
$ 1,885,840
===========

$    80,696
-----------
80,696
-----------

436,510
-----------

1,446,226
(77,592)
-----------
1,368,634
-----------
$ 1,885,840
===========

$   390,008
64,155
-----------
454,163

246,831
1,278,834
-----------
$ 1,979,828
===========

$    69,660
-----------
69,660
-----------

437,160
-----------

1,549,556
(76,548)
-----------
1,473,008
-----------
$ 1,979,828
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 8	SEPTEMBER 30, 2003 ------- (Unaudited)	MARCH 31, 2003 ------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities
 Accounts Receivable

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at September 30, 2003 and March 31, 2003)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$   370,464
61,584
24,220
-----------
456,268

243,844
524,151
-----------
$ 1,224,263
===========

$    75,503
-----------
75,503
-----------

528,567
-----------

701,616
(81,423)
-----------
620,193
-----------
$ 1,224,263
===========

$   450,206
59,583
0
-----------
509,789

235,603
560,231
-----------
$ 1,305,623
===========

$    61,828
-----------
61,828
-----------

513,976
-----------

810,146
(80,327)
-----------
729,819
-----------
$ 1,305,623
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 9	SEPTEMBER 30, 2003 ------- (Unaudited)	MARCH 31, 2003 ------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

    Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at September 30, 2003 and March 31, 2003)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$   244,126
36,232
-----------
280,358

173,864
1,101,936
-----------
$ 1,556,158
===========

$    41,826
-----------
41,826
-----------

339,891
-----------

1,217,533
(43,092)
-----------
1,174,441
-----------
$ 1,556,158
===========

$   260,485
35,177
-----------
295,662

168,560
1,211,933
-----------
$ 1,676,155
===========

$    35,252
-----------
35,252
-----------

318,435
-----------

1,364,080
(41,612)
-----------
1,322,468
-----------
$ 1,676,155
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 10	SEPTEMBER 30, 2003 ------- (Unaudited)	MARCH 31, 2003 ------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

    Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at September 30, 2003 and March 31, 2003)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$   238,199
27,531
-----------
265,730

154,543
1,913,764
-----------
$ 2,334,037
===========

$    38,905
-----------
38,905
-----------

88,754
-----------

2,228,494
(22,116)
-----------
2,206,378
-----------
$ 2,334,037
===========

$   251,941
26,620
-----------
278,561

149,205
2,014,742
-----------
$ 2,442,508
===========

$    35,197
-----------
35,197
-----------

86,436
-----------

2,341,846
(20,971)
-----------
2,320,875
-----------
$ 2,442,508
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 11	SEPTEMBER 30, 2003 ------- (Unaudited)	MARCH 31, 2003 ------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at September 30, 2003 and March 31, 2003)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$   233,284
31,232
-----------
264,516

174,965
2,840,935
-----------
$ 3,280,416
===========

$    36,284
-----------
36,284
-----------

838
-----------

3,256,851
(13,557)
-----------
3,243,294
-----------
$ 3,280,416
===========

$   264,198
30,129
-----------
294,327

168,593
2,914,130
-----------
$ 3,377,050
===========

$    33,669
-----------
33,669
-----------

11,661
-----------

3,344,393
(12,673)
-----------
3,331,720
-----------
$ 3,377,050
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
TOTAL SERIES 7 - 11	SEPTEMBER 30, 2003 ------- (Unaudited)	MARCH 31, 2003 ------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities
 Accounts Receivable

Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at September 30, 2003 and March 31, 2003)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$ 1,414,834
223,013
24,220
-----------
1,662,067

1,003,219
7,615,428
-----------
$10,280,714
===========

$   273,214
-----------
273,214
-----------

1,394,560
-----------

8,850,720
(237,780)
-----------
8,612,940
-----------
$10,280,714
===========

$ 1,616,838
215,664
0
-----------
1,832,502

968,792
7,979,870
-----------
$10,781,164
===========

$   235,606
-----------
235,606
-----------

1,367,668
-----------

9,410,021
(232,131)
-----------
9,177,890
-----------
$10,781,164
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(Unaudited)
SERIES 7	2003	2002

Revenues:
 Interest Income

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership Units
Number of Limited Partnership Units Outstanding

$    6,109
----------

21,771

11,306
8,451
1,661
----------
43,189
----------

(37,080)
10,909
---------
$  (26,171)
=========

$  (25,909)
(262)
----------
$  (26,171)
==========
$    (2.49)
==========
10,395
==========

$    7,434
----------

21,489

11,980
7,505
1,671
----------
43,005
----------

(35,571)
(40,934)
---------
$  (76,505)
=========

$  (75,740)
(765)
----------
$  (76,505)
==========
$    (7.29)
==========
10,395
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(Unaudited)
SERIES 8	2003	2002

Revenues:
 Interest Income
 Other Income

  Total Revenue

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership Units
Number of Limited Partnership Units Outstanding

$    5,531
1,380
----------
6,911

22,682

12,466
9,204
768
----------
45,120
----------

(38,209)
(6,650)
----------
$  (44,859)
==========

$  (44,410)
(449)
----------
$  (44,859)
==========
$    (4.45)
==========
9,980
==========

$    6,956
0
----------
6,956

22,758

13,231
8,152
1,185
----------
45,326
----------

(38,370)
(32,608)
----------
$  (70,978)
==========

$  (70,268)
(710)
----------
$  (70,978)
==========
$    (7.04)
==========
9,980
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(Unaudited)
SERIES 9	2003	2002

Revenues:
 Interest Income
 Other Income

  Total Revenue

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership Units
Number of Limited Partnership Units Outstanding

$    3,429
1,610
----------
5,039

12,466

6,957
5,063
771
----------
25,257
----------

(20,218)
(43,797)
----------
$  (64,015)
==========

$  (63,375)
(640)
----------
$  (64,015)
==========
$   (10.13)
==========
6,254
==========

$    4,177
0
----------
4,177

12,507

7,385
4,841
814
----------
25,547
----------

(21,370)
(78,576)
----------
$  (99,946)
==========

$  (98,947)
(999)
----------
$  (99,946)
==========
$   (15.82)
==========
6,254
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(Unaudited)
SERIES 10	2003	2002

Revenues:
 Interest Income

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership Units
Number of Limited Partnership Units Outstanding

$   3,399
---------

8,503

4,349
3,319
1,145
---------
17,316
---------

(13,917)
(45,147)
---------
$ (59,064)
=========

$ (58,473)
(591)
---------
$ (59,064)
=========
$  (11.59)
=========
5,043
=========

$ 4,065 --------- 8,529 4,615 3,194 1,203 --------- 17,541 --------- (13,476) (37,316) --------- $ (50,792) ========= $ (50,284) (508) --------- $ (50,792) ========= $ (9.97) ========= 5,043 =========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(Unaudited)
SERIES 11	2003	2002

Revenues:
 Interest Income
 Other Income

  Total Revenue

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses Of Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership Units
Number of Limited Partnership Units Outstanding

$   4,005
2,182
---------
6,187

7,130

3,479
2,888
1,683
---------
15,180
---------

(8,993)
(45,124)
---------
$ (54,117)
=========

$ (53,576)
(541)
---------
$ (54,117)
=========
$  (10.45)
=========
5,127
=========

$   4,721
0
---------
4,721

7,192

3,692
2,825
2,074
---------
15,783
---------

(11,062)
(28,650)
---------
$ (39,712)
=========

$ (39,315)
(397)
---------
$ (39,712)
=========
$   (7.67)
=========
5,127
=========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(Unaudited)
TOTAL SERIES 7 - 11	2003	2002

Revenues:
 Interest Income
 Other Income

  Total Revenue

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

	$ 22,473 5,172 --------- 27,645 72,552 38,557 28,295 6,028 --------- 146,062 --------- (118,417) (129,809) -------- $(248,226) ======== $(245,743) (2,483) -------- $(248,226) ========	$ 27,353 0 --------- 27,353 72,835 40,903 26,517 6,947 --------- 147,202 --------- (119,849) (218,084) -------- $(337,933) ======== $(334,554) (3,379) -------- $(337,933) ========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30,
(Unaudited)
SERIES 7	2003	2002

Revenues:
 Interest Income
 Other Income

  Total Revenue

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership Units
Number of Limited Partnership Units Outstanding

$   12,309
1,746
----------
14,055

43,542

32,211
10,263
3,322
----------
89,338
----------

(75,283)
(29,091)
----------
$ (104,374)
==========

$ (103,330)
(1,044)
----------
$ (104,374)
==========

$    (9.94)
==========
10,395
==========

$   14,885
0
----------
14,885

43,698

19,847
10,958
3,342
----------
77,845
----------

(62,960)
(71,630)
----------
$ (134,590)
==========

$ (133,244)
(1,346)
----------
$ (134,590)
==========

$   (12.82)
==========
10,395
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30,
(Unaudited)
SERIES 8	2003	2002

Revenues:
 Interest Income
 Other Income

  Total Revenue

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership Units
Number of Limited Partnership Units Outstanding

$   11,200
1,380
----------
12,580

45,364

35,514
12,534
1,536
----------
94,948
----------

(82,368)
(27,258)
----------
$ (109,626)
==========

$ (108,530)
(1,096)
----------
$ (109,626)
==========

$   (10.87)
==========
9,980
==========

$   13,922
0
----------
13,922

45,516

21,905
12,162
2,370
----------
81,953
----------

(68,031)
(57,753)
----------
$ (125,784)
==========

$ (124,526)
(1,258)
----------
$ (125,784)
==========

$   (12.48)
==========
9,980
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30,
(Unaudited)
SERIES 9	2003	2002

Revenues:
 Interest Income
 Other Income

  Total Revenue

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership Units
Number of Limited Partnership Units Outstanding

$    6,936
2,438
----------
9,374

24,932

19,821
6,274
1,542
----------
52,569
----------

(43,195)
(104,832)
----------
$ (148,027)
==========

$ (146,547)
(1,480)
----------
$ (148,027)
==========

$   (23.43)
==========
6,254
==========

$    8,354
0
----------
8,354

25,014

12,226
7,063
1,628
----------
45,931
----------

(37,577)
(143,530)
----------
$ (181,107)
==========

$ (179,296)
(1,811)
----------
$ (181,107)
==========

$   (28.67)
==========
6,254
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30,
(Unaudited)
SERIES 10	2003	2002

Revenues:
 Interest Income

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership Units
Number of Limited Partnership Units Outstanding

$    6,829
----------

17,006

12,390
4,184
2,290
----------
35,870
----------

(29,041)
(85,456)
----------
$ (114,497)
==========

$ (113,352)
(1,145)
----------
$ (114,497)
==========

$   (22.48)
==========
5,043
==========

$    8,092
----------

17,058

7,641
4,746
2,406
----------
31,851
----------

(23,759)
(74,902)
----------
$  (98,661)
==========

$  (97,674)
(987)
----------
$  (98,661)
==========

$   (19.37)
==========
5,043
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30,
(Unaudited)
SERIES 11	2003	2002

Revenues:
 Interest Income
 Other Income

  Total Revenue

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership Units
Number of Limited Partnership Units Outstanding

$    8,063
2,182
----------
10,245

14,260

9,912
3,693
3,366
----------
31,231
----------

(20,986)
(67,440)
----------
$  (88,426)
==========

$  (87,542)
(884)
----------
$  (88,426)
==========

$   (17.07)
==========
5,127
==========

$    9,435
0
----------
9,435

14,384

6,113
4,239
4,148
----------
28,884
----------

(19,449)
(71,591)
----------
$  (91,040)
==========

$  (90,130)
(910)
----------
$  (91,040)
==========

$   (17.58)
==========
5,127
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30,
(Unaudited)
TOTAL SERIES 7 - 11	2003	2002

Revenues:
 Interest Income
 Other Income

  Total Revenue

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

	$ 45,337 7,746 --------- 53,083 145,104 109,848 36,948 12,056 --------- 303,956 --------- (250,873) (314,077) --------- $ (564,950) ========== $ (559,301) (5,649) ---------- $ (564,950) ==========	$ 54,688 0 --------- 54,688 145,670 67,732 39,168 13,894 --------- 266,464 --------- (211,776) (419,406) --------- $ (631,182) ========== $ (624,870) (6,312) ---------- $ (631,182) ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

SERIES 7	Limited Partners --------	General Partners --------	Total -----
Balance at March 31, 2002 Net Loss Balance at September 30, 2002 Balance at March 31, 2003 Net Loss Balance at September 30, 2003	$ 1,780,281 (133,244) ---------- $ 1,647,037 ========== $ 1,549,556 (103,330) ---------- $ 1,446,226 ==========	$ (74,217) (1,346) ---------- $ (75,563) ========== $ (76,548) (1,044) ---------- $ (77,592) ==========	$ 1,706,064 (134,590) ---------- $ 1,571,474 ========== $ 1,473,008 (104,374) ---------- $ 1,368,634 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

SERIES 8	Limited Partners --------	General Partners --------	Total -----
Balance at March 31, 2002 Net Loss Balance at September 30, 2002 Balance at March 31, 2003 Net Loss Balance at September 30, 2003	$ 1,001,538 (124,526) ----------- $ 877,012 =========== $ 810,146 (108,530) ----------- $ 701,616 ===========	$ (78,394) (1,258) ---------- $ (79,652) ========== $ (80,327) (1,096) --------- $ (81,423) =========	$ 923,144 (125,784) ----------- $ 797,360 =========== $ 729,819 (109,626) ----------- $ 620,193 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
SERIES 9	Limited Partners --------	General Partners --------	Total -----
Balance at March 31, 2002 Net Loss Balance at September 30, 2002 Balance at March 31, 2003 Net Loss Balance at September 30, 2003	$ 1,707,018 (179,296) ----------- $ 1,527,722 =========== $ 1,364,080 (146,547) ----------- $ 1,217,533 ===========	$ (38,148) (1,811) ---------- $ (39,959) ========== $ (41,612) (1,480) ---------- $ (43,092) ==========	$ 1,668,870 (181,107) ----------- $ 1,487,763 =========== $ 1,322,468 (148,027) ----------- $ 1,174,441 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

SERIES 10	Limited Partners --------	General Partners --------	Total -----
Balance at March 31, 2002 Net Loss Balance at September 30, 2002 Balance at March 31, 2003 Net Loss Balance at September 30, 2003	$ 2,586,073 (97,674) ----------- $ 2,488,399 =========== $ 2,341,846 (113,352) ----------- $ 2,228,494 ===========	$ (18,504) (987) ---------- $ (19,491) ========== $ (20,971) (1,145) --------- $ (22,116) =========	$ 2,567,569 (98,661) ----------- $ 2,468,908 =========== $ 2,320,875 (114,497) ----------- $ 2,206,378 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

SERIES 11	Limited Partners --------	General Partners --------	Total -----
Balance at March 31, 2002 Net Loss Balance at September 30, 2002 Balance at March 31, 2003 Net Loss Balance at September 30, 2003	$ 3,549,631 (90,130) ----------- $ 3,459,501 =========== $ 3,344,393 (87,542) ----------- $ 3,256,851 ===========	$ (10,600) (910) ---------- $ (11,510) ========== $ (12,673) (884) ---------- $ (13,557) ==========	$ 3,539,031 (91,040) ----------- $ 3,447,991 =========== $ 3,331,720 (88,426) ----------- $ 3,243,294 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
TOTAL SERIES 7 - 11	Limited Partners --------	General Partners --------	Total -----
Balance at March 31, 2002 Net Loss Balance at September 30, 2002 Balance at March 31, 2003 Net Loss Balance at September 30, 2003	$10,624,541 (624,870) ----------- $ 9,999,671 =========== $ 9,410,021 (559,301) ----------- $ 8,850,720 ===========	$ (219,863) (6,312) ----------- $ (226,175) =========== $ (232,131) (5,649) ----------- $ (237,780) ===========	$10,404,678 (631,182) ----------- $ 9,773,496 =========== $ 9,177,890 (564,950) ----------- $ 8,612,940 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30,
(Unaudited)
SERIES 7 -------	2003	2002

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

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
  Distributions Received from Project   Partnerships

     Net Cash Provided by Investing Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$ (104,374) 3,322 (11,451) 29,091 10,386 ---------- (73,026) ---------- 11,779 ---------- 11,779 ---------- (61,247) 390,008 ---------- $ 328,761 ==========	$ (134,590) 3,342 (12,753) 71,630 23,812 ---------- (48,559) ---------- 17,031 ---------- 17,031 ---------- (31,528) 384,626 ---------- $ 353,098 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30,
(Unaudited)

SERIES 8 -------	2003	2002

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

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
  Distributions Received from Project   Partnerships

     Net Cash Provided by Investing Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$ (109,626) 1,536 (10,242) 27,258 (24,220) 28,266 ---------- (87,028) ---------- 7,286 ---------- 7,286 ---------- (79,742) 450,206 ---------- $ 370,464 ==========	$ (125,784) 2,370 (11,396) 57,753 0 39,606 ---------- (37,451) ---------- 10,257 ---------- 10,257 ---------- (27,194) 456,356 ---------- $ 429,162 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30,
(Unaudited)
SERIES 9 -------	2003	2002

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

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
  Distributions Received from Project   Partnerships

     Net Cash Provided by Investing Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$ (148,027) 1,542 (6,359) 104,832 28,030 ---------- (19,982) ---------- 3,623 ---------- 3,623 ---------- (16,359) 260,485 ---------- $ 244,126 ==========	$ (181,107) 1,628 (6,955) 143,530 31,011 ---------- (11,893) ---------- 6,586 ---------- 6,586 ---------- (5,307) 251,331 ---------- $ 246,024 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30,
(Unaudited)
SERIES 10 -------	2003	2002

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

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
  Distributions Received from Project   Partnerships

     Net Cash Provided by Investing Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$ (114,497) 2,290 (6,249) 85,456 6,026 ---------- (26,974) ---------- 13,232 ---------- 13,232 ---------- (13,742) 251,941 ---------- $ 238,199 ==========	$ (98,661) 2,406 (6,692) 74,902 7,377 ---------- (20,668) ---------- 5,189 ---------- 5,189 ---------- (15,479) 252,149 ---------- $ 236,670 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30,
(Unaudited)
SERIES 11 -------	2003	2002

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

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
   Distributions Received from Project    Partnerships

     Net Cash Provided by Investing Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$ (88,426) 3,366 (7,475) 67,440 (8,208) ---------- (33,303) ---------- 2,389 ---------- 2,389 ---------- (30,914) 264,198 ---------- $ 233,284 ==========	$ (91,040) 4,148 (7,964) 71,591 (12,594) ---------- (35,859) ---------- 6,192 ---------- 6,192 ---------- (29,667) 266,059 ---------- $ 236,392 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30,
(Unaudited)
TOTAL SERIES 7 - 11 ------------------	2003	2002

Cash Flows from Operating Activities:
 Net Loss
 Adjustments to Reconcile Net Loss to Net Cash  Used in Operating Activities:
  Amortization
  Accreted Interest Income on Investments in   Securities
  Equity in Losses of Project Partnerships
  Changes in Operating Assets and Liabilities:
   Increase in Accounts Receivable
   Increase (Decrease) in Payable to General    Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
  Distributions Received from Project   Partnerships

     Net Cash Provided by Investing Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$ (564,950) 12,056 (41,776) 314,077 (24,220) 64,500 ---------- (240,313) ---------- 38,309 ---------- 38,309 ---------- (202,004) 1,616,838 ---------- $ 1,414,834 ==========	$ (631,182) 13,894 (45,760) 419,406 0 89,212 ---------- (154,430) ---------- 45,255 ---------- 45,255 ---------- (109,175) 1,610,521 ---------- $ 1,501,346 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2003

NOTE 1 - ORGANIZATION:

   Gateway Tax Credit Fund III Ltd. ("Gateway"), a Florida Limited Partnership, was formed October 17, 1991 under the laws of Florida. Gateway offered its limited partnership interests in Series. The first Series for Gateway is Series 7. Operations commenced on July 16, 1992 for Series 7, January 4, 1993 for Series 8, September 30, 1993 for Series 9, January 21, 1994 for Series 10 and April 29, 1994 for Series 11. Each Series invests, as a limited partner, in other limited partnerships ("Project Partnerships"), each of which owns and operates apartment complexes eligible for Low-Income Housing Tax Credits ("Tax Credits"), provided for in Section 42 of the Internal Revenue Code of 1986. Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the Limited Partnership Agreement. As of September 30, 2003, Gateway had received capital contributions of $1,000 from the General Partners and $36,799,000 from the investor Limited Partners.

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

Reclassifications

   For comparability, the 2002 figures have been reclassified, where appropriate, to conform with the financial statement presentation used in 2003.

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

    In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN46 must be applied for the first interim or annual period ending after December 15, 2003. The Partnership is currently evaluating the effect, if any, that the adoption of FIN46 will have on its results of operations and financial condition.

NOTE 3 - INVESTMENT IN SECURITIES:

   The September 30, 2003 Balance Sheet includes Investment in Securities consisting of U.S. Treasury Security Strips which represents their cost, plus accreted interest income of $177,749 for Series 7, $157,183 for Series 8, $95,742 for Series 9, $88,622 for Series 10 and $103,142 for Series 11.

	Estimated Market Value -------------	Cost Plus Accreted Interest -----------------	Gross Unrealized Gains and (Losses) ------------------
Series 7	$ 364,416	$ 322,437	$ 41,979
Series 8	342,432	305,428	37,004
Series 9	234,495	210,096	24,399
Series 10	208,847	182,074	26,773
Series 11	241,769	206,197	35,572

   As of September 30, 2003, the cost and accreted interest of debt securities by contractual maturities is as follows:
	Series 7	Series 8	Series 9
Due within 1 year	$ 66,434	$ 61,584	$ 36,232
After 1 year through 5 years	193,761	183,488	106,305
After 5 years through 10 years	62,242	60,356	67,559
Total Amount Carried on Balance Sheet	$ 322,437 ========	$ 305,428 ========	$ 210,096 ========
	Series 10	Series 11	Total
Due within 1 year	$ 27,531	$ 31,232	$ 223,013
After 1 year through 5 years	78,762	90,816	653,132
After 5 years through 10 years	75,781	84,149	350,087
Total Amount Carried on Balance Sheet	$ 182,074 =========	$ 206,197 =========	$1,226,232 =========

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

   For the six months ended September 30, 2003 and 2002 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

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

                                 2003              2002

     Series 7                 $ 43,542          $ 43,698
     Series 8                   45,364            45,516
     Series 9                   24,932            25,014
     Series 10                  17,006            17,058
     Series 11                  14,260            14,384
                              --------          --------
     Total                    $145,104          $145,670
                              ========          ========

   General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statement of Operations.

     Series 7                 $ 32,211          $ 19,847
     Series 8                   35,514            21,905
     Series 9                   19,821            12,226
     Series 10                  12,390             7,641
     Series 11                   9,912             6,113
                              --------          --------
     Total                    $109,848          $ 67,732
                              ========          ========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of September 30, 2003, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 39 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
SERIES 7	SEPTEMBER 30, 2003 ------------	MARCH 31, 2003 ---------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the Underlying assets acquired:
  Acquisition fees and expenses
  Accumulated amortization of acquisition fees   and expenses

Investments in Project Partnerships

	$ 7,732,089 (6,891,334) (216,223) ----------- 624,532 793,335 (183,225) ----------- $ 1,234,642 ===========	$ 7,732,089 (6,862,243) (204,444) ----------- 665,402 793,335 (179,903) ----------- $ 1,278,834 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $3,022,443 for the period ended September 30, 2003 and cumulative suspended losses of $2,658,435 for the year ended March 31, 2003 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of September 30, 2003, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 43 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
SERIES 8	SEPTEMBER 30, 2003 ---------	MARCH 31, 2003 ---------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
  Acquisition fees and expenses
  Accumulated amortization of acquisition fees   and expenses

Investments in Project Partnerships

	$ 7,586,105 (7,331,184) (166,183) ----------- 88,738 549,773 (114,360) ----------- $ 524,151 ===========	$ 7,586,105 (7,303,925) (158,899) ----------- 123,281 549,773 (112,823) ----------- $ 560,231 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $3,482,157 for the period ended September 30, 2003 and cumulative suspended losses of $3,065,413 for the year ended March 31, 2003 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of September 30, 2003, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 24 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
SERIES 9	SEPTEMBER 30, 2003 ----------	MARCH 31, 2003 ---------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
  Acquisition fees and expenses
  Accumulated amortization of acquisition fees   and expenses

Investments in Project Partnerships

	$ 4,914,116 (3,875,229) (125,779) ----------- 913,108 244,087 (55,259) ----------- $ 1,101,936 ===========	$ 4,914,116 (3,770,400) (122,154) ---------- 1,021,562 244,087 (53,716) ---------- $ 1,211,933 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $1,066,638 for the period ended September 30, 2003 and cumulative suspended losses of $925,614 for the year ended March 31, 2003 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of September 30, 2003, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 15 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
SERIES 10	SEPTEMBER 30, 2003 -----------	MARCH 31, 2003 ---------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
  Acquisition fees and expenses
  Accumulated amortization of acquisition fees   and expenses

Investments in Project Partnerships

	$ 3,914,672 (1,983,598) (161,875) ----------- 1,769,199 196,738 (52,173) ----------- $ 1,913,764 ===========	$ 3,914,672 (1,898,143) (148,645) ---------- 1,867,884 196,738 (49,880) ----------- $ 2,014,742 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $103,790 for the period ended September 30, 2003 and cumulative suspended losses of $94,384 for the year ended March 31, 2003 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of September 30, 2003, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 12 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
SERIES 11	SEPTEMBER 30, 2003 ---------	MARCH 31, 2003 --------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
  Acquisition fees and expenses
  Accumulated amortization of acquisition fees   and expenses

Investments in Project Partnerships

	$ 4,128,042 (1,360,827) (145,315) ----------- 2,621,900 290,335 (71,300) ----------- $ 2,840,935 ===========	$ 4,128,042 (1,293,389) (142,928) ----------- 2,691,725 290,335 (67,930) ----------- $ 2,914,130 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $103,750 for the period September 30, 2003 and cumulative suspended losses of $40,610 for the year ended March 31, 2003 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   The following is a summary of Investments in Project Partnerships as of:
TOTAL SERIES 7 - 11	SEPTEMBER 30, 2003 ----------	MARCH 31, 2003 --------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
  Acquisition fees and expenses
  Accumulated amortization of acquisition fees   and expenses

Investments in Project Partnerships

	$28,275,024 (21,442,172) (815,375) ----------- 6,017,477 2,074,268 (476,317) ----------- $ 7,615,428 ===========	$28,275,024 (21,128,100) (777,070) ----------- 6,369,854 2,074,268 (464,252) ----------- $ 7,979,870 ===========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30, of each year:

SERIES 7	2003	2002

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 3,792,773
30,453,032
36,719
-----------
$34,282,524
===========

$   930,433
36,063,490
-----------
36,993,923
-----------

(2,497,089)
(214,310)
-----------
(2,711,399)
-----------
$34,282,524
===========

$ 2,342,748
-----------
1,595,498
411,025
733,295
-----------
2,739,818
-----------
$  (397,070)
===========
$    (3,971)
===========
$  (393,099)
364,008
-----------
$   (29,091)
===========

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
SERIES 8	2003	2002

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 3,417,570
32,057,942
58,975
-----------
$35,534,487
===========

$ 1,168,934
38,086,148
-----------
39,255,082
-----------

(3,204,063)
(516,532)
-----------
(3,720,595)
-----------
$35,534,487
===========

$ 2,280,662
-----------
1,502,289
427,220
789,045
-----------
2,718,554
-----------
$  (437,892)
===========
$     6,110
===========
$  (444,002)
416,744
-----------
$   (27,258)
===========

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
SERIES 9	2003	2002

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 1,756,014
18,304,773
5,505
-----------
$20,066,292
===========

$   308,114
20,187,089
-----------
20,495,203
-----------

(185,823)
(243,088)
-----------
(428,911)
-----------
$20,066,292
===========

$ 1,171,410
-----------
772,720
230,695
416,334
-----------
1,419,749
-----------
$  (248,339)
===========
$    (2,483)
===========
$  (245,856)
141,024
-----------
$  (104,832)
===========

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
SERIES 10	2003	2002

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 1,639,388
13,229,648
9,361
-----------
$14,878,397
===========

$   295,866
13,195,207
-----------
13,491,073
-----------

1,677,882
(290,558)
-----------
1,387,324
-----------
$14,878,397
===========

$   794,970
-----------
514,299
128,764
248,219
-----------
891,282
-----------
$   (96,312)
===========
$    (1,450)
===========
$   (94,862)
9,406
-----------
$   (85,456)
===========

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
SERIES 11	2003	2002

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 1,275,159
11,451,098
123,167
-----------
$12,849,424
===========

$   392,609
10,128,122
-----------
10,520,731
-----------

2,533,890
(205,197)
-----------
2,328,693
-----------
$12,849,424
===========

$   753,239
-----------
516,409
116,902
257,676
-----------
890,987
-----------
$  (137,748)
===========
$    (7,168)
===========
$  (130,580)
63,140
-----------
$   (67,440)
===========

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
TOTAL SERIES 7 - 11	2003	2002

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 11,880,904
105,496,493
233,727
------------
$117,611,124
============

$  3,095,956
117,660,056
------------
120,756,012
------------

(1,675,203)
(1,469,685)
------------
(3,144,888)
------------
$117,611,124
============

$  7,343,029
------------
4,901,215
1,314,606
2,444,569
------------
8,660,390
------------
$ (1,317,361)
============
$     (8,962)
============
$ (1,308,399)
994,322
------------
$   (314,077)
============

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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, Liquidity and Capital Resources

   As disclosed on the statement of operations for each Series, except as described below, interest income is comparable for the six and three months ended September 30, 2003 and September 30, 2002. The General and Administrative expenses - General Partner for the six months ended September 30, 2003 increased significantly due to a change in the method of administrative expense allocation. The General and Administrative - General Partner is comparable for the three months ended September 30, 2003 and September 30, 2002.

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

   As of June 3, 2003, an affiliate of Gateway's Managing General Partner, Value Partners, Inc. became the general partner of Logan Heights, Ltd., a project partnership contained in Gateway III - Series 8.

   Series 7 - Gateway closed this series on October 16, 1992 after receiving $10,395,000 from 635 Limited Partner investors. Equity in Losses of Project Partnerships for the six months ended September 30, 2003 decreased from $71,630 for the six months ended September 30, 2002 to $29,091 as a result of an increase in suspended losses. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

   At September 30, 2003, the Series had $328,761 of short-term investments (Cash and Cash Equivalents). It also had $322,437 in Zero Coupon Treasuries with annual maturities providing $68,000 in fiscal year 2003 increasing to $86,000 in fiscal year 2008. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $104,374 for the six months ended September 30, 2003. However, after adjusting for Equity in Losses of Project Partnerships of $29,091 and the changes in operating assets and liabilities, net cash used in operating activities was $73,026. Cash provided by investing activities totaled $11,779 consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

   Series 8 - Gateway closed this Series on September 28, 1993 after receiving $9,980,000 from 664 Limited Partner investors. Equity in Losses of Project Partnerships for the six months ended September 30, 2003 decreased from $57,753 for the six months ended September 30, 2002 to $27,258 as a result of an increase in rental revenue.

   At September 30, 2003, the Series had $370,464 of short-term investments (Cash and Cash Equivalents). It also had $305,428 in Zero Coupon Treasuries with annual maturities providing $63,000 in fiscal year 2003 increasing to $82,000 in fiscal year 2008. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $109,626 for the six months ended September 30, 2003. However, after adjusting for Equity in Losses of Project Partnerships of $27,258 and the changes in operating assets and liabilities, net cash used in operating activities was $87,028. Cash provided by investing activities totaled $7,286, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

   Series 9 - Gateway closed this Series on December 31, 1993 after receiving $6,254,000 from 406 Limited Partner investors. Equity in Losses of Project Partnerships for the six months ended September 30, 2003 decreased from $143,530 for the six months ended September 30, 2002 to $104,832 as a result of an increase in rental revenue.

   At September 30, 2003, the Series had $244,126 of short-term investments (Cash and Cash Equivalents). It also had $210,096 in Zero Coupon Treasuries with annual maturities providing $37,000 in fiscal year 2003 increasing to $47,000 in fiscal year 2009. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $148,027 for the six months ended September 30, 2003. However, after adjusting for Equity in Losses of Project Partnerships of $104,832 and the changes in operating assets and liabilities, net cash used in operating activities was $19,982. Cash provided by investing activities totaled $3,623, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

   Series 10 - Gateway closed this Series on January 21, 1994 after receiving $5,043,000 from 325 Limited Partner investors. Equity in Losses of Project Partnerships for the six months ended September 30, 2003 increased from $74,902 for the six months ended September 30, 2002 to $85,456 as a result of suspending losses of $9,406 in 2003, and $25,174 in 2002.

   At September 30, 2003, the Series had $238,199 of short-term investments (Cash and Cash Equivalents). It also had $182,074 in Zero Coupon Treasuries with annual maturities providing $28,000 in fiscal year 2003 increasing to $40,000 in fiscal year 2010. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $114,497 for the six months ended September 30, 2003. However, after adjusting for Equity in Losses of Project Partnerships of $85,456 and the changes in operating assets and liabilities, net cash used in operating activities was $26,974. Cash provided by investing activities totaled $13,232, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

   Series 11 - Gateway closed this Series on April 29, 1994 after receiving $5,127,000 from 330 Limited investors. Equity in losses of Project Partnerships for the six months ended September 30, 2003 decreased from $71,591 for the six months ended September 30, 2002 to $67,440 as a result of an increase in suspended losses.

   At September 30, 2003, the Series had $233,284 of short-term investments (Cash and Cash Equivalents). It also had $206,197 in Zero Coupon Treasuries with annual maturities providing $32,000 in fiscal year 2003 increasing to $44,000 in fiscal year 2010. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $88,426 for the six months ended September 30, 2003. However, after adjusting for Equity in Losses of Project Partnerships of $67,440 and the changes in operating assets and liabilities, net cash used in operating activities was $33,303. Cash provided by investing activities totaled $2,389, consisting of cash distributions from Project Partnerships. There were no unusual events or trends to describe.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   GATEWAY TAX CREDIT FUND III, LTD.
                 (A Florida Limited Partnership)
                          By: Raymond James Tax Credit Funds, Inc.

Date: November 13, 2003           By:/s/ Ronald M. Diner
                                  Ronald M. Diner
                                  President

Date: November 13, 2003           By:/s/ Sandra L. Furey
                                  Sandra L. Furey
                                  Secretary and Treasurer

Date: November 13, 2003           By:/s/ Carol Georges
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

Date: November 13, 2003           By:/s/ Ronald M. Diner
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

Date: November 13, 2003           By:/s/ Carol Georges
                                  Carol Georges
                                  Vice President and Director of Accounting