Form 10-Q
period 2003-12-31
GATEWAY TAX CREDIT FUND III LTD
filed 2004-02-13
CIK 881716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For The Quarterly Period Ended            DECEMBER 31, 2003

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
     Title of Each Class                                  December 31, 2003
Units of Limited Partnership
Interest:  $1,000 per unit                                      36,799

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II, 2003 Form 10-K, filed with the
Securities and Exchange Commission on June 24, 2003
Parts III and IV - Form S-11 Registration Statement
and all amendments and supplements thereto
File No. 33-44238

PART I - Financial Information
  Item 1.  Financial Statements

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 7	DECEMBER 31, 2003 ------- (Unaudited)	MARCH 31, 2003 ------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at December 31, 2003 and March 31,2003)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$   294,280
67,602
-----------
361,882

260,717
1,177,378
-----------
$ 1,799,977
===========

$    71,135
-----------
71,135
-----------

445,119
-----------

1,362,164
(78,441)
-----------
1,283,723
-----------
$ 1,799,977
===========

$   390,008
64,155
-----------
454,163

246,831
1,278,834
-----------
$ 1,979,828
===========

$    69,660
-----------
69,660
-----------

437,160
-----------

1,549,556
(76,548)
-----------
1,473,008
-----------
$ 1,979,828
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS

SERIES 8	DECEMBER 31, 2003 ------- (Unaudited)	MARCH 31, 2003 ------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities
 Accounts Receivable

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at December 31, 2003 and March 31, 2003)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$   332,167
62,609
24,220
-----------
418,996

248,075
500,032
-----------
$ 1,167,103
===========

$    59,161
-----------
59,161
-----------

541,223
-----------

648,677
(81,958)
-----------
566,719
-----------
$ 1,167,103
===========

$   450,206
59,583
0
-----------
509,789

235,603
560,231
-----------
$ 1,305,623
===========

$    61,828
-----------
61,828
-----------

513,976
-----------

810,146
(80,327)
-----------
729,819
-----------
$ 1,305,623
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 9	DECEMBER 31, 2003 ------- (Unaudited)	MARCH 31, 2003 ------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

    Total Current Liabilities

Long-Term Liabilities:
Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at December 31, 2003 and March 31, 2003)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$   224,120
36,772
-----------
260,892

176,578
1,047,910
-----------
$ 1,485,380
===========

$    30,223
-----------
30,223
-----------

350,188
-----------

1,148,756
(43,787)
-----------
1,104,969
-----------
$ 1,485,380
===========

$   260,485
35,177
-----------
295,662

168,560
1,211,933
-----------
$ 1,676,155
===========

$    35,252
-----------
35,252
-----------

318,435
-----------

1,364,080
(41,612)
-----------
1,322,468
-----------
$ 1,676,155
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS

SERIES 10	DECEMBER 31, 2003 ------- (Unaudited)	MARCH 31, 2003 ------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

    Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at December 31, 2003 and March 31, 2003)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$   225,449
28,000
-----------
253,449

157,299
1,858,068
-----------
$ 2,268,816
===========

$    34,654
-----------
34,654
-----------

92,770
-----------

2,164,158
(22,766)
-----------
2,141,392
-----------
$ 2,268,816
===========

$   251,941
26,620
-----------
278,561

149,205
2,014,742
-----------
$ 2,442,508
===========

$    35,197
-----------
35,197
-----------

86,436
-----------

2,341,846
(20,971)
-----------
2,320,875
-----------
$ 2,442,508
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS

SERIES 11	DECEMBER 31, 2003 ------- (Unaudited)	MARCH 31, 2003 ------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at December 31, 2003 and March 31, 2003)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$   222,672
31,798
-----------
254,470

178,241
2,832,299
-----------
$ 3,265,010
===========

$    36,638
-----------
36,638
-----------

836
-----------

3,241,251
(13,715)
-----------
3,227,536
-----------
$ 3,265,010
===========

$   264,198
30,129
-----------
294,327

168,593
2,914,130
-----------
$ 3,377,050
===========

$    33,669
-----------
33,669
-----------

11,661
-----------

3,344,393
(12,673)
-----------
3,331,720
-----------
$ 3,377,050
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS

TOTAL SERIES 7 - 11	DECEMBER 31, 2003 ------- (Unaudited)	MARCH 31, 2003 ------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities
 Accounts Receivable

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at December 31, 2003 and March 31, 2003)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$ 1,298,688
226,781
24,220
-----------
1,549,689

1,020,910
7,415,687
-----------
$ 9,986,286
===========

$   231,811
-----------
231,811
-----------

1,430,136
-----------

8,565,006
(240,667)
-----------
8,324,339
-----------
$ 9,986,286
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

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited
Partnership Units

Number of Limited Partnership Units
Outstanding

$     6,180
7,315
-----------
13,495

21,771

12,472
2,413
1,661
-----------
38,317
-----------

(24,822)
(60,089)
-----------
$   (84,911)
===========

$   (84,062)
(849)
-----------
$   (84,911)
===========

$     (8.09)
===========

10,395
===========

$     7,310
0
-----------
7,310

21,849

6,469
2,093
1,671
-----------
32,082
-----------

(24,772)
(46,357)
-----------
$   (71,129)
===========

$   (70,418)
(711)
-----------
$   (71,129)
===========

$     (6.77)
===========

10,395
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31,
(Unaudited)
SERIES 8	2003 ----	2002 ----

Revenues:
 Interest Income
 Other Income

  Total Revenue

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited
Partnership Units

Number of Limited Partnership Units
Outstanding

$     5,589
10,693
-----------
16,282
------------

22,682

13,751
2,946
768
-----------
40,147
-----------

(23,865)
(29,609)
----------
$   (53,474)
===========

$   (52,939)
(535)
-----------
$   (53,474)
===========

$     (5.30)
===========

9,980
===========

$     6,778
0
-----------
6,778
------------

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

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited
Partnership Units

Number of Limited Partnership Units
Outstanding

$     3,477

-----------
4,077
------------

12,466

7,676
1,160

-----------
22,073
-----------

(17,996)
(51,476)
----------
$   (69,472)
===========

$   (68,777)
(695)
-----------
$   (69,472)
===========

$    (11.00)
===========

6,254
===========

$     4,093
0
-----------
4,093
------------

12,507

3,969
1,654

-----------
18,944
-----------

(14,851)
(82,354)
----------
$   (97,205)
===========

$   (96,233)
(972)
-----------
$   (97,205)
===========

$    (15.39)
===========

6,254
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31,
(Unaudited)
SERIES 10	2003 ----	2002 ----

Revenues:
 Interest Income
 Other Income

  Total Revenue

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited
Partnership Units

Number of Limited Partnership Units
Outstanding

$     3,446
1,500
-----------
4,946
------------

8,503

4,796

1,145
-----------
15,303
-----------

(10,357)
(54,629)
-----------
$   (64,986)
===========

$   (64,336)
(650)
-----------
$   (64,986)
===========

$    (12.76)
===========

5,043
===========

$     3,982
0
-----------
3,982
------------

8,529

2,480
1,071
1,203
-----------
13,283
-----------

(9,301)
(58,668)
-----------
$   (67,969)
===========

$   (67,289)
(680)
-----------
$   (67,969)
===========

$    (13.34)
===========

5,043
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31,
(Unaudited)
SERIES 11	2003 ----	2002 ----

Revenues:
 Interest Income
 Other Income

  Total Revenue

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited
Partnership Units

Number of Limited Partnership Units
Outstanding

$     4,059
985
-----------
5,044
------------

7,130

3,837
1,199
1,683
-----------
13,849
-----------

(8,805)
(6,953)
----------
$   (15,758)
===========

$   (15,600)
(158)
-----------
$   (15,758)
===========

$     (3.04)
===========

5,127
===========

$     4,625
0
-----------
4,625
------------

7,192

1,984

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

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

$    22,751
21,093
-----------
43,844
------------

72,552

42,532
8,577
6,028
-----------
129,689
-----------

(85,845)
(202,756)
-----------
$  (288,601)
===========

$  (285,714)
(2,887)
-----------
$  (288,601)
===========

$    26,788
0
-----------
26,788
------------

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

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited
Partnership Units

Number of Limited Partnership
Units Outstanding

$    18,489
9,061
-----------
27,550
------------

65,313

44,683
12,676
4,983
-----------
127,655
-----------

(100,105)
(89,180)
-----------
$  (189,285)
===========

$  (187,392)
(1,893)
-----------
$  (189,285)
===========

$    (18.03)
===========

10,395
===========

$    22,195
0
-----------
22,195
------------

65,547

26,316
13,051
5,013
-----------
109,927
-----------

(87,732)
(117,987)
-----------
$  (205,719)
===========

$  (203,662)
(2,057)
-----------
$  (205,719)
===========

$    (19.59)
===========

10,395
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED DECEMBER 31,
(Unaudited)
SERIES 8	2003 ----	2002 ----

Revenues:
 Interest Income
 Other Income

  Total Revenue

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited
Partnership Units

Number of Limited Partnership
Units Outstanding

$    16,789
12,073
----------
28,862
-----------

68,046

49,265
15,480
2,304
----------
135,095
----------

(106,233)
(56,867)
----------
$  (163,100)
===========

$  (161,469)
(1,631)
-----------
$  (163,100)
===========

$    (16.18)
===========

9,980
===========

$    20,700
0
----------
20,700
-----------

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

  Total Expenses

Loss Before Equity in Losses of
 Project Partnership
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited
Partnership Units

Number of Limited Partnership Units
Outstanding

$    10,413
3,038
----------
13,451
-----------

37,398

27,497
7,434
2,313
----------
74,642
----------

(61,191)
(156,308)
----------
$  (217,499)
===========

$  (215,324)
(2,175)
-----------
$  (217,499)
===========

$    (34.43)
===========

6,254
===========

$    12,447
0
----------
12,447
-----------

37,521

16,195
8,717
2,442
----------
64,875
----------

(52,428)
(225,884)
----------
$  (278,312)
===========

$  (275,529)
(2,783)
-----------
$  (278,312)
===========

$    (44.06)
===========

6,254
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED DECEMBER 31,
(Unaudited)
SERIES 10	2003 ----	2002 ----

Revenues:
 Interest Income
 Other Income

  Total Revenue

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited
Partnership Units

Number of Limited Partnership
Units Outstanding

$    10,275
1,500
----------
11,775
-----------

25,509

17,186
5,043
3,435
----------
51,173
----------

(39,398)
(140,085)
----------
$  (179,483)
===========

$  (177,688)
(1,795)
-----------
$  (179,483)
===========

$    (35.23)
===========

5,043
===========

$    12,074
0
----------
12,074
-----------

25,587

10,121
5,817
3,609
----------
45,134
----------

(33,060)
(133,570)
----------
$  (166,630)
===========

$  (164,964)
(1,666)
-----------
$  (166,630)
===========

$    (32.71)
===========

5,043
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED DECEMBER 31,
(Unaudited)
SERIES 11	2003 ----	2002 ----

Revenues:
 Interest Income
 Other Income

  Total Revenue

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited
Partnership Units

Number of Limited Partnership
Units Outstanding

$    12,122
3,167
----------
15,289
-----------

21,390

13,749
4,892
5,049
----------
45,080
----------

(29,791)
(74,393)
----------
$  (104,184)
===========

$  (103,142)
(1,042)
-----------
$  (104,184)
===========

$    (20.12)
===========

5,127
===========

$    14,060
0
----------
14,060
-----------

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

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

$    68,088
28,839
----------
96,927
-----------

217,656

152,380
45,525
18,084
----------
433,645
----------

(336,718)
(516,833)
----------
$  (853,551)
===========

$  (845,015)
(8,536)
-----------
$  (853,551)
===========

$    81,476
0
----------
81,476
-----------

218,505

89,745
48,714
20,841
----------
377,805
----------

(296,329)
(731,859)
----------
$(1,028,188)
===========

$(1,017,907)
(10,281)
-----------
$(1,028,188)
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF PARTNERS' EQUITY (Deficit)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002:
(Unaudited)
SERIES 7	Limited Partners ---------	General Partners (Deficit) --------	Total -----
Balance at March 31, 2002 Net Loss Balance at December 31, 2002 Balance at March 31, 2003 Net Loss Balance at December 31, 2003	$ 1,780,281 (203,662) ----------- $ 1,576,619 =========== $ 1,549,556 (187,392) ----------- $ 1,362,164 ===========	$ (74,217) (2,057) ----------- $ (76,274) =========== $ (76,548) (1,893) ----------- $ (78,441) ===========	$ 1,706,064 (205,719) ----------- $ 1,500,345 =========== $ 1,473,008 (189,285) ----------- $ 1,283,723 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF PARTNERS' EQUITY (Deficit)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002:
(Unaudited)
SERIES 8	Limited Partners ---------	General Partners (Deficit) --------	Total -----
Balance at March 31, 2002 Net Loss Balance at December 31, 2002 Balance at March 31, 2003 Net Loss Balance at December 31, 2003	$ 1,001,538 (197,098) ----------- $ 804,440 =========== $ 810,146 (161,469) ----------- $ 648,677 ===========	$ (78,394) (1,991) ----------- $ (80,385) =========== $ (80,327) (1,631) ----------- $ (81,958) ===========	$ 923,144 (199,089) ----------- $ 724,055 =========== $ 729,819 (163,100) ----------- $ 566,719 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF PARTNERS' EQUITY (Deficit)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002:
(Unaudited)
SERIES 9	Limited Partners ---------	General Partners (Deficit) --------	Total -----
Balance at March 31, 2002 Net Loss Balance at December 31, 2002 Balance at March 31, 2003 Net Loss Balance at December 31, 2003	$ 1,707,018 (275,529) ----------- $ 1,431,489 =========== $ 1,364,080 (215,324) ----------- $ 1,148,756 ===========	$ (38,148) (2,783) ----------- $ (40,931) =========== $ (41,612) (2,175) ----------- $ (43,787) ===========	$ 1,668,870 (278,312) ----------- $ 1,390,558 =========== $ 1,322,468 (217,499) ----------- $ 1,104,969 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF PARTNERS' EQUITY (Deficit)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002:
(Unaudited)
SERIES 10	Limited Partners ---------	General Partners (Deficit) --------	Total -----
Balance at March 31, 2002 Net Loss Balance at December 31, 2002 Balance at March 31, 2003 Net Loss Balance at December 31, 2003	$ 2,586,073 (164,964) ----------- $ 2,421,109 =========== $ 2,341,846 (177,688) ----------- $ 2,164,158 ===========	$ (18,504) (1,666) ----------- $ (20,170) =========== $ (20,971) (1,795) ----------- $ (22,766) ===========	$ 2,567,569 (166,630) ----------- $ 2,400,939 =========== $ 2,320,875 (179,483) ----------- $ 2,141,392 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF PARTNERS' EQUITY (Deficit)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002:
(Unaudited)
SERIES 11	Limited Partners ---------	General Partners (Deficit) --------	Total -----
Balance at March 31, 2002 Net Loss Balance at December 31, 2002 Balance at March 31, 2003 Net Loss Balance at December 31, 2003	$ 3,549,631 (176,654) ----------- $ 3,372,977 =========== $ 3,344,393 (103,142) ----------- $ 3,241,251 ===========	$ (10,600) (1,784) ----------- $ (12,384) =========== $ (12,673) (1,042) ----------- $ (13,715) ===========	$ 3,539,031 (178,438) ----------- $ 3,360,593 =========== $ 3,331,720 (104,184) ----------- $ 3,227,536 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF PARTNERS' EQUITY (Deficit)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002:
(Unaudited)
TOTAL SERIES 7 - 11	Limited Partners ---------	General Partners (Deficit) --------	Total -----
Balance at March 31, 2002 Net Loss Balance at December 31, 2002 Balance at March 31, 2003 Net Loss Balance at December 31, 2003	$10,624,541 (1,017,907) ----------- $ 9,606,634 =========== $ 9,410,021 (845,015) ----------- $ 8,565,006 ===========	$ (219,863) (10,281) ----------- $ (230,144) =========== $ (232,131) (8,536) ----------- $ (240,667) ===========	$10,404,678 (1,028,188) ----------- $9,376,490 =========== $ 9,177,890 (853,551) ----------- $ 8,324,339 ===========

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

Cash Flows from Investing Activities:
   Distributions Received from Project
   Partnerships

     Net Cash Provided by Investing Activities

Decrease in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning
of Period

Cash and Cash Equivalents at End of Period

	$ (189,285) 4,983 (17,334) 89,180 (9,061) 9,435 ---------- (112,082) ---------- 16,354 ---------- 16,354 ---------- (95,728) 390,008 ---------- $ 294,280 ==========	$ (205,719) 5,013 (19,302) 117,987 0 12,385 ---------- (89,636) ---------- 18,075 ---------- 18,075 ---------- (71,561) 384,626 ---------- $ 313,065 ==========

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
    Increase in Accounts Receivable

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
   Distributions Received from Project
   Partnerships

     Net Cash Provided by Investing Activities

Decrease in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning
of Period

Cash and Cash Equivalents at End of Period

	$ (163,100) 2,304 (15,498) 56,867 (12,073) 24,579 (24,220) --------- (131,141) --------- 13,102 --------- 13,102 --------- (118,039) 450,206 --------- $ 332,167 =========	$ (199,089) 3,555 (17,239) 102,918 0 27,280 0 --------- (82,575) --------- 12,087 --------- 12,087 --------- (70,488) 456,356 --------- $ 385,868 =========

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

Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships

     Net Cash Provided by Investing Activities

Decrease in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning
of Period

Cash and Cash Equivalents at End of Period

	$ (217,499) 2,313 (9,613) 156,308 (3,038) 26,723 ---------- (44,806) ---------- 8,441 --------- 8,441 --------- (36,365) 260,485 ---------- $ 224,120 ==========	$ (278,312) 2,442 (10,513) 225,884 0 23,098 ---------- (37,401) ---------- 6,585 --------- 6,585 --------- (30,816) 251,331 ---------- $ 220,515 ==========

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

Cash Flows from Investing Activities:
   Distributions Received from Project
   Partnerships

     Net Cash Provided by Investing Activities

Decrease in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning
of Period

Cash and Cash Equivalents at End of Period

	$ (179,483) 3,435 (9,472) 140,085 (1,500) 5,791 ---------- (41,144) ---------- 14,652 ---------- 14,652 ---------- (26,492) 251,941 ---------- $ 225,449 ==========	$ (166,630) 3,609 (10,146) 133,570 0 2,947 ---------- (36,650) ---------- 6,534 ---------- 6,534 ---------- (30,116) 252,149 ---------- $ 222,033 ==========

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
   Distributions Included in Other Income
   Changes in Operating Assets and Liabilities:
    Decrease in Payable to General Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
   Distributions Received from Project
   Partnerships

     Net Cash Provided by Investing Activities

Decrease in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning
of Period

Cash and Cash Equivalents at End of Period

	$ (104,184) 5,049 (11,315) 74,393 (3,167) (7,856) ----------- (47,080) ----------- 5,554 ---------- 5,554 ----------- (41,526) 264,198 ----------- $ 222,672 ===========	$ (178,438) 6,222 (12,058) 151,500 0 (16,108) ----------- (48,882) ----------- 6,194 ---------- 6,194 ----------- (42,688) 266,059 ----------- $ 223,371 ===========

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
    Increase in Accounts Receivable

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
   Distributions Received from Project
   Partnerships

     Net Cash Provided by Investing Activities

Decrease in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning
of Period

Cash and Cash Equivalents at End of Period

	$ (853,551) 18,084 (63,232) 516,833 (28,839) 58,672 (24,220) ---------- (376,253) ---------- 58,103 ---------- 58,103 ---------- (318,150) 1,616,838 ---------- $ 1,298,688 ==========	$(1,028,188) 20,841 (69,258) 731,859 0 49,602 0 ---------- (295,144) ---------- 49,475 ---------- 49,475 ---------- (245,669) 1,610,521 ---------- $ 1,364,852 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003

NOTE 1 - ORGANIZATION:

   Gateway Tax Credit Fund III Ltd. ("Gateway"), a Florida Limited Partnership, was formed October 17, 1991 under the laws of Florida. Gateway offered its limited partnership interests in Series. The first Series for Gateway is Series 7. Operations commenced on July 16, 1992 for Series 7, January 4, 1993 for Series 8, September 30, 1993 for Series 9, January 21, 1994 for Series 10 and April 29, 1994 for Series 11. Each Series invests, as a limited partner, in other limited partnerships ("Project Partnerships"), each of which owns and operates apartment complexes eligible for Low-Income Housing Tax Credits ("Tax Credits"), provided for in Section 42 of the Internal Revenue Code of 1986. Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the Limited Partnership Agreement. As of December 31, 2003, Gateway had received capital contributions of $1,000 from the General Partners and $36,799,000 from the investor Limited Partners.

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

Receivable from Project Partnerships

   Receivable from Project Partnerships represents amounts due to Gateway from Logan Heights for loans made to the property and expenses paid on behalf of the property.

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

    In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN46 must be applied for the first interim or annual period ending after March 15, 2004. The Partnership is currently evaluating the effect, if any, that the adoption of FIN46 will have on its results of operations and financial condition.

NOTE 3 - INVESTMENT IN SECURITIES:
   The December 31, 2003 Balance Sheet includes Investment in Securities consisting of U.S. Treasury Security Strips which represents their cost, plus accreted interest income of $192,950 for Series 7, $169,483 for Series 8, $100,542 for Series 9, $91,282 for Series 10 and $105,714 for Series 11.
	Estimated Market Value -----------------	Cost Plus Accreted Interest -----------------	Gross Unrealized Gains and (Losses) ----------------
Series 7	$ 363,758	$ 328,319	$ 35,439
Series 8	341,800	310,684	31,116
Series 9	233,818	213,350	20,468
Series 10	208,053	185,299	22,754
Series 11	240,855	210,039	30,816

   As of December 31, 2003, the cost and accreted interest of debt securities by contractual maturities is as follows:
	Series 7 --------	Series 8 --------	Series 9 --------
Due within 1 year	$ 67,602	$ 62,609	$ 36,772
After 1 year through 5 years	197,306	186,649	107,942
After 5 years through 10 years	63,411	61,426	68,636
Total Amount Carried on Balance Sheet	$ 328,319 ==========	$ 310,684 ==========	$ 213,350 ==========
	Series 10 --------	Series 11 --------	Total --------
Due within 1 year	$ 28,000	$ 31,798	$ 226,781
After 1 year through 5 years	80,147	92,495	664,539
After 5 years through 10 years	77,152	85,746	356,371
Total Amount Carried on Balance Sheet	$ 185,299 ==========	$ 210,039 ==========	$1,247,691 ==========

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

   For the nine months ended December 31, 2003 and 2002 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

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

                           2003             2002
                          -----            -----
Series 7                $ 65,313         $ 65,547
Series 8                  68,046           68,274
Series 9                  37,398           37,521
Series 10                 25,509            25,587
Series 11                 21,390           21,576
                        --------         --------
Total                   $217,656         $218,505
                        ========         ========

   General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statement of Operations.

Series 7                $  44,683         $  26,316
Series 8                   49,265           29,016
Series 9                   27,497           16,195
Series 10                  17,186           10,121
Series 11                  13,749            8,097
                         --------         --------
Total                   $ 152,380        $  89,745
                         ========         ========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of December 31, 2003, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 39 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
SERIES 7	DECEMBER 31, 2003 ------------	MARCH 31, 2003 -----------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 7,732,089 (6,951,423) (211,737) ----------- 568,929 793,335 (184,886) ------------ $ 1,177,378 ============	$ 7,732,089 (6,862,243) (204,444) ----------- 665,402 793,335 (179,903) ------------ $ 1,278,834 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $3,169,446 for the period ended December 31, 2003 and cumulative suspended losses of $2,658,435 for the year ended March 31, 2003 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of December 31, 2003, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 43 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
SERIES 8	DECEMBER 31, 2003 ------------	MARCH 31, 2003 -----------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 7,586,105 (7,360,793) (159,925) ----------- 65,387 549,773 (115,128) ------------ $ 500,032 ============	$ 7,586,105 (7,303,925) (158,899) ----------- 123,281 549,773 (112,823) ------------ $ 560,231 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $3,628,709 for the period ended December 31, 2003 and cumulative suspended losses of $3,065,413 for the year ended March 31, 2003 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of December 31, 2003, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 24 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
SERIES 9	DECEMBER 31, 2003 ------------	MARCH 31, 2003 -----------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 4,914,116 (3,926,705) (127,558) ----------- 859,853 244,087 (56,030) ------------ $ 1,047,910 ============	$ 4,914,116 (3,770,400) (122,154) ---------- 1,021,562 244,087 (53,716) ------------ $ 1,211,933 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $1,114,752 for the period ended December 31, 2003 and cumulative suspended losses of $925,614 for the year ended March 31, 2003 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of December 31, 2003, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 15 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
SERIES 10	DECEMBER 31, 2003 ------------	MARCH 31, 2003 -----------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 3,914,672 (2,038,227) (161,797) ----------- 1,714,648 196,738 (53,318) ------------- $ 1,858,068 =============	$ 3,914,672 (1,898,143) (148,645) ---------- 1,867,884 196,738 (49,880) ------------ $ 2,014,742 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $113,095 for the period ended December 31, 2003 and cumulative suspended losses of $94,384 for the year ended March 31, 2003 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of December 31, 2003, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 12 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
SERIES 11	DECEMBER 31, 2003 -----------	MARCH 31, 2003 -----------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 4,128,042 (1,367,780) (145,315) ----------- 2,614,947 290,335 (72,983) ----------- $ 2,832,299 ============	$ 4,128,042 (1,293,389) (142,928) ----------- 2,691,725 290,335 (67,930) ----------- $ 2,914,130 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $144,936 for the period ended December 31, 2003 and cumulative suspended losses of $40,610 for the year ended March 31, 2003 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   The following is a summary of Investments in Project Partnerships as of:
TOTAL SERIES 7 - 11	DECEMBER 31, 2003 -------------	MARCH 31, 2003 -----------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$28,275,024 (21,644,928) (806,332) ------------ 5,823,764 2,074,268 (482,345) ------------ $ 7,415,687 ============	$28,275,024 (21,128,100) (777,070) ----------- 6,369,854 2,074,268 (464,252) ------------ $ 7,979,870 ===========

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 3,851,489
30,086,385
19,599
------------
$33,957,473
============

$   814,567
36,063,490
------------
36,878,057
------------

(2,704,179)
(216,405)
-----------
(2,920,584)
-----------
$33,957,473
============

$ 3,485,254
------------
2,375,028
616,538
1,099,942
------------
4,091,508
------------
$  (606,254)
============
$    (6,063)
============
$  (600,191)
511,011
------------
$   (89,180)
============

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 3,509,600
31,663,436
75,307
------------
$35,248,343
============

$ 1,061,467
38,086,148
------------
39,147,615
------------

(3,380,219)
(519,053)
-----------
(3,899,272)
-----------
$35,248,343
============

$ 3,446,687
------------
2,232,870
658,793
1,183,569
------------
4,075,232
------------
$  (628,545)
============
$    (8,382)
============
$  (620,163)
563,296
------------
$   (56,867)
============

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 1,827,766
18,096,688
3,573
------------
$19,928,027
============

$   270,446
20,187,089
------------
20,457,535
------------

(285,411)
(244,097)
-----------
(529,508)
-----------
$19,928,027
============

$ 1,762,155
------------
1,140,548
346,043
624,500
------------
2,111,091
------------
$  (348,936)
============
$    (3,490)
============
$  (345,446)
189,138
------------
$  (156,308)
============

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 1,691,260
13,105,539
9,112
------------
$14,805,911
============

$   288,543
13,195,207
------------
13,483,750
------------

1,613,946
(291,785)
-----------
1,322,161
-----------
$14,805,911
============

$ 1,183,271
------------
779,271
193,146
372,329
------------
1,344,746
------------
$  (161,475)
============
$    (2,679)
============
$  (158,796)
18,711
------------
$  (140,085)
============

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 1,287,516
11,322,260
0
------------
$12,609,776
============

$   205,295
10,128,122
------------
10,333,417
------------

2,485,750
(209,391)
-----------
2,276,359
-----------
$12,609,776
============

$ 1,122,516
------------
750,730
175,354
386,514
------------
1,312,598
------------
$  (190,082)
============
$   (11,363)
============
$  (178,719)
104,326
------------
$   (74,393)
============

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 12,167,631
104,274,308
107,591
------------
$116,549,530
============

$  2,640,318
117,660,056
------------
120,300,374
------------

(2,270,113)
(1,480,731)
-----------
(3,750,844)
-----------
$116,549,530
============

$ 10,999,883
------------
7,278,447
1,989,874
3,666,854
------------
12,935,175
------------
$ (1,935,292)
============
$    (31,977)
============
$ (1,903,315)
1,386,482
------------
$   (516,833)
============

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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, Liquidity and Capital Resources

   As disclosed on the statement of operations for each Series, except as described below, interest income is comparable for the nine and three months ended December 31, 2003 and December 31, 2002. Other income increased to $9,061 for Series 7, $12,073 for Series 8, $3,038 for Series 9, $1,500 for Series 10, and $3,167 for Series 11 for the nine months ended December 31, 2003. These amounts consisted of distributions from Project Partnerships that were in excess of Gateway's investment in the partnership. The General and Administrative expenses - General Partner increased for the three and nine months ended December 31, 2003 due to higher administrative costs. General and Administrative - Other for the three and nine months ended December 31, 2003 are comparable to December 31, 2002. There were no unusual variations in the operating results between these two periods.

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

   Series 7 - Gateway closed this series on October 16, 1992 after receiving $10,395,000 from 635 Limited Partner investors. Equity in Losses of Project Partnerships for the nine months ended December 31, 2003 decreased from $117,987 for the nine months ended December 31, 2002 to $89,180 as a result of an increase in suspended losses. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

   At December 31, 2003, the Series had $294,280 of short-term investments (Cash and Cash Equivalents). It also had $328,319 in Zero Coupon Treasuries with annual maturities providing $68,000 in fiscal year 2004 increasing to $86,000 in fiscal year 2008. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $189,285 for the nine months ended December 31, 2003. However, after adjusting for Equity in Losses of Project Partnerships of $89,180 and the changes in operating assets and liabilities, net cash used in operating activities was $112,082. Cash provided by investing activities totaled $16,354 consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

   Series 8 - Gateway closed this Series on September 28, 1993 after receiving $9,980,000 from 664 Limited Partner investors. Equity in Losses of Project Partnerships for the nine months ended December 31, 2003 decreased from $102,918 for the nine months ended December 31, 2002 to $56,867 as a result of an increase in rental revenue. At December 31, 2003, the Series had $332,167 of short-term investments (Cash and Cash Equivalents). It also had $310,684 in Zero Coupon Treasuries with annual maturities providing $63,000 in fiscal year 2004 increasing to $82,000 in fiscal year 2008. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $163,100 for the nine months ended December 31, 2003. However, after adjusting for Equity in Losses of Project Partnerships of $56,867 and the changes in operating assets and liabilities, net cash used in operating activities was $131,141. Cash provided by investing activities totaled $13,102, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

   Series 9 - Gateway closed this Series on December 31, 1993 after receiving $6,254,000 from 406 Limited Partner investors. Equity in Losses of Project Partnerships for the nine months ended December 31, 2003 decreased from $225,884 for the nine months ended December 31, 2002 to $156,308 as a result of an increase in rental revenue. At December 31, 2003, the Series had $224,120 of short-term investments (Cash and Cash Equivalents). It also had $213,350 in Zero Coupon Treasuries with annual maturities providing $37,000 in fiscal year 2004 increasing to $47,000 in fiscal year 2009. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $217,499 for the nine months ended December 31, 2003. However, after adjusting for Equity in Losses of Project Partnerships of $156,308 and the changes in operating assets and liabilities, net cash used in operating activities was $44,806. Cash provided by investing activities totaled $8,441, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

   Series 10 - Gateway closed this Series on January 21, 1994 after receiving $5,043,000 from 325 Limited Partner investors. Equity in Losses of Project Partnerships for the nine months ended December 31, 2003 increased from $133,570 for the nine months ended December 31, 2002 to $140,085 as a result of a decrease in suspended losses. At December 31, 2003, the Series had $225,449 of short-term investments (Cash and Cash Equivalents). It also had $185,299 in Zero Coupon Treasuries with annual maturities providing $28,000 in fiscal year 2004 increasing to $40,000 in fiscal year 2010. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $179,483 for the nine months ended December 31, 2003. However, after adjusting for Equity in Losses of Project Partnerships of $140,085 and the changes in operating assets and liabilities, net cash used in operating activities was $41,144. Cash provided by investing activities totaled $14,652, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

   Series 11 - Gateway closed this Series on April 29, 1994 after receiving $5,127,000 from 330 Limited investors. Equity in losses of Project Partnerships for the nine months ended December 31, 2003 decreased from $151,500 for the nine months ended December 31, 2002 to $74,393 as a result of an increase in suspended losses. At December 31, 2003, the Series had $222,672 of short-term investments (Cash and Cash Equivalents). It also had $210,039 in Zero Coupon Treasuries with annual maturities providing $32,000 in fiscal year 2004 increasing to $44,000 in fiscal year 2010. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $104,184 for the nine months ended December 31, 2003. However, after adjusting for Equity in Losses of Project Partnerships of $74,393 and the changes in operating assets and liabilities, net cash used in operating activities was $47,080. Cash provided by investing activities totaled $5,554, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   GATEWAY TAX CREDIT FUND III, LTD.
                 (A Florida Limited Partnership)
                          By: Raymond James Tax Credit Funds, Inc.

Date: February 13, 2004           By:/s/ Ronald M. Diner
                                  Ronald M. Diner
                                  President

Date: February 13, 2004           By:/s/ Sandra L. Furey
                                  Sandra L. Furey
                                  Secretary and Treasurer

Date: February 13, 2004           By:/s/ Carol Georges
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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Date: February 13, 2004           By:/s/ Ronald M. Diner
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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Date: February 13, 2004           By:/s/ Carol Georges
                                  Carol Georges
                                  Vice President and Director of Accounting
                                  Secretary and Treasurer