Form 10-K
period 2004-03-31
GATEWAY TAX CREDIT FUND III LTD
filed 2004-07-13
CIK 881716

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 (FEE REQUIRED)

For the fiscal year ended                 March 31, 2004

Commission File Number                       0-21762

                         Gateway Tax Credit Fund III Ltd.
             (Exact name of Registrant as specified in its charter)
           Florida                                    59-3090386
(State or other jurisdiction of                   (IRS Employer No.)
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
  Title of Each Class                                 March 31, 2004
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

   Gateway is engaged in only one industry segment, to acquire limited partnership interests in unaffiliated limited partnerships ("Project Partnerships"), each of which owns and operates one or more apartment complexes eligible for Low-Income Housing Tax Credits under Section 42 of the Internal Revenue Code ("Tax Credits"), received over a ten year period. Subject to certain limitations, Tax Credits may be used by Gateway's investors to reduce their income tax liability generated from other income sources. Gateway will terminate on December 31, 2040, or sooner, in accordance with the terms of its Limited Partnership Agreement. As of March 31, 2004, Gateway received capital contributions of $1,000 from the General Partners and from the Limited Partners, $10,395,000 in Series 7, $9,980,000 from Series 8, $6,254,000 from Series 9, $5,043,000 from Series 10 and $5,127,000 from Series 11.

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

   As of March 31, 2004, Gateway had invested in 39 Project Partnerships for Series 7, 43 Project Partnerships for Series 8, 24 Project Partnerships for Series 9, 15 Project Partnerships for Series 10 and 12 Project Partnerships for Series 11. Gateway acquired its interests in these properties by becoming a limited partner in the Project Partnerships that own the properties. The primary source of funds for each series is the capital contributions from Limited Partner investors.

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

   Gateway's goal is to invest in a diversified portfolio of Project Partnerships located in rural and suburban locations with a high demand for low income housing. As of March 31, 2004 the Series' investor capital contributions were successfully invested in Project Partnerships which met the investment criteria. Management anticipates that competition for tenants will only be with other low income housing projects and not with conventionally financed housing. With a significant number of rural American households living below the poverty level in substandard housing, management believes there will be a continuing demand for affordable low income housing for the foreseeable future.

   Gateway has no direct employees. Services are performed by the Managing General Partner and its affiliates and by agents retained by it. The Managing General Partner has full and exclusive discretion in management and control of Gateway.

Item 2. Properties

   Gateway owns a majority interest in properties through its limited partnership investments in Project Partnerships. The largest single net investment in a Project Partnership in Series 7 is 1.4% of the Series' total balance sheet assets, Series 8 is 0.4%, Series 9 is 1.6%, Series 10 is 3.7% and Series 11 is 7.1%. The following table provides certain summary information regarding the Project Partnerships in which Gateway had an interest as of December 31, 2003:

Item 2 - Properties (continued):

SERIES 7
PARTNERSHIP -----------	LOCATION OF PROPERTY -----------	# OF UNIT ----	DATE ACQUIRED --------	PROPERTY COST --------	OCCU-PANCY RATE -----

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

723,530

976,891

2,565,272

1,639,648

1,031,705

984,189

1,462,345

1,734,015

1,021,896

932,540

1,475,740

816,324

1,009,647

900,526

1,744,840

808,475

821,967

1,339,143

1,033,101

1,450,008

890,402

1,340,727

1,822,159

1,536,985

1,157,829

1,518,537

479,661

917,568

1,621,800

1,440,612

1,814,066

959,432

948,499

623,304

1,011,684

835,334

828,505

989,782

781,984

100% 100% 89% 98% 88% 71% 100% 100% 96% 88% 98% 100% 100% 79% 88% 96% 100% 100% 96% 100% 86% 100% 98% 93% 100% 100% 100% 96% 100% 100% 95% 100% 96% 100% 96% 100% 96% 100% 88%
		----		-----------
		1,195		45,990,672
		====		===========

An average effective rental per unit is $3,882 per year ($324 per month).

Item 2 - Properties (continued):

SERIES 8
PARTNERSHIP -----------	LOCATION OF PROPERTY -----------	# OF UNIT -----	DATE ACQUIRED --------	PROPERTY COST --------	OCCU- PANCY RATE ------

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

Russellville, KY

Tuskegee, AL

Cottondale, FL

16 24 24 24 24 32 24 36 24 24 28 16 24 24 24 24 25 24 16 16 32 16 29 44 44 33 20 34 24 24 46 64 36 30 16 24 32 36 41 24 24 36 25

12/92

12/92

1/93

1/93

1/93

1/93

1/93

3/93

3/93

3/93

3/93

4/93

5/93

5/93

5/93

6/93

5/93

6/93

6/93

6/93

6/93

6/93

8/93

9/93

9/93

9/93

9/93

9/93

9/93

9/93

9/93

9/93

10/93

10/93

10/93

10/93

10/93

10/93

10/93

10/93

11/93

12/93

1/94

586,527

787,355

787,859

892,598

812,853

1,304,393

1,014,869

1,321,039

758,489

932,474

912,412

556,343

941,986

910,313

826,389

883,990

1,124,889

902,785

727,767

777,396

1,189,817

1,168,437

994,717

1,529,792

1,812,190

1,358,100

829,848

1,404,539

831,492

1,128,843

1,781,759

2,727,919

1,340,104

1,563,567

697,695

1,088,279

1,176,092

1,355,739

1,659,179

925,875

951,730

1,424,761

948,319

100% 96% 92% 100% 96% 100% 100% 89% 100% 100% 96% 100% 88% 88% 96% 100% 96% 67% 75% 94% 84% 56% 100% 100% 100% 97% 100% 100% 96% 100% 93% 100% 100% 93% 81% 96% 100% 100% 98% 100% 92% 97% 98%
		-----		----------
		1,207		47,651,519
		=====		==========

An average effective rental per unit is $3,725 per year ($310 per month).

Item 2 - Properties (continued):

SERIES 9
PARTNERSHIP -----------	LOCATION OF PROPERTY -----------	# OF UNIT -----	DATE ACQUIRED --------	PROPERTY COST --------	OCCU-PANCY RATE ------

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

810,597

770,939

587,132

918,358

1,806,434

1,407,304

1,185,996

1,204,876

714,792

904,325

1,075,568

980,023

1,416,897

1,837,170

1,055,632

1,008,022

1,001,158

781,898

1,006,295

1,136,913

984,410

976,431

1,712,081

737,835

96% 100% 94% 96% 95% 83% 92% 63% 100% 96% 96% 100% 97% 100% 100% 100% 96% 96% 100% 83% 100% 100% 100% 94%
		-----		-----------
		624		26,021,086
		=====		===========

An average effective rental per unit is $3,669 per year ($306 per month).

Item 2 - Properties (continued):

SERIES 10
PARTNERSHIP -----------	LOCATION OF PROPERTY -----------	# OF UNIT -----	DATE ACQUIRED --------	PROPERTY COST --------	OCCU-PANCY RATE ------
Redstone Albany Oak Terrace Wellshill Applegate Heatherwood Peachtree Donna Wellsville Tecumseh Clay City Irvine West New Castle Stigler Courtyard	Challis, ID Albany, KY Bonifay, FL West Liberty, KY Florence, AL Alexander, AL Gaffney, SC Donna, TX Wellsville, NY Tecumseh, NE Clay City, KY Irvine, KY New Castle, KY Stigler, OK Huron, SD	24 24 18 32 36 36 28 50 24 24 24 24 24 20 21	11/93 1/94 1/94 1/94 2/94 2/94 3/94 1/94 2/94 4/94 5/94 5/94 5/94 7/94 8/94	1,145,151 1,042,529 664,508 1,350,944 1,847,692 1,618,875 1,092,796 1,778,667 1,356,642 1,094,967 1,037,068 1,090,841 1,023,606 754,056 775,137	83% 100% 100% 100% 100% 94% 96% 100% 96% 96% 92% 79% 100% 100% 86%
		----		----------
		409		17,673,479
		====		==========

An average effective rental per unit is $3,754 per year ($313 per month).

Item 2 - Properties (continued):

SERIES 11
PARTNERSHIP -----------	LOCATION OF PROPERTY -----------	# OF UNIT -----	DATE ACQUIRED --------	PROPERTY COST --------	OCCU-PANCY RATE ------
Homestead Mountain Oak Eloy Gila Bend Creekstone Tifton Cass Towne Warsaw Royston Red Bud Cardinal Parsons	Pinetop, AZ Collinsville, AL Eloy, AZ Gila Bend, AZ Dallas, GA Tifton, GA Cartersville, GA Warsaw, VA Royston, GA Mokane, MO Mountain Home, AR Parsons, KS	32 24 24 36 40 36 10 56 25 8 32 38	9/94 9/94 11/94 11/94 12/94 12/94 12/94 12/94 12/94 12/94 12/94 12/94	1,810,132 888,793 988,837 1,359,250 2,008,604 1,706,886 328,668 3,360,626 936,525 301,564 510,167 1,371,590	97% 75% 96% 81% 90% 100% 90% 100% 92% 100% 88% 92%
		----		-----------
		361		15,571,642
		====		===========

An average effective rental per unit is $4,057 per year ($338 per month).

Item 2 - Properties (continued):

A summary of the cost of the properties at December 31, 2003, 2002 and 2001 is as follows:

12/31/03
	SERIES 7	SERIES 8	SERIES 9
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum. Depreciation Properties, Net	$ 1,725,382 230,375 42,171,835 1,863,080 0 ----------- 45,990,672 16,066,571 ----------- $29,924,101 ===========	$ 1,978,809 458,457 43,376,314 1,837,939 0 ----------- 47,651,519 16,318,595 ----------- $31,332,924 ===========	$ 1,099,659 191,080 23,642,954 1,080,527 6,866 ----------- 26,021,086 8,088,865 ----------- $17,932,221 ===========

	SERIES 10	SERIES 11	TOTAL
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum. Depreciation Properties, Net	$ 648,625 62,866 16,354,880 607,108 0 ----------- 17,673,479 4,636,704 ----------- $13,036,775 ===========	$ 599,197 18,163 14,394,066 560,216 0 ----------- 15,571,642 4,302,127 ----------- $11,269,515 ===========	$ 6,051,672 960,941 139,940,049 5,948,870 6,866 ------------ 152,908,398 49,412,862 ------------ $103,495,536 ============

              12/31/02
	SERIES 7	SERIES 8	SERIES 9
Land Land Improvements Buildings Furniture and Fixtures Properties, at Cost Less: Accum. Depreciation Properties, Net	$ 1,634,610 206,488 42,091,649 1,752,517 ----------- 45,685,264 14,581,914 ----------- $31,103,350 ===========	$ 1,978,809 441,428 43,361,894 1,759,346 ----------- 47,541,477 14,711,554 ----------- $32,829,923 ===========	$ 1,099,659 191,080 23,636,482 1,056,807 ----------- 25,984,028 7,296,692 ----------- $18,687,336 ===========

	SERIES 10	SERIES 11	TOTAL
Land Land Improvements Buildings Furniture and Fixtures Properties, at Cost Less: Accum. Depreciation Properties, Net	$ 648,625 62,866 16,357,375 568,197 ----------- 17,637,063 4,174,124 ----------- $13,462,939 ===========	$ 599,197 4,695 14,357,965 514,886 ----------- 15,476,743 3,784,175 ----------- $11,692,568 ===========	$ 5,960,900 906,557 139,805,365 5,651,753 ------------ 152,324,575 44,548,459 ------------ $107,776,116 ============

            12/31/01
	SERIES 7	SERIES 8	SERIES 9
Land Land Improvements Buildings Furniture and Fixtures Properties, at Cost Less: Accum. Depreciation Properties, Net	$ 1,633,733 171,081 42,034,681 1,695,712 ----------- 45,535,207 13,115,126 ----------- $32,420,081 ===========	$ 1,978,810 438,402 43,352,026 1,687,504 ----------- 47,456,742 13,207,423 ----------- $34,249,319 ===========	$ 1,099,659 191,950 23,610,863 1,022,817 ----------- 25,925,289 6,489,753 ----------- $19,435,536 ===========

	SERIES 10	SERIES 11	TOTAL
Land Land Improvements Buildings Furniture and Fixtures Properties, at Cost Less: Accum. Depreciation Properties, Net	$ 648,625 59,331 16,331,572 552,469 ----------- 17,591,997 3,710,595 ----------- $13,881,402 ===========	$ 599,197 0 14,308,048 486,430 ----------- 15,393,675 3,255,491 ----------- $12,138,184 ===========	$ 5,960,024 860,764 139,637,190 5,444,932 ------------ 151,902,910 39,778,388 ------------ $112,124,522 ============

Item 3. Legal Proceedings

   Gateway is not a party to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

   As of March 31, 2004, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

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

   (b)   Approximate Number of Equity Security Holders:

                                               Number of Holders
     Title of Class                           as of March 31, 2004
Limited Partner Interest                              2,254
General Partner Interest                                  2

Item 6. Selected Financial Data

FOR THE YEARS ENDED MARCH 31,
SERIES 7	2004 ----	2003 ----	2002 ----	2001 ----	2000 ----
Total Revenues	$ 38,687	$ 51,700	$ 60,809	$ 59,053	$ 51,236
Net Loss	(261,362)	(233,056)	(390,210)	(508,769)	(555,736)
Equity in Losses of Project Partnerships	(130,277)	(137,118)	(317,296)	(434,461)	(471,721)
Total Assets	1,737,330	1,979,828	2,171,233	2,509,975	2,972,199
Investments In Project Partnerships	1,127,941	1,278,834	1,436,847	1,773,751	2,237,728
Per Weighted Average Limited Partnership Unit: (A) Tax Credits Portfolio Income Passive Loss	92.87 5.38 (121.02)	163.08 6.94 (113.17)	163.08 11.28 (129.83)	161.40 13.30 (131.90)	161.40 11.50 (117.20)
Net Loss	(24.89)	(22.20)	(37.16)	(48.45)	(52.93)

FOR THE YEARS ENDED MARCH 31,
SERIES 8	2004 ----	2003 ----	2002 ----	2001 ----	2000 ----
Total Revenues	$ 41,898	$ 45,825	$ 45,655	$ 55,568	$ 48,434
Net Loss	(176,442)	(193,325)	(365,765)	(539,766)	(1,247,292)
Equity in Losses of Project Partnerships	(39,434)	(82,830)	(272,241)	(457,729)	(1,158,932)
Total Assets	1,163,295	1,305,623	1,442,531	1,749,931	2,238,666
Investments In Project Partnerships	512,795	560,231	654,569	940,463	1,423,188
Per Weighted Average Limited Partnership Unit: (A) Tax Credits Portfolio Income Passive Loss	140.61 5.04 (127.45)	162.03 7.29 (125.60)	162.38 11.09 (142.75)	160.80 12.30 (141.80)	160.80 10.70 (133.70)
Net Loss	(17.50)	(19.18)	(36.28)	(53.54)	(123.73)

FOR THE YEARS ENDED MARCH 31,
SERIES 9	2004 ----	2003 ----	2002 ----	2001 ----	2000 ----
Total Revenues	$ 17,853	$ 20,528	$ 25,461	$ 28,868	$ 25,243
Net Loss	(311,941)	(346,402)	(407,619)	(457,177)	(547,924)
Equity in Losses of Project Partnerships	(230,291)	(279,770)	(355,237)	(409,450)	(496,765)
Total Assets	1,395,878	1,676,155	1,982,691	2,326,088	2,774,157
Investments In Project Partnerships	967,040	1,211,933	1,506,444	1,849,358	2,303,872
Per Weighted Average Limited Partnership Unit: (A) Tax Credits Portfolio Income Passive Loss	153.39 4.44 (112.92)	154.93 6.10 (127.50)	154.93 9.42 (136.20)	153.40 11.40 (130.00)	153.40 10.40 (124.90)
Net Loss	(49.38)	(54.84)	(64.53)	(72.37)	(86.74)

FOR THE YEARS ENDED MARCH 31,
SERIES 10	2004 ----	2003 ----	2002 ----	2001 ----	2000 ----
Total Revenues	$ 15,184	$ 16,204	$ 19,793	$ 26,582	$ 24,705
Net Loss	(228,743)	(246,694)	(227,243)	(321,107)	(328,409)
Equity in Losses of Project Partnerships	(175,628)	(201,773)	(191,862)	(292,747)	(299,182)
Total Assets	2,223,393	2,442,508	2,674,512	2,889,469	3,202,510
Investments In Project Partnerships	1,815,475	2,014,742	2,232,728	2,451,287	2,764,397
Per Weighted Average Limited Partnership Unit: (A) Tax Credits Portfolio Income Passive Loss	151.14 6.94 (89.01)	151.14 8.34 (93.89)	151.14 10.98 (96.98)	149.60 12.50 (105.00)	149.60 11.30 (103.70)
Net Loss	(44.91)	(48.43)	(44.61)	(63.04)	(64.47)

FOR THE YEARS ENDED MARCH 31,
SERIES 11	2004 ----	2003 ----	2002 ----	2001 ----	2000 ----
Total Revenues	$ 18,051	$ 18,223	$ 22,823	$ 29,446	$ 27,431
Net Loss	(143,577)	(207,311)	(209,234)	(202,390)	(164,613)
Equity in Losses of Project Partnerships	(101,608)	(169,857)	(180,099)	(181,405)	(143,181)
Total Assets	3,228,629	3,377,050	3,590,467	3,797,213	3,998,687
Investments In Project Partnerships	2,799,412	2,914,130	3,111,560	3,328,681	3,534,837
Per Weighted Average Limited Partnership Unit: (A) Tax Credits Portfolio Income Passive Loss	147.19 4.71 (75.39)	147.20 6.21 (61.45)	147.20 10.16 (56.98)	145.70 11.70 (61.40)	145.70 10.20 (51.10)
Net Loss	(27.72)	(40.03)	(40.40)	(39.08)	(31.79)
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

   As disclosed on the statement of operations for each Series, except as described below, interest income is comparable for the years ended March 31, 2004, March 31, 2003 and March 31, 2002. General and Administrative expenses - General Partner and General and Administrative expenses - Other for the year ended March 31, 2004 have increased as compared to March 31, 2003 and March 31, 2002 due to a change in the method of allocation.

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

   Series 7 - Gateway closed this series on October 16, 1992 after receiving $10,395,000 from 635 Limited Partner investors. As of March 31, 2004, the series had invested $7,732,089 in 39 Project Partnerships located in 14 states containing 1,195 apartment units. Average occupancy of the Project Partnerships was 96% at December 31, 2003.

   The Equity in Losses of Project Partnerships decreased from $137,118 for the year ended March 31, 2003 to $130,277 for the year ended March 31, 2004 as a result of not including losses that would reduce the investment in certain Project Partnerships below zero. Equity in losses of Project Partnerships for the year ended March 31, 2003 of $137,118 were comparable to the Equity in Losses of Project Partnerships for the year ended March 31, 2004. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. (These Project Partnerships reported depreciation and amortization of $1,457,962, $1,467,030 and $1,489,791 for the periods ended December 31, 2001, 2002 and 2003, respectively.) As a result, management expects that this Series, as well as the Series described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall management believes the Project Partnerships are operating as expected and are generating tax credits, which meet projections.

   At March 31, 2004, the Series had $343,873 of short-term investments (Cash and Cash Equivalents). It also had $265,516 in Zero Coupon Treasuries with annual maturities providing $72,000 in fiscal year 2004 increasing to $86,000 in fiscal year 2008. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $261,362 for the year ending March 31, 2004. However, after adjusting for Equity in Losses of Project Partnerships of $130,277 and the changes in operating assets and liabilities, net cash used in operating activities was $105,480 of which $38,500 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $59,345 consisting of $28,698 in cash distributions from the Project Partnerships and $30,647 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

   Series 8 - Gateway closed this Series on June 28, 1993 after receiving $9,980,000 from 664 Limited Partner investors. As of March 31, 2004, the series had invested $7,586,105 in 43 Project Partnerships located in 18 states containing 1,207 apartment units. Average occupancy of the Project Partnerships was 95% at December 31, 2003.

   Equity in Losses of Project Partnerships decreased from $272,241 for the year ended March 31, 2002 to $82,830 for the year ended March 31, 2003 to $39,434 for the year ended March 31, 2004. The decreases resulted from not including suspended losses, which increased from $832,101 for the year ended March 31, 2002 to $865,760 for the year ended March 31, 2003 to $937,351 for the year ended March 31, 2004, as these losses would reduce the investment in Project Partnerships below zero. (These Project Partnerships reported depreciation and amortization of $1,522,646, $1,516,946 and $1,525,330 for the periods ended December 31, 2001, 2002 and 2003, respectively.) Overall management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

   At March 31, 2004, the Series had $373,899 of short-term investments (Cash and Cash Equivalents). It also had $252,381 in Zero Coupon Treasuries with annual maturities providing $67,000 in fiscal year 2004 increasing to $82,000 in fiscal year 2008. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $176,442 for the year ending March 31, 2004. However, after adjusting for Equity in Losses of Project Partnerships of $39,434 and the changes in operating assets and liabilities, net cash used in operating activities was $131,944 of which $24,500 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $55,637 consisting of $25,030 received in cash distributions from the Project Partnerships and $30,607 from matured Zero Coupon Treasuries. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee. There were no unusual events or trends to describe.

   Series 9 - Gateway closed this Series on September 30, 1993 after receiving $6,254,000 from 406 Limited Partner investors. As of March 31, 2004, the series had invested $4,914,116 in 24 Project Partnerships located in 11 states containing 624 apartment units. Average occupancy of the Project Partnerships was 95% at December 31, 2003.

   The Equity in Losses of Project Partnerships decreased from $355,237 for the year ended March 31, 2002 to $279,770 for the year ended March 31, 2003 to $230,291 for the year ended March 31, 2004. The decreases resulted from not including suspended losses, which increased from $300,173 for the year ended March 31, 2002 to $346,247 for the year ended March 31, 2003, as these losses would reduce the investment in Project Partnerships below zero. However, in 2004 the Project Partnerships reported higher income, which caused the decline in the Equity in Losses of Project Partnerships. (These Project Partnerships reported depreciation and amortization of $820,700, $807,268 and $792,503 for the years ended December 31, 2001, 2002 and 2003, respectively.) Overall management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

   At March 31, 2004, the Series had $248,902 of short-term investments (Cash and Cash Equivalents). It also had $179,336 in Zero Coupon Treasuries with annual maturities providing $39,000 in fiscal year 2004 increasing to $47,000 in fiscal year 2009. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $311,941 for the period ending March 31, 2004. After adjusting for Equity in Losses of Project Partnerships of $230,291 and the changes in operating assets and liabilities, net cash used in operating activities was $47,539. Cash provided by investing activities totaled $35,956 consisting of $15,767 received in cash distributions from the Project Partnerships and $20,189 from matured Zero Coupon Treasuries. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee. There were no unusual events or trends to describe.

   Series 10 - Gateway closed this Series on January 21, 1994 after receiving $5,043,000 from 325 Limited Partner investors. As of March 31, 2004, the series had invested $3,914,672 in 15 Project Partnerships located in 10 states containing 409 apartment units. Average occupancy of the Project Partnerships was 95% at December 31, 2003.

   The Equity in Losses of Project Partnerships decreased from $201,713 for the year ended March 31, 2003 to $175,628 for the year ended March 31, 2004 as a result of not including losses of $38,046, as these losses would reduce the investment in certain Project Partnerships below zero. Equity in Losses of Project Partnerships of $201,773 for the year ended March 31, 2003 were comparable to Equity in Losses for the year ended March 31, 2002. (These Project Partnerships reported depreciation and amortization of $478,396, $465,739 and $465,268 for the years ended December 31, 2001, 2002, and 2003 respectively.) Overall management believes the Project Partnerships are operating as expected and are generating tax credits, which meet projections.

   At March 31, 2004, the Series had $247,847 of short-term investments (Cash and Cash Equivalents). It also had $160,071 in Zero Coupon Treasuries with annual maturities providing $28,000 in fiscal year 2004 increasing to $40,000 in fiscal year 2010. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had net loss of $228,743 for the year ending March 31, 2004. After adjusting for Equity in Losses of Project Partnerships of $175,628 and the changes in operating assets and liabilities, net cash used in operating activities was $39,561 of which $12,500 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $35,467 consisting of $20,993 received in cash distributions from the Project Partnerships and $14,474 from matured Zero Coupon Treasuries. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee. There were no unusual events or trends to describe.

   Series 11 - Gateway closed this Series on April 29, 1994 after receiving $5,127,000 from 330 Limited investors. As of March 31, 2004 the series had invested $4,128,042 in 12 Project Partnerships located in 7 states containing 361 apartments. Average occupancy of the Project Partnerships was 92% at December 31, 2003.

   Equity in losses of Project Partnerships were comparable for the years ended March 31, 2002, 2003 and 2004. (These Project Partnerships reported depreciation and amortization of $524,869, $530,098 and $530,705 for the periods ended December 31, 2001, 2002 and 2003.) Overall management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

   At March 31, 2004, the Series had $247,638 of short-term investments (Cash and Cash Equivalents). It also had $181,579 in Zero Coupon Treasuries with annual maturities providing $34,000 in fiscal year 2004 increasing to $44,000 in fiscal year 2010. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had net loss of $143,577 for the year ending March 31, 2004. After adjusting for Equity in Losses of Project Partnerships of $101,608 and the changes in operating assets and liabilities, net cash used in operating activities was $41,035 of which $23,500 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $24,475 consisting of $15,911 from matured Zero Coupon Treasures and $8,564 received in cash distributions from Project Partnerships. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee. There were no unusual events or trends to describe.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Gateway Tax Credit Fund III Ltd.

   We have audited the accompanying balance sheets of each of the five Series (Series 7 through 11) constituting Gateway Tax Credit Fund III Ltd. (a Florida Limited Partnership) as of March 31, 2004 and 2003 and the related statements of operations, partners' equity (deficit), and cash flows of each of the five Series for each of the three years in the period then ended.  These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Project Partnerships for which cumulative equity in losses included on the balance sheets as of March 31, 2004 and 2003 and net losses included on the statements of operations for each of the three years in the period ended March 31, 2004 are:
	Cumulative Equity In Losses March 31, ---------		Partnership Loss Year Ended March 31, ---------------------
	2004 ----	2003 ----	2004 ----	2003 ----	2002 ----
Series 7	$4,415,298	$4,335,041	$ 82,642	$ 70,059	$166,008
Series 8	4,420,631	4,392,445	28,185	68,561	153,916
Series 9	1,384,909	1,227,251	157,657	149,650	179,779
Series 10	711,850	595,038	116,811	109,420	85,164
Series 11	1,281,056	1,219,058	61,998	171,160	169,727

Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such underlying partnerships, is based solely on the reports of the other auditors.

   We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

   In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of each of the five Series (Series 7 through 11) constituting Gateway Tax Credit Fund III Ltd. as of March 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

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

                                         /s/ Spence, Marston, Bunch, Morris & Co.
                                         SPENCE, MARSTON, BUNCH, MORRIS & CO.
                                         Certified Public Accountants

Clearwater, Florida
June 22, 2004

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
MARCH 31, 2004 AND 2003
SERIES 7	2004 ----	2003 ----

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long Term Liabilities:
 Payable to General Partners

Partners' Equity (deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at March 31, 2004 and 2003)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  343,873
67,834
-----------
411,707

197,682
1,127,941
-----------
$1,737,330
===========

$   72,070
-----------
72,070
-----------

453,614
-----------

1,290,808
(79,162)
-----------
1,211,646
-----------
$1,737,330
===========

$  390,008
64,155
-----------
454,163

246,831
1,278,834
-----------
$1,979,828
===========

$   69,660
-----------
69,660
-----------

437,160
-----------

1,549,556
(76,548)
-----------
1,473,008
-----------
$1,979,828
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
MARCH 31, 2004 AND 2003
SERIES 8	2004 ----	2003 ----

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities
 Accounts Receivable

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long Term Liabilities:
 Payable to General Partners

Partners' Equity (deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at March 31, 2004 and 2003)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$ 373,899
63,292
24,220
---------
461,411

189,089
512,795
--------
$1,163,295
==========

$  56,210
----------
56,210
----------

553,708
----------

635,468
(82,091)
-----------
553,377
-----------
$1,163,295
===========

$ 450,206
59,583
0
---------
509,789

235,603
560,231
--------
$1,305,623
==========

$  61,828
----------
61,828
----------

513,976
----------

810,146
(80,327)
-----------
729,819
-----------
$1,305,623
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
MARCH 31, 2004 AND 2003
SERIES 9	2004 ----	2003 ----

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities
 Accounts Receivable

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long Term Liabilities:
 Payable to General Partners

Partners' Equity (deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at March 31, 2004 and 2003)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  248,902
37,028
600
-----------
286,530

142,308
967,040
-----------
$1,395,878
===========

$   24,890
-----------
24,890
-----------

360,461
-----------

1,055,258
(44,731)
-----------
1,010,527
-----------
$1,395,878
===========

$  260,485
35,177
0
-----------
295,662

168,560
1,211,933
-----------
$1,676,155
===========

$   35,252
-----------
35,252
-----------

318,435
-----------

1,364,080
(41,612)
-----------
1,322,468
-----------
$1,676,155
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
MARCH 31, 2004 AND 2003
SERIES 10	2004 ----	2003 ----

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

    Total Current Liabilities

Long Term Liabilities:
 Payable to General Partners

Partners' Equity (deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at March 31, 2004 and 2003)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  247,847
27,571
-----------
275,418

132,500
1,815,475
-----------
$2,223,393
===========

$   34,508
-----------
34,508
-----------

96,753
-----------

2,115,390
(23,258)
-----------
2,092,132
-----------
$2,223,393
===========

$  251,941
26,620
-----------
278,561

149,205
2,014,742
-----------
$2,442,508
===========

$   35,197
-----------
35,197
-----------

86,436
-----------

2,341,846
(20,971)
-----------
2,320,875
-----------
$2,442,508
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
MARCH 31, 2004 AND 2003
SERIES 11	2004 ----	2003 ----

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long Term Liabilities:
 Payable to General Partners

Partners' Equity (deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at March 31, 2004 and 2003
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  247,638
31,987
-----------
279,625

149,592
2,799,412
-----------
$3,228,629
===========

$   39,680
-----------
39,680
-----------

806
-----------

3,202,252
(14,109)
-----------
3,188,143
-----------
$3,228,629
===========

$  264,198
30,129
-----------
294,327

168,593
2,914,130
-----------
$3,377,050
===========

$   33,669
-----------
33,669
-----------

11,661
-----------

3,344,393
(12,673)
-----------
3,331,720
-----------
$3,377,050
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
MARCH 31, 2004 AND 2003
TOTAL SERIES 7 -11	2004 ----	2003 ----

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities
 Accounts Receivable

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long Term Liabilities:
 Payable to General Partners

Partners' Equity (deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at March 31, 2004 and 2003)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$ 1,462,159
227,712
24,820
------------
1,714,691

811,171
7,222,663
------------
$ 9,748,525
============

$   227,358
-----------
227,358
-----------

1,465,342
-----------

8,299,176
(243,351)
-----------
8,055,825
-----------
$ 9,748,525
============

$ 1,616,838
215,664
0
------------
1,832,502

968,792
7,979,870
------------
$10,781,164
============

$   235,606
-----------
235,606
-----------

1,367,668
-----------

9,410,021
(232,131)
-----------
9,177,890
-----------
$10,781,164
============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,
SERIES 7	2004 ----	2003 ----	2002 ----

Revenues:
 Interest Income
 Other Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of  Project Partnerships
Equity in Losses of Project  Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee Certificate
Number of Beneficial Assignee Certificates Outstanding

$  23,962
14,725
----------
38,687
----------

86,749

56,842
19,538
6,643
----------
169,772
----------

(131,085)

(130,277)
----------
$ (261,362)
===========

$ (258,748)
(2,614)
----------
$ (261,362)
===========

$   (24.89)
===========
10,395
===========

$  28,612
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

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,
SERIES 8	2004 ----	2003 ----	2002 ----

Revenues:
 Interest Income
 Other Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of  Project Partnerships
Equity in Losses of Project  Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial
Assignee Certificate
Number of Beneficial Assignee
Certificates Outstanding

$  21,800
20,098
----------
41,898
----------

90,313

62,671
22,850
3,072
----------
178,906
----------

(137,009)

(39,434)
----------
$(176,442)
==========

$(174,678)
(1,764)
----------
$(176,442)
==========

$  (17.50)
==========
9,980
==========

$  26,630
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

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,
SERIES 9	2004 ----	2003 ----	2002 ----

Revenues:
 Interest Income
 Other Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of  Project Partnerships
Equity in Losses of Project
 Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial
Assignee Certificate
Number of Beneficial Assignee
Certificates Outstanding

$  13,607
4,246
----------
17,853
----------

49,711

34,979
11,731
3,082
----------
99,503
----------

(81,650)

(230,291)
----------
$(311,941)
==========

$(308,822)
(3,119)
----------
$(311,941)
==========

$  (49.38)
==========
6,254
==========

$  16,095
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

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,
SERIES 10	2004 ----	2003 ----	2002 ----

Revenues:
 Interest Income
 Other Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of  Project Partnerships
Equity in Losses of Project
 Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee Certificate
Number of Beneficial Assignee Certificates Outstanding

$  13,252
1,932
----------
15,184
----------

33,890

21,863
7,968
4,578
----------
68,299
----------

(53,115)

(175,628)
----------
$(228,743)
==========

$(226,456)
(2,287)
----------
$(228,743)
==========

$  (44.91)
==========
5,043
==========

$  15,454
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

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,
SERIES 11	2004 ----	2003 ----	2002 ----

Revenues:
 Interest Income
 Other Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses
 of Project Partnerships
Equity in Losses of Project
 Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial
Assignee Certificate
Number of Beneficial Assignee
Certificates Outstanding

$  15,869
2,182
----------
18,051
----------

28,254

17,491
7,549
6,726
----------
60,020
----------

(41,969)

(101,608)
----------
$(143,577)
==========

$(142,141)
(1,436)
----------
$(143,577)
==========

$  (27.72)
==========
5,127
==========

$  18,223
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

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,
TOTAL SERIES 7 - 11	2004 ----	2003 ----	2002 ----

Revenues:
 Interest Income
 Other Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses
 of Project Partnerships
Equity in Losses of Project
 Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

$    88,490
43,183
-----------
131,673
-----------

288,917

193,846
69,636
24,101
-----------
576,500
-----------

(444,827)

(677,238)
-----------
$(1,122,065)
============

$(1,110,845)
(11,220)
------------
$(1,122,065)
============

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

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF PARTNERS' EQUITY (deficit)
FOR THE YEARS ENDED MARCH 31, 2004, 2003 AND 2002:
SERIES 7	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2001 Net Loss Balance at March 31, 2002 Net Loss Balance at March 31, 2003 Net Loss Balance at March 31, 2004	$2,166,589 (386,308) ----------- 1,780,281 (230,725) ----------- 1,549,556 (258,748) ----------- $1,290,808 ===========	$ (70,315) (3,902) ----------- (74,217) (2,331) ----------- (76,548) (2,614) ----------- $ (79,162) ===========	$2,096,274 (390,210) ----------- 1,706,064 (233,056) ----------- 1,473,008 (261,362) ----------- $1,211,646 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF PARTNERS' EQUITY (deficit)
FOR THE YEARS ENDED MARCH 31, 2004, 2003 AND 2002:
SERIES 8	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2001 Net Loss Balance at March 31, 2002 Net Loss Balance at March 31, 2003 Net Loss Balance at March 31, 2004	$1,363,645 (362,107) ----------- 1,001,538 (191,392) ----------- 810,146 (174,678) ----------- $ 635,468 ===========	$ (74,736) (3,658) ---------- (78,394) (1,933) ---------- (80,327) (1,764) ---------- $ (82,091) ==========	$1,288,909 (365,765) ----------- 923,144 (193,325) ----------- 729,819 (176,442) ----------- $ 553,377 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF PARTNERS' EQUITY (deficit)
FOR THE YEARS ENDED MARCH 31, 2004, 2003 AND 2002:
SERIES 9	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2001 Net Loss Balance at March 31, 2002 Net Loss Balance at March 31, 2003 Net Loss Balance at March 31, 2004	$2,110,561 (403,543) ----------- 1,707,018 (342,938) ----------- 1,364,080 (308,822) ----------- $1,055,258 ===========	$ (34,072) (4,076) ---------- (38,148) (3,464) ---------- (41,612) (3,119) ---------- $ (44,731) ==========	$2,076,489 (407,619) ----------- 1,668,870 (346,402) ----------- 1,322,468 (311,941) ----------- $1,010,527 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF PARTNERS' EQUITY (deficit)
FOR THE YEARS ENDED MARCH 31, 2004, 2003 AND 2002:
SERIES 10	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2001 Net Loss Balance at March 31, 2002 Net Loss Balance at March 31, 2003 Net Loss Balance at March 31, 2004	$2,811,044 (224,971) ----------- 2,586,073 (244,227) ----------- 2,341,846 (226,456) ----------- $2,115,390 ===========	$ (16,232) (2,272) ---------- (18,504) (2,467) ---------- (20,971) (2,287) ---------- $ (23,258) ==========	$2,794,812 (227,243) ----------- 2,567,569 (246,694) ----------- 2,320,875 (228,743) ----------- $2,092,132 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF PARTNERS' EQUITY (deficit)
FOR THE YEARS ENDED MARCH 31, 2004, 2003 AND 2002:
SERIES 11	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2001 Net Loss Balance at March 31, 2002 Net Loss Balance at March 31, 2003 Net Loss Balance at March 31, 2004	$3,756,773 (207,142) ----------- 3,549,631 (205,238) ----------- 3,344,393 (142,141) ----------- $3,202,252 ===========	$ (8,508) (2,092) ---------- (10,600) (2,073) ---------- (12,673) (1,436) ---------- $ (14,109) ==========	$3,748,265 (209,234) ----------- 3,539,031 (207,311) ----------- 3,331,720 (143,577) ----------- $3,188,143 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF PARTNERS' EQUITY (deficit)
FOR THE YEARS ENDED MARCH 31, 2004, 2003 AND 2002:
TOTAL SERIES 7 - 11	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2001 Net Loss Balance at March 31, 2002 Net Loss Balance at March 31, 2003 Net Loss Balance at March 31, 2004	$12,208,612 (1,584,071) ------------ 10,624,541 (1,214,520) ------------ 9,410,021 (1,110,845) ------------ $ 8,299,176 ============	$(203,863) (16,000) ---------- (219,863) (12,268) ---------- (232,131) (11,220) ---------- $(243,351) ==========	$12,004,749 (1,600,071) ----------- 10,404,678 (1,226,788) ----------- 9,177,890 (1,122,065) ----------- $ 8,055,825 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2004, 2003 AND 2002:
SERIES 7 --------	2004 ----	2003 ----	2002 ----

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

Cash Flows from Investing Activities:
 Distributions Received from Project  Partnerships
 Redemption of Investment in Securities

     Net Cash Provided by Investing      Activities

Increase (Decrease) in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$(261,362) 6,643 (22,530) 130,277 37,353 (14,725) 18,864 ---------- (105,480) ---------- 28,698 30,647 ---------- 59,345 ---------- (46,135) 390,008 ---------- $ 343,873 ==========	$(233,056) 6,684 (25,226) 137,118 32,576 (23,088) 41,651 ---------- (63,341) ---------- 37,299 31,424 ---------- 68,723 ---------- 5,382 384,626 ---------- $ 390,008 ==========	$(390,210) 6,685 (27,373) 317,296 27,811 (24,734) 51,468 ---------- (39,057) ---------- 37,656 32,189 ---------- 69,845 ---------- 30,788 353,838 ---------- $ 384,626 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2004, 2003 AND 2002:
SERIES 8 --------	2004 ----	2003 ----	2002 ----

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

Cash Flows from Investing Activities:
  Distributions Received from Project   Partnerships
  Redemption of Investment in Securities

     Net Cash Provided by Investing      Activities

Increase (Decrease) in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$(176,442) 3,072 (20,197) 39,434 32,393 (20,098) (24,220) 34,114 ---------- (131,944) ---------- 25,030 30,607 ---------- 55,637 ---------- (76,307) 450,206 ---------- $ 373,899 ==========	$(193,325) 4,740 (22,580) 82,830 27,883 (19,195) 0 56,418 ---------- (63,229) ---------- 25,963 31,116 ---------- 57,079 ---------- (6,150) 456,356 ---------- $ 450,206 ==========	$(365,765) 4,739 (24,482) 272,241 23,584 (10,297) 0 58,366 ---------- (41,614) ---------- 19,211 31,416 ---------- 50,627 ---------- 9,013 447,343 ---------- $ 456,356 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2004, 2003 AND 2002:
SERIES 9 --------	2004 ----	2003 ----	2002 ----

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

Cash Flows from Investing Activities:
  Distributions Received from Project   Partnerships
  Redemption of Investment in Securities

     Net Cash Provided by Investing      Activities

Increase (Decrease) in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$(311,941) 3,082 (12,599) 230,291 16,810 (4,246) (600) 31,664 ---------- (47,539) ---------- 15,767 20,189 ---------- 35,956 ---------- (11,583) 260,485 ---------- $ 248,902 ==========	$(346,402) 3,256 (13,821) 279,770 14,467 (4,433) 0 39,866 ---------- (27,297) ---------- 15,918 20,533 ---------- 36,451 ---------- 9,154 251,331 ---------- $ 260,485 ==========	$(407,619) 3,254 (14,874) 355,237 12,651 (4,800) 0 38,984 ---------- (17,167) ---------- 14,461 21,349 ---------- 35,810 ---------- 18,643 232,688 ---------- $ 251,331 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2004, 2003 AND 2002:
SERIES 10 --------	2004 ----	2003 ----	2002 ----

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

Cash Flows from Investing Activities:
  Distributions Received from Project   Partnerships
  Redemption of Investment in Securities

     Net Cash Provided by Investing      Activities

Increase (Decrease) in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$(228,743) 4,578 (12,243) 175,628 13,525 (1,932) 9,628 ---------- (39,559) ---------- 20,992 14,473 ---------- 35,465 ---------- (4,094) 251,941 ---------- $ 247,847 ==========	$(246,694) 4,812 (13,191) 201,773 11,953 (750) 14,690 ---------- (27,407) ---------- 12,151 15,048 ---------- 27,199 ---------- (208) 252,149 ---------- $ 251,941 ==========	$(227,243) 4,811 (13,976) 191,862 10,314 0 12,287 ---------- (21,945) ---------- 21,886 15,686 ---------- 37,572 ---------- 15,627 236,522 ---------- $ 252,149 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2004, 2003 AND 2002:
SERIES 11 --------	2004 ----	2003 ----	2002 ----

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

Cash Flows from Investing Activities:
  Distributions Received from Project   Partnerships
  Redemption of Investment in Securities

     Net Cash Provided by Investing      Activities

Increase (Decrease) in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$(143,577) 6,726 (14,856) 101,608 16,091 (2,182) (4,844) ---------- (41,034) ---------- 8,564 15,910 --------- 24,474 --------- (16,560) 264,198 --------- $ 247,638 ==========	$(207,311) 8,296 (15,873) 169,857 13,863 0 (6,106) ---------- (37,274) ---------- 19,277 16,136 --------- 35,413 --------- (1,861) 266,059 --------- $ 264,198 ==========	$(209,234) 8,294 (16,655) 180,099 11,670 0 2,488 ---------- (23,338) ---------- 28,728 16,330 --------- 45,058 --------- 21,720 244,339 --------- $ 266,059 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2004, 2003 AND 2002:
TOTAL SERIES 7 - 11 --------	2004 ----	2003 ----	2002 ----

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

     Net Cash Provided by Investing      Activities

Increase (Decrease) in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

$(1,122,065)

24,101

(82,425)

677,238

116,172

(43,183)

(24,820)

89,426
-----------

(365,556)
-----------

99,051
111,826
-----------

210,877
-----------

(154,679)

1,616,838
-----------
$1,462,159
===========

		$(1,226,788) 27,788 (90,691) 871,348 100,742 (47,466) 0 146,519 ----------- (218,548) ----------- 110,608 114,257 ----------- 224,865 ----------- 6,317 1,610,521 ----------- $1,616,838 ===========	$(1,600,071) 27,783 (97,360) 1,316,735 86,030 (39,831) 0 163,593 ----------- (143,121) ----------- 121,942 116,970 ----------- 238,912 ----------- 95,791 1,514,730 ----------- $1,610,521 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2004, 2003 AND 2002

NOTE 1 - ORGANIZATION:

   Gateway Tax Credit Fund III Ltd. ("Gateway"), a Florida Limited Partnership, was formed October 17, 1991 under the laws of Florida. Gateway offered its limited partnership interests in Series. The first Series for Gateway is Series 7. Operations commenced on July 16, 1992 for Series 7, January 4, 1993 for Series 8, September 30, 1993 for Series 9, January 21, 1994 for Series 10 and April 29, 1994 for Series 11. Each Series invests, as a limited partner, in other limited partnerships ("Project Partnerships"), each of which owns and operates apartment complexes eligible for Low-Income Housing Tax Credits ("Tax Credits"), provided for in Section 42 of the Internal Revenue Code of 1986. Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the Limited Partnership Agreement. As of March 31, 2004, Gateway had received capital contributions of $1,000 from the General Partners and $36,799,000 from the investor Limited Partners.

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

   Gateway, as a limited partner in the Project Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance and continued eligibility of tax credits. If the cost of operating a property exceeds the rental income earned thereon, Gateway may deem it in its best interest to voluntarily provide funds in order to protect its investment. Gateway does not guarantee any of the mortgages or other debt of the Project Partnerships.

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

Reclassifications

   For comparability, the 2002 and 2003 figures have been reclassified, where appropriate, to conform with the financial statement presentation used in 2004.

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

   In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities,  an Interpretation of ARB No. 51." FIN46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN46 must be applied for the first interim or annual period beginning after December 15, 2004. The Partnership does not feel that there will be any effects on its results of operations as a result of the adoption of FIN46. Prior to the effective date of FIN 46, Gateway is required to disclose its maximum exposure to economic and financial statement losses as a result of its involvement with variable interest entities. Gateway's exposure to these losses is limited to its investment in the Project Partnerships which is $7,222,663 at March 31, 2004.

NOTE 3 - INVESTMENT IN SECURITIES:

   The March 31, 2004 Balance Sheet includes Investment in Securities consisting of U.S. Treasury Security Strips which represents their cost, plus accreted interest income of $151,475 for Series 7, $134,743 for Series 8, $85,172 for Series 9, $81,092 for Series 10 and $94,434 for Series 11.
	Estimated Market Value ---------------	Cost Plus Accreted Interest ----------------	Gross Unrealized Gains and (Losses) ----------------
Series 7	$ 300,723	$ 265,516	$ 35,207
Series 8	283,503	252,381	31,122
Series 9	200,808	179,336	21,472
Series 10	184,383	160,071	24,312
Series 11	213,839	181,579	32,260
As of March 31, 2004, the cost and accreted interest of debt securities by contractual maturities is as follows:		Series 7 --------	Series 8 --------	Series 9 --------
Due within 1 year		$ 67,834	$ 63,292	$ 37,028
After 1 year through 5 years		197,682	189,089	72,578
After 5 years through 10 years		0	0	69,730
		---------	---------	---------
Total Amount Carried on Balance Sheet		$ 265,516 =========	$ 252,381 =========	$ 179,336 =========
		Series 10 --------	Series 11 --------	Total --------
Due within 1 year		$ 27,571	$ 31,987	$ 227,712
After 1 year through 5 years		53,968	62,216	575,533
After 5 years through 10 years		78,532	87,376	235,638
		---------	---------	---------
Total Amount Carried on Balance Sheet		$ 160,071 =========	$ 181,579 =========	$1,038,883 ==========

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

   Value Partners, Inc., an affiliate of Gateway, acquired the general partner interest in Logan Heights, one of the Project Partnerships in Series 8, in 2003.

   For the periods ended March 31, 2004, 2003, and 2002 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

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
	2004 ----	2003 ----	2002 ----
Series 7	$ 86,749	$ 87,082	$ 87,394
Series 8	90,313	90,730	91,032
Series 9	49,711	49,865	50,027
Series 10	33,890	34,013	34,115
Series 11	28,254 ---------	28,518 ---------	28,770 ---------
Total	$ 288,917 =========	$ 290,208 =========	$ 291,338 =========

   General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statement of Operations.
	2004 ----	2003 ----	2002 ----
Series 7	$ 56,842	$ 32,765	$ 20,917
Series 8	62,671	36,127	23,062
Series 9	34,979	20,164	12,872
Series 10	21,863	12,601	8,045
Series 11	17,491 ---------	10,081 ---------	6,436 ---------
Total	$193,846 =========	$111,738 =========	$ 71,332 =========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

SERIES 7

   As of March 31, 2004, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 39 Project Partnerships which own and operate government assisted multi-family housing complexes.

   Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
MARCH 31, 2004 --------------	MARCH 31, 2003 --------------

Capital Contributions to Project Partner- ships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition  fees and expenses

Investments in Project Partnerships

$ 7,732,089 (6,992,520) (218,417) ----------- 521,152 793,335 (186,546) ----------- $ 1,127,941 ============	$ 7,732,089 (6,862,243) (204,444) ----------- 665,402 793,335 (179,903) ----------- $ 1,278,834 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $3,469,144 for the year ended March 31, 2004 and cumulative suspended losses of $2,658,435 for the year ended March 31, 2003 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 8

   As of March 31, 2004, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 43 Project Partnerships which own and operate government assisted multi-family housing complexes.

   Cash flows from operations are allocated according to each Partnership agreement.
Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
MARCH 31, 2004 --------------	MARCH 31, 2003 --------------

Capital Contributions to Project Partner- ships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition  fees and expenses

Investments in Project Partnerships

$ 7,586,105 (7,343,360) (163,828) ----------- 78,917 549,773 (115,895) ----------- $ 512,795 ===========	$ 7,586,105 (7,303,925) (158,899) ----------- 123,281 549,773 (112,823) ----------- $ 560,231 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $4,002,763 for the year ended March 31, 2004 and cumulative suspended losses of $3,065,413 for the year ended March 31, 2003 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 9

   As of March 31, 2004, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 24 Project Partnerships which own and operate government assisted multi-family housing complexes.

   Cash flows from operations are allocated according to each Partnership agreement.
Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
MARCH 31, 2004 --------------	MARCH 31, 2003 --------------

Capital Contributions to Project Partner- ships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition  fees and expenses

Investments in Project Partnerships

$ 4,914,116 (4,000,688) (133,676) ----------- 779,752 244,087 (56,799) ----------- $ 967,040 ===========	$ 4,914,116 (3,770,400) (122,154) ----------- 1,021,562 244,087 (53,716) ----------- $ 1,211,933 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $1,226,519 for the year ended March 31, 2004 and cumulative suspended losses of $925,614 for the year ended March 31, 2003 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 10

   As of March 31, 2004, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 15 Project Partnerships which own and operate government assisted multi-family housing complexes.

   Cash flows from operations are allocated according to each Partnership agreement.
Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
MARCH 31, 2004 --------------	MARCH 31, 2003 --------------

Capital Contributions to Project Partner- ships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition  fees and expenses

Investments in Project Partnerships

$ 3,914,672 (2,073,769) (167,705) ----------- 1,673,198 196,738 (54,461) ----------- $ 1,815,475 ===========	$ 3,914,672 (1,898,143) (148,645) ----------- 1,867,884 196,738 (49,880) ----------- $ 2,014,742 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $132,431 for the year ended March 31, 2004 and cumulative suspended losses of $94,384 for the year ended March 31, 2003 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 11

   As of March 31, 2004, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 12 Project Partnerships which own and operate government assisted multi-family housing complexes.

   Cash flows from operations are allocated according to each Partnership agreement.
Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
MARCH 31, 2004 --------------	MARCH 31, 2003 --------------

Capital Contributions to Project Partner- ships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition  fees and expenses

Investments in Project Partnerships

$ 4,128,042 (1,394,995) (149,310) ----------- 2,583,737 290,335 (74,660) ----------- $ 2,799,412 ===========	$ 4,128,042 (1,293,389) (142,928) ----------- 2,691,725 290,335 (67,930) ----------- $ 2,914,130 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $208,165 for the year ended March 31, 2004 are not included and cumulative suspended losses of $40,610 for the year ended March 31, 2003 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   The following is a summary of Investments in Project Partnerships:
TOTAL SERIES 7 - 11	MARCH 31, 2004 --------------	MARCH 31, 2003 --------------

Capital Contributions to Project Partner- ships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition  fees and expenses

Investments in Project Partnerships

	$28,275,024 (21,805,332) (832,936) ----------- 5,636,756 2,074,268 (488,361) ----------- $ 7,222,663 ===========	$28,275,024 (21,128,100) (777,070) ----------- 6,369,854 2,074,268 (464,252) ----------- $ 7,979,870 ===========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
DECEMBER 31,
SERIES 7	2003 ----	2002 ----	2001 ----

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

Other partners' share of net loss

Partnership's share of net loss

Suspended losses

Equity in Losses of Project Partnerships

$ 3,594,482
29,924,101
12,192
-----------
$33,530,775
===========

$   861,548
36,002,235
-----------
36,863,783
-----------

(3,077,941)
(255,067)
-----------
(3,333,008)
-----------

$33,530,775
===========

$ 6,333,913
-----------
3,366,664
2,427,949
1,489,791
-----------
7,284,404
-----------
$  (950,491)
============
$    (9,505)
============
$  (940,986)

810,709
------------

$  (130,277)
============

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
============

(1)  As of December 31, 2003, the largest Project Partnership constituted 5.1% and 5.7%, and as of December 31, 2002 the largest Project Partnership constituted 5.2% and 5.4% of the combined total assets by series and combined total revenues by series, respectively.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
DECEMBER 31,
SERIES 8	2003 ----	2002 ----	2001 ----

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

Other partners' share of net loss

Partnership's share of net loss

Suspended losses

Equity in Losses of Project Partnerships

$ 3,443,344
31,332,924
46,863
-----------
$34,823,131
===========

$ 1,283,369
37,949,865
-----------
39,233,234
-----------

(3,762,267)
(647,836)
-----------
(4,410,103)
-----------

$34,823,131
===========

$ 6,105,139
-----------
3,219,867
2,349,394
1,525,330
-----------
7,094,591
-----------
$  (989,452)
============
$   (12,667)
============
$  (976,785)

937,351
------------

$   (39,434)
============

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
============

(1)  As of December 31, 2003, the largest Project Partnership constituted 5.3% and 4.1%, and as of December 31, 2002 the largest Project Partnership constituted 5.5% and 4.3% of the combined total assets by series and combined total revenues by series, respectively.

An affiliate of the General Partner is the operating general partner in one of the Project Partnerships included above. The Project Partnership has total assets of $607,463, total liabilities of $828,776, Gateway equity of ($105,271), other partners equity of ($116,042), total revenue of $66,180, and net loss of $38,658. The Project Partnership was not a related party as of December 31, 2002 and 2001.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
DECEMBER 31,
SERIES 9	2003 ----	2002 ----	2001 ----

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

Other partners' share of net loss

Partnership's share of net loss

Suspended losses

Equity in Losses of Project Partnerships

$ 1,778,979
17,932,221
5,319
-----------
$19,716,519
===========

$   332,832
20,142,793
-----------
20,475,625
-----------

(485,230)
(273,876)
-----------
(759,106)
-----------

$19,716,519
===========

$ 3,252,688
-----------
1,669,611
1,327,135
792,503
------------
3,789,249
------------
$  (536,561)
============
$    (5,365)
============
$  (531,196)

300,905
------------

$  (230,291)
============

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
============

(1)  As of December 31, 2003, the largest Project Partnership constituted 7.7 % and 6.4%, and as of December 31, 2002 the largest Project Partnership constituted 7.7% and 6.6% of the combined total assets by series and combined total revenues by series, respectively.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
DECEMBER 31,
SERIES 10	2003 ----	2002 ----	2001 ----

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

Other partners' share of net loss

Partnership's share of net loss

Suspended losses

Equity in Losses of Project Partnerships

$ 1,652,231
13,036,775
2,479
-----------
$14,691,485
===========

$   327,272
13,161,837
-----------
13,489,109
-----------

1,538,058
(335,682)
-----------
1,202,376
-----------

$14,691,485
===========

$ 1,995,639
-----------
1,089,746
657,632
465,268
-----------
2,212,646
-----------
$ (217,007)
===========
$   (3,333)
===========
$ (213,674)

38,046
------------

$  (175,628)
============

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
============

(1)  As of December 31, 2003, the largest Project Partnership constituted 11.3% and 12.2%, and as of December 31, 2002 the largest Project Partnership constituted 11.1% and 9.4% of the combined total assets by series and combined total revenues by series, respectively.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
DECEMBER 31,
SERIES 11	2003 ----	2002 ----	2001 ----

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

Other partners' share of net loss

Partnership's share of net loss

Suspended losses

Equity in Losses of Project Partnerships

$ 1,193,232
11,269,515
67,895
-----------
$12,530,642
===========

$   272,578
10,099,725
-----------
10,372,303
-----------

2,384,986
(226,647)
-----------
2,158,339
-----------

$12,530,642
===========

$ 1,732,562
-----------
1,041,768
443,999
530,705
-----------
2,016,472
-----------
$ (283,910)
===========
$  (14,747)
===========
$ (269,163)

167,555
-----------

$ (101,608)
===========

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
===========
$ (180,099)

0
-----------

$ (180,099)
===========

(1)  As of December 31, 2003, the largest Project Partnership constituted 20.2% and 20.7%, and as of December 31, 2002 the largest Project Partnership constituted 21.0% and 21.5% of the combined total assets by series and combined total revenues by series, respectively.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
DECEMBER 31,
TOTAL SERIES 7 - 11	2003 ----	2002 ----	2001 ----

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

Other partners' share of net loss

Partnership's share of net loss

Suspended losses

Equity in Losses of Project Partnerships

$ 11,662,268
103,495,536
134,748
------------
$115,292,552
============

$  3,077,599
117,356,455
------------
120,434,054
------------

(3,402,394)
(1,739,108)
------------
(5,141,502)
------------

$115,292,552
============

$ 19,419,941
------------
10,387,656
7,206,109
4,803,597
------------
22,397,362
------------
$(2,977,421)
============
$   (45,617)
============
$(2,931,804)

2,254,566
------------

$  (677,238)
============

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
	Equity Per Project Partnership -----------------	Equity Per Partnership -----------
Series 7 Series 8 Series 9 Series 10 Series 11	$(3,077,941) (3,762,267) (485,230) 1,538,058 2,384,986	$ 521,152 78,917 779,752 1,673,198 2,583,737

NOTE 6 - TAXABLE INCOME (LOSS):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:
SERIES 7	2004 ----	2003 ----	2002 ----
Net Loss per Financial Statements	$(261,362)	$(233,056)	$(390,210)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(1,006,515)	(927,361)	(882,199)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	22,774	21,890	(20,798)
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense	24,255 6,655 -----------	43,642 (9,419) -----------	40,604 20,227 -----------
Partnership loss for tax purposes as of December 31	$(1,214,193) ============	$(1,104,304) ============	$(1,232,376) ============
	December 31, 2003 ------------	December 31, 2002 ------------	December 31, 2001 ------------
Federal Low Income Housing Tax Credits (Unaudited)	$ 975,096 ===========	$ 1,695,195 ===========	$ 1,695,195 ===========

   The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2004 are as follows:

                              Financial          Tax
                              Reporting          Reporting
                              Purposes #9;           Purposes         Differences
Investments in Local
Limited Partnerships          $1,127,941         $(4,077,777)        $ 5,205,718
Other Assets                  $  609,389         $ 1,822,839         $(1,213,450)
Liabilities                   $  525,684         $    26,135         $   499,549

NOTE 6 - TAXABLE INCOME (LOSS)(Continued):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:
SERIES 8	2004 ----	2003 ----	2002 ----
Net Loss per Financial Statements	$ (176,442)	$ (193,325)	$ (365,765)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(1,119,372)	(1,046,407)	(1,002,523)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	16,451	(2,521)	1,017
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense	43,926 3,489 -----------	58,766 2,753 -----------	46,564 6,135 -----------
Partnership loss for tax purposes as of December 31	$(1,231,948) ============	$(1,180,734) ============	$(1,314,572) ============
	December 31, 2003 ------------	December 31, 2002 ------------	December 31, 2001 ------------
Federal Low Income Housing Tax Credits (Unaudited)	$ 1,417,434 ===========	$ 1,617,063 ===========	$ 1,620,507 ===========

   The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2004 are as follows:

                               Financial          Tax
                               Reporting          Reporting
                               Purposes           Purposes        Differences
Investments in Local
Limited Partnerships           $  512,795         $(4,558,365)     $ 5,071,160
Other Assets                   $  650,500         $ 1,860,032      $(1,209,532)
Liabilities                    $  609,918         $    24,161      $   585,757

NOTE 6 - TAXABLE INCOME (LOSS)(Continued):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:
SERIES 9	2004 ----	2003 ----	2002 ----
Net Loss per Financial Statements	$ (311,941)	$ (346,402)	$ (407,619)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(423,589)	(460,255)	(420,765)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	6,255	4,083	(502)
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense	40,841 3,127 -----------	41,045 2,281 -----------	32,339 3,677 -----------
Partnership loss for tax purposes as of December 31	$ (685,307) ============	$ (759,248) ============	$ (792,870) ============
	December 31, 2003 ------------	December 31, 2002 ------------	December 31, 2001 ------------
Federal Low Income Housing Tax Credits (Unaudited)	$ 968,960 ============	$ 968,960 ============	$ 968,960 ============

   The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2004 are as follows:

                               Financial         Tax
                               Reporting         Reporting
                               Purposes          Purposes         Differences
Investments in Local
Limited Partnerships          $   967,040        $(1,361,303)       $ 2,328,343
Other Assets                  $   428,838        $ 1,187,951       $  (759,113)
Liabilities                   $   385,351        $    10,223       $   375,128

NOTE 6 - TAXABLE INCOME (LOSS)(Continued):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:
SERIES 10	2004 ----	2003 ----	2002 ----
Net Loss per Financial Statements	$ (228,743)	$ (246,694)	$ (227,243)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(208,567)	(206,405)	(221,853)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	1,856	2,066	1,745
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense	12,745 4,639 -----------	15,375 4,204 -----------	7,995 5,625 -----------
Partnership loss for tax purposes as of December 31	$ (418,070) ============	$ (431,454) ============	$ (433,731) ============
	December 31, 2003 ------------	December 31, 2002 ------------	December 31, 2001 ------------
Federal Low Income Housing Tax Credits (Unaudited)	$ 762,218 ============	$ 762,218 ============	$ 762,218 ============

   The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2004 are as follows:

                               Financial          Tax
                               Reporting          Reporting
                               Purposes           Purposes        Differences
Investments in Local
Limited Partnerships           $ 1,815,475        $   217,621      $ 1,597,854
Other Assets                   $   407,918        $ 1,015,909      $  (607,991)
Liabilities                    $   131,261        $     9,654      $   121,607

NOTE 6 - TAXABLE INCOME (LOSS)(Continued):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:
SERIES 11	2004 ----	2003 ----	2002 ----
Net Loss per Financial Statements	$ (143,577)	$ (207,311)	$ (209,234)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(225,717)	(80,878)	(40,367)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	1,662	1,090	2,828
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense	(5,493) 7,123 -----------	(4,403) 8,295 -----------	(1,563) 8,297 -----------
Partnership loss for tax purposes as of December 31	$ (366,002) ============	$ (283,207) ============	$ (240,039) ============
	December 31, 2003 ------------	December 31, 2002 ------------	December 31, 2001 ------------
Federal Low Income Housing Tax Credits (Unaudited)	$ 754,678 ============	$ 754,678 ============	$ 754,678 ============

   The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2004 are as follows:

                                Financial         Tax
                                Reporting         Reporting
                                Purposes          Purposes          Differences
Investments in Local
Limited Partnerships            $ 2,799,412       $ 2,161,751       $   637,661
Other Assets                    $   429,217       $   894,142       $  (464,925)
Liabilities                     $    40,486       $    11,638       $    28,848

NOTE 6 - TAXABLE INCOME (LOSS)(Continued):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:
TOTAL SERIES 7 - 11	2004 ----	2003 ----	2002 ----
Net Loss per Financial Statements	$(1,122,065)	$(1,226,788)	$(1,600,071)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(2,983,760)	(2,721,306)	(2,567,707)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	48,998	26,608	(15,710)
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense	116,274 25,032 -----------	154,425 8,114 -----------	125,939 43,961 -----------
Partnership loss for tax purposes as of December 31	$(3,915,520) ============	$(3,758,947) ============	$(4,013,588) ============

   The difference in the total value of the Partnership's Investment in Project Partnerships is approximately $5,709,961 higher for Series 7, $5,409,672 higher for Series 8, $2,430,880 higher for Series 9, $1,630,545 higher for Series 10 and $779,514 higher for Series 11 for financial reporting purposes than for tax return purposes because (i) there were depreciation differences between financial reporting purposes and tax return purposes and (ii) certain expenses are not deductible for tax return purposes.

   The differences in the assets and liabilities of the Fund for financial reporting purposes and tax reporting purposes for the year ended March 31, 2004 are as follows:

                               Financial         Tax
                               Reporting         Reporting
                               Purposes          Purposes         Differences
Investments in Local
Limited Partnerships           $ 7,222,663       $(7,618,073)       $14,840,736
Other Assets                   $ 2,525,862       $ 6,780,873        $(4,255,011)
Liabilities                    $ 1,692,700       $    81,811        $ 1,610,889

NOTE 8 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

Series 7
Year 2004                Quarter 1      Quarter 2     Quarter 3     Quarter 4
                         6/30/2003     9/30/2003     12/31/2003     3/31/2004

Total Revenues           $   7,946     $    6,109    $   13,495     $   11,137

Net Income (Loss)        $ (78,203)    $  (26,171)   $  (84,911)    $ (72,077)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding $   (7.45)    $    (2.49)   $    (8.09)    $   (6.86)

Series 8
Year 2004                Quarter 1     Quarter 2     Quarter 3     Quarter 4
                         6/30/2003     9/30/2003     2/31/2003     3/31/2004

Total Revenues           $   5,669     $   6,911     $  16,282     $  13,036

Net Income (Loss)        $ (64,767)    $ (44,859)    $ (53,474)    $ (13,342)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding $   (6.42)    $   (4.45)    $   (5.30)    $   (1.33)

Series 9
Year 2004                 Quarter 1     Quarter 2      Quarter 3     Quarter 4
                         6/30/2003     9/30/2003     12/31/2003     3/31/2004

Total Revenues           $   4,335     $   5,039     $   4,077     $   4,402

Net Income (Loss)        $ (84,012)    $ (64,015)    $ (69,472)    $ (94,442)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding $  (13.30)    $  (10.13)    $  (11.00)    $  (14.95)

NOTE 8 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)(Continued):

Series 10
Year 2004                Quarter 1     Quarter 2     Quarter 3     Quarter 4
                         6/30/2003     9/30/2003     12/31/2003     3/31/2004

Total Revenues           $   3,430     $   3,399     $   4,946      $   3,409

Net Income (Loss)        $ (55,433)    $ (59,064)    $ (64,986)     $ (49,260)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding $  (10.88)    $  (11.59)    $  (12.76)     $   (9.68)

Series 11
Year 2004                Quarter 1      Quarter 2      Quarter 3     Quarter 4
                         6/30/2003     9/30/2003     12/31/2003     3/31/2004

Total Revenues           $   4,058      $   6,187     $   5,044     $   2,762

Net Income (Loss)        $ (34,309)     $ (54,117)    $ (15,758)    $ (39,393)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding $   (6.62)     $  (10.45)    $   (3.04)    $   (7.61)

Series 7 - 11
Year 2004                 Quarter 1     Quarter 2      Quarter 3    Quarter 4
                         6/30/2003     9/30/2003     12/31/2003     3/31/2004

Total Revenues           $  25,438     $  27,645     $  43,844     $  34,746

Net Income (Loss)        $(316,724)    $(248,226)    $(288,601)    $(268,514)

NOTE 8 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued):

Series 7
Year 2003                 Quarter 1     Quarter 2     Quarter 3     Quarter 4
                         6/30/2002     9/30/2002     12/31/2002     3/31/2003

Total Revenues           $   7,451     $   7,434    $   7,310     $  29,505

Net Income (Loss)        $ (58,085)    $ (76,505)   $ (71,129)    $ (27,337)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding $   (5.53)    $   (7.29)   $   (6.77)    $   (2.61)

Series 8
Year 2003                Quarter 1      Quarter 2     Quarter 3      Quarter 4
                         6/30/2002     9/30/2002     12/31/2002     3/31/2003

Total Revenues           $   6,966     $   6,956     $   6,778     $  25,125

Net Income (Loss)        $ (54,806)    $ (70,978)    $ (73,705)    $  (6,164)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding $   (5.44)    $   (7.04)    $   (7.27)    $    0.57

Series 9
Year 2003                Quarter 1      Quarter 2     Quarter 3      Quarter 4
                         6/30/2002     9/30/2002     12/31/2002      3/31/2003

Total Revenues           $   4,177     $   4,177     $   4,093     $   8,081

Net Income (Loss)        $ (81,161)    $ (99,946)    $ (97,205)    $ (68,090)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding $  (12.85)    $  (15.82)    $  (15.39)    $  (10.78)

NOTE 8 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)(Continued):

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

                             INDEPENDENT AUDITORS' REPORT
                             ----------------------------

To the Partners
Maple Street Apartments Limited Partnership
Emporium, Pennsylvania

We have audited the accompanying balance sheets of Maple Street Apartments Limited Partnership as of December 31, 2003 and 2002 and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maple Street Apartments Limited Partnership as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 15, 2004 on our consideration of Maple Street Apartments Limited Partnership internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Hill, Barth & King LLC
Certified Public Accountants

January 15, 2004

Habif, Arogeti & Wynne, LLP
5565 Glenridge Connector, Suite 200
Atlanta, GA 30342
PHONE: 404-892-9651
FAX: 404-876-3913

                              INDEPENDENT AUDITORS' REPORT
                             ------------------------------

To the Partners
Creekstone Apartments, L.P.

We have audited the accompanying balance sheets of CREEKSTONE APARTMENTS, L.P. (a limited partnership) as of December 31, 2003 and 2002, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CREEKSTONE APARTMENTS, L.P. as of December 31, 2003 and 2002, and the results of its operations, its changes in partners equity (deficit), and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Habif, Arogeti & Wynne, LLP
Certified Public Accountants

Atlanta, Georgia
February 5, 2004 9;

Blackman & Associates, P.C.
17445 Arbor Street, Suite 200
Omaha, Nebraska 68130
PHONE: 402-330-1040
FAX: 402-333-9189

                                 INDEPENDENT AUDITORS' REPORT
                                 -----------------------------

To the Partners
Gila Bend Housing, Ltd.
(An Arizona Limited Partnership)

We have audited the accompanying balance sheets of Gila Bend Housing, Ltd. (An Arizona Limited Partnership) as of December 31, 2003 and 2002, and the related statements of income (loss), changes in partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gila Bend Housing, Ltd. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our reports dated January 23, 2004, on our consideration of Gila Bend Housing, Ltd.'s internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. Those reports are an integral part of the audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information shown on pages 14 - 18 is presented for the purposes of additional analysis and is not a required part of the basic financial statements of Gila Bend Housing, Ltd. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects, in relation to the financial statements taken as a whole.

/s/ Blackman & Associates, P.C.
Certified Public Accountants

Omaha, Nebraska
January 23, 2004

Habif, Arogeti & Wynne, LLP
5565 Glenridge Connector, Suite 200
Atlanta, GA 30342
PHONE: 404-892-9651
FAX: 404-876-3913

                                 INDEPENDENT AUDITORS' REPORT
                                 -----------------------------

To the Partners of
Manchester Elderly Housing, L.L.P.

We have audited the accompanying balance sheets of MANCHESTER ELDERLY HOUSING, L.L.P. (USDA Rural Development Case No. 10-099-581965616), a limited partnership, as of December 31, 2003 and 2002, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America, the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States, and the Audit Program of the Rural Development Services Office of the U.S. Department of Agriculture, formerly known as the Farmers Home Administration. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MANCHESTER ELDERLY HOUSING, L.L.P. as of December 31, 2003 and 2002, and the results of its operations, its changes in partners equity (deficit), and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 16, 2004, on our consideration of MANCHESTER ELDERLY HOUSING, L.L.P.'s internal control and our report dated February 16, 2004, on its compliance with laws and regulations applicable to the financial statements. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

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

/s/ Habif, Arogeti & Wynne, LLP
Certified Public Accountants

Atlanta, Georgia
February 16, 2004

Henderson & Godbee, P.C.
3488 N. Valdosta Rd. - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE: 229-245-6040
FAX: 229-245-1669

                                INDEPENDENT AUDITORS' REPORT
                                -----------------------------

To the Partners
Meadow Run Apartments, L.P.
Valdosta, Georgia

We have audited the accompanying balance sheets of Meadow Run Apartments, L.P. (a limited partnership), Federal ID #:58-1994614, as of December 31, 2003 and 2002, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meadow Run Apartments, L.P. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued reports dated January 22, 2004, on our consideration of Meadow Run Apartments, L.P.'s internal control structure and its compliance with laws and regulations. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 22, 2004

Henderson & Godbee, P.C.
3488 N. Valdosta Rd. - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE: 229-245-6040
FAX: 229-245-1669

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------

To the Partners
Mt. Vernon Rental Housing, L.P.
Valdosta, Georgia

We have audited the accompanying balance sheets of Mt. Vernon Rental Housing, L.P. (a limited partnership), Federal ID No. 58-1965613, as of December 31, 2003 and 2002, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mt. Vernon Rental Housing, L.P. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with auditing standards generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 22, 2004 on our consideration of Mt. Vernon Rental Housing, L.P.'s internal control structure and a report dated January 22, 2004 on its compliance with laws and regulations. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 22, 2004

Henderson & Godbee, P.C.
3488 N. Valdosta Rd. - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE: 229-245-6040
FAX: 229-245-1669

                                INDEPENDENT AUDITORS' REPORT
                                -----------------------------

To the Partners
Lakeland II L.P.
Lakeland, Georgia

We have audited the accompanying balance sheets of Lakeland II, L.P. (a limited partnership), Federal ID # 58-1965624, as of December 31, 2003 and 2002, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeland II, L.P. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 22, 2004, on our consideration of Lakeland II, L.P.'s internal control structure and a report dated January 22, 2004 on its compliance with laws and regulations. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 22, 2004

Henderson & Godbee, P.C.
3488 N. Valdosta Rd. - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE: 229-245-6040
FAX: 229-245-1669

                                INDEPENDENT AUDITORS' REPORT
                                -----------------------------

To the Partners
Blue Ridge Elderly Housing, L.P.
Valdosta, Georgia

We have audited the accompanying balance sheets of Blue Ridge Elderly Housing, L.P. (a limited partnership), Federal ID No.: 58-1936981 as of December 31, 2003 and 2002, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blue Ridge Elderly Housing, L.P. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with auditing standards generally accepted in the United States of America.

In accordance with Government Auditing Standards we have also issued a report dated January 22, 2004 on our consideration of Blue Ridge Elderly Housing, L.P.'s internal control structure and a report dated January 22, 2004 on its compliance with laws and regulations. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 22, 2004

Henderson & Godbee, P.C.
3488 N. Valdosta Rd.-P.O. Box 2241
Valdosta, GA 31604-2241
PHONE: 229-245-6040
FAX: 229-245-1669

                                INDEPENDENT AUDITORS' REPORT
                                -----------------------------

To the Partners
Cottondale Rental Housing, L.P.
Valdosta, Georgia

We have audited the accompanying balance sheets of Cottondale Rental Housing, L.P. (a limited partnership), Federal ID No.: 58-1924862 as of December 31, 2003 and 2002, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cottondale Rental Housing, L.P. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued reports dated January 22, 2004 on our consideration of Cottondale Rental Housing, L.P.'s internal control structure and a report dated January 22, 2004 on its compliance with laws and regulations. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 22, 2004

Henderson & Godbee, P.C.
3488 N. Valdosta Rd. - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE: 229-245-6040
FAX: 229-245-1669

                                INDEPENDENT AUDITORS' REPORT
                                ----------------------------

To the Partners
Arbor Trace Apartments Phase II, L.P.
Lake Park, Georgia

We have audited the accompanying balance sheets of Arbor Trace Apartments Phase II, L.P. (a limited partnership), Federal ID No. 58-2032771 as of December 31, 2003 and 2002, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arbor Trace Apartments Phase II, L.P. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 22, 2004 on our consideration of Arbor Trace Apartments Phase II, L.P.'s internal control structure and a report dated January 22, 2004 on its compliance with laws and regulations. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 22, 2004

Habif, Arogeti & Wynne, LLP
5565 Glenridge Connector, Suite 200
Atlanta, GA 30342
PHONE: 404-892-9651
FAX: 404-876-3913

                                    INDEPENDENT AUDITORS' REPORT
                                    ----------------------------

To the Partners
Omega Rental Housing, L.P.

We have audited the accompanying balance sheets of OMEGA RENTAL HOUSING, L.P., (Rural Development Case No. 11-037-582031602), a Georgia limited partnership, as of December 31, 2003 and 2002, and the related statements of operations, changes in partners' accumulated deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America, the standards applicable to financial statement aduits contained in Government Auditing Standards, issued by the Comptroller General of the United States, and the Rural Development Services Office of the U.S. Department of Agriculture's, formerly known as the Farmers Home Administration, Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OMEGA RENTAL HOUSING, L.P. as of December 31, 2003 and 2002, and the results of its operations, its changes in partners' accumulated deficit, and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 16, 2004, on our consideration of OMEGA RENTAL HOUSING, L.P.'s internal control and a report dated January 16, 2004, on its compliance with laws and regulations applicable to the financial statements. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

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

/s/ Habif, Arogeti & Wynne, LLP
Certified Public Accountants

Atlanta, Georgia
January 16, 2004

Habif, Arogeti & Wynne, LLP
5565 Glenridge Connector, Suite 200
Atlanta, GA 30342
PHONE: 404-892-9651
FAX: 404-876-3913

                                  INDEPENDENT AUDITORS' REPORT
                                  -----------------------------

To the Partners
Magnolia Place, L.P.

We have audited the accompanying balance sheets of MAGNOLIA PLACE, L.P. (a Georgia limited partnership) as of December 31, 2003 and 2002, and the related statements of operations, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MAGNOLIA PLACE, L.P. as of December 31, 2003 and 2002, and the results of its operations, its changes in partners' equity, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 - 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Habif, Arogeti & Wynne, LLP
Certified Public Accountants

Atlanta, Georgia
January 16, 2004

Baird, Kurtz & Dobson, LLP
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE: 479-452-1040
FAX: 479-452-5542

                               INDEPENDENT AUDITORS' REPORT
                               ------------------------------

Partners
Antlers Properties I, A Limited Partnership
D/B/A Woodbine Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of Antlers Properties I, A Limited Partnership, D/B/A Woodbine as of December 31, 2003 and 2002, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Antlers Properties I, A Limited Partnership, D/B/A Woodbine as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 6, 2004, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Baird, Kurtz & Dobson, LLP
Certified Public Accountants

February 6, 2004

Baird, Kurtz & Dobson, LLP
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE: 479-452-1040
FAX: 479-452-5542

                                 INDEPENDENT AUDITORS' REPORT
                                 ----------------------------

Partners
Meadowview Properties, A Limited Partnership
D/B/A GardenWalk on 41st Circle
Fort Smith, Arkansas

We have audited the accompanying balance sheets of Meadowview Properties, A Limited Partnership, D/B/A GardenWalk on 41st Circle as of December 31, 2003 and 2002, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meadowview Properties, A Limited Partnership, D/B/A GardenWalk on 41st Circle as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 6, 2004, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Baird, Kurtz & Dobson, LLP
Certified Public Accountants

February 6, 2004

Eide Bailly LLP
200 E. 10th Street, Suite 500
P.O. Box 5126
Sioux Falls, SD 57117-5126
PHONE: 605-339-1999
FAX: 605-339-1306

                               INDEPENDENT AUDITORS' REPORT
                               ----------------------------

The Partners
Sunrise I Apartments Limited Partnership
Sioux Falls, South Dakota

We have audited the accompanying balance sheets of Sunrise I Apartments Limited Partnership as of December 31, 2003 and 2002, and the related statements of operations, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunrise I Apartments Limited Partnership as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 18, 2004, on our consideration of Sunrise I Apartments Limited Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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
February 18, 2004 9;

Miller & Rose, P.A.
1309 E. Race Avenue
Searcy, AR 72143
PHONE: 501-268-8356
FAX: 501-268-9362

                                INDEPENDENT AUDITORS' REPORT
                                -----------------------------

Partners
Pioneer Apartments, An Arkansas Limited Partnership
D/B/A Pioneer Apartments
351 E. 4th Street
Mountain Home, AR 72653

We have audited the accompanying financial statements of Pioneer Apartments, An Arkansas Limited Partnership D/B/A Pioneer Apartments as of December 31, 2003 and 2002, and for the years then ended, as listed in the table of contents. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pioneer Apartments, An Arkansas Limited Partnership D/B/A Pioneer Apartments as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 4, 2004 on our consideration of Pioneer Apartments, An Arkansas Limited Partnership D/B/A Pioneer Apartments' internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Miller & Rose, P.A.
Certified Public Accountants

February 4, 2004

Miller & Rose, P.A.
1309 E. Race Avenue
Searcy, AR 72143
PHONE: 501-268-8356
FAX: 501-268-9362

                                INDEPENDENT AUDITORS' REPORT
                                ----------------------------

Partners
Cardinal Apartments, An Arkansas Limited Partnership
D/B/A Cardinal Apartments
351 E. 4th Street
Mountain Home, AR 72653

We have audited the accompanying financial statements of Cardinal Apartments, An Arkansas Limited Partnership D/B/A Cardinal Apartments as of December 31, 2003 and 2002, and for the years then ended, as listed in the table of contents. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cardinal Apartments, An Arkansas Limited Partnership, D/B/A Cardinal Apartments as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Miller & Rose, P.A.
Certified Public Accountants

February 12, 2004

Bernard Robinson & Company, L.L.P.
109 Muirs Chapel Rd.-P.O. Box 19608
Greensboro, NC 27419-9608
PHONE: 336-294-4494
FAX: 336-547-0840

                                    INDEPENDENT AUDITORS' REPORT
                                    -----------------------------

To the Partners
Peachtree Associates Limited Partnership
Charlotte, North Carolina

We have audited the accompanying balance sheets of Peachtree Associates Limited Partnership (a South Carolina limited partnership) as of December 31, 2003 and 2002, and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peachtree Associates Limited Partnership as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 31, 2004, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

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

/s/ Bernard Robinson & Company, L.L.P.
Certified Public Accountants

January 31, 2004

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE: 276-669-5531
FAX: 276-669-5576

                                INDEPENDENT AUDITORS' REPORT
                                -----------------------------

To the Partners
Mountain City Manor Limited Partnership

I have audited the accompanying balance sheets of Mountain City Manor Limited Partnership as of December 31, 2003 and 2002, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with auditing standards generally accepted in the United States and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mountain City Manor Limited Partnership as of December 31, 2003 and 2002, and the results of its operations, changes in partners' deficit, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued my report dated February 15, 2004 on my consideration of Mountain City Manor Limited Partnership's internal control over financial reporting and on my tests of its compliance with certain provisions of laws and regulations.

/s/ Thomas C. Cunningham, CPA PC
Certified Public Accountants

February 15, 2004

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE: 276-669-5531
FAX: 276-669-5576

                               INDEPENDENT AUDITORS' REPORT
                               ------------------------------

To the Partners
Tazewell Village Limited Partnership

I have audited the accompanying balance sheets of Tazewell Village Limited Partnership as of December 31, 2003 and 2002, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with auditing standards generally accepted in the United States and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tazewell Village Limited Partnership as of December 31, 2003 and 2002, and the results of its operations, changes in partners' deficit, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued my report dated February 15, 2004 on my consideration of Tazewell Village Limited Partnership's internal control over financial reporting and on my tests of its compliance with certain provisions of laws and regulations.

/s/ Thomas C. Cunningham, CPA PC
Certified Public Accountants

February 15, 2004

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE: 276-669-5531
FAX: 276-669-5576

                                INDEPENDENT AUDITORS' REPORT
                                -----------------------------

To the Partners
Jamestown Village Limited Partnership

I have audited the accompanying balance sheets of Jamestown Village Limited Partnership as of December 31, 2003 and 2002, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with auditing standards generally accepted in the United States and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jamestown Village Limited Partnership as of December 31, 2003 and 2002, and the results of its operations, changes in partners' deficit, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued my report dated February 15, 2004 on my consideration of Jamestown Village Limited Partnership's internal control over financial reporting and on my tests of its compliance with certain provisions of laws and regulations.

/s/ Thomas C. Cunningham, CPA PC
Certified Public Accountants

February 15, 2004

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE: 276-669-5531
FAX: 276-669-5576

                             INDEPENDENT AUDITORS' REPORT
                             -----------------------------

To the Partners
Clinch View Manor Limited Partnership

I have audited the accompanying balance sheets of Clinch View Manor Limited Partnership as of December 31, 2003 and 2002, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with auditing standards generally accepted in the United States and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clinch View Manor Limited Partnership as of December 31, 2003 and 2002, and the results of its operations, changes in partners' deficit, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued my report dated February 15, 2004 on my consideration of Clinch View Manor Limited Partnership's internal control over financial reporting and on my tests of its compliance with certain provisions of laws and regulations.

/s/ Thomas C. Cunningham, CPA PC
Certified Public Accountants

February 15, 2004 9;

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE: 276-669-5531
FAX: 276-669-5576

                                INDEPENDENT AUDITORS' REPORT
                                -----------------------------

To the Partners
Warsaw Manor Limited Partnership

I have audited the accompanying balance sheets of Warsaw Manor Limited Partnership as of December 31, 2003 and 2002, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with auditing standards generally accepted in the United States and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Warsaw Manor Limited Partnership as of December 31, 2003 and 2002, and the results of its operations, changes in partners' deficit, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued my report dated February 15, 2004 on my consideration of Warsaw Manor Limited Partnership's internal control over financial reporting and on my tests of its compliance with certain provisions of laws and regulations.

/s/ Thomas C. Cunningham, CPA PC
Certified Public Accountant

February 15, 2004

Lou Ann Montey and Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin, TX 78759
PHONE: 512-338-0044
FAX: 512-338-5395

                                INDEPENDENT AUDITORS' REPORT
                                -----------------------------

To The Partners
Elsa Retirement, Ltd.-(A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Elsa Retirement, Ltd.-(A Texas Limited Partnership) as of December 31, 2003 and 2002, and the related statements of income (loss), partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards as issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Elsa Retirement, Ltd.-(A Texas Limited Partnership) as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 10, 2004, on our consideration of the internal control structure of Elsa Retirement, Ltd.-(A Texas Limited Partnership) and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Lou Ann Montey and Associates, P.C.
Certified Public Accountants

Austin, Texas
February 10, 2004

Lou Ann Montey and Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin, TX 78759
PHONE: 512-338-0044
FAX: 512-338-5395

                               INDEPENDENT AUDITORS' REPORT
                               -----------------------------

To The Partners
Dilley Retirement, Ltd.-(A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Dilley Retirement, Ltd.-(A Texas Limited Partnership) as of December 31, 2003 and 2002, and the related statements of income (loss), partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Generally Accepted Auditing Standards and the standards applicable to financial audits contained in Government Auditing Standards, as issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dilley Retirement, Ltd.-(A Texas Limited Partnership) as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 13, 2004, on our consideration of the internal control structure of Dilley Retirement, Ltd.-(A Texas Limited Partnership) and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Lou Ann Montey and Associates, P.C.
Certified Public Accountants

Austin, Texas
February 13, 2004

Lou Ann Montey and Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin, TX 78759
PHONE: 512-338-0044
FAX: 512-338-5395

                               INDEPENDENT AUDITORS' REPORT
                               -----------------------------

To The Partners
Taylor Retirement, Ltd.-(A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Taylor Retirement, Ltd.-(A Texas Limited Partnership) as of December 31, 2003 and 2002, and the related statements of income (loss) and partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and standards applicable to financial audits contained in Government Auditing Standards as issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Taylor Retirement, Ltd.- (A Texas Limited Partnership) as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the Unites States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 14, 2004, on our consideration of the internal control structure of Taylor Retirement, Ltd.-(A Texas Limited Partnership) and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Lou Ann Montey and Associates, P.C.
Certified Public Accountants

Austin, Texas
February 14, 2004

Lou Ann Montey and Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin, TX 78759
PHONE: 512-338-0044
FAX: 512-338-5395

                             INDEPENDENT AUDITORS' REPORT
                             -----------------------------

To The Partners
Donna Retirement, Ltd.-(A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Donna Retirement, Ltd.-(A Texas Limited Partnership) as of December 31, 2003 and 2002, and the related statements of income (loss), partners' equity, and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with Generally Accepted Auditing Standards and the standards applicable to financial audits contained in Government Auditing Standards, as issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Donna Retirement, Ltd.-(A Texas Limited Partnership) as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 11, 2004, on our consideration of the internal control structure of Donna Retirement, Ltd.-(A Texas Limited Partnership) and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Lou Ann Montey and Associates, P.C.
Certified Public Accountants

Austin, Texas
February 11, 2004

David G. Pelliccione, C.P.A., P.C.
329 Commercial Drive, Suite 120
Savannah, GA 31406
PHONE: 912-354-2334
FAX: 912-354-2443

                                INDEPENDENT AUDITORS' REPORT
                                -----------------------------

To The Partners
Brooks Lane Apartments, L.P.

We have audited the accompanying balance sheet of BROOKS LANE APARTMENTS, L.P., as of December 31, 2003 and 2002 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of The Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BROOKS LANE APARTMENTS, L.P., as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles of the United States.

In accordance with Government Auditing Standards, we have also issued our report dated February 26, 2004, on our consideration of BROOKS LANE APARTMENTS, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ David G. Pelliccione, C.P.A., P.C.
Certified Public Accountants

Savannah, Georgia
February 26, 2004

David G. Pelliccione, C.P.A., P.C.
329 Commercial Dr., Suite 120
Savannah, GA 31406
PHONE: 912-354-2334
FAX: 912-354-2443

                                 INDEPENDENT AUDITORS' REPORT
                                 -----------------------------

To The Partners
Brooks Field Apartments, L.P.

We have audited the accompanying balance sheets of BROOKS FIELD APARTMENTS, L.P., as of December 31, 2003 and 2002 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of The Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BROOKS FIELD APARTMENTS, L.P., as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles of the United States.

In accordance with Government Auditing Standards, we have also issued our report dated February 26, 2004, on our consideration of BROOKS FIELD APARTMENTS, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ David G. Pelliccione, C.P.A., P.C.
Certified Public Accountants

Savannah, Georgia
February 26, 2004

David G. Pelliccione, C.P.A., P.C.
329 Commercial Dr., Suite 120
Savannah, GA 31406
PHONE: 912-354-2334
FAX: 912-354-2443

                                 INDEPENDENT AUDITORS' REPORT
                                 -----------------------------

To The Partners
Brooks Point Apartments, L.P.

We have audited the accompanying balance sheets of BROOKS POINT APARTMENTS, L.P. as of December 31, 2003 and 2002, and the related statements of operations, partners' equity and cash flow for the years then ended. These financial statements are the responsibility of The Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BROOKS POINT APARTMENTS, L.P., as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles of the United States.

In accordance with Government Auditing Standards, we have also issued our report dated February 26, 2004, on our consideration of BROOKS POINT APARTMENTS, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was made for the purpose of forming an opinion on the basic financial statements of BROOKS POINT APARTMENTS, L.P., taken as a whole. The supplemental information on pages 9 through 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ David G. Pelliccione, C.P.A., P.C.
Certified Public Accountants

Savannah, Georgia
February 26, 2004

McCartney & Company, P.C.
2121 University Park Drive-Suite 150
Okemos, MI 48864
PHONE: 517-347-5000
FAX: 517-347-5007

                               INDEPENDENT AUDITORS' REPORT
                               -----------------------------

Partners
Mariner Cove Apartments Limited Partnership
DeWitt, Michigan

We have audited the accompanying balance sheets of Mariner Cove Apartments Limited Partnership as of December 31, 2003 and 2002, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mariner Cove Apartments Limited Partnership as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated March 12, 2004, on our consideration of Mariner Cove Apartments Limited Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report considering the results of our audit.

/s/ McCartney & Company, P.C.
Certified Public Accountants

March 12, 2004

Simmons and Clubb
410 S. Orchard, Suite 156
Boise, ID 83705
PHONE: 208-336-6800
FAX: 208-343-2381

                             INDEPENDENT AUDITORS' REPORT
                             -----------------------------

General Partner
South Brenchley Housing Limited Partnership
Boise, Idaho

We have audited the accompanying balance sheets of South Brenchley Housing Limited Partnership as of December 31, 2003 and 2002, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Brenchley Housing Limited Partnership as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 10, 2004, on our consideration of South Brenchley Housing Limited Partnership's internal control and on its compliance with laws and regulations. This report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Roger Clubb
Simmons and Clubb
Certified Public Accountants

Boise, Idaho
February 10, 2004

Gubler & Company, P.C.
1234 W. South Jordan Parkway, #C
South Jordan, UT 84095
PHONE: 801-566-5866
FAX: 801-565-0509

                               INDEPENDENT AUDITORS' REPORT
                               -----------------------------

TO THE PARTNERS
HOMESTEAD WEST LIMITED PARTNERSHIP

We have audited the accompanying balance sheets of Homestead West Limited Partnership, as of December 31, 2003 and 2002 and the related statements of income, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Homestead West Limited Partnership, as of December 31, 2003 and 2002 and the results of its operations, changes in partners' capital, and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued reports dated January 30, 2004 on our consideration of Homestead West Limited Partnership's internal control, and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information on pages 14 through 16 is presented for purposes of additional analysis and is not a required part of the basic financial statements of Homestead West Limited Partnership. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Gubler & Company, P.C.
Certified Public Accountants
South Jordan, Utah
January 30, 2004

Miller, Mayer, Sullivan & Stevens LLP
2365 Harrodsburg Rd.
Lexington, KY 40504-3399
PHONE: 859-223-3095
FAX: 859-223-2143

                               INDEPENDENT AUDITORS' REPORT
                               ----------------------------

To the Partners                                       Rural Development
Louisa Senior Apartments, Ltd.                        Morehead, Kentucky

We have audited the accompanying balance sheets of Louisa Senior Apartments, Ltd., (a limited partnership) Case No. 20-064-407447188, as of December 31, 2003 and 2002 and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Louisa Senior Apartments, Ltd. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 4, 2004 on our consideration of Louisa Senior Apartments, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental data included in this report is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Miller, Mayer, Sullivan & Stevens, LLP
Certified Public Accountants

Lexington, Kentucky
February 4, 2004

Miller, Mayer, Sullivan & Stevens LLP
2365 Harrodsburg Rd.
Lexington, KY 40504-3399
PHONE: 859-223-3095
FAX: 859-223-2143

                                INDEPENDENT AUDITORS' REPORT
                                -----------------------------

To the Partners                                            Rural Development
Wells Hill Apartments, Ltd.                                Morehead, Kentucky

We have audited the accompanying balance sheets of Wells Hill Apartments, Ltd., (a limited partnership) Case No. 20-086-611204241, as of December 31, 2003 and 2002 and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Hill Apartments, Ltd. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 9, 2004 on our consideration of Wells Hill Apartments, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental data included in this report is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Miller, Mayer, Sullivan & Stevens LLP
Certified Public Accountants

Lexington, Kentucky
February 9, 2004

Eide Bailly LLP
200 East 10th Street, Suite 500
P.O. Box 5126
Sioux Falls, SD 57117-5126
PHONE: 605-339-1999
FAX: 605-339-1306

                               INDEPENDENT AUDITORS' REPORT
                               ------------------------------

The Partners
Lincoln, Ltd.
Pierre, South Dakota

We have audited the accompanying balance sheets of Lincoln, Ltd. (a limited partnership) as of December 31, 2003 and 2002, and the related statements of operations, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lincoln, Ltd. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 4, 2004 on our consideration of Lincoln, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Eide Bailly LLP
Certified Public Accountants

Sioux Falls, South Dakota
February 4, 2004

Eide Bailly LLP
200 East 10th Street, Suite 500
P.O. Box 5126
Sioux Falls, SD 57117-5126
PHONE: 605-339-1999
FAX: 605-339-1306

                                 INDEPENDENT AUDITORS' REPORT
                                  ----------------------------

The Partners
Courtyard, Ltd.
Huron, South Dakota

We have audited the accompanying balance sheets of Courtyard, Ltd. (a limited partnership) as of December 31, 2003 and 2002, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Courtyard, Ltd. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 13, 2004, on our consideration of Courtyard, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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
February 13, 2004

Brockway, Gersbach, McKinnon & Niemeier, P.C.
P.O. Box 4083
Temple, TX 76505-4083
PHONE: 254-773-9907
FAX: 254-773-1570

                             INDEPENDENT AUDITORS' REPORT
                             -----------------------------

The Partners
Leander Housing 1990, Ltd.
Leander, Texas

We have audited the accompanying balance sheet of Leander Housing 1990, Ltd. (a Texas limited partnership) as of December 31, 2003 and 2002 and the related statements of partners' capital (deficit), operations, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Leander Housing 1990, Ltd. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Governmental Auditing Standards, we have also issued our report dated January 31, 2004, on our consideration of Leander Housing 1990, Ltd.'s internal control and on its compliance with laws and regulations applicable to the financial statements. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 through 18 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Year End Report/Analysis (Form FmHA 1930-8); the Statement of Actual Budget and Income (Form FmHA 1930-7) for the year ended December 31, 2003, and the Supplemental Data Required by USDA Rural Development, is presented for purposes of complying with the requirements of USDA Rural Development and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Brockway, Gersbach, McKinnon & Niemeier, P.C.
Certified Public Accountants

January 31, 2004

Johnson, Hickey & Murchison, P.C.
651 East Fourth Street, Suite 200
Chattanooga, TN 37403-1924
PHONE: 423-756-0052
FAX: 423-267-5945

                                 INDEPENDENT AUDITORS' REPORT
                                 -----------------------------

To the General Partners of
Pleasant Valley Apartments, L.P.:

We have audited the accompanying balance sheets of Pleasant Valley Apartments, L.P. as of December 31, 2003 and 2002, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pleasant Valley Apartments, L.P. as of December 31, 2003 and 2002, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated January 30, 2004, on our consideration of the partnership's internal control over financial reporting and on its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Johnson, Hickey & Murchison, P.C.
Certified Public Accountants

January 30, 2004

Johnson, Hickey & Murchison, P.C.
651 East Fourth Street, Suite 200
Chattanooga, TN 37403-1924
PHONE: 423-756-0052
FAX: 423-267-5945

                                INDEPENDENT AUDITORS' REPORT
                                ----------------------------

To the General Partners of
Brookwood Apartments, L.P.:

We have audited the accompanying balance sheets of Brookwood Apartments, L.P. as of December 31, 2003 and 2002, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brookwood Apartments, L.P. as of December 31, 2003 and 2002, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated January 30, 2004, on our consideration of the partnership's internal control over financial reporting and on its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Johnson, Hickey & Murchison, P.C.
Certified Public Accountants

January 30, 2004

Johnson, Hickey & Murchison, P.C.
651 East Fourth Street, Suite 200
Chattanooga, TN 37403-1924
PHONE: 423-756-0052
FAX: 423-267-5945

                                INDEPENDENT AUDITORS' REPORT
                                -----------------------------

To the General Partners of
River Rest Apartments, L.P.:

We have audited the accompanying balance sheets of River Rest Apartments, L.P. as of December 31, 2003 and 2002, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of River Rest Apartments, L.P. as of December 31, 2003 and 2002, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated January 19, 2004, on our consideration of the partnership's internal control over financial reporting and on its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Johnson, Hickey & Murchison, P.C.
Certified Public Accountants

January 19, 2004

Habif, Arogeti & Wynne, LLP
5565 Glenridge Connector, Suite 200
Atlanta, GA 30342
PHONE: 404-892-9651
FAX: 404-876-3913

                               INDEPENDENT AUDITORS' REPORT
                               -----------------------------

To the Partners
Royston Elderly Housing, L.P.

We have audited the accompanying balance sheets of ROYSTON ELDERLY HOUSING, L.P. (USDA Rural Development Case No. 10-059-582088484), a limited partnership, as of December 31, 2003 and 2002, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America, the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States, and the Audit Program issued in December 1989 by the Rural Development Services Office of the U.S. Department of Agriculture, formerly known as the Farmers Home Administration. Those standards and the Audit Program require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ROYSTON ELDERLY HOUSING, L.P. as of December 31, 2003 and 2002, and the results of its operations, its changes in partners' equity (deficit), and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 16, 2004, on our consideration of ROYSTON ELDERLY HOUSING, L.P.'s internal control and our report dated February 16, 2004, on its compliance with laws and regulations applicable to the financial statements. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 12 - 15 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Habif, Arogeti & Wynne, LLP
Certified Public Accountants

Atlanta, Georgia
February 16, 2004

Leavitt, Christensen & Co., PLLC
13965 W. Chinden Blvd., Suite 200C
Boise, ID 83713
PHONE: 208-287-5353
FAX: 208-287-5358

                                INDEPENDENT AUDITORS' REPORT
                                -----------------------------

Managing General Partner
Heritage Park Associates Limited Partnership
Boise, Idaho

We have audited the accompanying balance sheets of Heritage Park Associates Limited Partnership, as of December 31, 2003 and 2002, and the related statements of operations, partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heritage Park Associates Limited Partnership as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 22, 2004 on our consideration of Heritage Park Associates Limited Partnership's internal control and on its compliance with laws and regulations. This report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Leavitt, Christensen & Co., PLLC
Certified Public Accountants

January 22, 2004

Bob T. Robinson
2084 Dunbarton Drive
Jackson, MS 39216
PHONE: 601-982-3875
FAX: 601-982-3876

                               INDEPENDENT AUDITORS' REPORT
                               -----------------------------

To the Partners
Elderly Housing of Pontotoc, L.P.

I have audited the accompanying balance sheet of Elderly Housing of Pontotoc, L.P. (RD Case number 28-058-640818315), as of December 31, 2003 and 2002 and the related statements of income, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Elderly Housing of Pontotoc, L.P. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, I have also issued my report dated February 27, 2004 on my consideration of Elderly Housing of Pontotoc, L.P.'s internal control and on my tests of its compliance with certain provisions of laws, regulations, contracts and grants. This report is an integral part of the audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of my audit.

My audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental information, including separate reports on compliance with laws and regulations and on internal controls, is presented for the purposes of additional analysis and is not a requred part of the financial statements of Elderly Housing of Pontotoc, L.P. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in my opinion, is fairly presented in all material respects in relation to the financial statements taken as a whole.

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

Jackson, Mississippi
February 27, 2004

Donald W. Causey & Associates, P.C.
516 Walnut Street-P.O. Box 775
Gadsden, AL 35902
PHONE: 256-543-3707
FAX:  256-543-9800

                               INDEPENDENT AUDITORS' REPORT
                               -----------------------------

To the Partners
Lakeshore II, Ltd.
Tuskegee, Alabama

We have audited the accompanying balance sheets of Lakeshore II, Ltd., a limited partnership, RHS Project No.: 01-044-631056927 as of December 31, 2003 and 2002, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeshore II, Ltd., RHS Project No.: 01-044-631056927 as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2003 and 2002, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 19, 2004 on our consideration of Lakeshore II, Ltd.'s, internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountants

Gadsden, Alabama
February 19, 2004

Donald W. Causey & Associates, P.C.
516 Walnut Street-P.O. Box 775
Gadsden, AL 35902
PHONE: 256-543-3707
FAX: 256-543-9800

                               INDEPENDENT AUDITORS' REPORT
                               -----------------------------

To the Partners
Skyview Apartments, Ltd.
Troy, Alabama

We have audited the accompanying balance sheets of Skyview Apartments, Ltd., a limited partnership, RHS Project No.: 01-055-631086473 as of December 31, 2003 and 2002, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Skyview Apartments, Ltd., RHS Project No.: 01-055-631086473 as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2003 and 2002, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 6, 2004 on our consideration of Skyview Apartments, Ltd's., internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountants

Gadsden, Alabama
February 6, 2004

Donald W. Causey & Associates, P.C.
516 Walnut Street-P.O. Box 775
Gadsden, AL 35902
PHONE: 256-543-3707
FAX: 256-543-9800

                                INDEPENDENT AUDITORS' REPORT
                                ------------------------------

To the Partners
Meadowview Apartments, Ltd.
Greenville, Alabama

We have audited the accompanying balance sheets of Meadowview Apartments, Ltd., a limited partnership, as of December 31, 2003 and 2002, and the related statement of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meadowview Apartments, Ltd., as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Donald W. Causey and Associates, P.C.
Certified Public Accountant

Gadsden, Alabama
February 23, 2004

Donald W. Causey & Associates, P.C.
516 Walnut Street-P.O. Box 775
Gadsden, AL 35902
PHONE: 256-543-3707
FAX: 256-543-9800

                                 INDEPENDENT AUDITORS' REPORT
                                 -----------------------------

To the Partners
Applegate Apartments, Ltd.
Florence, Alabama

We have audited the accompanying balance sheets of Applegate Apartments, Ltd., a limited partnership, as of December 31, 2003 and 2002, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Applegate Apartments, Ltd., as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountants

Gadsden, Alabama
February 17, 2004

Donald W. Causey & Associates, P.C.
516 Walnut Street-P.O. Box 775
Gadsden, AL 35902
PHONE: 256-543-3707
FAX: 256-543-9800

                               INDEPENDENT AUDITORS' REPORT
                               -----------------------------

To the Partners
Heatherwood Apartments, Ltd.
Alexander City, Alabama

We have audited the accompanying balance sheets of Heatherwood Apartments, Ltd., a limited partnership, as of December 31, 2003 and 2002, and the related statement of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heatherwood Apartments, Ltd., as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountants

Gadsden, Alabama
February 12, 2004

Turk & Giles, CPAs, P.C.
2026 Connecticut-P.O. Box 3766
Joplin, MO 64803
PHONE: 417-623-8666
FAX: 417-623-4075

                                 INDEPENDENT AUDITORS' REPORT
                                 ------------------------------

To the Partners
Galena Seniors, L.P.
Joplin, Missouri 64804

We have audited the accompanying balance sheets of Galena Seniors, L.P. (a limited partnership) as of December 31, 2003 and 2002, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galena Seniors L.P. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 19, 2004 on our consideration of Galena Seniors, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, and contracts. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

February 19, 2004

Turk & Giles, CPAs, P.C.
2026 Connecticut-P.O. Box 3766
Joplin, MO 64803
PHONE: 417-623-8666
FAX: 417-623-4075

                              INDEPENDENT AUDITORS' REPORT
                              -----------------------------

To the Partners
Purdy Apartments, L.P.
Joplin, Missouri 64804

We have audited the accompanying balance sheets of Purdy Apartments L.P. (a limited partnership) as of December 31, 2003 and 2002, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Purdy Apartments, L.P. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 19, 2004 on our consideration of Purdy Apartments, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, and contracts. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audits.

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

/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

February 19, 2004

Turk & Giles, CPAs, P.C.
2026 Connecticut-P.O. Box 3766
Joplin, MO 64803
PHONE: 417-623-8666
FAX: 417-623-4075

                              INDEPENDENT AUDITORS' REPORT
                              -----------------------------

To the Partners
Aurora Seniors, L.P.
Joplin, Missouri 64804

We have audited the accompanying balance sheets of Aurora Seniors, L.P. (a limited partnership) as of December 31, 2003 and 2002, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aurora Seniors L.P. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 19, 2004 on our consideration of Aurora Seniors, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, and contracts. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

February 19, 2004

Turk & Giles, CPAs, P.C.
2025 Connecticut-P.O. Box 3766
Joplin, MO 64803
PHONE: 417-623-8666
FAX: 417-623-4075

                               INDEPENDENT AUDITORS' REPORT
                               ----------------------------

To the Partners
Baxter Springs Seniors, L.P.
Joplin, Missouri 64804

We have audited the accompanying balance sheets of Baxter Springs Seniors, L.P. (a limited partnership) as of December 31, 2003 and 2002, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Baxter Springs Seniors L.P. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 19, 2004 on our consideration of Baxter Springs Seniors, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, and contracts. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

February 19, 2004

Turk & Giles, CPAs, P.C.
2026 Connecticut-P.O. Box 3766
Joplin, MO 64803
PHONE: 417-623-8666
FAX: 417-623-4075

                           INDEPENDENT AUDITORS' REPORT
                           -----------------------------

To the Partners
Marionville Seniors, L.P.
Joplin, Missouri 64804

We have audited the accompanying balance sheets of Marionville Seniors, L.P. (a limited partnership) as of December 31, 2003 and 2002, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in GOVERNMENT AUDITING STANDARDS issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marionville Seniors, L.P. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 19, 2004 on our consideration of Marionville Seniors, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations and contracts. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audits.

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

/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

February 19, 2004

Doubet and Gordon CPAs, LLP
603 West Cherokee Street
Wagoner, OK 74467
PHONE: 918-485-8085
FAX: 918-485-3092

                                INDEPENDENT AUDITORS' REPORT
                                -----------------------------

To the Partners
of Cavalry Crossing:

We have audited the accompanying balance sheets of Cavalry Crossing (a Kansas Limited Partnership) as of December 31, 2003 and 2002 and the related statement of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cavalry Crossing as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with Government Auditing Standards, we have also issued a report dated March 15, 2004 on our consideration of Cavalry Crossing's compliance and on internal control over financial reporting. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Doubet and Gordon CPAs, LLP
Certified Public Accountants
Wagoner, OK 74467
March 15, 2004

Doubet and Gordon CPAs, LLP
603 West Cherokee Street
Wagoner, OK 74467
PHONE: 918-485-8085
FAX: 918-485-3092

                            INDEPENDENT AUDITORS' REPORT
                            ---------------------------

To the Partners
of Sycamore Landing:

We have audited the accompanying balance sheet of Sycamore Landing (a Kansas Limited Partnership) as of December 31, 2003 and 2002 and the related statement of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sycamore Landing as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with Government Auditing Standards, we have also issued a report dated March 23, 2004 on our consideration of Sycamore Landing's compliance and on internal control over financial reporting. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Doubet and Gordon CPAs, LLP
Certified Public Accountant
Wagoner, OK 74467
March 23, 2004

Doubet and Gordon CPAs, LLP
603 West Cherokee Street
Wagoner, OK 74467
PHONE: 918-485-8085
FAX: 918-485-3092

                              INDEPENDENT AUDITORS' REPORT
                              -----------------------------

To the Partners of
Parsons Village:

We have audited the accompanying balance sheet of Parsons Village (a Kansas Limited Partnership) as of December 31, 2003 and 2002 and the related statement of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parsons Village as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with Government Auditing Standards, we have also issued a report dated March 20, 2004 on our consideration of Parsons Village's compliance and on internal control over financial reporting. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Doubet and Gordon CPAs, LLP
Certified Public Accountant
Wagoner, OK 74467
March 20, 2004

David G. Pelliccione, C.P.A., P.C.
329 Commercial Drive, Suite 120
Savannah, GA 31406
PHONE: 912-354-2334
FAX: 912-354-2443

                            INDEPENDENT AUDITORS' REPORT
                            -----------------------------

To The Partners
Brookstone Apartments, L.P.

We have audited the accompanying balance sheet of BROOKSTONE APARTMENTS, L.P., as of December 31, 2003 and 2002 and the related statements of operation, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of The Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BROOKSTONE APARTMENTS, L.P. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles of the United States.

In accordance with Government Auditing Standards, we have also issued our report dated February 26, 2004, on our consideration of BROOKSTONE APARTMENTS, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ David G. Pelliccione, C.P.A., P.C.
Certified Public Accountants
Savannah, Georgia
February 26, 2004

David G. Pelliccione, C.P.A., P.C.
329 Commercial Drive, Suite 120
Savannah, GA 31406
PHONE: 912-354-2334
FAX: 912-354-2443

                                INDEPENDENT AUDITORS' REPORT
                                -----------------------------

To The Partners
Brooks Hollow Apartments, L.P.

We have audited the accompanying balance sheet of BROOKS HOLLOW APARTMENTS, L.P., as of December 31, 2003 and 2002 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of The Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BROOKS HOLLOW APARTMENTS, L.P., as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles of the United States.

In accordance with Government Auditing Standards, we have also issued our report dated February 26, 2004, on our consideration of BROOKS HOLLOW APARTMENTS, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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
February 26, 2004

Fentress, Brown, CPAs & Associates, LLC
8001 Ravines Edge Court, Suite 112
Columbus, OH 43235-5423
PHONE: 614-825-0011
FAX: 614-825-0014

                           INDEPENDENT AUDITORS' REPORT
                           -----------------------------

To the Partners of                                 Rural Housing Service
Morningside Villa Limited Partnership              Servicing Office
DBA Morningside Villa Apartments                   Findlay, Ohio
Mansfield, Ohio

We have audited the accompanying balance sheets of Morningside Villa Limited Partnership (a limited partnership), DBA Morningside Villa Apartments, Case No.
41-033-341704593, as of December 31, 2003 and 2002, and the related statements of income, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Morningside Villa Limited Partnership, DBA Morningside Villa Apartments, Case No. 41-033-341704593, at December 31, 2003 and 2002, and the results of its operations, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program," issued in December 1989, we have also issued a report dated January 30, 2004, on our consideration of Morningside Villa Limited Partnership's internal control and on compliance with specific requirements applicable to Rural Housing Service Programs. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Fentress, Brown, CPAs & Associates, LLC
Certified Public Accountants
Columbus, Ohio
January 30, 2004

Fentress, Brown, CPAs & Associates, LLC
8001 Ravines Edge Court, Suite 112
Columbus, OH 43235-5423
PHONE: 614-825-0011
FAX:  614-825-0014

                             INDEPENDENT AUDITORS' REPORT
                             -----------------------------

To the Partners of                                     Rural Housing Service
Kenton Apartments Company Limited Partnership          Servicing Office
DBA Springbrook Commons                                Findlay, Ohio
Mansfield, Ohio

We have audited the accompanying balance sheets of Kenton Apartments Company Limited Partnership (a limited partnership), DBA Springbrook Commons, Case No. 41-033-0382999141, as of December 31, 2003 and 2002, and the related statements of income, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kenton Apartments Company Limited Partnership, DBA Springbrook Commons, Case No. 41-033-0382999141, at December 31, 2003 and 2002, and the results of its operations, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program," issued in December 1989, we have also issued a report dated January 30, 2004, on our consideration of Kenton Apartments Company Limited Partnership's internal control and on compliance with specific requirements applicable to Rural Housing Service Programs. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Fentress, Brown, CPAs & Associates, LLC
Certified Public Accountants
Columbus, Ohio
January 30, 2004

Bernard Robinson & Company, LLP
109 Muirs Chapel Rd.-P.O. Box 19608
Greensboro, NC 27419-9608
PHONE: 336-294-4494
FAX: 336-547-0840

                                   INDEPENDENT AUDITORS' REPORT
                                   -----------------------------

To the Partners
Lovingston Ridge, L.P.
Charlotte, North Carolina

We have audited the accompanying balance sheets of Lovingston Ridge, L.P. (A Virginia Limited Partnership) as of December 31, 2003 and 2002, and the related statements of operations, partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lovingston Ridge, L.P. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 31, 2004, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

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

January 31, 2004

Miller & Rose, P.A.
1309 E. Race Avenue
Searcy, AR 72143
PHONE: 501-268-8356
FAX: 501-268-9362

                                INDEPENDENT AUDITORS' REPORT
                                ----------------------------

Partners
Cardinal Apartments, An Arkansas Limited Partnership
D/B/A Cardinal Apartments
351 E. 4th Street
Mountain Home, AR 72653

We have audited the accompanying financial statements of Cardinal Apartments, An Arkansas Limited Partnership D/B/A Cardinal Apartments as of December 31, 2003 and 2002, and for the years then ended, as listed in the table of contents. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cardinal Apartments, An Arkansas Limited Partnership, D/B/A Cardinal Apartments as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Miller & Rose, P.A.
Certified Public Accountants

February 12, 2004

Item 9. Changes in and disagreements with Accountants on Accounting and Financial         Disclosures

    None.

Item 9a. Controls and Procedures

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

    Neither of the General Partners own any units of the outstanding securities of Gateway as of March 31, 2004. Ronald M. Diner, President of Raymond James Tax Credit Funds, Inc. owns 5 units of Series 7. None of the other directors and officers own any units of the outstanding securities of Gateway as of March 31, 2004.

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

   For the periods ended March 31, 2004, 2003, and 2002 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

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
	2004 ----	2003 ----	2002 ----
Series 7	$ 87,649	$ 87,082	$ 87,394
Series 8	90,313	90,730	91,032
Series 9	49,711	49,865	50,027
Series 10	33,890	34,013	34,115
Series 11	28,254 --------	28,518 --------	28,770 ---------
Total	$288,917 ========	$290,208 ========	$ 291,338 =========

   General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statement of Operations.
	2004 ----	2003 ----	2002 ----
Series 7	$ 56,842	$ 32,765	$ 20,917
Series 8	62,671	36,127	23,062
Series 9	34,979	20,164	12,872
Series 10	21,863	12,601	8,045
Series 11	17,491 --------	10,081 --------	6,436 ---------
Total	$193,846 ========	$111,738 ========	$ 71,332 =========

Item 14. Principal Accounting Fees & Services

  The aggregate fees billed by the Partnership's principal accounting firm, Spence, Marston, Bunch, Morris and Co., for professional services rendered for the audit of the annual financial statements and review of financial statements included in the Partnerships quarterly reports on Form 10-Q for the years ended March 31, 2004 and 2003 were $24,925 and $24,500, respectively.

  Tax - During fiscal 2004 and 2003, Spence, Marston, Bunch, Morris & Co. was engaged to prepare the Partnership's federal tax return, for which they billed $6,500 for each year.

  Other Fees - The Company's Audit Committee Charter requires that the Committee approve the engagement of the principal auditing firm prior to the rendering of any audit or non-audit services. During fiscal 2004, 100% of the audit related and other fees and 100% of the tax fees were pre-approved by the Audit Committee.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

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
AS OF DECEMBER 31, 2003

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

573,658

753,074

2,002,753

1,301,749

797,279

791,129

1,185,003

1,386,877

782,989

760,130

1,192,166

665,636

824,815

732,774

1,413,405

661,336

668,046

1,084,318

813,531

1,197,100

717,145

1,025,951

1,444,096

1,208,798

906,202

1,180,703

343,002

724,300

1,231,133

1,169,296

1,404,513

781,160

755,526

506,202

770,483

670,649

670,238

768,137

136,933

------------
$36,002,235
============

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2003
SERIES 7 Apartment Properties	Cost At Acquisition --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Net Improvements Capitalized Subsequent to Acquisition ---------------

Nottingham

Cedar Hollow

Sunrise

Mountain City

Burbank

Washington

BrookStone

Tazewell

N. Irvine

Horton

Manchester

Waynesboro

Lakeland II

Mt. Vernon

Meadow Run

Spring Creek II

Warm Springs

Blue Ridge

Walnut

Pioneer

Dilley

Elsa

Clinch View

Jamestown

Leander

Louisa Sr.

Orchard Commons

Vardaman

Heritage Park

BrooksHollow

Cavalry Crossing

Carson City

Matteson

Pembroke

Robynwood

Atoka

Coalgate

Hill Creek

Cardinal

21,070

25,000

30,000

67,000

25,000

30,000

45,000

75,000

27,600

15,615

40,000

45,310

30,000

19,500

20,000

40,000

45,000

0

20,000

30,000

30,000

40,000

99,000

53,800

46,000

90,000

28,789

15,000

199,000

67,155

82,300

86,422

28,438

22,000

35,000

16,000

22,500

29,337

24,207

695,113

889,355

837,000

1,345,826

595,780

401,435

176,183

834,811

696,407

641,460

243,179

107,860

149,453

156,335

241,802

117,323

196,691

234,193

112,079

1,092,918

847,755

1,286,910

409,447

436,875

1,063,200

449,409

452,556

93,877

1,243,700

183,029

894,246

354,778

556,314

190,283

315,110

819,334

806,005

622,291

650,852

7,347

62,536

1,698,272

226,822

410,925

552,754

1,241,162

824,204

297,889

275,465

1,192,561

663,154

830,194

724,691

1,483,038

651,152

580,276

1,104,950

901,022

327,090

12,647

13,817

1,313,712

1,046,310

48,629

979,128

(1,684)

808,691

179,100

1,190,428

837,520

518,232

363,747

411,021

661,574

0

0

338,154

106,925

	-----------	------------	------------
	$ 1,666,043	$21,441,174	$22,883,455
	===========	============	============

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2003
SERIES 7 Apartment Properties	Gross Amount At Which Carried At December 31, 2003 --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Total -----

Nottingham

Cedar Hollow

Sunrise

Mountain City

Burbank

Washington

BrookStone

Tazewell

N. Irvine

Horton

Manchester

Waynesboro

Lakeland II

Mt. Vernon

Meadow Run

Spring Creek II

Warm Springs

Blue Ridge

Walnut

Pioneer

Dilley

Elsa

Clinch View

Jamestown

Leander

Louisa Sr.

Orchard Commons

Vardaman

Heritage Park

BrooksHollow

Cavalry Crossing

Carson City

Matteson

Pembroke

Robynwood

Atoka

Coalgate

Hill Creek

Cardinal

21,070

25,000

30,000

67,000

25,000

30,000

45,000

75,000

27,600

15,615

49,455

34,500

29,600

19,500

40,000

30,000

20,000

0

20,000

123,016

30,000

40,000

99,000

53,800

46,000

90,000

28,789

15,000

199,000

67,000

101,365

40,028

39,000

22,000

35,000

16,000

22,500

29,337

24,207

702,460

951,891

2,535,272

1,572,648

1,006,705

954,189

1,417,345

1,659,015

994,296

916,925

1,426,285

781,824

980,047

881,026

1,704,840

778,475

801,967

1,339,143

1,013,101

1,326,992

860,402

1,300,727

1,723,159

1,483,185

1,111,829

1,428,537

450,872

902,568

1,422,800

1,373,612

1,712,701

919,404

909,499

601,304

976,684

819,334

806,005

960,445

757,777

723,530

976,891

2,565,272

1,639,648

1,031,705

984,189

1,462,345

1,734,015

1,021,896

932,540

1,475,740

816,324

1,009,647

900,526

1,744,840

808,475

821,967

1,339,143

1,033,101

1,450,008

890,402

1,340,727

1,822,159

1,536,985

1,157,829

1,518,537

479,661

917,568

1,621,800

1,440,612

1,814,066

959,432

948,499

623,304

1,011,684

835,334

828,505

989,782

781,984

	-----------	------------	------------
	$ 1,725,382	$44,265,290	$45,990,672
	===========	============	============

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2003
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

Atoka

Coalgate

Hill Creek

Cardinal

217,677

302,768

1,003,900

674,092

351,544

389,491

523,642

696,553

290,640

414,912

501,103

286,577

366,480

303,333

619,942

284,321

300,834

515,080

325,959

422,572

198,683

354,460

705,658

614,488

460,371

429,335

143,972

257,000

613,105

495,647

512,704

383,371

390,632

183,351

290,590

363,556

363,813

337,872

176,543

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
$16,066,571
===========

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2003
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

Russellville, KY

Tuskegee, AL

Cottondale, FL

16 24 24 24 24 32 24 36 24 24 28 16 24 24 24 24 25 24 16 16 32 16 29 44 44 33 20 34 24 24 46 64 36 30 16 24 32 36 41 24 24 36 25

454,912

602,502

631,310

716,983

651,480

1,026,605

795,101

1,081,003

545,480

740,445

720,321

423,719

747,432

728,431

676,920

705,852

881,295

736,355

586,044

603,201

964,621

932,986

757,091

1,234,317

1,451,662

1,089,761

648,810

1,137,096

677,215

822,536

1,416,413

2,207,271

1,093,145

1,226,536

517,849

888,564

947,227

1,093,632

1,356,313

752,496

778,384

1,143,148

757,401

------------
$37,949,865
============

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2003
SERIES 8	Cost At Acquisition --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Net Improvements Capitalized Subsequent to Acquisition ----------------

Purdy

Galena

Antlers 2

Holdenville

Wetumka

Mariners Cove

Mariners Cove Sr.

Antlers

Bentonville

Deerpoint

Aurora

Baxter

Arbor Gate

Timber Ridge

Concordia Sr.

Mountainburg

Lincoln

Fox Ridge

Meadow View

Sheridan

Morningside

Grand Isle

Meadowview

Taylor

Brookwood

Pleasant Valley

Reelfoot

River Rest

Kirskville

Cimmaron

Kenton

Lovingston

Pontotoc

So. Brenchley

Hustonville

Northpoint

Brooks Field

Brooks Lane

Brooks Point

Brooks Run

Logan Heights

Lakeshore 2

Cottondale

64,823

19,200

26,000

15,000

19,977

117,192

72,252

50,529

15,220

33,250

164,350

13,800

43,218

15,145

65,000

20,000

121,000

35,000

29,000

20,100

31,163

20,000

40,000

105,335

28,148

56,269

13,000

50,750

50,000

18,000

61,699

178,985

40,500

99,658

20,000

140,000

45,762

57,500

108,000

50,000

24,600

45,000

36,000

493,596

362,505

761,859

877,598

792,876

1,134,974

901,745

1,270,510

743,269

912,974

716,471

418,296

873,748

879,334

776,131

863,990

933,872

867,785

686,959

373,018

1,152,691

1,180,210

954,717

1,185,923

1,780,090

1,288,452

118,127

431,259

188,140

611,963

785,703

2,215,782

312,296

492,781

672,270

942,599

113,295

123,401

135,053

158,025

422,778

273,501

911,975

28,108

405,650

0

0

0

52,227

40,872

0

0

(13,750)

31,591

124,247

25,020

15,834

(14,742)

0

70,017

0

11,808

384,278

5,963

(31,773)

0

238,534

3,952

13,379

698,721

922,530

593,352

498,880

934,357

333,152

987,308

971,128

5,425

5,680

1,017,035

1,174,838

1,416,126

717,850

504,352

1,106,260

344

	-----------	------------	------------
	$ 2,280,425	$32,092,541	$13,278,553
	===========	============	============

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2003

SERIES 8
Gross Amount At Which Carried At December 31, 2003 --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Total -----

Purdy

Galena

Antlers 2

Holdenville

Wetumka

Mariners Cove

Mariners Cove Sr.

Antlers

Bentonville

Deerpoint

Aurora

Baxter

Arbor Gate

Timber Ridge

Concordia Sr.

Mountainburg

Lincoln

Fox Ridge

Meadow View

Sheridan

Morningside

Grand Isle

Meadowview

Taylor

Brookwood

Pleasant Valley

Reelfoot

River Rest

Kirskville

Cimmaron

Kenton

Lovingston

Pontotoc

So. Brenchley

Hustonville

Northpoint

Brooks Field

Brooks Lane

Brooks Point

Brooks Run

Logan Heights

Lakeshore 2

Cottondale

12,200

19,200

26,000

15,000

19,977

64,000

46,216

50,529

15,220

19,500

35,000

14,845

43,218

15,145

65,000

20,000

121,000

35,000

18,000

20,100

31,163

20,000

40,000

105,334

28,148

56,269

13,827

52,062

50,000

6,000

61,699

171,772

40,500

99,658

20,000

140,000

45,761

57,500

108,000

50,366

24,600

45,000

36,000

574,327

768,155

761,859

877,598

792,876

1,240,393

968,653

1,270,510

743,269

912,974

877,412

541,498

898,768

895,168

761,389

863,990

1,003,889

867,785

709,767

757,296

1,158,654

1,148,437

954,717

1,424,458

1,784,042

1,301,831

816,021

1,352,477

781,492

1,122,843

1,720,060

2,556,147

1,299,604

1,463,909

677,695

948,279

1,130,331

1,298,239

1,551,179

875,509

927,130

1,379,761

912,319

586,527

787,355

787,859

892,598

812,853

1,304,393

1,014,869

1,321,039

758,489

932,474

912,412

556,343

941,986

910,313

826,389

883,990

1,124,889

902,785

727,767

777,396

1,189,817

1,168,437

994,717

1,529,792

1,812,190

1,358,100

829,848

1,404,539

831,492

1,128,843

1,781,759

2,727,919

1,340,104

1,563,567

697,695

1,088,279

1,176,092

1,355,739

1,659,179

925,875

951,730

1,424,761

948,319

	-----------	------------	------------
	$ 1,978,809	$45,672,710	$47,651,519
	===========	============	============

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2003
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

Brooks Run

Logan Heights

Lakeshore 2

Cottondale

277,900

337,981

338,439

375,880

341,631

509,501

392,750

552,688

344,160

223,066

396,383

228,993

248,918

253,728

322,232

369,357

390,014

203,998

254,876

226,006

384,630

479,952

400,982

296,046

671,302

499,985

292,511

486,847

309,802

427,380

539,151

1,007,867

306,589

560,497

186,044

267,104

380,018

436,918

511,955

302,333

355,967

323,902

302,312

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
$16,318,595
===========

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2003
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

Ragland, AL

Emporium, PA

Manchester, GA

24 24 16 24 42 36 24 24 20 24 24 24 36 40 24 24 24 24 24 24 24 24 32 18

646,204

613,141

461,865

735,107

1,446,384

1,124,765

915,024

946,637

559,090

720,953

819,002

782,632

1,125,202

1,403,616

785,208

727,570

795,557

617,812

791,545

650,556

765,197

769,846

1,353,872

586,008

------------
$20,142,793
============

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2003
SERIES 9 Apartment Properties	Cost At Acquisition --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Net Improvements Capitalized Subsequent to Acquisition ---------------

Jay

Boxwood

Stilwell 3

Arbor Trace

Arbor Trace 2

Omega

Cornell 2

Elm Creek

Marionville

Lamar

Mt. Glen

Centreville

Skyview

Sycamore

Bradford

Cedar Lane

Stanton

Abernathy

Pembroke

Meadowview

Town Branch

Fox Run

Maple Street

Manchester

	30,000 22,273 15,567 62,500 100,000 35,000 29,155 71,360 24,900 18,000 23,500 36,000 120,000 64,408 66,000 49,750 41,584 30,000 43,000 46,270 21,000 47,467 85,000 24,100	103,524 718,529 82,347 185,273 361,210 188,863 576,296 233,390 409,497 202,240 480,064 220,952 220,161 415,748 285,025 952,314 959,574 751,898 955,687 1,086,351 942,114 919,296 1,178,856 711,035	677,073 30,137 489,218 670,585 1,345,224 1,183,441 580,545 900,126 280,395 684,085 572,004 723,071 1,076,736 1,357,014 704,607 5,958 0 0 7,608 4,292 21,296 9,668 448,225 2,700
	-----------	------------	------------
	$1,106,834	$13,140,244	$11,774,008
	===========	============	============

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2003
SERIES 9 Apartment Properties	Gross Amount At Which Carried At December 31, 2003 --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Total -----

Jay

Boxwood

Stilwell 3

Arbor Trace

Arbor Trace 2

Omega

Cornell 2

Elm Creek

Marionville

Lamar

Mt. Glen

Centreville

Skyview

Sycamore

Bradford

Cedar Lane

Stanton

Abernathy

Pembroke

Meadowview

Town Branch

Fox Run

Maple Sreet

Manchester

25,000 22,273 10,000 62,500 100,000 35,000 29,155 71,360 25,000 18,000 23,500 36,000 120,000 64,600 66,000 49,750 41,584 30,000 43,000 46,270 21,000 47,467 85,000 27,200

785,597

748,666

577,132

855,858

1,706,434

1,372,304

1,156,841

1,133,516

689,792

886,325

1,052,068

944,023

1,296,897

1,772,570

989,632

958,272

959,574

751,898

963,295

1,090,643

963,410

928,964

1,627,081

710,635

810,597

770,939

587,132

918,358

1,806,434

1,407,304

1,185,996

1,204,876

714,792

904,325

1,075,568

980,023

1,416,897

1,837,170

1,055,632

1,008,022

1,001,158

781,898

1,006,295

1,136,913

984,410

976,431

1,712,081

737,835

	-----------	------------	------------
	$1,099,659	$24,921,427	$26,021,086
	===========	============	============

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III -REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2003
SERIES 9 Apartment Properties Partnership -----------	Accumulated Depreciation -------------	Depreciable Life -----------

Jay

Boxwood

Stilwell 3

Arbor Trace

Arbor Trace 2

Omega

Cornell 2

Elm Creek

Marionville

Lamar

Mt. Glen

Centreville

Skyview

Sycamore

Bradford

Cedar Lane

Stanton

Abernathy

Pembroke

Meadowview

Town Branch

Fox Run

Maple Street

Manchester

316,414 318,541 234,080 267,510 532,742 438,724 461,722 451,353 298,290 364,117 412,590 371,503 310,939 438,669 271,459 280,294 280,959 312,639 267,459 253,162 248,857 319,343 408,506 228,993

5.0-25.0

5.0-25.0

5.0-25.0

10.0-30.0

10.0-30.0

5.0-50.0

5.0-30.0

5.0-27.5

7.0-27.5

5.0-25.0

7.0-27.5

5.0-40.0

5.0-40.0

12.0-40.0

5.0-40.0

5.0-40.0

5.0-40.0

5.0-25.0

7.0-40.0

5.0-40.0

7.0-40.0

7.0-27.5

7.0-40.0

5.0-27.5

-----------
$ 8,088,865
===========

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2003
SERIES 10 Apartment Properties Partnership -----------	Location --------	# of Units ----------	Mortgage Loan Balance ------------
Redstone Albany Oak Terrace Wellshill Applegate Heatherwood Peachtree Donna Wellsville Tecumseh Clay City Irvine West New Castle Stigler Courtyard	Challis, ID Albany, KY Bonifay, FL West Liberty, KY Florence, AL Alexander City, AL Gaffney, SC Donna, TX Wellsville, NY Tecumseh, NE Clay City, KY Irvine, KY New Castle, KY Stigler, OK Huron, SD	24 24 18 32 36 36 28 50 24 24 24 24 24 20 21	836,894 769,066 537,867 1,073,458 1,114,105 888,558 994,239 1,411,334 1,043,091 860,016 805,372 802,914 798,461 588,202 638,260
------------
$13,161,837
============
Cost At Acquisition --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Net Improvements Capitalized Subsequent to Acquisition ----------------
Redstone Albany Oak Terrace Wellshill Applegate Heatherwood Peachtree Donna Wellsville Tecumseh Clay City Irvine West New Castle Stigler Courtyard	24,000 39,500 27,200 75,000 125,000 55,000 25,000 112,000 38,000 20,000 22,750 25,000 40,575 24,000 12,000	747,591 990,162 633,284 1,270,844 1,467,675 1,551,679 1,021,466 1,661,889 1,286,389 1,038,151 998,334 1,060,585 971,520 730,056 465,936	373,560 12,867 4,024 5,100 255,017 12,196 46,330 4,778 32,253 36,816 15,984 5,256 11,511 0 297,201
	-------	------------	------------
	$665,025	$15,895,561	$ 1,112,893
	========	============	============

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2003
SERIES 10 Apartment Properties	Gross Amount At Which Carried At December 31, 2003 --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Total -----
Redstone Albany Oak Terrace Wellshill Applegate Heatherwood Peachtree Donna Wellsville Tecumseh Clay City Irvine West New Castle Stigler Courtyard	7,600 39,500 27,200 75,000 125,000 55,000 25,000 112,000 38,000 20,000 22,750 25,000 40,575 24,000 12,000	1,137,551 1,003,029 637,308 1,275,944 1,722,692 1,563,875 1,067,796 1,666,667 1,318,642 1,074,967 1,014,318 1,065,841 983,031 730,056 763,137	1,145,151 1,042,529 664,508 1,350,944 1,847,692 1,618,875 1,092,796 1,778,667 1,356,642 1,094,967 1,037,068 1,090,841 1,023,606 754,056 775,137
	-----------	------------	------------
	$ 648,625	$17,024,854	$17,673,479
	===========	============	============
Partnership -----------	Accumulated Depreciation ------------	Depreciable Life -----------
Redstone Albany Oak Terrace Wellshill Applegate Heatherwood Peachtree Donna Wellsville Tecumseh Clay City Irvine West New Castle Stigler Courtyard	445,916 293,280 225,999 345,043 398,310 367,556 258,678 330,517 512,557 264,530 255,222 272,688 247,903 187,997 230,508	7.0-27.5 5.0-40.0 5.0-27.5 5.0-40.0 5.0-40.0 5.0-40.0 5.0-40.0 7.0-50.0 7.0-27.5 5.0-50.0 5.0-40.0 5.0-40.0 5.0-40.0 5.0-25.0 5.0-40.0
-----------
$4,636,704
===========

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2003
SERIES 11 Apartment Properties Partnership -----------	Location --------	# of Units ----------	Mortgage Loan Balance -------------
Homestead Mountain Oak Eloy Gila Bend Creekstone Tifton Cass Towne Warsaw Royston Red Bud Cardinal Parsons	Pinetop, AZ Collinsville, AL Eloy, AZ Gila Bend, AZ Dallas, GA Tifton, GA Cartersville, GA Warsaw, VA Royston, GA Mokane, MO Mountain Home, AR Parsons, KS	32 24 24 36 40 36 10 56 25 8 32 38	1,301,143 676,629 642,449 965,295 797,725 854,623 76,417 2,636,822 737,673 237,050 89,336 1,084,563
------------
$10,099,725
============
Cost At Acquisition --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Net Improvements Capitalized Subsequent to Acquisition ---------------
Homestead Mountain Oak Eloy Gila Bend Creekstone Tifton Cass Towne Warsaw Royston Red Bud Cardinal Parsons	126,000 30,000 12,000 18,000 130,625 17,600 22,690 146,800 36,000 5,500 15,793 45,188	1,628,502 473,033 882,913 945,233 170,655 192,853 301,458 3,200,738 785,602 295,617 424,616 953,512	55,630 385,760 93,924 396,017 1,707,324 1,496,433 4,520 13,088 114,923 447 69,758 372,890
	-----------	------------	------------
	$606,196	$10,254,732	$4,710,714
	===========	============	============

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2003
SERIES 11 Apartment Properties	Gross Amount At Which Carried At December 31, 2003 --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Total -----
Homestead Mountain Oak Eloy Gila Bend Creekstone Tifton Cass Towne Warsaw Royston Red Bud Cardinal Parsons	126,000 30,000 12,000 18,000 130,650 17,327 22,690 146,800 36,000 5,500 15,793 38,437	1,684,132 858,793 976,837 1,341,250 1,877,954 1,689,559 305,978 3,213,826 900,525 296,064 494,374 1,333,153	1,810,132 888,793 988,837 1,359,250 2,008,604 1,706,886 328,668 3,360,626 936,525 301,564 510,167 1,371,590
	-----------	------------	------------
	$ 599,197	$14,972,445	$15,571,642
	===========	============	============
Partnership -----------	Accumulated Depreciation ------------	Depreciable Life ------------
Homestead Mountain Oak Eloy Gila Bend Creekstone Tifton Cass Towne Warsaw Royston Red Bud Cardinal Parsons	429,427 297,496 354,660 484,997 560,537 344,948 73,448 1,015,332 273,052 63,188 115,176 289,866	5.0-40.0 5.0-27.5 5.0-27.5 5.0-40.0 7.0-27.5 5.0-25.0 7.0-27.5 7.0-27.5 7.0-40.0 7.0-40.0 7.0-27.5 12.0-40.0
-----------
$ 4,302,127
===========

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2003
GATEWAY TAX CREDIT FUND III LTD.
NOTES TO SCHEDULE III

SERIES 7
Balance at beginning of period -
December 31, 2002
 Additions during period:
  Acquisitions through foreclosure
  Other acquisitions
  Improvements, etc.
  Other

 Deductions during period:
  Cost of real estate sold

	$ 0 415,990 (115,716) 0 --------- 5,134 ---------	$45,685,264 300,274 5,134 -----------
Balance at end of period - December 31, 2003		$45,990,672 ============
Reconciliation of Accumulated Depreciation current year changes: Balance at beginning of period - December 31, 2002 Current year expense Less Accumulated Depreciation of real estate sold		$14,581,914 1,489,791 (5,134) -----------
Balance at end of period - December 31, 2003		$16,066,571 ============

SCHEDULE III -REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2003
GATEWAY TAX CREDIT FUND III LTD.
NOTES TO SCHEDULE III

Series 8
Balance at beginning of period -
December 31, 2002
 Additions during period:
  Acquisitions through foreclosure
  Other acquisitions
  Improvements, etc.
  Other

 Deductions during period:
  Cost of real estate sold
  Other

	$ 0 551,470 (441,428) 0 ------- 0 0 -------	$47,541,477 110,042 0 -----------
Balance at end of period - December 31, 2003		$47,651,519 ============
Reconciliation of Accumulated Depreciation current year changes: Balance at beginning of period - December 31, 2002 Current year expense Less Accumulated Depreciation of real estate sold Other		$14,711,554 1,524,883 0 82,158 -----------
Balance at end of period - December 31, 2003		$16,318,595 ============

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2003
GATEWAY TAX CREDIT FUND III LTD.
NOTES TO SCHEDULE III

Series 9
Balance at beginning of period -
December 31, 2002
 Additions during period:
  Acquisitions through foreclosure
  Other acquisitions
  Improvements, etc.
  Other

 Deductions during period:
  Cost of real estate sold
  Other

	$ 0 37,063 0 0 -------- 0 (5) --------	$25,984,028 37,063 (5) -----------
Balance at end of period - December 31, 2003		$26,021,086 ============
Reconciliation of Accumulated Depreciation current year changes: Balance at beginning of period - December 31, 2002 Current year expense Less Accumulated Depreciation of real estate sold Other		7,296,694 792,176 0 (5) -----------
Balance at end of period - December 31, 2003		$ 8,088,865 ============

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2003
GATEWAY TAX CREDIT FUND III LTD.
NOTES TO SCHEDULE III

Series 10
Balance at beginning of period -
December 31, 2002
 Additions during period:
  Acquisitions through foreclosure
  Other acquisitions
  Improvements, etc.
  Other

 Deductions during period:
  Cost of real estate sold
  Other

	$ 0 96,786 (62,866) 0 -------- 2,496 0 --------	$17,637,063 33,920 2,496 ----------
Balance at end of period - December 31, 2003		$17,673,479 ============
Reconciliation of Accumulated Depreciation current year changes: Balance at beginning of period - December 31, 2002 Current year expense Less Accumulated Depreciation of real estate sold Other		$ 4,174,124 465,076 (2,496) 0 -----------
Balance at end of period - December 31, 2003		$ 4,636,704 ============

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2003
GATEWAY TAX CREDIT FUND III LTD.
NOTES TO SCHEDULE III

Series 11
Balance at beginning of period -
December 31, 2002
 Additions during period:
  Acquisitions through foreclosure
  Other acquisitions
  Improvements, etc.
  Other

 Deductions during period:
  Cost of real estate sold
  Other

	$ 0 88,254 (4,695) 0 -------- 11,340 0 --------	$15,476,743 83,559 11,340 -----------
Balance at end of period - December 31, 2003		$15,571,642 ===========
Reconciliation of Accumulated Depreciation current year changes: Balance at beginning of period - December 31, 2002 Current year expense Less Accumulated Depreciation of real estate sold Other		$ 3,784,175 529,292 (11,340) 0 -----------
Balance at end of period - December 31, 2003		$ 4,302,127 ===========

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2003
SERIES 7 PARTNERSHIP -----------	# OF UNITS -----	BALANCE -------	INTEREST RATE --------	MONTHLY DEBT SERVICE -------	TERM (YEARS) ------

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

Coalgate

Hill Creek

Cardinal

18 24 44 40 24 24 40 44 24 24 42 24 30 24 48 24 22 41 24 48 28 40 42 40 36 36 12 24 32 40 40 24 24 16 24 24 24 24 32

573,658

753,074

2,002,753

1,301,749

797,279

791,129

1,185,003

1,386,877

782,989

760,130

1,192,166

665,636

824,815

732,774

1,413,405

661,336

668,046

1,084,318

813,531

1,197,100

717,145

1,025,951

1,444,096

1,208,798

906,202

1,180,703

343,002

724,300

1,231,133

1,169,296

1,404,513

781,160

755,526

506,202

770,483

670,649

670,238

768,137

136,933

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
$36,002,235 ===========

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2003
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

Logan Heights

Lakeshore 2

Cottondale

16 24 24 24 24 32 24 36 24 24 28 16 24 24 24 24 25 24 16 16 32 16 29 44 44 33 20 34 24 24 46 64 36 30 16 24 32 36 41 24 24 36 25

454,912

602,502

631,310

716,983

651,480

1,026,605

795,101

1,081,003

545,480

740,445

720,321

423,719

747,432

728,431

676,920

705,852

881,295

736,355

586,044

603,201

964,621

932,986

757,091

1,234,317

1,451,662

1,089,761

648,810

1,137,096

677,215

822,536

1,416,413

2,207,271

1,093,145

1,226,536

517,849

888,564

947,227

1,093,632

1,356,313

752,496

778,384

1,143,148

757,401

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
$37,949,865 ===========

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2003
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

Fox Run

Maple Street

Manchester

24 24 16 24 42 36 24 24 20 24 24 24 36 40 24 24 24 24 24 24 24 24 32 18

646,204

613,141

461,865

735,107

1,446,384

1,124,765

915,024

946,637

559,090

720,593

819,002

782,632

1,125,202

1,403,616

785,208

727,570

795,557

617,812

791,545

650,556

765,197

769,846

1,353,872

586,008

			7.25% 6.50% 7.25% 7.25% 7.25% 7.25% 7.25% 7.25% 6.50% 7.25% 6.50% 7.25% 7.25% 7.25% 7.03% 6.50% 7.25% 6.50% 7.25% 0.50% 7.25% 6.50% 7.25% 7.25%	4,167 3,666 3,038 4,700 9,235 7,193 5,862 6,060 5,308 4,593 4,797 4,998 7,199 8,979 5,008 4,383 5,120 3,673 5,070 3,006 4,973 4,510 8,632 3,740	50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 20 50 50 50 50
$20,142,793 ===========

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2003
SERIES 10 PARTNERSHIP -----------	# OF UNITS -----	BALANCE -------	INTEREST RATE --------	MONTHLY DEBT SERVICE -------	TERM (YEARS) ------
Redstone Albany Oak Terrace Wellshill Applegate Heatherwood Peachtree Donna Wellsville Tecumseh Clay City Irvine West New Castle Stigler Courtyard	24 24 18 32 36 36 28 50 24 24 24 24 24 20 21	836,894 769,066 537,867 1,073,458 1,114,105 888,558 994,239 1,411,334 1,043,091 860,016 805,372 802,914 798,461 588,202 638,260	6.50% 6.50% 6.50% 7.25% 0.50% 0.50% 7.25% 6.50% 6.50% 7.25% 7.25% 7.25% 7.25% 7.25% 6.50%	4,905 4,570 3,150 6,843 4,937 4,301 6,379 8,252 6,316 5,481 5,158 5,137 5,131 3,764 3,729	50 50 50 50 20 20 50 50 50 50 50 50 50 50 50
$13,161,837 ===========

SERIES 11 PARTNERSHIP -----------	# OF UNITS -----	BALANCE -------	INTEREST RATE --------	MONTHLY DEBT SERVICE -------	TERM (YEARS) ------
Homestead Mountain Oak Eloy Gila Bend Creekstone Tifton Cass Towne Warsaw Royston Red Bud Cardinal Parsons	32 24 24 36 40 36 10 56 25 8 32 38	1,301,143 676,629 642,449 965,295 797,725 854,623 76,417 2,636,822 737,673 237,050 89,336 1,084,563	6.50% 8.00% 6.00% 8.00% 11.00% 0.00% 3.00% 6.50% 6.75% 7.25% 6.50% 8.00%	7,411 2,745 3,460 6,428 5,235 2,077 1,417 15,387 4,414 1,458 1,348 6,243	50 50 50 50 30 42 10 50 50 50 50 50
$10,099,725 ===========

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   GATEWAY TAX CREDIT FUND III, LTD.
                 (A Florida Limited Partnership)
                          By: Raymond James Tax Credit Funds, Inc.

Date: July 13, 2004               By:/s/ Ronald M. Diner
                                  Ronald M. Diner
                                  President

Date: July 13, 2004               By:/s/ Sandra C. Humphreys
                                  Sandra C. Humphreys
                                  Secretary and Treasurer

Date: July 13, 2004               By:/s/ Carol Georges
                                  Carol Georges
                                  Vice President and Director of Accounting

CERTIFICATIONS*

I, Ron Diner, certify that:

1. I have reviewed this annual report on Form 10-K of Gateway Tax Credit Fund III, Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information include in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 13, 2004               By:/s/ Ronald M. Diner
                                  Ronald M. Diner
                                  President

I, Carol Georges, certify that:

1. I have reviewed this annual report on Form 10-K of Gateway Tax Credit Fund III, Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information include in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 13, 2004               By:/s/ Carol Georges
                                  Carol Georges
                                  Vice President and Director of Accounting
                                  Secretary and Treasurer