Form 10-Q
period 2004-06-30
GATEWAY TAX CREDIT FUND III LTD
filed 2004-08-11
CIK 881716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For The Quarterly Period Ended             June 30, 2004

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
     Title of Each Class                              June 30, 2004
Units of Limited Partnership
Interest:  $1,000 per unit                                33,799

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II, 2003 Form 10-K, filed with the
Securities and Exchange Commission on July 13, 2004
Parts III and IV - Form S-11 Registration Statement
and all amendments and supplements thereto
File No. 33-44238

PART I - Financial Information
   Item 1. Financial Statements

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 7	JUNE 30, 2004 ---------- (Unaudited)	MARCH 31, 2004 --------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at June 30, 2004 and March 31, 2004)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  340,706
69,053
-----------
409,759

201,351
1,080,460
-----------
$1,691,570
===========

$   88,464
-----------
88,464
-----------

462,172
-----------

1,220,803
(79,869)
-----------
1,140,934
-----------
$ 1,691,570
===========

$  343,873
67,834
-----------
411,707

197,682
1,127,941
-----------
$1,737,330
===========

$   72,070
-----------
72,070
-----------

453,614
-----------

1,290,808
(79,162)
-----------
1,211,646
-----------
$1,737,330
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 8	JUNE 30, 2004 --------- (Unaudited)	MARCH 31, 2004 -------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities
 Accounts Receivable

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at June 30, 2004 and March 31, 2004)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  366,554
64,362
24,220
-----------
455,136

192,398
495,593
-----------
$1,143,127
===========

$   69,476
-----------
69,476
-----------

566,295
-----------

589,907
(82,551)
-----------
507,356
-----------
$1,143,127
===========

$  373,899
63,292
24,220
-----------
461,411

189,089
512,795
-----------
$1,163,295
===========

$   56,210
-----------
56,210
-----------

553,708
-----------

635,468
(82,091)
-----------
553,377
-----------
$1,163,295
============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 9	JUNE 30, 2004 --------- (Unaudited)	MARCH 31, 2004 -------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities
 Accounts Receivable

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

    Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at June 30, 2004 and March 31, 2004)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  245,435
37,591
0
-----------
283,026

144,546
915,458
-----------
$1,343,030
===========

$   29,074
-----------
29,074
-----------

370,722
-----------

988,638
(45,404)
-----------
943,234
-----------
$1,343,030
===========

$  248,902
37,028
600
-----------
286,530

142,308
967,040
-----------
$1,395,878
===========

$   24,890
-----------
24,890
-----------

360,461
-----------

1,055,258
(44,731)
-----------
1,010,527
-----------
$1,395,878
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 10	JUNE 30, 2004 --------- (Unaudited)	MARCH 31, 2004 -------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

    Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at June 30, 2004 and March 31, 2004)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  245,729
28,045
-----------
273,774

134,848
1,774,304
-----------
$2,182,926
===========

$   40,211
-----------
40,211
-----------

100,748
-----------

2,065,727
(23,760)
-----------
2,041,967
-----------
$2,182,926
===========

$  247,847
27,571
-----------
275,418

132,500
1,815,475
-----------
$2,223,393
===========

$   34,508
-----------
34,508
-----------

96,753
-----------

2,115,390
(23,258)
-----------
2,092,132
-----------
$2,223,393
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 11	JUNE 30, 2004 --------- (Unaudited)	MARCH 31, 2004 -------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at June 30, 2004 and March 31, 2004)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  244,700
32,572
-----------
277,272

152,406
2,758,006
-----------
$3,187,684
===========

$   47,316
-----------
47,316
-----------

916
-----------

3,154,048
(14,596)
-----------
3,139,452
-----------
$3,187,684
===========

$  247,638
31,987
-----------
279,625

149,592
2,799,412
-----------
$3,228,629
===========

$   39,680
-----------
39,680
-----------

806
-----------

3,202,252
(14,109)
-----------
3,188,143
-----------
$3,228,629
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
TOTAL SERIES 7 - 11	JUNE 30, 2004 --------- (Unaudited)	MARCH 31, 2004 -------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities
 Accounts Receivable

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at June 30, 2004 and March 31, 2004)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$ 1,443,124
231,623
24,220
------------
1,698,967

825,549
7,023,821
-----------
$ 9,548,337
===========

$   274,541
-----------
274,541
-----------

1,500,853
-----------

8,019,123
(246,180)
-----------
7,772,943
-----------
$ 9,548,337
===========

$ 1,462,159
227,712
24,820
-----------
1,714,691

811,171
7,222,663
-----------
$ 9,748,525
===========

$   227,358
-----------
227,358
-----------

1,465,342
-----------

8,299,176
(243,351)
-----------
8,055,825
-----------
$ 9,748,525
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
SERIES 7	2004 ----	2003 ----

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

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership
Units

Number of Limited Partnership Units
Outstanding

$    5,201
3,413
-----------
8,614
-----------

21,687

12,538
2,043
1,661
-----------
37,929
-----------

(29,315)
(41,397)
-----------
$  (70,712)
===========

$  (70,005)
(707)
-----------
$  (70,712)
===========

$    (6.73)
===========

10,395
===========

$    6,200
1,746
-----------
7,946
-----------

21,771

20,905
1,812
1,661
-----------
46,149
-----------

(38,203)
(40,000)
-----------
$  (78,203)
===========

$  (77,421)
(782)
-----------
$  (78,203)
===========

$    (7.45)
===========

10,395
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
SERIES 8	2004 ----	2003 ----

Revenues:
 Interest Income
 Other Income

 Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project
 Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited
Partnership Units

Number of Limited Partnership Units
Outstanding

$    4,718
4,521
-----------
9,239
-----------

22,578

13,824
1,656
768
-----------
38,826
-----------

(29,587)
(16,434)
-----------
$   (46,021)
===========

$   (45,561)
(460)
-----------
$   (46,021)
===========

$     (4.57)
===========

9,980
===========

$    5,669
0
-----------
5,669
-----------

22,682

23,048
3,330
768
-----------
49,828
-----------

(44,159)
(20,608)
-----------
$   (64,767)
===========

$   (64,119)
(648)
-----------
$   (64,767)
===========

$     (6.42)
===========

9,980
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
SERIES 9	2004 ----	2003 ----

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

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership
Units

Number of Limited Partnership Units
Outstanding

$    3,027
2,438
-----------
5,465
-----------

12,428

7,716
1,032
771
-----------
21,947
-----------

(16,482)
(50,811)
-----------
$  (67,293)
===========

$  (66,620)
(673)
-----------
$  (67,293)
===========

$   (10.65)
===========

6,254
===========

$    3,507
828
-----------
4,335
-----------

12,466

12,864
1,211
771
-----------
27,312
-----------

(22,977)
(61,035)
-----------
$  (84,012)
===========

$  (83,172)
(840)
-----------
$  (84,012)
===========

$   (13.30)
===========

6,254
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
SERIES 10	2004 ----	2003 ----

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

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership
Units

Number of Limited Partnership Units
Outstanding

$    3,048
1,380
-----------
4,428
-----------

8,472

4,822
880
1,145
-----------
15,319
-----------

(10,891)
(39,274)
-----------
$  (50,165)
===========

$  (49,663)
(502)
-----------
$  (50,165)
===========

$    (9.85)
===========

5,043
===========

$    3,430
0
-----------
3,430
-----------

8,503

8,041
865
1,145
-----------
18,554
-----------

(15,124)
(40,309)
-----------
$  (55,433)
===========

$  (54,879)
(554)
-----------
$  (55,433)
===========

$   (10.88)
===========

5,043
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
SERIES 11	2004 ----	2003 ----

Revenues:
 Interest Income

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project
 Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership
Units

Number of Limited Partnership Units
Outstanding

$    3,625
-----------

7,063

3,858
790
1,683
-----------
13,394
-----------

(9,769)
(38,922)
-----------
$  (48,691)
===========

$  (48,204)
(487)
-----------
$  (48,691)
===========

$    (9.40)
===========

5,127
===========

$    4,058
-----------

7,130

6,433
805
1,683
-----------
16,051
-----------

(11,993)
(22,316)
-----------
$  (34,309)
===========

$  (33,966)
(343)
-----------
$  (34,309)
===========

$    (6.62)
===========

5,127
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
TOTAL SERIES 7 - 11	2004 ----	2003 ----

Revenues:
 Interest Income
 Other Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project
 Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

$   19,619
11,752
-----------
31,371
-----------

72,228

42,758
6,401
6,028
-----------
127,415
-----------

(96,044)
(186,838)
-----------
$ (282,882)
===========

$ (280,053)
(2,829)
-----------
$ (282,882)
===========

$   22,864
2,574
-----------
25,438
-----------

72,552

71,291
8,023
6,028
-----------
157,894
-----------

(132,456)
(184,268)
-----------
$ (316,724)
===========

$ (313,557)
(3,167)
-----------
$ (316,724)
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003:
SERIES 7	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2003 Net Loss Balance at June 30, 2003 Balance at March 31, 2004 Net Loss Balance at June 30, 2004	$ 1,549,556 (77,421) ----------- $ 1,472,135 ============ $ 1,290,808 (70,005) ------------ $ 1,220,803 ============	$ (76,548) (782) ----------- $ (77,330) =========== $ (79,162) (707) ----------- $ (79,869) ===========	$ 1,473,008 (78,203) ----------- $ 1,394,805 ============ $ 1,211,646 (70,712) ----------- $ 1,140,934 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003:
SERIES 8	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2003 Net Loss Balance at June 30, 2003 Balance at March 31, 2004 Net Loss Balance at June 30, 2004	$ 810,146 (64,119) ------------ $ 746,027 ============ $ 635,468 (45,561) ------------ $ 589,907 ============	$ (80,327) (648) ----------- $ (80,975) =========== $ (82,091) (460) ----------- $ (82,551) ===========	$ 729,819 (64,767) ----------- $ 665,052 ============ $ 553,377 (46,021) ----------- $ 507,356 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003:
SERIES 9	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2003 Net Loss Balance at June 30, 2003 Balance at March 31, 2004 Net Loss Balance at June 30, 2004	$ 1,364,080 (83,172) ----------- $ 1,280,908 ============ $ 1,055,258 (66,620) ------------ $ 988,638 ============	$ (41,612) (840) ----------- $ (42,452) ============ $ (44,731) (673) ----------- $ (45,404) ===========	$ 1,322,468 (84,012) ----------- $ 1,238,456 ============ $1,010,527 (67,293) ------------ $ 943,234 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003:
SERIES 10	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2003 Net Loss Balance at June 30, 2003 Balance at March 31, 2004 Net Loss Balance at June 30, 2004	$ 2,341,846 (54,879) ----------- $ 2,286,967 ============ $ 2,115,390 (49,663) ------------ $ 2,065,727 ============	$ (20,971) (554) ----------- $ (21,525) =========== $ (23,258) (502) ----------- $ (23,760) ===========	$ 2,320,875 (55,433) ----------- $ 2,265,442 ============ $ 2,092,132 (50,165) ------------ $ 2,041,967 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003:
SERIES 11	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2003 Net Loss Balance at June 30, 2003 Balance at March 31, 2004 Net Loss Balance at June 30, 2004	$ 3,344,393 (33,966) ------------ $ 3,310,427 ============ $ 3,202,252 (48,204) ------------ $ 3,154,048 ============	$ (12,673) (343) ----------- $ (13,016) =========== $ (14,109) (487) ----------- $ (14,596) ===========	$ 3,331,720 (34,309) ----------- $ 3,297,411 ============ $ 3,188,143 (48,691) ----------- $ 3,139,452 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003:
TOTAL SERIES 7 - 11	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2003 Net Loss Balance at June 30, 2003 Balance at March 31, 2004 Net Loss Balance at June 30, 2004	$ 9,410,021 (313,557) ------------ $ 9,096,464 ============ $ 8,299,176 (280,053) ------------ $ 8,019,123 ============	$ (232,131) (3,167) ----------- $ (235,298) =========== $ (243,351) (2,829) ----------- $ (246,180) ===========	$ 9,177,890 (316,724) ----------- $ 8,861,166 ============ $ 8,055,825 (282,882) ----------- $ 7,772,943 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
SERIES 7 --------	2004 ----	2003 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss to Net
  Cash Used in Operating Activities:
   Amortization
   Accreted Interest Income on Investments
   in Securities
   Equity in Losses of Project Partnerships
   Distribution Included in Other Income
   Changes in Operating Assets and Liabilities:
    Increase in Payable to General Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
 Distributions Received from Project
 Partnerships

     Net Cash Provided by Investing
     Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of
Period

Cash and Cash Equivalents at End of Period

	$ (70,712) 1,661 (4,888) 41,397 (3,163) 24,952 ---------- (10,753) ---------- 7,586 ---------- 7,586 ---------- (3,167) 343,873 ---------- $ 340,706 ===========	$ (78,203) 1,661 (5,672) 40,000 (1,746) 34,631 ---------- (9,329) ---------- 3,259 ---------- 3,259 ---------- (6,070) 390,008 ---------- $ 383,938 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
SERIES 8 --------	2004 ----	2003 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss to Net
  Cash Used In Operating Activities:
   Amortization
   Accreted Interest Income on Investments
   in Securities
   Equity in Losses of Project Partnership
   Distribution Included In Other Income
   Changes in Operating Assets and Liabilities:
    Increase in Accounts Receivable
    Increase in Payable to General Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
 Distributions Received from Project
 Partnerships

     Net Cash Provided by Investing
     Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of
Period

Cash and Cash Equivalents at End of Period

	$ (46,021) 768 (4,379) 16,434 (4,521) 0 25,853 ---------- (11,866) ---------- 4,521 ---------- 4,521 ---------- (7,345) 373,899 ----------- $ 366,554 ===========	$ (64,767) 768 (5,076) 20,608 0 (22,909) 41,657 ---------- (29,719) ---------- 7,286 ---------- 7,286 ---------- (22,433) 450,206 ----------- $ 427,773 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
SERIES 9 --------	2004 ----	2003 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss to Net
  Cash Used in Operating Activities:
   Amortization
   Accreted Interest Income on Investments
   in Securities
   Equity in Losses of Project Partnerships
   Distribution Included in Other Income
   Changes in Operating Assets and Liabilities:
    Decrease in Accounts Receivable
    Increase in Payable to General Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships

     Net Cash Provided by Investing
     Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of
Period

Cash and Cash Equivalents at End of Period

	$ (67,293) 771 (2,801) 50,811 (2,438) 600 14,445 ---------- (5,905) ---------- 2,438 ---------- 2,438 ---------- (3,467) 248,902 ---------- $ 245,435 ===========	$ (84,012) 771 (3,154) 61,035 (828) 0 20,357 ---------- (5,831) ---------- 2,727 ---------- 2,727 ---------- (3,104) 260,485 ---------- $ 257,381 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
SERIES 10 --------	2004 ----	2003 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss to Net
  Cash Used in Operating Activities:
   Amortization
   Accreted Interest Income on Investments
   in Securities
   Equity in Losses of Project Partnerships
   Distribution Included in Other Income
   Changes in Operating Assets and Liabilities:
    Increase in Payable to General Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships

     Net Cash Provided by Investing
     Activities

(Decrease) Increase in Cash and Cash
Equivalents

Cash and Cash Equivalents at Beginning of
Period

Cash and Cash Equivalents at End of Period

	$ (50,165) 1,145 (2,820) 39,274 (1,380) 9,698 ---------- (4,248) ---------- 2,130 ---------- 2,130 ---------- (2,118) 247,847 ---------- $ 245,729 ===========	$ (55,433) 1,145 (3,081) 40,309 0 12,856 ---------- (4,204) ---------- 12,532 ---------- 12,532 ---------- 8,328 251,941 ---------- $ 260,269 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
SERIES 11 --------	2004 ----	2003 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss to Net
  Cash Used in Operating Activities:
   Amortization
   Accreted Interest Income on Investments
   in Securities
   Equity in Losses of Project Partnerships
   Changes in Operating Assets and Liabilities:
    Increase in Payable to General Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
   Distributions Received from Project
   Partnerships

     Net Cash Provided by Investing
     Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of
Period

Cash and Cash Equivalents at End of Period

	$ (48,691) 1,683 (3,400) 38,922 7,746 ---------- (3,740) ---------- 802 ---------- 802 ---------- (2,938) 247,638 ---------- $ 244,700 ===========	$ (34,309) 1,683 (3,703) 22,316 10,225 ---------- (3,788) ---------- 1,789 ---------- 1,789 ---------- (1,999) 264,198 ---------- $ 262,199 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
TOTAL SERIES 7 - 11 -------------------	2004 ----	2003 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss to Net
  Cash Used in Operating Activities:
   Amortization
   Accreted Interest Income on Investments
   in Securities
   Equity in Losses of Project Partnerships
   Distribution Included in Other Income
   Changes in Operating Assets and Liabilities:
    Decrease (Increase) in Accounts Receivable
    Increase in Payable to General Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
   Distributions Received from Project
   Partnerships

     Net Cash Provided by Investing
     Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of
Period

Cash and Cash Equivalents at End of Period

	$ (282,882) 6,028 (18,288) 186,838 (11,502) 600 82,694 ---------- (36,512) ---------- 17,477 ---------- 17,477 ---------- (19,035) 1,462,159 ---------- $1,443,124 ===========	$ (316,724) 6,028 (20,686) 184,268 (2,574) (22,909) 119,726 ---------- (52,871) ---------- 27,593 ---------- 27,593 ---------- (25,278) 1,616,838 ---------- $1,591,560 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2004

NOTE 1 - ORGANIZATION:

   Gateway Tax Credit Fund III Ltd. ("Gateway"), a Florida Limited Partnership, was formed October 17, 1991 under the laws of Florida. Gateway offered its limited partnership interests in Series. The first Series for Gateway is Series 7. Operations commenced on July 16, 1992 for Series 7, January 4, 1993 for Series 8, September 30, 1993 for Series 9, January 21, 1994 for Series 10 and April 29, 1994 for Series 11. Each Series invests, as a limited partner, in other limited partnerships ("Project Partnerships"), each of which owns and operates apartment complexes eligible for Low-Income Housing Tax Credits ("Tax Credits"), provided for in Section 42 of the Internal Revenue Code of 1986. Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the Limited Partnership Agreement. As of June 30, 2004, Gateway had received capital contributions of $1,000 from the General Partners and $36,799,000 from the investor Limited Partners.

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

   In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN46 must be applied for the first interim or annual period beginning after December 15, 2004. The Partnership does not feel that there will be any effects on its results of operations as a result of the adoption of FIN46. Prior to the effective date of FIN 46, Gateway is required to disclose its maximum exposure to economic and financial statement losses as a result of its involvement with variable interest entities. Gateway's exposure to these losses is limited to its investment in the Project Partnerships which is $7,023,821 at June 30, 2004.

Basis of Preparation

   The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-K for the year ended March 31, 2004. In the opinion of management these financial statements include adjustments, consisting only of normal recurring adjustments, necessary to fairly summarize the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

NOTE 3 - INVESTMENT IN SECURITIES:

   The June 30, 2004 Balance Sheets include Investment in Securities consisting of U.S. Treasury Security Strips which represents their cost, plus accreted interest income of $156,363 for Series 7, $139,122 for Series 8, $87,973 for Series 9, $83,914 for Series 10 and $97,833 for Series 11.

	Estimated Market Value ----------------	Cost Plus Accreted Interest ----------------	Gross Unrealized Gains and (Losses) ----------------
Series 7	$ 295,784	$ 270,404	$ 25,380
Series 8	278,816	256,760	22,056
Series 9	196,719	182,137	14,582
Series 10	179,920	162,893	17,027
Series 11	208,702	184,978	23,724

   As of June 30, 2004, the cost and accreted interest of debt securities by contractual maturities is as follows:
	Series 7 --------	Series 8 --------	Series 9 --------
Due within 1 year	$ 69,053	$ 64,362	$ 37,591
After 1 year through 5 years	201,351	192,398	144,546
	---------	---------	---------
Total Amount Carried on Balance Sheet	$ 270,404 =========	$ 256,760 =========	$ 182,137 =========

	Series 10 --------	Series 11 --------	Total --------
Due within 1 year	$ 28,045	$ 32,572	$ 231,623
After 1 year through 5 years	134,848	152,406	825,549
	---------	---------	---------
Total Amount Carried on Balance Sheet	$ 162,893 =========	$ 184,978 =========	$1,057,172 ==========

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

   For the three months ended June 30, 2004 and 2003, the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

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

                           2004             2003
                          -----             -----
  Series 7              $ 21,687         $ 21,771
  Series 8                22,578           22,682
  Series 9                12,428           12,466
  Series 10                8,472            8,503
  Series 11                7,063            7,130
                        --------         --------
  Total                 $ 72,228         $ 72,552
                        ========         ========

   General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statement of Operations.

  Series 7             $  12,538        $  20,905
  Series 8                13,824           23,048
  Series 9                 7,716           12,864
  Series 10                4,822            8,041
  Series 11                3,858            6,433
                        --------         --------
  Total                 $ 42,758         $ 71,291
                        ========         ========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of June 30, 2004, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 39 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
SERIES 7	JUNE 30, 2004 -------------	MARCH 31, 2004 ----------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 7,732,089 (7,033,917) (222,840) ----------- 475,332 793,335 (188,207) ----------- $ 1,080,460 ============	$ 7,732,089 (6,992,520) (218,417) ----------- 521,152 793,335 (186,546) ----------- $ 1,127,941 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $3,565,712 for the period ended June 30, 2004 and cumulative suspended losses of $3,469,144 for the year ended March 31, 2004 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of June 30, 2004, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 43 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
SERIES 8	JUNE 30, 2004 ------------	MARCH 31, 2004 -----------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 7,586,105 (7,359,794) (163,827) ----------- 62,484 549,773 (116,664) ----------- $ 495,593 ===========	$ 7,586,105 (7,343,360) (163,828) ----------- 78,917 549,773 (115,895) ----------- $ 512,795 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $4,169,168 for the period ended June 30, 2004 and cumulative suspended losses of $4,002,763 for the year ended March 31, 2004 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of June 30, 2004, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 24 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
SERIES 9	JUNE 30, 2004 ------------	MARCH 31, 2004 -----------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 4,914,116 (4,051,499) (133,676) ----------- 728,941 244,087 (57,570) ----------- $ 915,458 ============	$ 4,914,116 (4,000,688) (133,676) ----------- 779,752 244,087 (56,799) ----------- $ 967,040 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $1,273,363 for the period ended June 30, 2004 and cumulative suspended losses of $1,226,519 for the year ended March 31, 2004 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of June 30, 2004, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 15 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
SERIES 10	JUNE 30, 2004 --------------	MARCH 31, 2004 -----------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 3,914,672 (2,113,044) (168,456) ----------- 1,633,172 196,738 (55,606) ----------- $ 1,774,304 ============	$ 3,914,672 (2,073,769) (167,705) ----------- 1,673,198 196,738 (54,461) ----------- $ 1,815,475 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $135,379 for the period ended June 30, 2004 and cumulative suspended losses of $132,431 for the year ended March 31, 2004 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of June 30, 2004, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 12 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
SERIES 11	JUNE 30, 2004 -------------	MARCH 31, 2004 -----------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 4,128,042 (1,433,918) (150,110) ----------- 2,544,014 290,335 (76,343) ----------- $ 2,758,006 ============	$ 4,128,042 (1,394,995) (149,310) ----------- 2,583,737 290,335 (74,660) ----------- $ 2,799,412 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $225,053 for the period June 30, 2004 and cumulative suspended losses of $208,165 for the year ended March 31, 2004 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   The following is a summary of Investments in Project Partnerships as of:
TOTAL SERIES 7 - 11	JUNE 30, 2004 -------------	MARCH 31, 2004 -----------

Capital Contributions to Project Partner- ships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 28,275,024 (21,992,172) (838,909) ----------- 5,443,943 2,074,268 (494,390) ----------- $ 7,023,821 ============	$ 28,275,024 (21,805,332) (832,936) ------------ 5,636,756 2,074,268 (488,361) ------------ $ 7,222,663 =============

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31, of each year:
SERIES 7	2004 ----	2003 ----

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 3,802,904
29,561,940
14,257
------------
$33,379,102
============

$   849,233
36,002,235
------------
36,851,469
------------

(3,215,908)
(256,459)
------------
(3,472,367)
------------
$33,379,102
============

$ 1,195,047
------------
765,694
202,064
366,647
------------
1,334,405
------------
$  (139,358)
============
$    (1,393)
============
$  (137,965)
96,568
------------
$   (41,397)
============

$ 3,625,745
30,776,059
64,657
------------
$34,466,461
============

$   878,035
36,119,409
------------
36,997,444
------------

(2,318,477
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
SERIES 8	2004 ----	2003 ----

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 3,529,896
30,938,418
55,210
------------
$34,523,524
============

$ 1,169,197
37,949,865
------------
39,119,062
------------

(3,945,106)
(650,433)
------------
(4,595,539)
------------
$34,523,524
============

$ 1,183,272
------------
757,957
216,245
394,506
------------
1,368,708
------------
$  (185,436)
============
$    (2,597)
============
$  (182,839)
166,405
------------
$   (16,434)
============

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
============

(1)  An affiliate of the General Partner is the operating general partner in one of the Project Partnerships included above. The Project Partnership has total assets of $600,120, total liabilities of $829,097, Gateway equity of ($112,858), other partners equity of ($116,119), total revenue of $16,545, and net loss of $7,663. The Project Partnership was not a related party as of December 31, 2002 and 2001.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31, of each year:
SERIES 9	2004 ----	2003 ----

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 1,871,020
17,724,136
4,293
------------
$19,599,440
============

$   314,404
20,142,793
------------
20,457,197
------------

(582,886)
(274,862)
------------
(857,748)
------------
$19,599,449
============

$   607,307
------------
383,475
114,389
208,085
------------
705,949
------------
$   (98,642)
============
$      (987)
============
$   (97,655)
46,844
------------
$   (50,811)
============

$ 1,729,014
18,505,824
7,087
------------
$20,241,925
============

$   319,277
20,232,258
------------
20,551,535
-----------

(67,715)
(241,895)
------------
(309,610)
------------
$20,241,925
============

$   586,230
------------
391,754
15,347
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
SERIES 10	2004 ----	2003 ----

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 1,697,171
12,912,666
5,952
------------
$14,615,789
============

$   294,247
13,161,837
------------
13,456,084
------------

1,495,837
(336,132)
------------
1,159,705
------------
$14,615,789
============

$   413,022
------------
268,134
63,450
124,109
------------
455,693
------------
$   (42,671)
============
$      (449)
============
$   (42,222)
2,948
------------
$   (39,274)
============

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
SERIES 11	2004 ----	2003 ----

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 1,249,823
11,140,677
60,575
------------
$12,451,075
============

$   252,045
10,099,725
------------
10,351,770
------------

2,329,175
(229,871)
------------
2,099,305
------------
$12,451,075
============

$   389,383
------------
261,796
57,783
128,838
------------
448,417
------------
$   (59,034)
============
$    (3,224)
============
$   (55,810)
16,888
------------
$   (38,922)
============

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
TOTAL SERIES 7 - 11	2004 ----	2003 ----

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 12,150,814
102,277,836
140,287
------------
$114,568,937
============

$  2,879,126
117,356,455
------------
120,235,581
------------

(3,918,887)
(1,747,757)
------------
(5,666,644)
------------
$114,568,937
============

$  3,788,031
------------
2,437,056
653,931
1,222,185
------------
4,313,172
------------
$   (525,141)
============
$     (8,650)
============
$   (516,491)
329,653
------------
$   (186,838)
============

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

   As disclosed on the statement of operations for each Series, interest income is comparable for the three months ended June 30, 2004 and June 30, 2003. The General and Administrative Expenses - other was also comparable for the three months ended June 30, 2004 and June 30, 2003. However, the General and Administrative Expenses - General Partner was significantly lower. This decrease was due to lower administrative costs. Except as described above, there were no unusual variations in the operating results between these two periods.

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

   Series 7 - Gateway closed this series on October 16, 1992 after receiving $10,395,000 from 635 Limited Partner investors. Equity in Losses of Project Partnerships for the three months ended June 30, 2004 increased slightly from $40,000 for the three months ended June 30, 2003 to $41,397. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

   At June 30, 2004, the Series had $340,706 of short-term investments (Cash and Cash Equivalents). It also had $270,404 in Zero Coupon Treasuries with annual maturities providing $72,000 in fiscal year 2005 increasing to $86,000 in fiscal year 2008. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $70,712 for the three months ended June 30, 2004. However, after adjusting for Equity in Losses of Project Partnerships of $41,397 and the changes in operating assets and liabilities, net cash used in operating activities was $10,753. Cash provided by investing activities totaled $7,586, consisting of cash distributions from the Project Partnerships.

   Series 8 - Gateway closed this Series on September 28, 1993 after receiving $9,980,000 from 664 Limited Partner investors. Equity in Losses of Project Partnerships for the three months ended June 30, 2004 decreased from $20,608 for the three months ended June 30, 2003 to $16,434 as a result of an increase in rental revenue. At June 30, 2004, the Series had $366,554 of short-term investments (Cash and Cash Equivalents). It also had $256,760 in Zero Coupon Treasuries with annual maturities providing $67,000 in fiscal year 2005 increasing to $82,000 in fiscal year 2008. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $46,021 for the three months ended June 30, 2004. However, after adjusting for Equity in Losses of Project Partnerships of $16,434 and the changes in operating assets and liabilities, net cash used in operating activities was $11,866. Cash provided by investing activities totaled $4,521, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

Results of Operations, Liquidity and Capital Resources

   Series 9 - Gateway closed this Series on December 31, 1993 after receiving $6,254,000 from 406 Limited Partner investors. Equity in Losses of Project Partnerships for the three months ended June 30, 2004 decreased from $61,035 for the three months ended June 30, 2003 to $50,811 as a result of an increase in rental and other income. At June 30, 2004, the Series had $245,435 of short-term investments (Cash and Cash Equivalents). It also had $182,137 in Zero Coupon Treasuries with annual maturities providing $39,000 in fiscal year 2005 increasing to $47,000 in fiscal year 2009. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $67,293 for the three months ended June 30, 2004. However, after adjusting for Equity in Losses of Project Partnerships of $50,811 and the changes in operating assets and liabilities, net cash used in operating activities was $5,905. Cash provided by investing activities totaled $2,438, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

   Series 10 - Gateway closed this Series on January 21, 1994 after receiving $5,043,000 from 325 Limited Partner investors. Equity in Losses of Project Partnerships for the three months ended June 30, 2004 decreased from $40,309 for the three months ended June 30, 2003 to $39,274 as a result of an increase in rental and other income. At June 30, 2004, the Series had $245,729 of short-term investments (Cash and Cash Equivalents). It also had $162,893 in Zero Coupon Treasuries with annual maturities providing $28,000 in fiscal year 2005 increasing to $40,000 in fiscal year 2010. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $50,165 for the three months ended June 30, 2004. However, after adjusting for Equity in Losses of Project Partnerships of $39,274 and the changes in operating assets and liabilities, net cash used in operating activities was $4,248. Cash provided by investing activities totaled $2,130, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

   Series 11 - Gateway closed this Series on April 29, 1994 after receiving $5,127,000 from 330 Limited investors. Equity in Losses of Project Partnerships for the three months ended June 30, 2004 increased from $22,316 for the three months ended June 30, 2003 to $38,922 as a result of a decrease in rental and other income. At June 30, 2004, the Series had $244,700 of short-term investments (Cash and Cash Equivalents). It also had $184,978 in Zero Coupon Treasuries with annual maturities providing $34,000 in fiscal year 2005 increasing to $44,000 in fiscal year 2010. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $48,691 for the three months ended June 30, 2004. However, after adjusting for Equity in Losses of Project Partnerships of $38,922 and the changes in operating assets and liabilities, net cash used in operating activities was $3,740. Cash provided by investing activities totaled $802, consisting of cash distributions from Project Partnerships. There were no unusual events or trends to describe.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   GATEWAY TAX CREDIT FUND III, LTD.
                 (A Florida Limited Partnership)
                          By: Raymond James Tax Credit Funds, Inc.

Date: August 11, 2004             By:/s/ Ronald M. Diner
                                  Ronald M. Diner
                                  President

Date: August 11, 2004             By:/s/ Sandra C. Humphreys
                                  Sandra C. Humphreys
                                  Secretary and Treasurer

Date: August 11, 2004             By:/s/ Carol Georges
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

Date: August 11, 2004             By:/s/ Ronald M. Diner
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

Date: August 11, 2004             By:/s/ Carol Georges
                                  Carol Georges
                                  Vice President and Director of Accounting