Form 10-Q
period 2004-09-30
GATEWAY TAX CREDIT FUND III LTD
filed 2004-11-15
CIK 881716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For The Quarterly Period Ended              SEPTEMBER 30, 2004

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
Title of Each Class                                  September 30, 2004
Units of Limited Partnership
Interest: $1,000 per unit                                   33,799

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II, 2004 Form 10-K, filed with the
Securities and Exchange Commission on July 13, 2004
Parts III and IV - Form S-11 Registration Statement
and all amendments and supplements thereto
File No. 33-44238

PART I - Financial Information
Item 1.  Financial Statements

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 7	SEPTEMBER 30, 2004 ------- (Unaudited)	MARCH 31, 2004 ------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at September 30, 2004 and March 31, 2004)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$   318,490
70,294
-----------
388,784

205,088
1,053,612
-----------
$ 1,647,484
===========

$    49,747
-----------
49,747
-----------

514,361
-----------

1,163,821
(80,445)
-----------
1,083,376
-----------
$ 1,647,484
===========

$   343,873
67,834
-----------
411,707

197,682
1,127,941
-----------
$ 1,737,330
===========

$    72,070
-----------
72,070
-----------

453,614
-----------

1,290,808
(79,162)
-----------
1,211,646
-----------
$ 1,737,330
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 8	SEPTEMBER 30, 2004 ------- (Unaudited)	MARCH 31, 2004 ------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities
 Accounts Receivable

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at September 30, 2004 and March 31, 2004)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$   334,126
65,450
24,220
-----------
423,796

195,764
485,853
-----------
$ 1,105,413
===========

$    70,123
-----------
70,123
-----------

580,044
-----------

538,318
(83,072)
-----------
455,246
-----------
$ 1,105,413
===========

$   373,899
63,292
24,220
-----------
461,411

189,089
512,795
-----------
$ 1,163,295
===========

$    56,210
-----------
56,210
-----------

553,708
-----------

635,468
(82,091)
-----------
553,377
-----------
$ 1,163,295
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 9	SEPTEMBER 30, 2004 ------- (Unaudited)	MARCH 31, 2004 ------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities
 Accounts Receivable

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

    Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at September 30, 2004 and March 31, 2004)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$   227,288
38,163
0
-----------
265,451

146,817
869,276
-----------
$ 1,281,544
===========

$    26,195
-----------
26,195
-----------

380,936
-----------

920,505
(46,092)
-----------
874,413
-----------
$ 1,281,544
===========

$   248,902
37,028
600
-----------
286,530

142,308
967,040
-----------
$ 1,395,878
===========

$    24,890
-----------
24,890
-----------

360,461
-----------

1,055,258
(44,731)
-----------
1,010,527
-----------
$ 1,395,878
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 10	SEPTEMBER 30, 2004 ------- (Unaudited)	MARCH 31, 2004 ------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

    Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at September 30, 2004 and March 31, 2004)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$   243,679
28,531
-----------
272,210

137,265
1,729,411
-----------
$ 2,138,886
===========

$    49,955
-----------
49,955
-----------

97,222
-----------

2,015,971
(24,262)
-----------
1,991,709
-----------
$ 2,138,886
===========

$   247,847
27,571
-----------
275,418

132,500
1,815,475
-----------
$ 2,223,393
===========

$    34,508
-----------
34,508
-----------

96,753
-----------

2,115,390
(23,258)
-----------
2,092,132
-----------
$ 2,223,393
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 11	SEPTEMBER 30, 2004 ------- (Unaudited)	MARCH 31, 2004 ------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at September 30, 2004 and March 31, 2004)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$   245,044
33,167
-----------
278,211

155,274
2,739,632
-----------
$ 3,173,117
===========

$    52,981
-----------
52,981
-----------

0
-----------

3,134,925
(14,789)
-----------
3,120,136
-----------
$ 3,173,117
===========

$   247,638
31,987
-----------
279,625

149,592
2,799,412
-----------
$ 3,228,629
===========

$    39,680
-----------
39,680
-----------

806
-----------

3,202,252
(14,109)
-----------
3,188,143
-----------
$ 3,228,629
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
TOTAL SERIES 7 - 11	SEPTEMBER 30, 2004 ------- (Unaudited)	MARCH 31, 2004 ------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities
 Accounts Receivable

Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at September 30, 2004 and March 31, 2004)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$ 1,368,627
235,605
24,220
-----------
1,628,452

840,208
6,877,784
-----------
$ 9,346,444
===========

$   249,001
-----------
249,001
-----------

1,572,563
-----------

7,773,540
(248,660)
-----------
7,524,880
-----------
$ 9,346,444
===========

$ 1,462,159
227,712
24,820
-----------
1,714,691

811,171
7,222,663
-----------
$ 9,748,525
===========

$   227,358
-----------
227,358
-----------

1,465,342
-----------

8,299,176
(243,351)
-----------
8,055,825
-----------
$ 9,748,525
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(Unaudited)
SERIES 7	2004	2003

Revenues:
 Interest Income
 Other Income

  Total Revenue

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership Units
Number of Limited Partnership Units Outstanding

$    5,553
10,015
----------
15,568
----------

21,687

14,578
10,012
1,661
----------
47,938
----------

(32,370)
(25,188)
---------
$  (57,558)
=========

$  (56,982)
(576)
----------
$  (57,558)
==========

$    (5.48)
==========
10,395
==========

$    6,109
0
----------
6,109
----------

21,771

11,306
8,451
1,661
----------
43,189
----------

(37,080)
10,909
---------
$  (26,171)
=========

$  (25,909)
(262)
----------
$  (26,171)
==========

$    (2.49)
==========
10,395
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(Unaudited)
SERIES 8	2004	2003

Revenues:
 Interest Income
 Other Income

  Total Revenue

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership Units
Number of Limited Partnership Units Outstanding

$    5,064
2,318
----------
7,382
----------

22,578

16,073
11,097
768
----------
50,516
----------

(43,134)
(8,976)
----------
$  (52,110)
==========

$  (51,589)
(521)
----------
$  (52,110)
==========

$    (5.17)
==========
9,980
==========

$    5,531
1,380
----------
6,911
----------

22,682

12,466
9,204
768
----------
45,120
----------

(38,209)
(6,650)
----------
$  (44,859)
==========

$  (44,410)
(449)
----------
$  (44,859)
==========

$    (4.45)
==========
9,980
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(Unaudited)
SERIES 9	2004	2003

Revenues:
 Interest Income
 Other Income

  Total Revenue

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership Units
Number of Limited Partnership Units Outstanding

$    3,252
0
----------
3,252
----------

12,428

8,971
6,216
771
----------
28,386
----------

(25,134)
(43,687)
----------
$  (68,821)
==========

$  (68,133)
(688)
----------
$  (68,821)
==========

$   (10.89)
==========
6,254
==========

$    3,429
1,610
----------
5,039
----------

12,466

6,957
5,063
771
----------
25,257
----------

(20,218)
(43,797)
----------
$  (64,015)
==========

$  (63,375)
(640)
----------
$  (64,015)
==========

$   (10.13)
==========
6,254
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(Unaudited)
SERIES 10	2004	2003

Revenues:
 Interest Income
 Other Income

  Total Revenue

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership Units
Number of Limited Partnership Units Outstanding

$   3,326
700
---------
4,026
---------

8,472

5,607
4,211
1,145
---------
19,435
---------

(15,409)
(34,849)
---------
$ (50,258)
=========

$ (49,756)
(502)
---------
$ (50,258)
=========

$   (9.87)
=========
5,043
=========

$   3,399
0
---------
3,399
---------

8,503

4,349
3,319
1,145
---------
17,316
---------

(13,917)
(45,147)
---------
$ (59,064)
=========

$ (58,473)
(591)
---------
$ (59,064)
=========

$  (11.59)
=========
5,043
=========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(Unaudited)
SERIES 11	2004	2003

Revenues:
 Interest Income
 Other Income

  Total Revenue

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses Of Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership Units
Number of Limited Partnership Units Outstanding

$   3,887
2,782
---------
6,669
---------

7,063

4,485
3,562
1,683
---------
16,793
---------

(10,124)
(9,191)
---------
$ (19,315)
=========

$ (19,122)
(193)
---------
$ (19,315)
=========

$   (3.73)
=========
5,127
=========

$   4,005
2,182
---------
6,187
---------

7,130

3,479
2,888
1,683
---------
15,180
---------

(8,993)
(45,124)
---------
$ (54,117)
=========

$ (53,576)
(541)
---------
$ (54,117)
=========

$  (10.45)
=========
5,127
=========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(Unaudited)
TOTAL SERIES 7 - 11	2004	2003

Revenues:
 Interest Income
 Other Income

  Total Revenue

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

	$ 21,082 15,815 --------- 36,897 --------- 72,228 49,714 35,098 6,028 --------- 163,068 --------- (126,171) (121,891) -------- $(248,062) ======== $(245,582) (2,480) -------- $(248,062) ========	$ 22,473 5,172 --------- 27,645 --------- 72,552 38,557 28,295 6,028 --------- 146,062 --------- (118,417) (129,809) -------- $(248,226) ======== $(245,743) (2,483) -------- $(248,226) ========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30,
(Unaudited)
SERIES 7	2004	2003

Revenues:
 Interest Income
 Other Income

  Total Revenue

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership Units
Number of Limited Partnership Units Outstanding

$   10,754
13,428
----------
24,182
----------

43,374

27,116
12,055
3,322
----------
85,867
----------

(61,685)
(66,585)
----------
$ (128,270)
==========

$ (126,987)
(1,283)
----------
$ (128,270)
==========

$   (12.22)
==========
10,395
==========

$   12,309
1,746
----------
14,055
----------

43,542

32,211
10,263
3,322
----------
89,338
----------

(75,283)
(29,091)
----------
$ (104,374)
==========

$ (103,330)
(1,044)
----------
$ (104,374)
==========

$    (9.94)
==========
10,395
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30,
(Unaudited)
SERIES 8	2004	2003

Revenues:
 Interest Income
 Other Income

  Total Revenue

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership Units
Number of Limited Partnership Units Outstanding

$    9,782
6,839
----------
16,621
----------

45,156

29,897
12,753
1,536
----------
89,342
----------

(72,721)
(25,410)
----------
$  (98,131)
==========

$  (97,150)
(981)
----------
$  (98,131)
==========

$    (9.73)
==========
9,980
==========

$   11,200
1,380
----------
12,580
----------

45,364

35,514
12,534
1,536
----------
94,948
----------

(82,368)
(27,258)
----------
$ (109,626)
==========

$ (108,530)
(1,096)
----------
$ (109,626)
==========

$   (10.87)
==========
9,980
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30,
(Unaudited)
SERIES 9	2004	2003

Revenues:
 Interest Income
 Other Income

  Total Revenue

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership Units
Number of Limited Partnership Units Outstanding

$    6,279
2,438
----------
8,717
----------

24,856

16,687
7,248
1,542
----------
50,333
----------

(41,616)
(94,498)
----------
$ (136,114)
==========

$ (134,753)
(1,361)
----------
$ (136,114)
==========

$   (21.55)
==========
6,254
==========

$    6,936
2,438
----------
9,374
----------

24,932

19,821
6,274
1,542
----------
52,569
----------

(43,195)
(104,832)
----------
$ (148,027)
==========

$ (146,547)
(1,480)
----------
$ (148,027)
==========

$   (23.43)
==========
6,254
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30,
(Unaudited)
SERIES 10	2004	2003

Revenues:
 Interest Income
 Other Income

  Total Revenue

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership Units
Number of Limited Partnership Units Outstanding

$    6,374
2,080
----------
8,454
----------

16,944

10,429
5,091
2,290
----------
34,754
----------

(26,300)
(74,123)
----------
$ (100,423)
==========

$  (99,419)
(1,004)
----------
$ (100,423)
==========

$   (19.71)
==========
5,043
==========

$    6,829
0
----------
6,829
----------

17,006

12,390
4,184
2,290
----------
35,870
----------

(29,041)
(85,456)
----------
$ (114,497)
==========

$ (113,352)
(1,145)
----------
$ (114,497)
==========

$   (22.48)
==========
5,043
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30,
(Unaudited)
SERIES 11	2004	2003

Revenues:
 Interest Income
 Other Income

  Total Revenue

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership Units
Number of Limited Partnership Units Outstanding

$    7,512
2,782
----------
10,294
----------

14,126

8,343
4,352
3,366
----------
30,187
----------

(19,893)
(48,114)
----------
$  (68,007)
==========

$  (67,327)
(680)
----------
$  (68,007)
==========

$   (13.13)
==========
5,127
==========

$    8,063
2,182
----------
10,245
----------

14,260

9,912
3,693
3,366
----------
31,231
----------

(20,986)
(67,440)
----------
$  (88,426)
==========

$  (87,542)
(884)
----------
$  (88,426)
==========

$   (17.07)
==========
5,127
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30,
(Unaudited)
TOTAL SERIES 7 - 11	2004	2003

Revenues:
 Interest Income
 Other Income

  Total Revenue

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

$   40,701
27,567
---------
68,268
---------

144,456

92,472
41,499
12,056
---------
290,483
---------

(222,215)
(308,730)
---------
$ (530,945)
==========

$ (525,636)
(5,309)
----------
$ (530,945)
==========

$   45,337
7,746
---------
53,083
---------

145,104

109,848
36,948
12,056
---------
303,956
---------

(250,873)
(314,077)
---------
$ (564,950)
==========

$ (559,301)
(5,649)
----------
$ (564,950)
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
SERIES 7	Limited Partners --------	General Partners --------	Total -----
Balance at March 31, 2003 Net Loss Balance at September 30, 2003 Balance at March 31, 2004 Net Loss Balance at September 30, 2004	$ 1,549,556 (103,330) ---------- $ 1,446,226 ========== $ 1,290,808 (126,987) ---------- $ 1,163,821 ==========	$ (76,548) (1,044) ---------- $ (77,592) ========== $ (79,162) (1,283) ---------- $ (80,445) ==========	$ 1,473,008 (104,374) ---------- $ 1,368,634 ========== $ 1,211,646 (128,270) ---------- $ 1,083,376 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
SERIES 8	Limited Partners --------	General Partners --------	Total -----
Balance at March 31, 2003 Net Loss Balance at September 30, 2003 Balance at March 31, 2004 Net Loss Balance at September 30, 2004	$ 810,146 (108,530) ----------- $ 701,616 =========== $ 635,468 (97,150) ----------- $ 538,318 ===========	$ (80,327) (1,096) --------- $ (81,423) ========= $ (82,091) (981) --------- $ (83,072) =========	$ 729,819 (109,626) ----------- $ 620,193 =========== $ 553,377 (98,131) ----------- $ 455,246 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
SERIES 9	Limited Partners --------	General Partners --------	Total -----
Balance at March 31, 2003 Net Loss Balance at September 30, 2003 Balance at March 31, 2004 Net Loss Balance at September 30, 2004	$ 1,364,080 (146,547) ----------- $ 1,217,533 =========== $ 1,055,258 (134,753) ----------- $ 920,505 ===========	$ (41,612) (1,480) ---------- $ (43,092) ========== $ (44,731) (1,361) --------- $ (46,092) =========	$ 1,322,468 (148,027) ----------- $ 1,174,441 =========== $ 1,010,527 (136,114) ---------- $ 874,413 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
SERIES 10	Limited Partners --------	General Partners --------	Total -----
Balance at March 31, 2003 Net Loss Balance at September 30, 2003 Balance at March 31, 2004 Net Loss Balance at September 30, 2004	$ 2,341,846 (113,352) ----------- $ 2,228,494 =========== $ 2,115,390 (99,419) ----------- $ 2,015,971 ===========	$ (20,971) (1,145) --------- $ (22,116) ========= $ (23,258) (1,004) --------- $ (24,262) =========	$ 2,320,875 (114,497) ----------- $ 2,206,378 =========== $ 2,092,132 (100,423) ----------- $ 1,991,709 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
SERIES 11	Limited Partners --------	General Partners --------	Total -----
Balance at March 31, 2003 Net Loss Balance at September 30, 2003 Balance at March 31, 2004 Net Loss Balance at September 30, 2004	$ 3,344,393 (87,542) ----------- $ 3,256,851 =========== $ 3,202,252 (67,327) ----------- $ 3,134,925 ===========	$ (12,673) (884) ---------- $ (13,557) ========== $ (14,109) (680) ---------- $ (14,789) ==========	$ 3,331,720 (88,426) ----------- $ 3,243,294 =========== $ 3,188,143 (68,007) ----------- $ 3,120,136 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
TOTAL SERIES 7 - 11	Limited Partners --------	General Partners --------	Total -----
Balance at March 31, 2003 Net Loss Balance at September 30, 2003 Balance at March 31, 2004 Net Loss Balance at September 30, 2004	$ 9,410,021 (559,301) ----------- $ 8,850,720 =========== $ 8,299,176 (525,636) ----------- $ 7,773,540 ===========	$ (232,131) (5,649) ----------- $ (237,780) =========== $ (243,351) (5,309) ---------- $ (248,660) ==========	$ 9,177,890 (564,950) ----------- $ 8,612,940 =========== $ 8,055,825 (530,945) ---------- $ 7,524,880 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30,
(Unaudited)
SERIES 7 -------	2004	2003

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

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
  Distributions Received from Project   Partnerships

     Net Cash Provided by Investing Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$ (128,270) 3,322 (9,867) 66,585 (13,178) 38,425 ---------- (42,983) ---------- 17,600 ---------- 17,600 ---------- (25,383) 343,873 ---------- $ 318,490 ==========	$ (104,374) 3,322 (11,451) 29,091 0 10,386 ---------- (73,026) ---------- 11,779 ---------- 11,779 ---------- (61,247) 390,008 ---------- $ 328,761 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30,
(Unaudited)

SERIES 8 -------	2004	2003

Cash Flows from Operating Activities:
 Net Loss
 Adjustments to Reconcile Net Loss to Net Cash  Used in Operating Activities:
  Amortization
  Accreted Interest Income on Investments in   Securities
  Equity in Losses of Project Partnership
  Distribution Included in Other Income
  Changes in Operating Assets and Liabilities:
   (Increase) Decrease in Accounts Receivable
   Increase in Payable to General Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
  Distributions Received from Project   Partnerships

     Net Cash Provided by Investing Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$ (98,131) 1,536 (8,833) 25,410 (6,839) 0 40,250 ---------- (46,607) ---------- 6,834 ---------- 6,834 ---------- (39,773) 373,899 ---------- $ 334,126 ==========	$ (109,626) 1,536 (10,242) 27,258 0 (24,220) 28,266 ---------- (87,028) ---------- 7,286 ---------- 7,286 ---------- (79,742) 450,206 ---------- $ 370,464 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30,
(Unaudited)
SERIES 9 -------	2004	2003

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

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
  Distributions Received from Project   Partnerships

     Net Cash Provided by Investing Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$ (136,114) 1,542 (5,644) 94,498 (2,438) 600 21,780 ---------- (25,776) ---------- 4,162 ---------- 4,162 ---------- (21,614) 248,902 ---------- $ 227,288 ==========	$ (148,027) 1,542 (6,359) 104,832 0 0 28,030 ---------- (19,982) ---------- 3,623 ---------- 3,623 ---------- (16,359) 260,485 ---------- $ 244,126 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30,
(Unaudited)
SERIES 10 -------	2004	2003

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

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
  Distributions Received from Project   Partnerships

     Net Cash Provided by Investing Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$ (100,423) 2,290 (5,723) 74,123 (2,080) 15,916 ---------- (15,897) ---------- 11,729 ---------- 11,729 ---------- (4,168) 247,847 ---------- $ 243,679 ==========	$ (114,497) 2,290 (6,249) 85,456 0 6,026 ---------- (26,974) ---------- 13,232 ---------- 13,232 ---------- (13,742) 251,941 ---------- $ 238,199 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30,
(Unaudited)
SERIES 11 -------	2004	2003

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

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
   Distributions Received from Project    Partnerships

     Net Cash Provided by Investing Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$ (68,007) 3,366 (6,863) 48,114 2,782 12,495 ---------- (8,113) ---------- 5,519 ---------- 5,519 ---------- (2,594) 247,638 ---------- $ 245,044 ==========	$ (88,426) 3,366 (7,475) 67,440 0 (8,208) ---------- (33,303) ---------- 2,389 ---------- 2,389 ---------- (30,914) 264,198 ---------- $ 233,284 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30,
(Unaudited)
TOTAL SERIES 7 - 11 ------------------	2004	2003

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

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
  Distributions Received from Project   Partnerships

     Net Cash Provided by Investing Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$ (530,945) 12,056 (36,930) 308,730 (21,753) 600 128,866 ---------- (139,376) ---------- 45,844 ---------- 45,844 ---------- (93,532) 1,462,159 ---------- $ 1,368,627 ==========	$ (564,950) 12,056 (41,776) 314,077 0 (24,220) 64,500 ---------- (240,313) ---------- 38,309 ---------- 38,309 ---------- (202,004) 1,616,838 ---------- $ 1,414,834 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

NOTE 1 - ORGANIZATION:

   Gateway Tax Credit Fund III Ltd. ("Gateway"), a Florida Limited Partnership, was formed October 17, 1991 under the laws of Florida. Gateway offered its limited partnership interests in Series. The first Series for Gateway is Series 7. Operations commenced on July 16, 1992 for Series 7, January 4, 1993 for Series 8, September 30, 1993 for Series 9, January 21, 1994 for Series 10 and April 29, 1994 for Series 11. Each Series invests, as a limited partner, in other limited partnerships ("Project Partnerships"), each of which owns and operates apartment complexes eligible for Low-Income Housing Tax Credits ("Tax Credits"), provided for in Section 42 of the Internal Revenue Code of 1986. Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the Limited Partnership Agreement. As of September 30, 2004, Gateway had received capital contributions of $1,000 from the General Partners and $36,799,000 from the investor Limited Partners.

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

Recent Accounting Pronouncements

    In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN46 must be applied for the first interim or annual period ending after December 15, 2004. The Partnership does not feel that there will be any effects on its results of operations as a result of the adoption of FIN46. Prior to the effective date of FIN 46, Gateway is required to disclose its maximum exposure to economic and financial statement losses as a result of its involvement with variable interest entities. Gateway's exposure to these losses is limited to its investment in the Project Partnerships which is $6,876,956 at September 30, 2004.

NOTE 3 - INVESTMENT IN SECURITIES:

   The September 30, 2004 Balance Sheet includes Investment in Securities consisting of U.S. Treasury Security Strips which represents their cost, plus accreted interest income of $161,341 for Series 7, $143,576 for Series 8, $90,816 for Series 9, $86,817 for Series 10 and $101,296 for Series 11.

	Estimated Market Value ----------------	Cost Plus Accreted Interest -----------------	Gross Unrealized Gains and (Losses) ----------------
Series 7	$ 299,790	$ 275,382	$ 24,408
Series 8	282,613	261,214	21,399
Series 9	200,076	184,980	15,096
Series 10	183,678	165,796	17,882
Series 11	213,024	188,441	24,583

   As of September 30, 2004, the cost and accreted interest of debt securities by contractual maturities is as follows:
	Series 7 --------	Series 8 --------	Series 9 --------
Due within 1 year	$ 70,294	$ 65,450	$ 38,163
After 1 year through 5 years	205,088	195,764	146,817
	--------	--------	--------
Total Amount Carried on Balance Sheet	$ 275,382 ========	$ 261,214 ========	$ 184,980 ========
	Series 10 --------	Series 11 --------	Total -------
Due within 1 year	$ 28,531	$ 33,167	$ 235,605
After 1 year through 5 years	137,265	155,274	840,208
	--------	--------	---------
Total Amount Carried on Balance Sheet	$ 165,796 =========	$ 188,441 =========	$1,075,813 =========

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

   For the six months ended September 30, 2004 and 2003 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

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

                                 2004              2003

     Series 7                 $ 43,374          $ 43,542
     Series 8                   45,156            45,364
     Series 9                   24,856            24,932
     Series 10                  16,944            17,006
     Series 11                  14,126            14,260
                              --------          --------
     Total                    $144,456          $145,104
                              ========          ========

   General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statement of Operations.

     Series 7                 $ 27,116          $ 32,211
     Series 8                   29,897            35,514
     Series 9                   16,687            19,821
     Series 10                  10,429            12,390
     Series 11                   8,343             9,912
                              --------          --------
     Total                    $ 92,472          $109,848
                              ========          ========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of September 30, 2004, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 39 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
SERIES 7	SEPTEMBER 30, 2004 ------------	MARCH 31, 2004 ---------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the Underlying assets acquired:
  Acquisition fees and expenses
  Accumulated amortization of acquisition fees   and expenses

Investments in Project Partnerships

	$ 7,732,089 (7,059,105) (222,839) ----------- 450,145 793,335 (189,868) ----------- $ 1,053,612 ===========	$ 7,732,089 (6,992,520) (218,417) ----------- 521,152 793,335 (186,546) ----------- $ 1,127,941 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $3,721,844 for the period ended September 30, 2004 and cumulative suspended losses of $3,469,144 for the year ended March 31, 2004 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of September 30, 2004, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 43 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
SERIES 8	SEPTEMBER 30, 2004 ---------	MARCH 31, 2004 ---------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
  Acquisition fees and expenses
  Accumulated amortization of acquisition fees   and expenses

Investments in Project Partnerships

	$ 7,586,105 (7,368,770) (163,823) ----------- 53,512 549,773 (117,432) ----------- $ 485,853 ===========	$ 7,586,105 (7,343,360) (163,828) ----------- 78,917 549,773 (115,895) ----------- $ 512,795 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $4,345,880 for the period ended September 30, 2004 and cumulative suspended losses of $4,002,763 for the year ended March 31, 2004 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of September 30, 2004, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 24 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
SERIES 9	SEPTEMBER 30, 2004 ----------	MARCH 31, 2004 ---------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
  Acquisition fees and expenses
  Accumulated amortization of acquisition fees   and expenses

Investments in Project Partnerships

	$ 4,914,116 (4,095,186) (135,400) ----------- 683,530 244,087 (58,341) ----------- $ 869,276 ===========	$ 4,914,116 (4,000,688) (133,676) ---------- 779,752 244,087 (56,799) ---------- $ 967,040 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $1,334,053 for the period ended September 30, 2004 and cumulative suspended losses of $1,226,519 for the year ended March 31, 2004 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of September 30, 2004, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 15 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
SERIES 10	SEPTEMBER 30, 2004 -----------	MARCH 31, 2004 ---------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
  Acquisition fees and expenses
  Accumulated amortization of acquisition fees   and expenses

Investments in Project Partnerships

	$ 3,914,672 (2,147,893) (177,355) ----------- 1,589,424 196,738 (56,751) ----------- $ 1,729,411 ===========	$ 3,914,672 (2,073,769) (167,705) ---------- 1,673,198 196,738 (54,461) ----------- $ 1,815,475 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $148,158 for the period ended September 30, 2004 and cumulative suspended losses of $132,431 for the year ended March 31, 2004 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of September 30, 2004, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 12 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
SERIES 11	SEPTEMBER 30, 2004 ---------	MARCH 31, 2004 --------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
  Acquisition fees and expenses
  Accumulated amortization of acquisition fees   and expenses

Investments in Project Partnerships

	$ 4,128,042 (1,443,109) (157,610) ----------- 2,527,323 290,335 (78,026) ----------- $ 2,739,632 ===========	$ 4,128,042 (1,394,995) (149,310) ----------- 2,583,737 290,335 (74,660) ----------- $ 2,799,412 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $261,114 for the period September 30, 2004 and cumulative suspended losses of $208,165 for the year ended March 31, 2004 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   The following is a summary of Investments in Project Partnerships as of:
TOTAL SERIES 7 - 11	SEPTEMBER 30, 2004 ----------	MARCH 31, 2004 --------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
  Acquisition fees and expenses
  Accumulated amortization of acquisition fees   and expenses

Investments in Project Partnerships

	$28,275,024 (22,114,063) (857,027) ----------- 5,303,934 2,074,268 (500,418) ----------- $ 6,877,784 ===========	$28,275,024 (21,805,332) (832,936) ----------- 5,636,756 2,074,268 (488,361) ----------- $ 7,222,663 ===========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30, of each year:

SERIES 7	2004	2003

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 3,880,430
29,195,293
16,088
-----------
$33,091,811
===========

$   745,095
36,002,235
-----------
36,747,330
-----------

(3,397,229)
(258,290)
-----------
(3,655,519)
-----------
$33,091,811
===========

$ 2,404,550
-----------
1,589,638
404,128
733,294
-----------
2,727,060
-----------
$  (322,510)
===========
$    (3,224)
===========
$  (319,286)
252,701
-----------
$   (66,585)
===========

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
SERIES 8	2004	2003

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 3,577,759
30,543,911
50,918
-----------
$34,172,588
===========

$ 1,006,202
37,949,865
-----------
38,956,067
-----------

(4,130,794)
(652,685)
-----------
(4,783,479)
-----------
$34,172,588
===========

$ 2,392,253
-----------
1,544,127
432,489
789,013
-----------
2,765,629
-----------
$  (373,376)
===========
$    (3,733)
===========
$  (368,527)
343,117
-----------
$   (25,410)
===========

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
SERIES 9	2004	2003

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 1,935,761
17,516,051
8,464
-----------
$19,460,276
===========

$   280,662
20,142,793
-----------
20,423,455
-----------

(687,262)
(275,917)
-----------
(963,179)
-----------
$19,460,276
===========

$ 1,227,211
-----------
786,241
228,778
416,266
-----------
1,431,285
-----------
$  (204,074)
===========
$    (2,042)
===========
$  (202,032)
107,534
-----------
$   (94,498)
===========

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
SERIES 10	2004	2003

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 1,749,959
12,788,556
7,703
-----------
$14,546,218
===========

$   273,142
13,161,837
-----------
13,434,979
-----------

1,448,209
(336,970)
-----------
1,111,239
-----------
$14,546,218
===========

$   826,044
-----------
542,063
126,900
248,219
-----------
917,182
-----------
$   (91,138)
===========
$    (1,288)
===========
$   (89,850)
15,727
-----------
$   (74,123)
===========

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
SERIES 11	2004	2003

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 1,281,519
11,011,838
60,575
-----------
$12,353,932
===========

$   207,060
10,099,725
-----------
10,306,785
-----------

2,280,923
(233,776)
-----------
2,047,147
-----------
$12,353,932
===========

$   776,346
-----------
514,295
115,566
257,676
-----------
887,537
-----------
$  (111,191)
===========
$    (7,129)
===========
$  (104,062)
55,948
-----------
$   (48,114)
===========

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
TOTAL SERIES 7 - 11	2004	2003

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 12,425,428
101,055,649
143,748
------------
$113,624,825
============

$  2,512,161
117,356,455
------------
119,868,616
------------

(4,486,153)
(1,757,638)
------------
(6,243,791)
------------
$113,624,825
============

$  7,626,404
------------
4,976,364
1,307,861
2,444,468
------------
8,728,693
------------
$ (1,102,289)
============
$    (17,416)
============
$ (1,083,757)
775,027
------------
$   (308,730)
============

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

   As disclosed on the statement of operations for each Series, interest income is comparable for the six and three months ended September 30, 2004 and September 30, 2003. The General and Administrative expenses - General Partner is also comparable for the six and three months ended September 30, 2004 and September 30, 2003.

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

   Series 7 - Gateway closed this series on October 16, 1992 after receiving $10,395,000 from 635 Limited Partner investors. Equity in Losses of Project Partnerships for the six months ended September 30, 2004 increased from $29,091 for the six months ended September 30, 2003 to $66,585 primarily due to a decrease in suspended losses. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

   At September 30, 2004, the Series had $318,490 of short-term investments (Cash and Cash Equivalents). It also had $275,382 in Zero Coupon Treasuries with annual maturities providing $72,000 in fiscal year 2005 increasing to $86,000 in fiscal year 2008. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $128,270 for the six months ended September 30, 2004. However, after adjusting for Equity in Losses of Project Partnerships of $66,585 and the changes in operating assets and liabilities, net cash used in operating activities was $42,983. Cash provided by investing activities totaled $17,600 consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

   Series 8 - Gateway closed this Series on September 28, 1993 after receiving $9,980,000 from 664 Limited Partner investors. Equity in Losses of Project Partnerships for the six months ended September 30, 2004 decreased slightly from $27,258 for the six months ended September 30, 2003 to $25,410.

   At September 30, 2004, the Series had $334,126 of short-term investments (Cash and Cash Equivalents). It also had $261,214 in Zero Coupon Treasuries with annual maturities providing $67,000 in fiscal year 2005 increasing to $82,000 in fiscal year 2008. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $98,131 for the six months ended September 30, 2004. However, after adjusting for Equity in Losses of Project Partnerships of $25,410 and the changes in operating assets and liabilities, net cash used in operating activities was $46,607. Cash provided by investing activities totaled $6,834, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

   Series 9 - Gateway closed this Series on December 31, 1993 after receiving $6,254,000 from 406 Limited Partner investors. Equity in Losses of Project Partnerships for the six months ended September 30, 2004 decreased from $104,832 for the six months ended September 30, 2003 to $94,498 as a result of an increase in rental revenue.

   At September 30, 2004, the Series had $227,288 of short-term investments (Cash and Cash Equivalents). It also had $184,980 in Zero Coupon Treasuries with annual maturities providing $39,000 in fiscal year 2005 increasing to $47,000 in fiscal year 2009. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $136,114 for the six months ended September 30, 2004. However, after adjusting for Equity in Losses of Project Partnerships of $94,498 and the changes in operating assets and liabilities, net cash used in operating activities was $25,776. Cash provided by investing activities totaled $4,162, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

   Series 10 - Gateway closed this Series on January 21, 1994 after receiving $5,043,000 from 325 Limited Partner investors. Equity in Losses of Project Partnerships for the six months ended September 30, 2004 decreased from $85,456 for the six months ended September 30, 2003 to $74,123 primarily due to a decrease in interest expense.

   At September 30, 2004, the Series had $243,679 of short-term investments (Cash and Cash Equivalents). It also had $165,796 in Zero Coupon Treasuries with annual maturities providing $28,000 in fiscal year 2005 increasing to $40,000 in fiscal year 2010. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

 As disclosed on the statement of cash flows, the Series had a net loss of $100,423 for the six months ended September 30, 2004. However, after adjusting for Equity in Losses of Project Partnerships of $74,123 and the changes in operating assets and liabilities, net cash used in operating activities was $15,897. Cash provided by investing activities totaled $11,729, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

   Series 11 - Gateway closed this Series on April 29, 1994 after receiving $5,127,000 from 330 Limited investors. Equity in losses of Project Partnerships for the six months ended September 30, 2004 decreased from $67,440 for the six months ended September 30, 2003 to $48,114 primarily due to an increase in rental revenue combined with a decrease in other operating costs.

   At September 30, 2004, the Series had $245,044 of short-term investments (Cash and Cash Equivalents). It also had $188,441 in Zero Coupon Treasuries with annual maturities providing $34,000 in fiscal year 2005 increasing to $44,000 in fiscal year 2010. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $68,007 for the six months ended September 30, 2004. However, after adjusting for Equity in Losses of Project Partnerships of $48,114 and the changes in operating assets and liabilities, net cash used in operating activities was $8,113. Cash provided by investing activities totaled $5,519, consisting of cash distributions from Project Partnerships. There were no unusual events or trends to describe.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   GATEWAY TAX CREDIT FUND III, LTD.
                 (A Florida Limited Partnership)
                          By: Raymond James Tax Credit Funds, Inc.

Date: November 15, 2004           By:/s/ Ronald M. Diner
                                  Ronald M. Diner
                                  President

Date: November 15, 2004           By:/s/ Sandra C. Humphreys
                                  Sandra C. Humphreys
                                  Secretary and Treasurer

Date: November 15, 2004           By:/s/ Carol Georges
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

Date: November 15, 2004           By:/s/ Ronald M. Diner
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

Date: November 15, 2004           By:/s/ Carol Georges
                                  Carol Georges
                                  Vice President and Director of Accounting