Form 10-Q
period 2004-12-31
GATEWAY TAX CREDIT FUND III LTD
filed 2005-02-11
CIK 881716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For The Quarterly Period Ended            DECEMBER 31, 2004

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
     Title of Each Class                                  December 31, 2004
Units of Limited Partnership
Interest:  $1,000 per unit                                      36,799

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II, 2004 Form 10-K, filed with the
Securities and Exchange Commission on July 13, 2004
Parts III and IV - Form S-11 Registration Statement
and all amendments and supplements thereto
File No. 33-44238

PART I - Financial Information
  Item 1.  Financial Statements

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 7	DECEMBER 31, 2004 ------- (Unaudited)	MARCH 31, 2004 ------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at December 31, 2004 and March 31,2004)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$   311,596
71,558
-----------
383,154

208,895
1,014,127
-----------
$ 1,606,176
===========

$    51,381
-----------
51,381
-----------

536,593
-----------

1,099,298
(81,096)
-----------
1,018,202
-----------
$ 1,606,176
===========

$   343,873
67,834
-----------
411,707

197,682
1,127,941
-----------
$ 1,737,330
===========

$    72,070
-----------
72,070
-----------

453,614
-----------

1,290,808
(79,162)
-----------
1,211,646
-----------
$ 1,737,330
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS

SERIES 8	DECEMBER 31, 2004 ------- (Unaudited)	MARCH 31, 2004 ------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities
 Accounts Receivable

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at December 31, 2004 and March 31, 2004)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$   265,524
66,556
24,220
-----------
356,300

199,190
466,859
-----------
$ 1,022,349
===========

$    41,966
-----------
41,966
-----------

572,223
-----------

491,703
(83,543)
-----------
408,160
-----------
$ 1,022,349
===========

$   373,899
63,292
24,220
-----------
461,411

189,089
512,795
-----------
$ 1,163,295
===========

$    56,210
-----------
56,210
-----------

553,708
-----------

635,468
(82,091)
-----------
553,377
-----------
$ 1,163,295
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 9	DECEMBER 31, 2004 ------- (Unaudited)	MARCH 31, 2004 ------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities
 Accounts Receivable

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

    Total Current Liabilities

Long-Term Liabilities:
Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at December 31, 2004 and March 31, 2004)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$   193,844
38,743
0
-----------
232,587

149,125
869,119
-----------
$ 1,250,831
===========

$    24,047
-----------
24,047
-----------

366,914
-----------

906,108
(46,238)
-----------
859,870
-----------
$ 1,250,831
===========

$   248,902
37,028
600
-----------
286,530

142,308
967,040
-----------
$ 1,395,878
===========

$    24,890
-----------
24,890
-----------

360,461
-----------

1,055,258
(44,731)
-----------
1,010,527
-----------
$ 1,395,878
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS

SERIES 10	DECEMBER 31, 2004 ------- (Unaudited)	MARCH 31, 2004 ------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

    Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at December 31, 2004 and March 31, 2004)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$   114,734
29,027
-----------
143,761

139,724
1,674,951
-----------
$ 1,958,436
===========

$    27,610
-----------
27,610
-----------

2,902
-----------

1,952,824
(24,900)
-----------
1,927,924
-----------
$ 1,958,436
===========

$   247,847
27,571
-----------
275,418

132,500
1,815,475
-----------
$ 2,223,393
===========

$    34,508
-----------
34,508
-----------

96,753
-----------

2,115,390
(23,258)
-----------
2,092,132
-----------
$ 2,223,393
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS

SERIES 11	DECEMBER 31, 2004 ------- (Unaudited)	MARCH 31, 2004 ------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities
 Accounts Receivable

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at December 31, 2004 and March 31, 2004)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$    80,491
33,773
136,000
-----------
250,264

158,197
2,708,992
-----------
$ 3,117,453
===========

$    25,326
-----------
25,326
-----------

7,233
-----------

3,100,035
(15,141)
-----------
3,084,894
-----------
$ 3,117,453
===========

$   247,638
31,987
0
-----------
279,625

149,592
2,799,412
-----------
$ 3,228,629
===========

$    39,680
-----------
39,680
-----------

806
-----------

3,202,252
(14,109)
-----------
3,188,143
-----------
$ 3,228,629
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS

TOTAL SERIES 7 - 11	DECEMBER 31, 2004 ------- (Unaudited)	MARCH 31, 2004 ------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities
 Accounts Receivable

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at December 31, 2004 and March 31, 2004)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$   966,189
239,657
160,220
-----------
1,366,066

855,131
6,734,048
-----------
$ 8,955,245
===========

$   170,330
-----------
170,330
-----------

1,485,865
-----------

7,549,968
(250,918)
-----------
7,299,050
-----------
$ 8,955,245
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

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited
Partnership Units

Number of Limited Partnership Units
Outstanding

$     6,089
3,553
-----------
9,642

21,687

14,678
1,796
1,661
-----------
39,822
-----------

(30,180)
(34,994)
-----------
$   (65,174)
===========

$   (64,522)
(652)
-----------
$   (65,174)
===========

$     (6.21)
===========

10,395
===========

$     6,180
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

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited
Partnership Units

Number of Limited Partnership Units
Outstanding

$     5,455
6,701
-----------
12,156
------------

22,578

16,184
1,937
768
-----------
41,467
-----------

(29,311)
(17,775)
----------
$   (47,086)
===========

$   (46,615)
(471)
-----------
$   (47,086)
===========

$     (4.67)
===========

9,980
===========

$     5,589
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

Revenues:
 Interest Income
 Other Income

  Total Revenue

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Income (Losses) of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited
Partnership Units

Number of Limited Partnership Units
Outstanding

$     3,543
2,975
-----------
6,518
------------

12,428

9,033
1,224
771
-----------
23,456
-----------

(16,938)

2,395
----------
$   (14,543)
===========

$   (14,398)
(145)
-----------
$   (14,543)
===========

$     (2.30)
===========

6,254
===========

$     3,477
600
-----------
4,077
------------

12,466

7,676
1,160
771
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

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited
Partnership Units

Number of Limited Partnership Units
Outstanding

$     3,427
750
-----------
4,177
------------

8,472

5,646
884
1,145
-----------
16,147
-----------

(11,970)
(51,815)
-----------
$   (63,785)
===========

$   (63,147)
(638)
-----------
$   (63,785)
===========

$    (12.52)
===========

5,043
===========

$     3,446
1,500
-----------
4,946
------------

8,503

4,796
859
1,145
-----------
15,303
-----------

(10,357)
(54,629)
-----------
$   (64,986)
===========

$   (64,336)
(650)
-----------
$   (64,986)
===========

$    (12.76)
===========

5,043
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31,
(Unaudited)
SERIES 11	2004 ----	2003 ----

Revenues:
 Interest Income
 Other Income

  Total Revenue

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited
Partnership Units

Number of Limited Partnership Units
Outstanding

$     3,915
0
-----------
3,915
------------

7,063

4,517
921
1,683
-----------
14,184
-----------

(10,269)
(24,973)
----------
$   (35,242)
===========

$   (34,890)
(352)
-----------
$   (35,242)
===========

$     (6.81)
===========

5,127
===========

$     4,059
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

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

$    22,429
13,979
-----------
36,408
------------

72,228

50,058
6,762
6,028
-----------
135,076
-----------

(98,668)
(127,162)
-----------
$  (225,830)
===========

$  (223,572)
(2,258)
-----------
$  (225,830)
===========

$    22,751
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

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited
Partnership Units

Number of Limited Partnership
Units Outstanding

$    16,843
16,981
-----------
33,824
------------

65,061

41,794
13,851
4,983
-----------
125,689
-----------

(91,865)
(101,579)
-----------
$  (193,444)
===========

$  (191,510)
(1,934)
-----------
$  (193,444)
===========

$    (18.42)
===========

10,395
===========

$    18,489
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

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited
Partnership Units

Number of Limited Partnership
Units Outstanding

$    15,237
13,540
----------
28,777
-----------

67,734

46,081
14,690
2,304
----------
130,809
----------

(102,032)
(43,185)
----------
$  (145,217)
===========

$  (143,765)
(1,452)
-----------
$  (145,217)
===========

$    (14.41)
===========

9,980
===========

$    16,789
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

  Total Expenses

Loss Before Equity in Losses of
 Project Partnership
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited
Partnership Units

Number of Limited Partnership Units
Outstanding

$     9,822
5,413
----------
15,235
-----------

37,284

25,720
8,472
2,313
----------
73,789
----------

(58,554)
(92,103)
----------
$  (150,657)
===========

$  (149,150)
(1,507)
-----------
$  (150,657)
===========

$    (23.85)
===========

6,254
===========

$    10,413
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

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited
Partnership Units

Number of Limited Partnership
Units Outstanding

$     9,801
2,830
----------
12,631
-----------

25,416

16,075
5,975
3,435
----------
50,901
----------

(38,270)
(125,938)
----------
$  (164,208)
===========

$  (162,566)
(1,642)
-----------
$  (164,208)
===========

$    (32.24)
===========

5,043
===========

$    10,275
1,500
----------
11,775
-----------

25,509

17,186
5,043
3,435
----------
51,173
----------

(39,398)
(140,085)
----------
$  (179,483)
===========

$  (177,688)
(1,795)
-----------
$  (179,483)
===========

$    (35.23)
===========

5,043
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED DECEMBER 31,
(Unaudited)
SERIES 11	2004 ----	2003 ----

Revenues:
 Interest Income
 Other Income

  Total Revenue

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited
Partnership Units

Number of Limited Partnership
Units Outstanding

$    11,427
2,782
----------
14,209
-----------

21,189

12,860
5,273
5,049
----------
44,371
----------

(30,162)
(73,087)
----------
$  (103,249)
===========

$  (102,217)
(1,032)
-----------
$  (103,249)
===========

$    (19.94)
===========

5,127
===========

$    12,122
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

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

$    63,130
41,546
----------
104,676
-----------

216,684

142,530
48,261
18,084
----------
425,559
----------

(320,883)
(435,892)
----------
$  (756,775)
===========

$  (749,208)
(7,567)
-----------
$  (756,775)
===========

$    68,088
28,839
----------
96,927
-----------

217,656

152,380
45,525
18,084
----------
433,645
----------

(336,718)
(516,833)
----------
$  (853,551)
===========

$  (845,015)
(8,536)
-----------
$  (853,551)
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF PARTNERS' EQUITY (Deficit)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003:
(Unaudited)
SERIES 7	Limited Partners ---------	General Partners (Deficit) --------	Total -----
Balance at March 31, 2003 Net Loss Balance at December 31, 2003 Balance at March 31, 2004 Net Loss Balance at December 31, 2004	$ 1,549,556 (187,392) ----------- $ 1,362,164 ============ $ 1,290,808 (191,510) ------------ $ 1,099,298 ===========	$ (76,548) (1,893) ----------- $ (78,441) ============ $ (79,162) (1,934) ------------ $ (81,096) ===========	$ 1,473,008 (189,285) ----------- $ 1,283,723 ============ $ 1,211,646 (193,444) ------------ $ 1,018,202 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF PARTNERS' EQUITY (Deficit)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003:
(Unaudited)
SERIES 8	Limited Partners ---------	General Partners (Deficit) --------	Total -----
Balance at March 31, 2003 Net Loss Balance at December 31, 2003 Balance at March 31, 2004 Net Loss Balance at December 31, 2004	$ 810,146 (161,469) ----------- $ 648,677 ============ $ 635,468 (143,765) ------------ $ 491,703 ===========	$ (80,327) (1,631) ----------- $ (81,958) ============ $ (82,091) (1,452) ------------ $ (83,543) ===========	$ 729,819 (163,100) ----------- $ 566,719 ============ $ 553,377 (145,217) ------------ $ 408,160 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF PARTNERS' EQUITY (Deficit)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003:
(Unaudited)
SERIES 9	Limited Partners ---------	General Partners (Deficit) --------	Total -----
Balance at March 31, 2003 Net Loss Balance at December 31, 2003 Balance at March 31, 2004 Net Loss Balance at December 31, 2004	$ 1,364,080 (215,324) ----------- $ 1,148,756 ============ $ 1,055,258 (149,150) ------------ $ 906,108 ===========	$ (41,612) (2,175) ----------- $ (43,787) ============ $ (44,731) (1,507) ------------ $ (46,238) ===========	$ 1,322,468 (217,499) ----------- $ 1,104,969 ============ $ 1,010,527 (150,657) ------------ $ 859,870 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF PARTNERS' EQUITY (Deficit)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003:
(Unaudited)
SERIES 10	Limited Partners ---------	General Partners (Deficit) --------	Total -----
Balance at March 31, 2003 Net Loss Balance at December 31, 2003 Balance at March 31, 2004 Net Loss Balance at December 31, 2004	$ 2,341,846 (177,688) ----------- $ 2,164,158 ============ $ 2,115,390 (162,566) ------------ $ 1,952,824 ===========	$ (20,971) (1,795) ----------- $ (22,766) ============ $ (23,258) (1,642) ------------ $ (24,900) ===========	$ 2,320,875 (179,483) ----------- $ 2,141,392 ============ $ 2,092,132 (164,208) ------------ $ 1,927,924 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF PARTNERS' EQUITY (Deficit)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003:
(Unaudited)
SERIES 11	Limited Partners ---------	General Partners (Deficit) --------	Total -----
Balance at March 31, 2003 Net Loss Balance at December 31, 2003 Balance at March 31, 2004 Net Loss Balance at December 31, 2004	$ 3,344,393 (103,142) ----------- $ 3,241,251 ============ $ 3,202,252 (102,217) ------------ $ 3,100,035 ===========	$ (12,673) (1,042) ----------- $ (13,715) ============ $ (14,109) (1,032) ------------ $ (15,141) ===========	$ 3,331,720 (104,184) ----------- $ 3,227,536 ============ $ 3,188,143 (103,249) ------------ $ 3,084,894 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF PARTNERS' EQUITY (Deficit)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003:
(Unaudited)
TOTAL SERIES 7 - 11	Limited Partners ---------	General Partners (Deficit) --------	Total -----
Balance at March 31, 2003 Net Loss Balance at December 31, 2003 Balance at March 31, 2004 Net Loss Balance at December 31, 2004	$ 9,410,021 (845,015) ----------- $ 8,565,006 ============ $ 8,299,176 (749,208) ------------ $ 7,549,968 ===========	$ (232,131) (8,536) ----------- $ (240,667) ============ $ (243,351) (7,567) ------------ $ (250,918) ===========	$ 9,177,890 (853,551) ----------- $ 8,324,339 ============ $ 8,055,825 (756,775) ------------ $ 7,299,050 ===========

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

Cash Flows from Investing Activities:
   Distributions Received from Project
   Partnerships

     Net Cash Provided by Investing Activities

Decrease in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning
of Period

Cash and Cash Equivalents at End of Period

	$ (193,444) 4,983 (14,937) 101,579 (16,731) 62,290 ---------- (56,260) ---------- 23,983 ---------- 23,983 ---------- (32,277) 343,873 ---------- $ 311,596 ==========	$ (189,285) 4,983 (17,334) 89,180 (9,061) 9,435 ---------- (112,082) ---------- 16,354 ---------- 16,354 ---------- (95,728) 390,008 ---------- $ 294,280 ==========

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

Cash Flows from Investing Activities:
   Distributions Received from Project
   Partnerships

     Net Cash Provided by Investing Activities

Decrease in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning
of Period

Cash and Cash Equivalents at End of Period

	$ (145,217) 2,304 (13,364) 43,185 (13,540) 4,271 0 --------- (122,361) --------- 13,986 --------- 13,986 --------- (108,375) 373,899 --------- $ 265,524 =========	$ (163,100) 2,304 (15,498) 56,867 (12,073) 24,579 (24,220) --------- (131,141) --------- 13,102 --------- 13,102 --------- (118,039) 450,206 --------- $ 332,167 =========

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
    Decrease in Accounts Receivable

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships

     Net Cash Provided by Investing Activities

Decrease in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning
of Period

Cash and Cash Equivalents at End of Period

	$ (150,657) 2,313 (8,532) 92,103 (5,413) 5,610 600 ---------- (63,976) ---------- 8,918 --------- 8,918 --------- (55,058) 248,902 ---------- $ 193,844 ==========	$ (217,499) 2,313 (9,613) 156,308 (3,038) 26,723 0 ---------- (44,806) ---------- 8,441 --------- 8,441 --------- (36,365) 260,485 ---------- $ 224,120 ==========

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

Cash Flows from Investing Activities:
   Distributions Received from Project
   Partnerships

     Net Cash Provided by Investing Activities

Decrease in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning
of Period

Cash and Cash Equivalents at End of Period

	$ (164,208) 3,435 (8,678) 125,938 (2,830) (100,749) ---------- (147,092) ---------- 13,979 ---------- 13,979 ---------- (133,113) 247,847 ---------- $ 114,734 ==========	$ (179,483) 3,435 (9,472) 140,085 (1,500) 5,791 ---------- (41,144) ---------- 14,652 ---------- 14,652 ---------- (26,492) 251,941 ---------- $ 225,449 ==========

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

Cash Flows from Investing Activities:
   Distributions Received from Project
   Partnerships

     Net Cash Provided by Investing Activities

Decrease in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning
of Period

Cash and Cash Equivalents at End of Period

	$ (103,249) 5,049 (10,391) 73,087 (2,782) (7,927) (136,000) ----------- (182,213) ----------- 15,066 ---------- 15,066 ---------- (167,147) 247,638 ---------- $ 80,491 ===========	$ (104,184) 5,049 (11,315) 74,393 (3,167) (7,856) 0 ----------- (47,080) ----------- 5,554 ---------- 5,554 ---------- (41,526) 264,198 ---------- $ 222,672 ===========

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
    (Decrease) in Payable to General Partners
    Increase in Accounts Receivable

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
   Distributions Received from Project
   Partnerships

     Net Cash Provided by Investing Activities

Decrease in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning
of Period

Cash and Cash Equivalents at End of Period

	$ (756,775) 18,084 (55,902) 435,892 (41,296) (36,505) (135,400) ---------- (571,902) ---------- 75,932 ---------- 75,932 ---------- (495,970) 1,462,159 ---------- $ 966,189 ==========	$ (853,551) 18,084 (63,232) 516,833 (28,839) 58,672 (24,220) ---------- (376,253) ---------- 58,103 ---------- 58,103 ---------- (318,150) 1,616,838 ---------- $ 1,298,688 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE 1 - ORGANIZATION:

   Gateway Tax Credit Fund III Ltd. ("Gateway"), a Florida Limited Partnership, was formed October 17, 1991 under the laws of Florida. Gateway offered its limited partnership interests in Series. The first Series for Gateway is Series 7. Operations commenced on July 16, 1992 for Series 7, January 4, 1993 for Series 8, September 30, 1993 for Series 9, January 21, 1994 for Series 10 and April 29, 1994 for Series 11. Each Series invests, as a limited partner, in other limited partnerships ("Project Partnerships"), each of which owns and operates apartment complexes eligible for Low-Income Housing Tax Credits ("Tax Credits"), provided for in Section 42 of the Internal Revenue Code of 1986. Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the Limited Partnership Agreement. As of December 31, 2004, Gateway had received capital contributions of $1,000 from the General Partners and $36,799,000 from the investor Limited Partners.

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

Investment in Securities

   Effective April 1, 1994, Gateway adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FAS 115"). Under FAS 115, Gateway is required to categorize its debt securities as held-to-maturity, available-for-sale or trading securities, dependent upon Gateway's intent in holding the securities. Gateway's intent is to hold all of its debt securities (U.S. Treasury Security Strips) until maturity and to use these reserves to fund Gateway's ongoing operations. Interest income is recognized ratably on the U.S. Treasury Strips using the effective yield to maturity.

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

Recent Accounting Pronouncements

    In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN46 must be applied for the first interim or annual period ending after December 15, 2004. Gateway has evaluated the effect of the adoption of FIN46 and has determined that consolidation is not required.

NOTE 3 - INVESTMENT IN SECURITIES:

   The December 31, 2004 Balance Sheet includes Investment in Securities consisting of U.S. Treasury Security Strips which represents their cost, plus accreted interest income of $166,412 for Series 7, $148,108 for Series 8, $93,703 for Series 9, $89,772 for Series 10 and $104,825 for Series 11.
	Estimated Market Value -----------------	Cost Plus Accreted Interest -----------------	Gross Unrealized Gains and (Losses) ----------------
Series 7	$ 300,206	$ 280,453	$ 19,753
Series 8	283,002	265,746	17,256
Series 9	200,384	187,868	12,516
Series 10	184,047	168,751	15,296
Series 11	213,445	191,970	21,475

   As of December 31, 2004, the cost and accreted interest of debt securities by contractual maturities is as follows:
	Series 7 --------	Series 8 --------	Series 9 --------
Due within 1 year	$ 71,558	$ 66,556	$ 38,743
After 1 year through 5 years	208,895	199,190	149,125
Total Amount Carried on Balance Sheet	---------- $ 280,453 ==========	---------- $ 265,746 ==========	---------- $ 187,868 ==========

	Series 10 --------	Series 11 --------	Total --------
Due within 1 year	$ 29,027	$ 33,773	$ 239,657
After 1 year through 5 years	139,724	158,197	855,131
Total Amount Carried on Balance Sheet	---------- $ 168,751 ==========	---------- $ 191,970 ==========	---------- $1,094,788 ==========

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

   For the nine months ended December 31, 2004 and 2003 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

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

                           2004             2003
                          -----            -----
Series 7                $ 65,061         $ 65,313
Series 8                  67,734           68,046
Series 9                  37,284           37,398
Series 10                 25,416           25,509
Series 11                 21,189           21,390
                        --------         --------
Total                   $216,684         $217,656
                        ========         ========

   General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statement of Operations.

Series 7                $  41,794        $  44,683
Series 8                   46,081           49,265
Series 9                   25,720           27,497
Series 10                  16,075           17,186
Series 11                  12,860           13,749
                         --------         --------
Total                   $ 142,530        $ 152,380
                         ========         ========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of December 31, 2004, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 39 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
SERIES 7	DECEMBER 31, 2004 ------------	MARCH 31, 2004 -----------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 7,732,089 (7,094,099) (225,669) ----------- 412,321 793,335 (191,529) ------------ $ 1,014,127 ============	$ 7,732,089 (6,992,520) (218,417) ----------- 521,152 793,335 (186,546) ------------ $ 1,127,941 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $3,873,348 for the period ended December 31, 2004 and cumulative suspended losses of $3,469,144 for the year ended March 31, 2004 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of December 31, 2004, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 43 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
SERIES 8	DECEMBER 31, 2004 ------------	MARCH 31, 2004 -----------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 7,586,105 (7,386,545) (164,274) ----------- 35,286 549,773 (118,200) ------------ $ 466,859 ============	$ 7,586,105 (7,343,360) (163,828) ----------- 78,917 549,773 (115,895) ------------ $ 512,795 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $4,504,741 for the period ended December 31, 2004 and cumulative suspended losses of $4,002,763 for the year ended March 31, 2004 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of December 31, 2004, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 24 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
SERIES 9	DECEMBER 31, 2004 ------------	MARCH 31, 2004 -----------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 4,914,116 (4,092,791) (137,181) ----------- 684,144 244,087 (59,112) ------------ $ 869,119 ============	$ 4,914,116 (4,000,688) (133,676) ---------- 779,752 244,087 (56,799) ------------ $ 967,040 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $1,404,176 for the period ended December 31, 2004 and cumulative suspended losses of $1,226,519 for the year ended March 31, 2004 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of December 31, 2004, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 15 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
SERIES 10	DECEMBER 31, 2004 ------------	MARCH 31, 2004 -----------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 3,914,672 (2,199,708) (178,855) ----------- 1,536,109 196,738 (57,896) ------------- $ 1,674,951 =============	$ 3,914,672 (2,073,769) (167,705) ---------- 1,673,198 196,738 (54,461) ------------ $ 1,815,475 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $158,400 for the period ended December 31, 2004 and cumulative suspended losses of $132,431 for the year ended March 31, 2004 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of December 31, 2004, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 12 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
SERIES 11	DECEMBER 31, 2004 -----------	MARCH 31, 2004 -----------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 4,128,042 (1,468,082) (161,594) ----------- 2,498,366 290,335 (79,709) ----------- $ 2,708,992 ============	$ 4,128,042 (1,394,995) (149,310) ----------- 2,583,737 290,335 (74,660) ----------- $ 2,799,412 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $300,773 for the period ended December 31, 2004 and cumulative suspended losses of $208,165 for the year ended March 31, 2004 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   The following is a summary of Investments in Project Partnerships as of:
TOTAL SERIES 7 - 11	DECEMBER 31, 2004 -------------	MARCH 31, 2004 -----------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$28,275,024 (22,241,225) (867,573) ------------ 5,166,226 2,074,268 (506,446) ------------ $ 6,734,048 ============	$28,275,024 (21,805,332) (832,936) ----------- 5,636,756 2,074,268 (488,361) ------------ $ 7,222,663 ===========

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 3,935,960
28,828,646
19,448
------------
$32,784,054
============

$   625,720
36,002,235
------------
36,627,955
------------

(3,583,727)
(260,174)
-----------
(3,843,901)
-----------
$32,784,054
============

$ 3,632,467
------------
2,437,225
606,192
1,099,942
------------
4,143,359
------------
$  (510,892)
============
$    (5,109)
============
$  (505,783)
404,204
------------
$  (101,579)
============

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 3,780,670
30,149,404
49,357
------------
$33,979,431
============

$   991,808
37,949,865
------------
38,941,673
------------

(4,307,429)
(654,813)
-----------
(4,962,242)
-----------
$33,979,431
============

$ 3,618,208
------------
2,338,094
648,733
1,183,519
------------
4,170,346
------------
$  (552,138)
============
$    (6,975)
============
$  (545,163)
501,978
------------
$   (43,185)
============

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 1,993,172
17,307,966
3,774
------------
$19,304,912
============

$   193,710
20,142,793
------------
20,336,503
------------

(754,990)
(276,601)
-----------
(1,031,591)
-----------
$19,304,912
============

$ 1,896,337
------------
1,201,257
343,166
624,399
------------
2,168,822
------------
$  (272,485)
============
$    (2,725)
============
$  (269,760)
177,657
------------
$   (92,103)
============

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 1,760,688
12,664,446
1,938
------------
$14,427,072
============

$   217,644
13,161,837
------------
13,379,481
------------

1,386,151
(338,560)
-----------
1,047,591
-----------
$14,427,072
============

$ 1,232,023
------------
824,003
190,350
372,455
------------
1,386,808
------------
$  (154,785)
============
$    (2,878)
============
$  (151,907)
25,969
------------
$  (125,938)
============

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 1,180,607
10,883,001
190,875
------------
$12,254,483
============

$   173,542
10,099,725
------------
10,273,267
------------

2,219,290
(238,074)
-----------
1,981,216
-----------
$12,254,483
============

$ 1,160,682
------------
777,941
173,350
386,514
------------
1,337,805
------------
$  (177,123)
============
$   (11,428)
============
$  (165,695)
92,608
------------
$   (73,087)
============

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 12,651,097
99,833,463
265,392
------------
$112,749,952
============

$  2,202,424
117,356,455
------------
119,558,879
------------

(5,040,705)
(1,768,222)
-----------
(6,808,927)
-----------
$112,749,952
============

$ 11,539,717
------------
7,578,520
1,961,791
3,666,829
------------
13,207,140
------------
$ (1,667,423)
============
$    (29,115)
============
$ (1,638,308)
1,202,416
------------
$   (435,892)
============

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

   As disclosed on the statement of operations for each Series, except as described below, interest income is comparable for the nine and three months ended December 31, 2004 and December 31, 2003. The General and Administrative expenses - General Partner is also comparable for the nine months and three months ended December 31, 2004 and December 31, 2003.

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

   Series 7 - Gateway closed this series on October 16, 1992 after receiving $10,395,000 from 635 Limited Partner investors. Equity in Losses of Project Partnerships for the nine months ended December 31, 2004 increased from $89,180 for the nine months ended December 31, 2003 to $101,579 primarily due to a decrease in losses. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

   At December 31, 2004, the Series had $311,596 of short-term investments (Cash and Cash Equivalents). It also had $280,453 in Zero Coupon Treasuries with annual maturities providing $72,000 in fiscal year 2005 increasing to $86,000 in fiscal year 2008. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $193,444 for the nine months ended December 31, 2004. However, after adjusting for Equity in Losses of Project Partnerships of $101,579 and the changes in operating assets and liabilities, net cash used in operating activities was $56,260. Cash provided by investing activities totaled $23,983 consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

   Series 8 - Gateway closed this Series on September 28, 1993 after receiving $9,980,000 from 664 Limited Partner investors. Equity in Losses of Project Partnerships for the nine months ended December 31, 2004 decreased from $56,867 for the nine months ended December 31, 2003 to $43,185.

   At December 31, 2004, the Series had $265,524 of short-term investments (Cash and Cash Equivalents). It also had $265,746 in Zero Coupon Treasuries with annual maturities providing $67,000 in fiscal year 2005 increasing to $82,000 in fiscal year 2008. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $145,217 for the nine months ended December 31, 2004. However, after adjusting for Equity in Losses of Project Partnerships of $43,185 and the changes in operating assets and liabilities, net cash used in operating activities was $122,361. Cash provided by investing activities totaled $13,986, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

   Series 9 - Gateway closed this Series on December 31, 1993 after receiving $6,254,000 from 406 Limited Partner investors. Equity in Losses of Project Partnerships for the nine months ended December 31, 2004 decreased from $156,308 for the nine months ended December 31, 2003 to $92,103 primarily as a result of an increase in rental revenue.

   At December 31, 2004, the Series had $193,844 of short-term investments (Cash and Cash Equivalents). It also had $187,868 in Zero Coupon Treasuries with annual maturities providing $39,000 in fiscal year 2005 increasing to $47,000 in fiscal year 2009. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $150,657 for the nine months ended December 31, 2004. However, after adjusting for Equity in Losses of Project Partnerships of $92,103 and the changes in operating assets and liabilities, net cash used in operating activities was $63,976. Cash provided by investing activities totaled $8,918, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

   Series 10 - Gateway closed this Series on January 21, 1994 after receiving $5,043,000 from 325 Limited Partner investors. Equity in Losses of Project Partnerships for the nine months ended December 31, 2004 decreased from $140,085 for the nine months ended December 31, 2003 to $125,938 primarily due to an increase in rental revenue.

   At December 31, 2004, the Series had $114,734 of short-term investments (Cash and Cash Equivalents). It also had $168,751 in Zero Coupon Treasuries with annual maturities providing $28,000 in fiscal year 2005 increasing to $40,000 in fiscal year 2010. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $164,208 for the nine months ended December 31, 2004. However, after adjusting for Equity in Losses of Project Partnerships of $125,938 and the changes in operating assets and liabilities, net cash used in operating activities was $147,092. Cash provided by investing activities totaled $13,979, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

   Series 11 - Gateway closed this Series on April 29, 1994 after receiving $5,127,000 from 330 Limited investors. Equity in losses of Project Partnerships for the nine months ended December 31, 2004 decreased slightly from $74,393 for the nine months ended December 31, 2003 to $73,087.

   At December 31, 2004, the Series had $80,491 of short-term investments (Cash and Cash Equivalents). It also had $191,970 in Zero Coupon Treasuries with annual maturities providing $34,000 in fiscal year 2005 increasing to $44,000 in fiscal year 2010. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   The Series also had $136,000 in Accounts Receivable attributable to an inadvertent over-payment of asset management fees, which has since been repaid to the Series, and will be reflected as such on the financial statements for the year ended March 31, 2005.

   As disclosed on the statement of cash flows, the Series had a net loss of $103,249 for the nine months ended December 31, 2004. However, after adjusting for Equity in Losses of Project Partnerships of $73,087 and the changes in operating assets and liabilities, net cash used in operating activities, exclusive of the $136,000 overpayment of asset management fees, was $46,213. Cash provided by investing activities totaled $15,066, consisting of cash distributions from the Project Partnerships.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   GATEWAY TAX CREDIT FUND III, LTD.
                 (A Florida Limited Partnership)
                          By: Raymond James Tax Credit Funds, Inc.

Date: February 11, 2005           By:/s/ Ronald M. Diner
                                  Ronald M. Diner
                                  President

Date: February 11, 2005           By:/s/ Sandra C. Humphreys
                                  Sandra C. Humphreys
                                  Secretary and Treasurer

Date: February 11, 2005           By:/s/ Carol Georges
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

Date: February 11, 2005           By:/s/ Ronald M. Diner
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

Date: February 11, 2005           By:/s/ Carol Georges
                                  Carol Georges
                                  Vice President and Director of Accounting
                                  Secretary and Treasurer