Form 10-K
period 2005-03-31
GATEWAY TAX CREDIT FUND III LTD
filed 2005-07-13
CIK 881716

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 (FEE REQUIRED)

For the fiscal year ended                 March 31, 2005

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
  Title of Each Class                                 March 31, 2005
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

   Gateway is engaged in only one industry segment, to acquire limited partnership interests in unaffiliated limited partnerships ("Project Partnerships"), each of which owns and operates one or more apartment complexes eligible for Low-Income Housing Tax Credits under Section 42 of the Internal Revenue Code ("Tax Credits"), received over a ten year period. Subject to certain limitations, Tax Credits may be used by Gateway's investors to reduce their income tax liability generated from other income sources. Gateway will terminate on December 31, 2040, or sooner, in accordance with the terms of its Limited Partnership Agreement. As of March 31, 2005, Gateway received capital contributions of $1,000 from the General Partners and from the Limited Partners, $10,395,000 in Series 7, $9,980,000 from Series 8, $6,254,000 from Series 9, $5,043,000 from Series 10 and $5,127,000 from Series 11.

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

   As of March 31, 2005, Gateway had invested in 39 Project Partnerships for Series 7, 43 Project Partnerships for Series 8, 24 Project Partnerships for Series 9, 15 Project Partnerships for Series 10 and 12 Project Partnerships for Series 11. Gateway acquired its interests in these properties by becoming a limited partner in the Project Partnerships that own the properties. The primary source of funds for each series is the capital contributions from Limited Partner investors.

   All but eight of the properties are financed with mortgage loans from the Farmers Home Administration (now called United States Department of Agriculture - Rural Development) ("USDA-RD") under Section 515 of the Housing Act of 1949. These mortgage loans are made at low interest rates for multi-family housing in rural and suburban areas, with the requirement that the interest savings be passed on to low income tenants in the form of lower rents. A significant portion of the project partnerships also receive rental assistance from USDA-RD to subsidize certain qualifying tenants. One property in Series 7 received conventional financing. One property in Series 9, two properties in Series 10 and one property in Series 11 are fully financed through the HOME Investment Partnerships Program. These HOME Program loans provide financing at rates of 0 % to 0.5% for a period of 15 to 42 years. One property in Series 11 is partially financed by HOME. Two properties in Series 11 received conventional financing.

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

   Gateway's goal is to invest in a diversified portfolio of Project Partnerships located in rural and suburban locations with a high demand for low income housing. As of March 31, 2005 the Series' investor capital contributions were successfully invested in Project Partnerships which met the investment criteria. Management anticipates that competition for tenants will only be with other low income housing projects and not with conventionally financed housing. With a significant number of rural American households living below the poverty level in substandard housing, management believes there will be a continuing demand for affordable low income housing for the foreseeable future.

   Gateway has no direct employees. Services are performed by the Managing General Partner and its affiliates and by agents retained by it. The Managing General Partner has full and exclusive discretion in management and control of Gateway.

Item 2. Properties

   Gateway owns a majority interest in properties through its limited partnership investments in Project Partnerships. The largest single net investment in a Project Partnership in Series 7 is 1.3% of the Series' total balance sheet assets, Series 8 is 0.4%, Series 9 is 1.4%, Series 10 is 3.7% and Series 11 is 7.3%. The following table provides certain summary information regarding the Project Partnerships in which Gateway had an interest as of December 31, 2004:

SERIES 7
PARTNERSHIP -----------	LOCATION OF PROPERTY -------------------	# OF UNIT ----	DATE ACQUIRED --------	PROPERTY COST --------	OCCU-PANCY RATE -----

Nottingham

Cedar Hollow

Sunrise

Mountain City

Burbank

Washington

Brookstone

Tazewell

N. Irvine

Horton

Manchester

Waynesboro

Lakeland II

Mt. Vernon

Meadow Run

Spring Creek II

Warm Springs

Blue Ridge

Walnut

Pioneer

Dilley

Elsa

Clinch View

Jamestown

Leander

Louisa Sr.

Orchard Commons

Vardaman

Heritage Park

BrooksHollow

Cavalry Crossing

Carson City

Matteson

Pembroke

Robynwood

Atoka

Coalgate

Hill Creek

Cardinal

Pisgah, AL

Waterloo, NE

Mission, SD

Mountain City, TN

Falls City, NE

Bloomfield, NE

McCaysville, GA

New Tazewell, TN

Irvine, KY

Horton, KS

Manchester, GA

Waynesboro, GA

Lakeland, GA

Mt. Vernon, GA

Dawson, GA

Quitman, GA

Warm Springs, GA

Blue Ridge, GA

Elk Point, SD

Mountain View, AR

Dilley, TX

Elsa, TX

Gate City, VA

Jamestown, TN

Leander, TX

Louisa, KY

Crab Orchard, KY

Vardaman, MS

Paze, AZ

Jasper, GA

Ft. Scott, KS

Carson City, KS

Capa, KS

Pembroke, KY

Cynthiana, KY

Atoka, OK

Coalgate, OK

West Blocton, AL

Mountain Home, AR

		18 24 44 40 24 24 40 44 24 24 42 24 30 24 48 24 22 41 24 48 28 40 42 40 36 36 12 24 32 40 40 24 24 16 24 24 24 24 32 -----	6/92 7/92 7/92 8/92 8/92 9/92 9/92 9/92 9/92 9/92 9/92 9/92 9/92 9/92 9/92 9/92 9/92 9/92 9/92 9/92 9/92 9/92 9/92 9/92 9/92 9/92 9/92 9/92 9/92 9/92 9/92 11/92 11/92 12/92 12/92 1/93 1/93 11/93 11/93

724,630

981,291

2,599,037

1,644,237

1,038,175

988,252

1,461,449

1,754,058

1,026,432

932,540

1,474,495

816,325

1,009,647

900,526

1,744,840

808,475

822,966

1,339,143

1,051,011

1,464,416

890,402

1,342,015

1,828,478

1,572,268

1,163,904

1,518,537

479,661

917,568

1,629,781

1,437,999

1,826,822

963,690

954,633

623,304

1,011,684

835,334

828,505

991,546

785,240
----------

100% 100% 100% 100% 96% 58% 100% 100% 100% 75% 100% 100% 100% 92% 98% 100% 91% 98% 100% 100% 89% 98% 98% 98% 100% 100% 92% 96% 91% 100% 88% 83% 100% 81% 100% 100% 88% 100% 88%
		1,195 =====		46,183,316 ==========

An average effective rental per unit is $3,982 per year ($332 per month).

Item 2 - Properties (continued):

SERIES 8
PARTNERSHIP -----------	LOCATION OF PROPERTY -----------	# OF UNIT -----	DATE ACQUIRED --------	PROPERTY COST --------	OCCU- PANCY RATE ------

Purdy

Galena

Antlers 2

Holdenville

Wetumka

Mariners Cove

Mariners Cove Sr.

Antlers

Bentonville

Deerpoint

Aurora

Baxter

Arbor Gate

Timber Ridge

Concordia Sr.

Mountainburg

Lincoln

Fox Ridge

Meadow View

Sheridan

Morningside

Grand Isle

Meadowview

Taylor

Brookwood

Pleasant Valley

Reelfoot

River Rest

Kirskville

Cimmaron

Kenton

Lovingston

Pontotoc

So. Brenchley

Hustonville

Northpoint

Brooks Field

Brooks Lane

Brooks Point

Brooks Run

Logan Heights

Lakeshore 2

Cottondale

Purdy, MO

Galena, KS

Antlers, OK

Holdenville, OK

Wetumka, OK

Marine City, MI

Marine City, MI

Antlers, OK

Bentonville, AR

Elgin, AL

Aurora, MO

Baxter Springs, KS

Bridgeport, AL

Collinsville, AL

Concordia, KS

Mountainburg, AR

Pierre, SD

Russellville, AL

Bridgeport, NE

Auburn, NE

Kenton, OH

Grand Isle, ME

Van Buren, AR

Taylor, TX

Gainesboro, TN

Lynchburg, TN

Ridgely, TN

Newport, TN

Kirksville, MO

Arco, ID

Kenton, OH

Lovingston, VA

Pontotoc, MS

Rexburg, ID

Hustonville, KY

Jackson, KY

Louisville, GA

Clayton, GA

Dahlonega, GA

Jasper, GA

Russellville, KY

Tuskegee, AL

Cottondale, FL

16 24 24 24 24 32 24 36 24 24 28 16 24 24 24 24 25 24 16 16 32 16 29 44 44 33 20 34 24 24 46 64 36 30 16 24 32 36 41 24 24 36 25 -----

12/92

12/92

1/93

1/93

1/93

1/93

1/93

3/93

3/93

3/93

3/93

4/93

5/93

5/93

5/93

6/93

5/93

6/93

6/93

6/93

6/93

6/93

8/93

9/93

9/93

9/93

9/93

9/93

9/93

9/93

9/93

9/93

10/93

10/93

10/93

10/93

10/93

10/93

10/93

10/93

11/93

12/93

1/94

589,593

793,842

787,859

892,598

812,853

1,312,357

1,016,907

1,321,039

758,489

932,474

914,066

561,950

942,104

919,225

826,389

883,990

1,128,108

902,785

994,717

782,128

1,189,817

1,168,437

727,767

1,529,792

1,812,406

1,358,100

829,848

1,404,539

831,492

1,134,652

1,781,759

2,731,196

1,340,968

1,575,088

697,695

1,088,279

1,177,691

1,355,685

1,659,514

924,678

951,730

1,427,503

948,319
----------

94% 96% 92% 96% 100% 94% 96% 86% 96% 79% 93% 88% 88% 92% 88% 88% 100% 92% 100% 94% 100% 63% 94% 100% 95% 100% 100% 97% 92% 83% 93% 100% 100% 100% 94% 96% 100% 100% 100% 100% 88% 100% 96%
		1,207 =====		47,720,428 ==========

An average effective rental per unit is $3,894 per year ($325 per month).

Item 2 - Properties (continued):

SERIES 9
PARTNERSHIP -----------	LOCATION OF PROPERTY -----------	# OF UNIT -----	DATE ACQUIRED --------	PROPERTY COST --------	OCCU-PANCY RATE ------

Jay

Boxwood

Stilwell 3

Arbor Trace

Arbor Trace 2

Omega

Cornell 2

Elm Creek

Marionville

Lamar

Mt. Glen

Centreville

Skyview

Sycamore

Bradford

Cedar Lane

Stanton

Abernathy

Pembroke

Meadowview

Town Branch

Fox Run

Maple Street

Manchester

Jay, OK

Lexington, TX

Stilwell, OK

Lake Park, GA

Lake Park, GA

Omega, GA

Watertown, SD

Pierre, SD

Marionville, MO

Lamar, AR

Heppner, OR

Centreville, AL

Troy, AL

Coffeyville, KS

Cumberland, KY

London, KY

Stanton, KY

Abernathy, TX

Pembroke, KY

Greenville, AL

Mt. Vernon, KY

Ragland, AL

Emporium, PA

Manchester, GA

		24 24 16 24 42 36 24 24 20 24 24 24 36 40 24 24 24 24 24 24 24 24 32 18 -----	9/93 9/93 9/93 11/93 11/93 11/93 11/93 11/93 11/93 12/93 12/93 12/93 12/93 12/93 12/93 12/93 12/93 1/94 1/94 2/94 12/93 3/94 3/94 5/94

810,597

770,939

587,132

918,358

1,806,434

1,407,304

1,188,260

1,208,680

719,608

904,325

1,078,555

980,387

1,418,897

1,837,170

1,055,632

1,008,022

1,001,158

781,898

1,006,295

1,136,913

984,410

978,194

1,712,081

735,614
----------

96% 100% 75% 100% 100% 97% 92% 75% 90% 92% 92% 96% 97% 95% 100% 100% 96% 100% 88% 96% 100% 92% 97% 94%
		624 =====		26,036,863 ==========

An average effective rental per unit is $3,845 per year ($320 per month).

Item 2 - Properties (continued):

SERIES 10
PARTNERSHIP -----------	LOCATION OF PROPERTY -----------	# OF UNIT -----	DATE ACQUIRED --------	PROPERTY COST --------	OCCU-PANCY RATE ------
Redstone Albany Oak Terrace Wellshill Applegate Heatherwood Peachtree Donna Wellsville Tecumseh Clay City Irvine West New Castle Stigler Courtyard	Challis, ID Albany, KY Bonifay, FL West Liberty, KY Florence, AL Alexander, AL Gaffney, SC Donna, TX Wellsville, NY Tecumseh, NE Clay City, KY Irvine, KY New Castle, KY Stigler, OK Huron, SD	24 24 18 32 36 36 28 50 24 24 24 24 24 20 21 ----	11/93 1/94 1/94 1/94 2/94 2/94 3/94 1/94 2/94 4/94 5/94 5/94 5/94 7/94 8/94	1,152,701 1,042,529 664,480 1,350,944 1,852,432 1,620,254 1,092,796 1,778,667 1,383,576 1,129,704 1,039,008 1,093,707 1,023,606 754,056 777,951 ----------	83% 100% 100% 100% 86% 97% 89% 100% 96% 92% 100% 96% 96% 100% 90%
		409 ====		17,756,411 ==========

An average effective rental per unit is $3,913 per year ($326 per month).

Item 2 - Properties (continued):

SERIES 11
PARTNERSHIP -----------	LOCATION OF PROPERTY -----------	# OF UNIT -----	DATE ACQUIRED --------	PROPERTY COST --------	OCCU-PANCY RATE -----
Homestead Mountain Oak Eloy Gila Bend Creekstone Tifton Cass Towne Warsaw Royston Red Bud Cardinal Parsons	Pinetop, AZ Collinsville, AL Eloy, AZ Gila Bend, AZ Dallas, GA Tifton, GA Cartersville, GA Warsaw, VA Royston, GA Mokane, MO Mountain Home, AR Parsons, KS	32 24 24 36 40 36 10 56 25 8 32 38 ----	9/94 9/94 11/94 11/94 12/94 12/94 12/94 12/94 12/94 12/94 12/94 12/94	1,810,132 888,793 997,127 1,371,805 2,008,604 1,706,886 329,002 3,366,105 935,159 301,564 512,292 1,376,239 ---------	97% 79% 83% 81% 95% 97% 100% 100% 100% 88% 94% 76%
		361 ====	15,603,708 ==========

An average effective rental per unit is $4,213 per year ($351 per month).

Item 2 - Properties (continued):

A summary of the cost of the properties at December 31, 2004, 2003 and 2002 is as follows:
                                      12/31/04
	SERIES 7	SERIES 8	SERIES 9
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum. Depreciation Properties, Net	$ 1,632,366 387,220 42,243,157 1,920,573 0 ----------- 46,183,316 17,552,593 ----------- $28,630,723 ===========	$ 1,978,809 416,985 43,408,843 1,915,791 0 ----------- 47,720,428 17,821,451 ----------- $29,898,977 ===========	$ 1,099,659 191,080 23,642,433 1,096,825 6,866 ----------- 26,036,863 8,872,295 ----------- $17,164,568 ===========

	SERIES 10	SERIES 11	TOTAL
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum. Depreciation Properties, Net	$ 648,625 94,649 16,376,552 636,585 0 ----------- 17,756,411 5,103,348 ----------- $12,653,063 ===========	$ 599,197 18,163 14,401,963 584,385 0 ----------- 15,603,708 4,809,337 ----------- $10,794,371 ===========	$ 5,958,656 1,108,097 140,072,948 6,154,159 6,866 ------------ 153,300,726 54,159,024 ------------ $ 99,141,702 ============

                                      12/31/03
	SERIES 7	SERIES 8	SERIES 9
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum. Depreciation Properties, Net	$ 1,725,382 230,375 42,171,835 1,863,080 0 ----------- 45,990,672 16,066,571 ----------- $29,924,101 ===========	$ 1,978,809 458,457 43,376,314 1,837,939 0 ----------- 47,651,519 16,318,595 ----------- $31,332,924 ===========	$ 1,099,659 191,080 23,642,954 1,080,527 6,866 ----------- 26,021,086 8,088,865 ----------- $17,932,221 ===========

	SERIES 10	SERIES 11	TOTAL
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum. Depreciation Properties, Net	$ 648,625 62,866 16,354,880 607,108 0 ----------- 17,673,479 4,636,704 ----------- $13,036,775 ===========	$ 599,197 18,163 14,394,066 560,216 0 ----------- 15,571,642 4,302,127 ----------- $11,269,515 ===========	$ 6,051,672 960,941 139,940,049 5,948,870 6,866 ------------ 152,908,398 49,412,862 ------------ $103,495,536 ============

   12/31/02
	SERIES 7	SERIES 8	SERIES 9
Land Land Improvements Buildings Furniture and Fixtures Properties, at Cost Less: Accum. Depreciation Properties, Net	$ 1,634,610 206,488 42,091,649 1,752,517 ----------- 45,685,264 14,581,914 ----------- $31,103,350 ===========	$ 1,978,809 441,428 43,361,894 1,759,346 ----------- 47,541,477 14,711,554 ----------- $32,829,923 ===========	$ 1,099,659 191,080 23,636,482 1,056,807 ----------- 25,984,028 7,296,692 ----------- $18,687,336 ===========

	SERIES 10	SERIES 11	TOTAL
Land Land Improvements Buildings Furniture and Fixtures Properties, at Cost Less: Accum. Depreciation Properties, Net	$ 648,625 62,866 16,357,375 568,197 ----------- 17,637,063 4,174,124 ----------- $13,462,939 ===========	$ 599,197 4,695 14,357,965 514,886 ----------- 15,476,743 3,784,175 ----------- $11,692,568 ===========	$ 5,960,900 906,557 139,805,365 5,651,753 ------------ 152,324,575 44,548,459 ------------ $107,776,116 ============

Item 3. Legal Proceedings

   Gateway is not a party to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

   As of March 31, 2005, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

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

   (b)   Approximate Number of Equity Security Holders:

                                               Number of Holders
     Title of Class                           as of March 31, 2005
Limited Partner Interest                              2,254
General Partner Interest                                  2

Item 6. Selected Financial Data

FOR THE YEARS ENDED MARCH 31,
SERIES 7	2005 ----	2004 ----	2003 ----	2002 ----	2001 ----
Total Revenues	$ 24,233	$ 14,725	$ 23,088	$ 24,734	$ 12,886
Net Loss	(261,487)	(261,362)	(233,056)	(390,210)	(508,769)
Equity in Losses of Project Partnerships	(139,599)	(130,277)	(137,118)	(317,296)	(434,461)
Total Assets	1,561,768	1,737,330	1,979,828	2,171,233	2,509,975
Investments In Project Partnerships	965,655	1,127,941	1,278,834	1,436,847	1,773,751
Per Weighted Average Limited Partnership Unit: (A) Tax Credits Portfolio Income Passive Loss	21.36 4.56 (109.79)	92.87 5.38 (121.02)	163.08 6.94 (113.17)	163.08 11.28 (129.83)	161.40 13.30 (131.90)
Net Loss	(24.90)	(24.89)	(22.20)	(37.16)	(48.45)

FOR THE YEARS ENDED MARCH 31,
SERIES 8	2005 ----	2004 ----	2003 ----	2002 ----	2001 ----
Total Revenues	$ 16,447	$ 20,098	$ 19,195	$ 10,297	$ 7,011
Net Loss	(179,166)	(176,442)	(193,325)	(365,765)	(539,766)
Equity in Losses of Project Partnerships	(41,395)	(39,434)	(82,830)	(272,241)	(457,729)
Total Assets	1,013,718	1,163,295	1,305,623	1,442,531	1,749,931
Investments In Project Partnerships	461,161	512,795	560,231	654,569	940,463
Per Weighted Average Limited Partnership Unit: (A) Tax Credits Portfolio Income Passive Loss	56.12 5.23 (121.46)	140.61 5.04 (127.45)	162.03 7.29 (125.60)	162.38 11.09 (142.75)	160.80 12.30 (141.80)
Net Loss	(17.77)	(17.50)	(19.18)	(36.28)	(53.54)

FOR THE YEARS ENDED MARCH 31,
SERIES 9	2005 ----	2004 ----	2003 ----	2002 ----	2001 ----
Total Revenues	$ 7,752	$ 4,246	$ 4,433	$ 4,800	$ 1,719
Net Loss	(234,846)	(311,941)	(346,402)	(407,619)	(457,177)
Equity in Losses of Project Partnerships	(157,684)	(230,291)	(279,770)	(355,237)	(409,450)
Total Assets	1,180,228	1,395,878	1,676,155	1,982,691	2,326,088
Investments In Project Partnerships	798,862	967,040	1,211,933	1,506,444	1,849,358
Per Weighted Average Limited Partnership Unit: (A) Tax Credits Portfolio Income Passive Loss	102.00 3.98 (105.86)	153.39 4.44 (112.92)	154.93 6.10 (127.50)	154.93 9.42 (136.20)	153.40 11.40 (130.00)
Net Loss	(37.18)	(49.38)	(54.84)	(64.53)	(72.37)

FOR THE YEARS ENDED MARCH 31,
SERIES 10	2005 ----	2004 ----	2003 ----	2002 ----	2001 ----
Total Revenues	$ 2,511	$ 1,932	$ 750	$ 0	$ 0
Net Loss	(186,236)	(228,743)	(246,694)	(227,243)	(321,107)
Equity in Losses of Project Partnerships	(133,597)	(175,628)	(201,773)	(191,862)	(292,747)
Total Assets	1,945,888	2,223,393	2,442,508	2,674,512	2,889,469
Investments In Project Partnerships	1,661,049	1,815,475	2,014,742	2,232,728	2,451,287
Per Weighted Average Limited Partnership Unit: (A) Tax Credits Portfolio Income Passive Loss	106.09 6.36 111.19	151.14 6.94 (89.01)	151.14 8.34 (93.89)	151.14 10.98 (96.98)	149.60 12.50 (105.00)
Net Loss	36.58	(44.91)	(48.43)	(44.61)	(63.04)

FOR THE YEARS ENDED MARCH 31,
SERIES 11	2005 ----	2004 ----	2003 ----	2002 ----	2001 ----
Total Revenues	$ 2,783	$ 2,182	$ 0	$ 0	$ 0
Net Loss	(153,967)	(143,577)	(207,311)	(209,234)	(202,390)
Equity in Losses of Project Partnerships	(112,606)	(101,608)	(169,857)	(180,099)	(181,405)
Total Assets	3,034,176	3,228,629	3,377,050	3,590,467	3,797,213
Investments In Project Partnerships	2,664,780	2,799,412	2,914,130	3,111,560	3,328,681
Per Weighted Average Limited Partnership Unit: (A) Tax Credits Portfolio Income Passive Loss	145.72 4.33 99.03	147.19 4.71 (75.39)	147.20 6.21 (61.45)	147.20 10.16 (56.98)	145.70 11.70 (61.40)
Net Loss	29.73	(27.72)	(40.03)	(40.40)	(39.08)
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

   As disclosed on the statement of operations for each Series, except as described below, interest income is comparable for the years ended March 31, 2005, March 31, 2004 and March 31, 2003.

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

   Series 7 - Gateway closed this series on October 16, 1992 after receiving $10,395,000 from 635 Limited Partner investors. As of March 31, 2005, the series had invested $7,732,089 in 39 Project Partnerships located in 14 states containing 1,195 apartment units. Average occupancy of the Project Partnerships was 96% at December 31, 2004.

Equity in losses of Project Partnerships for the year ended March 31, 2004 of $130,277 were comparable to the Equity in Losses of Project Partnerships for the year ended March 31, 2005 of $139,599. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. (These Project Partnerships reported depreciation and amortization of $1,467,030, $1,489,791 and $1,494,903 for the periods ended December 31, 2002, 2003 and 2004, respectively.) As a result, management expects that this Series, as well as the Series described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall management believes the Project Partnerships are operating as expected and are generating tax credits, which meet projections.

   At March 31, 2005, the Series had $383,342 of short-term investments (Cash and Cash Equivalents). It also had $212,771 in Zero Coupon Treasuries with annual maturities providing $72,000 in fiscal year 2005 increasing to $86,000 in fiscal year 2008. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $261,487 for the year ending March 31, 2005. However, after adjusting for Equity in Losses of Project Partnerships of $139,599 and the changes in operating assets and liabilities, net cash used in operating activities was $29,828. Cash provided by investing activities totaled $69,297 consisting of $39,581 in cash distributions from the Project Partnerships and $29,716 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

   Series 8 - Gateway closed this Series on June 28, 1993 after receiving $9,980,000 from 664 Limited Partner investors. As of March 31, 2005, the series had invested $7,586,105 in 43 Project Partnerships located in 18 states containing 1,207 apartment units. Average occupancy of the Project Partnerships was 95% at December 31, 2004.

   Equity in Losses of Project Partnerships decreased from $82,830 for the year ended March 31, 2003 to $39,434 for the year ended March 31, 2004 and increased to $41,395 for the year ended March 31, 2005. The decreases resulted from not including suspended losses, which increased from $865,760 for the year ended March 31, 2003 to $937,357 for the year ended March 31, 2004 and decreased to $843,660 for the year ended March 31, 2005, as these losses would reduce the investment in Project Partnerships below zero. (These Project Partnerships reported depreciation and amortization of $1,516,946, $1,525,330 and $1,512,305 for the periods ended December 31, 2002, 2003 and 2004, respectively.) Overall management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

   At March 31, 2005, the Series had $325,662 of short-term investments (Cash and Cash Equivalents). It also had $202,675 in Zero Coupon Treasuries with annual maturities providing $72,000 in fiscal year 2005 increasing to $82,000 in fiscal year 2008. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $179,166 for the year ending March 31, 2005. However, after adjusting for Equity in Losses of Project Partnerships of $41,395 and the changes in operating assets and liabilities, net cash used in operating activities was $102,448 of which $60,000 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $54,211 consisting of $24,132 received in cash distributions from the Project Partnerships and $30,079 from matured Zero Coupon Treasuries. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee. There were no unusual events or trends to describe.

   Series 9 - Gateway closed this Series on September 30, 1993 after receiving $6,254,000 from 406 Limited Partner investors. As of March 31, 2005, the series had invested $4,914,116 in 24 Project Partnerships located in 11 states containing 624 apartment units. Average occupancy of the Project Partnerships was 95% at December 31, 2004.

   The Equity in Losses of Project Partnerships decreased from $279,770 for the year ended March 31, 2003 to $230,291 for the year ended March 31, 2004 to $157,684 for the year ended March 31, 2005. The decrease from March 31, 2003 to March 31, 2004 was a primarily a result of an increase in Project Partnership rental revenue for 2004 offset by a reduction in the amount of suspended losses for the year. The decrease from March 31, 2004 to March 31, 2005 was primarily a result of increased Project Partnership rental revenue of approximately $110,000 offset by an increase in Project Partnership operating expenses of approximately $46,000. (These Project Partnerships reported depreciation and amortization of $807,268, $792,503 and $786,226 for the years ended December 31, 2002, 2003 and 2004, respectively.) Overall management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

   At March 31, 2005, the Series had $229,897 of short-term investments (Cash and Cash Equivalents). It also had $151,469 in Zero Coupon Treasuries with annual maturities providing $39,000 in fiscal year 2005 increasing to $47,000 in fiscal year 2009. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $234,846 for the period ending March 31, 2005. After adjusting for Equity in Losses of Project Partnerships of $157,684 and the changes in operating assets and liabilities, net cash used in operating activities was $54,646. Cash provided by investing activities totaled $35,641 consisting of $15,869 received in cash distributions from the Project Partnerships and $19,772 from matured Zero Coupon

Treasuries. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee. There were no unusual events or trends to describe.

   Series 10 - Gateway closed this Series on January 21, 1994 after receiving $5,043,000 from 325 Limited Partner investors. As of March 31, 2005, the series had invested $3,914,672 in 15 Project Partnerships located in 10 states containing 409 apartment units. Average occupancy of the Project Partnerships was 95% at December 31, 2004.

   The Equity in Losses of Project Partnerships decreased from $175,628 for the year ended March 31, 2004 to $133,597 for the year ended March 31, 2005 as a result of not including losses of $73,357, as these losses would reduce the investment in certain Project Partnerships below zero. Equity in Losses of Project Partnerships decreased from $201,773 for the year ended March 31, 2003 to $175,628 for the year ended March 31, 2004 primarily as a result of an increase in total revenues of approximately $94,000 offset by an increase in total expenses of approximately $71,000. (These Project Partnerships reported depreciation and amortization of $465,739, $465,268 and $469,719 for the years ended December 31, 2002, 2003, and 2004 respectively.) Overall management believes the Project Partnerships are operating as expected and are generating tax credits, which meet projections.

   At March 31, 2005, the Series had $142,638 of short-term investments (Cash and Cash Equivalents). It also had $142,201 in Zero Coupon Treasuries with annual maturities providing $28,000 in fiscal year 2005 increasing to $40,000 in fiscal year 2010. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had net loss of $186,326 for the year ending March 31, 2005. After adjusting for Equity in Losses of Project Partnerships of $133,597 and the changes in operating assets and liabilities, net cash used in operating activities was $138,256 of which $125,000 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $33,047 consisting of $19,197 received in cash distributions from the Project Partnerships and $13,850 from matured Zero Coupon Treasuries. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee. There were no unusual events or trends to describe.

   Series 11 - Gateway closed this Series on April 29, 1994 after receiving $5,127,000 from 330 Limited investors. As of March 31, 2005 the series had invested $4,128,042 in 12 Project Partnerships located in 7 states containing 361 apartments. Average occupancy of the Project Partnerships was 91% at December 31, 2004.

   Equity in losses of Project Partnerships were comparable for the years ended March 31, 2004 and 2005. Equity in losses decreased from $169,857 for the year ended March 31, 2003 to $101,608 for the year ended March 31, 2004 primarily as a result of an increase in the amount of suspended losses. (These Project Partnerships reported depreciation and amortization of $530,098, $530,705 and $511,998 for the periods ended December 31, 2002, 2003 and 2004.) Overall management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

   At March 31, 2005, the Series had $199,931 of short-term investments (Cash and Cash Equivalents). It also had $161,174 in Zero Coupon Treasuries with annual maturities providing $34,000 in fiscal year 2005 increasing to $44,000 in fiscal year 2010. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had net loss of $153,967 for the year ending March 31, 2005. After adjusting for Equity in Losses of Project Partnerships of $112,606 and the changes in operating assets and liabilities, net cash used in operating activities was $81,790 of which $164,000 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $34,083 consisting of $15,617 from matured Zero Coupon Treasures and $18,466 received in cash distributions from Project Partnerships. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee. There were no unusual events or trends to describe.

Disclosure of Contractual Obligations
		Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations
Capital Lease Obligations
Operating Lease Obligations
Purchase Obligations
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	1,664,412 (1)	121,591	188,071	0	1,354,750

(1)  The Other Long-Term Liabilities represent the asset management fees owed to the General Partners as of 03/31/2005. It is unsecured, due on demand and, in accordance with the limited partnership agreement, non-interest bearing. As referred to in Note 4, the Managing General Partner does not intend to demand payment of the portion of this balance reflected as due in greater than one year within the next 12 months.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Gateway Tax Credit Fund III Ltd.

   We have audited the accompanying balance sheets of each of the five Series (Series 7 through 11) constituting Gateway Tax Credit Fund III Ltd. (a Florida Limited Partnership) as of March 31, 2005 and 2004 and the related statements of operations, partners' equity (deficit), and cash flows of each of the five Series for each of the three years in the period then ended.  These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Project Partnerships for which the net investments included on the balance sheets as of March 31, 2005 and 2004 and net losses included on the statements of operations for each of the three years in the period ended March 31, 2005 are:
	Net Investment March 31, ---------		Partnership Loss Year Ended March 31, ---------------------
	2005 ----	2004 ----	2005 ----	2004 ----	2003 ----

Series 7	$4,735	$808,615	$50,787	$ 82,642	$ 70,059
Series 8	48,806	349,287	19,399	28,185	68,561
Series 9	432,006	629,110	70,613	157,657	149,650
Series 10	1,095,709	1,415,934	70,185	116,811	109,420
Series 11	1,743,260	2,304,735	42,047	61,998	171,160

Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such underlying partnerships, is based solely on the reports of the other auditors.

   We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

   In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of each of the five Series (Series 7 through 11) constituting Gateway Tax Credit Fund III Ltd. as of March 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

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

                                         /s/ Spence, Marston, Bunch, Morris & Co.
                                         SPENCE, MARSTON, BUNCH, MORRIS & CO.
                                         Certified Public Accountants

Clearwater, Florida
June 27, 2005

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEET
MARCH 31, 2005 AND 2004
SERIES 7	2005 ----	2004 ----

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long Term Liabilities:
 Payable to General Partners

Partners' Equity (deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at March 31, 2005 and 2004)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  383,342
72,445
-----------
455,787

140,326
965,655
-----------
$1,561,768
===========

$   53,630
-----------
53,630
-----------

557,979
-----------

1,031,936
(81,777)
-----------
950,159
-----------
$1,561,768
===========

$  343,873
67,834
-----------
411,707

197,682
1,127,941
-----------
$1,737,330
===========

$   72,070
-----------
72,070
-----------

453,614
-----------

1,290,808
(79,162)
-----------
1,211,646
-----------
$1,737,330
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEET
MARCH 31, 2005 AND 2004
SERIES 8	2005 ----	2004 ----

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities
 Accounts Receivable

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long Term Liabilities:
 Payable to General Partners

Partners' Equity (deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043
for Series 10 and 5,127 for Series 11 at March 31, 2005 and 2004)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$ 325,662
67,927
24,220
---------417,809

134,748
461,161
---------$1,013,718
==========

$  45,110
----------
45,110
----------

594,397
----------

458,094
(83,883)
----------
374,211
----------
$1,013,718
==========

$ 373,899
63,292
24,220
---------461,411

189,089
512,795
---------$1,163,295
==========

$  56,210
----------
56,210
----------

553,708
---------

635,468
(82,091)
----------
553,377
----------
$1,163,295
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEET
MARCH 31, 2005 AND 2004
SERIES 9	2005 ----	2004 ----

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities
 Accounts Receivable

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long Term Liabilities:
 Payable to General Partners

Partners' Equity (deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at March 31, 2005 and 2004)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  229,897
38,890
0
-----------
268,787

112,579
798,862
-----------
$1,180,228
===========

$   25,407
-----------
25,407
-----------

379,140
-----------

822,760
(47,079)
-----------
775,681
-----------
$1,180,228
===========

$  248,902
37,028
600
-----------
286,530

142,308
967,040
-----------
$1,395,878
===========

$   24,890
-----------
24,890
-----------

360,461
-----------

1,055,258
(44,731)
-----------
1,010,527
-----------
$1,395,878
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEET
MARCH 31, 2005 AND 2004
SERIES 10	2005 ----	2004 ----

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

    Total Current Liabilities

Long Term Liabilities:
 Payable to General Partners

Partners' Equity (deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at March 31, 2005 and 2004)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  142,638
29,480
-----------
172,118

112,721
1,661,049
-----------
$1,945,888
===========

$   28,777
-----------
28,777
-----------

11,305
-----------

1,930,927
(25,121)
-----------
1,905,806
-----------
$1,945,888
===========

$  247,847
27,571
-----------
275,418

132,500
1,815,475
-----------
$2,223,393
===========

$   34,508
-----------
34,508
-----------

96,753
-----------

2,115,390
(23,258)
-----------
2,092,132
-----------
$2,223,393
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEET
MARCH 31, 2005 AND 2004
SERIES 11	2005 ----	2004 ----

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities
 Receivable from General Partner

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long Term Liabilities:
 Payable to General Partners

Partners' Equity (deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at March 31, 2005 and 2004
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  199,931
33,838
8,291
-----------
242,060

127,336
2,664,780
-----------
$3,034,176
===========

$        0
-----------
0
-----------

0
-----------

3,049,825
(15,649)
-----------
3,034,176
-----------
$3,034,176
===========

$  247,638
31,987
0
-----------
279,625

149,592
2,799,412
-----------
$3,228,629
===========

$   39,680
-----------
39,680
-----------

806
-----------

3,202,252
(14,109)
-----------
3,188,143
-----------
$3,228,629
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEET
MARCH 31, 2005 AND 2004
TOTAL SERIES 7 -11	2005 ----	2004 ----

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities
 Accounts Receivable
 Receivable from General Partner

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long Term Liabilities:
 Payable to General Partners

Partners' Equity (deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at March 31, 2005 and 2004)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$ 1,281,470
242,580
24,220
8,291
------------
1,556,561

627,710
6,551,507
------------
$ 8,735,778
============

$   152,924
-----------
152,924
-----------

1,542,821
-----------

7,293,542
(253,509)
-----------
7,040,033
-----------
$ 8,735,778
============

$ 1,462,159
227,712
24,820
0
------------
1,714,691

811,171
7,222,663
------------
$ 9,748,525
============

$   227,358
-----------
227,358
-----------

1,465,342
-----------

8,299,176
(243,351)
-----------
8,055,825
-----------
$ 9,748,525
============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,
SERIES 7	2005 ----	2004 ----	2003 ----

Revenues:
  Distribution Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of  Project Partnerships and Other  Income
Equity in Losses of Project  Partnerships
Interest Income

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee Certificate
Number of Beneficial Assignee Certificates Outstanding

$  24,233
----------
24,233
----------

86,447

56,857
18,197
7,089
----------
168,590
----------

(144,357)

(139,599)
22,469
----------
$ (261,487)
===========

$ (258,872)
(2,615)
----------
$ (261,487)
===========

$   (24.90)
===========
10,395
===========

$  14,725
----------
14,725
----------

86,749

56,842
19,538
6,643
----------
169,772
----------

(155,047)

(130,277)
23,962
----------
$ (261,362)
===========

$ (258,748)
(2,614)
----------
$ (261,362)
===========

$   (24.89)
===========
10,395
===========

$ 23,088
----------
23,088
----------

87,082

32,765
21,107
6,684
----------
147,638
----------

(124,550)

(137,118)
28,612
----------
$ (233,056)
===========

$ (230,725)
(2,331)
----------
$ (233,056)
===========

$   (22.20)
===========
10,395
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,
SERIES 8	2005 ----	2004 ----	2003 ----

Revenues:
  Distribution Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of  Project Partnerships and Other  Income
Equity in Losses of Project  Partnerships
Interest Income

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial
Assignee Certificate
Number of Beneficial Assignee
Certificates Outstanding

$  16,447
----------
16,447
----------

89,908

62,689
19,352
2,553
----------
174,502
----------

(158,055)

(41,395)
20,284
----------
$(179,166)
==========

$(177,374)
(1,792)
----------
$(179,166)
==========

$  (17.77)
==========
9,980
==========

$  20,098
----------
20,098
----------

90,313

62,671
22,850
3,072
----------
178,906
----------

(158,808)

(39,434)
21,800
----------
$(176,442)
==========

$(174,678)
(1,764)
----------
$(176,442)
==========

$  (17.50)
==========
9,980
==========

$  19,195
----------
19,195
----------

90,730

36,127
24,723
4,740
----------
156,320
----------

(137,125)

(82,830)
26,630
----------
$(193,325)
==========

$(191,392)
(1,933)
----------
$(193,325)
==========

$  (19.18)
==========
9,980
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,
SERIES 9	2005 ----	2004 ----	2003 ----

Revenues:
  Distribution Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of  Project Partnerships and Other  Income
Equity in Losses of Project
 Partnerships
Interest Income

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial
Assignee Certificate
Number of Beneficial Assignee
Certificates Outstanding

$  7,752
----------
7,752
----------

49,509

34,990
11,260
2,377
----------
98,136
----------

(90,384)

(157,684)
13,222
----------
$(234,846)
==========

$(232,498)
(2,348)
----------
$(234,846)
==========

$  (37.18)
==========
6,254
==========

$  4,246
----------
4,246
----------

49,711

34,979
11,731
3,082
----------
99,503
----------

(95,257)

(230,291)
13,607
----------
$(311,941)
==========

$(308,822)
(3,119)
----------
$(311,941)
==========

$  (49.38)
==========
6,254
==========

$  4,433
----------
4,433
----------

49,865

20,164
13,875
3,256
----------
87,160
----------

(82,727)

(279,770)
16,095
----------
$(346,402)
==========

$(342,938)
(3,464)
----------
$(346,402)
==========

$  (54.84)
==========
6,254
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,
SERIES 10	2005 ----	2004 ----	2003 ----

Revenues:
  Distribution Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of  Project Partnerships and Other
 Income
Equity in Losses of Project
 Partnerships
Interest Income

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee Certificate
Number of Beneficial Assignee Certificates Outstanding

$  2,511
----------
2,511
----------

33,819

21,868
8,149
4,141
----------
67,977
----------

(65,466)

(133,597)
12,737
----------
$(186,326)
==========

$(184,463)
(1,863)
----------
$(186,326)
==========

$  (36.58)
==========
5,043
==========

$  1,932
----------
1,932
----------

33,890

21,863
7,968
4,578
----------
68,299
----------

(66,367)

(175,628)
13,252
----------
$(228,743)
==========

$(226,456)
(2,287)
----------
$(228,743)
==========

$  (44.91)
==========
5,043
==========

$  750
----------
750
----------

34,013

12,601
9,699
4,812
----------
61,125
----------

(60,375)

(201,773)
15,454
----------
$(246,694)
==========

$(244,227)
(2,467)
----------
$(246,694)
==========

$  (48.43)
==========
5,043
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,
SERIES 11	2005 ----	2004 ----	2003 ----

Revenues:
  Distribution Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of  Project Partnerships and Other  Income
Equity in Losses of Project
 Partnerships
Interest Income

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial
Assignee Certificate
Number of Beneficial Assignee
Certificates Outstanding

$  2,783
----------
2,783
----------

28,021

17,494
7,404
6,343
----------
59,262
----------

(56,479)

(112,606)
15,118
----------
$(153,967)
==========

$(152,427)
(1,540)
----------
$(153,967)
==========

$  (29.73)
==========
5,127
==========

$  2,182
----------
2,182
----------

28,254

17,491
7,549
6,726
----------
60,020
----------

(57,838)

(101,608)
15,869
----------
$(143,577)
==========

$(142,141)
(1,436)
----------
$(143,577)
==========

$  (27.72)
==========
5,127
==========

$  0
----------
0
----------

28,518

10,081
8,782
8,296
----------
55,677
----------

(55,677)

(169,857)
18,223
----------
$(207,311)
==========

$(205,238)
(2,073)
----------
$(207,311)
==========

$  (40.03)
==========
5,127
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,
TOTAL SERIES 7 - 11	2005 ----	2004 ----	2003 ----

Revenues:
  Distribution Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses
 of Project Partnerships and Other  Income
Equity in Losses of Project
 Partnerships
Interest Income

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

$    53,726
-----------
53,726
-----------

287,704

193,898
64,362
22,503
-----------
568,467
-----------

(514,741)

(584,881)
83,830
-----------
$(1,015,792)
============

$(1,005,634)
(10,158)
------------
$(1,015,792)
============

$    43,183
-----------
43,183
-----------

288,917

193,846
69,636
24,101
-----------
576,500
-----------

(533,317)

(677,238)
88,490
-----------
$(1,122,065)
============

$(1,110,845)
(11,220)
------------
$(1,122,065)
============

$   47,466
-----------
47,466
-----------

290,208

111,738
78,186
27,788
-----------
507,920
-----------

(460,454)

(871,348)
105,014
-----------
$(1,226,788)
============

$(1,214,520)
(12,268)
------------
$(1,226,788)
============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (deficit)

FOR THE YEARS ENDED MARCH 31, 2005, 2004 AND 2003:

SERIES 7	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2002 Net Loss Balance at March 31, 2003 Net Loss Balance at March 31, 2004 Net Loss Balance at March 31, 2005	$1,780,281 (230,725) ----------- 1,549,556 (258,748) ----------- 1,290,808 (258,872) ----------- $1,031,936 ===========	$ (74,217) (2,331) ----------- (76,548) (2,614) ----------- (79,162) (2,615) ----------- $ (81,777) ===========	$1,706,064 (233,056) ----------- 1,473,008 (261,362) ----------- 1,211,646 (261,487) ----------- $ 950,159 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (deficit)

FOR THE YEARS ENDED MARCH 31, 2005, 2004 AND 2003:
SERIES 8	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2002 Net Loss Balance at March 31, 2003 Net Loss Balance at March 31, 2004 Net Loss Balance at March 31, 2005	$1,001,538 (191,392) ----------- 810,146 (174,678) ----------- 635,468 (177,374) ----------- $ 458,094 ===========	$ (78,394) (1,933) ---------- (80,327) (1,764) ---------- (82,091) (1,792) ---------- $ (83,883) ==========	$ 923,144 (193,325) ----------- 729,819 (176,442) ----------- 553,377 (179,166) ----------- $ 374,211 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (deficit)

FOR THE YEARS ENDED MARCH 31, 2005, 2004 AND 2003:
SERIES 9	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2002 Net Loss Balance at March 31, 2003 Net Loss Balance at March 31, 2004 Net Loss Balance at March 31, 2005	$1,707,018 (342,938) ----------- 1,364,080 (308,822) ----------- 1,055,258 (232,498) ----------- $ 822,760 ===========	$ (38,148) (3,464) ---------- (41,612) (3,119) ---------- (44,731) (2,348) ---------- $ (47,079) ==========	$1,668,870 (346,402) ----------- 1,322,468 (311,941) ----------- 1,010,527 (234,846) ----------- $ 775,681 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (deficit)

FOR THE YEARS ENDED MARCH 31, 2005, 2004 AND 2003:
SERIES 10	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2002 Net Loss Balance at March 31, 2003 Net Loss Balance at March 31, 2004 Net Loss Balance at March 31, 2005	$2,586,073 (244,227) ----------- 2,341,846 (226,456) ----------- 2,115,390 (184,463) ----------- $1,930,927 ===========	$ (18,504) (2,467) ---------- (20,971) (2,287) ---------- (23,258) (1,863) ---------- $ (25,121) ==========	$2,567,569 (246,694) ----------- 2,320,875 (228,743) ----------- 2,092,132 (186,326) ----------- $1,905,806 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (deficit)

FOR THE YEARS ENDED MARCH 31, 2005, 2004 AND 2003:
SERIES 11	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2002 Net Loss Balance at March 31, 2003 Net Loss Balance at March 31, 2004 Net Loss Balance at March 31, 2005	$3,549,631 (205,238) ----------- 3,344,393 (142,141) ----------- 3,202,252 (152,427) ----------- $3,049,825 ===========	$ (10,600) (2,073) ---------- (12,673) (1,436) ---------- (14,109) (1,540) ---------- $ (15,649) ==========	$3,539,031 (207,311) ----------- 3,331,720 (143,577) ----------- 3,188,143 (153,967) ----------- $3,034,176 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (deficit)

FOR THE YEARS ENDED MARCH 31, 2005, 2004 AND 2003:
TOTAL SERIES 7 - 11	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2002 Net Loss Balance at March 31, 2003 Net Loss Balance at March 31, 2004 Net Loss Balance at March 31, 2005	$10,624,541 (1,214,520) ------------ 9,410,021 (1,110,845) ------------ 8,299,176 (1,005,634) ------------ $ 7,293,542 ============	$(219,863) (12,268) ---------- (232,131) (11,220) ---------- (243,351) (10,158) ---------- $(253,509) ==========	$10,404,678 (1,226,788) ----------- 9,177,890 (1,122,065) ----------- 8,055,825 (1,015,792) ----------- $7,040,033 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2005, 2004 AND 2003:

SERIES 7 --------	2005 ----	2004 ----	2003 ----

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

Cash Flows from Investing Activities:
 Distributions Received from Project  Partnerships
 Redemption of Investment in Securities

     Net Cash Provided by Investing      Activities

Increase (Decrease) in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$(261,487) 7,089 (19,255) 139,599 42,284 (23,983) 85,925 ---------- (29,828) ---------- 39,581 29,716 ---------- 69,297 ---------- 39,469 343,873 ---------- $ 383,342 ==========	$(261,362) 6,643 (22,530) 130,277 37,353 (14,725) 18,864 ---------- (105,480) ---------- 28,698 30,647 ---------- 59,345 ---------- (46,135) 390,008 ---------- $ 343,873 ==========	$(233,056) 6,684 (25,226) 137,118 32,576 (23,088) 41,651 ---------- (63,341) ---------- 37,299 31,424 ---------- 68,723 ---------- 5,382 384,626 ---------- $ 390,008 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2005, 2004 AND 2003:
SERIES 8 --------	2005 ----	2004 ----	2003 ----

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

Cash Flows from Investing Activities:
  Distributions Received from Project   Partnerships
  Redemption of Investment in Securities

     Net Cash Provided by Investing      Activities

Decrease in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$(179,166) 2,553 (17,293) 41,395 36,921 (16,447) 0 29,589 ---------- (102,448) ---------- 24,132 30,079 ---------- 54,211 ---------- (48,237) 373,899 ---------- $ 325,662 ==========	$(176,442) 3,072 (20,197) 39,434 32,393 (20,098) (24,220) 34,114 ---------- (131,944) ---------- 25,030 30,607 ---------- 55,637 ---------- (76,307) 450,206 ---------- $ 373,899 ==========	$(193,325) 4,740 (22,580) 82,830 27,883 (19,195) 0 56,418 ---------- (63,229) ---------- 25,963 31,116 ---------- 57,079 ---------- (6,150) 456,356 ---------- $ 450,206 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2005, 2004 AND 2003:
SERIES 9 --------	2005 ----	2004 ----	2003 ----

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

Cash Flows from Investing Activities:
  Distributions Received from Project   Partnerships
  Redemption of Investment in Securities

     Net Cash Provided by Investing      Activities

Increase (Decrease) in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$(234,846) 2,377 (11,133) 157,684 19,228 (7,752) 600 19,196 ---------- (54,646) ---------- 15,869 19,772 ---------- 35,641 ---------- (19,005) 248,902 ---------- $ 229,897 ==========	$(311,941) 3,082 (12,599) 230,291 16,810 (4,246) (600) 31,664 ---------- (47,539) ---------- 15,767 20,189 ---------- 35,956 ---------- (11,583) 260,485 ---------- $ 248,902 ==========	$(346,402) 3,256 (13,821) 279,770 14,467 (4,433) 0 39,866 ---------- (27,297) ---------- 15,918 20,533 ---------- 36,451 ---------- 9,154 251,331 ---------- $ 260,485 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2005, 2004 AND 2003:
SERIES 10 --------	2005 ----	2004 ----	2003 ----

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

Cash Flows from Investing Activities:
  Distributions Received from Project   Partnerships
  Redemption of Investment in Securities

     Net Cash Provided by Investing      Activities

Decrease in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$(186,326) 4,141 (11,128) 133,597 15,150 (2,511) (91,179) ---------- (138,256) ---------- 19,197 13,850 ---------- 33,047 ---------- (105,209) 247,847 ---------- $ 142,638 ==========	$(228,743) 4,578 (12,243) 175,628 13,525 (1,932) 9,628 ---------- (39,559) ---------- 20,992 14,473 ---------- 35,465 ---------- (4,094) 251,941 ---------- $ 247,847 ==========	$(246,694) 4,812 (13,191) 201,773 11,953 (750) 14,690 ---------- (27,407) ---------- 12,151 15,048 ---------- 27,199 ---------- (208) 252,149 ---------- $ 251,941 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2005, 2004 AND 2003:
SERIES 11 --------	2005 ----	2004 ----	2003 ----

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

Cash Flows from Investing Activities:
  Distributions Received from Project   Partnerships
  Redemption of Investment in Securities

     Net Cash Provided by Investing      Activities

Decrease in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$(153,967) 6,343 (13,595) 112,606 18,383 (2,783) (8,291) (40,486) ---------- (81,790) ---------- 18,466 15,617 --------- 34,083 --------- (47,707) 247,638 --------- $ 199,931 ==========	$(143,577) 6,726 (14,856) 101,608 16,091 (2,182) 0 (4,844) ---------- (41,034) ---------- 8,564 15,910 --------- 24,474 --------- (16,560) 264,198 --------- $ 247,638 ==========	$(207,311) 8,296 (15,873) 169,857 13,863 0 0 (6,106) ---------- (37,274) ---------- 19,277 16,136 --------- 35,413 --------- (1,861) 266,059 --------- $ 264,198 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2005, 2004 AND 2003:
TOTAL SERIES 7 - 11 --------	2005 ----	2004 ----	2003 ----

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

     Net Cash Provided by Investing      Activities

Increase (Decrease) in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

$(1,015,792)

22,503

(72,404)

584,881

131,966

(53,476)

(7,691)

3,045
-----------

(406,968)
-----------

117,245
109,034
-----------

226,279
-----------

(180,689)

1,462,159
-----------

$1,281,470
===========

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

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2005, 2004 AND 2003

NOTE 1 - ORGANIZATION:

   Gateway Tax Credit Fund III Ltd. ("Gateway"), a Florida Limited Partnership, was formed October 17, 1991 under the laws of Florida. Gateway offered its limited partnership interests in Series. The first Series for Gateway is Series 7. Operations commenced on July 16, 1992 for Series 7, January 4, 1993 for Series 8, September 30, 1993 for Series 9, January 21, 1994 for Series 10 and April 29, 1994 for Series 11. Each Series invests, as a limited partner, in other limited partnerships ("Project Partnerships"), each of which owns and operates apartment complexes eligible for Low-Income Housing Tax Credits ("Tax Credits"), provided for in Section 42 of the Internal Revenue Code of 1986. Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the Limited Partnership Agreement. As of March 31, 2005, Gateway had received capital contributions of $1,000 from the General Partners and $36,799,000 from the investor Limited Partners.

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

Reclassifications

   For comparability, the 2003 and 2004 figures have been reclassified, where appropriate, to conform with the financial statement presentation used in 2005.

Recent Accounting Pronouncements

   In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." Gateway has adopted FIN 46 and applied its requirements to all Project Partnerships in which Gateway held an interest. Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics, (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE. The primary beneficiary, as is applicable to Gateway's circumstances, is the party in the Project Partnership equity group that is most closely associated with the Project Partnership.

   As of March 31, 2005, Gateway determined that it held variable interests in 128 VIE's, which consist of Project Partnerships, which Gateway is not the primary beneficiary. Gateway's maximum exposure to loss as a result of its involvement with unconsolidated VIE's is limited to Gateway's recorded investments in and receivables from those VIE's, which is approximately $5,530,357 at March 31, 2005. Gateway may be subject to additional losses to the extent of any financial support that Gateway voluntarily provides to those Project Partnerships in the future.

NOTE 3 - INVESTMENT IN SECURITIES:

   The March 31, 2005 Balance Sheet includes Investment in Securities consisting of U.S. Treasury Security Strips which represents their cost, plus accreted interest income of $128,446 for Series 7, $115,115 for Series 8, $77,077 for Series 9, $77,070 for Series 10 and $89,646 for Series 11.
	Estimated Market Value ---------------	Cost Plus Accreted Interest ----------------	Gross Unrealized Gains and (Losses) ----------------
Series 7	$ 227,272	$ 212,771	$ 14,501
Series 8	215,107	202,675	12,432
Series 9	160,381	151,469	8,912
Series 10	153,890	142,201	11,689
Series 11	178,115	161,174	16,941
As of March 31, 2005, the cost and accreted interest of debt securities by contractual maturities is as follows:		Series 7 --------	Series 8 --------	Series 9 --------
Due within 1 year		$ 72,445	$ 67,927	$ 38,890
After 1 year through 5 years		140,326	134,748	112,579
After 5 years through 10 years		0 ---------	0 ---------	0 --------
Total Amount Carried on Balance Sheet		$ 212,771 =========	$ 202,675 =========	$ 151,469 =========
		Series 10 --------	Series 11 --------	Total --------
Due within 1 year		$ 29,480	$ 33,838	$ 242,580
After 1 year through 5 years		112,721	127,336	627,710
After 5 years through 10 years		0 ---------	0 ---------	0 ---------
Total Amount Carried on Balance Sheet		$ 142,201 =========	$ 161,174 =========	$ 870,290 ==========

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

   For the periods ended March 31, 2005, 2004, and 2003 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

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
	2005 ----	2004 ----	2003 ----
Series 7	$ 86,447	$ 86,749	$ 87,082
Series 8	89,908	90,313	90,730
Series 9	49,509	49,711	49,865
Series 10	33,819	33,890	34,013
Series 11	28,021 ---------	28,254 ---------	28,518 ---------
Total	$ 287,704 =========	$ 288,917 =========	$ 290,208 =========

   General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statement of Operations.
	2005 ----	2004 ----	2003 ----
Series 7	$ 56,857	$ 56,842	$ 32,765
Series 8	62,689	62,671	36,127
Series 9	34,990	34,979	20,164
Series 10	21,868	21,863	12,601
Series 11	17,494 ---------	17,491 ---------	10,081 ---------
Total	$193,898 =========	$193,846 =========	$111,738 =========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

SERIES 7

   As of March 31, 2005, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 39 Project Partnerships which own and operate government assisted multi-family housing complexes.

   Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
MARCH 31, 2005 --------------	MARCH 31, 2004 --------------

Capital Contributions to Project Partner- ships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition  fees and expenses

Investments in Project Partnerships

$ 7,732,089 (7,132,119) (234,015) ----------- 365,955 793,335 (193,635) ----------- $ 965,655 ============	$ 7,732,089 (6,992,520) (218,417) ----------- 521,152 793,335 (186,546) ----------- $ 1,127,941 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $4,140,409 for the year ended March 31, 2005 and cumulative suspended losses of $3,469,144 for the year ended March 31, 2004 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 8

   As of March 31, 2005, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 43 Project Partnerships which own and operate government assisted multi-family housing complexes.

   Cash flows from operations are allocated according to each Partnership agreement.
Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
MARCH 31, 2005 --------------	MARCH 31, 2004 --------------

Capital Contributions to Project Partner- ships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition  fees and expenses

Investments in Project Partnerships

$ 7,586,105 (7,384,755) (171,513) ----------- 29,837 549,773 (118,449) ----------- $ 461,161 ===========	$ 7,586,105 (7,343,360) (163,828) ----------- 78,917 549,773 (115,895) ----------- $ 512,795 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $4,846,424 for the year ended March 31, 2005 and cumulative suspended losses of $4,002,763 for the year ended March 31, 2004 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 9

   As of March 31, 2005, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 24 Project Partnerships which own and operate government assisted multi-family housing complexes.

   Cash flows from operations are allocated according to each Partnership agreement.
Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
MARCH 31, 2005 --------------	MARCH 31, 2004 --------------

Capital Contributions to Project Partner- ships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition  fees and expenses

Investments in Project Partnerships

$ 4,914,116 (4,158,372) (141,793) ----------- 613,951 244,087 (59,176) ----------- $ 798,862 ===========	$ 4,914,116 (4,000,688) (133,676) ----------- 779,752 244,087 (56,799) ----------- $ 967,040 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $1,528,748 for the year ended March 31, 2005 and cumulative suspended losses of $1,226,519 for the year ended March 31, 2004 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 10

   As of March 31, 2005, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 15 Project Partnerships which own and operate government assisted multi-family housing complexes.

   Cash flows from operations are allocated according to each Partnership agreement.
Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
MARCH 31, 2005 --------------	MARCH 31, 2004 --------------

Capital Contributions to Project Partner- ships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition  fees and expenses

Investments in Project Partnerships

$ 3,914,672 (2,207,367) (184,392) ----------- 1,522,913 196,738 (58,602) ----------- $ 1,661,049 ===========	$ 3,914,672 (2,073,769) (167,705) ----------- 1,673,198 196,738 (54,461) ----------- $ 1,815,475 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $204,444 for the year ended March 31, 2005 and cumulative suspended losses of $132,431 for the year ended March 31, 2004 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 11

   As of March 31, 2005, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 12 Project Partnerships which own and operate government assisted multi-family housing complexes.

   Cash flows from operations are allocated according to each Partnership agreement.
Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
MARCH 31, 2005 --------------	MARCH 31, 2004 --------------

Capital Contributions to Project Partner- ships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition  fees and expenses

Investments in Project Partnerships

$ 4,128,042 (1,507,601) (164,993) ----------- 2,455,448 290,335 (81,003) ----------- $ 2,664,780 ===========	$ 4,128,042 (1,394,995) (149,310) ----------- 2,583,737 290,335 (74,660) ----------- $ 2,799,412 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $372,590 for the year ended March 31, 2005 are not included and cumulative suspended losses of $208,165 for the year ended March 31, 2004 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   The following is a summary of Investments in Project Partnerships:
TOTAL SERIES 7 - 11	MARCH 31, 2005 --------------	MARCH 31, 2004 --------------

Capital Contributions to Project Partner- ships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition  fees and expenses

Investments in Project Partnerships

	$28,275,024 (22,390,214) (896,706) ----------- 4,988,104 2,074,268 (510,865) ----------- $ 6,551,507 ===========	$28,275,024 (21,805,332) (832,936) ----------- 5,636,756 2,074,268 (488,361) ----------- $ 7,222,663 ===========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of  December 31 of each year:
DECEMBER 31,
SERIES 7	2004 ----	2003 ----	2002 ----

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

Other partners' share of net loss

Partnership's share of net loss

Suspended losses

Equity in Losses of Project Partnerships

$ 3,827,640
28,630,723
13,204
-----------
$32,471,567
===========

$   856,813
35,849,766
-----------
36,706,579
-----------

(3,929,006)
(306,006)
-----------
(4,235,012)
-----------

$32,471,567
===========

$ 6,666,046
-----------
3,435,485
2,558,539
1,494,903
-----------
7,488,927
-----------
$  (822,881)
============
$   (12,017)
============
$  (810,864)

671,265
------------

$  (139,599)
============

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
============

(1)  As of December 31, 2004, the largest Project Partnership constituted 5.1% and 5.7%, and as of December 31, 2003 the largest Project Partnership constituted 5.1% and 5.7% of the combined total assets by series and combined total revenues by series, respectively.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of  December 31 of each year:
DECEMBER 31,
SERIES 8	2004 ----	2003 ----	2002 ----

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

Other partners' share of net loss

Partnership's share of net loss

Suspended losses

Equity in Losses of Project Partnerships

$ 3,739,242
29,898,977
43,322
-----------
$33,681,541
===========

$ 1,239,508
37,745,148
-----------
38,984,656
-----------

(4,664,925)
(638,190)
-----------
(5,303,115)
-----------

$33,681,541
===========

$ 6,504,960
-----------
3,374,344
2,511,212
1,512,305
-----------
7,397,861
-----------
$  (892,901)
============
$    (7,845)
============
$  (885,056)

843,661
------------

$   (41,395)
============

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
============

(1)  As of December 31, 2004, the largest Project Partnership constituted 5.3% and 4.0%, and as of December 31, 2003 the largest Project Partnership constituted 5.3% and 4.1% of the combined total assets by series and combined total revenues by series, respectively.

An affiliate of the General Partner is the operating general partner in one of the Project Partnerships included above. The Project Partnership has total assets of $575,462, total liabilities of $820,380, Gateway equity of ($128,640), other partners equity of ($116,278), total revenue of $86,206, and net loss of $23,605. The Project Partnership was not a related party as of December 31, 2002 and 2001.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of  December 31 of each year:
DECEMBER 31,
SERIES 9	2004 ----	2003 ----	2002 ----

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

Other partners' share of net loss

Partnership's share of net loss

Suspended losses

Equity in Losses of Project Partnerships

$ 1,930,617
17,164,568
4,302
-----------
$19,099,487
===========

$   324,971
20,040,773
-----------
20,365,744
-----------

(960,476)
(305,781)
-----------
(1,266,257)
-----------

$19,099,487
===========

$ 3,352,708
-----------
1,715,832
1,315,209
786,226
------------
3,817,267
------------
$  (464,559)
============
$    (4,646)
============
$  (459,913)

302,229
------------

$  (157,684)
============

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
============

(1)  As of December 31, 2004, the largest Project Partnership constituted 7.7% and 6.5%, and as of December 31, 2003 the largest Project Partnership constituted 7.7% and 6.4% of the combined total assets by series and combined total revenues by series, respectively.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of  December 31 of each year:
DECEMBER 31,
SERIES 10	2004 ----	2003 ----	2002 ----

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

Other partners' share of net loss

Partnership's share of net loss

Suspended losses

Equity in Losses of Project Partnerships

$ 1,724,502
12,653,063
1,974
-----------
$14,379,539
===========

$   320,218
13,126,101
-----------
13,446,319
-----------

1,311,594
(378,374)
-----------
933,220
-----------

$14,379,539
===========

$ 2,195,063
-----------
1,153,775
781,972
469,719
-----------
2,405,466
-----------
$ (210,403)
===========
$   (3,449)
===========
$ (206,954)

73,357
------------

$  (133,597)
============

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
============

(1)  As of December 31, 2004, the largest Project Partnership constituted 10.6% and 12.0%, and as of December 31, 2003 the largest Project Partnership constituted 11.3% and 12.2% of the combined total assets by series and combined total revenues by series, respectively.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of  December 31 of each year:
DECEMBER 31,
SERIES 11	2004 ----	2003 ----	2002 ----

SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners' Equity:
  Current liabilities
  Long-term debt

    Total liabilities

Partners' equity
  Limited Partner
  General Partners

    Total Partners' equity

    Total liabilities and     partners' equity

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net loss

Other partners' share of net loss

Partnership's share of net loss

Suspended losses

Equity in Losses of Project Partnerships

$   946,787
10,794,371
294,853
-----------
$12,036,011
===========

$   236,291
9,982,493
-----------
10,218,784
-----------

2,090,652
(273,425)
-----------
1,817,227
-----------

$12,036,011
===========

$ 1,807,439
-----------
1,113,123
478,503
511,998
-----------
2,103,624
-----------
$ (296,185)
===========
$  (19,155)
===========
$ (277,030)

164,424
-----------

$ (112,606)
===========

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
===========
$ (210,467)

40,610
-----------

$ (169,857)
===========

(1)  As of December 31, 2004, the largest Project Partnership constituted 19.9% and 20.2%, and as of December 31, 2003 the largest Project Partnership constituted 20.2% and 20.7% of the combined total assets by series and combined total revenues by series, respectively.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of  December 31 of each year:
DECEMBER 31,
TOTAL SERIES 7 - 11	2004 ----	2003 ----	2002 ----

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

Other partners' share of net loss

Partnership's share of net loss

Suspended losses

Equity in Losses of Project Partnerships

$ 12,168,788
99,141,702
357,655
------------
$111,668,145
============

$  2,977,800
116,744,281
------------
119,722,081
------------

(6,152,160)
(1,901,776)
------------
(8,053,936)
------------

$111,668,145
============

$ 20,526,216
------------
10,792,559
7,645,435
4,775,151
------------
23,213,145
------------
$(2,686,929)
============
$   (47,112)
============
$(2,639,817)

2,054,936
------------

$  (584,879)
============

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
	Equity Per Project Partnership -----------------	Equity Per Partnership -----------
Series 7 Series 8 Series 9 Series 10 Series 11	$(3,929,006) (4,664,925) (960,476) 1,311,594 2,090,653	$ 365,955 29,837 613,951 1,522,913 2,455,448

NOTE 6 - TAXABLE INCOME (LOSS):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:
SERIES 7	2005 ----	2004 ----	2003 ----
Net Loss per Financial Statements	$(261,487)	$(261,362)	$(233,056)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(923,850)	(1,006,515)	(927,361)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	(17,690)	22,774	21,890
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense	91,474 6,643 -----------	24,255 6,655 -----------	43,642 (9,419) -----------
Partnership loss for tax purposes as of December 31	$(1,104,910) ============	$(1,214,193) ============	$(1,104,304) ============
	December 31, 2004 ------------	December 31, 2003 ------------	December 31, 2002 ------------
Federal Low Income Housing Tax Credits (Unaudited)	$ 224,290 ===========	$ 975,096 ===========	$ 1,695,195 ===========

   The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2005 are as follows:

                              Financial          Tax
                              Reporting          Reporting
                              Purposes           Purposes            Differences
Investments in Local
Limited Partnerships          $  965,655         $(5,171,889)        $ 6,137,544
Other Assets                  $  596,113         $ 1,792,288         $(1,196,175)
Liabilities                   $  611,609         $    (6,381)        $   617,990

NOTE 6 - TAXABLE INCOME (LOSS)(Continued):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:
SERIES 8	2005 ----	2004 ----	2003 ----
Net Loss per Financial Statements	$ (179,166)	$ (176,442)	$ (193,325)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(1,018,059)	(1,119,372)	(1,046,407)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	(8,575)	16,451	(2,521)
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense	31,002 3,072 -----------	43,926 3,489 -----------	58,766 2,753 -----------
Partnership loss for tax purposes as of December 31	$(1,171,726) ============	$(1,231,948) ============	$(1,180,734) ============
	December 31, 2004 ------------	December 31, 2003 ------------	December 31, 2002 ------------
Federal Low Income Housing Tax Credits (Unaudited)	$ 565,711 ===========	$ 1,417,434 ===========	$ 1,617,063 ===========

   The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2005 are as follows:

                               Financial          Tax
                               Reporting          Reporting
                               Purposes           Purposes         Differences
Investments in Local
Limited Partnerships           $  461,161         $(5,635,828)     $ 6,096,989
Other Assets                   $  552,557         $ 1,748,450      $ 1,195,893
Liabilities                    $  639,507         $    (6,966)     $   646,473

NOTE 6 - TAXABLE INCOME (LOSS)(Continued):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:
SERIES 9	2005 ----	2004 ----	20032 ----
Net Loss per Financial Statements	$ (234,846)	$ (311,941)	$ (346,402)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(421,291)	(423,589)	(460,255)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	(7,265)	6,255	4,083
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense	16,737 3,082 -----------	40,841 3,127 -----------	41,045 2,281 -----------
Partnership loss for tax purposes as of December 31	$ (643,583) ============	$ (685,307) ============	$ (759,248) ============
	December 31, 2004 ------------	December 31, 2003 ------------	December 31, 2002 ------------
Federal Low Income Housing Tax Credits (Unaudited)	$ 644,340 ============	$ 968,960 ============	$ 968,960 ============

   The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2005 are as follows:

                               Financial         Tax
                               Reporting         Reporting
                               Purposes          Purposes          Differences

Investments in Local
Limited Partnerships          $   798,862        $(1,955,314)      $ 2,754,176
Other Assets                  $   381,366        $ 1,132,192       $  (750,826)
Liabilities                   $   404,547        $     4,037       $   400,510

NOTE 6 - TAXABLE INCOME (LOSS)(Continued):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:
SERIES 10	2005 ----	2004 ----	2003 ----
Net Loss per Financial Statements	$ (186,326)	$ (228,743)	$ (246,694)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(260,311)	(208,567)	(206,405)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	(2,089)	1,856	2,066
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense	(89,867) 4,578 -----------	12,745 4,639 -----------	15,375 4,204 -----------
Partnership loss for tax purposes as of December 31	$ (534,015) ============	$ (418,070) ============	$ (431,454) ============
	December 31, 2004 ------------	December 31, 2003 ------------	December 31, 2002 ------------
Federal Low Income Housing Tax Credits (Unaudited)	$ 540,394 ============	$ 762,218 ============	$ 762,218 ============

   The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2005 are as follows:

                               Financial          Tax
                               Reporting          Reporting
                               Purposes           Purposes         Differences

Investments in Local
Limited Partnerships           $ 1,661,049        $  (196,175)     $ 1,857,224
Other Assets                   $   284,839        $   888,645      $  (603,806)
Liabilities                    $    40,082        $     2,610      $    37,472

NOTE 6 - TAXABLE INCOME (LOSS)(Continued):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:
SERIES 11	2005 ----	2004 ----	2003 ----
Net Loss per Financial Statements	$ (153,967)	$ (143,577)	$ (207,311)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(207,948)	(225,717)	(80,878)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	(3,760)	1,662	1,090
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense	(131,503) 6,726 -----------	(5,493) 7,123 -----------	(4,403) 8,295 -----------
Partnership loss for tax purposes as of December 31	$ (490,452) ============	$ (366,002) ============	$ (283,207) ============
	December 31, 2004 ------------	December 31, 2003 ------------	December 31, 2002 ------------
Federal Low Income Housing Tax Credits (Unaudited)	$ 754,678 ============	$ 754,678 ============	$ 754,678 ============

   The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2005 are as follows:

                                Financial         Tax
                                Reporting         Reporting
                                Purposes          Purposes          Differences

Investments in Local
Limited Partnerships            $ 2,664,780       $ 1,822,136       $   842,644
Other Assets                    $   369,396       $   791,891       $  (422,495)
Liabilities                     $         0       $    60,223       $   (60,223)

NOTE 6 - TAXABLE INCOME (LOSS)(Continued):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:
TOTAL SERIES 7-11	2005 ----	2004 ----	2003 ----
Net Loss per Financial Statements	$(1,015,792)	$(1,122,065)	$(1,226,788)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(2,831,459)	(2,983,760)	(2,721,306)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	(39,379)	48,998	26,608
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense	(82,157) 24,101 -----------	116,274 25,032 -----------	154,425 8,114 -----------
Partnership loss for tax purposes as of December 31	$(3,944,686) ============	$(3,915,521) ============	$(3,758,947) ============

   The difference in the total value of the Partnership's Investment in Project Partnerships is approximately $5,205,718 higher for Series 7, $5,071,160 higher for Series 8, $2,328,343 higher for Series 9, $1,597,854 higher for Series 10 and $637,661 higher for Series 11 for financial reporting purposes than for tax return purposes because (i) there were depreciation differences between financial reporting purposes and tax return purposes and (ii) certain expenses are not deductible for tax return purposes.

   The differences in the assets and liabilities of the Fund for financial reporting purposes and tax reporting purposes for the year ended March 31, 2005 are as follows:

                               Financial         Tax
                               Reporting         Reporting
                               Purposes          Purposes           Differences

Investments in Local
Limited Partnerships           $ 6,551,507       $(11,137,070)      $17,688,577
Other Assets                   $ 2,184,271       $  6,353,466       $(4,169,195)
Liabilities                    $ 1,695,745       $     53,523       $ 1,642,222

NOTE 8 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

Series 7
Year 2005                Quarter 1      Quarter 2     Quarter 3     Quarter 4
                         6/30/2004     9/30/2004     12/31/2004     3/31/2005

Total Revenues           $   8,614     $   15,568    $    9,642     $   12,878

Net Income (Loss)        $ (70,712)    $  (57,558)   $  (65,174)    $ (68,043)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding $   (6.73)    $    (5.48)   $    (6.21)    $   (6.48)

Series 8
Year 2005                Quarter 1     Quarter 2     Quarter 3     Quarter 4
                         6/30/2004     9/30/2004     2/31/2004     3/31/2005

Total Revenues           $   9,239     $   7,382     $  12,156     $   7,954

Net Income (Loss)        $ (46,021)    $ (52,110)    $ (47,086)    $ (33,949)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding $   (4.57)    $   (5.17)    $   (4.67)    $   (3.37)

Series 9
Year 2005                Quarter 1     Quarter 2      Quarter 3     Quarter 4
                         6/30/2004     9/30/2004     12/31/2004     3/31/2005

Total Revenues           $   5,465     $   3,252     $   6,518     $   5,739

Net Income (Loss)        $ (67,293)    $ (68,821)    $ (14,543)    $ (84,189)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding $  (10.65)    $  (10.89)    $   (2.30)    $  (13.33)

NOTE 8 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)(Continued):

Series 10
Year 2005                Quarter 1     Quarter 2     Quarter 3      Quarter 4
                         6/30/2004     9/30/2004     12/31/2004     3/31/2005

Total Revenues           $   4,428     $   4,026     $   4,177      $   2,617

Net Income (Loss)        $ (50,165)    $ (50,258)    $ (63,785)     $ (22,118)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding $   (9.85)    $   (9.87)    $  (12.52)     $   (4.34)

Series 11
Year 2005                Quarter 1     Quarter 2     Quarter 3      Quarter 4
                         6/30/2004     9/30/2004     12/31/2004     3/31/2005

Total Revenues           $   3,625      $   6,669     $   3,915     $   3,692

Net Income (Loss)        $ (48,691)     $ (19,315)    $ (35,242)    $ (50,719)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding $   (9.40)     $   (3.73)    $   (6.81)    $   (9.79)

Series 7 - 11
Year 2005                Quarter 1     Quarter 2     Quarter 3      Quarter 4
                         6/30/2004     9/30/2004     12/31/2004     3/31/2005

Total Revenues           $  31,371     $  36,897     $  36,408     $  32,880

Net Income (Loss)        $(282,882)    $(248,062)    $(225,830)    $(259,018)

NOTE 8 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued):

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

                             INDEPENDENT AUDITORS' REPORT
                             ----------------------------

To the Partners
Maple Street Apartments Limited Partnership
Emporium, Pennsylvania

We have audited the accompanying balance sheets of Maple Street Apartments Limited Partnership as of December 31, 2004 and 2003 and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maple Street Apartments Limited Partnership as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 21, 2005 on our consideration of Maple Street Apartments Limited Partnership internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grant agreements. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Hill, Barth & King LLC
Certified Public Accountants

January 21, 2005

Habif, Arogeti & Wynne, LLP
5565 Glenridge Connector, Suite 200
Atlanta, GA 30342
PHONE: 404-892-9651
FAX: 404-876-3913

                              INDEPENDENT AUDITORS' REPORT
                             ------------------------------

To the Partners
Creekstone Apartments, L.P.

We have audited the accompanying balance sheets of CREEKSTONE APARTMENTS, L.P. (a limited partnership) as of December 31, 2004 and 2003, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CREEKSTONE APARTMENTS, L.P. as of December 31, 2004 and 2003, and the results of its operations, its changes in partners equity (deficit), and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Habif, Arogeti & Wynne, LLP
Certified Public Accountants

Atlanta, Georgia
February 4, 2005

Blackman & Associates, P.C.
17445 Arbor Street, Suite 200
Omaha, Nebraska 68130
PHONE: 402-330-1040
FAX: 402-333-9189

                                 INDEPENDENT AUDITORS' REPORT
                                 -----------------------------

To the Partners
Gila Bend Housing, Ltd.
Scottsdale, Arizona

We have audited the accompanying balance sheets of Gila Bend Housing, Ltd. (An Arizona Limited Partnership) as of December 31, 2004 and 2003, and the related statements of operations, changes in partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America, the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States, and the United States Department of Agriculture Rural Development Audit Program dated October 2004 - specifically Attachment 1 relating to Rural Rental Housing Loans. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gila Bend Housing, Ltd. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued reports dated January 20, 2005, on our consideration of Gila Bend Housing, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters. The purpose of those reports are to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing and not to provide an opinion on the internal control over financial reporting or on compliance. Those reports are an integral part of the audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 14 - 18 is presented for the purposes of additional analysis and is not a required part of the basic financial statements of Gila Bend Housing, Ltd. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects, in relation to the financial statements taken as a whole.

/s/ Blackman & Associates, P.C.
Certified Public Accountants

Omaha, Nebraska
January 20, 2005

Habif, Arogeti & Wynne, LLP
5565 Glenridge Connector, Suite 200
Atlanta, GA 30342
PHONE: 404-892-9651
FAX: 404-876-3913

                                 INDEPENDENT AUDITORS' REPORT
                               -------------------------------

To the Partners of
Manchester Elderly Housing, L.L.P.

We have audited the accompanying balance sheets of MANCHESTER ELDERLY HOUSING, L.L.P. (USDA Rural Development Case No. 10-099-581965616), a limited partnership, as of December 31, 2004 and 2003, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MANCHESTER ELDERLY HOUSING, L.L.P. as of December 31, 2004 and 2003, and the results of its operations, its changes in partners equity (deficit), and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 28, 2005, on our consideration of MANCHESTER ELDERLY HOUSING, L.L.P.'s internal control and our report dated February 28, 2005, on its compliance with laws and regulations applicable to the financial statements. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

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

/s/ Habif, Arogeti & Wynne, LLP
Certified Public Accountants

Atlanta, Georgia
February 28, 2005

Henderson & Godbee, P.C.
3488 N. Valdosta Rd. - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE: 229-245-6040
FAX: 229-245-1669

                                INDEPENDENT AUDITORS' REPORT
                              -------------------------------

To the Partners
Meadow Run Apartments, L.P.
Valdosta, Georgia

We have audited the accompanying balance sheets of Meadow Run Apartments, L.P. (a limited partnership), Federal ID #:58-1994614, as of December 31, 2004 and 2003, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meadow Run Apartments, L.P. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued reports dated January 21, 2005, on our consideration of Meadow Run Apartments, L.P.'s internal control structure and its compliance with laws and regulations. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 21, 2005

Henderson & Godbee, P.C.
3488 N. Valdosta Rd. - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE: 229-245-6040
FAX: 229-245-1669

                                   INDEPENDENT AUDITORS' REPORT
                                 ------------------------------

To the Partners
Mt. Vernon Rental Housing, L.P.
Valdosta, Georgia

We have audited the accompanying balance sheets of Mt. Vernon Rental Housing, L.P. (a limited partnership), Federal ID No. 58-1965613, as of December 31, 2004 and 2003, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mt. Vernon Rental Housing, L.P. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with auditing standards generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 21, 2005 on our consideration of Mt. Vernon Rental Housing, L.P.'s internal control structure and a report dated January 21, 2005 on its compliance with laws and regulations. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 21, 2005

Henderson & Godbee, P.C.
3488 N. Valdosta Rd. - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE: 229-245-6040
FAX: 229-245-1669

                                INDEPENDENT AUDITORS' REPORT
                              -------------------------------

To the Partners
Lakeland II L.P.
Lakeland, Georgia

We have audited the accompanying balance sheets of Lakeland II, L.P. (a limited partnership), Federal ID # 58-1965624, as of December 31, 2004 and 2003, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In accordance with Government Auditing Standards, we have also issued a report dated January 21, 2005, on our consideration of Lakeland II, L.P.'s internal control structure and a report dated January 21, 2005 on its compliance with laws and regulations. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 21, 2005

Henderson & Godbee, P.C.
3488 N. Valdosta Rd. - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE: 229-245-6040
FAX: 229-245-1669

                                INDEPENDENT AUDITORS' REPORT
                             --------------------------------

To the Partners
Blue Ridge Elderly Housing, L.P.
Valdosta, Georgia

We have audited the accompanying balance sheets of Blue Ridge Elderly Housing, L.P. (a limited partnership), Federal ID No.: 58-1936981 as of December 31, 2004 and 2003, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blue Ridge Elderly Housing, L.P. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with auditing standards generally accepted in the United States of America.

In accordance with Government Auditing Standards we have also issued a report dated January 21, 2005 on our consideration of Blue Ridge Elderly Housing, L.P.'s internal control structure and a report dated January 21, 2005 on its compliance with laws and regulations. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 21, 2005

Henderson & Godbee, P.C.
3488 N. Valdosta Rd.-P.O. Box 2241
Valdosta, GA 31604-2241
PHONE: 229-245-6040
FAX: 229-245-1669

                                INDEPENDENT AUDITORS' REPORT
                             --------------------------------

To the Partners
Cottondale Rental Housing, L.P.
Valdosta, Georgia

We have audited the accompanying balance sheets of Cottondale Rental Housing, L.P. (a limited partnership), Federal ID No.: 58-1924862 as of December 31, 2004 and 2003, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cottondale Rental Housing, L.P. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued reports dated January 21, 2005 on our consideration of Cottondale Rental Housing, L.P.'s internal control structure and a report dated January 21, 2005 on its compliance with laws and regulations. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 21, 2005

Henderson & Godbee, P.C.
3488 N. Valdosta Rd. - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE: 229-245-6040
FAX: 229-245-1669

                                INDEPENDENT AUDITORS' REPORT
                             -------------------------------

To the Partners
Arbor Trace Apartments Phase II, L.P.
Lake Park, Georgia

We have audited the accompanying balance sheets of Arbor Trace Apartments Phase II, L.P. (a limited partnership), Federal ID No. 58-2032771 as of December 31, 2004 and 2003, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arbor Trace Apartments Phase II, L.P. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 21, 2005 on our consideration of Arbor Trace Apartments Phase II, L.P.'s internal control structure and a report dated January 21, 2005 on its compliance with laws and regulations. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 21, 2005

Habif, Arogeti & Wynne, LLP
5565 Glenridge Connector, Suite 200
Atlanta, GA 30342
PHONE: 404-892-9651
FAX: 404-876-3913

                                    INDEPENDENT AUDITORS' REPORT
                                 -------------------------------

To the Partners
Omega Rental Housing, L.P.

We have audited the accompanying balance sheets of OMEGA RENTAL HOUSING, L.P., (Rural Development Case No. 11-037-582031602), a Georgia limited partnership, as of December 31, 2004 and 2003, and the related statements of operations, changes in partners' accumulated deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America, the standards applicable to financial statement audits contained in Government Auditing Standards, issued by the Comptroller General of the United States, and the Rural Development Services Office of the U.S. Department of Agriculture's, formerly known as the Farmers Home Administration, Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OMEGA RENTAL HOUSING, L.P. as of December 31, 2004 and 2003, and the results of its operations, its changes in partners' accumulated deficit, and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 18, 2005, on our consideration of OMEGA RENTAL HOUSING, L.P.'s internal control and a report dated January 18, 2005, on its compliance with laws and regulations applicable to the financial statements. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

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

/s/ Habif, Arogeti & Wynne, LLP
Certified Public Accountants

Atlanta, Georgia
January 18, 2005

Habif, Arogeti & Wynne, LLP
5565 Glenridge Connector, Suite 200
Atlanta, GA 30342
PHONE: 404-892-9651
FAX: 404-876-3913

                                  INDEPENDENT AUDITORS' REPORT
                               --------------------------------

To the Partners
Magnolia Place, L.P.

We have audited the accompanying balance sheets of MAGNOLIA PLACE, L.P. (a Georgia limited partnership) as of December 31, 2004 and 2003, and the related statements of operations, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MAGNOLIA PLACE, L.P. as of December 31, 2004 and 2003, and the results of its operations, its changes in partners' equity, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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
January 18, 2005

Baird, Kurtz & Dobson, LLP
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE: 479-452-1040
FAX: 479-452-5542

                               INDEPENDENT AUDITORS' REPORT
                            --------------------------------

Partners
Antlers Properties I, A Limited Partnership
D/B/A Woodbine Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of Antlers Properties I, A Limited Partnership, D/B/A Woodbine as of December 31, 2004 and 2003, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Antlers Properties I, A Limited Partnership, D/B/A Woodbine as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 9, 2005, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be considered in assessing the results of our audit.

/s/ Baird, Kurtz & Dobson, LLP
Certified Public Accountants

February 9, 2005

Baird, Kurtz & Dobson, LLP
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE: 479-452-1040
FAX: 479-452-5542

                                 INDEPENDENT AUDITORS' REPORT
                              -------------------------------

Partners
Meadowview Properties, A Limited Partnership
D/B/A GardenWalk on 41st Circle
Fort Smith, Arkansas

We have audited the accompanying balance sheets of Meadowview Properties, A Limited Partnership, D/B/A GardenWalk on 41st Circle as of December 31, 2004 and 2003, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meadowview Properties, A Limited Partnership, D/B/A GardenWalk on 41st Circle as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 9, 2005, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be considered in assessing the results of our audit.

/s/ Baird, Kurtz & Dobson, LLP
Certified Public Accountants

February 9, 2005

Eide Bailly LLP
200 E. 10th Street, Suite 500
P.O. Box 5126
Sioux Falls, SD 57117-5126
PHONE: 605-339-1999
FAX: 605-339-1306

                               INDEPENDENT AUDITORS' REPORT
                            -------------------------------

The Partners
Sunrise I Apartments Limited Partnership
Sioux Falls, South Dakota

We have audited the accompanying balance sheets of Sunrise I Apartments Limited Partnership as of December 31, 2004 and 2003, and the related statements of operations, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunrise I Apartments Limited Partnership as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated January 31, 2005, on our consideration of Sunrise I Apartments Limited Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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
January 31, 2005

Bernard Robinson & Company, L.L.P.
109 Muirs Chapel Rd.-P.O. Box 19608
Greensboro, NC 27419-9608
PHONE: 336-294-4494
FAX: 336-547-0840

                                    INDEPENDENT AUDITORS' REPORT
                                 --------------------------------

To the Partners
Peachtree Associates Limited Partnership
Charlotte, North Carolina

We have audited the accompanying balance sheets of Peachtree Associates Limited Partnership (a South Carolina limited partnership) as of December 31, 2004 and 2003, and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peachtree Associates Limited Partnership as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 31, 2005, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

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

/s/ Bernard Robinson & Company, L.L.P.
Certified Public Accountants

January 31, 2005

Brown Edwards & Company, LLP
1969 Lee Highway
P.O. Box 16999
Bristol, VA 24209-6999
PHONE: 276-466-5248
FAX: 276-466-9241

                                INDEPENDENT AUDITORS' REPORT
                               ------------------------------

To the Partners
Mountain City Manor Limited Partnership

We have audited the accompanying balance sheet of Mountain City Manor Limited Partnership as of December 31, 2004, and the related statements of operations, partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Mountain City Manor Limited Partnership as of December 31, 2003, and for the year then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those statements in their report dated February 15, 2004.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mountain City Manor Limited Partnership as of December 31, 2004, and the results of its operations, changes in partners' deficit, and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 15, 2005 on our consideration of Mountain City Manor Limited Partnership's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Brown, Edwards & Company, LLP
Certified Public Accountants

February 15, 2005

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

/s/ Thomas C. Cunningham, CPA PC
Certified Public Accountants

February 15, 2004

Brown, Edwards & Company, LLP
1969 Lee Highway
P.O. Box 16999
Bristol, VA 24209-6999
PHONE: 276-466-5248
FAX: 276-466-9241

                               INDEPENDENT AUDITORS' REPORT
                             ---------------------------------

To the Partners
Tazewell Village Limited Partnership

We have audited the accompanying balance sheet of Tazewell Village Limited Partnership as of December 31, 2004, and the related statements of operations, partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Tazewell Village Limited Partnership as of December 31, 2003, and for the year then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those statements in their report dated February 15, 2004.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tazewell Village Limited Partnership as of December 31, 2004, and the results of its operations, changes in partners' deficit, and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 15, 2005 on our consideration of Tazewell Village Limited Partnership's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Brown, Edwards & Co., LLP
Certified Public Accountants

February 15, 2005

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

/s/ Thomas C. Cunningham, CPA PC
Certified Public Accountants

February 15, 2004

Brown, Edwards & Company, LLP
1969 Lee Highway
P.O. Box 16999
Bristol, VA 24209-6999
PHONE: 276-466-5248
FAX: 276-466-9241

                                INDEPENDENT AUDITORS' REPORT
                             -----------------------------------

To the Partners
Jamestown Village Limited Partnership

We have audited the accompanying balance sheet of Jamestown Village Limited Partnership as of December 31, 2004, and the related statements of operations, partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Jamestown Village Limited Partnership as of December 31, 2003, and for the year then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those statements in their report dated February 15, 2004.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jamestown Village Limited Partnership as of December 31, 2004, and the results of its operations, changes in partners' deficit and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 15, 2005 on our consideration of Jamestown Village Limited Partnership's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Brown, Edwards & Company, LLP
Certified Public Accountants

February 15, 2005

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

/s/ Thomas C. Cunningham, CPA PC
Certified Public Accountants

February 15, 2004

Brown, Edwards & Company, LLP
1969 Lee Highway
P.O. Box 16999
Bristol, VA 24209-6999
PHONE: 276-466-5248
FAX: 276-466-9241

                             INDEPENDENT AUDITORS' REPORT
                           --------------------------------

To the Partners
Clinch View Manor Limited Partnership

We have audited the accompanying balance sheet of Clinch View Manor Limited Partnership as of December 31, 2004, and the related statements of operations, partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Clinch View Manor Limited Partnership as of December 31, 2003, and for the year then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those statements in their report dated February 15, 2004.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clinch View Manor Limited Partnership as of December 31, 2004, and the results of its operations, changes in partners' deficit and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 15, 2005 on our consideration of Clinch View Manor Limited Partnership's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Brown, Edwards & Company, LLP
Certified Public Accountants

February 15, 2005

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

/s/ Thomas C. Cunningham, CPA PC
Certified Public Accountants

February 15, 2004

Brown, Edwards & Company, LLP
1969 Lee Highway
P.O. Box 16999
Bristol, VA 24209-6999
PHONE: 276-466-5248
FAX: 276-466-9241

                                INDEPENDENT AUDITORS' REPORT
                            ------------------------------------

To the Partners
Warsaw Manor Limited Partnership

We have audited the accompanying balance sheet of Warsaw Manor Limited Partnership as of December 31, 2004, and the related statements of operations, partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Warsaw Manor Limited Partnership as of December 31, 2003, and for the year then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those statements in their report dated February 15, 2004.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Warsaw Manor Limited Partnership as of December 31, 2004, and the results of its operations, changes in partners' deficit, and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 15, 2005 on our consideration of Warsaw Manor Limited Partnership's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing and not to provide and opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Brown, Edwards & Company, LLP
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

/s/ Thomas C. Cunningham, CPA PC
Certified Public Accountant

February 15, 2004

David G. Pelliccione, C.P.A., P.C.
329 Commercial Drive, Suite 120
Savannah, GA 31406
PHONE: 912-354-2334
FAX: 912-354-2443

                                INDEPENDENT AUDITORS' REPORT
                              -------------------------------

To The Partners
Brooks Lane Apartments, L.P.

We have audited the accompanying balance sheet of BROOKS LANE APARTMENTS, L.P., as of December 31, 2004 and 2003 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of The Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BROOKS LANE APARTMENTS, L.P., as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles of the United States.

In accordance with Government Auditing Standards, we have also issued our report dated February 8, 2005, on our consideration of BROOKS LANE APARTMENTS, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ David G. Pelliccione, C.P.A., P.C.
Certified Public Accountants

Savannah, Georgia
February 8, 2005

David G. Pelliccione, C.P.A., P.C.
329 Commercial Dr., Suite 120
Savannah, GA 31406
PHONE: 912-354-2334
FAX: 912-354-2443

                                 INDEPENDENT AUDITORS' REPORT
                              --------------------------------

To The Partners
Brooks Field Apartments, L.P.

We have audited the accompanying balance sheets of BROOKS FIELD APARTMENTS, L.P., as of December 31, 2004 and 2003 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of The Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BROOKS FIELD APARTMENTS, L.P., as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles of the United States.

In accordance with Government Auditing Standards, we have also issued our report dated February 8, 2005, on our consideration of BROOKS FIELD APARTMENTS, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ David G. Pelliccione, C.P.A., P.C.
Certified Public Accountants

Savannah, Georgia
February 8, 2005

David G. Pelliccione, C.P.A., P.C.
329 Commercial Dr., Suite 120
Savannah, GA 31406
PHONE: 912-354-2334
FAX: 912-354-2443

                                 INDEPENDENT AUDITORS' REPORT
                               --------------------------------

To The Partners
Brooks Point Apartments, L.P.

We have audited the accompanying balance sheet of BROOKS POINT APARTMENTS, L.P. as of December 31, 2004 and 2003, and the related statements of operations, partners' equity and cash flow for the years then ended. These financial statements are the responsibility of The Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BROOKS POINT APARTMENTS, L.P., as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles of the United States.

In accordance with Government Auditing Standards, we have also issued our report dated February 8, 2005, on our consideration of BROOKS POINT APARTMENTS, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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
February 8, 2005

McCartney & Company, P.C.
2121 University Park Drive-Suite 150
Okemos, MI 48864
PHONE: 517-347-5000
FAX: 517-347-5007

                               INDEPENDENT AUDITORS' REPORT
                           ---------------------------------

Partners
Mariner Cove Apartments Limited Partnership
DeWitt, Michigan

We have audited the accompanying balance sheets of Mariner Cove Apartments Limited Partnership as of December 31, 2004 and 2003, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mariner Cove Apartments Limited Partnership as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated March 16, 2005, on our consideration of Mariner Cove Apartments Limited Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing and not to provide an opinion on the internal control over financial reporting or compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report considering the results of our audit.

/s/ McCartney & Company, P.C.
Certified Public Accountants

March 16, 2005

Simmons and Clubb
410 S. Orchard, Suite 156
Boise, ID 83705
PHONE: 208-336-6800
FAX: 208-343-2381

                             INDEPENDENT AUDITORS' REPORT
                          --------------------------------

General Partner
South Brenchley Housing Limited Partnership
Boise, Idaho

We have audited the accompanying balance sheets of South Brenchley Housing Limited Partnership as of December 31, 2004 and 2003, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Brenchley Housing Limited Partnership as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 7, 2005, on our consideration of South Brenchley Housing Limited Partnership's internal control and on its compliance with laws and regulations. This report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Roger Clubb
Simmons and Clubb
Certified Public Accountants

Boise, Idaho
February 7, 2005

Gubler & Company, P.C.
1234 W. South Jordan Parkway, #C
South Jordan, UT 84095
PHONE: 801-566-5866
FAX: 801-565-0509

                               INDEPENDENT AUDITORS' REPORT
                              --------------------------------

TO THE PARTNERS
HOMESTEAD WEST LIMITED PARTNERSHIP

We have audited the accompanying balance sheets of Homestead West Limited Partnership, as of December 31, 2004 and 2003 and the related statements of income, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Homestead West Limited Partnership, as of December 31, 2004 and 2003 and the results of its operations, changes in partners' capital, and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued reports dated February 2, 2005 on our consideration of Homestead West Limited Partnership's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters. The purpose of those reports are to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing and not to provide an opinion on the internal control over financial reporting or on compliance. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Gubler & Company, P.C.
Certified Public Accountants
South Jordan, Utah
February 2, 2005

Dauby O'Connor & Zaleski
703 Pro Med Lane, Suite 300
Carmel, IN 46032
PHONE: 317-848-5700
FAX: 317-815-6140

                               INDEPENDENT AUDITORS' REPORT
                            -------------------------------

To the Partners of
Louisa Senior Apartments, Ltd.
(A Kentucky Limited Partnership)

We have audited the accompanying balance sheet of Louisa Senior Apartments, Ltd. as of December 31, 2004, and the related statements of loss, changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the year ended December 31, 2003 were audited by other auditors whose report dated March 4, 2004 expressed an unqualified opinion.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Louisa Senior Apartments, Ltd. as of December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued reports dated January 14, 2005, on our consideration of Louisa Senior Apartments, Ltd.'s internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Dauby O'Connor & Zaleski, LLC
Certified Public Accountants

January 14, 2005
Carmel, Indiana

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

/s/ Miller, Mayer, Sullivan & Stevens, LLP
Certified Public Accountants

Lexington, Kentucky
February 4, 2004

Dauby O'Connor & Zaleski
703 Pro Med Lane, Suite 300
Carmel, IN 46032
PHONE: 317-848-5700
FAX: 317-815-6140

                                INDEPENDENT AUDITORS' REPORT
                            ---------------------------------

To the Partners of
Wells Hill Apartments, Ltd.
(A Kentucky Limited Partnership)

We have audited the accompanying balance sheet of Wells Hill Apartments, Ltd. as of December 31, 2004, and the related statements of loss, changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the year ended December 31, 2003 were audited by other auditors whose report dated February 9, 2004 expressed an unqualified opinion.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Hill Apartments, Ltd. as of December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued reports dated January 14, 2005, on our consideration of Wells Hill Apartments, Ltd.'s internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Dauby O'Connor & Zaleski, LLC
Certified Public Accountants

January 14, 2005
Carmel, Indiana

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

/s/ Miller, Mayer, Sullivan & Stevens LLP
Certified Public Accountants

Lexington, Kentucky
February 9, 2004

Eide Bailly LLP
200 East 10th Street, Suite 500
P.O. Box 5126
Sioux Falls, SD 57117-5126
PHONE: 605-339-1999
FAX: 605-339-1306

                               INDEPENDENT AUDITORS' REPORT
                               ------------------------------

The Partners
Lincoln, Ltd.
Pierre, South Dakota

We have audited the accompanying balance sheets of Lincoln, Ltd. (a limited partnership) as of December 31, 2004 and 2003, and the related statements of operations, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lincoln, Ltd. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated January 24, 2005 on our consideration of Lincoln, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Eide Bailly LLP
Certified Public Accountants

Sioux Falls, South Dakota
January 24, 2005

Eide Bailly LLP
200 East 10th Street, Suite 500
P.O. Box 5126
Sioux Falls, SD 57117-5126
PHONE: 605-339-1999
FAX: 605-339-1306

                                 INDEPENDENT AUDITORS' REPORT
                                ------------------------------

The Partners
Courtyard, Ltd.
Huron, South Dakota

We have audited the accompanying balance sheets of Courtyard, Ltd. (a limited partnership) as of December 31, 2004 and 2003, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Courtyard, Ltd. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated January 24, 2005, on our consideration of Courtyard, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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
January 24, 2005

Brockway, Gersbach, McKinnon & Niemeier, P.C.
P.O. Box 4083
Temple, TX 76505-4083
PHONE: 254-773-9907
FAX: 254-773-1570

                             INDEPENDENT AUDITORS' REPORT
                          ---------------------------------

The Partners
Leander Housing 1990, Ltd.
Leander, Texas

We have audited the accompanying balance sheet of Leander Housing 1990, Ltd. (a Texas limited partnership) as of December 31, 2004 and 2003 and the related statements of partners' deficit, operations, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Leander Housing 1990, Ltd. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Governmental Auditing Standards, we have also issued our report dated February 11, 2005, on our consideration of Leander Housing 1990, Ltd.'s internal control and on its compliance with laws and regulations applicable to the financial statements. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 19 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Year End Report/Analysis (Form FmHA 1930-8); the Statement of Actual Budget and Income (Form FmHA 1930-7) for the year ended December 31, 2004, and the Supplemental Data Required by USDA Rural Development, is presented for purposes of complying with the requirements of USDA Rural Development and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Brockway, Gersbach, McKinnon & Niemeier, P.C.
Certified Public Accountants

February 11, 2005

Johnson, Hickey & Murchison, P.C.
651 East Fourth Street, Suite 200
Chattanooga, TN 37403-1924
PHONE: 423-756-0052
FAX: 423-267-5945

                                 INDEPENDENT AUDITORS' REPORT
                              --------------------------------

To the General Partners of
Pleasant Valley Apartments, L.P.:

We have audited the accompanying balance sheets of Pleasant Valley Apartments, L.P. as of December 31, 2004 and 2003, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pleasant Valley Apartments, L.P. as of December 31, 2004 and 2003, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated January 25, 2005, on our consideration of the partnership's internal control over financial reporting and on its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Johnson, Hickey & Murchison, P.C.
Certified Public Accountants

January 25, 2005

Johnson, Hickey & Murchison, P.C.
651 East Fourth Street, Suite 200
Chattanooga, TN 37403-1924
PHONE: 423-756-0052
FAX: 423-267-5945

                                INDEPENDENT AUDITORS' REPORT
                              -----------------------------

To the General Partners of
Brookwood Apartments, L.P.:

We have audited the accompanying balance sheets of Brookwood Apartments, L.P. as of December 31, 2004 and 2003, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brookwood Apartments, L.P. as of December 31, 2004 and 2003, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated January 20, 2005, on our consideration of the partnership's internal control over financial reporting and on its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Johnson, Hickey & Murchison, P.C.
Certified Public Accountants

January 20, 2005

Johnson, Hickey & Murchison, P.C.
651 East Fourth Street, Suite 200
Chattanooga, TN 37403-1924
PHONE: 423-756-0052
FAX: 423-267-5945

                                INDEPENDENT AUDITORS' REPORT
                            ----------------------------------

To the General Partners of
River Rest Apartments, L.P.:

We have audited the accompanying balance sheets of River Rest Apartments, L.P. as of December 31, 2004 and 2003, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of River Rest Apartments, L.P. as of December 31, 2004 and 2003, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated January 26, 2005, on our consideration of the partnership's internal control over financial reporting and on its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Johnson, Hickey & Murchison, P.C.
Certified Public Accountants

January 26, 2005

Habif, Arogeti & Wynne, LLP
5565 Glenridge Connector, Suite 200
Atlanta, GA 30342
PHONE: 404-892-9651
FAX: 404-876-3913

                               INDEPENDENT AUDITORS' REPORT
                             -------------------------------

To the Partners
Royston Elderly Housing, L.P.

We have audited the accompanying balance sheets of ROYSTON ELDERLY HOUSING, L.P. (USDA Rural Development Case No. 10-059-582088484), a limited partnership, as of December 31, 2004 and 2003, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ROYSTON ELDERLY HOUSING, L.P. as of December 31, 2004 and 2003, and the results of its operations, its changes in partners' equity (deficit), and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 28, 2005, on our consideration of ROYSTON ELDERLY HOUSING, L.P.'s internal control and our report dated February 28, 2005, on its compliance with laws and regulations applicable to the financial statements. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

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
February 28, 2005

Leavitt, Christensen & Co., PLLC
13965 W. Chinden Blvd., Suite 200C
Boise, ID 83713
PHONE: 208-287-5353
FAX: 208-287-5358

                                INDEPENDENT AUDITORS' REPORT
                           ----------------------------------

Managing General Partner
Heritage Park Associates Limited Partnership
Boise, Idaho

We have audited the accompanying balance sheets of Heritage Park Associates Limited Partnership, as of December 31, 2004 and 2003, and the related statements of operations, partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heritage Park Associates Limited Partnership as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 17, 2005 on our consideration of Heritage Park Associates Limited Partnership's internal control and on its compliance with laws and regulations. This report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Leavitt, Christensen & Co., PLLC
Certified Public Accountants

January 17, 2005

Turk & Giles, CPAs, P.C.
2026 Connecticut-P.O. Box 3766
Joplin, MO 64803
PHONE: 417-623-8666
FAX: 417-623-4075

                                 INDEPENDENT AUDITORS' REPORT
                              ---------------------------------

To the Partners
Galena Seniors, L.P.
Joplin, Missouri

We have audited the accompanying balance sheets of Galena Seniors, L.P. (a limited partnership) as of December 31, 2004 and 2003, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galena Seniors L.P. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 28, 2005 on our consideration of Galena Seniors, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, and contracts. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Supplemental Letter on pages 13-14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

February 28, 2005

Turk & Giles, CPAs, P.C.
2026 Connecticut-P.O. Box 3766
Joplin, MO 64803
PHONE: 417-623-8666
FAX: 417-623-4075

                              INDEPENDENT AUDITORS' REPORT
                          ----------------------------------

To the Partners
Purdy Apartments, L.P.
Joplin, Missouri

We have audited the accompanying balance sheets of Purdy Apartments L.P. (a limited partnership) as of December 31, 2004 and 2003, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Purdy Apartments, L.P. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 28, 2005 on our consideration of Purdy Apartments, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, and contracts. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Supplemental Letter on pages 13-14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

February 28, 2005

Turk & Giles, CPAs, P.C.
2026 Connecticut-P.O. Box 3766
Joplin, MO 64803
PHONE: 417-623-8666
FAX: 417-623-4075

                              INDEPENDENT AUDITORS' REPORT
                           -------------------------------------

To the Partners
Aurora Seniors, L.P.
Joplin, Missouri

We have audited the accompanying balance sheets of Aurora Seniors, L.P. (a limited partnership) as of December 31, 2004 and 2003, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aurora Seniors L.P. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 28, 2005 on our consideration of Aurora Seniors, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, and contracts. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Supplemental Letter on pages 13-14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

February 28, 2005

Turk & Giles, CPAs, P.C.
2025 Connecticut-P.O. Box 3766
Joplin, MO 64803
PHONE: 417-623-8666
FAX: 417-623-4075

                               INDEPENDENT AUDITORS' REPORT
                             ------------------------------

To the Partners
Baxter Springs Seniors, L.P.
Joplin, Missouri

We have audited the accompanying balance sheets of Baxter Springs Seniors, L.P. (a limited partnership) as of December 31, 2004 and 2003, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Baxter Springs Seniors L.P. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 28, 2005 on our consideration of Baxter Springs Seniors, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, and contracts. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Supplemental Letter on pages 13-14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

February 28, 2005

Turk & Giles, CPAs, P.C.
2026 Connecticut-P.O. Box 3766
Joplin, MO 64803
PHONE: 417-623-8666
FAX: 417-623-4075

                           INDEPENDENT AUDITORS' REPORT
                          ---------------------------------

To the Partners
Marionville Seniors, L.P.
Joplin, Missouri

We have audited the accompanying balance sheets of Marionville Seniors, L.P. (a limited partnership) as of December 31, 2004 and 2003, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marionville Seniors, L.P. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 28, 2005 on our consideration of Marionville Seniors, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations and contracts. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Supplemental Letter on pages 13-14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

February 28, 2005

David G. Pelliccione, C.P.A., P.C.
329 Commercial Drive, Suite 120
Savannah, GA 31406
PHONE: 912-354-2334
FAX: 912-354-2443

                            INDEPENDENT AUDITORS' REPORT
                          -------------------------------

To The Partners
Brookstone Apartments, L.P.

We have audited the accompanying balance sheet of BROOKSTONE APARTMENTS, L.P., as of December 31, 2004 and 2003 and the related statements of operation, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of The Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BROOKSTONE APARTMENTS, L.P. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles of the United States.

In accordance with Government Auditing Standards, we have also issued our report dated February 8, 2005, on our consideration of BROOKSTONE APARTMENTS, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ David G. Pelliccione, C.P.A., P.C.
Savannah, Georgia
February 8, 2005

David G. Pelliccione, C.P.A., P.C.
329 Commercial Drive, Suite 120
Savannah, GA 31406
PHONE: 912-354-2334
FAX: 912-354-2443

                                INDEPENDENT AUDITORS' REPORT
                             --------------------------------

To The Partners
Brooks Hollow Apartments, L.P.

We have audited the accompanying balance sheet of BROOKS HOLLOW APARTMENTS, L.P., as of December 31, 2004 and 2003 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of The Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BROOKS HOLLOW APARTMENTS, L.P., as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles of the United States.

In accordance with Government Auditing Standards, we have also issued our report dated February 8, 2005, on our consideration of BROOKS HOLLOW APARTMENTS, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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
Savannah, Georgia
February 8, 2005

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
41-033-341704593, as of December 31, 2004 and 2003, and the related statements of income, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Morningside Villa Limited Partnership, DBA Morningside Villa Apartments, Case No. 41-033-341704593, at December 31, 2004 and 2003, and the results of its operations, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program," issued in December 1989, we have also issued a report dated January 26, 2005, on our consideration of Morningside Villa Limited Partnership's internal control and on compliance with specific requirements applicable to Rural Housing Service Programs. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Fentress, Brown, CPAs & Associates, LLC
Certified Public Accountants
Columbus, Ohio
January 26, 2005

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

                             INDEPENDENT AUDITORS' REPORT
                           ------------------------------

To the Partners of                                     Rural Housing Service
Kenton Apartments Company Limited Partnership          Servicing Office
DBA Springbrook Commons                                Findlay, Ohio
Mansfield, Ohio

We have audited the accompanying balance sheets of Kenton Apartments Company Limited Partnership (a limited partnership), DBA Springbrook Commons, Case No. 41-033-0382999141, as of December 31, 2004 and 2003, and the related statements of income, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kenton Apartments Company Limited Partnership, DBA Springbrook Commons, Case No. 41-033-0382999141, at December 31, 2004 and 2003, and the results of its operations, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program," issued in December 1989, we have also issued a report dated January 26, 2005, on our consideration of Kenton Apartments Company Limited Partnership's internal control and on compliance with specific requirements applicable to Rural Housing Service Programs. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Fentress, Brown, CPAs & Associates, LLC
Certified Public Accountants
Columbus, Ohio
January 26, 2005

Donald W. Causey & Associates, P.C.
516 Walnut Street-P.O. Box 775
Gadsden, AL 35902
PHONE: 256-543-3707
FAX:  256-543-9800

                               INDEPENDENT AUDITORS' REPORT
                             -------------------------------

To the Partners
Lakeshore II, Ltd.
Tuskegee, Alabama

We have audited the accompanying balance sheets of Lakeshore II, Ltd., a limited partnership, RHS Project No.: 01-044-631056927 as of December 31, 2004 and 2003, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeshore II, Ltd., RHS Project No.: 01-044-631056927 as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 11 and 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the years ended December 31, 2004 and 2003, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 27, 2005 on our consideration of Lakeshore II, Ltd.'s, internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountants

Gadsden, Alabama
February 27, 2005

Donald W. Causey & Associates, P.C.
516 Walnut Street-P.O. Box 775
Gadsden, AL 35902
PHONE: 256-543-3707
FAX: 256-543-9800

                               INDEPENDENT AUDITORS' REPORT
                          -----------------------------------

To the Partners
Skyview Apartments, Ltd.
Troy, Alabama

We have audited the accompanying balance sheets of Skyview Apartments, Ltd., a limited partnership, RHS Project No.: 01-055-631086473 as of December 31, 2004 and 2003, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Skyview Apartments, Ltd., RHS Project No.: 01-055-631086473 as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2004 and 2003, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 6, 2005 on our consideration of Skyview Apartments, Ltd's., internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountants

Gadsden, Alabama
February 6, 2005

Donald W. Causey & Associates, P.C.
516 Walnut Street-P.O. Box 775
Gadsden, AL 35902
PHONE: 256-543-3707
FAX: 256-543-9800

                                INDEPENDENT AUDITORS' REPORT
                              --------------------------------

To the Partners
Meadowview Apartments, Ltd.
Greenville, Alabama

We have audited the accompanying balance sheets of Meadowview Apartments, Ltd., a limited partnership, as of December 31, 2004 and 2003, and the related statement of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meadowview Apartments, Ltd., as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Donald W. Causey and Associates, P.C.
Certified Public Accountant

Gadsden, Alabama
February 23, 2005

Donald W. Causey & Associates, P.C.
516 Walnut Street-P.O. Box 775
Gadsden, AL 35902
PHONE: 256-543-3707
FAX: 256-543-9800

                                 INDEPENDENT AUDITORS' REPORT
                              --------------------------------

To the Partners
Applegate Apartments, Ltd.
Florence, Alabama

We have audited the accompanying balance sheets of Applegate Apartments, Ltd., a limited partnership, as of December 31, 2004 and 2003, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Applegate Apartments, Ltd., as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 and 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountants

Gadsden, Alabama
February 21, 2005

Donald W. Causey & Associates, P.C.
516 Walnut Street-P.O. Box 775
Gadsden, AL 35902
PHONE: 256-543-3707
FAX: 256-543-9800

                               INDEPENDENT AUDITORS' REPORT
                            -----------------------------------

To the Partners
Heatherwood Apartments, Ltd.
Alexander City, Alabama

We have audited the accompanying balance sheets of Heatherwood Apartments, Ltd., a limited partnership, as of December 31, 2004 and 2003, and the related statement of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heatherwood Apartments, Ltd., as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountants

Gadsden, Alabama
February 12, 2005

Bernard Robinson & Company, LLP
109 Muirs Chapel Rd.-P.O. Box 19608
Greensboro, NC 27419-9608
PHONE: 336-294-4494
FAX: 336-547-0840

                                   INDEPENDENT AUDITORS' REPORT
                                   -----------------------------

To the Partners
Lovingston Ridge, L.P.
Charlotte, North Carolina

We have audited the accompanying balance sheets of Lovingston Ridge, L.P. (A Virginia Limited Partnership) as of December 31, 2004 and 2003, and the related statements of operations, partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lovingston Ridge, L.P. as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 31, 2005, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

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

January 31, 2005

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

Ronald M. Diner, is President and a Director. He is a Senior Vice President of Raymond James & Associates, Inc., with whom he has been employed since June 1983. Mr. Diner received an MBA degree from Columbia University (1968) and a BS degree from Trinity College (1966). Prior to joining Raymond James & Associates, Inc., he managed the broker-dealer activities of Pittway Real Estate, Inc., a real estate development firm. He was previously a loan officer at Marine Midland Realty Credit Corp., and spent three years with Common, Dann & Co., a New York regional investment firm. He has served as a member of the Board of Directors of the Council for Rural Housing and Development, a national organization of developers, managers and syndicators of properties developed under the RECD Section 515 program, and is a member of the Board of Directors of the Florida Council for Rural Housing and Development. Mr. Diner has been a speaker and panel member at state and national seminars relating to the low-income housing credit.

J. Davenport Mosby, is a Vice President and a Director. He is a Senior Vice President of Raymond James & Associates, Inc. which he joined in 1982. Mr. Mosby received an MBA from the Harvard Business School (1982). He graduated magna cum laude with a BA from Vanderbilt University where he was elected to Phi Beta Kappa.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

    Neither of the General Partners own any units of the outstanding securities of Gateway as of March 31, 2005. Ronald M. Diner, President of Raymond James Tax Credit Funds, Inc. owns 5 units of Series 7. None of the other directors and officers own any units of the outstanding securities of Gateway as of March 31, 2005.

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

   For the periods ended March 31, 2005, 2004, and 2003 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

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

	2005 ----	2004 ----	2003 ----
Series 7	$ 86,447	$ 86,749	$ 87,082
Series 8	89,908	90,313	90,730
Series 9	49,509	49,711	49,865
Series 10	33,819	33,890	34,013
Series 11	28,021 --------	28,254 --------	28,518 --------
Total	$287,704 ========	$288,917 ========	$290,208 ========

   General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statement of Operations.
	2005 ----	2004 ----	2003 ----
Series 7	$ 56,857	$ 56,842	$ 32,765
Series 8	62,689	62,671	36,127
Series 9	34,990	34,979	20,164
Series 10	21,868	21,863	12,601
Series 11	17,494 --------	17,491 --------	10,081 --------
Total	$193,898 ========	$193,846 ========	$111,738 ========

Item 14. Principal Accounting Fees & Services

  The aggregate fees billed by the Partnership's principal accounting firm, Spence, Marston, Bunch, Morris and Co., for professional services rendered for the audit of the annual financial statements and review of financial statements included in the Partnerships quarterly reports on Form 10-Q for the years ended March 31, 2005 and 2004 were $21,625 and $24,925, respectively.

  Tax - During fiscal 2005 and 2004, Spence, Marston, Bunch, Morris & Co. was engaged to prepare the Partnership's federal tax return, for which they billed $6,500 for each year.

  Other Fees - The Company's Audit Committee Charter requires that the Committee approve the engagement of the principal auditing firm prior to the rendering of any audit or non-audit services. During fiscal 2005, 100% of the audit related and other fees and 100% of the tax fees were pre-approved by the Audit Committee.

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
AS OF DECEMBER 31, 2004

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

Coalgate, OK

West Blocton, AL

Mountain Home. AR

18 24 44 40 24 24 40 44 24 24 42 24 30 24 48 24 22 41 24 48 28 40 42 40 36 36 12 24 32 40 40 24 24 16 24 24 24 24 32

$ 569,475

749,675

1,993,527

1,296,350

793,975

787,951

1,178,512

1,380,415

779,825

757,016

1,185,749

662,018

821,015

728,876

1,405,841

657,714

665,231

1,079,449

810,130

1,192,576

714,494

1,021,604

1,436,587

1,203,233

902,414

1,174,574

337,264

720,789

1,226,056

1,163,002

1,398,837

777,585

752,046

503,455

765,093

666,362

666,088

764,050

160,913
----------

$35,849,766 ===========

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2004
SERIES 7 Apartment Properties	Cost At Acquisition --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Net Improvements Capitalized Subsequent to Acquisition ---------------

Nottingham

Cedar Hollow

Sunrise

Mountain City

Burbank

Washington

BrookStone

Tazewell

N. Irvine

Horton

Manchester

Waynesboro

Lakeland II

Mt. Vernon

Meadow Run

Spring Creek II

Warm Springs

Blue Ridge

Walnut

Pioneer

Dilley

Elsa

Clinch View

Jamestown

Leander

Louisa Sr.

Orchard Commons

Vardaman

Heritage Park

BrooksHollow

Cavalry Crossing

Carson City

Matteson

Pembroke

Robynwood

Atoka

Coalgate

Hill Creek

Cardinal

$ 21,070

25,000

30,000

67,000

25,000

30,000

45,000

75,000

27,600

15,615

40,000

45,310

30,000

19,500

20,000

40,000

45,000

0

20,000

30,000

30,000

40,000

99,000

53,800

46,000

90,000

28,789

15,000

199,000

67,155

82,300

86,422

28,438

22,000

35,000

16,000

22,500

29,337

24,207
----------

$ 695,113

889,355

837,000

1,345,826

595,780

401,435

176,183

834,811

696,407

641,460

243,179

107,860

149,453

156,335

241,802

117,323

196,691

234,193

112,079

1,092,918

847,755

1,286,910

409,447

436,875

1,063,200

449,409

452,556

93,877

1,243,700

183,029

894,246

354,778

556,314

190,283

315,110

819,334

806,005

622,291

650,852
----------

$ 8,447

66,936

1,732,037

231,411

417,395

556,817

1,240,266

844,247

302,425

275,465

1,191,316

663,155

830,194

724,691

1,483,038

651,152

581,275

1,104,950

918,932

341,498

12,647

15,105

1,320,031

1,081,593

54,704

979,128

(1,684)

808,691

187,081

1,187,815

850,276

522,490

369,881

411,021

661,574

0

0

339,918

110,181
----------

	$ 1,666,043 ===========	$21,441,174 ===========	$23,076,099 ===========

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2004
SERIES 7 Apartment Properties	Gross Amount At Which Carried At December 31, 2004 --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Total -----

Nottingham

Cedar Hollow

Sunrise

Mountain City

Burbank

Washington

BrookStone

Tazewell

N. Irvine

Horton

Manchester

Waynesboro

Lakeland II

Mt. Vernon

Meadow Run

Spring Creek II

Warm Springs

Blue Ridge

Walnut

Pioneer

Dilley

Elsa

Clinch View

Jamestown

Leander

Louisa Sr.

Orchard Commons

Vardaman

Heritage Park

BrooksHollow

Cavalry Crossing

Carson City

Matteson

Pembroke

Robynwood

Atoka

Coalgate

Hill Creek

Cardinal

$ 21,070

25,000

30,000

67,000

25,000

30,000

45,000

75,000

27,600

15,615

49,455

34,500

29,600

19,500

40,000

30,000

20,000

0

20,000

30,000

30,000

40,000

99,000

53,800

46,000

90,000

28,789

15,000

199,000

67,000

101,365

40,028

39,000

22,000

35,000

16,000

22,500

29,337

24,207
----------

$ 703,560

956,291

2,569,037

1,577,237

1,013,175

958,252

1,416,449

1,679,058

998,832

916,925

1,425,040

781,825

980,047

881,026

1,704,840

778,475

802,966

1,339,143

1,031,011

1,434,416

860,402

1,302,015

1,729,478

1,518,468

1,117,904

1,428,537

450,872

902,568

1,430,781

1,370,999

1,725,457

923,662

915,633

601,304

976,684

819,334

806,005

962,209

761,033
----------

$ 724,630

981,291

2,599,037

1,644,237

1,038,175

988,252

1,461,449

1,754,058

1,026,432

932,540

1,474,495

816,325

1,009,647

900,526

1,744,840

808,475

822,966

1,339,143

1,051,011

1,464,416

890,402

1,342,015

1,828,478

1,572,268

1,163,904

1,518,537

479,661

917,568

1,629,781

1,437,999

1,826,822

963,690

954,633

623,304

1,011,684

835,334

828,505

991,546

785,240
----------

	$ 1,632,366 ===========	$44,550,950 ===========	$46,183,316 ===========

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2004
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

Atoka

Coalgate

Hill Creek

Cardinal

$ 235,385

333,204

1,105,491

739,763

381,088

423,052

573,169

765,315

315,167

450,141

546,525

311,345

398,015

335,363

681,936

309,218

327,203

562,677

355,384

463,764

216,102

382,015

778,838

673,327

501,931

466,548

154,526

280,170

667,548

541,818

562,340

415,690

426,005

197,695

313,782

394,809

394,485

373,149

198,610
----------

5.0-40.0

7.0-40.0

5.0-27.5

7.0-27.5

5.0-30.0

5.0-30.0

5.0-27.5

7.0-27.5

5.0-40.0

5.0-25.0

5.0-25.0

10.0-30.0

10.0-30.0

5.0-30.0

7.0-27.5

10.0-30.0

5.0-40.0

5.0-25.0

5.0-40.0

12.0-40.0

5.0-50.0

7.0-50.0

7.0-27.5

7.0-27.5

7.0-30.0

5.0-40.0

5.0-40.0

5.0-40.0

7.0-27.5

5.0-27.5

12.0-40.0

7.0-27.5

7.0-27.5

5.0-40.0

5.0-40.0

5.0-25.0

5.0-25.0

7.0-27.5

7.0-27.5

$17,552,593 ===========

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2004
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

Russellville, KY

Tuskegee, AL

Cottondale, FL

16 24 24 24 24 32 24 36 24 24 28 16 24 24 24 24 25 24 16 16 32 16 29 44 44 33 20 34 24 24 46 64 36 30 16 24 32 36 41 24 24 36 25

$ 452,811

599,949

626,840

712,246

646,761

1,022,025

791,554

1,075,948

529,686

734,207

717,064

420,985

743,333

724,985

673,255

701,669

877,944

732,963

583,129

599,715

960,290

929,387

748,801

1,227,673

1,443,124

1,084,444

644,580

1,131,891

674,381

818,109

1,410,369

2,195,390

1,088,655

1,221,336

514,662

884,452

943,223

1,089,348

1,351,118

749,521

773,634

1,139,001

754,690
----------

$37,745,148 ===========

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2004
SERIES 8	Cost At Acquisition --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Net Improvements Capitalized Subsequent to Acquisition ----------------

Purdy

Galena

Antlers 2

Holdenville

Wetumka

Mariners Cove

Mariners Cove Sr.

Antlers

Bentonville

Deerpoint

Aurora

Baxter

Arbor Gate

Timber Ridge

Concordia Sr.

Mountainburg

Lincoln

Fox Ridge

Meadow View

Sheridan

Morningside

Grand Isle

Meadowview

Taylor

Brookwood

Pleasant Valley

Reelfoot

River Rest

Kirskville

Cimmaron

Kenton

Lovingston

Pontotoc

So. Brenchley

Hustonville

Northpoint

Brooks Field

Brooks Lane

Brooks Point

Brooks Run

Logan Heights

Lakeshore 2

Cottondale

$ 64,823

19,200

26,000

15,000

19,977

117,192

72,252

50,529

15,220

33,250

164,350

13,800

43,218

15,145

65,000

20,000

121,000

35,000

29,000

20,100

31,163

20,000

40,000

105,335

28,148

56,269

13,000

50,750

50,000

18,000

61,699

178,985

40,500

99,658

20,000

140,000

45,762

57,500

108,000

50,000

24,600

45,000

36,000
----------

$ 493,596

362,505

761,859

877,598

792,876

1,134,974

901,745

1,270,510

743,269

912,974

716,471

418,296

873,748

879,334

776,131

863,990

933,872

867,785

686,959

373,018

1,152,691

1,180,210

954,717

1,185,923

1,780,090

1,288,452

118,127

431,259

188,140

611,963

785,703

2,215,782

312,296

492,781

672,270

942,599

113,295

123,401

135,053

158,025

422,778

273,501

911,975
----------

$ 31,174

412,137

0

0

0

60,191

42,910

0

0

(13,750)

33,245

129,854

25,138

24,746

(14,742)

0

73,236

0

11,808

389,010

5,963

(31,773)

0

238,534

4,168

13,379

698,721

922,530

593,352

504,689

934,357

336,429

988,172

982,649

5,425

5,680

1,018,634

1,174,784

1,416,461

716,653

504,352

1,109,002

344
----------

	$ 2,280,425 ===========	$32,092,541 ===========	$13,347,462 ===========

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2004

SERIES 8
Gross Amount At Which Carried At December 31, 2004 --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Total -----

Purdy

Galena

Antlers 2

Holdenville

Wetumka

Mariners Cove

Mariners Cove Sr.

Antlers

Bentonville

Deerpoint

Aurora

Baxter

Arbor Gate

Timber Ridge

Concordia Sr.

Mountainburg

Lincoln

Fox Ridge

Meadow View

Sheridan

Morningside

Grand Isle

Meadowview

Taylor

Brookwood

Pleasant Valley

Reelfoot

River Rest

Kirskville

Cimmaron

Kenton

Lovingston

Pontotoc

So. Brenchley

Hustonville

Northpoint

Brooks Field

Brooks Lane

Brooks Point

Brooks Run

Logan Heights

Lakeshore 2

Cottondale

$ 12,200

19,200

26,000

15,000

19,977

64,000

46,216

50,529

15,220

19,500

35,000

14,845

43,218

15,145

65,000

20,000

121,000

35,000

18,000

20,100

31,163

20,000

40,000

105,334

28,148

56,269

13,827

52,062

50,000

6,000

61,699

171,772

40,500

99,658

20,000

140,000

45,761

57,500

108,000

50,366

24,600

45,000

36,000
----------

$ 577,393

774,642

761,859

877,598

792,876

1,248,357

970,691

1,270,510

743,269

912,974

879,066

547,105

898,886

904,080

761,389

863,990

1,007,108

867,785

709,767

762,028

1,158,654

1,148,437

954,717

1,424,458

1,784,258

1,301,831

816,021

1,352,477

781,492

1,128,652

1,720,060

2,559,424

1,300,468

1,475,430

677,695

948,279

1,131,930

1,298,185

1,551,514

874,312

927,130

1,382,503

912,319
----------

$ 589,593

793,842

787,859

892,598

812,853

1,312,357

1,016,907

1,321,039

758,489

932,474

914,066

561,950

942,104

919,225

826,389

883,990

1,128,108

902,785

727,767

782,128

1,189,817

1,168,437

994,717

1,529,792

1,812,406

1,358,100

829,848

1,404,539

831,492

1,134,652

1,781,759

2,731,196

1,340,968

1,575,088

697,695

1,088,279

1,177,691

1,355,685

1,659,514

924,678

951,730

1,427,503

948,319
----------

	$ 1,978,809 ===========	$45,741,619 ===========	$47,720,428 ===========

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2004
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

Brooks Run

Logan Heights

Lakeshore 2

Cottondale

$ 301,414

369,792

367,474

409,328

371,882

558,512

429,753

601,081

372,251

240,766

431,343

252,580

271,157

277,017

351,348

402,333

428,860

220,874

273,816

248,863

419,750

517,359

439,171

325,192

721,109

537,404

317,441

526,311

339,750

474,594

592,807

1,100,156

338,791

618,523

202,715

290,319

420,143

481,166

564,713

330,807

387,770

359,575

335,441
----------

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

$17,821,451 ===========

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2004
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

Ragland, AL

Emporium, PA

Manchester, GA

24 24 16 24 42 36 24 24 20 24 24 24 36 40 24 24 24 24 24 24 24 24 32 18

$ 643,084

608,881

458,879

731,798

1,440,228

1,120,086

910,889

942,414

556,116

709,138

814,658

779,292

1,120,431

1,397,702

782,004

722,105

791,664

613,724

788,340

650,556

760,850

765,913

1,348,451

583,570
-----------

$20,040,773 ===========

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2004
SERIES 9 Apartment Properties	Cost At Acquisition --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Net Improvements Capitalized Subsequent to Acquisition ---------------

Jay

Boxwood

Stilwell 3

Arbor Trace

Arbor Trace 2

Omega

Cornell 2

Elm Creek

Marionville

Lamar

Mt. Glen

Centreville

Skyview

Sycamore

Bradford

Cedar Lane

Stanton

Abernathy

Pembroke

Meadowview

Town Branch

Fox Run

Maple Street

Manchester

$ 30,000 22,273 15,567 62,500 100,000 35,000 29,155 71,360 24,900 18,000 23,500 36,000 120,000 64,408 66,000 49,750 41,584 30,000 43,000 46,270 21,000 47,467 85,000 24,100 ---------

$ 103,524

718,529

82,347

185,273

361,210

188,863

576,296

233,390

409,497

202,240

480,064

220,952

220,161

415,748

285,025

952,314

959,574

751,898

955,687

1,086,351

942,114

919,296

1,178,856

711,035
----------

$ 677,073 30,137 489,218 670,585 1,345,224 1,183,441 582,809 903,930 285,211 684,085 574,991 723,435 1,078,736 1,357,014 704,607 5,958 0 0 7,608 4,292 21,296 11,431 448,225 479 ----------
	$1,106,834 ==========	$13,140,244 ===========	$11,789,785 ===========

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2004
SERIES 9 Apartment Properties	Gross Amount At Which Carried At December 31, 2004 --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Total -----

Jay

Boxwood

Stilwell 3

Arbor Trace

Arbor Trace 2

Omega

Cornell 2

Elm Creek

Marionville

Lamar

Mt. Glen

Centreville

Skyview

Sycamore

Bradford

Cedar Lane

Stanton

Abernathy

Pembroke

Meadowview

Town Branch

Fox Run

Maple Street

Manchester

$ 25,000 22,273 10,000 62,500 100,000 35,000 29,155 71,360 25,000 18,000 23,500 36,000 120,000 64,600 66,000 49,750 41,584 30,000 43,000 46,270 21,000 47,467 85,000 27,200 ---------

$ 785,597

748,666

577,132

855,858

1,706,434

1,372,304

1,159,105

1,137,320

694,608

886,325

1,055,055

944,387

1,298,897

1,772,570

989,632

958,272

959,574

751,898

963,295

1,090,643

963,410

930,727

1,627,081

708,414
----------

$ 810,597

770,939

587,132

918,358

1,806,434

1,407,304

1,188,260

1,208,680

719,608

904,325

1,078,555

980,387

1,418,897

1,837,170

1,055,632

1,008,022

1,001,158

781,898

1,006,295

1,136,913

984,410

978,194

1,712,081

735,614
----------

	$1,099,659 ==========	$24,937,204 ===========	$26,036,863 ===========

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III -REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2004
SERIES 9 Apartment Properties Partnership -----------	Accumulated Depreciation -------------	Depreciable Life -----------

Jay

Boxwood

Stilwell 3

Arbor Trace

Arbor Trace 2

Omega

Cornell 2

Elm Creek

Marionville

Lamar

Mt. Glen

Centreville

Skyview

Sycamore

Bradford

Cedar Lane

Stanton

Abernathy

Pembroke

Meadowview

Town Branch

Fox Run

Maple Street

Manchester

$ 346,361

347,058

256,212

298,407

594,242

484,467

502,822

483,589

325,984

397,990

452,362

409,770

344,934

486,474

294,814

304,643

303,898

341,443

291,676

280,947

271,766

353,783

448,727

249,926
----------

5.0-25.0

5.0-25.0

5.0-25.0

10.0-30.0

10.0-30.0

5.0-50.0

5.0-30.0

5.0-27.5

7.0-27.5

5.0-25.0

7.0-27.5

5.0-40.0

5.0-40.0

12.0-40.0

5.0-40.0

5.0-40.0

5.0-40.0

5.0-25.0

7.0-40.0

5.0-40.0

7.0-40.0

7.0-27.5

7.0-40.0

5.0-27.5

$ 8,872,295 ===========

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2004
SERIES 10 Apartment Properties Partnership -----------	Location --------	# of Units ----------	Mortgage Loan Balance ------------
Redstone Albany Oak Terrace Wellshill Applegate Heatherwood Peachtree Donna Wellsville Tecumseh Clay City Irvine West New Castle Stigler Courtyard	Challis, ID Albany, KY Bonifay, FL West Liberty, KY Florence, AL Alexander City, AL Gaffney, SC Donna, TX Wellsville, NY Tecumseh, NE Clay City, KY Irvine, KY New Castle, KY Stigler, OK Huron, SD	24 24 18 32 36 36 28 50 24 24 24 24 24 20 21	$ 832,389 764,439 535,006 1,069,388 1,114,105 881,790 989,631 1,403,825 1,034,860 884,220 801,753 799,553 794,648 585,591 634,903 ----------
$13,126,101 ===========
Cost At Acquisition --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Net Improvements Capitalized Subsequent to Acquisition ----------------
Redstone Albany Oak Terrace Wellshill Applegate Heatherwood Peachtree Donna Wellsville Tecumseh Clay City Irvine West New Castle Stigler Courtyard	$ 24,000 39,500 27,200 75,000 125,000 55,000 25,000 112,000 38,000 20,000 22,750 25,000 40,575 24,000 12,000 -------	$ 747,591 990,162 633,284 1,270,844 1,467,675 1,551,679 1,021,466 1,661,889 1,286,389 1,038,151 998,334 1,060,585 971,520 730,056 465,936 ----------	$ 381,110 12,867 3,996 5,100 259,757 13,575 46,330 4,778 59,187 71,553 17,924 8,122 11,511 0 300,015 ----------
	$665,025 ========	$15,895,561 ===========	$ 1,195,825 ===========

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2004
SERIES 10 Apartment Properties	Gross Amount At Which Carried At December 31, 2004 --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Total -----
Redstone Albany Oak Terrace Wellshill Applegate Heatherwood Peachtree Donna Wellsville Tecumseh Clay City Irvine West New Castle Stigler Courtyard	$ 7,600 39,500 27,200 75,000 125,000 55,000 25,000 112,000 38,000 20,000 22,750 25,000 40,575 24,000 12,000 --------	$ 1,145,101 1,003,029 637,280 1,275,944 1,727,432 1,565,254 1,067,796 1,666,667 1,345,576 1,109,704 1,016,258 1,068,707 983,031 730,056 765,951 ----------	$ 1,152,701 1,042,529 664,480 1,350,944 1,852,432 1,620,254 1,092,796 1,778,667 1,383,576 1,129,704 1,039,008 1,093,707 1,023,606 754,056 777,951 ----------
	$ 648,625 =========	$17,107,786 ===========	$17,756,411 ===========
Partnership -----------	Accumulated Depreciation ------------	Depreciable Life -----------
Redstone Albany Oak Terrace Wellshill Applegate Heatherwood Peachtree Donna Wellsville Tecumseh Clay City Irvine West New Castle Stigler Courtyard	$ 492,703 319,337 248,249 375,435 444,146 407,698 286,714 363,982 564,399 290,202 281,960 299,081 272,043 205,436 251,963 ----------	7.0-27.5 5.0-40.0 5.0-27.5 5.0-40.0 5.0-40.0 5.0-40.0 5.0-40.0 7.0-50.0 7.0-27.5 5.0-50.0 5.0-40.0 5.0-40.0 5.0-40.0 5.0-25.0 5.0-40.0
$5,103,348 ==========

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2003
SERIES 11 Apartment Properties Partnership -----------	Location --------	# of Units ----------	Mortgage Loan Balance -------------
Homestead Mountain Oak Eloy Gila Bend Creekstone Tifton Cass Towne Warsaw Royston Red Bud Cardinal Parsons	Pinetop, AZ Collinsville, AL Eloy, AZ Gila Bend, AZ Dallas, GA Tifton, GA Cartersville, GA Warsaw, VA Royston, GA Mokane, MO Mountain Home, AR Parsons, KS	32 24 24 36 40 36 10 56 25 8 32 38	$ 1,294,735 671,963 640,340 962,225 743,895 829,694 59,417 2,623,838 734,665 236,121 104,980 1,080,620 ----------
$ 9,982,493 ===========

Cost At Acquisition --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Net Improvements Capitalized Subsequent to Acquisition ---------------
Homestead Mountain Oak Eloy Gila Bend Creekstone Tifton Cass Towne Warsaw Royston Red Bud Cardinal Parsons	$ 126,000 30,000 12,000 18,000 130,625 17,600 22,690 146,800 36,000 5,500 15,793 45,188 -------	$ 1,628,502 473,033 882,913 945,233 170,655 192,853 301,458 3,200,738 785,602 295,617 424,616 953,512 ----------	$ 55,630 385,760 102,214 408,572 1,707,324 1,496,433 4,854 18,567 113,557 447 71,883 377,539 ---------
	$606,196 ========	$10,254,732 ===========	$4,742,780 ==========

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2004
SERIES 11 Apartment Properties	Gross Amount At Which Carried At December 31, 2004 --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Total -----
Homestead Mountain Oak Eloy Gila Bend Creekstone Tifton Cass Towne Warsaw Royston Red Bud Cardinal Parsons	$ 126,000 30,000 12,000 18,000 130,650 17,327 22,690 146,800 36,000 5,500 15,793 38,437 --------	$ 1,684,132 858,793 985,127 1,353,805 1,877,954 1,689,559 306,312 3,219,305 899,159 296,064 496,499 1,337,802 ----------	$ 1,810,132 888,793 997,127 1,371,805 2,008,604 1,706,886 329,002 3,366,105 935,159 301,564 512,292 1,376,239 ----------
	$ 599,197 =========	$15,004,511 ===========	$15,603,708 ===========
Partnership -----------	Accumulated Depreciation ------------	Depreciable Life ------------
Homestead Mountain Oak Eloy Gila Bend Creekstone Tifton Cass Towne Warsaw Royston Red Bud Cardinal Parsons	$ 477,225 330,570 401,208 539,222 628,826 387,163 81,664 1,137,913 297,303 70,688 129,574 327,981 ----------	5.0-40.0 5.0-27.5 5.0-27.5 5.0-40.0 7.0-27.5 5.0-25.0 7.0-27.5 7.0-27.5 7.0-40.0 7.0-40.0 7.0-27.5 12.0-40.0
$ 4,809,337 ===========

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2004
GATEWAY TAX CREDIT FUND III LTD.
NOTES TO SCHEDULE III

SERIES 7
Balance at beginning of period -
December 31, 2003
 Additions during period:
  Acquisitions through foreclosure
  Other acquisitions
  Improvements, etc.
  Other

 Deductions during period:
  Cost of real estate sold

	$ 0 285,660 0 0 --------- 93,016 ---------	$45,990,672 285,660 93,016 -----------
Balance at end of period - December 31, 2004		$46,183,316 ============
Reconciliation of Accumulated Depreciation current year changes: Balance at beginning of period - December 31, 2003 Current year expense Less Accumulated Depreciation of real estate sold		$16,066,571 1,494,903 (8,881) -----------
Balance at end of period - December 31, 2004		$17,552,593 ============

SCHEDULE III -REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2004
GATEWAY TAX CREDIT FUND III LTD.
NOTES TO SCHEDULE III

Series 8
Balance at beginning of period -
December 31, 2003
 Additions during period:
  Acquisitions through foreclosure
  Other acquisitions
  Improvements, etc.
  Other

 Deductions during period:
  Cost of real estate sold
  Other

	$ 0 68,909 0 0 ------- 0 0 -------	$47,651,519 68,909 0 -----------
Balance at end of period - December 31, 2004		$47,720,428 ============
Reconciliation of Accumulated Depreciation current year changes: Balance at beginning of period - December 31, 2003 Current year expense Less Accumulated Depreciation of real estate sold Other		$16,318,595 1,511,858 (9,002) 0 -----------
Balance at end of period - December 31, 2004		$17,821,451 ============

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2004
GATEWAY TAX CREDIT FUND III LTD.
NOTES TO SCHEDULE III

Series 9
Balance at beginning of period -
December 31, 2003
 Additions during period:
  Acquisitions through foreclosure
  Other acquisitions
  Improvements, etc.
  Other

 Deductions during period:
  Cost of real estate sold
  Other

	$ 0 15,777 0 0 -------- 0 0 --------	$26,021,086 15,777 0 -----------
Balance at end of period - December 31, 2003		$26,036,863 ============
Reconciliation of Accumulated Depreciation current year changes: Balance at beginning of period - December 31, 2003 Current year expense Less Accumulated Depreciation of real estate sold Other		8,088,865 786,034 (2,604) 0 -----------
Balance at end of period - December 31, 2004		$ 8,872,295 ============

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2004
GATEWAY TAX CREDIT FUND III LTD.
NOTES TO SCHEDULE III

Series 10
Balance at beginning of period -
December 31, 2003
 Additions during period:
  Acquisitions through foreclosure
  Other acquisitions
  Improvements, etc.
  Other

 Deductions during period:
  Cost of real estate sold
  Other

	$ 0 82,932 0 0 -------- 0 0 --------	$17,673,479 82,932 0 ----------
Balance at end of period - December 31, 2004		$17,756,411 ============
Reconciliation of Accumulated Depreciation current year changes: Balance at beginning of period - December 31, 2003 Current year expense Less Accumulated Depreciation of real estate sold Other		$ 4,636,704 469,489 (2,845) 0 -----------
Balance at end of period - December 31, 2004		$ 5,103,348 ============

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2004
GATEWAY TAX CREDIT FUND III LTD.
NOTES TO SCHEDULE III

Series 11
Balance at beginning of period -
December 31, 2003
 Additions during period:
  Acquisitions through foreclosure
  Other acquisitions
  Improvements, etc.
  Other

 Deductions during period:
  Cost of real estate sold
  Other

	$ 0 32,066 0 0 -------- 0 0 --------	$15,571,642 32,066 0 -----------
Balance at end of period - December 31, 2003		$15,603,708 ===========
Reconciliation of Accumulated Depreciation current year changes: Balance at beginning of period - December 31, 2003 Current year expense Less Accumulated Depreciation of real estate sold Other		$ 4,302,127 510,584 (3,374) 0 -----------
Balance at end of period - December 31, 2004		$ 4,809,337 ===========

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2004
SERIES 7 PARTNERSHIP -----------	# OF UNITS -----	BALANCE -------	INTEREST RATE --------	MONTHLY DEBT SERVICE -------	TERM (YEARS) ------

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

Coalgate

Hill Creek

Cardinal

18 24 44 40 24 24 40 44 24 24 42 24 30 24 48 24 22 41 24 48 28 40 42 40 36 36 12 24 32 40 40 24 24 16 24 24 24 24 32

$ 569,475

749,675

1,993,527

1,296,350

793,975

787,951

1,178,512

1,380,415

779,825

757,016

1,185,749

662,018

821,015

728,876

1,405,841

657,714

665,231

1,079,449

810,130

1,192,576

714,494

1,021,604

1,436,587

1,203,233

902,414

1,174,574

337,264

720,789

1,226,056

1,163,002

1,398,837

777,585

752,046

503,455

765,093

666,362

666,088

764,050

160,913
-----------

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
$35,849,766 ===========

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

Logan Heights

Lakeshore 2

Cottondale

16 24 24 24 24 32 24 36 24 24 28 16 24 24 24 24 25 24 16 16 32 16 29 44 44 33 20 34 24 24 46 64 36 30 16 24 32 36 41 24 24 36 25

$ 452,811

599,949

626,840

712,246

646,761

1,022,025

791,554

1,075,948

529,686

734,207

717,064

420,985

743,333

724,985

673,255

701,669

877,944

732,963

583,129

599,715

960,290

929,387

748,801

1,227,673

1,443,124

1,084,444

644,580

1,131,891

674,381

818,109

1,410,369

2,195,390

1,088,655

1,221,336

514,662

884,452

943,223

1,089,348

1,351,118

749,521

773,634

1,139,001

754,690
-----------

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
$37,745,148 ===========

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2004
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

Fox Run

Maple Street

Manchester

24 24 16 24 42 36 24 24 20 24 24 24 36 40 24 24 24 24 24 24 24 24 32 18

$ 643,084

608,881

458,879

731,798

1,440,228

1,120,086

910,889

942,414

556,116

709,138

814,658

779,292

1,120,431

1,397,702

782,004

722,105

791,664

613,724

788,340

650,556

760,850

765,913

1,348,451

583,570
----------

			7.25% 6.50% 7.25% 7.25% 7.25% 7.25% 7.25% 7.25% 6.50% 7.25% 6.50% 7.25% 7.25% 7.25% 7.03% 6.50% 7.25% 6.50% 7.25% 0.50% 7.25% 6.50% 7.25% 7.25%	4,167 3,666 3,038 4,700 9,235 7,193 5,862 6,060 5,308 4,593 4,797 4,998 7,199 8,979 5,008 4,383 5,120 3,673 5,070 3,006 4,973 4,510 8,632 3,740	50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 20 50 50 50 50
$20,040,773 ===========

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2004
SERIES 10 PARTNERSHIP -----------	# OF UNITS -----	BALANCE -------	INTEREST RATE --------	MONTHLY DEBT SERVICE -------	TERM (YEARS) ------
Redstone Albany Oak Terrace Wellshill Applegate Heatherwood Peachtree Donna Wellsville Tecumseh Clay City Irvine West New Castle Stigler Courtyard	24 24 18 32 36 36 28 50 24 24 24 24 24 20 21	$ 832,389 764,439 535,006 1,069,388 1,114,105 881,790 989,631 1,403,825 1,034,860 884,220 801,753 799,553 794,648 585,591 634,903 -----------	6.50% 6.50% 6.50% 7.25% 0.50% 0.50% 7.25% 6.50% 6.50% 7.25% 7.25% 7.25% 7.25% 7.25% 6.50%	4,905 4,570 3,150 6,843 4,937 4,301 6,379 8,252 6,316 5,481 5,158 5,137 5,131 3,764 3,729	50 50 50 50 20 20 50 50 50 50 50 50 50 50 50
$13,126,101 ===========

SERIES 11 PARTNERSHIP -----------	# OF UNITS -----	BALANCE -------	INTEREST RATE --------	MONTHLY DEBT SERVICE -------	TERM (YEARS) ------
Homestead Mountain Oak Eloy Gila Bend Creekstone Tifton Cass Towne Warsaw Royston Red Bud Cardinal Parsons	32 24 24 36 40 36 10 56 25 8 32 38	$ 1,294,735 671,963 640,340 962,225 743,895 829,694 59,417 2,623,838 734,665 236,121 104,980 1,080,620 -----------	6.50% 8.00% 6.00% 8.00% 11.00% 0.00% 3.00% 6.50% 6.75% 7.25% 6.50% 8.00%	7,411 2,745 3,460 6,428 5,235 2,077 1,417 15,387 4,414 1,458 1,348 6,243	50 50 50 50 30 42 10 50 50 50 50 50
$ 9,982,493 ===========

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   GATEWAY TAX CREDIT FUND III, LTD.
                 (A Florida Limited Partnership)
                          By: Raymond James Tax Credit Funds, Inc.

Date: July 13, 2005               By:/s/ Ronald M. Diner
                                  Ronald M. Diner
                                  President

Date: July 13, 2005               By:/s/ Jonathan Oorlog
                                  Jonathan Oorlog
                                  Vice President and Chief Financial Officer

Date: July 13, 2005               By:/s/ Sandra C. Humphreys
                                  Sandra C. Humphreys
                                  Secretary and Treasurer

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

Date: July 13, 2005               By:/s/ Ronald M. Diner
                                  Ronald M. Diner
                                  President

I, Jonathan Oorlog, certify that:

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

Date: July 13, 2005               By:/s/ Jonathan Oorlog
                                  Jonathan Oorlog
                                  Vice President and Chief Financial Officer