Form 10-Q
period 2005-06-30
GATEWAY TAX CREDIT FUND III LTD
filed 2005-08-12
CIK 881716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For The Quarterly Period Ended             June 30, 2005

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
     Title of Each Class                              June 30, 2005
Units of Limited Partnership
Interest:  $1,000 per unit                                33,799

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II, 2005 Form 10-K, filed with the
Securities and Exchange Commission on July 13, 2005
Parts III and IV - Form S-11 Registration Statement
and all amendments and supplements thereto
File No. 33-44238

PART I - Financial Information
   Item 1. Financial Statements

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEET
SERIES 7	JUNE 30, 2005 ---------- (Unaudited)	MARCH 31, 2005 --------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at June 30, 2005 and March 31, 2005)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  368,651
73,773
-----------
442,424

142,947
935,303
-----------
$1,520,674
===========

$   54,404
-----------
54,404
-----------

579,591
-----------

969,091
(82,412)
-----------
886,679
-----------
$ 1,520,674
===========

$  383,342
72,445
-----------
455,787

140,326
965,655
-----------
$1,561,768
===========

$   53,630
-----------
53,630
-----------

557,979
-----------

1,031,936
(81,777)
-----------
950,159
-----------
$1,561,768
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEET
SERIES 8	JUNE 30, 2005 --------- (Unaudited)	MARCH 31, 2005 -------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities
 Accounts Receivable

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at June 30, 2005 and March 31, 2005)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  311,377
69,097
24,220
-----------
404,694

137,124
465,277
-----------
$1,007,095
===========

$   45,226
-----------
45,226
-----------

616,875
-----------

429,169
(84,175)
-----------
344,994
-----------
$1,007,095
===========

$  325,662
67,927
24,220
-----------
417,809

134,748
461,161
-----------
$1,013,718
===========

$   45,110
-----------
45,110
-----------

594,397
-----------

458,094
(83,883)
-----------
374,211
-----------
$1,013,718
============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEET
SERIES 9	JUNE 30, 2005 --------- (Unaudited)	MARCH 31, 2005 -------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities
 Accounts Receivable

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

    Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at June 30, 2005 and March 31, 2005)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  218,180
39,489
0
-----------
257,669

114,361
775,050
-----------
$1,147,080
===========

$   24,606
-----------
24,606
-----------

391,517
-----------

778,483
(47,526)
-----------
730,957
-----------
$1,147,080
===========

$  229,897
38,890
0
-----------
268,787

112,579
798,862
-----------
$1,180,228
===========

$   25,407
-----------
25,407
-----------

379,140
-----------

822,760
(47,079)
-----------
775,681
-----------
$1,180,228
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEET
SERIES 10	JUNE 30, 2005 --------- (Unaudited)	MARCH 31, 2005 -------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

    Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at June 30, 2005 and March 31, 2005)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  138,819
29,992
-----------
168,811

114,729
1,636,604
-----------
$1,920,144
===========

$   28,648
-----------
28,648
-----------

19,760
-----------

1,897,198
(25,462)
-----------
1,871,736
-----------
$1,920,144
===========

$  142,638
29,480
-----------
172,118

112,721
1,661,049
-----------
$1,945,888
===========

$   28,777
-----------
28,777
-----------

11,305
-----------

1,930,927
(25,121)
-----------
1,905,806
-----------
$1,945,888
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEET
SERIES 11	JUNE 30, 2005 --------- (Unaudited)	MARCH 31, 2005 -------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities
 Receivable from General Partner

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at June 30, 2005 and March 31, 2005)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  194,929
34,463
1,671
-----------
231,063

129,744
2,638,279
-----------
$2,999,086
===========

$        0
-----------
0
-----------

0
-----------

3,015,086
(16,000)
-----------
2,999,086
-----------
$2,999,086
===========

$  199,931
33,838
8,291
-----------
242,060

127,336
2,664,780
-----------
$3,034,176
===========

$        0
-----------
0
-----------

0
-----------

3,049,825
(15,649)
-----------
3,034,176
-----------
$3,034,176
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEET
TOTAL SERIES 7 - 11	JUNE 30, 2005 --------- (Unaudited)	MARCH 31, 2005 -------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities
 Accounts Receivable
 Receivable from General Partner

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at June 30, 2005 and March 31, 2005)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$ 1,231,956
246,814
24,220
1,671
------------
1,504,661

638,905
6,450,513
-----------
$ 8,594,079
===========

$   152,884
-----------
152,884
-----------

1,607,743
-----------

7,089,027
(255,575)
-----------
6,833,452
-----------
$ 8,594,079
===========

$ 1,281,470
242,580
24,220
8,291
-----------
1,556,561

627,710
6,551,507
-----------
$ 8,735,778
===========

$   152,924
-----------
152,924
-----------

1,542,821
-----------

7,293,542
(253,509)
-----------
7,040,033
-----------
$ 8,735,778
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
SERIES 7	2005 ----	2004 ----

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

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership
Units

Number of Limited Partnership Units
Outstanding

$    4,363
-----------
4,363
-----------

21,612

17,902
5,561
1,553
-----------
46,628
-----------

(42,265)

(27,286)
6,071
-----------
$  (63,480)
===========

$  (62,845)
(635)
-----------
$  (63,480)
===========

$    (6.05)
===========

10,395
===========

$    3,413
-----------
3,413
-----------

21,687

12,538
2,043
1,661
-----------
37,929
-----------

(34,516)

(41,397)
5,201
-----------
$  (70,712)
===========

$  (70,005)
(707)
-----------
$  (70,712)
===========

$    (6.73)
===========

10,395
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
SERIES 8	2005 ----	2004 ----

Revenues:
 Distribution Income

 Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project
 Partnerships and Other Income

Equity in Income (Losses) of Project  Partnerships
Interest Income

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited
Partnership Units

Number of Limited Partnership Units
Outstanding

$    9,521
-----------
9,521
-----------

22,477

19,738
5,998

-----------
48,780
-----------

(39,259)

4,683
5,359
-----------
$   (29,217)
===========

$   (28,925)
(292)
-----------
$   (29,217)
===========

$     (2.90)
===========

9,980
===========

$    4,521
-----------
4,521
-----------

22,578

13,824
1,656
768
-----------
38,826
-----------

(34,305)

(16,434)
4,718
-----------
$   (46,021)
===========

$   (45,561)
(460)
-----------
$   (46,021)
===========

$     (4.57)
===========

9,980
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
SERIES 9	2005 ----	2004 ----

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

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership
Units

Number of Limited Partnership Units
Outstanding

$    3,042
-----------
3,042
-----------

12,377

11,017
4,211

-----------
28,199
-----------

(25,157)

(23,218)
3,651
-----------
$  (44,724)
===========

$  (44,277)
(447)
-----------
$  (44,724)
===========

$    (7.08)
===========

6,254
===========

$    2,438
-----------
2,438
-----------

12,428

7,716
1,032

-----------
21,947
-----------

(19,509)

(50,811)
3,027
-----------
$  (67,293)
===========

$  (66,620)
(673)
-----------
$  (67,293)
===========

$   (10.65)
===========

6,254
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
SERIES 10	2005 ----	2004 ----

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

Allocation of Net Loss:

 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership
Units

Number of Limited Partnership Units
Outstanding

$    1,380
-----------
1,380
-----------

8,455

6,886
2,179
1,191
-----------
18,711
-----------

(17,331)

(20,054)
3,315
-----------
$  (34,070)
===========

$  (33,729)
(341)
-----------
$  (34,070)
===========

$    (6.69)
===========

5,043
===========

$    1,380
-----------
1,380
-----------

8,472

4,822

1,145
-----------
15,319
-----------

(13,939)

(39,274)
3,048
-----------
$  (50,165)
===========

$  (49,663)
(502)
-----------
$  (50,165)
===========

$    (9.85)
===========

5,043
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
SERIES 11	2005 ----	2004 ----

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

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership
Units

Number of Limited Partnership Units
Outstanding

$      987
-----------

-----------

7,005

5,508
2,010
1,477
-----------
16,000
-----------

(15,013)

(24,224)
4,147
-----------
$  (35,090)
===========

$  (34,739)
(351)
-----------
$  (35,090)
===========

$    (6.78)
===========

5,127
===========

$        0
-----------
0
-----------

7,063

3,858
790
1,683
-----------
13,394
-----------

(13,394)

(38,922)
3,625
-----------
$  (48,691)
===========

$  (48,204)
(487)
-----------
$  (48,691)
===========

$    (9.40)
===========

5,127
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
TOTAL SERIES 7 - 11	2005 ----	2004 ----

Revenues:
 Distribution Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project
 Partnerships and Other Income

Equity in Losses of Project Partnerships
 Interest Income

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

$   19,293
-----------
19,293
-----------

71,926

61,051
19,959
5,382
-----------
158,318
-----------

(139,025)

(90,099)
22,543
-----------
$ (206,581)
===========

$ (204,515)
(2,066)
-----------
$ (206,581)
===========

$   11,752
-----------
11,752
-----------

72,228

42,758
6,401
6,028
-----------
127,415
-----------

(115,663)

(186,838)
19,619
-----------
$ (282,882)
===========

$ (280,053)
(2,829)
-----------
$ (282,882)
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004:
SERIES 7	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2004 Net Loss Balance at June 30, 2004 Balance at March 31, 2005 Net Loss Balance at June 30, 2005	$ 1,290,808 (70,005) ------------ $ 1,220,803 ============ $ 1,031,936 (62,845) ------------ $ 969,091 ============	$ (79,162) (707) ----------- $ (79,869) =========== $ (81,777) (635) ------------ $ (82,412) ============	$ 1,211,646 (70,712) ----------- $ 1,140,934 ============ $ 950,159 (63,480) ------------ $ 886,679 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004:
SERIES 8	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2004 Net Loss Balance at June 30, 2004 Balance at March 31, 2005 Net Loss Balance at June 30, 2005	$ 635,468 (45,561) ------------ $ 589,907 ============ $ 458,094 (28,925) ------------ $ 429,169 ============	$ (82,091) (460) ----------- $ (82,551) =========== $ (83,883) (292) ------------ $ (84,175) ============	$ 553,377 (46,021) ----------- $ 507,356 ============ $ 374,211 (29,217) ------------ $ 344,994 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004:
SERIES 9	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2004 Net Loss Balance at June 30, 2004 Balance at March 31, 2005 Net Loss Balance at June 30, 2005	$ 1,055,258 (66,620) ------------ $ 988,638 ============ $ 822,760 (44,277) ------------ $ 778,483 ============	$ (44,731) (673) ----------- $ (45,404) =========== $ (47,079) (447) ------------ $ (47,526) ============	$1,010,527 (67,293) ------------ $ 943,234 ============ $ 775,681 (44,724) ------------ $ 730,957 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004:
SERIES 10	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2004 Net Loss Balance at June 30, 2004 Balance at March 31, 2005 Net Loss Balance at June 30, 2005	$ 2,115,390 (49,663) ------------ $ 2,065,727 ============ $ 1,930,927 (33,729) ------------ $ 1,897,198 ============	$ (23,258) (502) ----------- $ (23,760) =========== $ (25,121) (341) ------------ $ (25,462) ============	$ 2,092,132 (50,165) ------------ $ 2,041,967 ============ $ 1,905,806 (34,070) ------------ $ 1,871,736 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004:
SERIES 11	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2004 Net Loss Balance at June 30, 2004 Balance at March 31, 2005 Net Loss Balance at June 30, 2005	$ 3,202,252 (48,204) ------------ $ 3,154,048 ============ $ 3,049,825 (34,739) ------------ $ 3,015,086 ============	$ (14,109) (487) ----------- $ (14,596) =========== $ (15,649) (351) ------------ $ (16,000) ============	$ 3,188,143 (48,691) ----------- $ 3,139,452 ============ $ 3,034,176 (35,090) ------------ $ 2,999,086 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004:
TOTAL SERIES 7 - 11	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2004 Net Loss Balance at June 30, 2004 Balance at March 31, 2005 Net Loss Balance at June 30, 2005	$ 8,299,176 (280,053) ------------ $ 8,019,123 ============ $ 7,293,542 (204,515) ------------ $ 7,089,027 ============	$ (243,351) (2,829) ----------- $ (246,180) =========== $ (253,509) (2,066) ------------ $ (255,575) ============	$ 8,055,825 (282,882) ----------- $ 7,772,943 ============ $ 7,040,033 (206,581) ------------ $ 6,833,452 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
SERIES 7 --------	2005 ----	2004 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss to Net
  Cash Used in Operating Activities:
   Amortization
   Accreted Interest Income on Investments
   in Securities
   Equity in Losses of Project Partnerships
   Distribution Included in Other Income
   Changes in Operating Assets and Liabilities:
    Increase in Payable to General Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
 Distributions Received from Project
 Partnerships

     Net Cash Provided by Investing
     Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of
Period

Cash and Cash Equivalents at End of Period

	$ (63,480) 1,553 (3,949) 27,286 (4,363) 22,386 ---------- (20,567) ---------- 5,876 ---------- 5,876 ---------- (14,691) 383,342 ---------- $ 368,651 ===========	$ (70,712) 1,661 (4,888) 41,397 (3,163) 24,952 ---------- (10,753) ---------- 7,586 ---------- 7,586 ---------- (3,167) 343,873 ---------- $ 340,706 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
SERIES 8 --------	2005 ----	2004 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss to Net
  Cash Used In Operating Activities:
   Amortization
   Accreted Interest Income on Investments
   in Securities
   Equity in (Income) Losses of Project
   Partnerships
   Distribution Included In Other Income
   Changes in Operating Assets and Liabilities:
    Increase in Payable to General Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
 Distributions Received from Project
 Partnerships

     Net Cash Provided by Investing
     Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of
Period

Cash and Cash Equivalents at End of Period

	$ (29,217) 567 (3,546) (4,683) (9,521) 22,594 ---------- (23,806) ---------- 9,521 ---------- 9,521 ---------- (14,285) 325,662 ----------- $ 311,377 ===========	$ (46,021) 768 (4,379) 16,434 (4,521) 25,853 ---------- (11,866) ---------- 4,521 ---------- 4,521 ---------- (7,345) 373,899 ----------- $ 366,554 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
SERIES 9 --------	2005 ----	2004 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss to Net
  Cash Used in Operating Activities:
   Amortization
   Accreted Interest Income on Investments
   in Securities
   Equity in Losses of Project Partnerships
   Distribution Included in Other Income
   Changes in Operating Assets and Liabilities:
    Decrease in Accounts Receivable
    Increase in Payable to General Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships

     Net Cash Provided by Investing
     Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of
Period

Cash and Cash Equivalents at End of Period

	$ (44,724) 594 (2,381) 23,218 (3,042) 0 11,576 ---------- (14,759) ---------- 3,042 ---------- 3,042 ---------- (11,717) 229,897 ---------- $ 218,180 ===========	$ (67,293) 771 (2,801) 50,811 (2,438) 600 14,445 ---------- (5,905) ---------- 2,438 ---------- 2,438 ---------- (3,467) 248,902 ---------- $ 245,435 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
SERIES 10 --------	2005 ----	2004 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss to Net
  Cash Used in Operating Activities:
   Amortization
   Accreted Interest Income on Investments
   in Securities
   Equity in Losses of Project Partnerships
   Distribution Included in Other Income
   Changes in Operating Assets and Liabilities:
    Increase in Payable to General Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships

     Net Cash Provided by Investing
     Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of
Period

Cash and Cash Equivalents at End of Period

	$ (34,070) 1,191 (2,520) 20,054 (1,380) 8,326 ---------- (8,399) ---------- 4,580 ---------- 4,580 ---------- (3,819) 142,638 ---------- $ 138,819 ===========	$ (50,165) 1,145 (2,820) 39,274 (1,380) 9,698 ---------- (4,248) ---------- 2,130 ---------- 2,130 ---------- (2,118) 247,847 ---------- $ 245,729 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
SERIES 11 --------	2005 ----	2004 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss to Net
  Cash Used in Operating Activities:
   Amortization
   Accreted Interest Income on Investments
   in Securities
   Equity in Losses of Project Partnerships
   Distributions Included in Other Income
   Changes in Operating Assets and Liabilities:
    Decrease in Accounts Receivable
    Increase in Payable to General Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
   Distributions Received from Project
   Partnerships

     Net Cash Provided by Investing
     Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of
Period

Cash and Cash Equivalents at End of Period

	$ (35,090) 1,477 (3,033) 24,224 (987) 6,620 0 ---------- (6,789) ---------- 1,787 ---------- 1,787 ---------- (5,002) 199,931 ---------- $ 194,929 ===========	$ (48,691) 1,683 (3,400) 38,922 0 0 7,746 ---------- (3,740) ---------- 802 ---------- 802 ---------- (2,938) 247,638 ---------- $ 244,700 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
TOTAL SERIES 7 - 11 -------------------	2005 ----	2004 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss to Net
  Cash Used in Operating Activities:
   Amortization
   Accreted Interest Income on Investments
   in Securities
   Equity in Losses of Project Partnerships
   Distribution Included in Other Income
   Changes in Operating Assets and Liabilities:
    Decrease in Accounts Receivable
    Increase in Payable to General Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
   Distributions Received from Project
   Partnerships

     Net Cash Provided by Investing
     Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of
Period

Cash and Cash Equivalents at End of Period

	$ (206,581) 5,382 (15,429) 90,099 (19,293) 6,620 64,882 ---------- (74,320) ---------- 24,806 ---------- 24,806 ---------- (49,514) 1,281,470 ---------- $1,231,956 ===========	$ (282,882) 6,028 (18,288) 186,838 (11,502) 600 82,694 ---------- (36,512) ---------- 17,477 ---------- 17,477 ---------- (19,035) 1,462,159 ---------- $1,443,124 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005

NOTE 1 - ORGANIZATION:

   Gateway Tax Credit Fund III Ltd. ("Gateway"), a Florida Limited Partnership, was formed October 17, 1991 under the laws of Florida. Gateway offered its limited partnership interests in Series. The first Series for Gateway is Series 7. Operations commenced on July 16, 1992 for Series 7, January 4, 1993 for Series 8, September 30, 1993 for Series 9, January 21, 1994 for Series 10 and April 29, 1994 for Series 11. Each Series invests, as a limited partner, in other limited partnerships ("Project Partnerships"), each of which owns and operates apartment complexes eligible for Low-Income Housing Tax Credits ("Tax Credits"), provided for in Section 42 of the Internal Revenue Code of 1986. Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the Limited Partnership Agreement. As of June 30, 2005, Gateway had received capital contributions of $1,000 from the General Partners and $36,799,000 from the investor Limited Partners.

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

Reclassifications

   For comparability, certain 2004 figures have been reclassified, where appropriate, to conform with the financial statement presentation used in 2005.

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

   As of June 30, 2005, Gateway determined that it held variable interests in 128 VIE's, which consist of Project Partnerships, which Gateway is not the primary beneficiary. Gateway's maximum exposure to loss as a result of its involvement with unconsolidated VIE's is limited to Gateway's recorded investments in and receivables from those VIE's, which is approximately $5,429,363 at June 30, 2005. Gateway may be subject to additional losses to the extent of any financial support that Gateway voluntarily provides to those Project Partnerships in the future.

Basis of Preparation

   The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-K for the year ended March 31, 2005. In the opinion of management these financial statements include adjustments, consisting only of normal recurring adjustments, necessary to fairly summarize the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

NOTE 3 - INVESTMENT IN SECURITIES:

   The June 30, 2005 Balance Sheets include Investment in Securities consisting of U.S. Treasury Security Strips which represents their cost, plus accreted interest income of $156,363 for Series 7, $139,122 for Series 8, $87,973 for Series 9, $83,914 for Series 10 and $97,833 for Series 11.

	Estimated Market Value -------------	Cost Plus Accreted Interest --------------	Gross Unrealized Gains and (Losses) --------------
Series 7	$ 230,187	$ 216,720	$ 13,467
Series 8	217,871	206,221	11,650
Series 9	162,907	153,850	9,057
Series 10	156,838	144,721	12,117
Series 11	181,497	164,207	17,290

   As of June 30, 2005, the cost and accreted interest of debt securities by contractual maturities is as follows:
	Series 7 --------	Series 8 --------	Series 9 --------
Due within 1 year	$ 73,773	$ 69,097	$ 39,489
After 1 year through 5 years	142,947	137,124	114,361
Total Amount Carried on Balance Sheet	$ 216,720 =========	$ 206,221 =========	$ 153,850 =========

	Series 10 --------	Series 11 --------	Total --------
Due within 1 year	$ 29,992	$ 34,463	$ 246,814
After 1 year through 5 years	114,729	129,744	638,905
Total Amount Carried on Balance Sheet	$ 144,721 =========	$ 164,207 =========	$ 885,719 ==========

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

   For the three months ended June 30, 2005 and 2004, the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

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

                           2005             2004
                          -----             -----
  Series 7              $ 21,612         $ 21,687
  Series 8                22,477           22,578
  Series 9                12,377           12,428
  Series 10                8,455            8,472
  Series 11                7,005            7,063
                        --------         --------
  Total                 $ 71,926         $ 72,228
                        ========         ========

   General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statement of Operations.

  Series 7             $  17,902        $  12,538
  Series 8                19,738           13,824
  Series 9                11,017            7,716
  Series 10                6,886            4,822
  Series 11                5,508            3,858
                        --------         --------
  Total                 $ 61,051         $ 42,758
                        ========         ========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of June 30, 2005, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 39 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
SERIES 7	JUNE 30, 2005 -------------	MARCH 31, 2005 ------------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 7,732,089 (7,159,405) (235,528) ----------- 337,156 793,335 (195,188) ----------- $ 935,303 ============	$ 7,732,089 (7,132,119) (234,015) ----------- 365,955 793,335 (193,635) ----------- $ 965,655 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $4,270,374 for the period ended June 30, 2005 and cumulative suspended losses of $4,140,409 for the year ended March 31, 2005 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of June 30, 2005, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 43 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
SERIES 8	JUNE 30, 2005 ------------	MARCH 31, 2005 -------------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 7,586,105 (7,380,072) (171,513) ----------- 34,520 549,773 (119,016) ----------- $ 465,277 ===========	$ 7,586,105 (7,384,755) (171,513) ----------- 29,837 549,773 (118,449) ----------- $ 461,161 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $4,993,032 for the period ended June 30, 2005 and cumulative suspended losses of $4,846,424 for the year ended March 31, 2005 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of June 30, 2005, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 24 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
SERIES 9	JUNE 30, 2005 ------------	MARCH 31, 2005 -------------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 4,914,116 (4,181,590) (141,793) ----------- 590,733 244,087 (59,770) ----------- $ 775,050 ============	$ 4,914,116 (4,158,372) (141,793) ----------- 613,951 244,087 (59,176) ----------- $ 798,862 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $1,572,972 for the period ended June 30, 2005 and cumulative suspended losses of $1,528,748 for the year ended March 31, 2005 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of June 30, 2005, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 15 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
SERIES 10	JUNE 30, 2005 --------------	MARCH 31, 2005 -------------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 3,914,672 (2,227,421) (187,592) ----------- 1,499,659 196,738 (59,793) ----------- $ 1,636,604 ============	$ 3,914,672 (2,207,367) (184,392) ----------- 1,522,913 196,738 (58,602) ----------- $ 1,661,049 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $214,921 for the period ended June 30, 2005 and cumulative suspended losses of $205,788 for the year ended March 31, 2005 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of June 30, 2005, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 12 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
SERIES 11	JUNE 30, 2005 -------------	MARCH 31, 2005 -------------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 4,128,042 (1,531,825) (165,793) ----------- 2,430,424 290,335 (82,480) ----------- $ 2,638,279 ============	$ 4,128,042 (1,507,601) (164,993) ----------- 2,455,448 290,335 (81,003) ----------- $ 2,664,780 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $423,108 for the period June 30, 2005 and cumulative suspended losses of $372,590 for the year ended March 31, 2005 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   The following is a summary of Investments in Project Partnerships as of:
TOTAL SERIES 7 - 11	JUNE 30, 2005 -------------	MARCH 31, 2005 ------------

Capital Contributions to Project Partner- ships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 28,275,024 (22,480,313) (902,219) ----------- 4,892,492 2,074,268 (516,247) ----------- $ 6,450,513 ============	$ 28,275,024 (22,390,214) (896,706) ------------ 4,988,104 2,074,268 (510,865) ------------ $ 6,551,507 =============

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31, of each year:
SERIES 7	2005 ----	2004 ----

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 3,956,965
28,256,793
34,628
------------
$32,248,386
============

$   792,471
35,849,766
------------
36,642,237
------------

(4,086,257)
(307,594)
------------
(4,393,851)
------------
$32,248,386
============

$ 1,235,354
------------
828,857
191,406
373,930
------------
1,394,193
------------
$  (158,839)
============
$    (1,588)
============
$  (157,251)
129,965
------------
$   (27,286)
============

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
SERIES 8	2005 ----	2004 ----

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 3,800,475
29,521,019
88,819
------------
$33,410,313
============

$ 1,112,389
37,745,148
------------
38,857,537
------------

(4,806,849)
(640,375)
------------
(5,447,224)
------------
$33,410,313
============

$ 1,234,172
------------
790,119
210,203
377,958
------------
1,378,280
------------
$  (144,108)
============
$    (2,183)
============
$  (141,925)
146,608
------------
$     4,683
============

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
============

(1)  An affiliate of the General Partner is the operating general partner in one of the Project Partnerships included above. The Project Partnership's financial information for the periods ending March 2005 and March 2004 is as follows:
	March 2005	March 2004
Total Assets	$ 570,237	$ 600,120
Total Liabilities	820,792	900,721
Gateway Equity	(134,220)	(112,858)
Other Partner's Equity	(116,334)	(116,118)
Total Revenue	23,346	16,545
Net Loss	$ (5,637)	$ (7,587)

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31, of each year:
SERIES 9	2005 ----	2004 ----

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 2,008,144
16,968,061
5,364
------------
$18,981,569
============

$   275,176
20,040,773
------------
20,315,949
------------

(1,027,919)
(306,461)
------------
(1,334,380)
------------
$18,981,569
============

$   644,163
------------
407,800
107,979
196,508
------------
712,287
------------
$   (68,124)
============
$      (681)
============
$   (67,443)
44,224
------------
$   (23,219)
============

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
SERIES 10	2005 ----	2004 ----

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 1,810,400
12,535,693
3,124
------------
$14,349,217
============

$   319,417
13,126,101
------------
13,445,518
------------

1,282,408
(378,709)
------------
903,699
------------
$14,349,217
============

$   437,557
------------
288,186
61,355
117,538
------------
467,079
------------
$   (29,522)
============
$      (335)
============
$   (29,187)
9,133
------------
$   (20,054)
============

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
============

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31, of each year:
SERIES 11	2005 ----	2004 ----

SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners' Equity:
  Current liabilities
  Long-term debt

    Total liabilities

Partners' equity
  Limited Partner
  General Partners

    Total Partners' equity

    Total liabilities and partners' equity

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net loss

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$   967,377
10,666,726
322,719
------------
$11,956,822
============

$   237,856
9,982,493
------------
10,220,349
------------

2,015,913
(279,440)
------------
1,736,473
------------
$11,956,822
============

$   402,131
------------
300,798
54,443
127,645
------------
482,886
------------
$   (80,755)
============
$    (6,013)
============
$   (74,742)
50,518
------------
$   (24,224)
============

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
TOTAL SERIES 7 - 11	2005 ----	2004 ----

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 12,543,361
97,948,292
454,654
------------
$110,946,307
============

$  2,737,309
116,744,281
------------
119,481,590
------------

(6,622,704)
(1,912,579)
------------
(8,535,283)
------------
$110,946,307
============

$  3,953,376
------------
2,615,759
625,386
1,193,578
------------
4,434,723
------------
$   (481,347)
============
$    (10,800)
============
$   (470,547)
380,448
------------
$    (90,099)
============

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

   As disclosed on the statement of operations for each Series, interest income is comparable for the three months ended June 30, 2005 and June 30, 2004. Equity in Losses of Project Partnerships for the three months ended June 30, 2005 decreased from $186,838 for the three months ended June 30, 2004 to $90,099 as a result of an increase in suspended losses. The General and Administrative Expenses - Other increased from $6,401 for the three months ended June 30, 2004 to $19,958. This is a result of timing differences of recording various expenses. However, the General and Administrative Expenses - General Partner was significantly higher. This increase was due to higher administrative costs. Except as described above, there were no unusual variations in the operating results between these two periods.

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

   Series 7 - Gateway closed this series on October 16, 1992 after receiving $10,395,000 from 635 Limited Partner investors. Equity in Losses of Project Partnerships for the three months ended June 30, 2005 decreased from $41,397 for the three months ended June 30, 2004 to $27,286 due to an increase in suspended losses. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

   At June 30, 2005, the Series had $368,651 of short-term investments (Cash and Cash Equivalents). It also had $216,721 in Zero Coupon Treasuries with annual maturities providing $77,000 in fiscal year 2006 increasing to $86,000 in fiscal year 2008. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $63,480 for the three months ended June 30, 2005. However, after adjusting for Equity in Losses of Project Partnerships of $27,286 and the changes in operating assets and liabilities, net cash used in operating activities was $20,567. Cash provided by investing activities totaled $5,876, consisting of cash distributions from the Project Partnerships.

   Series 8 - Gateway closed this Series on September 28, 1993 after receiving $9,980,000 from 664 Limited Partner investors. Equity in Losses of Project Partnerships for the three months ended June 30, 2005 decreased from $16,434 for the three months ended June 30, 2004 to income of $4,683 as a result of an increase in rental revenue. At June 30, 2005, the Series had $311,377 of short-term investments (Cash and Cash Equivalents). It also had $206,221 in Zero Coupon Treasuries with annual maturities providing $72,000 in fiscal year 2006 increasing to $82,000 in fiscal year 2008. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $29,217 for the three months ended June 30, 2005. However, after adjusting for Equity in Income of Project Partnerships of $4,683 and the changes in operating assets and liabilities, net cash used in operating activities was $23,806. Cash provided by investing activities totaled $9,521, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

   Series 9 - Gateway closed this Series on December 31, 1993 after receiving $6,254,000 from 406 Limited Partner investors. Equity in Losses of Project Partnerships for the three months ended June 30, 2005 decreased from $50,811 for the three months ended June 30, 2004 to $23,218 as a result of an increase in rental and other income. At June 30, 2005, the Series had $218,180 of short-term investments (Cash and Cash Equivalents). It also had $153,851 in Zero Coupon Treasuries with annual maturities providing $41,000 in fiscal year 2006 increasing to $47,000 in fiscal year 2009. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $44,724 for the three months ended June 30, 2005. However, after adjusting for Equity in Losses of Project Partnerships of $23,218 and the changes in operating assets and liabilities, net cash used in operating activities was $14,759. Cash provided by investing activities totaled $3,042, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

   Series 10 - Gateway closed this Series on January 21, 1994 after receiving $5,043,000 from 325 Limited Partner investors. Equity in Losses of Project Partnerships for the three months ended June 30, 2005 decreased from $39,274 for the three months ended June 30, 2004 to $20,054 as a result of an increase in rental and other income. At June 30, 2005, the Series had $138,819 of short-term investments (Cash and Cash Equivalents). It also had $144,721 in Zero Coupon Treasuries with annual maturities providing $31,000 in fiscal year 2006 increasing to $40,000 in fiscal year 2010. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $34,070 for the three months ended June 30, 2005. However, after adjusting for Equity in Losses of Project Partnerships of $20,054 and the changes in operating assets and liabilities, net cash used in operating activities was $8,399. Cash provided by investing activities totaled $4,580, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

   Series 11 - Gateway closed this Series on April 29, 1994 after receiving $5,127,000 from 330 Limited investors. Equity in Losses of Project Partnerships for the three months ended June 30, 2005 decreased from $38,922 for the three months ended June 30, 2004 to $24,224 as a result of more suspended losses. At June 30, 2005, the Series had $194,929 of short-term investments (Cash and Cash Equivalents). It also had $164,209 in Zero Coupon Treasuries with annual maturities providing $36,000 in fiscal year 2005 increasing to $44,000 in fiscal year 2010. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $35,090 for the three months ended June 30, 2005. However, after adjusting for Equity in Losses of Project Partnerships of $24,224 and the changes in operating assets and liabilities, net cash used in operating activities was $6,789. Cash provided by investing activities totaled $1,787, consisting of cash distributions from Project Partnerships. There were no unusual events or trends to describe.

Exit Strategy

   The IRS compliance period for low-income housing tax credit properties is generally 15 years from occupancy following construction or rehabilitation completion. With that in mind, the Partnership is continuing to review the Partnership's holdings, with special emphasis on the properties that are at or very near the satisfaction of the IRS compliance period requirements. The Partnership's review considers many factors including extended use low-income housing regulation requirements on the property (such as those due to mortgage restrictions or state compliance agreements), the condition of the property, and the tax consequences to the investors from the sale of the property.

   Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate those properties. The Partnership's objective is to maximize the investors' return wherever possible and, ultimately, to wind down those funds that no longer provide tax benefits to investors.

   Gateway has no direct employees. The General Partners have full and exclusive discretion in management and control of Gateway.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   GATEWAY TAX CREDIT FUND III, LTD.
                 (A Florida Limited Partnership)
                          By: Raymond James Tax Credit Funds, Inc.

Date: August 12, 2005             By:/s/ Ronald M. Diner
                                  Ronald M. Diner
                                  President

Date: August 12, 2005             By:/s/ Jonathan Oorlog
                                  Jonathan Oorlog
                                  Vice President and Chief Financial Officer

Date: August 12, 2005             By:/s/ Sandra Humphreys
                                  Sandra Humphreys
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

Date: August 12, 2005             By:/s/ Ronald M. Diner
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

Date: August 12, 2005             By:/s/ Jonathan Oorlog
                                  Jonathan Oorlog
                                  Vice President and Chief Financial Officer