Form 10-K/A
period 2004-03-31
GATEWAY TAX CREDIT FUND III LTD
filed 2005-09-09
CIK 881716

AMENDED FORM 10-K

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
File No. 33-44238

EXPLANATORY NOTE

   This document amends the Form 10-K for the annual period ended March 31, 2004 to reflect the correction of an error in the Report of Independent Registered Public Accounting Firm. The auditor's opinion as originally filed incorrectly referenced reliance on the reports of other auditors. The revised Report of Independent Registered Public Accounting Firm deletes the incorrect reference.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Gateway Tax Credit Fund III Ltd.

   We have audited the accompanying balance sheets of each of the five Series (Series 7 through 11) constituting Gateway Tax Credit Fund III Ltd. (a Florida Limited Partnership) as of March 31, 2004 and 2003 and the related statements of operations, partners' equity (deficit), and cash flows of each of the five Series for each of the three years in the period then ended.  These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Project Partnerships for which the net investments included on the balance sheets as of March 31, 2004 and 2003 and net losses included on the statements of operations for each of the three years in the period ended March 31, 2004 are:
	Net Investments March 31, ---------		Partnership (Income) Loss Year Ended March 31, ---------------------
	2004 ----	2003 ----	2004 ----	2003 ----	2002 ----

Series 7	$ 0	$ 904,949	$ 0	$ 70,059	$166,008
Series 8	69,788	383,441	14,306	68,561	153,916
Series 9	506,873	796,134	79,085	149,650	179,779
Series 10	1,109,210	1,585,877	54,001	109,420	85,164
Series 11	1,667,049	2,377,611	6,540	171,160	169,727

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
September 8, 2005

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
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$ 373,899
63,292
24,220
----------461,411

189,089
512,795
---------$1,163,295
==========

$  56,210
----------
56,210
----------

553,708
----------

635,468
(82,091)
-----------
553,377
-----------
$1,163,295
===========

$ 450,206
59,583
0
---------
509,789

235,603
560,231
---------
$1,305,623
==========

$  61,828
----------
61,828
----------

513,976
----------

810,146
(80,327)
----------
729,819
----------
$1,305,623
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
DECEMBER 31,
SERIES 7	2003 -------	2002 -------	2001 -------

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

(Unaudited)

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

(Unaudited)

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

(Unaudited)

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
DECEMBER 31,
SERIES 8	2003 -------	2002 -------	2001 -------

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

(Unaudited)

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

(Unaudited)

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

(Unaudited)

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
DECEMBER 31,
SERIES 9	2003 -------	2002 -------	2001 -------

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

(Unaudited)

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

(Unaudited)

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

(Unaudited)

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
DECEMBER 31,
SERIES 10	2003 -------	2002 -------	2001 -------

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

(Unaudited)

$ 1,652,231
13,036,775
2,479
-----------
$14,691,485
===========

$   327,272
13,161,837
-----------
13,489,109
-----------

1,538,058
(335,682)
-----------
1,202,376
-----------

$14,691,485
===========

$ 1,995,639
-----------
1,089,746
657,632
465,268
-----------
2,212,646
-----------
$ (217,007)
===========
$   (3,333)
===========
$ (213,674)

38,046
------------

$  (175,628)
============

(Unaudited)

$ 1,550,938
13,462,939
7,263
-----------
$15,021,140
===========

$   314,259
13,223,246
-----------
13,537,505
-----------

1,772,744
(289,109)
-----------
1,483,635
-----------

$15,021,140
===========

$ 1,901,592
-----------
1,075,495
599,922
465,739
-----------
2,141,156
-----------
$ (239,564)
===========
$   (3,476)
===========
$ (236,088)

34,315
------------

$  (201,773)
============

(Unaudited)

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
DECEMBER 31,
SERIES 11	2003 -------	2002 -------	2001 -------

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

(Unaudited)

$ 1,193,232
11,269,515
67,895
-----------
$12,530,642
===========

$   272,578
10,099,725
-----------
10,372,303
-----------

2,384,986
(226,647)
-----------
2,158,339
-----------

$12,530,642
===========

$ 1,732,562
-----------
1,041,768
443,999
530,705
-----------
2,016,472
-----------
$ (283,910)
===========
$  (14,747)
===========
$ (269,163)

167,555
-----------

$ (101,608)
===========

(Unaudited)

$ 1,154,999
11,692,568
130,037
-----------
$12,977,604
===========

$   277,172
10,233,992
-----------
10,511,164
-----------

2,664,470
(198,030)
-----------
2,466,440
-----------

$12,977,604
===========

$ 1,668,728
-----------
966,246
396,246
530,098
-----------
1,892,590
-----------
$ (223,862)
===========
$  (13,395)
===========
$ (210,467)

40,610
-----------

$ (169,857)
===========

(Unaudited)

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
DECEMBER 31,
TOTAL SERIES 7 - 11	2003 -------	2002 -------	2001 -------

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

(Unaudited)

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

(Unaudited)

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

(Unaudited)

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

NOTE 6 - TAXABLE INCOME (LOSS) (Continued):

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

NOTE 6 - TAXABLE INCOME (LOSS) (Continued):

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

NOTE 6 - TAXABLE INCOME (LOSS) (Continued):

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

NOTE 6 - TAXABLE INCOME (LOSS) (Continued):

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

NOTE 6 - TAXABLE INCOME (LOSS) (Continued):

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

NOTE 7 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

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

NOTE 7 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued):

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

NOTE 7 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued):

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

NOTE 7 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued):

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
Page Number

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
-----------

			7.25% 6.50% 7.25% 7.25% 7.25% 7.25% 7.25% 7.25% 6.50% 7.25% 6.50% 7.25% 7.25% 7.25% 7.03% 6.50% 7.25% 6.50% 7.25% 0.50% 7.25% 6.50% 7.25% 7.25%	4,167 3,666 3,038 4,700 9,235 7,193 5,862 6,060 5,308 4,593 4,797 4,998 7,199 8,979 5,008 4,383 5,120 3,673 5,070 3,006 4,973 4,510 8,632 3,740	50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 20 50 50 50 50
$20,142,793 ===========

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2003
SERIES 10 PARTNERSHIP -----------	# OF UNITS -----	BALANCE -------	INTEREST RATE --------	MONTHLY DEBT SERVICE -------	TERM (YEARS) ------
Redstone Albany Oak Terrace Wellshill Applegate Heatherwood Peachtree Donna Wellsville Tecumseh Clay City Irvine West New Castle Stigler Courtyard	24 24 18 32 36 36 28 50 24 24 24 24 24 20 21	836,894 769,066 537,867 1,073,458 1,114,105 888,558 994,239 1,411,334 1,043,091 860,016 805,372 802,914 798,461 588,202 638,260 ----------	6.50% 6.50% 6.50% 7.25% 0.50% 0.50% 7.25% 6.50% 6.50% 7.25% 7.25% 7.25% 7.25% 7.25% 6.50%	4,905 4,570 3,150 6,843 4,937 4,301 6,379 8,252 6,316 5,481 5,158 5,137 5,131 3,764 3,729	50 50 50 50 20 20 50 50 50 50 50 50 50 50 50
$13,161,837 ===========

SERIES 11 PARTNERSHIP -----------	# OF UNITS -----	BALANCE -------	INTEREST RATE --------	MONTHLY DEBT SERVICE -------	TERM (YEARS) ------
Homestead Mountain Oak Eloy Gila Bend Creekstone Tifton Cass Towne Warsaw Royston Red Bud Cardinal Parsons	32 24 24 36 40 36 10 56 25 8 32 38	1,301,143 676,629 642,449 965,295 797,725 854,623 76,417 2,636,822 737,673 237,050 89,336 1,084,563 -----------	6.50% 8.00% 6.00% 8.00% 11.00% 0.00% 3.00% 6.50% 6.75% 7.25% 6.50% 8.00%	7,411 2,745 3,460 6,428 5,235 2,077 1,417 15,387 4,414 1,458 1,348 6,243	50 50 50 50 30 42 10 50 50 50 50 50
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

                   GATEWAY TAX CREDIT FUND III, LTD.
                 (A Florida Limited Partnership)
                          By: Raymond James Tax Credit Funds, Inc.

Date: September 9, 2005           By:/s/ Ronald M. Diner
                                  Ronald M. Diner
                                  President

Date: September 9, 2005           By:/s/ Sandra C. Humphreys
                                  Sandra C. Humphreys
                                  Secretary and Treasurer

Date: September 9, 2005           By:/s/ Carol Georges
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

Date: September 9, 2005           By:/s/ Ronald M. Diner
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

Date: September 9, 2005           By:/s/ Carol Georges
                                  Carol Georges
                                  Vice President and Director of Accounting
                                  Secretary and Treasurer