Form 10-K/A
period 2005-03-31
GATEWAY TAX CREDIT FUND III LTD
filed 2005-09-09
CIK 881716

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
File No. 33-44238

EXPLANATORY NOTE

   This document amends the Form 10-K for the annual period ended March 31, 2005 to reflect the correction of an error in the Report of Independent Registered Public Accounting Firm. The auditor's opinion as originally filed incorrectly referenced reliance on the reports of other auditors. The revised Report of Independent Registered Public Accounting Firm deletes the incorrect reference.

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

   Gateway's goal is to invest in a diversified portfolio of Project Partnerships located in rural and suburban locations with a high demand for low income housing. As of March 31, 2005 the Series'investor capital contributions were successfully invested in Project Partnerships which met the investment criteria. Management anticipates that competition for tenants will only be with other low income housing projects and not with conventionally financed housing. With a significant number of rural American households living below the poverty level in substandard housing, management believes there will be a continuing demand for affordable low income housing for the foreseeable future.

   Gateway has no direct employees. Services are performed by the Managing General Partner and its affiliates and by agents retained by it. The Managing General Partner has full and exclusive discretion in management and control of Gateway.

Item 2. Properties

   Gateway owns a majority interest in properties through its limited partnership investments in Project Partnerships. The largest single net investment in a Project Partnership in Series 7 is 1.3% of the Series'total balance sheet assets, Series 8 is 0.4%, Series 9 is 1.4%, Series 10 is 3.7% and Series 11 is 7.3%. The following table provides certain summary information regarding the Project Partnerships in which Gateway had an interest as of December 31, 2004:

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
		----		-----------
		1,195		46,183,316
		====		===========

An average effective rental per unit is $3,982 per year ($332 per month).

Item 2 - Properties (continued):

SERIES 8
PARTNERSHIP -----------	LOCATION OF PROPERTY -----------	# OF UNIT -----	DATE ACQUIRED --------	PROPERTY COST --------	OCCU- PANCY RATE ------

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
		-----		----------
		1,207		47,720,428
		=====		==========

An average effective rental per unit is $3,894 per year ($325 per month).

Item 2 - Properties (continued):

SERIES 9
PARTNERSHIP -----------	LOCATION OF PROPERTY -----------	# OF UNIT -----	DATE ACQUIRED --------	PROPERTY COST --------	OCCU-PANCY RATE ------

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

810,597

770,939

587,132

918,358

1,806,434

1,407,304

1,188,260

1,208,680

719,608

904,325

1,078,555

980,387

1,418,897

1,837,170

1,055,632

1,008,022

1,001,158

781,898

1,006,295

1,136,913

984,410

978,194

1,712,081

735,614

96% 100% 75% 100% 100% 97% 92% 75% 90% 92% 92% 96% 97% 95% 100% 100% 96% 100% 88% 96% 100% 92% 97% 94%
		-----		-----------
		624		26,036,863
		=====		===========

An average effective rental per unit is $3,845 per year ($320 per month).

Item 2 - Properties (continued):

SERIES 10
PARTNERSHIP -----------	LOCATION OF PROPERTY -----------	# OF UNIT -----	DATE ACQUIRED --------	PROPERTY COST --------	OCCU-PANCY RATE ------
Redstone Albany Oak Terrace Wellshill Applegate Heatherwood Peachtree Donna Wellsville Tecumseh Clay City Irvine West New Castle Stigler Courtyard	Challis, ID Albany, KY Bonifay, FL West Liberty, KY Florence, AL Alexander, AL Gaffney, SC Donna, TX Wellsville, NY Tecumseh, NE Clay City, KY Irvine, KY New Castle, KY Stigler, OK Huron, SD	24 24 18 32 36 36 28 50 24 24 24 24 24 20 21	11/93 1/94 1/94 1/94 2/94 2/94 3/94 1/94 2/94 4/94 5/94 5/94 5/94 7/94 8/94	1,152,701 1,042,529 664,480 1,350,944 1,852,432 1,620,254 1,092,796 1,778,667 1,383,576 1,129,704 1,039,008 1,093,707 1,023,606 754,056 777,951	83% 100% 100% 100% 86% 97% 89% 100% 96% 92% 100% 96% 96% 100% 90%
		----		----------
		409		17,756,411
		====		==========

An average effective rental per unit is $3,913 per year ($326 per month).

Item 2 - Properties (continued):

SERIES 11
PARTNERSHIP -----------	LOCATION OF PROPERTY -----------	# OF UNIT -----	DATE ACQUIRED --------	PROPERTY COST --------	OCCU-PANCY RATE ------
Homestead Mountain Oak Eloy Gila Bend Creekstone Tifton Cass Towne Warsaw Royston Red Bud Cardinal Parsons	Pinetop, AZ Collinsville, AL Eloy, AZ Gila Bend, AZ Dallas, GA Tifton, GA Cartersville, GA Warsaw, VA Royston, GA Mokane, MO Mountain Home, AR Parsons, KS	32 24 24 36 40 36 10 56 25 8 32 38	9/94 9/94 11/94 11/94 12/94 12/94 12/94 12/94 12/94 12/94 12/94 12/94	1,810,132 888,793 997,127 1,371,805 2,008,604 1,706,886 329,002 3,366,105 935,159 301,564 512,292 1,376,239	97% 79% 83% 81% 95% 97% 100% 100% 100% 88% 94% 76%
		----		-----------
		361		15,603,708
		====		===========

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, Liquidity and Capital Resources

   Operations commenced on July 16, 1992 with the first admission of Limited Partners in Series 7. The proceeds from Limited Partner investors'capital contributions available for investment are used to acquire interests in Project Partnerships.

   As disclosed on the statement of operations for each Series, except as described below, interest income is comparable for the years ended March 31, 2005, March 31, 2004 and March 31, 2003.

   The capital resources of each Series are used to pay General and Administrative operating costs including personnel, supplies, data processing, travel and legal and accounting associated with the administration and monitoring of Gateway and the Project Partnerships. The capital resources are also used to pay the Asset Management Fee due the Managing General Partner, but only to the extent that Gateway's remaining resources are sufficient to fund Gateway's ongoing needs. (Payment of any Asset Management Fee unpaid at the time Gateway sells its interests in the Project Partnerships is subordinated to the investors'return of their original capital contribution.)

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
	Net Investment March 31, ---------		Partnership Loss Year Ended March 31, ---------------------
	2005 ----	2004 ----	2005 ----	2004 ----	2003 ----
Series 7	$ 0	$ 0	$ 0	$ 0	$ 70,059
Series 8	48,806	69,788	19,399	14,306	68,561
Series 9	378,066	506,873	55,286	79,085	149,650
Series 10	1,021,150	1,109,210	42,327	54,001	109,420
Series 11	0	1,667,049	0	6,540	171,160

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

Partners'Equity (deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at March 31, 2005 and 2004)
General Partners

  Total Partners'Equity

    Total Liabilities and Partners'Equity

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

Partners'Equity (deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043
for Series 10 and 5,127 for Series 11 at March 31, 2005 and 2004)
General Partners

  Total Partners'Equity

    Total Liabilities and Partners'Equity

	$ 325,662 67,927 24,220 --------- 417,809 134,748 461,161 ---------$1,013,718 ========== $ 45,110 45,110 --------- 594,397 --------- 458,094 (83,883) --------- 374,211 --------- $1,013,718 ==========	$ 373,899 63,292 24,220 --------- 461,411 189,089 512,795 -------- $1,163,295 ========== $ 56,210 56,210 --------- 553,708 --------- 635,468 (82,091) --------- 553,377 --------- $1,163,295 ==========

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

Partners'Equity (deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at March 31, 2005 and 2004)
General Partners

  Total Partners'Equity

    Total Liabilities and Partners'Equity

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

Partners'Equity (deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at March 31, 2005 and 2004)
General Partners

  Total Partners'Equity

    Total Liabilities and Partners'Equity

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

Partners'Equity (deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at March 31, 2005 and 2004
General Partners

  Total Partners'Equity

    Total Liabilities and Partners'Equity

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

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEET
MARCH 31, 2005 AND 2004
TOTAL SERIES 7 - 11	2005 ----	2004 ----

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

Partners'Equity (deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at March 31, 2005 and 2004)
General Partners

  Total Partners'Equity

    Total Liabilities and Partners'Equity

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

STATEMENTS OF PARTNERS'EQUITY (deficit)

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

STATEMENTS OF PARTNERS'EQUITY (deficit)

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

STATEMENTS OF PARTNERS'EQUITY (deficit)

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

STATEMENTS OF PARTNERS'EQUITY (deficit)

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

STATEMENTS OF PARTNERS'EQUITY (deficit)

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

STATEMENTS OF PARTNERS'EQUITY (deficit)

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

   Pursuant to the limited partnership agreements for the Project Partnerships, cash losses generated by the Project Partnerships are allocated to the general partners of those partnerships. In subsequent years, cash profits, if any, are first allocated to the general partners to the extent of the allocation of prior years'cash losses.

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

Offering and Commission Costs

   Offering and commission costs are charged against Limited Partners'Equity upon admission of Limited Partners.

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
	Estimated Market Value ---------------	Cost Plus Accreted Interest ----------------	Gross Unrealized Gains and (Losses) ----------------
Series 7	$ 227,272	$ 212,771	$ 14,501
Series 8	215,107	202,675	12,432
Series 9	160,381	151,469	8,912
Series 10	153,890	142,201	11,689
Series 11	178,115	161,174	16,941
As of March 31, 2005, the cost and accreted interest of debt securities by contractual maturities is as follows:		Series 7 --------	Series 8 --------	Series 9 --------
Due within 1 year		$ 72,445	$ 67,927	$ 38,890
After 1 year through 5 years		140,326	134,748	112,579
After 5 years through 10 years		0	0	0
		---------	---------	---------
Total Amount Carried on Balance Sheet		$ 212,771 =========	$ 202,675 =========	$ 151,469 =========
		Series 10 --------	Series 11 --------	Total --------
Due within 1 year		$ 29,480	$ 33,838	$ 242,580
After 1 year through 5 years		112,721	127,336	627,710
After 5 years through 10 years		0	0	0
		---------	---------	---------
Total Amount Carried on Balance Sheet		$ 142,201 =========	$ 161,174 =========	$ 870,290 ==========

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

   For the periods ended March 31, 2005, 2004, and 2003 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

   Asset Management Fee - The Managing General Partner is entitled to receive an annual asset management fee equal to the greater of (I) $2,000 for each limited partnership in which Gateway invests, as adjusted by the Consumer Price Index, or (ii) 0.275% of Gateway's gross proceeds from the sale of limited partnership interests. In either event (I) or (ii), the maximum amount may not exceed 0.2% of the aggregate cost (Gateway's capital contribution plus Gateway's share of the Properties'mortgage) of Gateway's interest in properties owned by the Project Partnerships. The asset management fee will be paid only after all other expenses of Gateway have been paid. These fees are included in the Statement of Operations.
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

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series'Project Partnerships as of December 31 of each year:
DECEMBER 31,
SERIES 7	2004 -------	2003 -------	2002 -------

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
DECEMBER 31,
SERIES 8	2004 -------	2003 -------	2002 -------

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
DECEMBER 31,
SERIES 9	2004 -------	2003 -------	2002 -------

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
DECEMBER 31,
SERIES 10	2004 -------	2003 -------	2002 -------

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

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
DECEMBER 31,
SERIES 11	2004 -------	2003 -------	2002 -------

SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners' Equity:
  Current liabilities
  Long-term debt

    Total liabilities

Partners' equity
  Limited Partner
  General Partners

    Total Partners' equity

    Total liabilities and     partners' equity

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net loss

Other partners' share of net loss

Partnership's share of net loss

Suspended losses

Equity in Losses of Project Partnerships

(Unaudited)

$   946,787
10,794,371
294,853
-----------
$12,036,011
===========

$   236,290
9,982,493
-----------
10,218,783
-----------

2,090,653
(273,425)
-----------
1,817,228
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
DECEMBER 31,
TOTAL SERIES 7 - 11	2004 -------	2003 -------	2002 -------

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
============
$(2,639,817)

2,054,936
------------

$  (584,881)
============

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

NOTE 6 - TAXABLE INCOME (LOSS) (Continued):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:
TOTAL SERIES 7 - 11	2005 ----	2004 ----	2003 ----
Net Loss per Financial Statements	$(1,015,792)	$(1,122,065)	$(1,226,788)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(2,831,459)	(2,983,760)	(2,721,306)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	(39,379)	48,998	26,608
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense	(82,157) 24,101 -----------	116,274 25,032 -----------	154,425 8,114 -----------
Partnership loss for tax purposes as of December 31	$(3,944,686) ============	$(3,915,521) ============	$(3,758,947) ============

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

NOTE 7 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

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

NOTE 7 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued):

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

NOTE 7 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued):

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

                               INDEPENDENT AUDITORS' REPORT
                             -------------------------------

To the Partners
Lakeshore II, Ltd.
Tuskegee, Alabama

We have audited the accompanying balance sheets of Lakeshore II, Ltd., a limited partnership, as of December 31, 2004 and 2003, and the related statements of operations, partners'deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeshore II, Ltd., as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountants

Gadsden, Alabama
February 27, 2005

Donald W. Causey & Associates, P.C.
516 Walnut Street-P.O. Box 775
Gadsden, AL 35902
PHONE: 256-543-3707
FAX: 256-543-9800

                               INDEPENDENT AUDITORS' REPORT
                          -----------------------------------

To the Partners
Skyview Apartments, Ltd.
Troy, Alabama

We have audited the accompanying balance sheets of Skyview Apartments, Ltd., a limited partnership, as of December 31, 2004 and 2003, and the related statements of operations, partners'deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Skyview Apartments, Ltd., as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountants

Gadsden, Alabama
February 6, 2005

Donald W. Causey & Associates, P.C.
516 Walnut Street-P.O. Box 775
Gadsden, AL 35902
PHONE: 256-543-3707
FAX: 256-543-9800

                                INDEPENDENT AUDITORS' REPORT
                              --------------------------------

To the Partners
Meadowview Apartments, Ltd.
Greenville, Alabama

We have audited the accompanying balance sheets of Meadowview Apartments, Ltd., a limited partnership, as of December 31, 2004 and 2003, and the related statements of operations, partners'deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meadowview Apartments, Ltd., as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ Donald W. Causey and Associates, P.C.
Certified Public Accountant

Gadsden, Alabama
February 23, 2005

Donald W. Causey & Associates, P.C.
516 Walnut Street-P.O. Box 775
Gadsden, AL 35902
PHONE: 256-543-3707
FAX: 256-543-9800

                                 INDEPENDENT AUDITORS' REPORT
                              --------------------------------

To the Partners
Applegate Apartments, Ltd.
Florence, Alabama

We have audited the accompanying balance sheets of Applegate Apartments, Ltd., a limited partnership, as of December 31, 2004 and 2003, and the related statements of operations, partners'deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Applegate Apartments, Ltd., as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountants

Gadsden, Alabama
February 21, 2005

Donald W. Causey & Associates, P.C.
516 Walnut Street-P.O. Box 775
Gadsden, AL 35902
PHONE: 256-543-3707
FAX: 256-543-9800

                               INDEPENDENT AUDITORS' REPORT
                            -----------------------------------

To the Partners
Heatherwood Apartments, Ltd.
Alexander City, Alabama

We have audited the accompanying balance sheets of Heatherwood Apartments, Ltd., a limited partnership, as of December 31, 2004 and 2003, and the related statements of operations, partners'deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heatherwood Apartments, Ltd., as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

------------
$35,849,766
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

Nottingham

Cedar Hollow

Sunrise

Mountain City

Burbank

Washington

BrookStone

Tazewell

N. Irvine

Horton

Manchester

Waynesboro

Lakeland II

Mt. Vernon

Meadow Run

Spring Creek II

Warm Springs

Blue Ridge

Walnut

Pioneer

Dilley

Elsa

Clinch View

Jamestown

Leander

Louisa Sr.

Orchard Commons

Vardaman

Heritage Park

BrooksHollow

Cavalry Crossing

Carson City

Matteson

Pembroke

Robynwood

Atoka

Coalgate

Hill Creek

Cardinal

$ 21,070

25,000

30,000

67,000

25,000

30,000

45,000

75,000

27,600

15,615

40,000

45,310

30,000

19,500

20,000

40,000

45,000

0

20,000

30,000

30,000

40,000

99,000

53,800

46,000

90,000

28,789

15,000

199,000

67,155

82,300

86,422

28,438

22,000

35,000

16,000

22,500

29,337

24,207

$ 695,113

889,355

837,000

1,345,826

595,780

401,435

176,183

834,811

696,407

641,460

243,179

107,860

149,453

156,335

241,802

117,323

196,691

234,193

112,079

1,092,918

847,755

1,286,910

409,447

436,875

1,063,200

449,409

452,556

93,877

1,243,700

183,029

894,246

354,778

556,314

190,283

315,110

819,334

806,005

622,291

650,852

$ 8,447

66,936

1,732,037

231,411

417,395

556,817

1,240,266

844,247

302,425

275,465

1,191,316

663,155

830,194

724,691

1,483,038

651,152

581,275

1,104,950

918,932

341,498

12,647

15,105

1,320,031

1,081,593

54,704

979,128

(1,684)

808,691

187,081

1,187,815

850,276

522,490

369,881

411,021

661,574

0

0

339,918

110,181

	-----------	------------	------------
	$ 1,666,043	$21,441,174	$23,076,099
	===========	============	============

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2004
SERIES 7 Apartment Properties	Gross Amount At Which Carried At December 31, 2004 --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Total -----

Nottingham

Cedar Hollow

Sunrise

Mountain City

Burbank

Washington

BrookStone

Tazewell

N. Irvine

Horton

Manchester

Waynesboro

Lakeland II

Mt. Vernon

Meadow Run

Spring Creek II

Warm Springs

Blue Ridge

Walnut

Pioneer

Dilley

Elsa

Clinch View

Jamestown

Leander

Louisa Sr.

Orchard Commons

Vardaman

Heritage Park

BrooksHollow

Cavalry Crossing

Carson City

Matteson

Pembroke

Robynwood

Atoka

Coalgate

Hill Creek

Cardinal

$ 21,070

25,000

30,000

67,000

25,000

30,000

45,000

75,000

27,600

15,615

49,455

34,500

29,600

19,500

40,000

30,000

20,000

0

20,000

30,000

30,000

40,000

99,000

53,800

46,000

90,000

28,789

15,000

199,000

67,000

101,365

40,028

39,000

22,000

35,000

16,000

22,500

29,337

24,207

$ 703,560

956,291

2,569,037

1,577,237

1,013,175

958,252

1,416,449

1,679,058

998,832

916,925

1,425,040

781,825

980,047

881,026

1,704,840

778,475

802,966

1,339,143

1,031,011

1,434,416

860,402

1,302,015

1,729,478

1,518,468

1,117,904

1,428,537

450,872

902,568

1,430,781

1,370,999

1,725,457

923,662

915,633

601,304

976,684

819,334

806,005

962,209

761,033

$ 724,630

981,291

2,599,037

1,644,237

1,038,175

988,252

1,461,449

1,754,058

1,026,432

932,540

1,474,495

816,325

1,009,647

900,526

1,744,840

808,475

822,966

1,339,143

1,051,011

1,464,416

890,402

1,342,015

1,828,478

1,572,268

1,163,904

1,518,537

479,661

917,568

1,629,781

1,437,999

1,826,822

963,690

954,633

623,304

1,011,684

835,334

828,505

991,546

785,240

	-----------	------------	------------
	$ 1,632,366	$44,550,950	$46,183,316
	===========	============	============

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

------------
$37,745,148
============

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2004
SERIES 8	Cost At Acquisition --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Net Improvements Capitalized Subsequent to Acquisition ----------------

Purdy

Galena

Antlers 2

Holdenville

Wetumka

Mariners Cove

Mariners Cove Sr.

Antlers

Bentonville

Deerpoint

Aurora

Baxter

Arbor Gate

Timber Ridge

Concordia Sr.

Mountainburg

Lincoln

Fox Ridge

Meadow View

Sheridan

Morningside

Grand Isle

Meadowview

Taylor

Brookwood

Pleasant Valley

Reelfoot

River Rest

Kirskville

Cimmaron

Kenton

Lovingston

Pontotoc

So. Brenchley

Hustonville

Northpoint

Brooks Field

Brooks Lane

Brooks Point

Brooks Run

Logan Heights

Lakeshore 2

Cottondale

$ 64,823

19,200

26,000

15,000

19,977

117,192

72,252

50,529

15,220

33,250

164,350

13,800

43,218

15,145

65,000

20,000

121,000

35,000

29,000

20,100

31,163

20,000

40,000

105,335

28,148

56,269

13,000

50,750

50,000

18,000

61,699

178,985

40,500

99,658

20,000

140,000

45,762

57,500

108,000

50,000

24,600

45,000

36,000

$ 493,596

362,505

761,859

877,598

792,876

1,134,974

901,745

1,270,510

743,269

912,974

716,471

418,296

873,748

879,334

776,131

863,990

933,872

867,785

686,959

373,018

1,152,691

1,180,210

954,717

1,185,923

1,780,090

1,288,452

118,127

431,259

188,140

611,963

785,703

2,215,782

312,296

492,781

672,270

942,599

113,295

123,401

135,053

158,025

422,778

273,501

911,975

$ 31,174

412,137

0

0

0

60,191

42,910

0

0

(13,750)

33,245

129,854

25,138

24,746

(14,742)

0

73,236

0

11,808

389,010

5,963

(31,773)

0

238,534

4,168

13,379

698,721

922,530

593,352

504,689

934,357

336,429

988,172

982,649

5,425

5,680

1,018,634

1,174,784

1,416,461

716,653

504,352

1,109,002

344

	-----------	------------	------------
	$ 2,280,425	$32,092,541	$13,347,462
	===========	============	============

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2004

SERIES 8
Gross Amount At Which Carried At December 31, 2004 --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Total -----

Purdy

Galena

Antlers 2

Holdenville

Wetumka

Mariners Cove

Mariners Cove Sr.

Antlers

Bentonville

Deerpoint

Aurora

Baxter

Arbor Gate

Timber Ridge

Concordia Sr.

Mountainburg

Lincoln

Fox Ridge

Meadow View

Sheridan

Morningside

Grand Isle

Meadowview

Taylor

Brookwood

Pleasant Valley

Reelfoot

River Rest

Kirskville

Cimmaron

Kenton

Lovingston

Pontotoc

So. Brenchley

Hustonville

Northpoint

Brooks Field

Brooks Lane

Brooks Point

Brooks Run

Logan Heights

Lakeshore 2

Cottondale

$ 12,200

19,200

26,000

15,000

19,977

64,000

46,216

50,529

15,220

19,500

35,000

14,845

43,218

15,145

65,000

20,000

121,000

35,000

18,000

20,100

31,163

20,000

40,000

105,334

28,148

56,269

13,827

52,062

50,000

6,000

61,699

171,772

40,500

99,658

20,000

140,000

45,761

57,500

108,000

50,366

24,600

45,000

36,000

$ 577,393

774,642

761,859

877,598

792,876

1,248,357

970,691

1,270,510

743,269

912,974

879,066

547,105

898,886

904,080

761,389

863,990

1,007,108

867,785

709,767

762,028

1,158,654

1,148,437

954,717

1,424,458

1,784,258

1,301,831

816,021

1,352,477

781,492

1,128,652

1,720,060

2,559,424

1,300,468

1,475,430

677,695

948,279

1,131,930

1,298,185

1,551,514

874,312

927,130

1,382,503

912,319

$ 589,593

793,842

787,859

892,598

812,853

1,312,357

1,016,907

1,321,039

758,489

932,474

914,066

561,950

942,104

919,225

826,389

883,990

1,128,108

902,785

727,767

782,128

1,189,817

1,168,437

994,717

1,529,792

1,812,406

1,358,100

829,848

1,404,539

831,492

1,134,652

1,781,759

2,731,196

1,340,968

1,575,088

697,695

1,088,279

1,177,691

1,355,685

1,659,514

924,678

951,730

1,427,503

948,319

	-----------	------------	------------
	$ 1,978,809	$45,741,619	$47,720,428
	===========	============	============

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

------------
$20,040,773
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

Jay

Boxwood

Stilwell 3

Arbor Trace

Arbor Trace 2

Omega

Cornell 2

Elm Creek

Marionville

Lamar

Mt. Glen

Centreville

Skyview

Sycamore

Bradford

Cedar Lane

Stanton

Abernathy

Pembroke

Meadowview

Town Branch

Fox Run

Maple Street

Manchester

	$ 30,000 22,273 15,567 62,500 100,000 35,000 29,155 71,360 24,900 18,000 23,500 36,000 120,000 64,408 66,000 49,750 41,584 30,000 43,000 46,270 21,000 47,467 85,000 24,100	$ 103,524 718,529 82,347 185,273 361,210 188,863 576,296 233,390 409,497 202,240 480,064 220,952 220,161 415,748 285,025 952,314 959,574 751,898 955,687 1,086,351 942,114 919,296 1,178,856 711,035	$ 677,073 30,137 489,218 670,585 1,345,224 1,183,441 582,809 903,930 285,211 684,085 574,991 723,435 1,078,736 1,357,014 704,607 5,958 0 0 7,608 4,292 21,296 11,431 448,225 479
	-----------	------------	------------
	$1,106,834	$13,140,244	$11,789,785
	===========	============	============

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

$ 785,597

748,666

577,132

855,858

1,706,434

1,372,304

1,159,105

1,137,320

694,608

886,325

1,055,055

944,387

1,298,897

1,772,570

989,632

958,272

959,574

751,898

963,295

1,090,643

963,410

930,727

1,627,081

708,414

$ 810,597

770,939

587,132

918,358

1,806,434

1,407,304

1,188,260

1,208,680

719,608

904,325

1,078,555

980,387

1,418,897

1,837,170

1,055,632

1,008,022

1,001,158

781,898

1,006,295

1,136,913

984,410

978,194

1,712,081

735,614

	-----------	------------	------------
	$1,099,659	$24,937,204	$26,036,863
	===========	============	============

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
------------
$13,126,101
============
Cost At Acquisition --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Net Improvements Capitalized Subsequent to Acquisition ----------------
Redstone Albany Oak Terrace Wellshill Applegate Heatherwood Peachtree Donna Wellsville Tecumseh Clay City Irvine West New Castle Stigler Courtyard	$ 24,000 39,500 27,200 75,000 125,000 55,000 25,000 112,000 38,000 20,000 22,750 25,000 40,575 24,000 12,000	$ 747,591 990,162 633,284 1,270,844 1,467,675 1,551,679 1,021,466 1,661,889 1,286,389 1,038,151 998,334 1,060,585 971,520 730,056 465,936	$ 381,110 12,867 3,996 5,100 259,757 13,575 46,330 4,778 59,187 71,553 17,924 8,122 11,511 0 300,015
	-------	------------	------------
	$665,025	$15,895,561	$ 1,195,825
	========	============	============

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2004
SERIES 10 Apartment Properties	Gross Amount At Which Carried At December 31, 2004 --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Total -----
Redstone Albany Oak Terrace Wellshill Applegate Heatherwood Peachtree Donna Wellsville Tecumseh Clay City Irvine West New Castle Stigler Courtyard	$ 7,600 39,500 27,200 75,000 125,000 55,000 25,000 112,000 38,000 20,000 22,750 25,000 40,575 24,000 12,000	$ 1,145,101 1,003,029 637,280 1,275,944 1,727,432 1,565,254 1,067,796 1,666,667 1,345,576 1,109,704 1,016,258 1,068,707 983,031 730,056 765,951	$ 1,152,701 1,042,529 664,480 1,350,944 1,852,432 1,620,254 1,092,796 1,778,667 1,383,576 1,129,704 1,039,008 1,093,707 1,023,606 754,056 777,951
	-----------	------------	------------
	$ 648,625	$17,107,786	$17,756,411
	===========	============	============
Partnership -----------	Accumulated Depreciation ------------	Depreciable Life -----------
Redstone Albany Oak Terrace Wellshill Applegate Heatherwood Peachtree Donna Wellsville Tecumseh Clay City Irvine West New Castle Stigler Courtyard	$ 492,703 319,337 248,249 375,435 444,146 407,698 286,714 363,982 564,399 290,202 281,960 299,081 272,043 205,436 251,963	7.0-27.5 5.0-40.0 5.0-27.5 5.0-40.0 5.0-40.0 5.0-40.0 5.0-40.0 7.0-50.0 7.0-27.5 5.0-50.0 5.0-40.0 5.0-40.0 5.0-40.0 5.0-25.0 5.0-40.0
-----------
$5,103,348
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
------------
$ 9,982,493
============
Cost At Acquisition --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Net Improvements Capitalized Subsequent to Acquisition ---------------
Homestead Mountain Oak Eloy Gila Bend Creekstone Tifton Cass Towne Warsaw Royston Red Bud Cardinal Parsons	$ 126,000 30,000 12,000 18,000 130,625 17,600 22,690 146,800 36,000 5,500 15,793 45,188	$ 1,628,502 473,033 882,913 945,233 170,655 192,853 301,458 3,200,738 785,602 295,617 424,616 953,512	$ 55,630 385,760 102,214 408,572 1,707,324 1,496,433 4,854 18,567 113,557 447 71,883 377,539
	-----------	------------	------------
	$606,196	$10,254,732	$4,742,780
	===========	============	============

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2004
SERIES 11 Apartment Properties	Gross Amount At Which Carried At December 31, 2004 --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Total -----
Homestead Mountain Oak Eloy Gila Bend Creekstone Tifton Cass Towne Warsaw Royston Red Bud Cardinal Parsons	$ 126,000 30,000 12,000 18,000 130,650 17,327 22,690 146,800 36,000 5,500 15,793 38,437	$ 1,684,132 858,793 985,127 1,353,805 1,877,954 1,689,559 306,312 3,219,305 899,159 296,064 496,499 1,337,802	$ 1,810,132 888,793 997,127 1,371,805 2,008,604 1,706,886 329,002 3,366,105 935,159 301,564 512,292 1,376,239
	-----------	------------	------------
	$ 599,197	$15,004,511	$15,603,708
	===========	============	============
Partnership -----------	Accumulated Depreciation ------------	Depreciable Life ------------
Homestead Mountain Oak Eloy Gila Bend Creekstone Tifton Cass Towne Warsaw Royston Red Bud Cardinal Parsons	$ 477,225 330,570 401,208 539,222 628,826 387,163 81,664 1,137,913 297,303 70,688 129,574 327,981	5.0-40.0 5.0-27.5 5.0-27.5 5.0-40.0 7.0-27.5 5.0-25.0 7.0-27.5 7.0-27.5 7.0-40.0 7.0-40.0 7.0-27.5 12.0-40.0
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

                   GATEWAY TAX CREDIT FUND III, LTD.
                 (A Florida Limited Partnership)
                          By: Raymond James Tax Credit Funds, Inc.

Date: September 9, 2005           By:/s/ Ronald M. Diner
                                  Ronald M. Diner
                                  President

Date: September 9, 2005           By:/s/ Jonathan Oorlog
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

Date: September 9, 2005           By:/s/ Jonathan Oorlog
                                  Jonathan Oorlog
                                  Vice President and Chief Financial Officer