Form 10-Q
period 2005-09-30
GATEWAY TAX CREDIT FUND III LTD
filed 2005-11-14
CIK 881716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For The Quarterly Period Ended          September 30, 2005

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
     Title of Each Class                              September 30, 2005
Units of Limited Partnership
Interest:  $1,000 per unit                                  33,799

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II, 2005 Form 10-K, filed with the
Securities and Exchange Commission on July 13, 2005
Parts III and IV - Form S-11 Registration Statement
and all amendments and supplements thereto
File No. 33-44238

PART I - Financial Information
   Item 1. Financial Statements

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEET
SERIES 7	SEPTEMBER 30, 2005 ---------- (Unaudited)	MARCH 31, 2005 --------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at September 30, 2005 and March 31, 2005)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  351,126
75,127
-----------
426,253

145,615
917,254
-----------
$1,489,122
===========

$   55,544
-----------
55,544
-----------

601,203
-----------

915,330
(82,955)
-----------
832,375
-----------
$1,489,122
===========

$  383,342
72,445
-----------
455,787

140,326
965,655
-----------
$1,561,768
===========

$   53,630
-----------
53,630
-----------

557,979
-----------

1,031,936
(81,777)
-----------
950,159
-----------
$1,561,768
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEET
SERIES 8	SEPTEMBER 30, 2005 --------- (Unaudited)	MARCH 31, 2005 -------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities
 Accounts Receivable

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at September 30, 2005 and March 31, 2005)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  281,823
70,287
24,220
-----------
376,330

139,543
466,367
-----------
$  982,240
===========

$   46,530
-----------
46,530
-----------

639,352
-----------

381,020
(84,662)
-----------
296,358
-----------
$  982,240
===========

$  325,662
67,927
24,220
-----------
417,809

134,748
461,161
-----------
$1,013,718
===========

$   45,110
-----------
45,110
-----------

594,397
-----------

458,094
(83,883)
-----------
374,211
-----------
$1,013,718
============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEET
SERIES 9	SEPTEMBER 30, 2005 --------- (Unaudited)	MARCH 31, 2005 -------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

    Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at September 30, 2005 and March 31, 2005)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  205,104
40,097
-----------
245,201

116,172
749,412
-----------
$1,110,785
===========

$   26,539
-----------
26,539
-----------

403,893
-----------

728,385
(48,032)
-----------
680,353
-----------
$1,110,785
===========

$  229,897
38,890
-----------
268,787

112,579
798,862
-----------
$1,180,228
===========

$   25,407
-----------
25,407
-----------

379,140
-----------

822,760
(47,079)
-----------
775,681
-----------
$1,180,228
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEET
SERIES 10	SEPTEMBER 30, 2005 --------- (Unaudited)	MARCH 31, 2005 -------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

    Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at September 30, 2005 and March 31, 2005)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  130,031
30,519
-----------
160,550

116,795
1,599,025
-----------
$1,876,370
===========

$   29,268
-----------
29,268
-----------

28,215
-----------

1,844,877
(25,990)
-----------
1,818,887
-----------
$1,876,370
===========

$  142,638
29,480
-----------
172,118

112,721
1,661,049
-----------
$1,945,888
===========

$   28,777
-----------
28,777
-----------

11,305
-----------

1,930,927
(25,121)
-----------
1,905,806
-----------
$1,945,888
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEET
SERIES 11	SEPTEMBER 30, 2005 --------- (Unaudited)	MARCH 31, 2005 -------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities
 Receivable from General Partner

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at September 30, 2005 and March 31, 2005)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  188,228
35,100
0
-----------
223,328

132,197
2,603,481
-----------
$2,959,006
===========

$    5,900
-----------
5,900
-----------

0
-----------

2,969,566
(16,460)
-----------
2,953,106
-----------
$2,959,006
===========

$  199,931
33,838
8,291
-----------
242,060

127,336
2,664,780
-----------
$3,034,176
===========

$        0
-----------
0
-----------

0
-----------

3,049,825
(15,649)
-----------
3,034,176
-----------
$3,034,176
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEET
TOTAL SERIES 7 - 11	SEPTEMBER 30, 2005 --------- (Unaudited)	MARCH 31, 2005 -------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities
 Accounts Receivable
 Receivable from General Partner

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at September 30, 2005 and March 31, 2005)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$ 1,156,312
251,130
24,220
0
------------
1,431,662

650,322
6,335,539
-----------
$ 8,417,523
===========

$   163,781
-----------
163,781
-----------

1,672,663
-----------

6,839,178
(258,099)
-----------
6,581,079
-----------
$ 8,417,523
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

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership
Units

Number of Limited Partnership Units
Outstanding

$    8,855
-----------
8,855
-----------

21,612

21,101
10,135
1,553
-----------
54,401
-----------

(45,546)

(15,453)
6,695
-----------
$  (54,304)
===========

$  (53,761)
(543)
-----------
$  (54,304)
===========

$    (5.17)
===========

10,395
===========

$   10,015
-----------
10,015
-----------

21,687

14,578
10,012
1,661
-----------
47,938
-----------

(37,923)

(25,188)
5,553
-----------
$  (57,558)
===========

$  (56,982)
(576)
-----------
$  (57,558)
===========

$    (5.48)
===========

10,395
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(Unaudited)
SERIES 8	2005 ----	2004 ----

Revenues:
 Distribution Income

 Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Income (Losses) of Project Partnerships and Other Income

Equity in Income (Losses) of Project  Partnerships
Interest Income

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership Units

Number of Limited Partnership Units
Outstanding

$        0
-----------
0
-----------

22,477

23,266
10,933
567
-----------
57,243
-----------

(57,243)

2,799
5,808
-----------
$  (48,636)
===========

$  (48,149)
(487)
-----------
$  (48,636)
===========

$    (4.82)
===========

9,980
===========

$    2,318
-----------
2,318
-----------

22,578

16,073
11,097
768
-----------
50,516
-----------

(48,198)

(8,976)
5,064
-----------
$  (52,110)
===========

$  (51,589)
(521)
-----------
$  (52,110)
===========

$    (5.17)
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

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership
Units

Number of Limited Partnership Units
Outstanding

$        0
-----------
0
-----------

12,377

12,985
5,309
594
-----------
31,265
-----------

(31,265)

(23,320)
3,981
-----------
$  (50,604)
===========

$  (50,098)
(506)
-----------
$  (50,604)
===========

$    (8.01)
===========

6,254
===========

$        0
-----------
0
-----------

12,428

8,971
6,216
771
-----------
28,386
-----------

(28,386)

(43,687)
3,252
-----------
$  (68,821)
===========

$  (68,133)
(688)
-----------
$  (68,821)
===========

$   (10.89)
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

Allocation of Net Loss:

 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership
Units

Number of Limited Partnership Units
Outstanding

$        0
-----------
0
-----------

8,455

8,115
4,297
1,192
-----------
22,059
-----------

(22,059)

(34,370)
3,580
-----------
$  (52,849)
===========

$  (52,321)
(528)
-----------
$  (52,849)
===========

$   (10.37)
===========

5,043
===========

$      700
-----------
700
-----------

8,472

5,607
4,211
1,145
-----------
19,435
-----------

(18,735)

(34,849)
3,326
-----------
$  (50,258)
===========

$  (49,756)
(502)
-----------
$  (50,258)
===========

$    (9.87)
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

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership
Units

Number of Limited Partnership Units
Outstanding

$    1,195
-----------
1,195
-----------

7,005

6,493
4,369
1,477
-----------
19,344
-----------

(18,149)

(32,334)
4,503
-----------
$  (45,980)
===========

$  (45,520)
(460)
-----------
$  (45,980)
===========

$    (8.88)
===========

5,127
===========

$    2,782
-----------
2,782
-----------

7,063

4,485
3,562
1,683
-----------
16,793
-----------

(14,011)

(9,191)
3,887
-----------
$  (19,315)
===========

$  (19,122)
(193)
-----------
$  (19,315)
===========

$    (3.73)
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

  Total Expenses

Loss Before Equity in Losses of Project
 Partnerships and Other Income

Equity in Losses of Project Partnerships
 Interest Income

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

$   10,050
-----------
10,050
-----------

71,926

71,960
35,043
5,383
-----------
184,312
-----------

(174,262)

(102,678)
24,567
-----------
$ (252,373)
===========

$ (249,849)
(2,524)
-----------
$ (252,373)
===========

$   15,815
-----------
15,815
-----------

72,228

49,714
35,098
6,028
-----------
163,068
-----------

(147,253)

(121,891)
21,082
-----------
$ (248,062)
===========

$ (245,582)
(2,480)
-----------
$ (248,062)
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

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership
Units

Number of Limited Partnership Units
Outstanding

$   13,218
-----------
13,218
-----------

43,224

39,003
15,696
3,106
-----------
101,029
-----------

(87,811)

(42,739)
12,766
-----------
$ (117,784)
===========

$ (116,606)
(1,178)
-----------
$ (117,784)
===========

$   (11.22)
===========

10,395
===========

$   13,428
-----------
13,428
-----------

43,374

27,116
12,055
3,322
-----------
85,867
-----------

(72,439)

(66,585)
10,754
-----------
$ (128,270)
===========

$ (126,987)
(1,283)
-----------
$ (128,270)
===========

$   (12.22)
===========

10,395
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30,
(Unaudited)
SERIES 8	2005 ----	2004 ----

Revenues:
 Distribution Income

 Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Income (Losses) of Project Partnerships and Other Income

Equity in Income (Losses) of Project  Partnerships
Interest Income

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited
Partnership Units

Number of Limited Partnership Units
Outstanding

$    9,521
-----------
9,521
-----------

44,954

43,004
16,931
1,134
-----------
106,023
-----------

(96,502)

7,482
11,167
-----------
$   (77,853)
===========

$   (77,074)
(779)
-----------
$   (77,853)
===========

$     (7.72)
===========

9,980
===========

$    6,839
-----------
6,839
-----------

45,156

29,897
12,753
1,536
-----------
89,342
-----------

(82,503)

(25,410)
9,782
-----------
$   (98,131)
===========

$   (97,150)
(981)
-----------
$   (98,131)
===========

$     (9.73)
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
-----------
3,042
-----------

24,754

24,002
9,520
1,188
-----------
59,464
-----------

(56,422)

(46,538)
7,632
-----------
$  (95,328)
===========

$  (94,375)
(953)
-----------
$  (95,328)
===========

$   (15.09)
===========

6,254
===========

$    2,438
-----------
2,438
-----------

24,856

16,687
7,248
1,542
-----------
50,333
-----------

(47,895)

(94,498)
6,279
-----------
$ (136,114)
===========

$ (134,753)
(1,361)
-----------
$ (136,114)
===========

$   (21.55)
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
-----------
1,380
-----------

16,910

15,001
6,476
2,383
-----------
40,770
-----------

(39,390)

(54,424)
6,895
-----------
$  (86,919)
===========

$  (86,050)
(869)
-----------
$  (86,919)
===========

$   (17.06)
===========

5,043
===========

$    2,080
-----------
2,080
-----------

16,944

10,429
5,091
2,290
-----------
34,754
-----------

(32,674)

(74,123)
6,374
-----------
$ (100,423)
===========

$  (99,419)
(1,004)
-----------
$ (100,423)
===========

$   (19.71)
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

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership
Units

Number of Limited Partnership Units
Outstanding

$    2,182
-----------
2,182
-----------

14,010

12,001
6,379
2,954
-----------
35,344
-----------

(33,162)

(56,558)
8,650
-----------
$  (81,070)
===========

$  (80,259)
(811)
-----------
$  (81,070)
===========

$   (15.65)
===========

5,127
===========

$    2,782
-----------
2,782
-----------

14,126

8,343
4,352
3,366
-----------
30,187
-----------

(27,405)

(48,114)
7,512
-----------
$  (68,007)
===========

$  (67,327)
(680)
-----------
$  (68,007)
===========

$   (13.13)
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

  Total Expenses

Loss Before Equity in Losses of Project
 Partnerships and Other Income

Equity in Losses of Project Partnerships
 Interest Income

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

$   29,343
-----------
29,343
-----------

143,852

133,011
55,002
10,765
-----------
342,630
-----------

(313,287)

(192,777)
47,110
-----------
$ (458,954)
===========

$ (454,364)
(4,590)
-----------
$ (458,954)
===========

$   27,567
-----------
27,567
-----------

144,456

92,472
41,499
12,056
-----------
290,483
-----------

(262,916)

(308,730)
40,701
-----------
$ (530,945)
===========

$ (525,636)
(5,309)
-----------
$ (530,945)
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004:
SERIES 7	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2004 Net Loss Balance at September 30, 2004 Balance at March 31, 2005 Net Loss Balance at September 30, 2005	$ 1,290,808 (126,987) ------------ $ 1,163,821 ============ $ 1,031,936 (116,606) ------------ $ 915,330 ============	$ (79,162) (1,283) ----------- $ (80,445) =========== $ (81,777) (1,178) ------------ $ (82,955) ============	$ 1,211,646 (128,270) ----------- $ 1,083,376 ============ $ 950,159 (117,784) ------------ $ 832,375 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004:
SERIES 8	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2004 Net Loss Balance at September 30, 2004 Balance at March 31, 2005 Net Loss Balance at September 30, 2005	$ 635,468 (97,150) ------------ $ 538,318 ============ $ 458,094 (77,074) ------------ $ 381,020 ============	$ (82,091) (981) ----------- $ (83,072) =========== $ (83,883) (779) ------------ $ (84,662) ============	$ 553,377 (98,131) ----------- $ 455,246 ============ $ 374,211 (77,853) ------------ $ 296,358 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004:
SERIES 9	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2004 Net Loss Balance at September 30, 2004 Balance at March 31, 2005 Net Loss Balance at September 30, 2005	$ 1,055,258 (134,753) ------------ $ 920,505 ============ $ 822,760 (94,375) ------------ $ 728,385 ============	$ (44,731) (1,361) ----------- $ (46,092) =========== $ (47,079) (953) ------------ $ (48,032) ============	$1,010,527 (136,114) ------------ $ 874,413 ============ $ 775,681 (95,328) ------------ $ 680,353 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004:
SERIES 10	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2004 Net Loss Balance at September 30, 2004 Balance at March 31, 2005 Net Loss Balance at September 30, 2005	$ 2,115,390 (99,419) ------------ $ 2,015,971 ============ $ 1,930,927 (86,050) ------------ $ 1,844,877 ============	$ (23,258) (1,004) ----------- $ (24,262) =========== $ (25,121) (869) ------------ $ (25,990) ============	$ 2,092,132 (100,423) ------------ $ 1,991,709 ============ $ 1,905,806 (86,919) ------------ $ 1,818,887 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004:
SERIES 11	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2004 Net Loss Balance at September 30, 2004 Balance at March 31, 2005 Net Loss Balance at September 30, 2005	$ 3,202,252 (67,327) ------------ $ 3,134,925 ============ $ 3,049,825 (80,259) ------------ $ 2,969,566 ============	$ (14,109) (680) ----------- $ (14,789) =========== $ (15,649) (811) ------------ $ (16,460) ============	$ 3,188,143 (68,007) ----------- $ 3,120,136 ============ $ 3,034,176 (81,070) ------------ $ 2,953,106 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004:
TOTAL SERIES 7 - 11	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2004 Net Loss Balance at September 30, 2004 Balance at March 31, 2005 Net Loss Balance at September 30, 2005	$ 8,299,176 (525,636) ------------ $ 7,773,540 ============ $ 7,293,542 (454,364) ------------ $ 6,839,178 ============	$ (243,351) (5,309) ----------- $ (248,660) =========== $ (253,509) (4,590) ------------ $ (258,099) ============	$ 8,055,825 (530,945) ----------- $ 7,524,880 ============ $ 7,040,033 (458,954) ------------ $ 6,581,079 ============

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
   Distribution Income
   Changes in Operating Assets and Liabilities:
    Increase in Payable to General Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
 Distributions Received from Project
 Partnerships

     Net Cash Provided by Investing
     Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of
Year

Cash and Cash Equivalents at End of Period

	$ (117,784) 3,106 (7,971) 42,739 (13,218) 45,138 ---------- (47,990) ---------- 15,774 ---------- 15,774 ---------- (32,216) 383,342 ---------- $ 351,126 ===========	$ (128,270) 3,322 (9,867) 66,585 (13,178) 38,425 ---------- (42,983) ---------- 17,600 ---------- 17,600 ---------- (25,383) 343,873 ---------- $ 318,490 ===========

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
   Distribution Income
   Changes in Operating Assets and Liabilities:
    Increase in Payable to General Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
 Distributions Received from Project
 Partnerships

     Net Cash Provided by Investing
     Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of
Year

Cash and Cash Equivalents at End of Period

	$ (77,853) 1,134 (7,155) (7,482) (9,521) 46,375 ---------- (54,502) ---------- 10,663 ---------- 10,663 ---------- (43,839) 325,662 ----------- $ 281,823 ===========	$ (98,131) 1,536 (8,833) 25,410 (6,839) 40,250 ---------- (46,607) ---------- 6,834 ---------- 6,834 ---------- (39,773) 373,899 ----------- $ 334,126 ===========

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
   Distribution Income
   Changes in Operating Assets and Liabilities:
    Decrease in Accounts Receivable
    Increase in Payable to General Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships

     Net Cash Provided by Investing
     Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of
Year

Cash and Cash Equivalents at End of Period

	$ (95,328) 1,188 (4,800) 46,538 (3,042) 0 25,885 ---------- (29,559) ---------- 4,766 ---------- 4,766 ---------- (24,793) 229,897 ---------- $ 205,104 ===========	$ (136,114) 1,542 (5,644) 94,498 (2,438) 600 21,780 ---------- (25,776) ---------- 4,162 ---------- 4,162 ---------- (21,614) 248,902 ---------- $ 227,288 ===========

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
   Distribution Income
   Changes in Operating Assets and Liabilities:
    Increase in Payable to General Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships

     Net Cash Provided by Investing
     Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of
Year

Cash and Cash Equivalents at End of Period

	$ (86,919) 2,383 (5,113) 54,424 (1,380) 17,401 ---------- (19,204) ---------- 6,597 ---------- 6,597 ---------- (12,607) 142,638 ---------- $ 130,031 ===========	$ (100,423) 2,290 (5,723) 74,123 (2,080) 15,916 ---------- (15,897) ---------- 11,729 ---------- 11,729 ---------- (4,168) 247,847 ---------- $ 243,679 ===========

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
   Distribution Income
   Changes in Operating Assets and Liabilities:
    Decrease in Accounts Receivable
    Increase in Payable to General Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
   Distributions Received from Project
   Partnerships

     Net Cash Provided by Investing
     Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of
Year

Cash and Cash Equivalents at End of Period

	$ (81,070) 2,954 (6,123) 56,558 (2,182) 8,291 5,900 ---------- (15,672) ---------- 3,969 ---------- 3,969 ---------- (11,703) 199,931 ---------- $ 188,228 ===========	$ (68,007) 3,366 (6,863) 48,114 2,782 0 12,495 ---------- (8,113) ---------- 5,519 ---------- 5,519 ---------- (2,594) 247,638 ---------- $ 245,044 ===========

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
   Distribution Income
   Changes in Operating Assets and Liabilities:
    Decrease in Accounts Receivable
    Increase in Payable to General Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
   Distributions Received from Project
   Partnerships

     Net Cash Provided by Investing
     Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of
Year

Cash and Cash Equivalents at End of Period

	$ (458,954) 10,765 (31,162) 192,777 (29,343) 8,291 140,699 ---------- (166,927) ---------- 41,769 ---------- 41,769 ---------- (125,158) 1,281,470 ---------- $1,156,312 ===========	$ (530,945) 12,056 (36,930) 308,730 (21,753) 600 128,866 ---------- (139,376) ---------- 45,844 ---------- 45,844 ---------- (93,532) 1,462,159 ---------- $1,368,627 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

NOTE 1 - ORGANIZATION:

   Gateway Tax Credit Fund III Ltd. ("Gateway"), a Florida Limited Partnership, was formed October 17, 1991 under the laws of Florida. Gateway offered its limited partnership interests in Series. The first Series for Gateway is Series 7. Operations commenced on July 16, 1992 for Series 7, January 4, 1993 for Series 8, September 30, 1993 for Series 9, January 21, 1994 for Series 10 and April 29, 1994 for Series 11. Each Series invests, as a limited partner, in other limited partnerships ("Project Partnerships"), each of which owns and operates apartment complexes eligible for Low-Income Housing Tax Credits ("Tax Credits"), provided for in Section 42 of the Internal Revenue Code of 1986. Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the Limited Partnership Agreement. As of September 30, 2005, Gateway had received capital contributions of $1,000 from the General Partners and $36,799,000 from the investor Limited Partners.

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

   As of September 30, 2005, Gateway determined that it held variable interests in 128 VIE's, which consist of Project Partnerships, which Gateway is not the primary beneficiary. Gateway's maximum exposure to loss as a result of its involvement with unconsolidated VIE's is limited to Gateway's recorded investments in and receivables from those VIE's, which is approximately $5,314,388 at September 30, 2005. Gateway may be subject to additional losses to the extent of any financial support that Gateway voluntarily provides to those Project Partnerships in the future.

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

NOTE 3 - INVESTMENT IN SECURITIES:

   The September 30, 2005 Balance Sheets include Investment in Securities consisting of U.S. Treasury Security Strips which represents their cost, plus accreted interest income of $136,416 for Series 7, $122,270 for Series 8, $81,876 for Series 9, $82,183 for Series 10 and $95,768 for Series 11.

	Estimated Market Value -----------	Cost Plus Accreted Interest -----------	Gross Unrealized Gains and (Losses) ----------
Series 7	$ 230,671	$ 220,742	$ 9,929
Series 8	218,323	209,830	8,493
Series 9	162,859	156,269	6,590
Series 10	156,437	147,314	9,123
Series 11	181,052	167,297	13,755

   As of September 30, 2005, the cost and accreted interest of debt securities by contractual maturities is as follows:
	Series 7 --------	Series 8 --------	Series 9 --------
Due within 1 year	$ 75,127	$ 70,287	$ 40,097
After 1 year through 5 years	145,615	139,543	116,172
	---------	---------	---------
Total Amount Carried on Balance Sheet	$ 220,742 =========	$ 209,830 =========	$ 156,269 =========

	Series 10 --------	Series 11 --------	Total --------
Due within 1 year	$ 30,519	$ 35,100	$ 251,130
After 1 year through 5 years	116,795	132,197	650,322
	---------	---------	---------
Total Amount Carried on Balance Sheet	$ 147,314 =========	$ 167,297 =========	$ 901,452 ==========

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

   For the six months ended September 30, 2005 and 2004, the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

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

                           2005             2004
                          -----             -----
  Series 7              $ 43,224         $ 43,374
  Series 8                44,954           45,156
  Series 9                24,754           24,856
  Series 10               16,910           16,944
  Series 11               14,010           14,126
                        --------         --------
  Total                 $143,852         $144,456
                        ========         ========

   General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statement of Operations.

  Series 7             $  39,003        $  27,116
  Series 8                43,004           29,897
  Series 9                24,002           16,687
  Series 10               15,001           10,429
  Series 11               12,001            8,343
                        --------         --------
  Total                 $133,011         $ 92,472
                        ========         ========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of September 30, 2005, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 39 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
SERIES 7	SEPTEMBER 30, 2005 -------------	MARCH 31, 2005 ------------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 7,732,089 (7,174,858) (236,571) ----------- 320,660 793,335 (196,741) ----------- $ 917,254 ============	$ 7,732,089 (7,132,119) (234,015) ----------- 365,955 793,335 (193,635) ----------- $ 965,655 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $4,440,461 for the period ended September 30, 2005 and cumulative suspended losses of $4,140,409 for the year ended March 31, 2005 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of September 30, 2005, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 43 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
SERIES 8	SEPTEMBER 30, 2005 ------------	MARCH 31, 2005 -------------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 7,586,105 (7,377,273) (172,655) ----------- 36,177 549,773 (119,583) ----------- $ 466,367 ===========	$ 7,586,105 (7,384,755) (171,513) ----------- 29,837 549,773 (118,449) ----------- $ 461,161 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $5,156,701 for the period ended September 30, 2005 and cumulative suspended losses of $4,846,424 for the year ended March 31, 2005 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of September 30, 2005, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 24 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
SERIES 9	SEPTEMBER 30, 2005 ------------	MARCH 31, 2005 -------------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 4,914,116 (4,204,910) (143,517) ----------- 565,689 244,087 (60,364) ----------- $ 749,412 ============	$ 4,914,116 (4,158,372) (141,793) ----------- 613,951 244,087 (59,176) ----------- $ 798,862 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $1,651,117 for the period ended September 30, 2005 and cumulative suspended losses of $1,528,748 for the year ended March 31, 2005 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of September 30, 2005, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 15 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
SERIES 10	SEPTEMBER 30, 2005 --------------	MARCH 31, 2005 -------------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 3,914,672 (2,261,791) (189,609) ----------- 1,463,272 196,738 (60,985) ----------- $ 1,599,025 ============	$ 3,914,672 (2,207,367) (184,392) ----------- 1,522,913 196,738 (58,602) ----------- $ 1,661,049 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $228,304 for the period ended September 30, 2005 and cumulative suspended losses of $205,788 for the year ended March 31, 2005 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of September 30, 2005, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 12 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
SERIES 11	SEPTEMBER 30, 2005 -------------	MARCH 31, 2005 -------------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 4,128,042 (1,564,159) (166,780) ----------- 2,397,103 290,335 (83,957) ----------- $ 2,603,481 ============	$ 4,128,042 (1,507,601) (164,993) ----------- 2,455,448 290,335 (81,003) ----------- $ 2,664,780 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $459,332 for the period September 30, 2005 and cumulative suspended losses of $372,590 for the year ended March 31, 2005 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   The following is a summary of Investments in Project Partnerships as of:
TOTAL SERIES 7 - 11	SEPTEMBER 30, 2005 -------------	MARCH 31, 2005 ------------

Capital Contributions to Project Partner- ships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 28,275,024 (22,582,991) (909,132) ----------- 4,782,901 2,074,268 (521,630) ----------- $ 6,335,539 ============	$ 28,275,024 (22,390,214) (896,706) ------------ 4,988,104 2,074,268 (510,865) ------------ $ 6,551,507 =============

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three-month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30, of each year:
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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 4,081,191
27,882,864
21,049
------------
$31,985,104
============

$   716,603
35,849,766
------------
36,566,369
------------

(4,271,797)
(309,468)
------------
(4,581,265)
------------
$31,985,104
============

$ 2,472,841
------------
1,688,423
382,812
747,859
------------
2,819,094
------------
$  (346,253)
============
$    (3,462)
============
$  (342,791)
300,052
------------
$   (42,739)
============

$ 3,880,430
29,195,293
16,088
------------
$33,091,811
============

$   745,095
36,002,235
------------
36,747,330
------------

(3,397,229)
(258,290)
------------
(3,655,519)
------------
$33,091,811
============

$ 2,404,550
------------
1,589,638
404,128
733,294
------------
2,727,060
------------
$  (322,510)
============
$    (3,224)
============
$  (319,286)
252,701
------------
$   (66,585)
============

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three-month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30, of each year:
SERIES 8	2005 ----	2004 ----

SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners' Equity:
  Current liabilities
  Long-term debt

    Total liabilities

Partners' equity
  Limited Partner
  General Partners

    Total Partners' equity

    Total liabilities and partners' equity

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net loss

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Income (Losses) of Project Partnerships

$ 3,937,978
29,143,062
99,780
------------
$33,180,820
============

$ 1,045,729
37,745,148
------------
38,790,877
------------

(4,967,719)
(642,338)
------------
(5,610,057)
------------
$33,180,820
============

$ 2,484,614
------------
1,615,234
420,407
755,915
------------
2,791,556
------------
$  (306,942)
============
$    (4,147)
============
$  (302,795)
310,277
------------

$     7,482
============

$ 3,577,759
30,543,911
50,918
------------
$34,172,588
============

$ 1,006,202
37,949,865
------------
38,956,067
------------

(4,130,794)
(652,685)
------------
(4,783,479)
------------
$34,172,588
============

$ 2,392,253
------------
1,544,127
432,489
789,013
------------
2,765,629
------------
$  (373,376)
============
$    (3,733)
============
$  (368,527)
343,117
------------

$   (25,410)
============

(1)  An affiliate of the General Partner is the operating general partner in one of the Project Partnerships included above. The Project Partnership's financial information for the periods ending June 2005 and June 2004 is as follows:
	June 2005	June 2004
Total Assets	$ 565,465	$ 594,352
Total Liabilities	821,647	826,453
Gateway Equity	(139,791)	(115,951)
Other Partner's Equity	(116,391)	(116,150)
Total Revenue	47,805	42,106
Net Loss	$ (11,264)	$ (10,788)

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three-month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30, of each year:
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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 2,047,879
16,771,553
4,868
------------
$18,824,300
============

$   220,397
20,040,773
------------
20,261,170
------------

(1,129,384)
(307,486)
------------
(1,436,870)
------------
$18,824,300
============

$ 1,263,556
------------
825,196
215,958
393,015
------------
1,434,169
------------
$  (170,613)
============
$    (1,706)
============
$  (168,907)
122,369
------------
$   (46,538)
============

$ 1,935,761
17,516,051
8,464
------------
$19,460,276
============

$   280,662
20,142,793
------------
20,423,455
------------

(687,262)
(275,917)
------------
(963,179)
------------
$19,460,276
============

$ 1,227,211
------------
786,241
228,778
416,266
------------
1,431,285
------------
$  (204,074)
============
$    (2,042)
============
$  (202,032)
107,534
------------
$   (94,498)
============

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three-month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30, of each year:
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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 1,849,550
12,418,323
3,124
------------
$14,270,997
============

$   289,768
13,126,101
------------
13,415,869
------------

1,234,655
(379,527)
------------
855,128
------------
$14,270,997
============

$   843,396
------------
563,954
122,710
234,824
------------
921,488
------------
$   (78,092)
============
$    (1,152)
============
$   (76,940)
22,516
------------
$   (54,424)
============

$ 1,749,959
12,788,556
7,703
------------
$14,546,218
============

$   273,142
13,161,837
------------
13,434,979
------------

1,448,209
(336,970)
------------
1,111,239
------------
$14,546,218
============

$   826,044
------------
542,063
126,900
248,219
------------
917,182
------------
$   (91,138)
============
$    (1,288)
============
$   (89,850)
15,727
------------
$   (74,123)
============

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three-month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30, of each year:
SERIES 11	2005 ----	2004 ----

SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners' Equity:
  Current liabilities
  Long-term debt

    Total liabilities

Partners' equity
  Limited Partner
  General Partners

    Total Partners' equity

    Total liabilities and partners' equity

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net loss

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$   963,056
10,539,081
323,930
------------
$11,826,067
============

$   179,820
9,982,493
------------
10,162,313
------------

1,947,356
(283,602)
------------
1,663,754
------------
$11,826,067
============

$   788,763
------------
578,062
108,885
255,290
------------
942,237
------------
$  (153,474)
============
$   (10,174)
============
$  (143,300)
86,742
------------
$   (56,558)
============

$ 1,281,519
11,011,838
60,575
------------
$12,353,932
============

$   207,060
10,099,725
------------
10,306,785
------------

2,280,923
(233,776)
------------
2,047,147
------------
$12,353,932
============

$   776,346
------------
514,295
115,566
257,676
------------
887,537
------------
$  (111,191)
============
$    (7,129)
============
$  (104,062)
55,948
------------
$   (48,114)
============

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three-month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30, of each year:
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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 12,879,654
96,754,883
452,751
------------
$110,087,288
============

$  2,452,317
116,744,281
------------
119,196,598
------------

(7,186,889)
(1,922,421)
------------
(9,109,310)
------------
$110,087,288
============

$  7,853,170
------------
5,270,869
1,250,772
2,386,903
------------
8,908,544
------------
$ (1,055,374)
============
$    (20,641)
============
$ (1,034,733)
841,956
------------
$   (192,777)
============

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

   As disclosed on the statement of operations for each Series, interest income increased slightly from the six and three months ended September 30, 2004 to the six and three months ended September 30, 2005. Equity in Losses of Project Partnerships for the six months ended September 30, 2005 decreased from $308,730 for the six months ended September 30, 2004 to $192,777 as a result of a greater increase in rental and other income when compared with the corresponding increase in total expenses, combined with an increase in suspended losses for the period. The General and Administrative Expenses - Other increased from $41,499 for the six months ended September 30, 2004 to $55,002 as a result of timing differences of recording various expenses. However, for the three months ended September 30, 2005 and 2004, these expenses were comparable. General and Administrative Expenses - General Partner was significantly higher due to increased administrative costs. Except as described above, there were no unusual variations in the operating results between these two periods.

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

   Series 7 - Gateway closed this series on October 16, 1992 after receiving $10,395,000 from 635 Limited Partner investors. Equity in Losses of Project Partnerships for the six months ended September 30, 2005 decreased from $66,585 for the six months ended September 30, 2004 to $42,739 due to an increase in suspended losses. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. (These Project Partnerships reported depreciation and amortization of $733,294 and $747,859 for the six months ended June 30, 2004 and 2005, respectively.) As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

   At September 30, 2005, the Series had $351,126 of short-term investments (Cash and Cash Equivalents). It also had $220,742 in Zero Coupon Treasuries with annual maturities providing $77,000 in fiscal year 2006 increasing to $86,000 in fiscal year 2008. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of ($117,784) for the six months ended September 30, 2005. However, after adjusting for Equity in Losses of Project Partnerships of $42,739 and the changes in operating assets and liabilities, net cash used in operating activities was $47,990. Cash provided by investing activities totaled $15,774, consisting of cash distributions from the Project Partnerships.

   Series 8 - Gateway closed this Series on September 28, 1993 after receiving $9,980,000 from 664 Limited Partner investors. Equity in Losses of Project Partnerships for the six months ended September 30, 2005 decreased from $25,410 for the six months ended September 30, 2004 to income of $7,482 as a result of an increase in rental revenue. (These Project Partnerships reported depreciation and amortization of $789,013 and $755,915 for the six months ended June 30, 2004 and 2005, respectively.) Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

At September 30, 2005, the Series had $281,823 of short-term investments (Cash and Cash Equivalents). It also had $209,830 in Zero Coupon Treasuries with annual maturities providing $72,000 in fiscal year 2006 increasing to $82,000 in fiscal year 2008. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $77,853 for the six months ended September 30, 2005. However, after adjusting for Equity in Income of Project Partnerships of $7,482 and the changes in operating assets and liabilities, net cash used in operating activities was $54,502. Cash provided by investing activities totaled $10,663, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

   Series 9 - Gateway closed this Series on December 31, 1993 after receiving $6,254,000 from 406 Limited Partner investors. Equity in Losses of Project Partnerships for the six months ended September 30, 2005 decreased from $94,498 for the six months ended September 30, 2004 to $46,538 as a result of an increase in suspended losses. (These Project Partnerships reported depreciation and amortization of $416,266 and $393,015 for the six months ended June 30, 2004 and 2005, respectively.) Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

At September 30, 2005, the Series had $205,104 of short-term investments (Cash and Cash Equivalents). It also had $156,269 in Zero Coupon Treasuries with annual maturities providing $41,000 in fiscal year 2006 increasing to $47,000 in fiscal year 2009. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $95,328 for the six months ended September 30, 2005. However, after adjusting for Equity in Losses of Project Partnerships of $46,538 and the changes in operating assets and liabilities, net cash used in operating activities was $29,559. Cash provided by investing activities totaled $4,766, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

   Series 10 - Gateway closed this Series on January 21, 1994 after receiving $5,043,000 from 325 Limited Partner investors. Equity in Losses of Project Partnerships for the six months ended September 30, 2005 decreased from $74,123 for the six months ended September 30, 2004 to $54,424 as a result of an increase in suspended losses. (These Project Partnerships reported depreciation and amortization of $248,219 and $234,824 for the six months ended June 30, 2004 and 2005, respectively.) Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

At September 30, 2005, the Series had $130,031 of short-term investments (Cash and Cash Equivalents). It also had $147,314 in Zero Coupon Treasuries with annual maturities providing $31,000 in fiscal year 2006 increasing to $40,000 in fiscal year 2010. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $86,919 for the six months ended September 30, 2005. However, after adjusting for Equity in Losses of Project Partnerships of $54,424 and the changes in operating assets and liabilities, net cash used in operating activities was $19,204. Cash provided by investing activities totaled $6,597, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

   Series 11 - Gateway closed this Series on April 29, 1994 after receiving $5,127,000 from 330 Limited investors. Equity in Losses of Project Partnerships for the six months ended September 30, 2005 increased from $48,114 for the six months ended September 30, 2004 to $56,558 primarily as a result of an increase in maintenance expense. (These Project Partnerships reported depreciation and amortization of $257,676 and $255,290 for the six months ended June 30, 2004 and 2005, respectively.) Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

At September 30, 2005, the Series had $188,228 of short-term investments (Cash and Cash Equivalents). It also had $167,297 in Zero Coupon Treasuries with annual maturities providing $36,000 in fiscal year 2005 increasing to $44,000 in fiscal year 2010. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $81,070 for the six months ended September 30, 2005. However, after adjusting for Equity in Losses of Project Partnerships of $56,558 and the changes in operating assets and liabilities, net cash used in operating activities was $15,672. Cash provided by investing activities totaled $3,969, consisting of cash distributions from Project Partnerships. There were no unusual events or trends to describe.

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

                   GATEWAY TAX CREDIT FUND III, LTD.
                 (A Florida Limited Partnership)
                          By: Raymond James Tax Credit Funds, Inc.

Date: November 14, 2005           By:/s/ Ronald M. Diner
                                  Ronald M. Diner
                                  President

Date: November 14, 2005           By:/s/ Jonathan Oorlog
                                  Jonathan Oorlog
                                  Vice President and Chief Financial Officer

Date: November 14, 2005           By:/s/ Sandra Humphreys
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

Date: November 14, 2005           By:/s/ Ronald M. Diner
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

Date: November 14, 2005           By:/s/ Jonathan Oorlog
                                  Jonathan Oorlog
                                  Vice President and Chief Financial Officer