Form 10-K/A
period 2005-03-31
GATEWAY TAX CREDIT FUND III LTD
filed 2006-01-23
CIK 881716

SECOND AMENDED FORM 10-K/A-2
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
File No. 33-44238

EXPLANATORY NOTE

   This document is a second amendment of the Form 10-K for the annual period ended March 31, 2005. This second amendment amends Item 8 Financial Statements and Supplementary Data for the correction of an error in the wording of the reports of the other auditor relied upon by the principal auditor. Those opinions, as originally filed, incorrectly stated that the audit was conducted in accordance with "the auditing standards of the Public Company Accounting Oversight Board (United States)". The corrected reports contained herein state that the audit was conducted in accordance with "the standards of the Public Company Accounting Oversight Board (United States)".

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
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

2005
----

$ 325,662
67,927
24,220
----------417,809

134,748
461,161
----------$1,013,718
==========

$  45,110
----------
45,110

----------
594,397

458,094
(83,883)
----------
374,211
----------
$1,013,718
==========

2004
----

$ 373,899
63,292
24,220
----------461,411

189,089
512,795
----------$1,163,295
==========

$  56,210
----------
56,210

----------
553,708

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

NOTE 6 - TAXABLE INCOME (LOSS)(Continued):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:
TOTAL SERIES 7 -11	2005 ----	2004 ----	2003 ----
Net Loss per Financial Statements	$(1,015,792)	$(1,122,065)	$(1,226,788)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(2,831,459)	(2,983,760)	(2,721,306)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	(39,379)	48,998	26,608
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense	(82,157) 24,101 -----------	116,274 25,032 -----------	154,425 8,114 -----------
Partnership loss for tax purposes as of December 31	$(3,944,686) ============	$(3,915,521) ============	$(3,758,947) ============

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

NOTE 7 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)(Continued):

Series 10
Year 2005                Quarter 1     Quarter 2     Quarter 3     Quarter 4
                         6/30/2004     9/30/2004     12/31/2004     3/31/2005

Total Revenues           $   4,428     $   4,026     $   4,177      $   2,617

Net Income (Loss)        $ (50,165)    $ (50,258)    $ (63,785)     $ (22,118)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding $   (9.85)    $   (9.87)    $  (12.52)     $   (4.34)

Series 11
Year 2005                Quarter 1      Quarter 2      Quarter 3     Quarter 4
                         6/30/2004     9/30/2004     12/31/2004     3/31/2005

Total Revenues           $   3,625      $   6,669     $   3,915     $   3,692

Net Income (Loss)        $ (48,691)     $ (19,315)    $ (35,242)    $ (50,719)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding $   (9.40)     $   (3.73)    $   (6.81)    $   (9.79)

Series 7 - 11
Year 2005                 Quarter 1     Quarter 2      Quarter 3    Quarter 4
                         6/30/2004     9/30/2004     12/31/2004     3/31/2005

Total Revenues           $  31,371     $  36,897     $  36,408     $  32,880

et Income (Loss)        $(282,882)    $(248,062)    $(225,830)    $(259,018)

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

NOTE 7 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)(Continued):

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

                               INDEPENDENT AUDITORS' REPORT
                             -------------------------------

To the Partners
Lakeshore II, Ltd.
Tuskegee, Alabama

We have audited the accompanying balance sheets of Lakeshore II, Ltd., a limited partnership, as of December 31, 2004 and 2003, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

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

/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountants

Gadsden, Alabama
February 27, 2005

Donald W. Causey & Associates, P.C.
516 Walnut Street-P.O. Box 775
Gadsden, AL 35902
PHONE: 256-543-3707
FAX: 256-543-9800

                               INDEPENDENT AUDITORS' REPORT
                          -----------------------------------

To the Partners
Skyview Apartments, Ltd.
Troy, Alabama

We have audited the accompanying balance sheets of Skyview Apartments, Ltd., a limited partnership, as of December 31, 2004 and 2003, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

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

/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountants

Gadsden, Alabama
February 6, 2005

Donald W. Causey & Associates, P.C.
516 Walnut Street-P.O. Box 775
Gadsden, AL 35902
PHONE: 256-543-3707
FAX: 256-543-9800

                                INDEPENDENT AUDITORS' REPORT
                              --------------------------------

To the Partners
Meadowview Apartments, Ltd.
Greenville, Alabama

We have audited the accompanying balance sheets of Meadowview Apartments, Ltd., a limited partnership, as of December 31, 2004 and 2003, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

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

/s/ Donald W. Causey and Associates, P.C.
Certified Public Accountant

Gadsden, Alabama
February 23, 2005

Donald W. Causey & Associates, P.C.
516 Walnut Street-P.O. Box 775
Gadsden, AL 35902
PHONE: 256-543-3707
FAX: 256-543-9800

                                 INDEPENDENT AUDITORS' REPORT
                              --------------------------------

To the Partners
Applegate Apartments, Ltd.
Florence, Alabama

We have audited the accompanying balance sheets of Applegate Apartments, Ltd., a limited partnership, as of December 31, 2004 and 2003, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

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

/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountants

Gadsden, Alabama
February 21, 2005

Donald W. Causey & Associates, P.C.
516 Walnut Street-P.O. Box 775
Gadsden, AL 35902
PHONE: 256-543-3707
FAX: 256-543-9800

                               INDEPENDENT AUDITORS' REPORT
                            -----------------------------------

To the Partners
Heatherwood Apartments, Ltd.
Alexander City, Alabama

We have audited the accompanying balance sheets of Heatherwood Apartments, Ltd., a limited partnership, as of December 31, 2004 and 2003, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

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

                   GATEWAY TAX CREDIT FUND III, LTD.
                 (A Florida Limited Partnership)
                          By: Raymond James Tax Credit Funds, Inc.

Date: January 20, 2006            By:/s/ Ronald M. Diner
                                  Ronald M. Diner
                                  President

Date: January 20, 2006            By:/s/ Jonathan Oorlog
                                  Jonathan Oorlog
                                  Vice President and Chief Financial Officer

Date: January 20, 2006            By:/s/ Sandra C. Humphreys
                                  Sandra C. Humphreys
                                  Secretary and Treasurer

EXHIBIT 31.1

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

Date: January 20, 2006            By:/s/ Ronald M. Diner
                                  Ronald M. Diner
                                  President

EXHIBIT 31.2

 CERTIFICATIONS

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

Date: January 20, 2006            By:/s/ Jonathan Oorlog
                                  Jonathan Oorlog
                                  Vice President and Chief Financial Officer