Form 10-Q
period 2005-12-31
GATEWAY TAX CREDIT FUND III LTD
filed 2006-02-14
CIK 881716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For The Quarterly Period Ended           December 31, 2005

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
     Title of Each Class                              December 31, 2005
Units of Limited Partnership
Interest:  $1,000 per unit                                  33,799

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II, 2005 Form 10-K, filed with the
Securities and Exchange Commission on July 13, 2005
Parts III and IV - Form S-11 Registration Statement
and all amendments and supplements thereto
File No. 33-44238

PART I - Financial Information
   Item 1. Financial Statements

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEET
SERIES 7	DECEMBER 31, 2005 ---------- (Unaudited)	MARCH 31, 2005 --------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at December 31, 2005 and March 31, 2005)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  333,293
76,505
-----------
409,798

148,334
902,223
-----------
$1,460,355
===========

$   54,226
-----------
54,226
-----------

622,814
-----------

866,760
(83,445)
-----------
783,315
-----------
$1,460,355
===========

$  383,342
72,445
-----------
455,787

140,326
965,655
-----------
$1,561,768
===========

$   53,630
-----------
53,630
-----------

557,979
-----------

1,031,936
(81,777)
-----------
950,159
-----------
$1,561,768
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEET
SERIES 8	DECEMBER 31, 2005 --------- (Unaudited)	MARCH 31, 2005 -------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities
 Accounts Receivable

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at December 31, 2005 and March 31, 2005)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  258,302
71,497
24,220
-----------
354,019

142,004
468,093
-----------
$  964,116
===========

$   45,047
-----------
45,047
-----------

661,828
-----------

342,294
(85,053)
-----------
257,241
-----------
$  964,116
===========

$  325,662
67,927
24,220
-----------
417,809

134,748
461,161
-----------
$1,013,718
===========

$   45,110
-----------
45,110
-----------

594,397
-----------

458,094
(83,883)
-----------
374,211
-----------
$1,013,718
============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEET
SERIES 9	DECEMBER 31, 2005 --------- (Unaudited)	MARCH 31, 2005 -------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

    Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at December 31, 2005 and March 31, 2005)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  193,876
40,714
-----------
234,590

118,011
717,999
-----------
$1,070,600
===========

$   25,719
-----------
25,719
-----------

416,270
-----------

677,161
(48,550)
-----------
628,611
-----------
$1,070,600
===========

$  229,897
38,890
-----------
268,787

112,579
798,862
-----------
$1,180,228
===========

$   25,407
-----------
25,407
-----------

379,140
-----------

822,760
(47,079)
-----------
775,681
-----------
$1,180,228
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEET
SERIES 10	DECEMBER 31, 2005 --------- (Unaudited)	MARCH 31, 2005 -------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

    Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at December 31, 2005 and March 31, 2005)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  121,009
31,055
-----------
152,064

118,899
1,570,981
-----------
$1,841,944
===========

$   28,777
-----------
28,777
-----------

36,669
-----------

1,802,912
(26,414)
-----------
1,776,498
-----------
$1,841,944
===========

$  142,638
29,480
-----------
172,118

112,721
1,661,049
-----------
$1,945,888
===========

$   28,777
-----------
28,777
-----------

11,305
-----------

1,930,927
(25,121)
-----------
1,905,806
-----------
$1,945,888
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEET
SERIES 11	DECEMBER 31, 2005 --------- (Unaudited)	MARCH 31, 2005 -------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities
 Receivable from General Partner

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at December 31, 2005 and March 31, 2005)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  184,109
35,749
0
-----------
219,858

134,696
2,564,983
-----------
$2,919,537
===========

$   12,527
-----------
12,527
-----------

0
-----------

2,923,931
(16,921)
-----------
2,907,010
-----------
$2,919,537
===========

$  199,931
33,838
8,291
-----------
242,060

127,336
2,664,780
-----------
$3,034,176
===========

$        0
-----------
0
-----------

0
-----------

3,049,825
(15,649)
-----------
3,034,176
-----------
$3,034,176
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEET
TOTAL SERIES 7 - 11	DECEMBER 31, 2005 --------- (Unaudited)	MARCH 31, 2005 -------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities
 Accounts Receivable
 Receivable from General Partner

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at December 31, 2005 and March 31, 2005)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$ 1,090,589
255,520
24,220
0
------------
1,370,329

661,944
6,224,279
-----------
$ 8,256,552
===========

$   166,296
-----------
166,296
-----------

1,737,581
-----------

6,613,058
(260,383)
-----------
6,352,675
-----------
$ 8,256,552
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

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership
Units

Number of Limited Partnership Units
Outstanding

$    3,716
-----------
3,716
-----------

21,612

22,850
2,635
1,219
-----------
48,316
-----------

(44,600)

(11,330)
6,870
-----------
$  (49,060)
===========

$  (48,569)
(491)
-----------
$  (49,060)
===========

$    (4.67)
===========

10,395
===========

$    3,553
-----------
3,553
-----------

21,687

14,678
1,796
1,661
-----------
39,822
-----------

(36,269)

(34,994)
6,089
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
 Amortization

  Total Expenses

Loss Before Equity in Income (Losses) of Project Partnerships and Other Income

Equity in Income (Losses) of Project  Partnerships
Interest Income

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited
Partnership Units

Number of Limited Partnership Units
Outstanding

$    1,895
-----------
1,895
-----------

22,477

25,194
2,860
567
-----------
51,098
-----------

(49,203)

4,216
5,870
-----------
$  (39,117)
===========

$  (38,726)
(391)
-----------
$  (39,117)
===========

$    (3.88)
===========

9,980
===========

$    6,701
-----------
6,701
-----------

22,578

16,184
1,937
768
-----------
41,467
-----------

(34,766)

(17,775)
5,455
-----------
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

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership
Units

Number of Limited Partnership Units
Outstanding

$      795
-----------
795
-----------

12,377

14,062
1,701
594
-----------
28,734
-----------

(27,939)

(27,875)
4,072
-----------
$  (51,742)
===========

$  (51,225)
(517)
-----------
$  (51,742)
===========

$    (8.19)
===========

6,254
===========

$    2,975
-----------
2,975
-----------

12,428

9,033
1,224
771
-----------
23,456
-----------

(20,481)

2,395
3,543
-----------
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
-----------
0
-----------

8,455

8,789
1,593
1,192
-----------
20,029
-----------

(20,029)

(26,023)
3,663
-----------
$  (42,389)
===========

$  (41,965)
(424)
-----------
$  (42,389)
===========

$    (8.32)
===========

5,043
===========

$      750
-----------
750
-----------

8,472

5,646
884
1,145
-----------
16,147
-----------

(15,397)

(51,815)
3,427
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

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership
Units

Number of Limited Partnership Units
Outstanding

$      600
-----------
600
-----------

7,005

7,031
1,302
1,477
-----------
16,815
-----------

(16,215)

(34,536)
4,655
-----------
$  (46,096)
===========

$  (45,635)
(461)
-----------
$  (46,096)
===========

$    (8.90)
===========

5,127
===========

$        0
-----------
0
-----------

7,063

4,517
921
1,683
-----------
14,184
-----------

(14,184)

(24,973)
3,915
-----------
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

  Total Expenses

Loss Before Equity in Losses of Project
 Partnerships and Other Income

Equity in Losses of Project Partnerships
 Interest Income

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

$    7,006
-----------
7,006
-----------

71,926

77,926
10,091
5,049
-----------
164,992
-----------

(157,986)

(95,548)
25,130
-----------
$ (228,404)
===========

$ (226,120)
(2,284)
-----------
$ (228,404)
===========

$   13,979
-----------
13,979
-----------

72,228

50,058
6,762
6,028
-----------
135,076
-----------

(121,097)

(127,162)
22,429
-----------
$ (225,830)
===========

$ (223,572)
(2,258)
-----------
$ (225,830)
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

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership
Units

Number of Limited Partnership Units
Outstanding

$   16,934
-----------
16,934
-----------

64,836

61,853
18,331
4,325
-----------
149,345
-----------

(132,411)

(54,069)
19,636
-----------
$ (166,844)
===========

$ (165,176)
(1,668)
-----------
$ (166,844)
===========

$   (15.89)
===========

10,395
===========

$   16,981
-----------
16,981
-----------

65,061

41,794
13,851
4,983
-----------
125,689
-----------

(108,708)

(101,579)
16,843
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
 Amortization

  Total Expenses

Loss Before Equity in Income (Losses) of   Project Partnerships and Other Income

Equity in Income (Losses) of Project  Partnerships
Interest Income

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited
Partnership Units

Number of Limited Partnership Units
Outstanding

$   11,416
-----------
11,416
-----------

67,431

68,198
19,791
1,701
-----------
157,121
-----------

(145,705)

11,698
17,037
-----------
$  (116,970)
===========

$  (115,800)
(1,170)
-----------
$  (116,970)
===========

$    (11.60)
===========

9,980
===========

$   13,540
-----------
13,540
-----------

67,734

46,081
14,690
2,304
-----------
130,809
-----------

(117,269)

(43,185)
15,237
-----------
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

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership
Units

Number of Limited Partnership Units
Outstanding

$    3,837
-----------
3,837
-----------

37,131

38,064
11,221
1,782
-----------
88,198
-----------

(84,361)

(74,413)
11,704
-----------
$ (147,070)
===========

$ (145,599)
(1,471)
-----------
$ (147,070)
===========

$   (23.28)
===========

6,254
===========

$    5,413
-----------
5,413
-----------

37,284

25,720
8,472
2,313
-----------
73,789
-----------

(68,376)

(92,103)
9,822
-----------
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
-----------
1,380
-----------

25,365

23,790
8,069
3,575
-----------
60,799
-----------

(59,419)

(80,447)
10,558
-----------
$ (129,308)
===========

$ (128,015)
(1,293)
-----------
$ (129,308)
===========

$   (25.38)
===========

5,043
===========

$    2,830
-----------
2,830
-----------

25,416

16,075
5,975
3,435
-----------
50,901
-----------

(48,071)

(125,938)
9,801
-----------
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

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership
Units

Number of Limited Partnership Units
Outstanding

$    2,782
-----------
2,782
-----------

21,015

19,032
7,681
4,431
-----------
52,159
-----------

(49,377)

(91,094)
13,305
-----------
$ (127,166)
===========

$ (125,894)
(1,272)
-----------
$ (127,166)
===========

$   (24.56)
===========

5,127
===========

$    2,782
-----------
2,782
-----------

21,189

12,860
5,273
5,049
-----------
44,371
-----------

(41,589)

(73,087)
11,427
-----------
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

  Total Expenses

Loss Before Equity in Losses of Project
 Partnerships and Other Income

Equity in Losses of Project Partnerships
 Interest Income

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

$   36,349
-----------
36,349
-----------

215,778

210,937
65,093
15,814
-----------
507,622
-----------

(471,273)

(288,325)
72,240
-----------
$ (687,358)
===========

$ (680,484)
(6,874)
-----------
$ (687,358)
===========

$   41,546
-----------
41,546
-----------

216,684

142,530
48,261
18,084
-----------
425,559
-----------

(384,013)

(435,892)
63,130
-----------
$ (756,775)
===========

$ (749,208)
(7,567)
-----------
$ (756,775)
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004:
SERIES 7	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2004 Net Loss Balance at December 31, 2004 Balance at March 31, 2005 Net Loss Balance at December 31, 2005	$ 1,290,808 (191,510) ------------ $ 1,099,298 ============ $ 1,031,936 (165,176) ------------ $ 866,760 ============	$ (79,162) (1,934) ----------- $ (81,096) =========== $ (81,777) (1,668) ------------ $ (83,445) ============	$ 1,211,646 (193,444) ----------- $ 1,018,202 ============ $ 950,159 (166,844) ------------ $ 783,315 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004:
SERIES 8	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2004 Net Loss Balance at December 31, 2004 Balance at March 31, 2005 Net Loss Balance at December 31, 2005	$ 635,468 (143,765) ------------ $ 491,703 ============ $ 458,094 (115,800) ------------ $ 342,294 ============	$ (82,091) (1,452) ----------- $ (83,543) =========== $ (83,883) (1,170) ------------ $ (85,053) ============	$ 553,377 (145,217) ----------- $ 408,160 ============ $ 374,211 (116,970) ------------ $ 257,241 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004:
SERIES 9	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2004 Net Loss Balance at December 31, 2004 Balance at March 31, 2005 Net Loss Balance at December 31, 2005	$ 1,055,258 (149,150) ------------ $ 906,108 ============ $ 822,760 (145,599) ------------ $ 677,161 ============	$ (44,731) (1,507) ----------- $ (46,238) =========== $ (47,079) (1,471) ------------ $ (48,550) ============	$1,010,527 (150,657) ------------ $ 859,870 ============ $ 775,681 (147,070) ------------ $ 628,611 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004:
SERIES 10	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2004 Net Loss Balance at December 31, 2004 Balance at March 31, 2005 Net Loss Balance at December 31, 2005	$ 2,115,390 (162,566) ------------ $ 1,952,824 ============ $ 1,930,927 (128,015) ------------ $ 1,802,912 ============	$ (23,258) (1,642) ----------- $ (24,900) =========== $ (25,121) (1,293) ------------ $ (26,414) ============	$ 2,092,132 (164,208) ------------ $ 1,927,924 ============ $ 1,905,806 (129,308) ------------ $ 1,776,498 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004:
SERIES 11	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2004 Net Loss Balance at December 31, 2004 Balance at March 31, 2005 Net Loss Balance at December 31, 2005	$ 3,202,252 (102,217) ------------ $ 3,100,035 ============ $ 3,049,825 (125,894) ------------ $ 2,923,931 ============	$ (14,109) (1,032) ----------- $ (15,141) =========== $ (15,649) (1,272) ------------ $ (16,921) ============	$ 3,188,143 (103,249) ----------- $ 3,084,894 ============ $ 3,034,176 (127,166) ------------ $ 2,907,010 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004:
TOTAL SERIES 7 - 11	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2004 Net Loss Balance at December 31, 2004 Balance at March 31, 2005 Net Loss Balance at December 31, 2005	$ 8,299,176 (749,208) ------------ $ 7,549,968 ============ $ 7,293,542 (680,484) ------------ $ 6,613,058 ============	$ (243,351) (7,567) ----------- $ (250,918) =========== $ (253,509) (6,874) ------------ $ (260,383) ============	$ 8,055,825 (756,775) ----------- $ 7,299,050 ============ $ 7,040,033 (687,358) ------------ $ 6,352,675 ============

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
   Equity in Losses of Project Partnerships
   Distribution Income
   Changes in Operating Assets and Liabilities:
    Increase in Payable to General Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
 Distributions Received from Project
 Partnerships

     Net Cash Provided by Investing
     Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of
Year

Cash and Cash Equivalents at End of Period

	$ (166,844) 4,325 (12,068) 54,069 (16,934) 65,431 ---------- (72,021) ---------- 21,972 ---------- 21,972 ---------- (50,049) 383,342 ---------- $ 333,293 ===========	$ (193,444) 4,983 (14,937) 101,579 (16,731) 62,290 ---------- (56,260) ---------- 23,983 ---------- 23,983 ---------- (32,277) 343,873 ---------- $ 311,596 ===========

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
   Equity in (Income) Losses of Project
   Partnerships
   Distribution Income
   Changes in Operating Assets and Liabilities:
    Increase in Payable to General Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
 Distributions Received from Project
 Partnerships

     Net Cash Provided by Investing
     Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of
Year

Cash and Cash Equivalents at End of Period

	$ (116,970) 1,701 (10,826) (11,698) (11,416) 67,368 ---------- (81,841) ---------- 14,481 ---------- 14,481 ---------- (67,360) 325,662 ----------- $ 258,302 ===========	$ (145,217) 2,304 (13,364) 43,185 (13,540) 4,271 ---------- (122,361) ---------- 13,986 ---------- 13,986 ---------- (108,375) 373,899 ----------- $ 265,524 ===========

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
   Equity in Losses of Project Partnerships
   Distribution Income
   Changes in Operating Assets and Liabilities:
    Decrease in Accounts Receivable
    Increase in Payable to General Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships

     Net Cash Provided by Investing
     Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of
Year

Cash and Cash Equivalents at End of Period

	$ (147,070) 1,782 (7,256) 74,413 (3,837) 0 37,442 ---------- (44,526) ---------- 8,505 ---------- 8,505 ---------- (36,021) 229,897 ---------- $ 193,876 ===========	$ (150,657) 2,313 (8,532) 92,103 (5,413) 600 5,610 ---------- (63,976) ---------- 8,918 ---------- 8,918 ---------- (55,058) 248,902 ---------- $ 193,844 ===========

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
   Equity in Losses of Project Partnerships
   Distribution Income
   Changes in Operating Assets and Liabilities:
    Increase (Decrease) in Payable to General     Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships

     Net Cash Provided by Investing
     Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of
Year

Cash and Cash Equivalents at End of Period

	$ (129,308) 3,575 (7,753) 80,447 (1,380) 25,364 ---------- (29,055) ---------- 7,426 ---------- 7,426 ---------- (21,629) 142,638 ---------- $ 121,009 ===========	$ (164,208) 3,435 (8,678) 125,938 (2,830) (100,749) ---------- (147,092) ---------- 13,979 ---------- 13,979 ---------- (133,113) 247,847 ---------- $ 114,734 ===========

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
   Distribution Income
   Changes in Operating Assets and Liabilities:
    Decrease (Increase) in Accounts Receivable
    Increase (Decrease) in Payable to General     Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
   Distributions Received from Project
   Partnerships

     Net Cash Provided by Investing
     Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of
Year

Cash and Cash Equivalents at End of Period

	$ (127,166) 4,431 (9,271) 91,094 (2,782) 8,291 12,527 ---------- (22,876) ---------- 7,054 ---------- 7,054 ---------- (15,822) 199,931 ---------- $ 184,109 ===========	$ (103,249) 5,049 (10,391) 73,087 (2,782) (136,000) (7,927) ---------- (182,213) ---------- 15,066 ---------- 15,066 ---------- (167,147) 247,638 ---------- $ 80,491 ===========

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
   Distribution Income
   Changes in Operating Assets and Liabilities:
    Decrease (Increase) in Accounts Receivable
    Increase (Decrease) in Payable to General     Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
   Distributions Received from Project
   Partnerships

     Net Cash Provided by Investing
     Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of
Year

Cash and Cash Equivalents at End of Period

	$ (687,358) 15,814 (47,174) 288,325 (36,349) 8,291 208,132 ---------- (250,319) ---------- 59,438 ---------- 59,438 ---------- (190,881) 1,281,470 ---------- $1,090,589 ===========	$ (756,775) 18,084 (55,902) 435,892 (41,296) (135,400) (36,505) ---------- (571,902) ---------- 75,932 ---------- 75,932 ---------- (495,970) 1,462,159 ---------- $ 966,189 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005

NOTE 1 - ORGANIZATION:

   Gateway Tax Credit Fund III Ltd. ("Gateway"), a Florida Limited Partnership, was formed October 17, 1991 under the laws of Florida. Gateway offered its limited partnership interests in Series. The first Series for Gateway is Series 7. Operations commenced on July 16, 1992 for Series 7, January 4, 1993 for Series 8, September 30, 1993 for Series 9, January 21, 1994 for Series 10 and April 29, 1994 for Series 11. Each Series invests, as a limited partner, in other limited partnerships ("Project Partnerships"), each of which owns and operates apartment complexes eligible for Low-Income Housing Tax Credits ("Tax Credits"), provided for in Section 42 of the Internal Revenue Code of 1986. Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the Limited Partnership Agreement. As of December 31, 2005, Gateway had received capital contributions of $1,000 from the General Partners and $36,799,000 from the investor Limited Partners.

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

   As of December 31, 2005, Gateway determined that it held variable interests in 130 VIE's, which consist of Project Partnerships, which Gateway is not the primary beneficiary. Gateway's maximum exposure to loss as a result of its involvement with unconsolidated VIE's is limited to Gateway's recorded investments in and receivables from those VIE's, which is approximately $5,203,128 at December 31, 2005. Gateway may be subject to additional losses to the extent of any financial support that Gateway voluntarily provides to those Project Partnerships in the future.

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

NOTE 3 - INVESTMENT IN SECURITIES:

   The December 31, 2005 Balance Sheets include Investment in Securities consisting of U.S. Treasury Security Strips which represents their cost, plus accreted interest income of $140,513 for Series 7, $125,941 for Series 8, $84,332 for Series 9, $84,823 for Series 10 and $98,916 for Series 11.

	Estimated Market Value ----------	Cost Plus Accreted Interest --------------	Gross Unrealized Gains and (Losses) --------------
Series 7	$ 232,281	$ 224,839	$ 7,442
Series 8	219,844	213,501	6,343
Series 9	163,869	158,725	5,144
Series 10	157,297	149,954	7,343
Series 11	182,054	170,445	11,609

   As of December 31, 2005, the cost and accreted interest of debt securities by contractual maturities is as follows:
	Series 7 --------	Series 8 --------	Series 9 --------
Due within 1 year	$ 76,505	$ 71,497	$ 40,714
After 1 year through 5 years	148,334	142,004	118,011
	---------	---------	---------
Total Amount Carried on Balance Sheet	$ 224,839 =========	$ 213,501 =========	$ 158,725 =========

	Series 10 --------	Series 11 --------	Total --------
Due within 1 year	$ 31,055	$ 35,749	$ 255,520
After 1 year through 5 years	118,899	134,696	661,944
	---------	---------	---------
Total Amount Carried on Balance Sheet	$ 149,954 =========	$ 170,445 =========	$ 917,464 ==========

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

   For the nine months ended December 31, 2005 and 2004, the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

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

                           2005             2004
                          -----             -----
  Series 7              $ 64,836         $ 65,061
  Series 8                67,431           67,734
  Series 9                37,131           37,284
  Series 10               25,365           25,416
  Series 11               21,015            21,189
                        --------         --------
  Total                 $215,778         $216,684
                        ========          ========

   General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statement of Operations.

  Series 7             $  61,853        $  41,794
  Series 8                68,198           46,081
  Series 9                38,064           25,720
  Series 10               23,790           16,075
  Series 11               19,032           12,860
                        --------         --------
  Total                 $210,937          $142,530
                        ========         ========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of December 31, 2005, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 39 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:

SERIES 7	DECEMBER 31, 2005 -------------	MARCH 31, 2005 ------------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 7,732,089 (7,186,188) (239,053) ----------- 306,848 793,335 (197,960) ----------- $ 902,223 ============	$ 7,732,089 (7,132,119) (234,015) ----------- 365,955 793,335 (193,635) ----------- $ 965,655 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $4,575,379 for the period ended December 31, 2005 and cumulative suspended losses of $4,140,409 for the year ended March 31, 2005 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of December 31, 2005, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 43 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
SERIES 8	DECEMBER 31, 2005 ------------	MARCH 31, 2005 -------------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 7,586,105 (7,373,057) (174,578) ----------- 38,470 549,773 (120,150) ----------- $ 468,093 ===========	$ 7,586,105 (7,384,755) (171,513) ----------- 29,837 549,773 (118,449) ----------- $ 461,161 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $5,320,529 for the period ended December 31, 2005 and cumulative suspended losses of $4,846,424 for the year ended March 31, 2005 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of December 31, 2005, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 24 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
SERIES 9	DECEMBER 31, 2005 ------------	MARCH 31, 2005 -------------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 4,914,116 (4,232,785) (146,461) ----------- 534,870 244,087 (60,958) ----------- $ 717,999 ============	$ 4,914,116 (4,158,372) (141,793) ----------- 613,951 244,087 (59,176) ----------- $ 798,862 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $1,718,019 for the period ended December 31, 2005 and cumulative suspended losses of $1,528,748 for the year ended March 31, 2005 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of December 31, 2005, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 15 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
SERIES 10	DECEMBER 31, 2005 --------------	MARCH 31, 2005 -------------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 3,914,672 (2,287,814) (190,438) ----------- 1,436,420 196,738 (62,177) ----------- $ 1,570,981 ============	$ 3,914,672 (2,207,367) (184,392) ----------- 1,522,913 196,738 (58,602) ----------- $ 1,661,049 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $226,277 for the period ended December 31, 2005 and cumulative suspended losses of $205,788 for the year ended March 31, 2005 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of December 31, 2005, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 12 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
SERIES 11	DECEMBER 31, 2005 -------------	MARCH 31, 2005 -------------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 4,128,042 (1,598,695) (169,265) ----------- 2,360,082 290,335 (85,434) ----------- $ 2,564,983 ============	$ 4,128,042 (1,507,601) (164,993) ----------- 2,455,448 290,335 (81,003) ----------- $ 2,664,780 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $503,412 for the period December 31, 2005 and cumulative suspended losses of $372,590 for the year ended March 31, 2005 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   The following is a summary of Investments in Project Partnerships as of:
TOTAL SERIES 7 - 11	DECEMBER 31, 2005 -------------	MARCH 31, 2005 ------------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 28,275,024 (22,678,539) (919,795) ----------- 4,676,690 2,074,268 (526,679) ----------- $ 6,224,279 ============	$ 28,275,024 (22,390,214) (896,706) ------------ 4,988,104 2,074,268 (510,865) ------------ $ 6,551,507 =============

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 4,200,963
27,508,934
22,941
------------
$31,732,838
============

$   612,063
35,849,766
------------
36,461,829
------------

(4,418,046)
(310,945)
------------
(4,728,991)
------------
$31,732,838
============

$ 3,728,754
------------
2,526,726
574,218
1,121,789
------------
4,222,733
------------
$  (493,979)
============
$    (4,940)
============
$  (489,039)
434,970
------------
$   (54,069)
============

$ 3,935,960
28,828,646
19,448
------------
$32,784,054
============

$   625,720
36,002,235
------------
36,627,955
------------

(3,583,727)
(260,174)
------------
(3,843,901)
------------
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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Income (Losses) of Project Partnerships

$ 4,122,380
28,765,104
88,332
------------
$32,975,816
============

$ 1,002,600
37,745,148
------------
38,747,748
------------

(5,127,331)
(644,601)
------------
(5,771,932)
------------
$32,975,816
============

$ 3,706,048
------------
2,410,381
630,611
1,133,873
------------
4,174,865
------------
$  (468,817)
============
$    (6,410)
============
$  (462,407)
474,105
------------

$    11,698
============

$ 3,780,670
30,149,404
49,357
------------
$33,979,431
============

$   991,808
37,949,865
------------
38,941,673
------------

(4,307,429)
(654,813)
------------
(4,962,242)
------------
$33,979,431
============

$ 3,618,208
------------
2,338,094
648,733
1,183,519
------------
4,170,346
------------
$  (552,138)
============
$    (6,975)
============
$  (545,163)
501,978
------------

$   (43,185)
============

(1)  An affiliate of the General Partner is the operating general partner in one of the Project Partnerships included above. The Project Partnership's financial information for the periods ending September 2005 and September 2004 is as follows:
	September 2005	September 2004
Total Assets	$ 555,351	$ 586,496
Total Liabilities	821,619	822,874
Gateway Equity	(149,776)	(120,185)
Other Partner's Equity	(116,492)	(116,193)
Total Revenue	71,774	62,959
Net Loss	$ (21,349)	$ (15,064)

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 2,150,867
16,575,045
4,254
------------
$18,730,166
============

$   221,997
20,040,773
------------
20,262,770
------------

(1,224,161)
(308,443)
------------
(1,532,604)
------------
$18,730,166
============

$ 1,886,526
------------
1,239,414
323,936
589,523
------------
2,152,873
------------
$  (266,347)
============
$    (2,663)
============
$  (263,684)
189,271
------------
$   (74,413)
============

$ 1,993,172
17,307,966
3,774
------------
$19,304,912
============

$   193,710
20,142,793
------------
20,336,503
------------

(754,990)
(276,601)
------------
(1,031,591)
------------
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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 1,869,885
12,300,953
3,124
------------
$14,173,962
============

$   217,342
13,126,101
------------
13,343,443
------------

1,210,659
(380,140)
------------
830,519
------------
$14,173,962
============

$ 1,264,543
------------
830,943
184,065
352,236
------------
1,367,244
------------
$  (102,701)
============
$    (1,765)
============
$  (100,936)
20,489
------------
$   (80,447)
============

$ 1,760,688
12,664,446
1,938
------------
$14,427,072
============

$   217,644
13,161,837
------------
13,379,481
------------

1,386,151
(338,560)
------------
1,047,591
------------
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

SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners' Equity:
  Current liabilities
  Long-term debt

    Total liabilities

Partners' equity (deficit)
  Limited Partner
  General Partners

    Total Partners' equity

    Total liabilities and partners' equity

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net loss

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$   954,838
10,411,436
325,945
------------
$11,692,219
============

$   129,904
9,982,493
------------
10,112,397
------------

1,868,739
(288,917)
------------
1,579,822
------------
$11,692,219
============

$ 1,166,090
------------
857,233
163,328
382,935
------------
1,403,496
------------
$  (237,406)
============
$   (15,490)
============
$  (221,916)
130,822
------------
$   (91,094)
============

$ 1,180,607
10,883,001
190,875
------------
$12,254,483
============

$   173,542
10,099,725
------------
10,273,267
------------

2,219,290
(238,074)
------------
1,981,216
------------
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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 13,298,933
95,561,472
444,596
------------
$109,305,001
============

$  2,183,906
116,744,281
------------
118,928,187
------------

(7,690,140)
(1,933,046)
------------
(9,623,186)
------------
$109,305,001
============

$ 11,751,961
------------
7,864,697
1,876,158
3,580,356
------------
13,321,211
------------
$ (1,569,250)
============
$    (31,268)
============
$ (1,537,982)
1,249,657
------------
$   (288,325)
============

$ 12,651,097
99,833,463
265,392
------------
$112,749,952
============

$  2,202,424
117,356,455
------------
119,558,879
------------

(5,040,705)
(1,768,222)
------------
(6,808,927)
------------
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

   As disclosed on the statement of operations for each Series, interest income increased slightly from the nine and three months ended December 31, 2004 to the nine and three months ended December 31, 2005 due to an increase in interest rates throughout 2005. Equity in Losses of Project Partnerships for the nine months ended December 31, 2005 decreased from $435,892 for the nine months ended December 31, 2004 to $288,325 as a result of a greater increase in rental and other income when compared with the corresponding increase in total expenses, combined with an increase in suspended losses for the period. The General and Administrative Expenses - Other increased from $48,261 for the nine months ended December 31, 2004 to $65,093 as a result of timing differences of recording various expenses. However, for the three months ended December 31, 2005 and 2004, these expenses were more comparable. General and Administrative Expenses - General Partner was significantly higher due to increased administrative costs. Except as described above, there were no unusual variations in the operating results between these two periods.

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

   Series 7 - Gateway closed this series on October 16, 1992 after receiving $10,395,000 from 635 Limited Partner investors. Equity in Losses of Project Partnerships for the nine months ended December 31, 2005 decreased from $101,579 for the nine months ended December 31, 2004 to $54,069 due to a higher increase in rental revenue than related total costs combined with an increase in suspended losses. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. (These Project Partnerships reported depreciation and amortization of $1,099,942 and $1,121,789 for the nine months ended September 30, 2004 and 2005, respectively.) As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

   At December 31, 2005, the Series had $333,293 of short-term investments (Cash and Cash Equivalents). It also had $224,839 in Zero Coupon Treasuries with annual maturities providing $77,000 in fiscal year 2006 increasing to $86,000 in fiscal year 2008. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $166,844 for the nine months ended December 31, 2005. However, after adjusting for Equity in Losses of Project Partnerships of $54,069 and the changes in operating assets and liabilities, net cash used in operating activities was $72,021. Cash provided by investing activities totaled $21,972, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

   Series 8 - Gateway closed this Series on September 28, 1993 after receiving $9,980,000 from 664 Limited Partner investors. Equity in Losses of Project Partnerships for the nine months ended December 31, 2005 decreased from $43,185 for the nine months ended December 31, 2004 to income of $11,698 as a result of an increase in rental revenue. (These Project Partnerships reported depreciation and amortization of $1,183,519 and $1,133,873 for the nine months ended September 30, 2004 and 2005, respectively.) Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

   At December 31, 2005, the Series had $258,302 of short-term investments (Cash and Cash Equivalents). It also had $213,501 in Zero Coupon Treasuries with annual maturities providing $72,000 in fiscal year 2006 increasing to $82,000 in fiscal year 2008. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $116,970 for the nine months ended December 31, 2005. However, after adjusting for Equity in Income of Project Partnerships of $11,698 and the changes in operating assets and liabilities, net cash used in operating activities was $81,841. Cash provided by investing activities totaled $14,481, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

   Series 9 - Gateway closed this Series on December 31, 1993 after receiving $6,254,000 from 406 Limited Partner investors. Equity in Losses of Project Partnerships for the nine months ended December 31, 2005 decreased from $92,103 for the nine months ended December 31, 2004 to $74,413 as a result of an increase in suspended losses. (These Project Partnerships reported depreciation and amortization of $624,399 and $589,523 for the nine months ended September 30, 2004 and 2005, respectively.) Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

   At December 31, 2005, the Series had $193,876 of short-term investments (Cash and Cash Equivalents). It also had $158,725 in Zero Coupon Treasuries with annual maturities providing $41,000 in fiscal year 2006 increasing to $47,000 in fiscal year 2009. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $147,070 for the nine months ended December 31, 2005. However, after adjusting for Equity in Losses of Project Partnerships of $74,413 and the changes in operating assets and liabilities, net cash used in operating activities was $44,526. Cash provided by investing activities totaled $8,505, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

   Series 10 - Gateway closed this Series on January 21, 1994 after receiving $5,043,000 from 325 Limited Partner investors. Equity in Losses of Project Partnerships for the nine months ended December 31, 2005 decreased from $125,938 for the nine months ended December 31, 2004 to $80,447 as a result of an increase in rental revenue combined with a decrease in total costs. (These Project Partnerships reported depreciation and amortization of $372,455 and $352,236 for the nine months ended September 30, 2004 and 2005, respectively.) Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

   At December 31, 2005, the Series had $121,009 of short-term investments (Cash and Cash Equivalents). It also had $149,954 in Zero Coupon Treasuries with annual maturities providing $31,000 in fiscal year 2006 increasing to $40,000 in fiscal year 2010. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $129,308 for the nine months ended December 31, 2005. However, after adjusting for Equity in Losses of Project Partnerships of $80,447 and the changes in operating assets and liabilities, net cash used in operating activities was $29,055. Cash provided by investing activities totaled $7,426, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

   Series 11 - Gateway closed this Series on April 29, 1994 after receiving $5,127,000 from 330 Limited investors. Equity in Losses of Project Partnerships for the nine months ended December 31, 2005 increased from $73,087 for the nine months ended December 31, 2004 to $91,094 as a result of an increase in operating expenses of the Project Partnerships, partially offset by an increase in suspended losses. (These Project Partnerships reported depreciation and amortization of $386,514 and $382,935 for the nine months ended September 30, 2004 and 2005, respectively.) Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

   At December 31, 2005, the Series had $184,109 of short-term investments (Cash and Cash Equivalents). It also had $170,445 in Zero Coupon Treasuries with annual maturities providing $36,000 in fiscal year 2006 increasing to $44,000 in fiscal year 2010. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $127,166 for the nine months ended December 31, 2005. However, after adjusting for Equity in Losses of Project Partnerships of $91,094 and the changes in operating assets and liabilities, net cash used in operating activities was $22,876. Cash provided by investing activities totaled $7,054, consisting of cash distributions from Project Partnerships. There were no unusual events or trends to describe.

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

   Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate those properties. The Partnership's objective is to maximize the investors' return wherever possible and, ultimately, to wind down those project partnerships that no longer provide tax benefits to investors.

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

                   GATEWAY TAX CREDIT FUND III, LTD.
                 (A Florida Limited Partnership)
                          By: Raymond James Tax Credit Funds, Inc.

Date: February 14, 2006           By:/s/ Ronald M. Diner
                                  Ronald M. Diner
                                  President

Date: February 14, 2006           By:/s/ Jonathan Oorlog
                                  Jonathan Oorlog
                                  Vice President and Chief Financial Officer

Date: February 14, 2006           By:/s/ Sandra Humphreys
                                  Sandra Humphreys
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

Date: February 14, 2006           By:/s/ Ronald M. Diner
                                  Ronald M. Diner
                                  President

EXHIBIT 31.2

CERTIFICATIONS*

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

Date: February 14, 2006           By:/s/ Jonathan Oorlog
                                  Jonathan Oorlog
                                  Vice President and Chief Financial Officer