Form 10-K
period 2006-03-31
GATEWAY TAX CREDIT FUND III LTD
filed 2006-07-17
CIK 881716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

(Mark One)

FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the fiscal year ended                 March 31, 2006

                                            or

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15[d] OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

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
Title of Each Class:  Beneficial Assignee Certificates

                                                Number of Record Holders
  Title of Each Class                                 March 31, 2006
Limited Partnership Interest                               2,518
General Partner Interest                                       2

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                          YES                NO   X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                          YES                NO   X

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the
Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                          YES   X            NO

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.    X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer     Accelerated filer     Non-accelerated filer  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)          Yes    X    No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants most recently completed second fiscal quarter.

      There is no market for the Registrants Limited Partnership interests.

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

   Gateway is engaged in only one industry segment, to acquire limited partnership interests in unaffiliated limited partnerships ("Project Partnerships"), each of which owns and operates one or more apartment complexes eligible for Low-Income Housing Tax Credits under Section 42 of the Internal Revenue Code ("Tax Credits"), received over a ten year period. Subject to certain limitations, Tax Credits may be used by Gateway's investors to reduce their income tax liability generated from other income sources. Gateway will terminate on December 31, 2040, or sooner, in accordance with the terms of its Limited Partnership Agreement. As of March 31, 2006, Gateway received capital contributions of $1,000 from the General Partners and from the Limited Partners, $10,395,000 in Series 7, $9,980,000 from Series 8, $6,254,000 from Series 9, $5,043,000 from Series 10 and $5,127,000 from Series 11.

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

   As of March 31, 2006, Gateway had invested in 133 Project Partnerships in total. Project Partnership investments by Series are as follows: 39 Project Partnerships for Series 7, 43 Project Partnerships for Series 8, 24 Project Partnerships for Series 9, 15 Project Partnerships for Series 10 and 12 Project Partnerships for Series 11. Gateway acquired its interests in these properties by becoming a limited partner in the Project Partnerships that own the properties. The primary source of funds for each series is the capital contributions from Limited Partner investors.

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

 2) Preserve and protect the capital of each Series;

   The investment objectives and policies of Gateway are described in detail on pages 39 through 47 of the Prospectus, as supplemented, under the caption "Investment Objectives and Policies" which is incorporated herein by reference.

   Gateway's goal is to invest in a diversified portfolio of Project Partnerships located in rural and suburban locations with a high demand for low income housing. As of March 31, 2006 each Series' investor capital contributions were successfully invested in Project Partnerships which met the investment criteria. Management anticipates that competition for tenants will only be with other low income housing projects and not with conventionally financed housing. With a significant number of rural American households living below the poverty level in substandard housing, management believes there will be a continuing demand for affordable low income housing for the foreseeable future.

   Gateway has no direct employees. Services are performed by the Managing General Partner and its affiliates and by agents retained by it. The Managing General Partner has full and exclusive discretion in management and control of Gateway.

Item 1A.  Risk Factors

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

Item 1B.  Unresolved Staff Comments.

     None.

Item 2.  Properties

   Gateway owns a majority interest in properties through its limited partnership investments in Project Partnerships. The largest single net investment as of March 31, 2006 in a Project Partnership in Series 7 is 1.3% of the Series' total balance sheet assets, Series 8 is 0.4%, Series 9 is 1.3%, Series 10 is 3.6% and Series 11 is 7.7%. The following table provides certain summary information regarding the Project Partnerships in which Gateway had an interest as of December 31, 2005:

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

724,630

1,000,186

2,636,346

1,645,556

1,041,380

988,252

1,461,449

1,755,298

1,028,582

932,540

1,474,901

819,325

1,009,647

900,526

1,744,840

808,475

822,966

1,339,143

1,052,945

1,474,198

890,402

1,342,015

1,831,983

1,573,635

1,166,234

1,518,537

479,661

920,682

1,638,285

1,437,907

1,832,532

965,445

957,360

623,304

1,011,684

835,334

828,505

991,547

785,240

100% 96% 100% 100% 92% 67% 100% 100% 100% 96% 100% 100% 93% 100% 98% 96% 100% 98% 92% 100% 96% 98% 100% 100% 100% 100% 100% 100% 94% 100% 80% 92% 100% 100% 96% 96% 100% 100% 94%
		----		-----------
		1,195		46,291,477
		====		===========

An average effective rental per unit is $4,119 per year ($343 per month).

Item 2 - Properties (continued):

SERIES 8
PARTNERSHIP -----------	LOCATION OF PROPERTY -----------	# OF UNIT -----	DATE ACQUIRED --------	PROPERTY COST --------	OCCU- PANCY RATE ------

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

Russellville, KY

Tuskegee, AL

Cottondale, FL

16 24 24 24 24 32 24 36 24 24 28 16 24 24 24 24 25 24 16 16 32 16 29 44 44 33 20 34 24 24 46 64 36 30 16 24 32 36 41 24 24 36 25

12/92

12/92

1/93

1/93

1/93

1/93

1/93

3/93

3/93

3/93

3/93

4/93

5/93

5/93

5/93

6/93

5/93

6/93

6/93

6/93

6/93

6/93

8/93

9/93

9/93

9/93

9/93

9/93

9/93

9/93

9/93

9/93

10/93

10/93

10/93

10/93

10/93

10/93

10/93

10/93

11/93

12/93

1/94

595,683

802,782

787,859

892,598

812,853

1,316,568

1,025,016

1,321,039

758,489

948,824

932,120

569,153

942,104

926,274

826,389

883,990

1,133,150

902,785

729,735

782,661

1,189,817

1,168,437

994,717

1,529,792

1,817,253

1,358,100

829,848

1,428,001

831,492

1,140,474

1,781,759

2,748,046

1,340,968

1,577,073

697,695

1,090,097

1,177,691

1,355,684

1,659,514

924,701

951,730

1,429,748

948,319

94% 100% 96% 96% 92% 100% 100% 72% 96% 88% 89% 100% 92% 88% 88% 88% 100% 100% 100% 94% 94% 63% 100% 98% 80% 97% 100% 97% 100% 100% 91% 100% 100% 93% 94% 96% 100% 100% 98% 100% 96% 97% 96%
		-----		----------
		1,207		47,861,028
		=====		==========

An average effective rental per unit is $3,984 per year ($332 per month).

Item 2 - Properties (continued):

SERIES 9
PARTNERSHIP -----------	LOCATION OF PROPERTY -----------	# OF UNIT -----	DATE ACQUIRED --------	PROPERTY COST --------	OCCU-PANCY RATE ------

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

810,597

770,939

587,132

918,358

1,806,434

1,407,304

1,196,796

1,236,794

743,296

904,325

1,079,806

983,315

1,419,713

1,844,665

1,055,632

1,008,022

1,001,158

781,898

1,006,295

1,137,336

984,410

978,195

1,712,081

735,614

100% 100% 94% 100% 98% 100% 100% 88% 100% 96% 83% 96% 92% 95% 100% 100% 100% 100% 92% 88% 100% 96% 100% 100%
		-----		-----------
		624		26,110,115
		=====		===========

An average effective rental per unit is $3,962 per year ($330 per month).

Item 2 - Properties (continued):

SERIES 10
PARTNERSHIP -----------	LOCATION OF PROPERTY -----------	# OF UNIT -----	DATE ACQUIRED --------	PROPERTY COST --------	OCCU-PANCY RATE ------
Redstone Albany Oak Terrace Wellshill Applegate Heatherwood Peachtree Donna Wellsville Tecumseh Clay City Irvine West New Castle Stigler Courtyard	Challis, ID Albany, KY Bonifay, FL West Liberty, KY Florence, AL Alexander, AL Gaffney, SC Donna, TX Wellsville, NY Tecumseh, NE Clay City, KY Irvine, KY New Castle, KY Stigler, OK Huron, SD	24 24 18 32 36 36 28 50 24 24 24 24 24 20 21	11/93 1/94 1/94 1/94 2/94 2/94 3/94 1/94 2/94 4/94 5/94 5/94 5/94 7/94 8/94	1,159,227 1,042,529 664,480 1,350,944 1,855,885 1,642,814 1,100,996 1,778,667 1,406,344 1,137,261 1,039,008 1,097,187 1,023,606 754,056 779,684	88% 100% 100% 100% 97% 100% 100% 96% 92% 79% 100% 100% 96% 100% 100%
		----		----------
		409		17,832,688
		====		==========

An average effective rental per unit is $4,005 per year ($334 per month).

Item 2 - Properties (continued):

SERIES 11
PARTNERSHIP -----------	LOCATION OF PROPERTY -----------	# OF UNIT -----	DATE ACQUIRED --------	PROPERTY COST --------	OCCU-PANCY RATE ------
Homestead Mountain Oak Eloy Gila Bend Creekstone Tifton Cass Towne Warsaw Royston Red Bud Cardinal Parsons	Pinetop, AZ Collinsville, AL Eloy, AZ Gila Bend, AZ Dallas, GA Tifton, GA Cartersville, GA Warsaw, VA Royston, GA Mokane, MO Mountain Home, AR Parsons, KS	32 24 24 36 40 36 10 56 25 8 32 38	9/94 9/94 11/94 11/94 12/94 12/94 12/94 12/94 12/94 12/94 12/94 12/94	1,811,390 894,455 1,005,245 1,375,267 2,008,604 1,706,886 329,405 3,403,377 935,159 301,564 512,292 1,379,312	97% 71% 88% 69% 93% 97% 100% 100% 100% 88% 94% 74%
		----		-----------
		361		15,662,956
		====		===========

An average effective rental per unit is $4,273 per year ($356 per month).

Item 2 - Properties (continued):

A summary of the book value of the fixed assets of the properties at December 31, 2005, 2004 and 2003 is as follows:

12/31/05
	SERIES 7	SERIES 8	SERIES 9
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum. Depreciation Properties, Net	$ 1,635,366 391,926 42,278,279 1,985,906 0 ----------- 46,291,477 19,022,427 ----------- $27,269,050 ===========	$ 1,978,809 424,067 43,481,828 1,976,324 0 ----------- 47,861,028 19,218,334 ----------- $28,642,694 ==========	$ 1,099,659 207,602 23,676,553 1,126,301 0 ----------- 26,110,115 9,640,414 ----------- $16,469,701 ===========

	SERIES 10	SERIES 11	TOTAL
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum. Depreciation Properties, Net	$ 648,625 94,649 16,425,612 663,802 0 ----------- 17,832,688 5,569,061 ----------- $12,263,627 ===========	$ 599,197 22,242 14,415,086 626,431 0 ----------- 15,662,956 5,314,654 ----------- $10,348,302 ===========	$ 5,961,656 1,140,486 140,277,358 6,378,764 0 ------------ 153,758,264 58,764,890 ------------ $ 94,993,374 ============

              12/31/04
	SERIES 7	SERIES 8	SERIES 9
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum. Depreciation Properties, Net	$ 1,632,366 387,220 42,243,157 1,920,573 0 ----------- 46,183,316 17,552,593 ----------- $28,630,723 ===========	$ 1,978,809 416,985 43,408,843 1,915,791 0 ----------- 47,720,428 17,821,451 ----------- $29,898,977 ===========	$ 1,099,659 191,080 23,642,433 1,096,825 6,866 ----------- 26,036,863 8,872,295 ----------- $17,164,568 ===========

	SERIES 10	SERIES 11	TOTAL
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum. Depreciation Properties, Net	$ 648,625 94,649 16,376,552 636,585 0 ----------- 17,756,411 5,103,348 ----------- $12,653,063 ===========	$ 599,197 18,163 14,401,963 584,385 0 ----------- 15,603,708 4,809,337 ----------- $10,794,371 ===========	$ 5,958,656 1,108,097 140,072,948 6,154,159 6,866 ------------ 153,300,726 54,159,024 ------------ $ 99,141,702 ============

            12/31/03
	SERIES 7	SERIES 8	SERIES 9
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum. Depreciation Properties, Net	$ 1,725,382 230,375 42,171,835 1,863,080 0 ----------- 45,990,672 16,066,571 ----------- $29,924,101 ===========	$ 1,978,809 458,457 43,376,314 1,837,939 0 ----------- 47,651,519 16,318,595 ----------- $31,332,924 ===========	$ 1,099,659 191,080 23,642,954 1,080,527 6,866 ----------- 26,021,086 8,088,865 ----------- $17,932,221 ===========

	SERIES 10	SERIES 11	TOTAL
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum. Depreciation Properties, Net	$ 648,625 62,866 16,354,880 607,108 0 ----------- 17,673,479 4,636,704 ----------- $13,036,775 ===========	$ 599,197 18,163 14,394,066 560,216 0 ----------- 15,571,642 4,302,127 ----------- $11,269,515 ===========	$ 6,051,672 960,941 139,940,049 5,948,870 6,866 ------------ 152,908,398 49,412,862 ------------ $103,495,536 ============

Item 3.  Legal Proceedings

   Gateway is not a party to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

   As of March 31, 2006, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

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

   (b)   Approximate Number of Equity Security Holders:

                                               Number of Holders
     Title of Class                           as of March 31, 2006
Limited Partner Interest                              2,518
General Partner Interest                                  2

Item 6.  Selected Financial Data

FOR THE YEARS ENDED MARCH 31,
SERIES 7	2006 ----	2005 ----	2004 ----	2003 ----	2002 ----
Total Revenues	$ 21,470	$ 24,233	$ 14,725	$ 23,088	$ 24,734
Net Loss	(467,796)	(261,487)	(261,362)	(233,056)	(390,210)
Equity in Losses of Project Partnerships	(92,380)	(139,599)	(130,277)	(137,118)	(317,296)
Total Assets	1,186,879	1,561,768	1,737,330	1,979,828	2,171,233
Investments In Project Partnerships	641,745	965,655	1,127,941	1,278,834	1,436,847
Per Weighted Average Limited Partnership Unit: (A) Tax Credits Portfolio Income Passive Loss	8.05 6.16 (100.77)	21.36 4.56 (109.79)	92.87 5.38 (121.02)	163.08 6.94 (113.17)	163.08 11.28 (129.83)
Net Loss	(44.55)	(24.90)	(24.89)	(22.20)	(37.16)

FOR THE YEARS ENDED MARCH 31,
SERIES 8	2006 ----	2005 ----	2004 ----	2003 ----	2002 ----
Total Revenues	$ 16,963	$ 16,447	$ 20,098	$ 19,195	$ 10,297
Net Loss	(216,489)	(179,166)	(176,442)	(193,325)	(365,765)
Equity in Losses of Project Partnerships	(29,928)	(41,395)	(39,434)	(82,830)	(272,241)
Total Assets	893,391	1,013,718	1,163,295	1,305,623	1,442,531
Investments In Project Partnerships	415,344	461,161	512,795	560,231	654,569
Per Weighted Average Limited Partnership Unit: (A) Tax Credits Portfolio Income Passive Loss	16.92 7.30 (110.88)	56.12 5.23 (121.46)	140.61 5.04 (127.45)	162.03 7.29 (125.60)	162.38 11.09 (142.75)
Net Loss	(21.48)	(17.77)	(17.50)	(19.18)	(36.28)

FOR THE YEARS ENDED MARCH 31,
SERIES 9	2006 ----	2005 ----	2004 ----	2003 ----	2002 ----
Total Revenues	$ 4,437	$ 7,752	$ 4,246	$ 4,433	$ 4,800
Net Loss	(341,082)	(234,846)	(311,941)	(346,402)	(407,619)
Equity in Losses of Project Partnerships	(101,726)	(157,684)	(230,291)	(279,770)	(355,237)
Total Assets	893,314	1,180,228	1,395,878	1,676,155	1,982,691
Investments In Project Partnerships	550,442	798,862	967,040	1,211,933	1,506,444
Per Weighted Average Limited Partnership Unit: (A) Tax Credits Portfolio Income Passive Loss	6.34 5.41 (90.51)	102.00 3.98 (105.86)	153.39 4.44 (112.92)	154.93 6.10 (127.50)	154.93 9.42 (136.20)
Net Loss	(53.99)	(37.18)	(49.38)	(54.84)	(64.53)

FOR THE YEARS ENDED MARCH 31,
SERIES 10	2006 ----	2005 ----	2004 ----	2003 ----	2002 ----
Total Revenues	$ 2,561	$ 2,511	$ 1,932	$ 750	$ 0
Net Loss	(355,932)	(186,236)	(228,743)	(246,694)	(227,243)
Equity in Losses of Project Partnerships	(111,553)	(133,597)	(175,628)	(201,773)	(191,862)
Total Assets	1,626,672	1,945,888	2,223,393	2,442,508	2,674,512
Investments In Project Partnerships	1,360,959	1,661,049	1,815,475	2,014,742	2,232,728
Per Weighted Average Limited Partnership Unit: (A) Tax Credits Portfolio Income Passive Loss	9.58 7.55 (90.73)	106.09 6.36 (111.19)	151.14 6.94 (89.01)	151.14 8.34 (93.89)	151.14 10.98 (96.98)
Net Loss	(69.87)	(36.58)	(44.91)	(48.43)	(44.61)

FOR THE YEARS ENDED MARCH 31,
SERIES 11	2006 ----	2005 ----	2004 ----	2003 ----	2002 ----
Total Revenues	$ 3,382	$ 2,783	$ 2,182	$ 0	$ 0
Net Loss	(776,165)	(153,967)	(143,577)	(207,311)	(209,234)
Equity in Losses of Project Partnerships	(96,562)	(112,606)	(101,608)	(169,857)	(180,099)
Total Assets	2,271,082	3,034,176	3,228,629	3,377,050	3,590,467
Investments In Project Partnerships	1,926,349	2,664,780	2,799,412	2,914,130	3,111,560
Per Weighted Average Limited Partnership Unit: (A) Tax Credits Portfolio Income Passive Loss	110.21 5.75 (52.47)	145.72 4.33 (99.03)	147.19 4.71 (75.39)	147.20 6.21 (61.45)	147.20 10.16 (56.98)
Net Loss	(149.87)	(29.73)	(27.72)	(40.03)	(40.40)
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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

   This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

   The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, Gateway expects that it will incur higher expenses related to compliance.

Results of Operations, Liquidity and Capital Resources

   Operations commenced on July 16, 1992 with the first admission of Limited Partners in Series 7. The proceeds from Limited Partner investors' capital contributions available for investment are used to acquire interests in Project Partnerships.

   As disclosed on the statement of operations for each Series, except as described below, interest income is comparable for the years ended March 31, 2006, March 31, 2005 and March 31, 2004.

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

   Series 7 - Gateway closed this series on October 16, 1992 after receiving $10,395,000 from 635 Limited Partner investors. As of March 31, 2006, the series had invested $7,732,089 in 39 Project Partnerships located in 14 states containing 1,195 apartment units. Average occupancy of the Project Partnerships was 96% at December 31, 2005.

   Equity in losses of Project Partnerships for the year ended March 31, 2006 of $92,380 were $47,219 less than the Equity in Losses of Project Partnerships for the year ended March 31, 2005 which amounted to $139,599. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. (These Project Partnerships reported depreciation and amortization of $1,489,791, $1,494,903 and $1,472,897 for the periods ended December 31, 2004, 2005 and 2006, respectively.) As a result, management expects that this Series, as well as the Series described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. For the fiscal year ended March 31, 2006, impairment expense of $193,195 was recognized. There was no impairment expense in either fiscal year 2005 or fiscal year 2004. Overall management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

   At March 31, 2006, the Series had $394,030 of short-term investments (Cash and Cash Equivalents). It also had $151,104 in Zero Coupon Treasuries with annual maturities providing $77,000 in fiscal year 2006 increasing to $86,000 in fiscal year 2008. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $467,796 for the year ending March 31, 2006. However, after adjusting for Equity in Losses of Project Partnerships of $92,380 and the changes in operating assets and liabilities, net cash used in operating activities was $95,514. Cash provided by investing activities totaled $106,202 consisting of $29,202 in cash distributions from the Project Partnerships and $77,000 from matured Zero Coupon Treasuries.

Series 8 - Gateway closed this Series on June 28, 1993 after receiving $9,980,000 from 664 Limited Partner investors. As of March 31, 2006, the series had invested $7,586,105 in 43 Project Partnerships located in 18 states containing 1,207 apartment units. Average occupancy of the Project Partnerships was 93% at December 31, 2005.

   Equity in losses of Project Partnerships for the year ended March 31, 2006 of $29,928 were $11,467 less than the Equity in Losses of Project Partnerships for the year ended March 31, 2005 which amounted to $41,395. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. (These Project Partnerships reported depreciation and amortization of $1,525,330, $1,512,305, and $1,485,669 for the periods ended December 31, 2003, 2004 and 2005, respectively.) Overall management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

   At March 31, 2006, the Series had $309,318 of short-term investments (Cash and Cash Equivalents). It also had $144,509 in Zero Coupon Treasuries with annual maturities providing $77,000 in fiscal year 2006 increasing to $82,000 in fiscal year 2008. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $216,489 for the year ending March 31, 2006. However, after adjusting for Equity in Losses of Project Partnerships of $29,928 and the changes in operating assets and liabilities, net cash used in operating activities was $108,372. Cash provided by investing activities totaled $92,028 consisting of $20,029 received in cash distributions from the Project Partnerships and $71,999 from matured Zero Coupon Treasuries. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   Series 9 - Gateway closed this Series on September 30, 1993 after receiving $6,254,000 from 406 Limited Partner investors. As of March 31, 2006, the series had invested $4,914,116 in 24 Project Partnerships located in 11 states containing 624 apartment units. Average occupancy of the Project Partnerships was 96% at December 31, 2005.

   The Equity in Losses of Project Partnerships decreased from $230,291 for the year ended March 31, 2004 to $157,684 for the year ended March 31, 2005 to $101,726 for the year ended March 31, 2006. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. (These Project Partnerships reported depreciation and amortization of $792,503, $786,226 and $767,851 or the years ended December 31, 2003, 2004 and 2005, respectively.) Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. For the fiscal year ended March 31, 2006, impairment expense of $127,532 was recognized. There was no impairment expense in either fiscal year 2005 or fiscal year 2004. Overall management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

   At March 31, 2006, the Series had $222,993 of short-term investments (Cash and Cash Equivalents). It also had $119,879 in Zero Coupon Treasuries with annual maturities providing $43,000 in fiscal year 2006 increasing to $47,000 in fiscal year 2009. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $341,082 for the period ending March 31, 2006. After adjusting for Equity in Losses of Project Partnerships of $101,726 and the changes in operating assets and liabilities, net cash used in operating activities was $59,309. Cash provided by investing activities totaled $52,405 consisting of $11,405 received in cash distributions from the Project Partnerships and $41,000 from matured Zero Coupon Treasuries. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   Series 10 - Gateway closed this Series on January 21, 1994 after receiving $5,043,000 from 325 Limited Partner investors. As of March 31, 2006, the series had invested $3,914,672 in 15 Project Partnerships located in 10 states containing 409 apartment units. Average occupancy of the Project Partnerships was 96% at December 31, 2005.

   The Equity in Losses of Project Partnerships decreased from $133,597 for the year ended March 31, 2005 to $111,553 for the year ended March 31, 2006 as a result of not including losses of $140,284, as these losses would reduce the investment in certain Project Partnerships below zero. Equity in Losses of Project Partnerships decreased from $175,628 for the year ended March 31, 2004 to $133,597 for the year ended March 31, 2005 primarily as a result of not including losses of $73,357, as these losses would reduce the investment in certain Project Partnerships below zero. (These Project Partnerships reported depreciation and amortization of $465,268, $469,719 and $466,542 for the years ended December 31, 2003, 2004, and 2005 respectively.) Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. For the fiscal year ended March 31, 2006, impairment expense of $156,694 was recognized. There was no impairment expense in either fiscal year 2005 or fiscal year 2004. Overall management believes the Project Partnerships are operating as expected and are generating tax credits, which meet projections.

   At March 31, 2006, the Series had $144,697 of short-term investments (Cash and Cash Equivalents). It also had $121,016 in Zero Coupon Treasuries with annual maturities providing $32,000 in fiscal year 2006 increasing to $40,000 in fiscal year 2010. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had net loss of $355,932 for the year ending March 31, 2006. After adjusting for Equity in Losses of Project Partnerships of $111,553 and the changes in operating assets and liabilities, net cash used in operating activities was $38,646. Cash provided by investing activities totaled $40,705 consisting of $9,703 received in cash distributions from the Project Partnerships and $31,002 from matured Zero Coupon Treasuries. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   Series 11 - Gateway closed this Series on April 29, 1994 after receiving $5,127,000 from 330 Limited investors. As of March 31, 2006 the series had invested $4,128,042 in 12 Project Partnerships located in 7 states containing 361 apartment units. Average occupancy of the Project Partnerships was 89% at December 31, 2005.

   Equity in losses of Project Partnerships were comparable for the years ended March 31, 2004, 2005 and 2006. (These Project Partnerships reported depreciation and amortization of $530,705, $511,998 and $506,550 for the periods ended December 31, 2003, 2004 and 2005.) Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. For the fiscal year ended March 31, 2006, impairment expense of $600,802 was recognized. There was no impairment expense in either fiscal year 2005 or fiscal year 2004. Overall management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

   At March 31, 2006, the Series had $207,490 of short-term investments (Cash and Cash Equivalents). It also had $137,243 in Zero Coupon Treasuries with annual maturities providing $38,000 in fiscal year 2006 increasing to $44,000 in fiscal year 2010. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had net loss of $776,165 for the year ending March 31, 2006. After adjusting for Equity in Losses of Project Partnerships of $96,562 and the changes in operating assets and liabilities, net cash used in operating activities was $39,396. Cash provided by investing activities totaled $46,955 consisting of $36,001 from matured Zero Coupon Treasuries and $10,954 received in cash distributions from Project Partnerships. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

Disclosure of Contractual Obligations
		Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations
Capital Lease Obligations
Operating Lease Obligations
Purchase Obligations
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	1,988,769(1)	186,265	79,439	56,577	1,666,488

(1)  The Other Long-Term Liabilities represent the asset management fees owed to the General Partners as of March 31, 2006. It is unsecured, due on demand and, in accordance with the limited partnership agreement, non-interest bearing. As referred to in Note 4, the Managing General Partner does not intend to demand payment of the portion of this balance reflected as due in greater than one year within the next 12 months.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

     As a small business issuer, no information is required.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 To the Partners of Gateway Tax Credit Fund III Ltd.

   We have audited the accompanying balance sheet of Gateway Tax Credit Fund III Ltd. (a Florida Limited Partnership) as of March 31, 2006 and the related statements of operations, partners' equity (deficit), and cash flows for the year ended March 31, 2006. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of certain Project Partnerships for which $1,075,284 of net investment is included in these financial statements as of March 31, 2006 and for which net losses of $64,475 are included in these financial statements for the year ended March 31, 2006. Those financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such underlying partnerships, is based solely on the reports of the other auditors. The financial statements of Gateway Tax Credit Fund III, Ltd. as of March 31, 2005 and for each of the two years in the period ended March 31, 2005, were audited by other auditors whose report dated September 8, 2005, expressed an unqualified opinion on those statements.

   We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of other auditors provide a reasonable basis for our opinion.

   In our opinion, based on our audit and the reports of other auditors, the 2006 financial statements referred to above present fairly, in all material respects, the financial position of Gateway Tax Credit Fund III Ltd. at March 31, 2006, and the results of its operations and its cash flows for the year ended March 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

   Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed under Item 15(a)(2) in the index are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, based on our audit and the reports of other auditors, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                         /s/ Reznick Group, P.C.
                                         REZNICK GROUP, P.C.

Atlanta, Georgia
July 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Gateway Tax Credit Fund III Ltd.

   We have audited the accompanying balance sheet of each of the five Series (Series 7 through 11) constituting Gateway Tax Credit Fund III Ltd. (a Florida Limited Partnership) as of March 31, 2005 and the related statements of operations, partners' equity (deficit), and cash flows of each of the five Series for the years ended March 31, 2005 and March 31, 2004, respectively. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Project Partnerships for which the net investments included on the balance sheet as of March 31, 2005 and net losses included on the statements of operations for the years ended March 31, 2005 and March 31, 2004 are:
	Net Investment March 31, ---------	Partnership Loss Year Ended March 31, ---------------------
	2005 ----	2005 ----	2004 ----
Series 7	$ 0	$ 0	$ 0
Series 8	48,806	19,399	14,306
Series 9	378,066	55,286	79,085
Series 10	1,021,150	42,327	54,001
Series 11	0	0	6,540

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

   In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of each of the five Series (Series 7 through 11) constituting Gateway Tax Credit Fund III Ltd. as of March 31, 2005 and the results of their operations and their cash flows for the years ended March 31, 2005 and March 31, 2004, respectively, in conformity with accounting principles generally accepted in the United States of America.

                                         /s/ Spence, Marston, Bunch, Morris & Co.
                                         SPENCE, MARSTON, BUNCH, MORRIS & CO.
                                         Certified Public Accountants

Clearwater, Florida
September 8, 2005

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEET
MARCH 31, 2006 AND 2005
SERIES 7	2006 ----	2005 ----

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long Term Liabilities:
 Payable to General Partners

Partners' Equity (deficit):
Limited Partners (10,395 units for Series 7
at March 31, 2006 and 2005)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  394,030
76,135
-----------
470,165

74,969
641,745
-----------
$1,186,879
===========

$   60,090
-----------
60,090
-----------

644,426
-----------

568,818
(86,455)
-----------
482,363
-----------
$1,186,879
===========

$  383,342
72,445
-----------
455,787

140,326
965,655
-----------
$1,561,768
===========

$   53,630
-----------
53,630
-----------

557,979
-----------

1,031,936
(81,777)
-----------
950,159
-----------
$1,561,768
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEET
MARCH 31, 2006 AND 2005
SERIES 8	2006 ----	2005 ----

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities
 Accounts Receivable

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long Term Liabilities:
 Payable to General Partners

Partners' Equity (deficit):
Limited Partners (9,980 units for Series 8
at March 31, 2006 and 2005)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$ 309,318
72,553
24,220
----------
406,091

71,956
415,344
---------$  893,391
==========

$  51,363
----------
51,363
----------

684,306
----------

243,770
(86,048)
----------
157,722
----------
$  893,391
===========

$ 325,662
67,927
24,220
---------
417,809

134,748
461,161
--------
$1,013,718
==========

$  45,110
----------
45,110
----------

594,397
----------

458,094
(83,883)
----------
374,211
----------
$1,013,718
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEET
MARCH 31, 2006 AND 2005
SERIES 9	2006 ----	2005 ----

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities
 Accounts Receivable

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long Term Liabilities:
 Payable to General Partners

Partners' Equity (deficit):
Limited Partners (6,254 units for Series 9
at March 31, 2006 and 2005)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  222,993
40,745
0
-----------
263,738

79,134
550,442
-----------
$  893,314
===========

$   30,066
-----------
30,066
-----------

428,649
-----------

485,089
(50,490)
-----------
434,599
-----------
$  893,314
===========

$  229,897
38,890
0
-----------
268,787

112,579
798,862
-----------
$1,180,228
===========

$   25,407
-----------
25,407
-----------

379,140
-----------

822,760
(47,079)
-----------
775,681
-----------
$1,180,228
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEET
MARCH 31, 2006 AND 2005
SERIES 10	2006 ----	2005 ----

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

    Total Current Liabilities

Long Term Liabilities:
 Payable to General Partners

Partners' Equity (deficit):
Limited Partners (5,043 units for Series 10
at March 31, 2006 and 2005)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  144,697
30,440
-----------
175,137

90,576
1,360,959
-----------
$1,626,672
===========

$   31,675
-----------
31,675
-----------

45,123
-----------

1,578,554
(28,680)
-----------
1,549,874
-----------
$1,626,672
===========

$  142,638
29,480
-----------
172,118

112,721
1,661,049
-----------
$1,945,888
===========

$   28,777
-----------
28,777
-----------

11,305
-----------

1,930,927
(25,121)
-----------
1,905,806
-----------
$1,945,888
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEET
MARCH 31, 2006 AND 2005
SERIES 11	2006 ----	2005 ----

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities
 Receivable from General Partner

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Partners' Equity (deficit):
Limited Partners (5,127 units for Series 11
at March 31, 2006 and 2005)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  207,490
35,682
0
-----------
243,172

101,561
1,926,349
-----------
$2,271,082
===========

$   13,071
-----------
13,071
-----------

2,281,421
(23,410)
-----------
2,258,011
-----------
$2,271,082
===========

$ 199,931 33,838 8,291 ----------- 242,060 127,336 2,664,780 ----------- $3,034,176 =========== $ 0 ----------- 0 ---------- 3,049,825 (15,649) ----------- 3,034,176 ----------- $3,034,176 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEET
MARCH 31, 2006 AND 2005
TOTAL SERIES 7 -11	2006 ----	2005 ----

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities
 Accounts Receivable
 Receivable from General Partner

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long Term Liabilities:
 Payable to General Partners

Partners' Equity (deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at March 31, 2006 and 2005)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$ 1,278,528
255,555
24,220
0
------------
1,558,303

418,196
4,894,839
------------
$ 6,871,338
============

$   186,265
-----------
186,265
-----------

1,802,504
-----------

5,157,652
(275,083)
-----------
4,882,569
-----------
$ 6,871,338
============

$ 1,281,470
242,580
24,220
8,291
------------
1,556,561

627,710
6,551,507
------------
$ 8,735,778
============

$   152,924
-----------
152,924
-----------

1,542,821
-----------

7,293,542
(253,509)
-----------
7,040,033
-----------
$ 8,735,778
============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,
SERIES 7	2006 ----	2005 ----	2004 ----

Revenues:
  Distribution Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization
 Impairment of Investment in Project   Partnerships

  Total Expenses

Loss Before Equity in Losses of  Project Partnerships and Other  Income
Equity in Losses of Project  Partnerships
Interest Income

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee Certificate
Number of Beneficial Assignee Certificates Outstanding

$  21,470
----------
21,470
----------

86,447

84,526
28,296
30,603

193,195
----------
423,067
----------

(401,597)

(92,380)
26,181
----------
$ (467,796)
===========

$ (463,118)
(4,678)
----------
$ (467,796)
===========

$   (44.55)
===========
10,395
===========

$  24,233
----------
24,233
----------

86,447

56,857
18,197
7,089

0
----------
168,590
----------

(144,357)

(139,599)
22,469
----------
$ (261,487)
===========

$ (258,872)
(2,615)
----------
$ (261,487)
===========

$   (24.90)
===========
10,395
===========

$  14,725
----------
14,725
----------

86,749

56,842
19,538
6,643

0
----------
169,772
----------

(155,047)

(130,277)
23,962
----------
$(261,362)
===========

$ (258,748)
(2,614)
----------
$ (261,362)
===========

$   (24.89)
===========
10,395
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,
SERIES 8	2006 ----	2005 ----	2004 ----

Revenues:
  Distribution Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization
 Impairment of Investment in Project   Partnerships

  Total Expenses

Loss Before Equity in Losses of  Project Partnerships and Other  Income
Equity in Losses of Project  Partnerships
Interest Income

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial
Assignee Certificate
Number of Beneficial Assignee
Certificates Outstanding

$  16,963
----------
16,963
----------

89,908

93,195
30,409
12,823

0
----------
226,335
----------

(209,372)

(29,928)
22,811
----------
$(216,489)
==========

$(214,324)
(2,165)
----------
$(216,489)
==========

$  (21.48)
==========
9,980
==========

$  16,447
----------
16,447
----------

89,908

62,689
19,352
2,553

0
----------
174,502
----------

(158,055)

(41,395)
20,284
----------
$(179,166)
==========

$(177,374)
(1,792)
----------
$(179,166)
==========

$  (17.77)
==========
9,980
==========

$  20,098
----------
20,098
----------

90,313

62,671
22,850
3,072

0
----------
178,906
----------

(158,808)

(39,434)
21,800
----------
$(176,442)
==========

$(174,678)
(1,764)
----------
$(176,442)
==========

$  (17.50)
==========
9,980
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,
SERIES 9	2006 ----	2005 ----	2004 ----

Revenues:
  Distribution Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization
 Impairment of Investment in Project   Partnerships

  Total Expenses

Loss Before Equity in Losses of  Project Partnerships and Other  Income
Equity in Losses of Project
 Partnerships
Interest Income

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial
Assignee Certificate
Number of Beneficial Assignee
Certificates Outstanding

$  4,437
----------
4,437
----------

49,509

52,016
18,273
12,194

127,532
----------
259,524
----------

(255,087)

(101,726)
15,731
----------
$(341,082)
==========

$(337,671)
(3,411)
----------
$(341,082)
==========

$  (53.99)
==========
6,254
==========

$  7,752
----------
7,752
----------

49,509

34,990
11,260
2,377

0
----------
98,136
----------

(90,384)

(157,684)
13,222
----------
$(234,846)
==========

$(232,498)
(2,348)
----------
$(234,846)
==========

$  (37.18)
==========
6,254
==========

$  4,246
----------
4,246
----------

49,711

34,979
11,731
3,082

0
----------
99,503
----------

(95,257)

(230,291)
13,607
----------
$(311,941)
==========

$(308,822)
(3,119)
----------
$(311,941)
==========

$  (49.38)
==========
6,254
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,
SERIES 10	2006 ----	2005 ----	2004 ----

Revenues:
  Distribution Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization
 Impairment of Investment in Project   Partnerships

  Total Expenses

Loss Before Equity in Losses of  Project Partnerships and Other
 Income
Equity in Losses of Project
 Partnerships
Interest Income

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee Certificate
Number of Beneficial Assignee Certificates Outstanding

$  2,561
----------
2,561
----------

33,819

32,510
13,039
24,700

156,694
---------
260,762
---------

(258,201)

(111,553)
13,822
----------
$(355,932)
==========

$(352,373)
(3,559)
----------
$(355,932)
==========

$  (69.87)
==========
5,043
==========

$  2,511
----------
2,511
----------

33,819

21,868
8,149
4,141

0
----------
67,977
----------

(65,466)

(133,597)
12,737
----------
$(186,326)
==========

$(184,463)
(1,863)
----------
$(186,326)
==========

$  (36.58)
==========
5,043
==========

$  1,932
----------
1,932
----------

33,890

21,863
7,968
4,578

0
----------
68,299
----------

(66,367)

(175,628)
13,252
----------
$(228,743)
==========

$(226,456)
(2,287)
----------
$(228,743)
==========

$  (44.91)
==========
5,043
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,
SERIES 11	2006 ----	2005 ----	2004 ----

Revenues:
  Distribution Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization
 Impairment of Investment in Project   Partnerships

  Total Expenses

Loss Before Equity in Losses of  Project Partnerships and Other  Income
Equity in Losses of Project
 Partnerships
Interest Income

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial
Assignee Certificate
Number of Beneficial Assignee
Certificates Outstanding

$  3,382
----------
3,382
----------

28,021

26,008
12,519
33,495

600,802
----------
700,845
----------

(697,463)

(96,562)
17,860
----------
$(776,165)
==========

$(768,404)
(7,761)
----------
$(776,165)
==========

$  (149.87)
==========
5,127
==========

$  2,783
----------
2,783
----------

28,021

17,494
7,404
6,343

0
----------
59,262
----------

(56,479)

(112,606)
15,118
----------
$(153,967)
==========

$(152,427)
(1,540)
----------
$(153,967)
==========

$  (29.73)
==========
5,127
==========

$  2,182
----------
2,182
----------

28,254

17,491
7,549
6,726

0
----------
60,020
----------

(57,838)

(101,608)
15,869
----------
$(143,577)
==========

$(142,141)
(1,436)
----------
$(143,577)
==========

$  (27.72)
==========
5,127
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,
TOTAL SERIES 7 - 11	2006 ----	2005 ----	2004 ----

Revenues:
  Distribution Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization
 Impairment of Investment in Project   Partnerships

  Total Expenses

Loss Before Equity in Losses
 of Project Partnerships and Other  Income
Equity in Losses of Project
 Partnerships
Interest Income

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

$    48,813
-----------
48,813
-----------

287,704

288,255
102,536
113,815

1,078,223
-----------
1,870,533
-----------

(1,821,720)

(432,149)
96,405
-----------
$(2,157,464)
============

$(2,135,890)
(21,574)
------------
$(2,157,464)
============

$    53,726
-----------
53,726
-----------

287,704

193,898
64,362
22,503

0
-----------
568,467
-----------

(514,741)

(584,881)
83,830
-----------
$(1,015,792)
============

$(1,005,634)
(10,158)
------------
$(1,015,792)
============

$    43,183
-----------
43,183
-----------

288,917

193,846
69,636
24,101

0
-----------
576,500
-----------

(533,317)

(677,238)
88,490
-----------
$(1,122,065)
============

$(1,110,845)
(11,220)
------------
$(1,122,065)
============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (deficit)

FOR THE YEARS ENDED MARCH 31, 2006, 2005 AND 2004:
SERIES 7	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2003 Net Loss Balance at March 31, 2004 Net Loss Balance at March 31, 2005 Net Loss Balance at March 31, 2006	$1,549,556 (258,748) ----------- 1,290,808 (258,872) ----------- 1,031,936 (463,118) ----------- $ 568,818 ===========	$ (76,548) (2,614) ----------- (79,162) (2,615) ----------- (81,777) (4,678) ----------- $ (86,455) ===========	$1,473,008 (261,362) ----------- 1,211,646 (261,487) ----------- 950,159 (467,796) ----------- $ 482,363 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (deficit)

FOR THE YEARS ENDED MARCH 31, 2006, 2005 AND 2004:
SERIES 8	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2003 Net Loss Balance at March 31, 2004 Net Loss Balance at March 31, 2005 Net Loss Balance at March 31, 2006	$ 810,146 (174,678) ----------- 635,468 (177,374) ----------- 458,094 (214,324) ----------- $ 243,770 ===========	$ (80,327) (1,764) ---------- (82,091) (1,792) ---------- (83,883) (2,165) ---------- $ (86,048) ==========	$ 729,819 (176,442) ----------- 553,377 (179,166) ----------- 374,211 (216,489) ----------- $ 157,722 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (deficit)

FOR THE YEARS ENDED MARCH 31, 2006, 2005 AND 2004:
SERIES 9	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2003 Net Loss Balance at March 31, 2004 Net Loss Balance at March 31, 2005 Net Loss Balance at March 31, 2006	$1,364,080 (308,822) ----------- 1,055,258 (232,498) ----------- 822,760 (337,671) ----------- $ 485,089 ===========	$ (41,612) (3,119) ---------- (44,731) (2,348) ---------- (47,079) (3,411) ---------- $ (50,490) ==========	$1,322,468 (311,941) ----------- 1,010,527 (234,846) ----------- 775,681 (341,082) ----------- $ 434,599 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (deficit)

FOR THE YEARS ENDED MARCH 31, 2006, 2005 AND 2004:
SERIES 10	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2003 Net Loss Balance at March 31, 2004 Net Loss Balance at March 31, 2005 Net Loss Balance at March 31, 2006	$2,341,846 (226,456) ----------- 2,115,390 (184,463) ----------- 1,930,927 (352,373) ----------- $1,578,554 ===========	$ (20,971) (2,287) ---------- (23,258) (1,863) ---------- (25,121) (3,559) ---------- $ (28,680) ==========	$2,320,875 (228,743) ----------- 2,092,132 (186,326) ----------- 1,905,806 (355,932) ----------- $1,549,874 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (deficit)

FOR THE YEARS ENDED MARCH 31, 2006, 2005 AND 2004:
SERIES 11	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2003 Net Loss Balance at March 31, 2004 Net Loss Balance at March 31, 2005 Net Loss Balance at March 31, 2006	$3,344,393 (142,141) ----------- 3,202,252 (152,427) ----------- 3,049,825 (768,404) ----------- $2,281,421 ===========	$ (12,673) (1,436) ---------- (14,109) (1,540) ---------- (15,649) (7,761) ---------- $ (23,410) ==========	$3,331,720 (143,577) ----------- 3,188,143 (153,967) ----------- 3,034,176 (776,165) ----------- $2,258,011 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (deficit)

FOR THE YEARS ENDED MARCH 31, 2006, 2005 AND 2004:
TOTAL SERIES 7 - 11	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2003 Net Loss Balance at March 31, 2004 Net Loss Balance at March 31, 2005 Net Loss Balance at March 31, 2006	$ 9,410,021 (1,110,845) ------------ 8,299,176 (1,005,634) ------------ 7,293,542 (2,135,890) ------------ $ 5,157,652 ============	$(232,131) (11,220) ---------- (243,351) (10,158) ---------- (253,509) (21,574) ---------- $(275,083) ==========	$9,177,890 (1,122,065) ----------- 8,055,825 (1,015,792) ----------- 7,040,033 (2,157,464) ----------- $4,882,569 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2006, 2005 AND 2004:
SERIES 7 --------	2006 ----	2005 ----	2004 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss
  to Net Cash Used in Operating   Activities:
   Amortization
   Impairment of Investment in Project    Partnerships
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

Cash Flows from Investing Activities:
 Distributions Received from Project  Partnerships
 Redemption of Investment in Securities

     Net Cash Provided by Investing      Activities

Increase (Decrease) in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$(467,796) 30,603 193,195 (15,333) 92,380 (21,470) 92,907 ---------- (95,514) ---------- 29,202 77,000 ---------- 106,202 ---------- 10,688 383,342 ---------- $ 394,030 ==========	$(261,487) 7,089 0 (19,255) 139,599 (23,983) 85,925 ---------- (72,112) ---------- 39,581 72,000 ---------- 111,581 ---------- 39,469 343,873 ---------- $ 383,342 ==========	$(261,362) 6,643 0 (22,530) 130,277 (14,725) 18,864 ---------- (142,833) ---------- 28,698 68,000 ---------- 96,698 ---------- (46,135) 390,008 ---------- $ 343,873 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2006, 2005 AND 2004:
SERIES 8 --------	2006 ----	2005 ----	2004 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss
  to Net Cash Used in Operating   Activities:
   Amortization
   Impairment of Investment in Project    Partnerships
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

Cash Flows from Investing Activities:
  Distributions Received from Project   Partnerships
  Redemption of Investment in Securities

     Net Cash Provided by Investing      Activities

Decrease in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$(216,489) 12,823 0 (13,833) 29,928 (16,963) 0 96,162 ---------- (108,372) ---------- 20,029 71,999 ---------- 92,028 ---------- (16,344) 325,662 ---------- $ 309,318 ==========	$(179,166) 2,553 0 (17,293) 41,395 (16,447) 0 29,589 ---------- (139,369) ---------- 24,132 67,000 ---------- 91,132 ---------- (48,237) 373,899 ---------- $ 325,662 ==========	$(176,442) 3,072 0 (20,197) 39,434 (20,098) (24,220) 34,114 ---------- (164,337) ---------- 25,030 63,000 ---------- 88,030 ---------- (76,307) 450,206 ---------- $ 373,899 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2006, 2005 AND 2004:
SERIES 9 --------	2006 ----	2005 ----	2004 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss
  to Net Cash Used in Operating   Activities:
   Amortization
   Impairment of Investment in Project    Partnerships
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

Cash Flows from Investing Activities:
  Distributions Received from Project   Partnerships
  Redemption of Investment in Securities

     Net Cash Provided by Investing      Activities

Decrease in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$(341,082) 12,194 127,532 (9,410) 101,726 (4,437) 0 54,168 ---------- (59,309) ---------- 11,405 41,000 ---------- 52,405 ---------- (6,904) 229,897 ---------- $ 222,993 ==========	$(234,846) 2,377 0 (11,133) 157,684 (7,752) 600 19,196 ---------- (73,874) ---------- 15,869 39,000 ---------- 54,869 ---------- (19,005) 248,902 ---------- $ 229,897 ==========	$(311,941) 3,082 0 (12,599) 230,291 (4,246) (600) 31,664 ---------- (64,349) ---------- 15,767 36,999 ---------- 52,766 ---------- (11,583) 260,485 ---------- $ 248,902 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2006, 2005 AND 2004:
SERIES 10 --------	2006 ----	2005 ----	2004 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss
  to Net Cash Used in Operating   Activities:
   Amortization
   Impairment of Investment in Project    Partnerships
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

Cash Flows from Investing Activities:
  Distributions Received from Project   Partnerships
  Redemption of Investment in Securities

     Net Cash Provided by Investing      Activities

Increase (Decrease) in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$(355,932) 24,700 156,694 (9,816) 111,553 (2,561) 36,716 ---------- (38,646) ---------- 9,703 31,002 ---------- 40,705 ---------- 2,059 142,638 ---------- $ 144,697 ==========	$(186,326) 4,141 0 (11,128) 133,597 (2,511) (91,179) ---------- (153,406) ---------- 19,197 29,000 ---------- 48,197 ---------- (105,209) 247,847 ---------- $ 142,638 ==========	$(228,743) 4,578 0 (12,243) 175,628 (1,932) 9,628 ---------- (53,084) ---------- 20,992 27,998 ---------- 48,990 ---------- (4,094) 251,941 ---------- $ 247,847 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2006, 2005 AND 2004:
SERIES 11 --------	2006 ----	2005 ----	2004 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss
  to Net Cash Used in Operating   Activities:
   Amortization
   Impairment of Investment in Project    Partnerships
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

Cash Flows from Investing Activities:
  Distributions Received from Project   Partnerships
  Redemption of Investment in Securities

     Net Cash Provided by Investing      Activities

Increase (Decrease) in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$(776,165) 33,495 600,802 (12,070) 96,562 (3,382) 8,291 13,071 ---------- (39,396) ---------- 10,954 36,001 --------- 46,955 --------- 7,559 199,931 --------- $ 207,490 ==========	$(153,967) 6,343 0 (13,595) 112,606 (2,783) (8,291) (40,486) ---------- (100,173) ---------- 18,466 34,000 --------- 52,466 --------- (47,707) 247,638 --------- $ 199,931 ==========	$(143,577) 6,726 0 (14,856) 101,608 (2,182) 0 (4,844) ---------- (57,125) ---------- 8,564 32,001 --------- 40,565 --------- (16,560) 264,198 --------- $ 247,638 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2006, 2005 AND 2004:
TOTAL SERIES 7 - 11 --------	2006 ----	2005 ----	2004 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss
  to Net Cash Used in Operating   Activities:
   Amortization
   Impairment of Investment in Project    Partnerships
   Accreted Interest Income on    Investments in Securities
   Equity in Losses of Project    Partnerships
   Distributions Included in Other    Income
   Changes in Operating Assets and    Liabilities:
    (Increase) Decrease in Receivable
    From General Partners
    Increase in Payable to General     Partners

     Net Cash Used in Operating      Activities

Cash Flows from Investing Activities:
  Distributions Received from Project   Partnerships
  Redemption of Investment in Securities

     Net Cash Provided by Investing      Activities

Decrease in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

$  (2,157,464)

113,815

1,078,223

(60,462)

432,149

(48,813)

8,291

293,024
-----------

(341,237)
-----------

81,293
257,002
-----------

338,295
-----------
(2,942)

1,281,470
-----------
$1,278,528
===========

		$(1,015,792) 22,503 0 (72,404) 584,881 (53,476) (7,691) 3,045 ----------- (538,934) ----------- 117,245 241,000 ----------- 358,245 ----------- (180,689) 1,462,159 ----------- $1,281,470 ===========	$(1,122,065) 24,101 0 (82,425) 677,238 (43,183) (24,820) 89,426 ----------- (481,728) ----------- 99,051 227,998 ----------- 327,049 ----------- (154,679) 1,616,838 ----------- $1,462,159 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006, 2005 AND 2004

NOTE 1 - ORGANIZATION:

   Gateway Tax Credit Fund III Ltd. ("Gateway"), a Florida Limited Partnership, was formed October 17, 1991 under the laws of Florida. Gateway offered its limited partnership interests in Series. The first Series for Gateway is Series 7. Operations commenced on July 16, 1992 for Series 7, January 4, 1993 for Series 8, September 30, 1993 for Series 9, January 21, 1994 for Series 10 and April 29, 1994 for Series 11. Each Series invests, as a limited partner, in other limited partnerships ("Project Partnerships"), each of which owns and operates apartment complexes eligible for Low-Income Housing Tax Credits ("Tax Credits"), provided for in Section 42 of the Internal Revenue Code of 1986. Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the Limited Partnership Agreement. As of March 31, 2006, Gateway had received capital contributions of $1,000 from the General Partners and $36,799,000 from the investor Limited Partners.

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

   For the fiscal year ended March 31, 2006, Gateway changed the period over which the intangible acquisition fees and expenses are amortized. In all prior years, the period in which such intangible assets had been amortized was 35 years. In the fiscal year ended March 31, 2006, this amortization period was changed to 15 years to better approximate the period over which the benefits of these investments are realized. As a result of this change in estimate, an additional amortization expense of $24,835 for Series 7, $10,553 for Series 8, $9,817 for Series 9, $19,964 for Series 10 and $27,587 for Series 11, or $92,756 for all Series of Gateway, was recognized during the year-ended March 31, 2006, as compared to the amortization expense amount which would have been realized had the estimated amortization period not changed during the year. The amortization expense is shown on the Statements of Operations.

   Pursuant to the limited partnership agreements for the Project Partnerships, cash losses generated by the Project Partnerships are allocated to the general partners of those partnerships. In subsequent years, cash profits, if any, are first allocated to the general partners to the extent of the allocation of prior years' cash losses.

   Since Gateway invests as a limited partner, and therefore is not obligated to fund losses or make additional capital contributions, it does not recognize losses from individual Project Partnerships to the extent that these losses would reduce the investment in those Project Partnerships below zero. The suspended losses will be used to offset future income from the individual Project Partnerships. Any cash distributions received from Project Partnerships which have a zero investment balance are accounted for as distribution income in the period the cash distribution is received by Gateway.

   Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss. For the fiscal year ended March 31, 2006, impairment expense was recognized in the statement of operations in the following Series and in the following amounts: Series 7 - $193,195, Series 9 - $127,532, Series 10 - $156,694, Series 11 - $600,802. The total impairment expense for all Series in Gateway for fiscal year 2006 was $1,078,223. There was no impairment expense in fiscal years 2005 or 2004. Refer to Note 5 - Investment in Project Partnerships for further details regarding the components of the Investment in Project Partnership balance.

   Gateway, as a limited partner in the Project Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance and continued eligibility for tax credits. If the cost of operating a property exceeds the rental income earned thereon, Gateway may deem it in its best interest to voluntarily provide funds in order to protect its investment. Gateway does not guarantee any of the mortgages or other debt of the Project Partnerships.

Variable Interest Entities

   In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" which was subsequently revised in December, 2003. Gateway has adopted FIN 46 and applied its requirements to all Project Partnerships in which Gateway holds an interest. Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics, (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE. The primary beneficiary, as is applicable to Gateway's circumstances, is the party in the Project Partnership equity group that is most closely associated with the Project Partnership.

   Gateway holds variable interests in 128 VIEs, which consist of Project Partnerships, of which Gateway is not the primary beneficiary. Five of Gateways Project Partnership investments were determined not to be VIEs. Gateway's maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to Gateway's recorded investments in and receivables from those VIEs, which is approximately $5,530,357 at March 31, 2006. Gateway may be subject to additional losses to the extent of any financial support that Gateway voluntarily provides to those Project Partnerships in the future.

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

Investment in Securities

   Gateway applies Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FAS 115"). Under FAS 115, Gateway is required to categorize its debt securities as held-to-maturity, available-for-sale or trading securities, dependent upon Gateway's intent in holding the securities. Gateway's intent is to hold all of its debt securities (U. S. Treasury Security Strips) until maturity and to use these reserves to fund Gateway's ongoing operations. Interest income is recognized ratably on the U.S. Treasury Strips using the effective yield to maturity.

Offering and Commission Costs

   Offering and commission costs are charged against Limited Partners' Equity upon admission of Limited Partners.

Income Taxes

   No provision for income taxes has been made in these financial statements, as income taxes are a liability of the partners rather than of Gateway.

Reclassifications

   For comparability, certain 2004 and 2005 balances have been reclassified, where appropriate, to conform with the fiscal year 2006 financial statement presentation.

NOTE 3 - INVESTMENT IN SECURITIES:

   The Investment in Securities as of March 31, 2006 consists of U.S. Treasury Security Strips presented at their cost, plus accreted interest income of $128,446 for Series 7, $115,115 for Series 8, $77,077 for Series 9, $77,070 for Series 10 and $89,646 for Series 11.
	Estimated Market Value ---------------	Cost Plus Accreted Interest ----------------	Gross Unrealized Gains and (Losses) ----------------
Series 7	$ 156,442	$ 151,104	$ 5,338
Series 8	148,942	144,509	4,433
Series 9	123,429	119,879	3,550
Series 10	126,499	121,016	5,483
Series 11	146,308	137,243	9,065

As of March 31, 2006, the cost and accreted interest of debt securities by contractual maturities is as follows:	Series 7 --------	Series 8 --------	Series 9 --------
Due within 1 year	$ 76,135	$ 72,553	$ 40,745
After 1 year through 5 years	74,969	71,956	79,134
After 5 years through 10 years	0	0	0
	---------	---------	---------
Total amount recorded on Balance Sheet	$ 151,104 =========	$ 144,509 =========	$ 119,879 =========
	Series 10 --------	Series 11 --------	Total --------
Due within 1 year	$ 30,440	$ 35,682	$ 255,555
After 1 year through 5 years	90,576	101,561	418,196
After 5 years through 10 years	0	0	0
	---------	---------	---------
Total amount recorded on Balance Sheet	$ 121,016 =========	$ 137,243 =========	$ 673,751 ==========

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

   For the periods ended March 31, 2006, 2005, and 2004 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

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
	2006 ----	2005 ----	2004 ----
Series 7	$ 86,447	$ 86,447	$ 86,749
Series 8	89,908	89,908	90,313
Series 9	49,509	49,509	49,711
Series 10	33,819	33,819	33,890
Series 11	28,021 ---------	28,021 ---------	28,254 ---------
Total	$ 287,704 =========	$ 287,704 =========	$ 288,917 =========

   General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statement of Operations.
	2006 ----	2005 ----	2004 ----
Series 7	$ 84,526	$ 56,857	$ 56,842
Series 8	93,195	62,689	62,671
Series 9	52,016	34,990	34,979
Series 10	32,510	21,868	21,863
Series 11	26,008 ---------	17,494 ---------	17,491 ---------
Total	$288,255 =========	$193,898 =========	$193,846 =========

   Total unpaid asset management fees and administrative expenses payable to the General Partners, which are included on the Balance Sheet as of March 31, 2006 and 2005 are as follows.
	March 31, 2006 --------------	March 31, 2005 --------------
Series 7	$ 704,516	$ 611,609
Series 8	735,669	639,507
Series 9	458,715	404,547
Series 10	76,798	40,082
Series 11	13,071 -----------	0 -----------
Total	$1,988,769 ===========	$1,695,745 ===========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

SERIES 7

   As of March 31, 2006, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 39 Project Partnerships which own and operate government assisted multi-family housing complexes.

   Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
MARCH 31, 2006 --------------	MARCH 31, 2005 --------------

Capital Contributions to Project Partner- ships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition  fees and expenses

Impairment of Investment in Project Partnerships

Investments in Project Partnerships

$ 7,732,089 (7,224,499) (241,747) ----------- 265,843 793,335 (224,238) (193,195) ----------- $ 641,745 ============	$ 7,732,089 (7,132,119) (234,015) ----------- 365,955 793,335 (193,635) 0 ----------- $ 965,655 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $4,825,178 for the year ended March 31, 2006 and cumulative suspended losses of $4,140,409 for the year ended March 31, 2005 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 8

   As of March 31, 2006, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 43 Project Partnerships which own and operate government assisted multi-family housing complexes.

   Cash flows from operations are allocated according to each Partnership agreement.
Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
MARCH 31, 2006 --------------	MARCH 31, 2005 --------------

Capital Contributions to Project Partner- ships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition  fees and expenses

Impairment of Investment in Project Partnerships

Investments in Project Partnerships

$ 7,586,105 (7,414,683) (174,579) ----------- (3,157) 549,773 (131,272) 0 ----------- $ 415,344 ===========	$ 7,586,105 (7,384,755) (171,513) ----------- 29,837 549,773 (118,449) 0 ----------- $ 461,161 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $5,547,391 for the year ended March 31, 2006 and cumulative suspended losses of $4,846,424 for the year ended March 31, 2005 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 9

   As of March 31, 2006, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 24 Project Partnerships which own and operate government assisted multi-family housing complexes.

   Cash flows from operations are allocated according to each Partnership agreement.
Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
MARCH 31, 2006 --------------	MARCH 31, 2005 --------------

Capital Contributions to Project Partner- ships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition  fees and expenses

Impairment of Investment in Project Partnerships

Investments in Project Partnerships

$ 4,914,116 (4,260,098) (148,761) ----------- 505,257 244,087 (71,370) (127,532) ----------- $ 550,442 ===========	$ 4,914,116 (4,158,372) (141,793) ----------- 613,951 244,087 (59,176) 0 ----------- $ 798,862 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $1,792,373 for the year ended March 31, 2006 and cumulative suspended losses of $1,528,748 for the year ended March 31, 2005 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 10

   As of March 31, 2006, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 15 Project Partnerships which own and operate government assisted multi-family housing complexes.

   Cash flows from operations are allocated according to each Partnership agreement.
Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
MARCH 31, 2006 --------------	MARCH 31, 2005 --------------

Capital Contributions to Project Partner- ships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition  fees and expenses

Impairment of Investment in Project Partnerships

Investments in Project Partnerships

$ 3,914,672 (2,318,920) (191,535) ----------- 1,404,217 196,738 (83,302) (156,694) ----------- $ 1,360,959 ===========	$ 3,914,672 (2,207,367) (184,392) ----------- 1,522,913 196,738 (58,602) 0 ----------- $ 1,661,049 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $346,072 for the year ended March 31, 2006 and cumulative suspended losses of $204,444 for the year ended March 31, 2005 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 11

   As of March 31, 2006, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 12 Project Partnerships which own and operate government assisted multi-family housing complexes.

   Cash flows from operations are allocated according to each Partnership agreement.
Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
MARCH 31, 2006 --------------	MARCH 31, 2005 --------------

Capital Contributions to Project Partner- ships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition  fees and expenses

Impairment of Investment in Project Partnerships

Investments in Project Partnerships

$ 4,128,042 (1,604,163) (172,565) ----------- 2,351,314 290,335 (114,498) (600,802) ----------- $ 1,926,349 ===========	$ 4,128,042 (1,507,601) (164,993) ----------- 2,455,448 290,335 (81,003) 0 ----------- $ 2,664,780 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $546,725 for the year ended March 31, 2006 are not included and cumulative suspended losses of $372,590 for the year ended March 31, 2005 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   The following is a summary of Investments in Project Partnerships:
TOTAL SERIES 7 - 11	MARCH 31, 2006 --------------	MARCH 31, 2005 --------------

Capital Contributions to Project Partner-ships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition  fees and expenses

Impairment of Investment in Project Partnerships

Investments in Project Partnerships

	$28,275,024 (22,822,363) (929,187) ----------- 4,523,474 2,074,268 (624,680) (1,078,223) ----------- $ 4,894,839 ===========	$28,275,024 (22,390,214) (896,706) ----------- 4,988,104 2,074,268 (510,865) 0 ----------- $ 6,551,507 ===========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
DECEMBER 31,
SERIES 7	2005 ----	2004 ----	2003 ----

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

Other partners' share of net loss

Partnership's share of net loss

Suspended losses

Equity in Losses of Project Partnerships

$ 4,085,716
27,269,050
21,083
-----------
$31,375,849
===========

$   831,051
35,642,424
-----------
36,473,475
-----------

(4,746,260)
(351,366)
-----------
(5,097,626)
-----------

$31,375,849
===========

$ 6,906,393
-----------
3,610,427
2,611,771
1,472,897
-----------
7,695,095
-----------
$  (788,702)
============
$   (11,553)
============
$  (777,149)

684,769
------------

$   (92,380)
============

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
============

(1)  As of December 31, 2005, the largest Project Partnership constituted 5.0% and 5.4%, and as of December 31, 2004 the largest Project Partnership constituted 5.1% and 5.7% of the combined total assets by series and combined total revenues by series, respectively.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
DECEMBER 31,
SERIES 8	2005 ----	2004 ----	2003 ----

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

Other partners' share of net loss

Partnership's share of net loss

Suspended losses

Equity in Losses of Project Partnerships

$ 4,016,344
28,642,694
15,794
-----------
$32,674,832
===========

$ 1,270,463
37,532,816
-----------
38,803,279
-----------

(5,424,268)
(704,179)
-----------
(6,128,447)
-----------

$32,674,832
===========

$ 6,808,514
-----------
3,427,081
2,635,945
1,485,669
-----------
7,548,695
-----------
$  (740,181)
============
$    (9,286)
============
$  (730,895)

700,967
------------

$   (29,928)
============

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
============

(1)  As of December 31, 2005, the largest Project Partnership constituted 5.1% and 5.5%, and as of December 31, 2004 the largest Project Partnership constituted 5.3% and 4.0% of the combined total assets by series and combined total revenues by series, respectively.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
DECEMBER 31,
SERIES 9	2005 ----	2004 ----	2003 ----

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

Other partners' share of net loss

Partnership's share of net loss

Suspended losses

Equity in Losses of Project Partnerships

$ 2,109,283
16,469,701
4,788
-----------
$18,583,772
===========

$   321,281
19,934,839
-----------
20,256,120
-----------

(1,339,512)
(332,836)
-----------
(1,672,348)
-----------

$18,583,772
===========

$ 3,496,332
-----------
1,715,590
1,381,933
767,851
------------
3,865,374
------------
$  (369,042)
============
$    (3,691)
============
$  (365,351)

263,625
------------

$  (101,726)
============

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
============

(1)  As of December 31, 2005, the largest Project Partnership constituted 7.9% and 8.3%, and as of December 31, 2004 the largest Project Partnership constituted 7.7% and 6.5% of the combined total assets by series and combined total revenues by series, respectively.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
DECEMBER 31,
SERIES 10	2005 ----	2004 ----	2003 ----

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

Other partners' share of net loss

Partnership's share of net loss

Suspended losses

Equity in Losses of Project Partnerships

$ 1,772,233
12,263,627
2,013
-----------
$14,037,873
===========

$   340,730
13,054,976
-----------
13,395,706
-----------

1,046,051
(403,884)
-----------
642,167
-----------

$14,037,873
===========

$ 2,149,462
-----------
1,240,546
697,764
466,542
-----------
2,404,852
-----------
$ (255,390)
===========
$   (3,553)
===========
$ (251,837)

140,284
------------

$  (111,553)
============

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
============

(1)  As of December 31, 2005, the largest Project Partnership constituted 11.4% and 12.8%, and as of December 31, 2004 the largest Project Partnership constituted 10.6% and 12.0% of the combined total assets by series and combined total revenues by series, respectively.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
DECEMBER 31,
SERIES 11	2005 ----	2004 ----	2003 ----

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

Other partners' share of net loss

Partnership's share of net loss

Suspended losses

Equity in Losses of Project Partnerships

$ 1,029,906
10,348,302
238,281
-----------
$11,616,489
===========

$   240,533
9,847,071
-----------
10,087,604
-----------

1,809,656
(280,771)
-----------
1,528,885
-----------

$11,616,489
===========

$ 1,945,641
-----------
1,150,195
576,977
506,550
-----------
2,233,722
-----------
$ (288,081)
===========
$  (17,384)
===========
$ (270,697)

174,135
-----------

$  (96,562)
===========

$   946,787
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
===========
$ (269,163)

167,555
-----------

$ (101,608)
===========

(1)  As of December 31, 2005, the largest Project Partnership constituted 19.7% and 19.8%, and as of December 31, 2004 the largest Project Partnership constituted 19.9% and 20.2% of the combined total assets by series and combined total revenues by series, respectively.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
DECEMBER 31,
TOTAL SERIES 7 - 11	2005 ----	2004 ----	2003 ----

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

Other partners' share of net loss

Partnership's share of net loss

Suspended losses

Equity in Losses of Project Partnerships

$ 13,013,482
94,993,374
281,959
------------
$108,288,815
============

$  3,004,058
116,012,126
------------
119,016,184
------------

(8,654,333)
(2,073,036)
------------
(10,727,369)
------------

$108,288,815
============

$ 21,306,342
------------
11,143,839
7,904,390
4,699,509
------------
23,747,738
------------
$(2,441,396)
============
$   (45,467)
============
$(2,395,929)

1,963,780
------------

$  (432,149)
============

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
	Equity Per Project Partnership -----------------	Equity Per Partnership -----------
Series 7 Series 8 Series 9 Series 10 Series 11	$(4,746,260) (5,424,268) (1,339,512) 1,046,051 1,809,656	$ 265,843 (3,157) 505,257 1,404,217 2,351,314

NOTE 6 - TAXABLE INCOME (LOSS):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:
SERIES 7	2006 ----	2005 ----	2004 ----
Net Loss per Financial Statements	$(467,796)	$(261,487)	$(261,362)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(851,825)	(923,850)	(1,006,515)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	232,618	(17,690)	22,774
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense	86,222 6,431 -----------	91,474 6,643 -----------	24,255 6,655 -----------
Partnership loss for tax purposes as of December 31	$ (994,350) ============	$(1,104,910) ============	$(1,214,193) ============
	December 31, 2005 ------------	December 31, 2004 ------------	December 31, 2003 ------------
Federal Low Income Housing Tax Credits (Unaudited)	$ 84,568 ===========	$ 224,290 ===========	$ 975,096 ===========

   The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2006 are as follows:

                              Financial          Tax
                              Reporting          Reporting
                              Purposes #9;           Purposes         Differences
Investments in Local
Limited Partnerships          $  641,745         $(6,129,479)        $ 6,771,224
Other Assets                  $  545,134         $ 1,758,373         $(1,213,239)
Liabilities                   $  704,516         $    (9,226)        $   713,742

NOTE 6 - TAXABLE INCOME (LOSS)(Continued):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:
SERIES 8	2006 ----	2005 ----	2004 ----
Net Loss per Financial Statements	$ (216,489)	$ (179,166)	$ (176,442)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(942,518)	(1,018,059)	(1,119,372)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	22,154	(8,575)	16,451
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense	89,605 1,950 -----------	31,002 3,072 -----------	43,926 3,489 -----------
Partnership loss for tax purposes as of December 31	$(1,045,298) ============	$(1,171,726) ============	$(1,231,948) ============
	December 31, 2005 ------------	December 31, 2004 ------------	December 31, 2003 ------------
Federal Low Income Housing Tax Credits (Unaudited)	$ 170,591 ===========	$ 565,711 ===========	$ 1,417,434 ===========

   The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2006 are as follows:

                               Financial          Tax
                               Reporting          Reporting
                               Purposes           Purposes        Differences
Investments in Local
Limited Partnerships           $  415,344         $(6,618,582)     $ 7,033,926
Other Assets                   $  478,047         $ 1,688,984      $(1,210,937)
Liabilities                    $  735,669         $   (10,047)     $   745,716

NOTE 6 - TAXABLE INCOME (LOSS)(Continued):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:
SERIES 9	2006 ----	2005 ----	2004 ----
Net Loss per Financial Statements	$ (341,082)	$ (234,846)	$ (311,941)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(395,751)	(421,291)	(423,589)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	148,091	(7,265)	6,255
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense	49,357 1,846 -----------	16,737 3,082 -----------	40,841 3,127 -----------
Partnership loss for tax purposes as of December 31	$ (537,539) ============	$ (643,583) ============	$ (685,307) ============
	December 31, 2005 ------------	December 31, 2004 ------------	December 31, 2003 ------------
Federal Low Income Housing Tax Credits (Unaudited)	$ 40,080 ============	$ 644,340 ============	$ 968,960 ============

   The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2006 are as follows:

                               Financial         Tax
                               Reporting         Reporting
                               Purposes          Purposes         Differences

Investments in Local
Limited Partnerships          $   550,442        $(2,462,071)      $ 3,012,513
Other Assets                  $   342,872        $ 1,103,082       $  (760,210)
Liabilities                   $   458,715        $     5,709       $   453,006

NOTE 6 - TAXABLE INCOME (LOSS)(Continued):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:
SERIES 10	2006 ----	2005 ----	2004 ----
Net Loss per Financial Statements	$ (355,932)	$ (186,326)	$ (228,743)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(286,871)	(260,311)	(208,567)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	181,059	(2,089)	1,856
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense	33,768 4,281 -----------	(89,867) 4,578 -----------	12,745 4,639 -----------
Partnership loss for tax purposes as of December 31	$ (423,695) ============	$ (534,015) ============	$ (418,070) ============
	December 31, 2005 ------------	December 31, 2004 ------------	December 31, 2003 ------------
Federal Low Income Housing Tax Credits (Unaudited)	$ 48,806 ============	$ 540,394 ============	$ 762,218 ============

   The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2006 are as follows:

                               Financial          Tax
                               Reporting          Reporting
                               Purposes           Purposes        Differences

Investments in Local
Limited Partnerships           $ 1,360,959        $  (606,180)     $ 1,967,139
Other Assets                   $   265,713        $   876,122      $  (610,409)
Liabilities                    $    76,798        $     3,777      $    73,021

NOTE 6 - TAXABLE INCOME (LOSS)(Continued):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:
SERIES 11	2006 ----	2005 ----	2004 ----
Net Loss per Financial Statements	$ (776,165)	$ (153,967)	$ (143,577)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(218,806)	(207,948)	(225,717)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	632,332	(3,760)	1,662
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense	114,970 5,725 -----------	(131,503) 6,726 -----------	(5,493) 7,123 -----------
Partnership loss for tax purposes as of December 31	$ (241,944) ============	$ (490,452) ============	$ (366,002) ============
	December 31, 2005 ------------	December 31, 2004 ------------	December 31, 2003 ------------
Federal Low Income Housing Tax Credits (Unaudited)	$ 570,762 ============	$ 754,678 ============	$ 754,678 ============

   The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2006 are as follows:

                                Financial         Tax
                                Reporting         Reporting
                                Purposes          Purposes          Differences

Investments in Local
Limited Partnerships            $ 1,926,349       $ 1,499,099       $  427,250
Other Assets                    $   344,733       $   815,985       $  (471,252)
Liabilities                     $    13,071       $    60,223       $   (47,152)

NOTE 6 - TAXABLE INCOME (LOSS)(Continued):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:
TOTAL SERIES 7 -11	2006 ----	2005 ----	2004 ----
Net Loss per Financial Statements	$ (2,157,464)	$(1,015,792)	$(1,122,065)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(2,695,771)	(2,831,459)	(2,983,760)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	1,216,254	(39,379)	48,998
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense	373,921 20,233 -----------	(82,157) 24,101 -----------	116,274 25,032 -----------
Partnership loss for tax purposes as of December 31	$(3,242,827) ============	$(3,944,686) ============	$(3,915,521) ============

   The difference in the total value of the Partnership's Investment in Project Partnerships is approximately $6,989,254 higher for Series 7, $7,444,479 higher for Series 8, $3,149,862 higher for Series 9, $2,143,797 higher for Series 10 and $1,055,639 higher for Series 11 for financial reporting purposes than for tax purposes because (i) there were depreciation differences between financial reporting purposes and tax return purposes and (ii) certain expenses are not deductible for tax return purposes.

   The differences in the assets and liabilities of the Fund for financial reporting purposes and tax reporting purposes for the year ended March 31, 2006 are as follows:

                               Financial         Tax
                               Reporting         Reporting
                               Purposes          Purposes         Differences

Investments in Local
Limited Partnerships           $ 4,894,839       $(14,317,214)       $19,212,053
Other Assets                   $ 1,976,499       $  6,242,546        $(4,266,047)
Liabilities                    $ 1,988,769       $     50,436        $ 1,938,333

NOTE 7 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

Series 7
Year 2006                Quarter 1      Quarter 2     Quarter 3     Quarter 4
                         6/30/2005     9/30/2005     12/31/2005     3/31/2006

Total Revenues           $  10,434     $   15,550    $   10,586     $   11,081

Net Income (Loss)        $ (63,480)    $  (54,304)   $ (49,060)    $  (300,952)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding $   (6.05)    $    (5.17)   $   (4.67)    $    (28.66)

Series 8
Year 2006                Quarter 1     Quarter 2     Quarter 3     Quarter 4
                         6/30/2005     9/30/2005     2/31/2005     3/31/2006

Total Revenues           $  14,880     $   5,808     $   7,765     $  11,321

Net Income (Loss)        $ (29,217)    $ (48,636)    $ (39,117)    $ (99,519)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding $   (2.90)    $   (4.82)    $   (3.88)    $   (9.87)

Series 9
Year 2006                Quarter 1     Quarter 2      Quarter 3     Quarter 4
                         6/30/2005     9/30/2005     12/31/2005     3/31/2006

Total Revenues           $   6,693     $   3,981     $   4,867     $   4,627

Net Income (Loss)        $ (44,724)    $ (50,604)    $ (51,742)    $ (194,012)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding $   (7.08)    $   (8.01)    $   (8.19)    $   (30.71)

NOTE 7 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)(Continued):

Series 10
Year 2006                Quarter 1     Quarter 2     Quarter 3     Quarter 4
                         6/30/2005     9/30/2005     12/31/2005     3/31/2006

Total Revenues           $   4,695     $   3,580     $   3,663      $   4,445

Net Income (Loss)        $ (34,070)    $ (52,849)    $ (42,389)     $ (226,624)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding $   (6.69)    $  (10.37)    $   (8.32)     $  (44.49)

Series 11
Year 2006                Quarter 1      Quarter 2      Quarter 3     Quarter 4
                         6/30/2005     9/30/2005     12/31/2005     3/31/2006

Total Revenues           $   5,134      $   5,698     $   5,255     $   5,155

Net Income (Loss)        $ (35,090)     $ (45,980)    $ (46,096)    $ 648,999)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding $   (6.78)     $   (8.88)    $   (8.90)    $ (125.32)

Series 7 - 11
Year 2006                 Quarter 1     Quarter 2      Quarter 3    Quarter 4
                         6/30/2005     9/30/2005     12/31/2005     3/31/2006

Total Revenues           $  41,836     $  34,617     $  32,136     $  36,629

Net Income (Loss)        $(206,581)    $(252,373)    $(228,404)    $(1,470,106)

NOTE 7 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued):

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

                               INDEPENDENT AUDITORS' REPORT
                             -------------------------------

To the Partners
Lakeshore II, Ltd.
Tuskegee, Alabama

We have audited the accompanying balance sheets of Lakeshore II, Ltd., a limited partnership, RHS Project No: 01-044-631056927 as of December 31, 2005 and 2004, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States, the U.S. Department of Agriculture, Farmers Home Administration Audit Program, and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeshore II, Ltd., RHS Project No: 01-044-631056927 as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 11 through 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the years ended December 31, 2005 and 2004, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 21, 2006 on our consideration of Lakeshore II, Ltd.'s, internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit. However, the partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included only the consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, we express no such opinion.

/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountants

Gadsden, Alabama
February 21, 2006

Donald W. Causey & Associates, P.C.
516 Walnut Street-P.O. Box 775
Gadsden, AL 35902
PHONE: 256-543-3707
FAX: 256-543-9800

                               INDEPENDENT AUDITORS' REPORT
                          -----------------------------------

To the Partners
Skyview Apartments, Ltd.
Troy, Alabama

We have audited the accompanying balance sheets of Skyview Apartments, Ltd., a limited partnership, as of December 31, 2005 and 2004, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Skyview Apartments, Ltd., as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountants

Gadsden, Alabama
February 6, 2006

Donald W. Causey & Associates, P.C.
516 Walnut Street-P.O. Box 775
Gadsden, AL 35902
PHONE: 256-543-3707
FAX: 256-543-9800

                                INDEPENDENT AUDITORS' REPORT
                              --------------------------------

To the Partners
Meadowview Apartments, Ltd.
Greenville, Alabama

We have audited the accompanying balance sheets of Meadowview Apartments, Ltd., a limited partnership, as of December 31, 2005 and 2004, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with the auditing standards generally accepted in the United States of America and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meadowview Apartments, Ltd., a limited partnership, as of December 31, 2005 and 2004, and the results of its operations, changes in partners capital and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ Donald W. Causey and Associates, P.C.
Certified Public Accountant

Gadsden, Alabama
February 23, 2006

Donald W. Causey & Associates, P.C.
516 Walnut Street-P.O. Box 775
Gadsden, AL 35902
PHONE: 256-543-3707
FAX: 256-543-9800

                                 INDEPENDENT AUDITORS' REPORT
                              --------------------------------

To the Partners
Applegate Apartments, Ltd.
Florence, Alabama

We have audited the accompanying balance sheets of Applegate Apartments, Ltd., a limited partnership, as of December 31, 2005 and 2004, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with standards generally accepted in the United States of America and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Applegate Apartments, Ltd., as of December 31, 2005 and 2004, and the results of its operations, changes in partners' capital and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountants

Gadsden, Alabama
February 20, 2006

Donald W. Causey & Associates, P.C.
516 Walnut Street-P.O. Box 775
Gadsden, AL 35902
PHONE: 256-543-3707
FAX: 256-543-9800

                               INDEPENDENT AUDITORS' REPORT
                            -----------------------------------

To the Partners
Heatherwood Apartments, Ltd.
Alexander City, Alabama

We have audited the accompanying balance sheets of Heatherwood Apartments, Ltd., a limited partnership, as of December 31, 2005 and 2004, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with standards generally accepted in the United States of America and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heatherwood Apartments, Ltd., as of December 31, 2005 and 2004, and the results of its operations, changes in partners' capital and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 and 10 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements, and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountants

Gadsden, Alabama
February 28, 2006

Item 9.  Changes in and disagreements with Accountants on Accounting and Financial          Disclosures

   On or about January 3, 2006, Spence, Marston, Bunch, Morris & Co., Certified Public Accountants, P.C. ("SMBM") resigned as the principal independent accountant of Gateway. As explained to the Registrant by SMBM, the Registrant and its two affiliated funds were the only clients of SMBM required to file reports as a public company under the Securities Exchange Act of 1934. SMBM decided to resign due to the economic unfeasibility of providing auditing services to a small number of public company clients.

   During the years ended March 31, 2005 and March 31, 2004, and the subsequent interim periods through January 3, 2006, there were no disagreements with SMBM on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of SMBM, would have caused them to make reference to the subject matter of the disagreement in connection with their report. In addition, none of the reportable events listed in Item 304(a)(1)(v) of Regulation S-K occurred with respect to the Registrant during the Registrant's two most recent fiscal years and the subsequent interim periods preceding the resignation of SMBM.

   The audit reports of SMBM on the financial statements of the Registrant for the two most recent fiscal years ended March 31, 2005 and March 31, 2004 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

   On January 11, 2006, Gateway engaged the firm of Reznick Group, P.C. ("Reznick") as its independent registered public accounting firm. The engagement was authorized by Gateway's audit committee. From January 1, 2004 to such date of engagement, neither Gateway nor anyone on behalf of Gateway consulted with Reznick regarding any matter requiring disclosure under Item 304(a)(2) of Regulation S-K.

Item 9a.  Controls and Procedures

   Within 90 days prior to the filing of this report, under the supervision and with the participation of the Partnership's management, including the chief executive and chief financial officers of the Partnership's Managing General Partner, an evaluation of the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities and Exchange Act of 1934) was performed. Based on this evaluation, such officers have concluded that the Partnership's disclosure controls and procedures were effective as of the date of that evaluation in alerting them in a timely manner to material information relating to the Partnership required to be included in this report and the Partnership's other reports that it files or submits under the Securities Exchange Act of 1934. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 9B.  Other Information

   None.

PART III

Item 10.  Directors and Executive Officers of Gateway

   Gateway has no directors or executive officers. Gateway's affairs are managed and controlled by the Managing General Partner. Certain information concerning the directors and certain officers of the Managing General Partner are set forth below.

Raymond James Tax Credit Funds, Inc. - Managing General Partner

   Raymond James Tax Credit Funds, Inc. is the Managing General Partner and is responsible for decisions pertaining to the acquisition and sale of Gateway's interests in the Project Partnerships and other matters related to the business operations of Gateway. Certain officers and the directors of the Managing General Partner are as follows:

Ronald M. Diner, age 62, is President and a Director. He is a Senior Vice President of Raymond James & Associates, Inc., with whom he has been employed since June 1983. Mr. Diner received an MBA degree from Columbia University (1968) and a BS degree from Trinity College (1966). Prior to joining Raymond James & Associates, Inc., he managed the broker-dealer activities of Pittway Real Estate, Inc., a real estate development firm. He was previously a loan officer at Marine Midland Realty Credit Corp., and spent three years with Common, Dann & Co., a New York regional investment firm. He has served as a member of the Board of Directors of the Council for Rural Housing and Development, a national organization of developers, managers and syndicators of properties developed under the RECD Section 515 program, and is a member of the Board of Directors of the Florida Council for Rural Housing and Development. Mr. Diner has been a speaker and panel member at state and national seminars relating to the low-income housing credit.

J. Davenport Mosby, age 50, is a Vice President and a Director. He is a Senior Vice President of Raymond James & Associates, Inc. which he joined in 1982. Mr. Mosby received an MBA from the Harvard Business School (1982). He graduated magna cum laude with a BA from Vanderbilt University where he was elected to Phi Beta Kappa.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    Neither of the General Partners own any units of the outstanding securities of Gateway as of March 31, 2006. Ronald M. Diner, President of Raymond James Tax Credit Funds, Inc. owns 5 units of Series 7. None of the other directors and officers own any units of the outstanding securities of Gateway as of March 31, 2006.

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

   For the periods ended March 31, 2006, 2005, and 2004 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

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
	2006 ----	2005 ----	2004 ----
Series 7	$ 86,447	$ 86,447	$ 86,749
Series 8	89,908	89,908	90,313
Series 9	49,509	49,509	49,711
Series 10	33,819	33,819	33,890
Series 11	28,021 --------	28,021 --------	28,254 --------
Total	$287,704 ========	$287,704 ========	$288,917 ========

   General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statement of Operations.
	2006 ----	2005 ----	2004 ----
Series 7	$ 84,526	$ 56,857	$ 56,842
Series 8	93,195	62,689	62,671
Series 9	52,016	34,990	34,979
Series 10	32,510	21,868	21,863
Series 11	26,008 --------	17,494 --------	17,491 --------
Total	$288,255 ========	$193,898 ========	$193,846 ========

Total unpaid asset management fees and administrative expenses payable to the General Partners, which are included on the Balance Sheet as of March 31, 2006 and 2005 are as follows:
	March 31, 2006 --------------	March 31, 2005 --------------
Series 7	$ 704,516	$ 611,609
Series 8	735,669	639,507
Series 9	458,715	404,547
Series 10	76,798	40,082
Series 11	13,071 -----------	0 -----------
Total	$1,988,769 ===========	$1,695,745 ===========

Item 14.  Principal Accounting Fees & Services

  The aggregate fees incurred by the Partnership's principal accounting firm, Reznick Group, P.C., for professional services rendered for the audit of the annual financial statements and review of financial statements included in the Partnership's quarterly report on Form 10-Q for the year ended March 31, 2006 was $70,000. The aggregate fees incurred by the Partnership's former principal accounting firm, Spence, Marston, Bunch, Morris and Co., during fiscal year 2006 for review of certain quarterly reports on Form 10-Q were $1,575.

  Tax - During fiscal 2006 and 2005, Spence, Marston, Bunch, Morris & Co. was engaged to prepare the Partnership's federal tax return, for which they billed $7,000 and $5,500 for 2006 and 2005, respectively.

  Other Fees - The Company's Audit Committee Charter requires that the Committee approve the engagement of the principal auditing firm prior to the rendering of any audit or non-audit services. During fiscal 2006, 100% of the audit related and other services and 100% of the tax services were pre-approved by the Audit Committee.

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

b.        Exhibit Index -
Exhibit
Number     Description

  3.1        Certificate of Limited Partnership of Gateway Tax Credit Fund III Ltd. (Filed as an Exhibit to            Registration Statement on Form S-11, File No. 33-44238 and incorporated herein by reference.)
  4.1        The form of Partnership Agreement of the Partnership (included as Exhibit "A" to the            Prospectus and incorporated herein by reference.)
  16         Letter of Spence, Marston, Bunch, Morris & Co. (Filed as Exhibit 16 to Report on Form 8-K            filed January 12, 2006 and incorporated herein by reference.)

         23         The consent of Reznick Group, P.A. (Filed herewith).

         23         The consent of Spence, Marston, Bunch, Morris & Co. (Filed herewith.)

         31.1       Certification required by Rule 15d-14(a).  (Filed herewith.)

         31.2       Certification required by Rule 15d-14(a).  (Filed herewith.)
  32         Certification required by Rule 15d-14(b).  (Filed herewith.)
             Reports filed on Form 8-K
  Item 4.01 Changes in Registrant's Certifying Accountant, Form 8-K (Filed January 12, 2006 and incorporated herein by reference.)

  Item 4.01 Changes in Registrant's Certifying Accountant, form 8-K (Filed January 5, 2006 and incorporated herein by reference.)

  Item 8.01 Other Events, form 8-K (Filed August 12, 2005 and incorporated herein by reference.)

  GATEWAY TAX CREDIT FUND III LTD.
  SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
  OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
  AS OF DECEMBER 31, 2005

  SERIES 7
  Apartment Properties
Partnership -----------	Location --------	# of Units ----------	Mortgage Loan Balance -------------

  Nottingham

  Cedar Hollow

  Sunrise

  Mountain City

  Burbank

  Washington

  BrookStone

  Tazewell

  N. Irvine

  Horton

  Manchester

  Waynesboro

  Lakeland II

  Mt. Vernon

  Meadow Run

  Spring Creek II

  Warm Springs

  Blue Ridge

  Walnut

  Pioneer

  Dilley

  Elsa

  Clinch View

  Jamestown

  Leander

  Louisa Sr.

  Orchard Commons

  Vardaman

  Heritage Park

  BrooksHollow

  Cavalry Crossing

  Carson City

  Matteson

  Pembroke

  Robynwood

  Atoka

  Coalgate

  Hill Creek

  Cardinal

  Pisgah, AL

  Waterloo, NE

  Mission, SD

  Mountain City, TN

  Falls City, NE

  Bloomfield, NE

  McCaysville, GA

  New Tazewell, TN

  Irvine, KY

  Horton, KS

  Manchester, GA

  Waynesboro, GA

  Lakeland, GA

  Mt. Vernon, GA

  Dawson, GA

  Quitman, GA

  Warm Springs, GA

  Blue Ridge, GA

  Elk Point, SD

  Mountain View, AR

  Dilley, TX

  Elsa, TX

  Gate City, VA

  Jamestown, TN

  Leander, TX

  Louisa, KY

  Crab Orchard, KY

  Vardaman, MS

  Paze, AZ

  Jasper, GA

  Ft. Scott, KS

  Carson City, KS

  Capa, KS

  Pembroke, KY

  Cynthiana, KY

  Atoka, OK

  Coalgate, OK

  West Blocton, AL

  Mountain Home. AR

18 24 44 40 24 24 40 44 24 24 42 24 30 24 48 24 22 41 24 48 28 40 42 40 36 36 12 24 32 40 40 24 24 16 24 24 24 24 32

  $   564,957

  746,276

  1,983,610

  1,290,517

  790,654

  784,755

  1,171,586

  1,373,467

  776,407

  753,653

  1,178,901

  658,171

  816,931

  724,716

  1,397,771

  653,849

  662,206

  1,074,215

  806,456

  1,187,668

  711,617

  1,016,908

  1,428,515

  1,197,250

  898,322

  1,168,054

  331,244

  717,294

  1,220,572

  1,156,286

  1,392,706

  773,741

  748,304

  500,298

  759,438

  661,755

  661,626

  759,690

  142,038

------------
$35,642,424
============

  GATEWAY TAX CREDIT FUND III LTD.
  SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
  OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
  AS OF DECEMBER 31, 2005
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

  85,831

  1,769,346

  232,730

  420,600

  556,817

  1,240,266

  845,487

  304,575

  275,465

  1,191,722

  666,155

  830,194

  724,691

  1,483,038

  651,152

  581,275

  1,104,950

  920,866

  351,280

  12,647

  15,105

  1,323,536

  1,082,960

  57,034

  979,128

  (1,684)

  811,805

  195,585

  1,187,723

  855,986

  524,245

  372,608

  411,021

  661,574

  0

  0

  339,919

  110,181

	-----------	------------	------------
	$ 1,666,043	$21,441,174	$23,184,260
	===========	============	============

  GATEWAY TAX CREDIT FUND III LTD.
  SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
  OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
  AS OF DECEMBER 31, 2005
SERIES 7 Apartment Properties	Gross Amount At Which Carried At December 31, 2005 --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Total -----

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

  37,500

  29,600

  19,500

  40,000

  30,000

  20,000

  0

  20,000

  30,000

  30,000

  40,000

  99,000

  53,800

  46,000

  90,000

  28,789

  15,000

  199,000

  67,000

  101,365

  40,028

  39,000

  22,000

  35,000

  16,000

  22,500

  29,337

  24,207

  $   703,560

  975,186

  2,606,346

  1,578,556

  1,016,380

  958,252

  1,416,449

  1,680,298

  1,000,982

  916,925

  1,425,446

  781,825

  980,047

  881,026

  1,704,840

  778,475

  802,966

  1,339,143

  1,032,945

  1,444,198

  860,402

  1,302,015

  1,732,983

  1,519,835

  1,120,234

  1,428,537

  450,872

  905,682

  1,439,285

  1,370,907

  1,731,167

  925,417

  918,360

  601,304

  976,684

  819,334

  806,005

  962,210

  761,033

  $   724,630

  1,000,186

  2,636,346

  1,645,556

  1,041,380

  988,252

  1,461,449

  1,755,298

  1,028,582

  932,540

  1,474,901

  819,325

  1,009,647

  900,526

  1,744,840

  808,475

  822,966

  1,339,143

  1,052,945

  1,474,198

  890,402

  1,342,015

  1,831,983

  1,573,635

  1,166,234

  1,518,537

  479,661

  920,682

  1,638,285

  1,437,907

  1,832,532

  965,445

  957,360

  623,304

  1,011,684

  835,334

  828,505

  991,547

  785,240

	-----------	------------	------------
	$ 1,635,366	$44,656,111	$46,291,477
	===========	============	============

  GATEWAY TAX CREDIT FUND III LTD.
  SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
  OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
  AS OF DECEMBER 31, 2005
SERIES 7 Apartment Properties Partnership -----------	Accumulated Depreciation ------------	Depreciable Life -----------

  Nottingham

  Cedar Hollow

  Sunrise

  Mountain City

  Burbank

  Washington

  BrookStone

  Tazewell

  N. Irvine

  Horton

  Manchester

  Waynesboro

  Lakeland II

  Mt. Vernon

  Meadow Run

  Spring Creek II

  Warm Springs

  Blue Ridge

  Walnut

  Pioneer

  Dilley

  Elsa

  Clinch View

  Jamestown

  Leander

  Louisa Sr.

  Orchard Commons

  Vardaman

  Heritage Park

  BrooksHollow

  Cavalry Crossing

  Carson City

  Matteson

  Pembroke

  Robynwood

  Atoka

  Coalgate

  Hill Creek

  Cardinal

  $   252,642

  363,693

  1,210,552

  800,913

  410,035

  456,323

  625,206

  830,480

  339,920

  485,370

  593,933

  336,383

  429,550

  368,022

  743,930

  334,114

  353,772

  610,282

  385,479

  502,195

  233,520

  409,590

  846,974

  730,475

  543,633

  502,393

  165,078

  303,664

  721,686

  591,998

  604,564

  448,076

  458,587

  211,862

  336,973

  426,063

  425,159

  408,348

  220,990

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
$19,022,427
===========

  GATEWAY TAX CREDIT FUND III LTD.
  SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
  OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
  AS OF DECEMBER 31, 2005
SERIES 8 Apartment Properties Partnership -----------	Location --------	# of Units ----------	Mortgage Loan Balance ------------

  Purdy

  Galena

  Antlers 2

  Holdenville

  Wetumka

  Mariners Cove

  Mariners Cove Sr.

  Antlers

  Bentonville

  Deerpoint

  Aurora

  Baxter

  Arbor Gate

  Timber Ridge

  Concordia Sr.

  Mountainburg

  Lincoln

  Fox Ridge

  Meadow View

  Sheridan

  Morningside

  Grand Isle

  Meadowview

  Taylor

  Brookwood

  Pleasant Valley

  Reelfoot

  River Rest

  Kirskville

  Cimmaron

  Kenton

  Lovingston

  Pontotoc

  So. Brenchley

  Hustonville

  Northpoint

  Brooks Field

  Brooks Lane

  Brooks Point

  Brooks Run

  Logan Heights

  Lakeshore 2

  Cottondale

  Purdy, MO

  Galena, KS

  Antlers, OK

  Holdenville, OK

  Wetumka, OK

  Marine City, MI

  Marine City, MI

  Antlers, OK

  Bentonville, AR

  Elgin, AL

  Aurora, MO

  Baxter Springs, KS

  Bridgeport, AL

  Collinsville, AL

  Concordia, KS

  Mountainburg, AR

  Pierre, SD

  Russellville, AL

  Bridgeiport, NE

  Auburn, NE

  Kenton, OH

  Grand Isle, ME

  Van Buren, AR

  Taylor, TX

  Gainesboro, TN

  Lynchburg, TN

  Ridgely, TN

  Newport, TN

  Kirksville, MO

  Arco, ID

  Kenton, OH

  Lovingston, VA

  Pontotoc, MS

  Rexburg, ID

  Hustonville, KY

  Jackson, KY

  Louisville, GA

  Clayton, GA

  Dahlonega, GA

  Jasper, GA

  Russellville, KY

  Tuskegee, AL

  Cottondale, FL

16 24 24 24 24 32 24 36 24 24 28 16 24 24 24 24 25 24 16 16 32 16 29 44 44 33 20 34 24 24 46 64 36 30 16 24 32 36 41 24 24 36 25

  $   450,343

  596,965

  622,036

  707,192

  641,726

  1,017,101

  787,740

  1,070,515

  512,586

  727,468

  713,544

  418,318

  738,959

  721,281

  669,345

  697,206

  874,306

  729,316

  580,228

  596,273

  955,634

  925,480

  739,890

  1,220,584

  1,434,693

  1,079,152

  640,371

  1,126,709

  671,595

  813,385

  1,403,872

  2,182,713

  1,083,829

  1,215,746

  511,261

  880,033

  938,919

  1,084,729

  1,345,533

  746,323

  773,634

  1,134,521

  751,762

------------
$37,532,816
============

  GATEWAY TAX CREDIT FUND III LTD.
  SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
  OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
  AS OF DECEMBER 31, 2005
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

  362,505

  761,859

  877,598

  792,876

  1,134,974

  901,745

  1,270,510

  743,269

  912,974

  716,471

  418,296

  873,748

  879,334

  776,131

  863,990

  933,872

  867,785

  686,959

  373,018

  1,152,691

  1,180,210

  954,717

  1,185,923

  1,780,090

  1,288,452

  118,127

  431,259

  188,140

  611,963

  785,703

  2,215,782

  312,296

  492,781

  672,270

  942,599

  113,295

  123,401

  135,053

  158,025

  422,778

  273,501

  911,975

  $   37,264

  421,077

  0

  0

  0

  64,402

  51,019

  0

  0

  2,600

  51,299

  137,057

  25,138

  31,795

  (14,742)

  0

  78,278

  0

  13,776

  389,543

  5,963

  (31,773)

  0

  238,534

  9,015

  13,379

  698,721

  945,992

  593,352

  510,511

  934,357

  353,279

  988,172

  984,634

  5,425

  7,498

  1,018,634

  1,174,783

  1,416,461

  716,676

  504,352

  1,111,247

  344

	-----------	------------	------------
	$ 2,280,425	$32,092,541	$13,488,062
	===========	============	============

  GATEWAY TAX CREDIT FUND III LTD.
  SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
  OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
  AS OF DECEMBER 31, 2005

  SERIES 8
Gross Amount At Which Carried At December 31, 2005 --------------------
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

  19,200

  26,000

  15,000

  19,977

  64,000

  46,216

  50,529

  15,220

  19,500

  35,000

  14,845

  43,218

  15,145

  65,000

  20,000

  121,000

  35,000

  18,000

  20,100

  31,163

  20,000

  40,000

  105,334

  28,148

  56,269

  13,827

  52,062

  50,000

  6,000

  61,699

  171,772

  40,500

  99,658

  20,000

  140,000

  45,761

  57,500

  108,000

  50,366

  24,600

  45,000

  36,000

  $   583,483

  783,582

  761,859

  877,598

  792,876

  1,252,568

  978,800

  1,270,510

  743,269

  929,324

  897,120

  554,308

  898,886

  911,129

  761,389

  863,990

  1,012,150

  867,785

  711,735

  762,561

  1,158,654

  1,148,437

  954,717

  1,424,458

  1,789,105

  1,301,831

  816,021

  1,375,939

  781,492

  1,134,474

  1,720,060

  2,576,274

  1,300,468

  1,477,415

  677,695

  950,097

  1,131,930

  1,298,184

  1,551,514

  874,335

  927,130

  1,384,748

  912,319

  $   595,683

  802,782

  787,859

  892,598

  812,853

  1,316,568

  1,025,016

  1,321,039

  758,489

  948,824

  932,120

  569,153

  942,104

  926,274

  826,389

  883,990

  1,133,150

  902,785

  729,735

  782,661

  1,189,817

  1,168,437

  994,717

  1,529,792

  1,817,253

  1,358,100

  829,848

  1,428,001

  831,492

  1,140,474

  1,781,759

  2,748,046

  1,340,968

  1,577,073

  697,695

  1,090,097

  1,177,691

  1,355,684

  1,659,514

  924,701

  951,730

  1,429,748

  948,319

	-----------	------------	------------
	$ 1,978,809	$45,882,219	$47,861,028
	===========	============	============

  GATEWAY TAX CREDIT FUND III LTD.
  SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
  OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
  AS OF DECEMBER 31, 2005
SERIES 8 Apartment Properties Partnership -----------	Accumulated Depreciation ------------	Depreciable Life -----------

  Purdy

  Galena

  Antlers 2

  Holdenville

  Wetumka

  Mariners Cove

  Mariners Cove Sr.

  Antlers

  Bentonville

  Deerpoint

  Aurora

  Baxter

  Arbor Gate

  Timber Ridge

  Concordia Sr.

  Mountainburg

  Lincoln

  Fox Ridge

  Meadow View

  Sheridan

  Morningside

  Grand Isle

  Meadowview

  Taylor

  Brookwood

  Pleasant Valley

  Reelfoot

  River Rest

  Kirskville

  Cimmaron

  Kenton

  Lovingston

  Pontotoc

  So. Brenchley

  Hustonville

  Northpoint

  Brooks Field

  Brooks Lane

  Brooks Point

  Brooks Run

  Logan Heights

  Lakeshore 2

  Cottondale

  $   323,916

  397,956

  396,510

  442,775

  402,133

  605,004

  466,507

  649,474

  400,341

  259,183

  465,327

  273,642

  294,413

  300,584

  380,460

  435,307

  467,742

  237,750

  292,530

  271,134

  454,496

  525,405

  477,359

  354,338

  770,298

  573,714

  341,318

  564,774

  369,698

  517,656

  645,487

  1,166,573

  371,008

  670,638

  219,366

  313,658

  460,303

  527,319

  619,368

  361,283

  387,770

  395,175

  368,642

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
$19,218,334
===========

  GATEWAY TAX CREDIT FUND III LTD.
  SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
  OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
  AS OF DECEMBER 31, 2005
SERIES 9 Apartment Properties Partnership -----------	Location --------	# of Units ----------	Mortgage Loan Balance -------------

  Jay

  Boxwood

  Stilwell 3

  Arbor Trace

  Arbor Trace 2

  Omega

  Cornell 2

  Elm Creek

  Marionville

  Lamar

  Mt. Glen

  Centreville

  Skyview

  Sycamore

  Bradford

  Cedar Lane

  Stanton

  Abernathy

  Pembroke

  Meadowview

  Town Branch

  Fox Run

  Maple Street

  Manchester

  Jay, OK

  Lexington, TX

  Stilwell, OK

  Lake Park, GA

  Lake Park, GA

  Omega, GA

  Watertown, SD

  Pierre, SD

  Marionville, MO

  Lamar, AR

  Heppner, OR

  Centreville, AL

  Troy, AL

  Coffeyville, KS

  Cumberland, KY

  London, KY

  Stanton, KY

  Abernathy, TX

  Pembroke, KY

  Greenville, AL

  Mt. Vernon, KY

  Ragland, AL

  Emporium, PA

  Manchester, GA

24 24 16 24 42 36 24 24 20 24 24 24 36 40 24 24 24 24 24 24 24 24 32 18

  $   639,730

  604,336

  455,670

  728,242

  1,433,610

  1,115,056

  906,444

  937,874

  552,942

  700,370

  810,023

  775,703

  1,115,303

  1,391,346

  778,444

  716,274

  787,480

  609,362

  784,605

  650,556

  756,178

  761,718

  1,342,623

  580,950

------------
$19,934,839
============

  GATEWAY TAX CREDIT FUND III LTD.
  SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
  OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
  AS OF DECEMBER 31, 2005
SERIES 9 Apartment Properties	Cost At Acquisition --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Net Improvements Capitalized Subsequent to Acquisition ---------------

  Jay

  Boxwood

  Stilwell 3

  Arbor Trace

  Arbor Trace 2

  Omega

  Cornell 2

  Elm Creek

  Marionville

  Lamar

  Mt. Glen

  Centreville

  Skyview

  Sycamore

  Bradford

  Cedar Lane

  Stanton

  Abernathy

  Pembroke

  Meadowview

  Town Branch

  Fox Run

  Maple Street

  Manchester

	$ 30,000 22,273 15,567 62,500 100,000 35,000 29,155 71,360 24,900 18,000 23,500 36,000 120,000 64,408 66,000 49,750 41,584 30,000 43,000 46,270 21,000 47,467 85,000 24,100	$ 103,524 718,529 82,347 185,273 361,210 188,863 576,296 233,390 409,497 202,240 480,064 220,952 220,161 415,748 285,025 952,314 959,574 751,898 955,687 1,086,351 942,114 919,296 1,178,856 711,035	$ 677,073 30,137 489,218 670,585 1,345,224 1,183,441 591,345 932,044 308,899 684,085 576,242 726,363 1,079,552 1,364,509 704,607 5,958 0 0 7,608 4,715 21,296 11,432 448,225 479
	-----------	------------	------------
	$1,106,834	$13,140,244	$11,863,037
	===========	============	============

  GATEWAY TAX CREDIT FUND III LTD.
  SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
  OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
  AS OF DECEMBER 31, 2005
SERIES 9 Apartment Properties	Gross Amount At Which Carried At December 31, 2005 --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Total -----

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

  748,666

  577,132

  855,858

  1,706,434

  1,372,304

  1,167,641

  1,165,434

  718,296

  886,325

  1,056,306

  947,315

  1,299,713

  1,780,065

  989,632

  958,272

  959,574

  751,898

  963,295

  1,091,066

  963,410

  930,728

  1,627,081

  708,414

  $   810,597

  770,939

  587,132

  918,358

  1,806,434

  1,407,304

  1,196,796

  1,236,794

  743,296

  904,325

  1,079,806

  983,315

  1,419,713

  1,844,665

  1,055,632

  1,008,022

  1,001,158

  781,898

  1,006,295

  1,137,336

  984,410

  978,195

  1,712,081

  735,614

	-----------	------------	------------
	$1,099,659	$25,010,456	$26,110,115
	===========	============	============

  GATEWAY TAX CREDIT FUND III LTD.
  SCHEDULE III -REAL ESTATE AND ACCUMULATED DEPRECIATION
  OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
  AS OF DECEMBER 31, 2005
SERIES 9 Apartment Properties Partnership -----------	Accumulated Depreciation -------------	Depreciable Life -----------

  Jay

  Boxwood

  Stilwell 3

  Arbor Trace

  Arbor Trace 2

  Omega

  Cornell 2

  Elm Creek

  Marionville

  Lamar

  Mt. Glen

  Centreville

  Skyview

  Sycamore

  Bradford

  Cedar Lane

  Stanton

  Abernathy

  Pembroke

  Meadowview

  Town Branch

  Fox Run

  Maple Street

  Manchester

$ 376,309 375,573 278,346 327,100 651,273 530,210 541,944 516,788 352,292 431,862 490,522 447,226 378,440 528,857 318,169 328,991 326,837 370,246 315,893 308,102 294,675 388,190 488,949 273,620

  5.0-25.0

  5.0-25.0

  5.0-25.0

  10.0-30.0

  10.0-30.0

  5.0-50.0

  5.0-30.0

  5.0-27.5

  7.0-27.5

  5.0-25.0

  7.0-27.5

  5.0-40.0

  5.0-40.0

  12.0-40.0

  5.0-40.0

  5.0-40.0

  5.0-40.0

  5.0-25.0

  7.0-40.0

  5.0-40.0

  7.0-40.0

  7.0-27.5

  7.0-40.0

  5.0-27.5

-----------
$ 9,640,414
===========

  GATEWAY TAX CREDIT FUND III LTD.
  SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
  OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
  AS OF DECEMBER 31, 2005
SERIES 10 Apartment Properties Partnership -----------	Location --------	# of Units ----------	Mortgage Loan Balance ------------
Redstone Albany Oak Terrace Wellshill Applegate Heatherwood Peachtree Donna Wellsville Tecumseh Clay City Irvine West New Castle Stigler Courtyard	Challis, ID Albany, KY Bonifay, FL West Liberty, KY Florence, AL Alexander City, AL Gaffney, SC Donna, TX Wellsville, NY Tecumseh, NE Clay City, KY Irvine, KY New Castle, KY Stigler, OK Huron, SD	24 24 18 32 36 36 28 50 24 24 24 24 24 20 21	$ 827,582 759,138 531,942 1,064,647 1,114,105 874,264 984,690 1,395,814 1,026,078 878,260 797,861 795,940 790,549 582,784 631,322
------------
$13,054,976
============
Cost At Acquisition --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Net Improvements Capitalized Subsequent to Acquisition ----------------
Redstone Albany Oak Terrace Wellshill Applegate Heatherwood Peachtree Donna Wellsville Tecumseh Clay City Irvine West New Castle Stigler Courtyard	$ 24,000 39,500 27,200 75,000 125,000 55,000 25,000 112,000 38,000 20,000 22,750 25,000 40,575 24,000 12,000	$ 747,591 990,162 633,284 1,270,844 1,467,675 1,551,679 1,021,466 1,661,889 1,286,389 1,038,151 998,334 1,060,585 971,520 730,056 465,936	$ 387,636 12,867 3,996 5,100 263,210 36,135 54,530 4,778 81,955 79,110 17,924 11,602 11,511 0 301,748
	-------	------------	------------
	$665,025	$15,895,561	$ 1,272,102
	========	============	============

  GATEWAY TAX CREDIT FUND III LTD.
  SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
  OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
  AS OF DECEMBER 31, 2005
SERIES 10 Apartment Properties	Gross Amount At Which Carried At December 31, 2005 --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Total -----
Redstone Albany Oak Terrace Wellshill Applegate Heatherwood Peachtree Donna Wellsville Tecumseh Clay City Irvine West New Castle Stigler Courtyard	$ 7,600 39,500 27,200 75,000 125,000 55,000 25,000 112,000 38,000 20,000 22,750 25,000 40,575 24,000 12,000	$ 1,151,627 1,003,029 637,280 1,275,944 1,730,885 1,587,814 1,075,996 1,666,667 1,368,344 1,117,261 1,016,258 1,072,187 983,031 730,056 767,684	$ 1,159,227 1,042,529 664,480 1,350,944 1,855,885 1,642,814 1,100,996 1,778,667 1,406,344 1,137,261 1,039,008 1,097,187 1,023,606 754,056 779,684
	-----------	------------	------------
	$ 648,625	$17,184,063	$17,832,688
	===========	============	============
Partnership -----------	Accumulated Depreciation ------------	Depreciable Life -----------
Redstone Albany Oak Terrace Wellshill Applegate Heatherwood Peachtree Donna Wellsville Tecumseh Clay City Irvine West New Castle Stigler Courtyard	$ 536,653 344,592 271,947 405,828 489,002 447,637 314,967 397,295 616,881 317,304 308,582 325,887 296,156 222,875 273,455	7.0-27.5 5.0-40.0 5.0-27.5 5.0-40.0 5.0-40.0 5.0-40.0 5.0-40.0 7.0-50.0 7.0-27.5 5.0-50.0 5.0-40.0 5.0-40.0 5.0-40.0 5.0-25.0 5.0-40.0
-----------
$5,569,061
===========

  GATEWAY TAX CREDIT FUND III LTD.
  SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
  OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
  AS OF DECEMBER 31, 2005
SERIES 11 Apartment Properties Partnership -----------	Location --------	# of Units ----------	Mortgage Loan Balance -------------
Homestead Mountain Oak Eloy Gila Bend Creekstone Tifton Cass Towne Warsaw Royston Red Bud Cardinal Parsons	Pinetop, AZ Collinsville, AL Eloy, AZ Gila Bend, AZ Dallas, GA Tifton, GA Cartersville, GA Warsaw, VA Royston, GA Mokane, MO Mountain Home, AR Parsons, KS	32 24 24 36 40 36 10 56 25 8 32 38	$ 1,287,898 666,909 638,056 960,401 685,442 804,766 58,000 2,609,985 731,449 235,124 92,665 1,076,376
------------
$ 9,847,071
============
Cost At Acquisition --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Net Improvements Capitalized Subsequent to Acquisition ---------------
Homestead Mountain Oak Eloy Gila Bend Creekstone Tifton Cass Towne Warsaw Royston Red Bud Cardinal Parsons	$ 126,000 30,000 12,000 18,000 130,625 17,600 22,690 146,800 36,000 5,500 15,793 45,188	$ 1,628,502 473,033 882,913 945,233 170,655 192,853 301,458 3,200,738 785,602 295,617 424,616 953,512	$ 56,888 391,422 110,332 412,034 1,707,324 1,496,433 5,257 55,839 113,557 447 71,883 380,612
	-----------	------------	------------
	$606,196	$10,254,732	$4,802,028
	===========	============	============

  GATEWAY TAX CREDIT FUND III LTD.
  SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
  OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
  AS OF DECEMBER 31, 2005
SERIES 11 Apartment Properties	Gross Amount At Which Carried At December 31, 2005 --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Total -----
Homestead Mountain Oak Eloy Gila Bend Creekstone Tifton Cass Towne Warsaw Royston Red Bud Cardinal Parsons	$ 126,000 30,000 12,000 18,000 130,650 17,327 22,690 146,800 36,000 5,500 15,793 38,437	$ 1,685,390 864,455 993,245 1,357,267 1,877,954 1,689,559 306,715 3,256,577 899,159 296,064 496,499 1,340,875	$ 1,811,390 894,455 1,005,245 1,375,267 2,008,604 1,706,886 329,405 3,403,377 935,159 301,564 512,292 1,379,312
	-----------	------------	------------
	$ 599,197	$15,063,759	$15,662,956
	===========	============	============
Partnership -----------	Accumulated Depreciation ------------	Depreciable Life ------------
Homestead Mountain Oak Eloy Gila Bend Creekstone Tifton Cass Towne Warsaw Royston Red Bud Cardinal Parsons	$ 523,969 362,601 442,254 592,370 697,115 429,379 89,825 1,263,727 325,335 78,156 144,174 365,749	5.0-40.0 5.0-27.5 5.0-27.5 5.0-40.0 7.0-27.5 5.0-25.0 7.0-27.5 7.0-27.5 7.0-40.0 7.0-40.0 7.0-27.5 12.0-40.0
-----------
$ 5,314,654
===========

  SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
  OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
  AS OF DECEMBER 31, 2005
  GATEWAY TAX CREDIT FUND III LTD.
  NOTES TO SCHEDULE III

  SERIES 7
  Balance at beginning of period -
  December 31, 2004
   Additions during period:
    Acquisitions through foreclosure
    Other acquisitions
    Improvements, etc.
    Other

   Deductions during period:
    Cost of real estate sold

	$ 108,161 0 0 0 --------- 0 ---------	$46,183,316 108,161 0 -----------
Balance at end of period - December 31, 2005		$46,291,477 ============
Reconciliation of Accumulated Depreciation current year changes: Balance at beginning of period - December 31, 2004 Current year expense Less Accumulated Depreciation of real estate sold		$17,552,593 1,472,897 (3,063) -----------
Balance at end of period - December 31, 2005		$19,022,427 ============

  SCHEDULE III -REAL ESTATE AND ACCUMULATED DEPRECIATION
  OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
  AS OF DECEMBER 31, 2005
  GATEWAY TAX CREDIT FUND III LTD.
  NOTES TO SCHEDULE III

  Series 8
  Balance at beginning of period -
  December 31, 2004
   Additions during period:
    Acquisitions through foreclosure
    Other acquisitions
    Improvements, etc.
    Other

   Deductions during period:
    Cost of real estate sold
    Other

	$ 140,600 0 0 0 ------- 0 0 -------	$47,720,428 140,600 0 -----------
Balance at end of period - December 31, 2005		$47,861,028 ============
Reconciliation of Accumulated Depreciation current year changes: Balance at beginning of period - December 31, 2004 Current year expense Less Accumulated Depreciation of real estate sold Other		$17,821,451 1,485,222 (88,339) 0 -----------
Balance at end of period - December 31, 2005		$19,218,334 ============

  SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
  OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
  AS OF DECEMBER 31, 2005
  GATEWAY TAX CREDIT FUND III LTD.
  NOTES TO SCHEDULE III

  Series 9
  Balance at beginning of period -
  December 31, 2004
   Additions during period:
    Acquisitions through foreclosure
    Other acquisitions
    Improvements, etc.
    Other

   Deductions during period:
    Cost of real estate sold
    Other

	$ 73,252 0 0 0 -------- 0 0 --------	$26,036,863 73,252 0 -----------
Balance at end of period - December 31, 2005		$26,110,115 ============
Reconciliation of Accumulated Depreciation current year changes: Balance at beginning of period - December 31, 2004 Current year expense Less Accumulated Depreciation of real estate sold Other		8,872,295 767,851 268 0 -----------
Balance at end of period - December 31, 2005		$ 9,640,414 ============

  SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
  OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
  AS OF DECEMBER 31, 2005
  GATEWAY TAX CREDIT FUND III LTD.
  NOTES TO SCHEDULE III

  Series 10
  Balance at beginning of period -
  December 31, 2004
   Additions during period:
    Acquisitions through foreclosure
    Other acquisitions
    Improvements, etc.
    Other

   Deductions during period:
    Cost of real estate sold
    Other

	$ 76,277 0 0 0 -------- 0 0 --------	$17,756,411 76,277 0 ----------
Balance at end of period - December 31, 2005		$17,832,688 ============
Reconciliation of Accumulated Depreciation current year changes: Balance at beginning of period - December 31, 2004 Current year expense Less Accumulated Depreciation of real estate sold Other		$ 5,103,348 465,714 (1) 0 -----------
Balance at end of period - December 31, 2005		$ 5,569,061 ============

  SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
  OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
  AS OF DECEMBER 31, 2005
  GATEWAY TAX CREDIT FUND III LTD.
  NOTES TO SCHEDULE III

  Series 11
  Balance at beginning of period -
  December 31, 2004
   Additions during period:
    Acquisitions through foreclosure
    Other acquisitions
    Improvements, etc.
    Other

   Deductions during period:
    Cost of real estate sold
    Other

	$ 59,248 0 0 0 -------- 0 0 --------	$15,603,708 59,248 0 -----------
Balance at end of period - December 31, 2005		$15,662,956 ===========
Reconciliation of Accumulated Depreciation current year changes: Balance at beginning of period - December 31, 2004 Current year expense Less Accumulated Depreciation of real estate sold Other		$ 4,809,337 505,318 (1) 0 -----------
Balance at end of period - December 31, 2005		$ 5,314,654 ===========

  GATEWAY TAX CREDIT FUND III LTD.
  SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
  AS OF DECEMBER 31, 2005
SERIES 7 PARTNERSHIP -----------	# OF UNITS -----	BALANCE -------	INTEREST RATE --------	MONTHLY DEBT SERVICE -------	TERM (YEARS) ------

  Nottingham

  Cedar Hollow

  Sunrise

  Mountain City

  Burbank

  Washington

  BrookStone

  Tazewell

  N. Irvine

  Horton

  Manchester

  Waynesboro

  Lakeland II

  Mt. Vernon

  Meadow Run

  Spring Creek II

  Warm Springs

  Blue Ridge

  Walnut

  Pioneer

  Dilley

  Elsa

  Clinch View

  Jamestown

  Leander

  Louisa Sr.

  Orchard Commons

  Vardaman

  Heritage Park

  BrooksHollow

  Cavalry Crossing

  Carson City

  Matteson

  Pembroke

  Robynwood

  Atoka

  Coalgate

  Hill Creek

  Cardinal

18 24 44 40 24 24 40 44 24 24 42 24 30 24 48 24 22 41 24 48 28 40 42 40 36 36 12 24 32 40 40 24 24 16 24 24 24 24 32

  $   564,957

  746,276

  1,983,610

  1,290,517

  790,654

  784,755

  1,171,586

  1,373,467

  776,407

  753,653

  1,178,901

  658,171

  816,931

  724,716

  1,397,771

  653,849

  662,206

  1,074,215

  806,456

  1,187,668

  711,617

  1,016,908

  1,428,515

  1,197,250

  898,322

  1,168,054

  331,244

  717,294

  1,220,572

  1,156,286

  1,392,706

  773,741

  748,304

  500,298

  759,438

  661,755

  661,626

  759,690

  142,038
  -----------

  7.75%

  7.75%

  7.25%

  7.75%

  8.25%

  8.25%

  6.50%

  7.25%

  7.75%

  7.75%

  6.50%

  6.50%

  7.25%

  6.50%

  6.50%

  6.50%

  7.25%

  7.25%

  7.75%

  8.25%

  8.25%

  7.75%

  8.75%

  7.25%

  7.75%

  7.25%

  7.75%

  7.25%

  7.75%

  6.50%

  7.75%

  7.25%

  7.25%

  7.25%

  7.25%

  7.25%

  7.25%

  6.50%

  6.50%

  4,182

  3,128

  9,226

  5,399

  2,990

  2,923

  6,491

  6,463

  3,164

  2,845

  6,417

  3,398

  3,800

  3,899

  7,564

  3,623

  2,775

  4,869

  3,401

  4,524

  2,650

  4,347

  7,509

  5,565

  3,506

  6,061

  5,732

  3,006

  5,077

  6,294

  5,676

  3,500

  3,500

  2,951

  5,251

  3,917

  3,793

  3,830

  5,200

50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50
$35,642,424 ===========

  GATEWAY TAX CREDIT FUND III LTD.
  SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
  AS OF DECEMBER 31, 2005
SERIES 8 PARTNERSHIP -----------	# OF UNITS -----	BALANCE -------	INTEREST RATE --------	MONTHLY DEBT SERVICE -------	TERM (YEARS) ------

  Purdy

  Galena

  Antlers 2

  Holdenville

  Wetumka

  Mariners Cove

  Mariners Cove Sr.

  Antlers

  Bentonville

  Deerpoint

  Aurora

  Baxter

  Arbor Gate

  Timber Ridge

  Concordia Sr.

  Mountainburg

  Lincoln

  Fox Ridge

  Meadow View

  Sheridan

  Morningside

  Grand Isle

  Meadowview

  Taylor

  Brookwood

  Pleasant Valley

  Reelfoot

  River Rest

  Kirskville

  Cimmaron

  Kenton

  Lovingston

  Pontotoc

  So. Brenchley

  Hustonville

  Northpoint

  Brooks Field

  Brooks Lane

  Brooks Point

  Brooks Run

  Logan Heights

  Lakeshore 2

  Cottondale

16 24 24 24 24 32 24 36 24 24 28 16 24 24 24 24 25 24 16 16 32 16 29 44 44 33 20 34 24 24 46 64 36 30 16 24 32 36 41 24 24 36 25

  $   450,343

  596,965

  622,036

  707,192

  641,726

  1,017,101

  787,740

  1,070,515

  512,586

  727,468

  713,544

  418,318

  738,959

  721,281

  669,345

  697,206

  874,306

  729,316

  580,228

  596,273

  955,634

  925,480

  739,890

  1,220,584

  1,434,693

  1,079,152

  640,371

  1,126,709

  671,595

  813,385

  1,403,872

  2,182,713

  1,083,829

  1,215,746

  511,261

  880,033

  938,919

  1,084,729

  1,345,533

  746,323

  773,634

  1,134,521

  751,762
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

  7.25%

  7.25%

  7.75%

  7.75%

  2,285

  2,776

  4,085

  4,330

  4,314

  4,600

  3,500

  4,619

  14,430

  6,238

  3,236

  2,720

  4,099

  3,446

  3,350

  3,824

  3,351

  3,398

  2,683

  3,211

  4,331

  8,875

  7,575

  6,644

  7,860

  4,893

  3,892

  4,791

  2,591

  4,428

  6,044

  10,920

  4,490

  5,200

  3,187

  4,112

  4,004

  4,297

  4,833

  2,975

  3,072

  4,147

  2,711

50 50 50 50 50 50 50 50 45 50 50 50 50 50 50 50 50 50 50 50 50 50 39 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50
$37,532,816 ===========

  GATEWAY TAX CREDIT FUND III LTD.
  SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
  AS OF DECEMBER 31, 2005

  SERIES 9
PARTNERSHIP -----------	# OF UNITS -----	BALANCE -------	INTEREST RATE --------	MONTHLY DEBT SERVICE -------	TERM (YEARS) ------

  Jay

  Boxwood

  Stilwell 3

  Arbor Trace

  Arbor Trace 2

  Omega

  Cornell 2

  Elm Creek

  Marionville

  Lamar

  Mt. Glen

  Centreville

  Skyview

  Sycamore

  Bradford

  Cedar Lane

  Stanton

  Abernathy

  Pembroke

  Meadowview

  Town Branch

  Fox Run

  Maple Street

  Manchester

24 24 16 24 42 36 24 24 20 24 24 24 36 40 24 24 24 24 24 24 24 24 32 18

  $   639,730

  604,336

  455,670

  728,242

  1,433,610

  1,115,056

  906,444

  937,874

  552,942

  700,370

  810,023

  775,703

  1,115,303

  1,391,346

  778,444

  716,274

  787,480

  609,362

  784,605

  650,556

  756,178

  761,718

  1,342,623

  580,950
  -----------

			7.25% 6.50% 7.25% 7.25% 7.25% 7.25% 7.25% 7.25% 6.50% 7.25% 6.50% 7.25% 7.25% 7.25% 7.03% 6.50% 7.25% 6.50% 7.25% 0.50% 7.25% 6.50% 7.25% 7.25%	2,851 3,894 2,728 3,309 6,157 4,679 4,135 4,223 2,974 11,480 4,344 3,340 4,771 5,914 3,205 5,465 3,892 3,737 3,495 2,162 4,347 3,685 5,421 2,438	50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 20 50 50 50 50
$19,934,839 ===========

  GATEWAY TAX CREDIT FUND III LTD.
  SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
  AS OF DECEMBER 31, 2005
SERIES 10 PARTNERSHIP -----------	# OF UNITS -----	BALANCE -------	INTEREST RATE --------	MONTHLY DEBT SERVICE -------	TERM (YEARS) ------
Redstone Albany Oak Terrace Wellshill Applegate Heatherwood Peachtree Donna Wellsville Tecumseh Clay City Irvine West New Castle Stigler Courtyard	24 24 18 32 36 36 28 50 24 24 24 24 24 20 21	$ 827,582 759,138 531,942 1,064,647 1,114,105 874,264 984,690 1,395,814 1,026,078 878,260 797,861 795,940 790,549 582,784 631,322 -----------	6.50% 6.50% 6.50% 7.25% 0.50% 0.50% 7.25% 6.50% 6.50% 7.25% 7.25% 7.25% 7.25% 7.25% 6.50%	4,505 4,992 2,861 4,437 - - 4,608 7,509 8,231 3,531 3,619 3,361 5,131 3,813 2,386	50 50 50 50 20 20 50 50 50 50 50 50 50 50 50
$13,054,976 ===========

SERIES 11 PARTNERSHIP -----------	# OF UNITS -----	BALANCE -------	INTEREST RATE --------	MONTHLY DEBT SERVICE -------	TERM (YEARS) ------
Homestead Mountain Oak Eloy Gila Bend Creekstone Tifton Cass Towne Warsaw Royston Red Bud Cardinal Parsons	32 24 24 36 40 36 10 56 25 8 32 38	$ 1,287,898 666,909 638,056 960,401 685,442 804,766 58,000 2,609,985 731,449 235,124 92,665 1,076,376 -----------	6.50% 8.00% 6.00% 8.00% 11.00% 0.00% 3.00% 6.50% 6.75% 7.25% 6.50% 8.00%	6,408 4,666 2,109 3,070 56,427 24,929 17,000 12,984 3,009 863 3,392 3,943	50 50 50 50 30 42 10 50 50 50 50 50
$ 9,847,071 ===========

  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                     GATEWAY TAX CREDIT FUND III, LTD.
                   (A Florida Limited Partnership)
                            By: Raymond James Tax Credit Funds, Inc.

  Date: July 14, 2006               By:/s/ Ronald M. Diner
                                    Ronald M. Diner
                                    President

  Date: July 14, 2006               By:/s/ Jonathan Oorlog
                                    Jonathan Oorlog
                                    Vice President and Chief Financial Officer

  Date: July 14, 2006               By:/s/ Sandra C. Humphreys
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

  Date: July 14, 2006               By:/s/ Ronald M. Diner
                                    Ronald M. Diner
                                    President
                                    Raymond James Tax Credit Funds, Inc.
                                    (the Managing General Partner)

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

  Date: July 14, 2006               By:/s/ Jonathan Oorlog
                                    Jonathan Oorlog
                                    Vice President and Chief Financial Officer
                                    Raymond James Tax Credit Funds, Inc.
                                    (the Managing General Partner)

  EXHIBIT 32

  CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

          We, each hereby certify to the best of our knowledge that the Annual Report of Form 10-K of Gateway Tax Credit Fund III Ltd. for the year ended March 31, 2006 containing the financial statements fully complies with the requirements of Section 13(a) or 15(d)of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the Company.

  /s/ Ronald M. Diner
  President
  Raymond James Tax Credit Funds, Inc.
  (the Managing General Partner)
  July 14, 2006

  /s/ Jonathan Oorlog
  Vice President and Chief Financial Officer
  Raymond James Tax Credit Funds, Inc.
  (the Managing General Partner)
  July 14, 2006