Form 10-Q
period 2006-06-30
GATEWAY TAX CREDIT FUND III LTD
filed 2006-08-14
CIK 881716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended June 30, 2006

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE      ACT OF 1934

For the transition period from            to

Commission File Number:  0-21762

                         Gateway Tax Credit Fund III Ltd.
             (Exact name of Registrant as specified in its charter)

          Florida                                      59-3090386
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

Large accelerated filer [ ]  Accelerated filer [ ]  Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [ ]     No [X]

PART I - Financial Information

Item 1.  Financial Statements

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEET
SERIES 7	JUNE 30, 2006 ---------- (Unaudited)	MARCH 31, 2006 --------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (10,395 units for Series 7 at June 30, 2006 and March 31, 2006)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  374,087
77,549
-----------
451,636

76,376
620,044
-----------
$1,148,056
===========

$   54,074
-----------
54,074
-----------

665,935
-----------

515,045
(86,998)
-----------
428,047
-----------
$1,148,056
===========

$  394,030
76,135
-----------
470,165

74,969
641,745
-----------
$1,186,879
===========

$   60,090
-----------
60,090
-----------

644,426
-----------

568,818
(86,455)
-----------
482,363
-----------
$1,186,879
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEET
SERIES 8	JUNE 30, 2006 --------- (Unaudited)	MARCH 31, 2006 -------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities
 Accounts Receivable

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (9,980 units for Series 8 at June 30, 2006 and March 31, 2006)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  287,350
73,826
24,220
-----------
385,396

73,232
416,400
-----------
$  875,028
===========

$   44,745
-----------
44,745
-----------

706,677
-----------

209,995
(86,389)
-----------
123,606
-----------
$  875,028
===========

$  309,318
72,553
24,220
-----------
406,091

71,956
415,344
-----------
$  893,391
===========

$   51,363
-----------
51,363
-----------

684,306
-----------

243,770
(86,048)
-----------
157,722
-----------
$  893,391
============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEET
SERIES 9	JUNE 30, 2006 --------- (Unaudited)	MARCH 31, 2006 -------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

    Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (6,254 units for Series 9 at June 30, 2006 and March 31, 2006)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  210,417
41,381
-----------
251,798

80,396
535,224
-----------
$  867,418
===========

$   25,733
-----------
25,733
-----------

440,973
-----------

451,541
(50,829)
-----------
400,712
-----------
$  867,418
===========

$  222,993
40,745
-----------
263,738

79,134
550,442
-----------
$  893,314
===========

$   30,066
-----------
30,066
-----------

428,649
-----------

485,089
(50,490)
-----------
434,599
-----------
$  893,314
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEET
SERIES 10	JUNE 30, 2006 --------- (Unaudited)	MARCH 31, 2006 -------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

    Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (5,043 units for Series 10 at June 30, 2006 and March 31, 2006)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  140,533
30,975
-----------
171,508

92,197
1,338,644
-----------
$1,602,349
===========

$   28,472
-----------
28,472
-----------

53,543
-----------

1,549,309
(28,975)
-----------
1,520,334
-----------
$1,602,349
===========

$  144,697
30,440
-----------
175,137

90,576
1,360,959
-----------
$1,626,672
===========

$   31,675
-----------
31,675
-----------

45,123
-----------

1,578,554
(28,680)
-----------
1,549,874
-----------
$1,626,672
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEET
SERIES 11	JUNE 30, 2006 --------- (Unaudited)	MARCH 31, 2006 -------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Partners' Equity (Deficit):
Limited Partners (5,127 units for Series 11 at June 30, 2006 and March 31, 2006)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  192,838
36,349
-----------
229,187

103,489
1,931,368
-----------
$2,264,044
===========

$    9,783
-----------
9,783
-----------

2,277,709
(23,448)
-----------
2,254,261
-----------
$2,264,044
===========

$  207,490
35,682
-----------
243,172

101,561
1,926,349
-----------
$2,271,082
===========

$   13,071
-----------
13,071
-----------

2,281,421
(23,410)
-----------
2,258,011
-----------
$2,271,082
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEET
TOTAL SERIES 7 - 11	JUNE 30, 2006 --------- (Unaudited)	MARCH 31, 2006 -------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities
 Accounts Receivable

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at June 30, 2006 and March 31, 2006)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$ 1,205,225
260,080
24,220
------------
1,489,525

425,690
4,841,680
-----------
$ 6,756,895
===========

$   162,807
-----------
162,807
-----------

1,867,128
-----------

5,003,599
(276,639)
-----------
4,726,960
-----------
$ 6,756,895
===========

$ 1,278,528
255,555
24,220
-----------
1,558,303

418,196
4,894,839
-----------
$ 6,871,338
===========

$   186,265
-----------
186,265
-----------

1,802,504
-----------

5,157,652
(275,083)
-----------
4,882,569
-----------
$ 6,871,338
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
SERIES 7	2006 ----	2005 ----

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

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership
Units

Number of Limited Partnership Units
Outstanding

$    4,626
-----------
4,626
-----------

21,509

23,938
2,883
8,721
-----------
57,051
-----------

(52,425)

(8,794)
6,903
-----------
$  (54,316)
===========

$  (53,773)
(543)
-----------
$  (54,316)
===========

$    (5.17)
===========

10,395
===========

$    4,363
-----------
4,363
-----------

21,612

17,902
5,561
1,553
-----------
46,628
-----------

(42,265)

(27,286)
6,071
-----------
$  (63,480)
===========

$  (62,845)
(635)
-----------
$  (63,480)
===========

$    (6.05)
===========

10,395
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
SERIES 8	2006 ----	2005 ----

Revenues:
 Distribution Income

 Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Income of Project
 Partnerships and Other Income

Equity in Income of Project Partnerships
Interest Income

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited
Partnership Units

Number of Limited Partnership Units
Outstanding

$    7,529
-----------
7,529
-----------

22,372

26,393
2,621
3,206
-----------
54,592
-----------

(47,063)

7,220
5,727
-----------
$  (34,116)
===========

$  (33,775)
(341)
-----------
$  (34,116)
===========

$    (3.38)
===========

9,980
===========

$    9,521
-----------
9,521
-----------

22,477

19,738
5,998
567
-----------
48,780
-----------

(39,259)

4,683
5,359
-----------
$  (29,217)
===========

$  (28,925)
(292)
-----------
$  (29,217)
===========

$    (2.90)
===========

9,980
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
SERIES 9	2006 ----	2005 ----

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

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership
Units

Number of Limited Partnership Units
Outstanding

$    4,809
-----------
4,809
-----------

12,325

14,731
1,220
3,013
-----------
31,289
-----------

(26,480)

(11,605)
4,198
-----------
$  (33,887)
===========

$  (33,548)
(339)
-----------
$  (33,887)
===========

$    (5.36)
===========

6,254
===========

$    3,042
-----------
3,042
-----------

12,377

11,017
4,211
594
-----------
28,199
-----------

(25,157)

(23,218)
3,651
-----------
$  (44,724)
===========

$  (44,277)
(447)
-----------
$  (44,724)
===========

$    (7.08)
===========

6,254
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
SERIES 10	2006 ----	2005 ----

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

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership
Units

Number of Limited Partnership Units
Outstanding

$    1,381
-----------
1,381
-----------

8,420

9,207
1,445
6,027
-----------
25,099
-----------

(23,718)

(9,512)
3,690
-----------
$  (29,540)
===========

$  (29,245)
(295)
-----------
$  (29,540)
===========

$    (5.80)
===========

5,043
===========

$    1,380
-----------
1,380
-----------

8,455

6,886
2,179
1,191
-----------
18,711
-----------

(17,331)

(20,054)
3,315
-----------
$  (34,070)
===========

$  (33,729)
(341)
-----------
$  (34,070)
===========

$    (6.69)
===========

5,043
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
SERIES 11	2006 ----	2005 ----

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
-----------
0
-----------

6,938

7,365
933
8,374
-----------
23,610
-----------

(23,610)

15,180
4,680
-----------
$   (3,750)
===========

$   (3,712)
(38)
-----------
$   (3,750)
===========

$     (.72)
===========

5,127
===========

$      987
-----------
987
-----------

7,005

5,508
2,010
1,477
-----------
16,000
-----------

(15,013)

(24,224)
4,147
-----------
$  (35,090)
===========

$  (34,739)
(351)
-----------
$  (35,090)
===========

$    (6.78)
===========

5,127
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
TOTAL SERIES 7 - 11	2006 ----	2005 ----

Revenues:
 Distribution Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project
 Partnerships and Other Income

Equity in Losses of Project Partnerships
 Interest Income

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

$   18,345
-----------
18,345
-----------

71,564

81,634
9,102
29,341
-----------
191,641
-----------

(173,296)

(7,511)
25,198
-----------
$ (155,609)
===========

$ (154,053)
(1,556)
-----------
$ (155,609)
===========

$   19,293
-----------
19,293
-----------

71,926

61,051
19,959
5,382
-----------
158,318
-----------

(139,025)

(90,099)
22,543
-----------
$ (206,581)
===========

$ (204,515)
(2,066)
-----------
$ (206,581)
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005:
(Unaudited)
SERIES 7	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2005 Net Loss Balance at June 30, 2005 Balance at March 31, 2006 Net Loss Balance at June 30, 2006	$ 1,031,936 (62,845) ------------ $ 969,091 ============ $ 568,818 (53,773) ------------ $ 515,045 ============	$ (81,777) (635) ----------- $ (82,412) =========== $ (86,455) (543) ------------ $ (86,998) ============	$ 950,159 (63,480) ----------- $ 886,679 ============ $ 482,363 (54,316) ------------ $ 428,047 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005:
(Unaudited)
SERIES 8	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2005 Net Loss Balance at June 30, 2005 Balance at March 31, 2006 Net Loss Balance at June 30, 2006	$ 458,094 (28,925) ------------ $ 429,169 ============ $ 243,770 (33,775) ------------ $ 209,995 ============	$ (83,883) (292) ----------- $ (84,175) =========== $ (86,048) (341) ------------ $ (86,389) ============	$ 374,211 (29,217) ----------- $ 344,994 ============ $ 157,722 (34,116) ------------ $ 123,606 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005:
(Unaudited)
SERIES 9	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2005 Net Loss Balance at June 30, 2005 Balance at March 31, 2006 Net Loss Balance at June 30, 2006	$ 822,760 (44,277) ------------ $ 778,483 ============ $ 485,089 (33,548) ------------ $ 451,541 ============	$ (47,079) (447) ----------- $ (47,526) =========== $ (50,490) (339) ------------ $ (50,829) ============	$ 775,681 (44,724) ------------ $ 730,957 ============ $ 434,599 (33,887) ------------ $ 400,712 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005:
(Unaudited)
SERIES 10	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2005 Net Loss Balance at June 30, 2005 Balance at March 31, 2006 Net Loss Balance at June 30, 2006	$ 1,930,927 (33,729) ------------ $ 1,897,198 ============ $ 1,578,554 (29,245) ------------ $ 1,549,309 ============	$ (25,121) (341) ----------- $ (25,462) =========== $ (28,680) (295) ------------ $ (28,975) ============	$ 1,905,806 (34,070) ------------ $ 1,871,736 ============ $ 1,549,874 (29,540) ------------ $ 1,520,334 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005:
(Unaudited)
SERIES 11	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2005 Net Loss Balance at June 30, 2005 Balance March 31, 2006 Net Loss Balance at June 30, 2006	$ 3,049,825 (34,739) ------------ $ 3,015,086 ============ $ 2,281,421 (3,712) ------------ $ 2,277,709 ============	$ (15,649) (351) ----------- $ (16,000) =========== $ (23,410) (38) ------------ $ (23,448) ============	$ 3,034,176 (35,090) ----------- $ 2,999,086 ============ $ 2,258,011 (3,750) ------------ $ 2,254,261 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005:
(Unaudited)
TOTAL SERIES 7 - 11	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2005 Net Loss Balance at June 30, 2005 Balance at March 31, 2006 Net Loss Balance at June 30, 2006	$ 7,293,542 (204,515) ------------ $ 7,089,027 ============ $ 5,157,652 (154,053) ------------ $ 5,003,599 ============	$ (253,509) (2,066) ----------- $ (255,575) =========== $ (275,083) (1,556) ------------ $ (276,639) ============	$ 7,040,033 (206,581) ----------- $ 6,833,452 ============ $ 4,882,569 (155,609) ------------ $ 4,726,960 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
SERIES 7 --------	2006 ----	2005 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss to Net
  Cash Used in Operating Activities:
   Amortization
   Accreted Interest Income on Investments
   in Securities
   Equity in Losses of Project Partnerships
   Distribution Income
   Changes in Operating Assets and Liabilities:
    Increase in Payable to General Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
 Distributions Received from Project
 Partnerships

     Net Cash Provided by Investing
     Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of
Year

Cash and Cash Equivalents at End of Period

	$ (54,316) 8,721 (2,821) 8,794 (4,626) 15,493 ---------- (28,755) ---------- 8,812 ---------- 8,812 ---------- (19,943) 394,030 ---------- $ 374,087 ===========	$ (63,480) 1,553 (3,949) 27,286 (4,363) 22,386 ---------- (20,567) ---------- 5,876 ---------- 5,876 ---------- (14,691) 383,342 ---------- $ 368,651 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
SERIES 8 --------	2006 ----	2005 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss to Net
  Cash Used In Operating Activities:
   Amortization
   Accreted Interest Income on Investments
   in Securities
   Equity in Income of Project Partnerships
   Distribution Income
   Changes in Operating Assets and Liabilities:
    Increase in Payable to General Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
 Distributions Received from Project
 Partnerships

     Net Cash Provided by Investing
     Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of
Year

Cash and Cash Equivalents at End of Period

	$ (34,116) 3,206 (2,549) (7,220) (7,529) 15,753 ---------- (32,455) ---------- 10,487 ---------- 10,487 ---------- (21,968) 309,318 ----------- $ 287,350 ===========	$ (29,217) 567 (3,546) (4,683) (9,521) 22,594 ---------- (23,806) ---------- 9,521 ---------- 9,521 ---------- (14,285) 325,662 ----------- $ 311,377 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
SERIES 9 --------	2006 ----	2005 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss to Net
  Cash Used in Operating Activities:
   Amortization
   Accreted Interest Income on Investments
   in Securities
   Equity in Losses of Project Partnerships
   Distribution Income
   Changes in Operating Assets and Liabilities:
    Increase in Payable to General Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships

     Net Cash Provided by Investing
     Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of
Year

Cash and Cash Equivalents at End of Period

	$ (33,887) 3,013 (1,898) 11,605 (4,809) 7,991 ---------- (17,985) ---------- 5,409 ---------- 5,409 ---------- (12,576) 222,993 ---------- $ 210,417 ===========	$ (44,724) 594 (2,381) 23,218 (3,042) 11,576 ---------- (14,759) ---------- 3,042 ---------- 3,042 ---------- (11,717) 229,897 ---------- $ 218,180 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
SERIES 10 --------	2006 ----	2005 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss to Net
  Cash Used in Operating Activities:
   Amortization
   Accreted Interest Income on Investments
   in Securities
   Equity in Losses of Project Partnerships
   Distribution Income
   Changes in Operating Assets and Liabilities:
    Increase in Payable to General Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships

     Net Cash Provided by Investing
     Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of
Year

Cash and Cash Equivalents at End of Period

	$ (29,540) 6,027 (2,156) 9,512 (1,381) 5,217 ---------- (12,321) ---------- 8,157 ---------- 8,157 ---------- (4,164) 144,697 ---------- $ 140,533 ===========	$ (34,070) 1,191 (2,520) 20,054 (1,380) 8,326 ---------- (8,399) --------- 4,580 ---------- 4,580 ---------- (3,819) 142,638 ---------- $ 138,819 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
SERIES 11 --------	2006 ----	2005 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss to Net
  Cash Used in Operating Activities:
   Amortization
   Accreted Interest Income on Investments
   in Securities
   Equity in (Income) Losses of Project
   Partnerships
   Distribution Income
   Changes in Operating Assets and Liabilities:
    Decrease in Accounts Receivable
    Decrease in Payable to General Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
   Distributions Received from Project
   Partnerships

     Net Cash Provided by Investing
     Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of
Year

Cash and Cash Equivalents at End of Period

	$ (3,750) 8,374 (2,595) (15,180) 0 0 (3,288) ---------- (16,439) ---------- 1,787 ---------- 1,787 ---------- (14,652) 207,490 ---------- $ 192,838 ===========	$ (35,090) 1,477 (3,033) 24,224 (987) 6,620 0 ---------- (6,789) ---------- 1,787 ---------- 1,787 ---------- (5,002) 199,931 ---------- $ 194,929 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
TOTAL SERIES 7 - 11 -------------------	2006 ----	2005 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss to Net
  Cash Used in Operating Activities:
   Amortization
   Accreted Interest Income on Investments
   in Securities
   Equity in Losses of Project Partnerships
   Distribution Income
   Changes in Operating Assets and Liabilities:
    Decrease in Accounts Receivable
    Increase in Payable to General Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
   Distributions Received from Project
   Partnerships

     Net Cash Provided by Investing
     Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of
Year

Cash and Cash Equivalents at End of Period

	$ (155,609) 29,341 (12,019) 7,511 (18,345) 0 41,166 ---------- (107,955) ---------- 34,652 ---------- 34,652 ---------- (73,303) 1,278,528 ---------- $1,205,225 ===========	$ (206,581) 5,382 (15,429) 90,099 (19,293) 6,620 64,882 ---------- (74,320) ---------- 24,806 ---------- 24,806 ---------- (49,514) 1,281,470 ---------- $1,231,956 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006
(Unaudited)

NOTE 1 - ORGANIZATION:

   Gateway Tax Credit Fund III Ltd. ("Gateway" or "Partnership"), a Florida Limited Partnership, was formed October 17, 1991 under the laws of Florida. Gateway offered its limited partnership interests in Series. The first Series for Gateway is Series 7. Operations commenced on July 16, 1992 for Series 7, January 4, 1993 for Series 8, September 30, 1993 for Series 9, January 21, 1994 for Series 10 and April 29, 1994 for Series 11. Each Series invests, as a limited partner, in other limited partnerships ("Project Partnerships"), each of which owns and operates apartment complexes eligible for Low-Income Housing Tax Credits ("Tax Credits"), provided for in Section 42 of the Internal Revenue Code of 1986. Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the limited partnership agreement. As of June 30, 2006, Gateway had received capital contributions of $1,000 from the General Partners and $36,799,000 from the investor Limited Partners.

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

   Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss. There was no impairment expense in the quarter ended June 30, 2006. For the fiscal year ended March 31, 2006, impairment expense was recognized in the statement of operations in the following Series and in the following amounts: Series 7 - $193,195, Series 9 - $127,532, Series 10 - $156,694, Series 11 - $600,802. The total impairment expense for all Series in Gateway for fiscal year 2006 was $1,078,223. Refer to Note 5 - Investment in Project Partnerships for further details regarding the components of the Investment in Project Partnership balance.

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

Recent Accounting Pronouncements

   In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," which was subsequently revised in December 2003. Gateway has adopted FIN 46 and applied its requirements to all Project Partnerships in which Gateway held an interest. Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics, (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE. The primary beneficiary, as is applicable to Gateway's circumstances, is the party in the Project Partnership equity group that is most closely associated with the Project Partnership.

   Gateway holds variable interests in 128 VIE's, which consist of Project Partnerships, which Gateway is not the primary beneficiary. Five of Gateway's Project Partnership investments were determined not to be VIE's. Gateway's maximum exposure to loss as a result of its involvement with unconsolidated VIE's is limited to Gateway's recorded investments in and receivables from those VIE's, which is approximately $4,032,887 at June 30, 2006. Gateway may be subject to additional losses to the extent of any financial support that Gateway voluntarily provides to those Project Partnerships in the future.

Basis of Preparation

   The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-K for the year ended March 31, 2006. In the opinion of management these financial statements include adjustments, consisting only of normal recurring adjustments, necessary to fairly summarize the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

NOTE 3 - INVESTMENT IN SECURITIES:

   The June 30, 2006 Balance Sheets include Investment in Securities consisting of U.S. Treasury Security Strips which represents their cost, plus accreted interest income of $98,616 for Series 7, $89,228 for Series 8, $66,761 for Series 9, $71,749 for Series 10 and $83,547 for Series 11. The Investment in Securities are commonly held in a brokerage account with Raymond James and Associates, Inc. A separate accounting is maintained for each series'share of the investments.

	Estimated Market Value ----------------	Cost Plus Accreted Interest ----------------	Gross Unrealized Gains and (Losses) ----------------
Series 7	$ 157,751	$ 153,925	$ 3,826
Series 8	150,188	147,058	3,130
Series 9	124,297	121,777	2,520
Series 10	127,242	123,172	4,070
Series 11	147,177	139,838	7,339

   As of June 30, 2006, the cost and accreted interest of debt securities by contractual maturities is as follows:
	Series 7 --------	Series 8 --------	Series 9 --------
Due within 1 year	$ 77,549	$ 73,826	$ 41,381
After 1 year through 5 years	76,376	73,232	80,396
	---------	---------	---------
Total Amount Carried on Balance Sheet	$ 153,925 =========	$ 147,058 =========	$ 121,777 =========

	Series 10 --------	Series 11 --------	Total --------
Due within 1 year	$ 30,975	$ 36,349	$ 260,080
After 1 year through 5 years	92,197	103,489	425,690
	---------	---------	---------
Total Amount Carried on Balance Sheet	$ 123,172 =========	$ 139,838 =========	$ 685,770 ==========

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

   For the three months ended June 30, 2006 and 2005, the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

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

                           2006             2005
                          -----             -----
  Series 7              $ 21,509         $ 21,612
  Series 8                22,372           22,477
  Series 9                12,325           12,377
  Series 10                8,420            8,455
  Series 11                6,938            7,005
                        --------         --------
  Total                 $ 71,564         $ 71,926
                        ========          ========

   General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statement of Operations.

  Series 7             $  23,938        $  17,902
  Series 8                26,393           19,738
  Series 9                14,731           11,017
  Series 10                9,207            6,886
  Series 11                7,365            5,508
                        --------         --------
  Total                 $ 81,634         $ 61,051
                        ========         ========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of June 30, 2006, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 39 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:

SERIES 7	JUNE 30, 2006 ------------	MARCH 31, 2006 ------------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses
 Impairment of Investment in Project
 Partnership

Investments in Project Partnerships

	$ 7,732,089 (7,233,293) (245,933) ----------- 252,863 793,335 (232,959) (193,195) ----------- $ 620,044 ============	$ 7,732,089 (7,224,499) (241,747) ----------- 265,843 793,335 (224,238) (193,195) ----------- $ 641,745 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $4,902,587 for the period ended June 30, 2006 and cumulative suspended losses of $4,825,409 for the year ended March 31, 2006 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of June 30, 2006, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 43 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
SERIES 8	JUNE 30, 2006 ------------	MARCH 31, 2006 ------------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 7,586,105 (7,407,463) (177,537) ----------- 1,105 549,773 (134,478) ----------- $ 416,400 ============	$ 7,586,105 (7,414,683) (174,579) ----------- (3,157) 549,773 (131,272) ----------- $ 415,344 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $5,631,244 for the period ended June 30, 2006 and cumulative suspended losses of $5,547,391 for the year ended March 31, 2006 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of June 30, 2006, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 24 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
SERIES 9	JUNE 30, 2006 ------------	MARCH 31, 2006 ------------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses
 Impairment of Investment in Project
 Partnership

Investments in Project Partnerships

	$ 4,914,116 (4,271,703) (149,361) ----------- 493,052 244,087 (74,383) (127,532) ----------- $ 535,224 ============	$ 4,914,116 (4,260,098) (148,761) ----------- 505,257 244,087 (71,370) (127,532) ----------- $ 550,442 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $1,826,839 for the period ended June 30, 2006 and cumulative suspended losses of $1,792,373 for the year ended March 31, 2006 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of June 30, 2006, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 15 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
SERIES 10	JUNE 30, 2006 ------------	MARCH 31, 2006 ------------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses
 Impairment of Investment in Project
 Partnership

Investments in Project Partnerships

	$ 3,914,672 (2,328,432) (198,311) ----------- 1,387,929 196,738 (89,329) (156,694) ----------- $ 1,338,644 ============	$ 3,914,672 (2,318,920) (191,535) ----------- 1,404,217 196,738 (83,302) (156,694) ----------- $ 1,360,959 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $366,239 for the period ended June 30, 2006 and cumulative suspended losses of $346,072 for the year ended March 31, 2006 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of June 30, 2006, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 12 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
SERIES 11	JUNE 30, 2006 ------------	MARCH 31, 2006 ------------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses
 Impairment of Investment in Project
 Partnership

Investments in Project Partnerships

	$ 4,128,042 (1,588,983) (174,352) ----------- 2,364,707 290,335 (122,872) (600,802) ----------- $ 1,931,368 ============	$ 4,128,042 (1,604,163) (172,565) ----------- 2,351,314 290,335 (114,498) (600,802) ----------- $ 1,926,349 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $578,093 for the period June 30, 2006 and cumulative suspended losses of $546,725 for the year ended March 31, 2006 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   The following is a summary of Investments in Project Partnerships as of:
TOTAL SERIES 7 - 11	JUNE 30, 2006 ------------	MARCH 31, 2006 ------------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses
 Impairment of Investment in Project
 Partnership

Investments in Project Partnerships

	$ 28,275,024 (22,829,874) (945,494) ----------- 4,499,656 2,074,268 (654,021) (1,078,223) ----------- $ 4,841,680 ============	$ 28,275,024 (22,822,363) (929,187) ------------ 4,523,474 2,074,268 (624,680) (1,078,223) ------------ $ 4,894,839 =============

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three-month lag, below is the summarized financial information for the Series' Project Partnerships as of
March 31, of each year:
SERIES 7	2006 ----	2005 ----

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 4,300,344
26,900,820
25,042
------------
$31,226,206
============

$   768,482
35,642,423
------------
36,410,905
------------

(4,825,013)
(359,686)
------------
(5,184,699)
------------
$31,226,206
============

$ 1,304,172
------------
832,477
190,539
368,230
------------
1,391,246
------------
$   (87,074)
============
$      (871)
============
$   (86,203)
77,409
------------
$    (8,794)
============

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
March 31, of each year:
SERIES 8	2006 ----	2005 ----

SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners' Equity:
  Current liabilities
  Long-term debt

    Total liabilities

Partners' equity (deficit)
  Limited Partner
  General Partners

    Total Partners' equity (deficit)

    Total liabilities and partners' equity

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net loss

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Income of Project Partnerships

$ 4,183,619
28,271,381
23,720
------------
$32,478,720
============

$ 1,152,589
37,532,816
------------
38,685,405
------------

(5,498,091)
(708,594)
------------
(6,206,685)
------------
$32,478,720
============

$ 1,319,978
------------
819,121
207,697
371,398
------------
1,398,216
------------
$   (78,238)
============
$    (1,605)
============
$   (76,633)
83,853
------------
$     7,220
============

$ 3,800,475
29,521,019
88,819
------------
$33,410,313
============

$ 1,112,389
37,745,148
------------
38,857,537
------------

(4,806,849)
(640,375)
------------
(5,447,224)
------------
$33,410,313
============

$ 1,234,172
------------
790,119
210,203
377,958
------------
1,378,280
------------
$  (144,108)
============
$    (2,183)
============
$  (141,925)
146,608
------------
$     4,683
============

(1)  An affiliate of the General Partner is the operating general partner in one of the Project Partnerships included above. The Project Partnership's financial information for the periods ending March 2006 and March 2005 is as follows:
	March 2006	March 2005

Total Assets	$ 575,107	$ 570,237
Total Liabilities	821,138	820,792
Gateway Equity	(129,742)	(134,220)
Other Partner's Equity	(116,289)	(116,334)
Total Revenue	28,302	23,346
Net Loss	$ (3,471)	$ (5,637)

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three-month lag, below is the summarized financial information for the Series' Project Partnerships as of
March 31, of each year:
SERIES 9	2006 ----	2005 ----

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 2,212,844
16,277,735
4,391
------------
$18,494,970
============

$   279,015
19,934,839
------------
20,213,854
------------

(1,385,582)
(333,302)
------------
(1,718,884)
------------
$18,494,970
============

$   661,177
------------
409,484
106,263
191,966
------------
707,713
------------
$   (46,536)
============
$      (465)
============
$   (46,071)
34,466
------------
$   (11,605)
============

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
March 31, of each year:
SERIES 10	2006 ----	2005 ----

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 1,848,884
12,147,196
4,049
------------
$14,000,129
============

$   333,271
13,054,976
------------
13,388,247
------------

1,016,372
(404,490)
------------
611,882
------------
$14,000,129
============

$   436,600
------------
292,519
57,893
116,473
------------
466,885
------------
$   (30,285)
============
$      (606)
============
$   (29,679)
20,167
------------
$    (9,512)
============

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
March 31, of each year:
SERIES 11	2006 ----	2005 ----

SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners' Equity:
  Current liabilities
  Long-term debt

    Total liabilities

Partners' equity (deficit)
  Limited Partner
  General Partners

    Total Partners' equity

    Total liabilities and partners' equity

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net loss

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Income (Losses) of Project
Partnerships

$ 1,050,607
10,221,972
297,731
------------
$11,570,310
============

$   212,185
9,847,071
------------
10,059,256
------------

1,793,468
(282,414)
------------
1,511,054
------------
$11,570,310
============

$   433,309
------------
271,722
53,089
126,330
------------
451,141
------------
$   (17,832)
============
$    (1,644)
============
$   (16,188)
31,368
------------

$    15,180
============

$   967,377
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
March 31, of each year:
TOTAL SERIES 7 - 11	2006 ----	2005 ----

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 13,596,298
93,819,104
354,933
------------
$107,770,335
============

$  2,745,542
116,012,125
------------
118,757,667
------------

(8,898,846)
(2,088,486)
------------
(10,987,332)
------------
$107,770,335
============

$  4,155,236
------------
2,625,323
615,481
1,174,397
------------
4,415,201
------------
$   (259,965)
============
$     (5,191)
============
$   (254,774)
247,263
------------
$     (7,511)
============

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

   As disclosed on the statement of operations for each Series, interest income is comparable for the three months ended June 30, 2006 and June 30, 2005. Equity in Losses of Project Partnerships for the three months ended June 30, 2006 decreased from $90,099 for the three months ended June 30, 2005 to $7,511. The decrease in Equity in Losses of Project Partnerships is a result of decrease in Partnerships'share of net loss of the Project Partnerships. The General and Administrative Expenses - Other decreased from $19,959 for the three months ended June 30, 2005 to $9,102 for the three months ended June 30, 2006. The General and Administrative Expenses - General Partner was significantly higher. This increase was due to higher administrative costs of the General Partner.

   The capital resources of each Series are used to pay General and Administrative operating costs including personnel, supplies, data processing, travel and legal and third-party tax and audit fees associated with the administration and monitoring of Gateway and the Project Partnerships. The capital resources are also used to pay the Asset Management Fee due the Managing General Partner, but only to the extent that Gateway's remaining resources are sufficient to fund Gateway's ongoing needs. (Payment of any Asset Management Fee unpaid at the time Gateway sells its interests in the Project Partnerships is subordinated to the investors' return of their original capital contribution.)

   The sources of funds to pay the operating costs of each Series are short-term investments and interest earned thereon, the maturity of U.S. Treasury Security Strips ("Zero Coupon Treasuries") which were purchased with funds set aside for this purpose, and cash distributed to the Series from the operations of the Project Partnerships.

   Series 7 - Gateway closed this series on October 16, 1992 after receiving $10,395,000 from 635 Limited Partner investors. Equity in Losses of Project Partnerships for the three months ended June 30, 2006 decreased from $27,286 for the three months ended June 30, 2005 to $8,794 due to an increase in rental revenue at the Project Partnerships and an increase in suspended losses. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

   At June 30, 2006, the Series had $374,087 of short-term investments (Cash and Cash Equivalents). It also had $153,925 in Zero Coupon Treasuries with annual maturities providing $81,000 in the current fiscal year and $86,000 in fiscal year 2008. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $54,316 for the three months ended June 30, 2006. However, after considering the Equity in Losses of Project Partnerships of $8,794 and the changes in operating assets and liabilities, net cash used in operating activities was $28,755. Cash provided by investing activities totaled $8,812, consisting of cash distributions from the Project Partnerships.

   Series 8 - Gateway closed this Series on September 28, 1993 after receiving $9,980,000 from 664 Limited Partner investors. Equity in Losses of Project Partnerships for the three months ended June 30, 2006 increased from income of $4,683 for the three months ended June 30, 2005 to income of $7,220 as a result of an increase in rental revenue at the Project Partnerships. At June 30, 2006, the Series had $287,350 of short-term investments (Cash and Cash Equivalents). It also had $147,058 in Zero Coupon Treasuries with annual maturities providing $77,000 in the current fiscal year and $82,000 in fiscal year 2008. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $34,116 for the three months ended June 30, 2006. However, after considering the Equity in Income of Project Partnerships of $7,220 and the changes in operating assets and liabilities, net cash used in operating activities was $32,455. Cash provided by investing activities totaled $10,487, consisting of cash distributions from the Project Partnerships.

   Series 9 - Gateway closed this Series on December 31, 1993 after receiving $6,254,000 from 406 Limited Partner investors. Equity in Losses of Project Partnerships for the three months ended June 30, 2006 decreased from $23,218 for the three months ended June 30, 2005 to $11,605 as a result of an increase in rental and other income and a decrease in operating expenses. At June 30, 2006, the Series had $209,583 of short-term investments (Cash and Cash Equivalents). It also had $121,777 in Zero Coupon Treasuries with annual maturities providing $43,000 in the current fiscal year, $45,000 in fiscal year 2008 and $47,000 in fiscal year 2009. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $34,721 for the three months ended June 30, 2006. However, after considering the Equity in Losses of Project Partnerships of $11,605 and the changes in operating assets and liabilities, net cash used in operating activities was $17,991. Cash provided by investing activities totaled $4,581, consisting of cash distributions from the Project Partnerships.

   Series 10 - Gateway closed this Series on January 21, 1994 after receiving $5,043,000 from 325 Limited Partner investors. Equity in Losses of Project Partnerships for the three months ended June 30, 2006 decreased from $20,054 for the three months ended June 30, 2005 to $9,512 as a result of an increase in suspended losses. Suspended losses are a direct result of the Investment balance in any single Project Partnership reaching a zero balance. Since more Project Partnerships have accumulated enough losses to warrant a zero balance, additional losses are suspended since the Partnership's accounting policy is to not carry Investments in Project Partnerships below zero. At June 30, 2006, the Series had $140,533 of short-term investments (Cash and Cash Equivalents). It also had $123,172 in Zero Coupon Treasuries with annual maturities providing $32,000 in the current fiscal year, $34,000 in fiscal year 2008, $36,000 in fiscal year 2009 and $40,000 in fiscal year 2010. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $29,540 for the three months ended June 30, 2006. However, after considering the Equity in Losses of Project Partnerships of $9,512 and the changes in operating assets and liabilities, net cash used in operating activities was $12,321. Cash provided by investing activities totaled $8,157, consisting of cash distributions from the Project Partnerships.

   Series 11 - Gateway closed this Series on April 29, 1994 after receiving $5,127,000 from 330 Limited investors. Equity in Losses of Project Partnerships for the three months ended June 30, 2006 increased from a loss of $24,224 for the three months ended June 30, 2005 to income of $15,180 as a result of higher rental and other income and lower operating expenses. At June 30, 2006, the Series had $192,838 of short-term investments (Cash and Cash Equivalents). It also had $139,838 in Zero Coupon Treasuries with annual maturities providing $38,000 in the current fiscal year, $40,000 in fiscal year 2008, $42,000 in fiscal year 2009 and $44,000 in fiscal year 2010. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $3,750 for the three months ended June 30, 2006. However, after considering the Equity in Income of Project Partnerships of $15,180 and the changes in operating assets and liabilities, net cash used in operating activities was $16,439. Cash provided by investing activities totaled $1,787, consisting of cash distributions from Project Partnerships.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk:

   As a small business issuer, no information is required.

Item 4.  Controls and Procedures:

   Within 90 days prior to the filing of this report, under the supervision and with the participation of the Partnership's management, including the Managing General Partner's chief executive and chief financial officers, an evaluation of the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) was performed. Based on this evaluation, such officers have concluded that the Partnership's disclosure controls and procedures were effective as of the date of that evaluation in alerting them in a timely manner to material information relating to the Partnership required to be included in this report and the Partnership's other reports that it files or submits under the Securities Exchange Act of 1934. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - Other Information

Item 1.  Legal Proceedings:

   None.

Item 1A. Risk Factors:

   None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds:

   None.

Item 3.  Defaults upon Senior Securities:

   None.

Item 4.  Submission of Matters to a Vote of Security Holders:

   None.

Item 5.  Other Information:

   None.

Item 6.  Exhibits:

   None.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   GATEWAY TAX CREDIT FUND III, LTD.
                 (A Florida Limited Partnership)
                          By: Raymond James Tax Credit Funds, Inc.

Date: August 14, 2006             By:/s/ Ronald M. Diner
                                  Ronald M. Diner
                                  President

Date: August 14, 2006             By:/s/ Jonathan Oorlog
                                  Jonathan Oorlog
                                  Vice President and Chief Financial Officer

Date: August 14, 2006             By:/s/ Sandra C. Humphreys
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

Date: August 14, 2006             By:/s/ Ronald M. Diner
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

Date: August 14, 2006             By:/s/ Jonathan Oorlog
                                  Jonathan Oorlog
                                  Vice President and Chief Financial Officer