Form 10-Q
period 2006-09-30
GATEWAY TAX CREDIT FUND III LTD
filed 2006-11-16
CIK 881716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended September 30, 2006

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

PART I - Financial Information

Item 1.  Financial Statements

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEET
SERIES 7	SEPTEMBER 30, 2006 ---------- (Unaudited)	MARCH 31, 2006 --------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (10,395 units for Series 7 at September 30, 2006 and March 31, 2006)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  139,904
281,320
-----------
421,224

77,810
598,232
-----------
$1,097,266
===========

$   58,442
-----------
58,442
-----------

687,443
-----------

439,146
(87,765)
-----------
351,381
-----------
$1,097,266
===========

$  394,030
76,135
-----------
470,165

74,969
641,745
-----------
$1,186,879
===========

$   60,090
-----------
60,090
-----------

644,426
-----------

568,818
(86,455)
-----------
482,363
-----------
$1,186,879
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEET
SERIES 8	SEPTEMBER 30, 2006 --------- (Unaudited)	MARCH 31, 2006 -------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities
 Accounts Receivable

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (9,980 units for Series 8 at September 30, 2006 and March 31, 2006)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  113,572
201,704
24,220
-----------
339,496

74,530
405,863
-----------
$  819,889
===========

$   49,223
-----------
49,223
-----------

729,048
-----------

128,827
(87,209)
-----------
41,618
-----------
$  819,889
===========

$  309,318
72,553
24,220
-----------
406,091

71,956
415,344
-----------
$  893,391
===========

$   51,363
-----------
51,363
-----------

684,306
-----------

243,770
(86,048)
-----------
157,722
-----------
$  893,391
============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEET
SERIES 9	SEPTEMBER 30, 2006 --------- (Unaudited)	MARCH 31, 2006 -------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

    Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (6,254 units for Series 9 at September 30, 2006 and March 31, 2006)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$   58,285
168,610
-----------
226,895

81,677
496,928
-----------
$  805,500
===========

$   27,969
-----------
27,969
-----------

453,298
-----------

375,827
(51,594)
-----------
324,233
-----------
$  805,500
===========

$  222,993
40,745
-----------
263,738

79,134
550,442
-----------
$  893,314
===========

$   30,066
-----------
30,066
-----------

428,649
-----------

485,089
(50,490)
-----------
434,599
-----------
$  893,314
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEET
SERIES 10	SEPTEMBER 30, 2006 --------- (Unaudited)	MARCH 31, 2006 -------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

    Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (5,043 units for Series 10 at September 30, 2006 and March 31, 2006)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$   25,190
132,195
-----------
157,385

93,864
1,289,493
-----------
$1,540,742
===========

$   29,992
-----------
29,992
-----------

61,963
-----------

1,478,477
(29,690)
-----------
1,448,787
-----------
$1,540,742
===========

$  144,697
30,440
-----------
175,137

90,576
1,360,959
-----------
$1,626,672
===========

$   31,675
-----------
31,675
-----------

45,123
-----------

1,578,554
(28,680)
-----------
1,549,874
-----------
$1,626,672
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEET
SERIES 11	SEPTEMBER 30, 2006 --------- (Unaudited)	MARCH 31, 2006 -------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Partners' Equity (Deficit):
Limited Partners (5,127 units for Series 11 at September 30, 2006 and March 31, 2006)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$   26,846
188,528
-----------
215,374

105,455
1,908,041
-----------
$2,228,870
===========

$   18,053
-----------
18,053
-----------

2,234,699
(23,882)
-----------
2,210,817
-----------
$2,228,870
===========

$  207,490
35,682
-----------
243,172

101,561
1,926,349
-----------
$2,271,082
===========

$   13,071
-----------
13,071
-----------

2,281,421
(23,410)
-----------
2,258,011
-----------
$2,271,082
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEET
TOTAL SERIES 7 - 11	SEPTEMBER 30, 2006 --------- (Unaudited)	MARCH 31, 2006 -------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities
 Accounts Receivable

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at September 30, 2006 and March 31, 2006)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$   363,797
972,357
24,220
------------
1,360,374

433,336
4,698,557
-----------
$ 6,492,267
===========

$   183,679
-----------
183,679
-----------

1,931,752
-----------

4,656,976
(280,140)
-----------
4,376,836
-----------
$ 6,492,267
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

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership
Units

Number of Limited Partnership Units
Outstanding

$   11,320
-----------
11,320
-----------

21,509

31,402
21,778
7,651
-----------
82,340
-----------

(71,020)

(13,056)
7,410
-----------
$  (76,666)
===========

$  (75,899)
(767)
-----------
$  (76,666)
===========

$    (7.30)
===========

10,395
===========

$    8,855
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

Revenues:
 Distribution Income

 Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in (Losses) Income of  Project Partnerships and Other Income

Equity in (Losses) Income of Project  Partnerships
 Interest Income

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited
Partnership Units

Number of Limited Partnership Units
Outstanding

$      800
-----------
800
-----------

22,371

34,623
22,449
3,206
-----------
82,649
-----------

(81,849)

(6,065)
5,926
-----------
$  (81,988)
===========

$  (81,168)
(820)
-----------
$  (81,988)
===========

$    (8.13)
===========

9,980
===========

$        0
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
-----------
0
-----------

12,325

19,325
13,509
3,013
-----------
48,172
-----------

(48,172)

(32,758)
4,451
-----------
$  (76,479)
===========

$  (75,714)
(765)
-----------
$  (76,479)
===========

$   (12.11)
===========

6,254
===========

$        0
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
-----------
0
-----------

8,420

12,078
10,578
6,027
-----------
37,103
-----------

(37,103)

(38,392)
3,948
-----------
$  (71,547)
===========

$  (70,832)
(715)
-----------
$  (71,547)
===========

$   (14.05)
===========

5,043
===========

$        0
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
-----------
2,182
-----------

6,938

9,663
10,735
8,374
-----------
35,710
-----------

(33,528)

(14,953)
5,037
-----------
$  (43,444)
===========

$  (43,010)
(434)
-----------
$  (43,444)
===========

$    (8.39)
===========

5,127
===========

$    1,195
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

  Total Expenses

Loss Before Equity in Losses of Project
 Partnerships and Other Income

Equity in Losses of Project Partnerships
 Interest Income

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

$   14,302
-----------
14,302
-----------

71,563

107,091
79,049
28,271
-----------
285,974
-----------

(271,672)

(105,224)
26,772
-----------
$ (350,124)
===========

$ (346,623)
(3,501)
-----------
$ (350,124)
===========

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

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership
Units

Number of Limited Partnership Units
Outstanding

$   15,946
-----------
15,946
-----------

43,018

55,340
24,661
16,372
-----------
139,391
-----------

(123,445)

(21,850)
14,313
-----------
$ (130,982)
===========

$ (129,672)
(1,310)
-----------
$ (130,982)
===========

$   (12.47)
===========

10,395
===========

$   13,218
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

  Total Expenses

Loss Before Equity in Income of Project
 Partnerships and Other Income

Equity in Income of Project Partnerships
Interest Income

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited
Partnership Units

Number of Limited Partnership Units
Outstanding

$    8,329
-----------
8,329
-----------

44,743

61,016
25,070
6,412
-----------
137,241
-----------

(128,912)

1,155
11,653
-----------
$ (116,104)
===========

$ (114,943)
(1,161)
-----------
$ (116,104)
===========

$   (11.52)
===========

9,980
===========

$    9,521
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
-----------
4,809
-----------

24,650

34,056
14,729
6,026
-----------
79,461
-----------

(74,652)

(44,363)
8,649
-----------
$ (110,366)
===========

$ (109,262)
(1,104)
-----------
$ (110,366)
===========

$   (17.47)
===========

6,254
===========

$    3,042
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
-----------
1,381
-----------

16,840

21,285
12,023
12,054
-----------
62,202
-----------

(60,821)

(47,904)
7,638
-----------
$ (101,087)
===========

$ (100,077)
(1,010)
-----------
$ (101,087)
===========

$   (19.84)
===========

5,043
===========

$    1,380
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
-----------
2,182
-----------

13,876

17,028
11,668
16,748
-----------
59,320
-----------

(57,138)

227
9,717
-----------
$  (47,194)
===========

$  (46,722)
(472)
-----------
$  (47,194)
===========

$    (9.11)
===========

5,127
===========

$    2,182
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

  Total Expenses

Loss Before Equity in Losses of Project
 Partnerships and Other Income

Equity in Losses of Project Partnerships
 Interest Income

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

$   32,647
-----------
32,647
-----------

143,127

188,725
88,151
57,612
-----------
477,615
-----------

(444,968)

(112,735)
51,970
-----------
$ (505,733)
===========

$ (500,676)
(5,057)
-----------
$ (505,733)
===========

$   29,343
-----------
29,343
-----------

143,852

133,011
55,002
10,765
-----------
342,630
-----------

(313,287)

(192,777)
47,110
-----------
$ (458,954)
===========

$ (454,364)
(4,590)
-----------
$ (458,954)
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005:
(Unaudited)
SERIES 7	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2005 Net Loss Balance at September 30, 2005 Balance at March 31, 2006 Net Loss Balance at September 30, 2006	$ 1,031,936 (116,606) ------------ $ 915,330 ============ $ 568,818 (129,672) ------------ $ 439,146 ============	$ (81,777) (1,178) ----------- $ (82,955) =========== $ (86,455) (1,310) ------------ $ (87,765) ============	$ 950,159 (117,784) ----------- $ 832,375 ============ $ 482,363 (130,982) ------------ $ 351,381 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005:
(Unaudited)
SERIES 8	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2005 Net Loss Balance at September 30, 2005 Balance at March 31, 2006 Net Loss Balance at September 30, 2006	$ 458,094 (77,074) ------------ $ 381,020 ============ $ 243,770 (114,943) ------------ $ 128,827 ============	$ (83,883) (779) ----------- $ (84,662) =========== $ (86,048) (1,161) ------------ $ (87,209) ============	$ 374,211 (77,853) ----------- $ 296,358 ============ $ 157,722 (116,104) ------------ $ 41,618 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005:
(Unaudited)
SERIES 9	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2005 Net Loss Balance at September 30, 2005 Balance at March 31, 2006 Net Loss Balance at September 30, 2006	$ 822,760 (94,375) ------------ $ 728,385 ============ $ 485,089 (109,262) ------------ $ 375,827 ============	$ (47,079) (953) ----------- $ (48,032) =========== $ (50,490) (1,104) ------------ $ (51,594) ============	$ 775,681 (95,328) ------------ $ 680,353 ============ $ 434,599 (110,366) ------------ $ 324,233 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005:
(Unaudited)
SERIES 10	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2005 Net Loss Balance at September 30, 2005 Balance at March 31, 2006 Net Loss Balance at September 30, 2006	$ 1,930,927 (86,050) ------------ $ 1,844,877 ============ $ 1,578,554 (100,077) ------------ $ 1,478,477 ============	$ (25,121) (869) ----------- $ (25,990) =========== $ (28,680) (1,010) ------------ $ (29,690) ============	$ 1,905,806 (86,919) ------------ $ 1,818,887 ============ $ 1,549,874 (101,087) ------------ $ 1,448,787 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005:
(Unaudited)
SERIES 11	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2005 Net Loss Balance at September 30, 2005 Balance March 31, 2006 Net Loss Balance at September 30, 2006	$ 3,049,825 (80,259) ------------ $ 2,969,566 ============ $ 2,281,421 (46,722) ------------ $ 2,234,699 ============	$ (15,649) (811) ----------- $ (16,460) =========== $ (23,410) (472) ------------ $ (23,882) ============	$ 3,034,176 (81,070) ----------- $ 2,953,106 ============ $ 2,258,011 (47,194) ------------ $ 2,210,817 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005:
(Unaudited)
TOTAL SERIES 7 - 11	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2005 Net Loss Balance at September 30, 2005 Balance at March 31, 2006 Net Loss Balance at September 30, 2006	$ 7,293,542 (454,364) ------------ $ 6,839,178 ============ $ 5,157,652 (500,676) ------------ $ 4,656,976 ============	$ (253,509) (4,590) ----------- $ (258,099) =========== $ (275,083) (5,057) ------------ $ (280,140) ============	$ 7,040,033 (458,954) ----------- $ 6,581,079 ============ $ 4,882,569 (505,733) ------------ $ 4,376,836 ============

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
   Equity in Losses of Project Partnerships
   Distribution Income
   Changes in Operating Assets and Liabilities:
    Increase in Payable to General Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
 Distributions Received from Project
 Partnerships
 Investment in Securities

     Net Cash (Used In) Provided by Investing
     Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of
Year

Cash and Cash Equivalents at End of Period

	$ (130,982) 16,372 (7,942) 21,850 (15,946) 41,369 ---------- (75,279) ---------- 21,237 (200,084) ---------- (178,847) ---------- (254,126) 394,030 ---------- $ 139,904 ===========	$ (117,784) 3,106 (7,971) 42,739 (13,218) 45,138 ---------- (47,990) ---------- 15,774 0 ---------- 15,774 ---------- (32,216) 383,342 ---------- $ 351,126 ===========

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
   Equity in Income of Project Partnerships
   Distribution Income
   Changes in Operating Assets and Liabilities:
    Increase in Payable to General Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
 Distributions Received from Project
 Partnerships
 Investment in Securities

     Net Cash (Used In) Provided by Investing
     Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of
Year

Cash and Cash Equivalents at End of Period

	$ (116,104) 6,412 (6,548) (1,155) (8,329) 42,602 ---------- (83,122) ---------- 12,553 (125,177) ---------- (112,624) ---------- (195,746) 309,318 ----------- $ 113,572 ===========	$ (77,853) 1,134 (7,155) (7,482) (9,521) 46,375 ---------- (54,502) ---------- 10,663 0 ---------- 10,663 ---------- (43,839) 325,662 ----------- $ 281,823 ===========

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
   Equity in Losses of Project Partnerships
   Distribution Income
   Changes in Operating Assets and Liabilities:
    Increase in Payable to General Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships
  Investment in Securities

     Net Cash (Used In) Provided by Investing
     Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of
Year

Cash and Cash Equivalents at End of Period

	$ (110,366) 6,026 (5,231) 44,363 (4,809) 22,552 ---------- (47,465) ---------- 7,934 (125,177) ---------- (117,243) ---------- (164,708) 222,993 ---------- $ 58,285 ===========	$ (95,328) 1,188 (4,800) 46,538 (3,042) 25,885 ---------- (29,559) ---------- 4,766 0 ---------- 4,766 ---------- (24,793) 229,897 ---------- $ 205,104 ===========

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
   Equity in Losses of Project Partnerships
   Distribution Income
   Changes in Operating Assets and Liabilities:
    Increase in Payable to General Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships
  Investment in Securities

     Net Cash (Used In) Provided by Investing
     Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of
Year

Cash and Cash Equivalents at End of Period

	$ (101,087) 12,054 (5,492) 47,904 (1,381) 15,157 ---------- (32,845) ---------- 12,889 (99,551) ---------- (86,662) ---------- (119,507) 144,697 ---------- $ 25,190 ===========	$ (86,919) 2,383 (5,113) 54,424 (1,380) 17,401 ---------- (19,204) --------- 6,597 0 ---------- 6,597 ---------- (12,607) 142,638 ---------- $ 130,031 ===========

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
   Equity in (Income) Losses of Project
   Partnerships
   Distribution Income
   Changes in Operating Assets and Liabilities:
    Decrease in Accounts Receivable
    Increase in Payable to General Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
   Distributions Received from Project
   Partnerships
   Investment in Securities

     Net Cash (Used In) Provided by Investing
     Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of
Year

Cash and Cash Equivalents at End of Period

	$ (47,194) 16,748 (6,922) (227) (2,182) 0 4,982 ---------- (34,795) ---------- 3,969 (149,818) ---------- (145,849) ---------- (180,644) 207,490 ---------- $ 26,846 ===========	$ (81,070) 2,954 (6,123) 56,558 (2,182) 8,291 5,900 ---------- (15,672) ---------- 3,969 0 ---------- 3,969 ---------- (11,703) 199,931 ---------- $ 188,228 ===========

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
   Equity in Losses of Project Partnerships
   Distribution Income
   Changes in Operating Assets and Liabilities:
    Decrease in Accounts Receivable
    Increase in Payable to General Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
   Distributions Received from Project
   Partnerships
   Investment in Securities

     Net Cash (Used In) Provided by Investing
     Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of
Year

Cash and Cash Equivalents at End of Period

	$ (505,733) 57,612 (32,135) 112,735 (32,647) 0 126,662 ---------- (273,506) ---------- 58,582 (699,807) ---------- (641,225) ---------- (914,731) 1,278,528 ---------- $ 363,797 ===========	$ (458,954) 10,765 (31,162) 192,777 (29,343) 8,291 140,699 ---------- (166,927) ---------- 41,769 0 ---------- 41,769 ---------- (125,158) 1,281,470 ---------- $1,156,312 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(Unaudited)

NOTE 1 - ORGANIZATION:

   Gateway Tax Credit Fund III Ltd. ("Gateway" or "Partnership"), a Florida Limited Partnership, was formed October 17, 1991 under the laws of Florida. Gateway offered its limited partnership interests in Series. The first Series for Gateway is Series 7. Operations commenced on July 16, 1992 for Series 7, January 4, 1993 for Series 8, September 30, 1993 for Series 9, January 21, 1994 for Series 10 and April 29, 1994 for Series 11. Each Series invests, as a limited partner, in other limited partnerships ("Project Partnerships"), each of which owns and operates apartment complexes eligible for Low-Income Housing Tax Credits ("Tax Credits"), provided for in Section 42 of the Internal Revenue Code of 1986. Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the limited partnership agreement. As of September 30, 2006, Gateway had received capital contributions of $1,000 from the General Partners and $36,799,000 from the investor Limited Partners.

   Raymond James Partners, Inc. and Raymond James Tax Credit Funds, Inc., wholly-owned subsidiaries of Raymond James Financial, Inc., are the General Partner and Managing General Partner, respectively of Gateway.

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

   Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss. No impairment loss has been recognized in the accompanying financial statements for the six-month period ended September 30, 2006. For the fiscal year ended March 31, 2006, impairment expense was recognized in the statement of operations in the following Series and in the following amounts: Series 7 - $193,195, Series 9 - $127,532, Series 10 - $156,694, Series 11 - $600,802. The total impairment expense for all Series in Gateway for fiscal year 2006 was $1,078,223. Refer to Note 5 - Investment in Project Partnerships for further details regarding the components of the Investment in Project Partnership balance.

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

Concentrations of Credit Risk

   Financial instruments which potentially subject Gateway to concentrations of credit risk consist of cash investments in a money market mutual fund that is advised by a wholly-owned subsidiary of Raymond James Financial, Inc.

Use of Estimates in the Preparation of Financial Statements

   The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates that affect certain reported amounts and disclosures. These estimates are based on management's knowledge and experience. Accordingly, actual results could differ from these estimates.

Investment in Securities

   Gateway applies Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FAS 115"). Under FAS 115, Gateway is required to categorize its debt securities as held-to-maturity, available-for-sale or trading securities, dependent upon Gateway's intent in holding the securities. Gateway's intent is to hold all of its debt securities (U.S. Treasury Security Strips and U.S. Treasury Notes) until maturity and to use these assets to fund Gateway's ongoing operations. Interest income is recognized ratably on the U.S. Treasury Strips and U.S. Treasury Notes using the effective yield to maturity.

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

   Gateway holds variable interests in 128 VIE's, which consist of Project Partnerships, which Gateway is not the primary beneficiary. Five of Gateway's Project Partnership investments were determined not to be VIE's. Gateway's maximum exposure to loss as a result of its involvement with unconsolidated VIE's is limited to Gateway's recorded investments in and receivables from those VIE's, which is approximately $3,889,764 at September 30, 2006. Gateway may be subject to additional losses to the extent of any financial support that Gateway voluntarily provides to those Project Partnerships in the future.

Basis of Preparation

   The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's report on Form 10-K for the year ended March 31, 2006. In the opinion of management these financial statements include adjustments, consisting only of normal recurring adjustments, necessary to fairly summarize the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

NOTE 3 - INVESTMENT IN SECURITIES:

   The September 30, 2006 Balance Sheets include Investment in Securities consisting of U.S. Treasury Security Strips and U.S. Treasury Notes which represents their cost, plus accreted interest income of $103,737 for Series 7, $93,226 for Series 8, $70,094 for Series 9, $75,085 for Series 10 and $87,874 for Series 11. The Investment in Securities are commonly held in a brokerage account with Raymond James and Associates, Inc., an affiliate of the General Partners. A separate accounting is maintained for each series' share of the investments.

	Estimated Market Value ----------------	Cost Plus Accreted Interest ----------------	Gross Unrealized Gains and (Losses) ----------------
Series 7	$ 361,137	$ 359,130	$ 2,007
Series 8	278,230	276,234	1,996
Series 9	252,319	250,287	2,032
Series 10	229,978	226,059	3,919
Series 11	300,802	293,983	6,819

   As of September 30, 2006, the cost and accreted interest of debt securities by contractual maturities is as follows:
	Series 7 --------	Series 8 --------	Series 9 --------
Due within 1 year	$ 281,320	$ 201,704	$ 168,610
After 1 year through 5 years	77,810	74,530	81,677
	---------	---------	---------
Total Amount Carried on Balance Sheet	$ 359,130 =========	$ 276,234 =========	$ 250,287 =========

	Series 10 --------	Series 11 --------	Total --------
Due within 1 year	$ 132,195	$ 188,528	$ 972,357
After 1 year through 5 years	93,864	105,455	433,336
	---------	---------	---------
Total Amount Carried on Balance Sheet	$ 226,059 =========	$ 293,983 =========	$1,405,693 ==========

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

   For the three months ended September 30, 2006 and 2005, the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

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

                           2006             2005
                          -----             -----
  Series 7              $ 43,018         $ 43,224
  Series 8                44,743           44,954
  Series 9                24,650           24,754
  Series 10               16,840           16,910
  Series 11               13,876           14,010
                        --------         --------
  Total                 $143,127         $143,852
                        ========         ========

   General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statement of Operations.

                           2006             2005
                           -----            -----
  Series 7             $  55,340        $  39,003
  Series 8                61,016           43,004
  Series 9                34,056           24,002
  Series 10               21,285           15,001
  Series 11               17,028           12,001
                        --------         --------
  Total                 $188,725         $133,011
                        ========         ========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

SERIES 7

   As of September 30, 2006, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 39 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in the 39 Project Partnerships as of:

SEPTEMBER 30, 2006 ------------	MARCH 31, 2006 ------------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses
 Impairment of Investment in Project
 Partnership

Investments in Project Partnerships

$ 7,732,089 (7,246,349) (247,038) ----------- 238,702 793,335 (240,610) (193,195) ----------- $ 598,232 ============	$ 7,732,089 (7,224,499) (241,747) ----------- 265,843 793,335 (224,238) (193,195) ----------- $ 641,745 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $5,034,646 for the period ended September 30, 2006 and cumulative suspended losses of $4,825,178 for the year ended March 31, 2006 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 8

   As of September 30, 2006, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 43 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in the 43 Project Partnerships as of:
SEPTEMBER 30, 2006 ------------	MARCH 31, 2006 ------------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

$ 7,586,105 (7,413,528) (178,803) ----------- (6,226) 549,773 (137,684) ----------- $ 405,863 ============	$ 7,586,105 (7,414,683) (174,579) ----------- (3,157) 549,773 (131,272) ----------- $ 415,344 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $5,749,539 for the period ended September 30, 2006 and cumulative suspended losses of $5,547,391 for the year ended March 31, 2006 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 9

   As of September 30, 2006, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 24 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in the 24 Project Partnerships as of:
SEPTEMBER 30, 2006 ------------	MARCH 31, 2006 ------------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses
 Impairment of Investment in Project
 Partnership

Investments in Project Partnerships

$ 4,914,116 (4,304,461) (151,886) ----------- 457,769 244,087 (77,396) (127,532) ----------- $ 496,928 ============	$ 4,914,116 (4,260,098) (148,761) ----------- 505,257 244,087 (71,370) (127,532) ----------- $ 550,442 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $1,900,491 for the period ended September 30, 2006 and cumulative suspended losses of $1,792,373 for the year ended March 31, 2006 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 10

   As of September 30, 2006, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 15 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in the 15 Project Partnerships as of:
SEPTEMBER 30, 2006 ------------	MARCH 31, 2006 ------------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses
 Impairment of Investment in Project
 Partnership

Investments in Project Partnerships

$ 3,914,672 (2,366,824) (203,043) ----------- 1,344,805 196,738 (95,356) (156,694) ----------- $ 1,289,493 ============	$ 3,914,672 (2,318,920) (191,535) ----------- 1,404,217 196,738 (83,302) (156,694) ----------- $ 1,360,959 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $379,607 for the period ended September 30, 2006 and cumulative suspended losses of $346,072 for the year ended March 31, 2006 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 11

   As of September 30, 2006, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 12 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in the 12 Project Partnerships as of:
SEPTEMBER 30, 2006 ------------	MARCH 31, 2006 ------------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses
 Impairment of Investment in Project
 Partnership

Investments in Project Partnerships

$ 4,128,042 (1,603,936) (174,352) ----------- 2,349,754 290,335 (131,246) (600,802) ----------- $ 1,908,041 ============	$ 4,128,042 (1,604,163) (172,565) ----------- 2,351,314 290,335 (114,498) (600,802) ----------- $ 1,926,349 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $602,725 for the period September 30, 2006 and cumulative suspended losses of $546,725 for the year ended March 31, 2006 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

TOTAL SERIES 7 - 11

   The following is a summary of Investments in Project Partnerships as of:
SEPTEMBER 30, 2006 ------------	MARCH 31, 2006 ------------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses
 Impairment of Investment in Project
 Partnership

Investments in Project Partnerships

$ 28,275,024 (22,935,098) (955,122) ----------- 4,384,804 2,074,268 (682,292) (1,078,223) ----------- $ 4,698,557 ============	$ 28,275,024 (22,822,363) (929,187) ------------ 4,523,474 2,074,268 (624,680) (1,078,223) ------------ $ 4,894,839 =============

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 7

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 4,389,278
26,532,590
56,584
------------
$30,978,452
============

$   673,983
35,642,424
------------
36,316,407
------------

(4,975,425)
(362,530)
------------
(5,337,955)
------------
$30,978,452
============

$ 2,616,827
------------
1,732,943
381,079
736,460
------------
2,850,482
------------
$  (233,655)
============
$    (2,337)
============
$  (231,318)
209,468
------------
$   (21,850)
============

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
============

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 8

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Income of Project Partnerships

$ 4,235,582
27,900,068
62,851
------------
$32,198,501
============

$ 1,010,337
37,532,816
------------
38,543,153
------------

(5,631,359)
(713,293)
------------
(6,344,652)
------------
$32,198,501
============

$ 2,632,965
------------
1,679,205
415,395
742,626
------------
2,837,226
------------
$  (204,261)
============
$    (3,268)
============
$  (200,993)
202,148
------------
$     1,155
============

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
============

(1)  As discussed in Note 4, an affiliate of the General Partner (Value Partners, Inc.) is the operating general partner in one of the Project Partnerships included above (Logan Heights). The Logan Heights Project Partnership is not consolidated in Gateway's financial statements as Gateways investment in Logan Heights is accounted for under the equity method. The information below is included for related party disclosure purposes. The Project Partnership's financial information for the periods ending June 2006 and June 2005 is as follows:
	June 2006	June 2005
Total Assets	$ 576,837	$ 565,465
Total Liabilities	(823,000)	821,647
Gateway Equity	(129,873)	(139,791)
Other Partner's Equity	(116,290)	(116,391)
Total Revenue	56,009	47,805
Net Loss	$ (3,568)	$ (11,264)

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 9

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 2,263,082
16,085,769
5,364
------------
$18,354,215
============

$   252,977
19,934,839
------------
20,187,816
------------

(1,496,234)
(337,367)
------------
(1,833,601)
------------
$18,354,215
============

$ 1,288,287
------------
845,850
212,526
383,932
------------
1,442,308
------------
$  (154,021)
============
$    (1,540)
============
$  (152,481)
108,118
------------
$   (44,363)
============

$ 2,047,879
16,771,553
4,868
------------
$18,824,300
============

$   220,397
20,040,773
------------
20,261,170
------------

(1,129,384)
(307,486)
------------
(1,436,870)
------------
$18,824,300
============

$ 1,263,556
------------
825,196
215,958
393,015
------------
1,434,169
------------
$  (170,613)
============
$    (1,706)
============
$  (168,907)
122,369
------------
$   (46,538)
============

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 10

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 1,856,453
12,030,765
2,180
------------
$13,889,398
============

$   283,456
13,054,976
------------
13,338,432
------------

956,738
(405,772)
------------
550,966
------------
$13,889,398
============

$   874,031
------------
606,314
118,098
232,946
------------
957,358
------------
$   (83,327)
============
$    (1,888)
============
$   (81,439)
33,535
------------
$   (47,904)
============

$ 1,849,550
12,418,323
3,124
------------
$14,270,997
============

$   289,768
13,126,101
------------
13,415,869
------------

1,234,655
(379,527)
------------
855,128
------------
$14,270,997
============

$   843,396
------------
563,954
122,710
234,824
------------
921,488
------------
$   (78,092)
============
$    (1,152)
============
$   (76,940)
22,516
------------
$   (54,424)
============

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 11

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three-month lag, below is the summarized financial information for the Series' Project Partnerships as of
June 30, of each year:
2006 ----	2005 ----

SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners' Equity:
  Current liabilities
  Long-term debt

    Total liabilities

Partners' equity (deficit)
  Limited Partner
  General Partners

    Total Partners' equity

    Total liabilities and partners' equity

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net loss

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Income (Losses) of Project
Partnerships

$ 1,076,448
10,095,642
264,912
------------
$11,437,002
============

$   120,269
9,847,071
------------
9,967,340
------------

1,753,082
(283,420)
------------
1,469,662
------------
$11,437,002
============

$   827,452
------------
527,037
106,178
252,660
------------
885,875
------------
$   (58,423)
============
$    (2,650)
============
$   (55,773)
56,000
------------

$       227
============

$   963,056
10,539,081
323,930
------------
$11,826,067
============

$   179,820
9,982,493
------------
10,162,313
------------

1,947,356
(283,602)
------------
1,663,754
------------
$11,826,067
============

$   788,763
------------
578,062
108,885
255,290
------------
942,237
------------
$  (153,474)
============
$   (10,174)
============
$  (143,300)
86,742
------------

$   (56,558)
============

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

TOTAL SERIES 7 - 11

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 13,820,843
92,644,834
391,891
------------
$106,857,568
============

$  2,341,022
116,012,126
------------
118,353,148
------------

(9,393,198)
(2,102,382)
------------
(11,495,580)
------------
$106,857,568
============

$  8,239,562
------------
5,391,349
1,233,276
2,348,624
------------
8,973,249
------------
$   (733,687)
============
$    (11,683)
============
$   (722,004)
609,269
------------
$   (112,735)
============

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
============

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, Liquidity and Capital Resources

   Overview - The proceeds from Limited Partner investors' capital contributions available for investment are used to acquire interests in Project Partnerships.

   As disclosed on the statement of operations for each Series, interest income is comparable for the six months ended September 30, 2006 and September 30, 2005. Equity in Losses of Project Partnerships for the six months ended September 30, 2006 decreased from $192,777 for the six months ended September 30, 2005 to $112,735. The decrease in Equity in Losses of Project Partnerships is a result of a greater increase in rental revenue than operating costs of the Project Partnerships. The General and Administrative Expenses - Other increased from $55,002 for the six months ended September 30, 2005 to $88,151 for the six months ended September 30, 2006. The General and Administrative Expenses - General Partner was significantly higher. This increase was due to higher administrative costs incurred by the General Partner.

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

   The sources of funds to pay the operating costs of each Series are short-term investments and interest earned thereon, the maturity of U.S. Treasury Security Strips ("Zero Coupon Treasuries") and U.S Treasury Notes (purchased in July 2006) which were purchased with funds set aside for this purpose, and cash distributed to the Series from the operations of the Project Partnerships.

   Due to the rent limitations applicable to the Project Partnerships projects as a result of their qualifying for Low-Income Housing Tax Credits, Gateway does not expect there to be a significant increase in future rental income of the Project Partnerships.

   Series 7 - Gateway closed this series on October 16, 1992 after receiving $10,395,000 from 635 Limited Partner investors. Equity in Losses of Project Partnerships for the six months ended September 30, 2006 decreased from $42,739 for the six months ended September 30, 2005 to $21,850 due to an increase in rental revenue at the Project Partnerships. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

   At September 30, 2006, the Series had $139,904 of short-term investments (Cash and Cash Equivalents). It also had $156,799 in Zero Coupon Treasuries with annual maturities providing $81,000 in the current fiscal year and $86,000 in fiscal year 2008. In addition, the Series had $202,331 in U.S. Treasury Notes with a maturity value of $203,000 at June 30, 2007. Management believes these sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $130,982 for the six months ended September 30, 2006. However, after considering the Equity in Losses of Project Partnerships of $21,850 and the changes in operating assets and liabilities, net cash used in operating activities was $75,279. Cash used in investing activities totaled $178,847, consisting of cash distributions from the Project Partnerships, offset by the purchase of U.S. Treasury Notes in July 2006.

   Series 8 - Gateway closed this Series on September 28, 1993 after receiving $9,980,000 from 664 Limited Partner investors. Equity in Income of Project Partnerships for the six months ended September 30, 2006 decreased from $7,482 for the six months ended September 30, 2005 to $1,155. At September 30, 2006, the Series had $113,572 of short-term investments (Cash and Cash Equivalents). It also had $149,651 in Zero Coupon Treasuries with annual maturities providing $77,000 in the current fiscal year and $82,000 in fiscal year 2008. In addition, the Series had $126,583 in U.S. Treasury Notes with a maturity value of $127,000 at June 30, 2007. Management believes these sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $116,104 for the six months ended September 30, 2006. However, after considering the Equity in Income of Project Partnerships of $1,155 and the changes in operating assets and liabilities, net cash used in operating activities was $83,122. Cash used in investing activities totaled $112,624, consisting of cash distributions from the Project Partnerships, offset by the purchase of U.S. Treasury Notes in July 2006.

   Series 9 - Gateway closed this Series on December 31, 1993 after receiving $6,254,000 from 406 Limited Partner investors. Equity in Losses of Project Partnerships for the six months ended September 30, 2006 decreased from $46,538 for the six months ended September 30, 2005 to $44,363. At September 30, 2006, the Series had $58,285 of short-term investments (Cash and Cash Equivalents). It also had $123,704 in Zero Coupon Treasuries with annual maturities providing $43,000 in the current fiscal year, $45,000 in fiscal year 2008 and $47,000 in fiscal year 2009. In addition, the Series had $126,583 in U.S. Treasury Notes with a maturity value of $127,000 at June 30, 2007. Management believes these sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $110,366 for the six months ended September 30, 2006. However, after considering the Equity in Losses of Project Partnerships of $44,363 and the changes in operating assets and liabilities, net cash used in operating activities was $47,465. Cash used in investing activities totaled $117,243, consisting of cash distributions from the Project Partnerships, offset by the purchase of U.S. Treasury Notes in July 2006.

   Series 10 - Gateway closed this Series on January 21, 1994 after receiving $5,043,000 from 325 Limited Partner investors. Equity in Losses of Project Partnerships for the six months ended September 30, 2006 decreased from $54,424 for the six months ended September 30, 2005 to $47,904 as a result of an increase in suspended losses. Suspended losses are a direct result of the Investment balance in any single Project Partnership reaching a zero balance. Since more Project Partnerships have accumulated enough losses resulting in a zero balance, additional losses are suspended since the Partnership's accounting policy is to not carry Investments in Project Partnerships below zero. At September 30, 2006, the Series had $25,190 of short-term investments (Cash and Cash Equivalents). It also had $125,390 in Zero Coupon Treasuries with annual maturities providing $32,000 in the current fiscal year, $34,000 in fiscal year 2008, $36,000 in fiscal year 2009 and $40,000 in fiscal year 2010. In addition, the Series had $100,669 in U.S. Treasury Notes with a maturity value of $101,000 at June 30, 2007. Management believes these sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $101,087 for the six months ended September 30, 2006. However, after considering the Equity in Losses of Project Partnerships of $47,904 and the changes in operating assets and liabilities, net cash used in operating activities was $32,845. Cash used in investing activities totaled $86,662, consisting of cash distributions from the Project Partnerships, offset by the purchase of U.S. Treasury Notes in July 2006.

   Series 11 - Gateway closed this Series on April 29, 1994 after receiving $5,127,000 from 330 Limited investors. Equity in Losses of Project Partnerships for the six months ended September 30, 2006 decreased from a loss of $56,558 for the six months ended September 30, 2005 to income of $227 as a result of higher rental and other income and lower operating expenses. At September 30, 2006, the Series had $26,846 of short-term investments (Cash and Cash Equivalents). It also had $142,483 in Zero Coupon Treasuries with annual maturities providing $38,000 in the current fiscal year, $40,000 in fiscal year 2008, $42,000 in fiscal year 2009 and $44,000 in fiscal year 2010. In addition, the Series had $151,500 in U.S. Treasury Notes with a maturity value of $152,000 at June 30, 2007. Management believes these sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $47,194 for the six months ended September 30, 2006. However, after considering the Equity in Income of Project Partnerships of $227 and the changes in operating assets and liabilities, net cash used in operating activities was $34,795. Cash used in investing activities totaled $145,849, consisting of cash distributions from Project Partnerships, offset by the purchase of U.S. Treasury Notes in July 2006.

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

   None.

Item 3.  Defaults upon Senior Securities:

   None.

Item 4.  Submission of Matters to a Vote of Security Holders:

   None.

Item 5.  Other Information:

   None.

Item 6.  Exhibits:

   31.1 Principal Executive Officer Certification as required by Rule 13a-   14(a)/15d-14(a), filed herewith.

   31.2 Principal Financial Officer Certification as required by Rule 13a-   14(a)/15d-14(a), filed herewith.

   32. Certification of the Chief Executive Officer and Chief Financial Officer    Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of    the Sarbanes-Oxley Act of 2002, filed herewith.

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

                                  GATEWAY TAX CREDIT FUND III, LTD.
                                  (A Florida Limited Partnership)
                                  By: Raymond James Tax Credit Funds, Inc.
                                      (Managing General Partner)

Date: November 16, 2006           By:/s/ Ronald M. Diner
                                  Ronald M. Diner
                                  President

Date: November 16, 2006           By:/s/ Jonathan Oorlog
                                  Jonathan Oorlog
                                  Vice President and Chief Financial Officer

Date: November 16, 2006           By:/s/ Sandra C. Humphreys
                                  Sandra C. Humphreys
                                  Secretary and Treasurer

EXHIBIT 31.1

CERTIFICATIONS*

I, Ron Diner, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Gateway Tax Credit Fund, III, Ltd.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 16, 2006          By:/s/ Ronald M. Diner
                                 Ronald M. Diner
                                 President
                                 Raymond James Tax Credit Funds, Inc.
                                 (Managing General Partner)

EXHIBIT 31.2

CERTIFICATIONS*

I, Jonathan Oorlog, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Gateway Tax Credit Fund, III, Ltd.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 16, 2006          By:/s/ Jonathan Oorlog
                                 Jonathan Oorlog
                                 Vice President and Chief Financial Officer
                                 Raymond James Tax Credit Funds, Inc.
                                 (Managing General Partner)

EXHIBIT 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Gateway Tax Credit Fund III, Ltd.; (the "Partnership") on Form 10-Q for the period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to our knowledge:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/ Ronald M. Diner
Ronald M. Diner
President
Raymond James Tax Credit Funds, Inc.
(Managing General Partner)
November 16, 2006

/s/ Jonathan Oorlog
Jonathan Oorlog
Vice President and Chief Financial Officer
Raymond James Tax Credit Funds, Inc.
(Managing General Partner)
November 16, 2006