Form 10-Q
period 2006-12-31
GATEWAY TAX CREDIT FUND III LTD
filed 2007-02-14
CIK 881716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended December 31, 2006

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

PART I - Financial Information

Item 1.  Financial Statements

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEET
SERIES 7	DECEMBER 31, 2006 ---------- (Unaudited)	MARCH 31, 2006 --------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (10,395 units for Series 7 at December 31, 2006 and March 31, 2006)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  108,845
285,389
-----------
394,234

79,271
585,437
-----------
$1,058,942
===========

$   57,861
-----------
57,861
-----------

708,953
-----------

380,485
(88,357)
-----------
292,128
-----------
$1,058,942
===========

$  394,030
76,135
-----------
470,165

74,969
641,745
-----------
$1,186,879
===========

$   60,090
-----------
60,090
-----------

644,426
-----------

568,818
(86,455)
-----------
482,363
-----------
$1,186,879
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEET
SERIES 8	DECEMBER 31, 2006 --------- (Unaudited)	MARCH 31, 2006 -------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities
 Accounts Receivable

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (9,980 units for Series 8 at December 31, 2006 and March 31, 2006)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$   76,222
204,649
24,220
-----------
305,091

75,851
387,304
-----------
$  768,246
===========

$   48,840
-----------
48,840
-----------

751,420
-----------

55,931
(87,945)
-----------
(32,014)
-----------
$  768,246
===========

$  309,318
72,553
24,220
-----------
406,091

71,956
415,344
-----------
$  893,391
===========

$   51,363
-----------
51,363
-----------

684,306
-----------

243,770
(86,048)
-----------
157,722
-----------
$  893,391
============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEET
SERIES 9	DECEMBER 31, 2006 --------- (Unaudited)	MARCH 31, 2006 -------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

    Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (6,254 units for Series 9 at December 31, 2006 and March 31, 2006)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$   38,538
170,894
-----------
209,432

82,979
490,276
-----------
$  782,687
===========

$   27,701
-----------
27,701
-----------

465,624
-----------

341,304
(51,942)
-----------
289,362
-----------
$  782,687
===========

$  222,993
40,745
-----------
263,738

79,134
550,442
-----------
$  893,314
===========

$   30,066
-----------
30,066
-----------

428,649
-----------

485,089
(50,490)
-----------
434,599
-----------
$  893,314
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEET
SERIES 10	DECEMBER 31, 2006 --------- (Unaudited)	MARCH 31, 2006 -------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

    Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (5,043 units for Series 10 at December 31, 2006 and March 31, 2006)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$   11,371
134,049
-----------
145,420

95,562
1,275,817
-----------
$1,516,799
===========

$   30,209
-----------
30,209
-----------

70,383
-----------

1,446,224
(30,017)
-----------
1,416,207
-----------
$1,516,799
===========

$  144,697
30,440
-----------
175,137

90,576
1,360,959
-----------
$1,626,672
===========

$   31,675
-----------
31,675
-----------

45,123
-----------

1,578,554
(28,680)
-----------
1,549,874
-----------
$1,626,672
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEET
SERIES 11	DECEMBER 31, 2006 --------- (Unaudited)	MARCH 31, 2006 -------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Partners' Equity (Deficit):
Limited Partners (5,127 units for Series 11 at December 31, 2006 and March 31, 2006)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$   17,392
191,168
-----------
208,560

107,457
1,901,600
-----------
$2,217,617
===========

$   25,323
-----------
25,323
-----------

2,216,361
(24,067)
-----------
2,192,294
-----------
$2,217,617
===========

$  207,490
35,682
-----------
243,172

101,561
1,926,349
-----------
$2,271,082
===========

$   13,071
-----------
13,071
-----------

2,281,421
(23,410)
-----------
2,258,011
-----------
$2,271,082
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEET
TOTAL SERIES 7 - 11	DECEMBER 31, 2006 --------- (Unaudited)	MARCH 31, 2006 -------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities
 Accounts Receivable

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at December 31, 2006 and March 31, 2006)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$   252,368
986,149
24,220
------------
1,262,737

441,120
4,640,434
-----------
$ 6,344,291
===========

$   189,934
-----------
189,934
-----------

1,996,380
-----------

4,440,305
(282,328)
-----------
4,157,977
-----------
$ 6,344,291
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

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership
Units

Number of Limited Partnership Units
Outstanding

$    1,560
-----------
1,560
-----------

21,509

27,437
7,914
7,651
-----------
64,511
-----------

(62,951)

(3,298)
6,996
-----------
$  (59,253)
===========

$  (58,661)
(592)
-----------
$  (59,253)
===========

$    (5.64)
===========

10,395
===========

$    3,716
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
-----------
0
-----------

22,372

30,250
7,855
3,206
-----------
63,683
-----------

(63,683)

(15,353)
5,404
-----------
$  (73,632)
===========

$  (72,896)
(736)
-----------
$  (73,632)
===========

$    (7.30)
===========

9,980
===========

$    1,895
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
-----------
0
-----------

12,325

16,884
4,956
3,013
-----------
37,178
-----------

(37,178)

(1,859)
4,166
-----------
$  (34,871)
===========

$  (34,523)
(349)
-----------
$  (34,872)
===========

$    (5.52)
===========

6,254
===========

$      795
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
-----------
0
-----------

8,419

10,552
3,716
6,027
-----------
28,714
-----------

(28,714)

(7,649)
3,783
-----------
$  (32,580)
===========

$  (32,253)
(326)
-----------
$  (32,579)
===========

$    (6.40)
===========

5,043
===========

$        0
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
-----------
600
-----------

6,938

8,442
4,707
8,374
-----------
28,461
-----------

(27,861)

4,418
4,920
-----------
$  (18,523)
===========

$  (18,338)
(185)
-----------
$  (18,523)
===========

$    (3.58)
===========

5,127
===========

$      600
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

  Total Expenses

Loss Before Equity in Losses of Project
 Partnerships and Other Income

Equity in Losses of Project Partnerships
 Interest Income

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

$    2,160
-----------
2,160
-----------

71,563

93,565
29,148
28,271
-----------
222,547
-----------

(220,387)

(23,741)
25,269
-----------
$ (218,859)
===========

$ (216,671)
(2,188)
-----------
$ (218,859)
===========

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

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership
Units

Number of Limited Partnership Units
Outstanding

$   17,506
-----------
17,506
-----------

64,527

82,777
32,575
24,023
-----------
203,902
-----------

(186,396)

(25,148)
21,309
-----------
$ (190,235)
===========

$ (188,333)
(1,902)
-----------
$ (190,235)
===========

$   (18.12)
===========

10,395
===========

$   16,934
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
-----------
8,329
-----------

67,115

91,266
32,925
9,618
-----------
200,924
-----------

(192,595)

(14,198)
17,057
-----------
$ (189,736)
===========

$ (187,839)
(1,897)
-----------
$ (189,736)
===========

$   (18.82)
===========

9,980
===========

$   11,416
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
-----------
4,809
-----------

36,975

50,940
19,685
9,039
-----------
116,639
-----------

(111,830)

(46,222)
12,815
-----------
$ (145,237)
===========

$ (143,785)
(1,452)
-----------
$ (145,237)
===========

$   (22.99)
===========

6,254
===========

$    3,837
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
-----------
1,381
-----------

25,259

31,837
15,739
18,081
-----------
90,916
-----------

(89,535)

(55,553)
11,421
-----------
$ (133,667)
===========

$ (132,330)
(1,337)
-----------
$ (133,667)
===========

$   (26.24)
===========

5,043
===========

$    1,380
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
-----------
2,782
-----------

20,814

25,470
16,375
25,122
-----------
87,781
-----------

(84,999)

4,645
14,637
-----------
$  (65,717)
===========

$  (65,060)
(657)
-----------
$  (65,717)
===========

$   (12.69)
===========

5,127
===========

$    2,782
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

  Total Expenses

Loss Before Equity in Losses of Project
 Partnerships and Other Income

Equity in Losses of Project Partnerships
 Interest Income

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

$   34,807
-----------
34,807
-----------

214,690

282,290
117,299
85,883
-----------
700,162
-----------

(665,355)

(136,476)
77,239
-----------
$ (724,592)
===========

$ (717,347)
(7,245)
-----------
$ (724,592)
===========

$   36,349
-----------
36,349
-----------

215,778

210,937
65,093
15,814
-----------
507,622
-----------

(471,273)

(288,325)
72,240
-----------
$ (687,358)
===========

$ (680,484)
(6,874)
-----------
$ (687,358)
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005:
(Unaudited)
SERIES 7	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2005 Net Loss Balance at December 31, 2005 Balance at March 31, 2006 Net Loss Balance at December 31, 2006	$ 1,031,936 (165,176) ------------ $ 866,760 ============ $ 568,818 (188,333) ------------ $ 380,485 ============	$ (81,777) (1,668) ----------- $ (83,445) =========== $ (86,455) (1,902) ------------ $ (88,357) ============	$ 950,159 (166,844) ----------- $ 783,315 ============ $ 482,363 (190,235) ------------ $ 292,128 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005:
(Unaudited)
SERIES 8	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2005 Net Loss Balance at December 31, 2005 Balance at March 31, 2006 Net Loss Balance at December 31, 2006	$ 458,094 (115,800) ------------ $ 342,294 ============ $ 243,770 (187,839) ------------ $ 55,931 ============	$ (83,883) (1,170) ----------- $ (85,053) =========== $ (86,048) (1,897) ----------- $ (87,945) ===========	$ 374,211 (116,970) ----------- $ 257,241 ============ $ 157,722 (189,736) ------------ $ (32,014) ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005:
(Unaudited)
SERIES 9	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2005 Net Loss Balance at December 31, 2005 Balance at March 31, 2006 Net Loss Balance at December 31, 2006	$ 822,760 (145,599) ------------ $ 677,161 ============ $ 485,089 (143,785) ------------ $ 341,304 ============	$ (47,079) (1,471) ----------- $ (48,550) =========== $ (50,490) (1,452) ------------ $ (51,942) ============	$ 775,681 (147,070) ------------ $ 628,611 ============ $ 434,599 (145,237) ------------ $ 289,362 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005:
(Unaudited)
SERIES 10	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2005 Net Loss Balance at December 31, 2005 Balance at March 31, 2006 Net Loss Balance at December 31, 2006	$ 1,930,927 (128,015) ------------ $ 1,802,912 ============ $ 1,578,554 (132,330) ------------ $ 1,446,224 ============	$ (25,121) (1,293) ----------- $ (26,414) =========== $ (28,680) (1,337) ------------ $ (30,017) ============	$ 1,905,806 (129,308) ------------ $ 1,776,498 ============ $ 1,549,874 (133,667) ------------ $ 1,416,207 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005:
(Unaudited)
SERIES 11	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2005 Net Loss Balance at December 31, 2005 Balance March 31, 2006 Net Loss Balance at December 31, 2006	$ 3,049,825 (125,894) ------------ $ 2,923,931 ============ $ 2,281,421 (65,060) ------------ $ 2,216,361 ============	$ (15,649) (1,272) ----------- $ (16,921) =========== $ (23,410) (657) ------------ $ (24,067) ============	$ 3,034,176 (127,166) ----------- $ 2,907,010 ============ $ 2,258,011 (65,717) ------------ $ 2,192,294 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005:
(Unaudited)
TOTAL SERIES 7 - 11	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2005 Net Loss Balance at December 31, 2005 Balance at March 31, 2006 Net Loss Balance at December 31, 2006	$ 7,293,542 (680,484) ------------ $ 6,613,058 ============ $ 5,157,652 (717,347) ------------ $ 4,440,305 ============	$ (253,509) (6,874) ----------- $ (260,383) =========== $ (275,083) (7,245) ------------ $ (282,328) ============	$ 7,040,033 (687,358) ----------- $ 6,352,675 ============ $ 4,882,569 (724,592) ------------ $ 4,157,977 ============

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
 Distributions Received from Project
 Partnerships
 Investment in Securities

     Net Cash (Used In) Provided by Investing
     Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of
Year

Cash and Cash Equivalents at End of Period

	$ (190,235) 24,023 (13,472) 25,148 (17,506) 62,298 ---------- (109,744) ---------- 24,643 (200,084) ---------- (175,441) ---------- (285,185) 394,030 ---------- $ 108,845 ===========	$ (166,844) 4,325 (12,068) 54,069 (16,934) 65,431 ---------- (72,021) ---------- 21,972 0 ---------- 21,972 ---------- (50,049) 383,342 ---------- $ 333,293 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31,
(Unaudited)
SERIES 8 --------	2006 ----	2005 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss to Net
  Cash Used In Operating Activities:
   Amortization
   Accreted Interest Income on Investments
   in Securities
   Equity in Losses (Income) of Project    Partnerships
   Distribution Income
   Changes in Operating Assets and Liabilities:
    Increase in Payable to General Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
 Distributions Received from Project
 Partnerships
 Investment in Securities

     Net Cash (Used In) Provided by Investing
     Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of
Year

Cash and Cash Equivalents at End of Period

	$ (189,736) 9,618 (10,814) 14,198 (8,329) 64,591 ---------- (120,472) ---------- 12,553 (125,177) ---------- (112,624) ---------- (233,096) 309,318 ----------- $ 76,222 ===========	$ (116,970) 1,701 (10,826) (11,698) (11,416) 67,368 ---------- (81,841) ---------- 14,481 0 ---------- 14,481 ---------- (67,360) 325,662 ----------- $ 258,302 ===========

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
  Distributions Received from Project
  Partnerships
  Investment in Securities

     Net Cash (Used In) Provided by Investing
     Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of
Year

Cash and Cash Equivalents at End of Period

	$ (145,237) 9,039 (8,817) 46,222 (4,809) 34,610 ---------- (68,992) ---------- 9,714 (125,177) ---------- (115,463) ---------- (184,455) 222,993 ---------- $ 38,538 ===========	$ (147,070) 1,782 (7,256) 74,413 (3,837) 37,442 ---------- (44,526) ---------- 8,505 0 ---------- 8,505 ---------- (36,021) 229,897 ---------- $ 193,876 ===========

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
  Distributions Received from Project
  Partnerships
  Investment in Securities

     Net Cash (Used In) Provided by Investing
     Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of
Year

Cash and Cash Equivalents at End of Period

	$ (133,667) 18,081 (9,044) 55,553 (1,381) 23,794 ---------- (46,664) ---------- 12,889 (99,551) ---------- (86,662) ---------- (133,326) 144,697 ---------- $ 11,371 ===========	$ (129,308) 3,575 (7,753) 80,447 (1,380) 25,364 ---------- (29,055) --------- 7,426 0 ---------- 7,426 ---------- (21,629) 142,638 ---------- $ 121,009 ===========

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
   Distributions Received from Project
   Partnerships
   Investment in Securities

     Net Cash (Used In) Provided by Investing
     Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of
Year

Cash and Cash Equivalents at End of Period

	$ (65,717) 25,122 (11,564) (4,645) (2,782) 0 12,252 ---------- (47,334) ---------- 7,054 (149,818) ---------- (142,764) ---------- (190,098) 207,490 ---------- $ 17,392 ===========	$ (127,166) 4,431 (9,271) 91,094 (2,782) 8,291 12,527 ---------- (22,876) ---------- 7,054 0 ---------- 7,054 ---------- (15,822) 199,931 ---------- $ 184,109 ===========

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
   Distributions Received from Project
   Partnerships
   Investment in Securities

     Net Cash (Used In) Provided by Investing
     Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of
Year

Cash and Cash Equivalents at End of Period

	$ (724,592) 85,883 (53,711) 136,476 (34,807) 0 197,545 ---------- (393,206) ---------- 66,583 (699,807) ---------- (632,954) ---------- (1,026,160) 1,278,528 ---------- $ 252,368 ===========	$ (687,358) 15,814 (47,174) 288,325 (36,349) 8,291 208,132 ---------- (250,319) ---------- 59,438 0 ---------- 59,438 ---------- (190,881) 1,281,470 ---------- $1,090,589 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006
(Unaudited)

NOTE 1 - ORGANIZATION:

   Gateway Tax Credit Fund III Ltd. ("Gateway" or "Partnership"), a Florida Limited Partnership, was formed October 17, 1991 under the laws of Florida. Gateway offered its limited partnership interests in Series ("Series"). The first Series for Gateway is Series 7. Operations commenced on July 16, 1992 for Series 7, January 4, 1993 for Series 8, September 30, 1993 for Series 9, January 21, 1994 for Series 10 and April 29, 1994 for Series 11. Each Series invests, as a limited partner, in other limited partnerships ("Project Partnerships"), each of which owns and operates apartment complexes eligible for Low-Income Housing Tax Credits ("Tax Credits"), provided for in Section 42 of the Internal Revenue Code of 1986. Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the limited partnership agreement. As of December 31, 2006, Gateway had received capital contributions of $1,000 from the General Partners and $36,799,000 from the investor Limited Partners.

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

   Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss. No impairment loss has been recognized in the accompanying financial statements for the nine-month period ended December 31, 2006. For the fiscal year ended March 31, 2006, impairment expense was recognized in the statement of operations in the following Series and in the following amounts: Series 7 - $193,195, Series 9 - $127,532, Series 10 - $156,694, Series 11 - $600,802. The total impairment expense for all Series in Gateway for fiscal year 2006 was $1,078,223. Refer to Note 5 - Investment in Project Partnerships for further details regarding the components of the Investment in Project Partnership balance.

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

   Gateway holds variable interests in 128 VIE's, which consist of Project Partnerships, which Gateway is not the primary beneficiary. Five of Gateway's Project Partnership investments were determined not to be VIE's. Gateway's maximum exposure to loss as a result of its involvement with unconsolidated VIE's is limited to Gateway's recorded investments in and receivables from those VIE's, which is approximately $3,831,641 at December 31, 2006. Gateway may be subject to additional losses to the extent of any financial support that Gateway voluntarily provides to those Project Partnerships in the future.

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

NOTE 3 - INVESTMENT IN SECURITIES:

   The December 31, 2006 Balance Sheets include Investment in Securities consisting of U.S. Treasury Security Strips and U.S. Treasury Notes which represents their cost, plus accreted interest income of $109,267 for Series 7, $97,492 for Series 8, $73,679 for Series 9, $78,636 for Series 10 and $92,516 for Series 11. The Investment in Securities are commonly held in a brokerage account with Raymond James and Associates, Inc., an affiliate of the General Partners. A separate accounting is maintained for each series' share of the investments.

	Estimated Market Value ---------	Cost Plus Accreted Interest ------------	Gross Unrealized Gains and (Losses) ---------------
Series 7	$ 363,588	$ 364,660	$ (1,072)
Series 8	280,335	280,500	(165)
Series 9	254,045	253,873	172
Series 10	231,543	229,611	1,932
Series 11	302,740	298,625	4,115

   As of December 31, 2006, the cost and accreted interest of debt securities by contractual maturities is as follows:
	Series 7 --------	Series 8 --------	Series 9 --------
Due within 1 year	$ 285,389	$ 204,649	$ 170,894
After 1 year through 5 years	79,271	75,851	82,979
	---------	---------	---------
Total Amount Carried on Balance Sheet	$ 364,660 =========	$ 280,500 =========	$ 253,873 =========

	Series 10 --------	Series 11 --------	Total --------
Due within 1 year	$ 134,049	$ 191,168	$ 986,149
After 1 year through 5 years	95,562	107,457	441,120
	---------	---------	---------
Total Amount Carried on Balance Sheet	$ 229,611 =========	$ 289,625 =========	$1,427,269 ==========

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

   For the nine months ended December 31, 2006 and 2005, the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

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

                           2006             2005
                          -----             -----
  Series 7              $ 64,527         $ 64,836
  Series 8                67,115           67,431
  Series 9                36,975           37,131
  Series 10               25,259           25,365
  Series 11               20,814            21,015
                        --------         --------
  Total                 $214,690         $215,778
                        ========          ========

   General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statement of Operations.

                           2006             2005
                           -----            -----
  Series 7             $  82,777        $  61,853
  Series 8                91,266           68,198
  Series 9                50,940           38,064
  Series 10               31,837           23,790
  Series 11               25,470           19,032
                        --------         --------
  Total                 $282,290          $210,937
                        ========         ========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

SERIES 7

   As of December 31, 2006, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 39 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in the 39 Project Partnerships as of:

DECEMBER 31, 2006 ------------	MARCH 31, 2006 ------------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses
 Impairment of Investment in Project
 Partnership

Investments in Project Partnerships

$ 7,732,089 (7,249,647) (248,884) ----------- 233,558 793,335 (248,261) (193,195) ----------- $ 585,437 ============	$ 7,732,089 (7,224,499) (241,747) ----------- 265,843 793,335 (224,238) (193,195) ----------- $ 641,745 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $5,162,584 for the period ended December 31, 2006 and cumulative suspended losses of $4,825,178 for the year ended March 31, 2006 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 8

   As of December 31, 2006, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 43 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in the 43 Project Partnerships as of:
DECEMBER 31, 2006 ------------	MARCH 31, 2006 ------------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

$ 7,586,105 (7,428,881) (178,803) ----------- (21,579) 549,773 (140,890) ----------- $ 387,304 ============	$ 7,586,105 (7,414,683) (174,579) ----------- (3,157) 549,773 (131,272) ----------- $ 415,344 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $5,841,586 for the period ended December 31, 2006 and cumulative suspended losses of $5,547,391 for the year ended March 31, 2006 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 9

   As of December 31, 2006, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 24 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in the 24 Project Partnerships as of:
DECEMBER 31, 2006 ------------	MARCH 31, 2006 ------------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses
 Impairment of Investment in Project
 Partnership

Investments in Project Partnerships

$ 4,914,116 (4,306,320) (153,666) ----------- 454,130 244,087 (80,409) (127,532) ----------- $ 490,276 ============	$ 4,914,116 (4,260,098) (148,761) ----------- 505,257 244,087 (71,370) (127,532) ----------- $ 550,442 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $1,965,242 for the period ended December 31, 2006 and cumulative suspended losses of $1,792,373 for the year ended March 31, 2006 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 10

   As of December 31, 2006, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 15 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in the 15 Project Partnerships as of:
DECEMBER 31, 2006 ------------	MARCH 31, 2006 ------------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses
 Impairment of Investment in Project
 Partnership

Investments in Project Partnerships

$ 3,914,672 (2,374,473) (203,043) ----------- 1,337,156 196,738 (101,383) (156,694) ----------- $ 1,275,817 ============	$ 3,914,672 (2,318,920) (191,535) ----------- 1,404,217 196,738 (83,302) (156,694) ----------- $ 1,360,959 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $381,446 for the period ended December 31, 2006 and cumulative suspended losses of $346,072 for the year ended March 31, 2006 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 11

   As of December 31, 2006, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 12 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in the 12 Project Partnerships as of:
DECEMBER 31, 2006 ------------	MARCH 31, 2006 ------------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses
 Impairment of Investment in Project
 Partnership

Investments in Project Partnerships

$ 4,128,042 (1,599,518) (176,837) ----------- 2,351,687 290,335 (139,620) (600,802) ----------- $ 1,901,600 ============	$ 4,128,042 (1,604,163) (172,565) ----------- 2,351,314 290,335 (114,498) (600,802) ----------- $ 1,926,349 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $638,001 for the period December 31, 2006 and cumulative suspended losses of $546,725 for the year ended March 31, 2006 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

TOTAL SERIES 7 - 11

   The following is a summary of Investments in Project Partnerships as of:
DECEMBER 31, 2006 ------------	MARCH 31, 2006 ------------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses
 Impairment of Investment in Project
 Partnership

Investments in Project Partnerships

$ 28,275,024 (22,958,839) (961,233) ----------- 4,354,952 2,074,268 (710,563) (1,078,223) ----------- $ 4,640,434 ============	$ 28,275,024 (22,822,363) (929,187) ------------ 4,523,474 2,074,268 (624,680) (1,078,223) ------------ $ 4,894,839 =============

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 4,485,287
26,164,360
59,398
------------
$30,709,045
============

$   537,138
35,642,424
------------
36,179,562
------------

(5,106,661)
(363,856)
------------
(5,470,517)
------------
$30,709,045
============

$ 3,898,737
------------
2,588,646
571,617
1,104,690
------------
4,264,953
------------
$  (366,216)
============
$    (3,662)
============
$  (362,554)
337,406
------------
$   (25,148)
============

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
============

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 8 (1)

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three-month lag, below is the summarized financial information for the Series' Project Partnerships as of
September 30, of each year:
2006 ----	2005 ----

SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners' Equity:
  Current liabilities
  Long-term debt

    Total liabilities

Partners' equity (deficit)
  Limited Partner
  General Partners

    Total Partners' equity (deficit)

    Total liabilities and partners' equity

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net loss

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in (Losses) Income of Project Partnerships

$ 4,381,778
27,528,755
75,730
------------
$31,986,263
============

$   907,204
37,532,816
------------
38,440,020
------------

(5,738,760)
(714,997)
------------
(6,453,757)
------------
$31,986,263
============

$ 3,934,633
------------
2,510,967
623,092
1,113,939
------------
4,247,998
------------
$  (313,365)
============
$    (4,972)
============
$  (308,393)
294,195
------------

$   (14,198)
============

$ 4,122,380
28,765,104
88,332
------------
$32,975,816
============

$ 1,002,600
37,745,148
------------
38,747,748
------------

(5,127,331)
(644,601)
------------
(5,771,932)
------------
$32,975,816
============

$ 3,706,048
-----------
2,410,381
630,611
1,133,873
------------
4,174,865
------------
$  (468,817)
============
$    (6,410)
============
$  (462,407)
474,105
------------

$    11,698
============

(1)  As discussed in Note 4, an affiliate of the General Partner (Value Partners, Inc.) is the operating general partner in one of the Project Partnerships included above (Logan Heights). The Logan Heights Project Partnership is not consolidated in Gateway's financial statements as Gateways investment in Logan Heights is accounted for under the equity method. The information below is included for related party disclosure purposes. The Project Partnership's financial information for the periods ending September 2006 and September 2005 is as follows:
	September 2006	September 2005

Total Assets	$ 569,456	$ 555,351
Total Liabilities	816,901	821,619
Gateway Equity	(131,142)	(149,776)
Other Partner's Equity	(116,303)	(116,492)
Total Revenue	81,245	71,774
Net Loss	$ (4,886)	$ (21,349)

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 2,313,427
15,893,803
4,801
------------
$18,212,031
============

$   178,076
19,934,839
------------
20,112,915
------------

(1,562,844)
(338,040)
------------
(1,900,884)
------------
$18,212,031
============

$ 1,952,232
------------
1,278,850
318,788
575,898
------------
2,173,536
------------
$  (221,304)
============
$    (2,213)
============
$  (219,091)
172,869
------------
$   (46,222)
============

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 1,892,404
11,914,334
4,455
------------
$13,811,193
============

$   215,271
13,054,976
------------
13,270,247
------------

947,250
(406,304)
------------
540,946
------------
$13,811,193
============

$ 1,314,464
------------
881,245
177,147
349,419
------------
1,407,811
------------
$   (93,347)
============
$    (2,420)
============
$   (90,927)
35,374
------------
$   (55,553)
============

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

SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners' Equity:
  Current liabilities
  Long-term debt

    Total liabilities

Partners' equity (deficit)
  Limited Partner
  General Partners

    Total Partners' equity

    Total liabilities and partners' equity

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net loss

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Income (Losses) of Project
Partnerships

$ 1,144,502
9,969,312
266,167
------------
$11,379,981
============

$   135,433
9,807,256
------------
9,942,689
------------

1,722,224
(284,932)
------------
1,437,292
------------
$11,379,981
============

$ 1,247,792
------------
800,328
159,267
378,990
------------
1,338,585
------------
$   (90,793)
============
$    (4,162)
============
$   (86,631)
91,276
------------

$     4,645
============

$   954,838
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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 14,217,398
91,470,564
410,551
------------
$106,098,513
============

$  1,973,122
115,972,311
------------
117,945,433
------------

(9,738,791)
(2,108,129)
------------
(11,846,920)
------------
$106,098,513
============

$ 12,347,858
------------
8,060,036
1,849,911
3,522,936
------------
13,432,883
------------
$ (1,085,025)
============
$    (17,429)
============
$ (1,067,596)
931,120
------------
$   (136,476)
============

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

   As disclosed on the statement of operations for each Series, interest income is comparable for the nine months ended December 31, 2006 and December 31, 2005. Equity in Losses of Project Partnerships for the nine months ended December 31, 2006 decreased from $288,325 for the nine months ended December 31, 2005 to $136,476. The decrease in Equity in Losses of Project Partnerships is a result of a greater increase in rental revenue than operating costs of the Project Partnerships. The General and Administrative Expenses - Other increased from $65,093 for the nine months ended December 31, 2005 to $117,299 for the nine months ended December 31, 2006. The General and Administrative Expenses - General Partner was significantly higher. The increase is due to higher third party accounting and auditing fees incurred by the General Partner.

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

   Series 7 - Gateway closed this series on October 16, 1992 after receiving $10,395,000 from 635 Limited Partner investors. Equity in Losses of Project Partnerships for the nine months ended December 31, 2006 decreased from $54,069 for the nine months ended December 31, 2005 to $25,148 due to an increase in rental revenue at the Project Partnerships. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

   At December 31, 2006, the Series had $108,845 of short-term investments (Cash and Cash Equivalents). It also had $159,727 in Zero Coupon Treasuries with annual maturities providing $81,000 in the current fiscal year and $86,000 in fiscal year 2008. In addition, the Series had $204,933 in U.S. Treasury Notes with a maturity value of $203,000 at June 30, 2007. Management believes these sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $190,235 for the nine months ended December 31, 2006. However, after considering the Equity in Losses of Project Partnerships of $25,148 and the changes in operating assets and liabilities, net cash used in operating activities was $109,744. Cash used in investing activities totaled $175,441, consisting of cash distributions from the Project Partnerships, offset by the purchase of U.S. Treasury Notes in July 2006.

   Series 8 - Gateway closed this Series on September 28, 1993 after receiving $9,980,000 from 664 Limited Partner investors. Equity in Income (Losses) of Project Partnerships for the nine months ended December 31, 2006 decreased from income of $11,698 for the nine months ended December 31, 2005 to a loss of $14,198. At December 31, 2006, the Series had $76,222 of short-term investments (Cash and Cash Equivalents). It also had $152,290 in Zero Coupon Treasuries with annual maturities providing $77,000 in the current fiscal year and $82,000 in fiscal year 2008. In addition, the Series had $128,210 in U.S. Treasury Notes with a maturity value of $127,000 at June 30, 2007. Management believes these sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $189,736 for the nine months ended December 31, 2006. However, after considering the Equity in Losses of Project Partnerships of $14,198 and the changes in operating assets and liabilities, net cash used in operating activities was $120,472. Cash used in investing activities totaled $112,624, consisting of cash distributions from the Project Partnerships, offset by the purchase of U.S. Treasury Notes in July 2006.

   Series 9 - Gateway closed this Series on December 31, 1993 after receiving $6,254,000 from 406 Limited Partner investors. Equity in Losses of Project Partnerships for the nine months ended December 31, 2006 decreased from $74,413 for the nine months ended December 31, 2005 to $46,222. At December 31, 2006, the Series had $38,538 of short-term investments (Cash and Cash Equivalents). It also had $125,663 in Zero Coupon Treasuries with annual maturities providing $43,000 in the current fiscal year, $45,000 in fiscal year 2008 and $47,000 in fiscal year 2009. In addition, the Series had $128,210 in U.S. Treasury Notes with a maturity value of $127,000 at June 30, 2007. Management believes these sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $145,237 for the nine months ended December 31, 2006. However, after considering the Equity in Losses of Project Partnerships of $46,222 and the changes in operating assets and liabilities, net cash used in operating activities was $68,992. Cash used in investing activities totaled $115,463, consisting of cash distributions from the Project Partnerships, offset by the purchase of U.S. Treasury Notes in July 2006.

   Series 10 - Gateway closed this Series on January 21, 1994 after receiving $5,043,000 from 325 Limited Partner investors. Equity in Losses of Project Partnerships for the nine months ended December 31, 2006 decreased from $80,447 for the nine months ended December 31, 2005 to $55,553 as a result of an increase in suspended losses. Suspended losses are a direct result of the Investment balance in any single Project Partnership reaching a zero balance. Since more Project Partnerships have accumulated enough losses resulting in a zero balance, additional losses are suspended since the Partnership's accounting policy is to not carry Investments in Project Partnerships below zero. At December 31, 2006, the Series had $11,371 of short-term investments (Cash and Cash Equivalents). It also had $127,648 in Zero Coupon Treasuries with annual maturities providing $32,000 in the current fiscal year, $34,000 in fiscal year 2008, $36,000 in fiscal year 2009 and $40,000 in fiscal year 2010. In addition, the Series had $101,963 in U.S. Treasury Notes with a maturity value of $101,000 at June 30, 2007. Management believes these sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $133,667 for the nine months ended December 31, 2006. However, after considering the Equity in Losses of Project Partnerships of $55,553 and the changes in operating assets and liabilities, net cash used in operating activities was $46,664. Cash used in investing activities totaled $86,662, consisting of cash distributions from the Project Partnerships, offset by the purchase of U.S. Treasury Notes in July 2006.

   Series 11 - Gateway closed this Series on April 29, 1994 after receiving $5,127,000 from 330 Limited investors. Equity in Income (Losses) of Project Partnerships for the nine months ended December 31, 2006 decreased from a loss of $91,094 for the nine months ended December 31, 2005 to income of $4,645 as a result of higher rental and other income and lower operating expenses. At December 31, 2006, the Series had $17,392 of short-term investments (Cash and Cash Equivalents). It also had $145,177 in Zero Coupon Treasuries with annual maturities providing $38,000 in the current fiscal year, $40,000 in fiscal year 2008, $42,000 in fiscal year 2009 and $44,000 in fiscal year 2010. In addition, the Series had $153,448 in U.S. Treasury Notes with a maturity value of $152,000 at June 30, 2007. Management believes these sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $65,717 for the nine months ended December 31, 2006. However, after considering the Equity in Income of Project Partnerships of $4,645 and the changes in operating assets and liabilities, net cash used in operating activities was $47,334. Cash used in investing activities totaled $142,764, consisting of cash distributions from Project Partnerships, offset by the purchase of U.S. Treasury Notes in July 2006.

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

                                  GATEWAY TAX CREDIT FUND III, LTD.
                                  (A Florida Limited Partnership)
                                  By: Raymond James Tax Credit Funds, Inc.
                                      (Managing General Partner)

Date: February 14, 2007           By:/s/ Ronald M. Diner
                                  Ronald M. Diner
                                  President

Date: February 14, 2007           By:/s/ Jonathan Oorlog
                                  Jonathan Oorlog
                                  Vice President and Chief Financial Officer

Date: February 14, 2007           By:/s/ Sandra C. Humphreys
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

Date: February 14, 2007          By:/s/ Ronald M. Diner
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

Date: February 14, 2007          By:/s/ Jonathan Oorlog
                                 Jonathan Oorlog
                                 Vice President and Chief Financial Officer
                                 Raymond James Tax Credit Funds, Inc.
                                 (Managing General Partner)

EXHIBIT 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Gateway Tax Credit Fund III, Ltd.; (the "Partnership") on Form 10-Q for the period ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to our knowledge:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/ Ronald M. Diner
Ronald M. Diner
President
Raymond James Tax Credit Funds, Inc.
(Managing General Partner)
February 14, 2007

/s/ Jonathan Oorlog
Jonathan Oorlog
Vice President and Chief Financial Officer
Raymond James Tax Credit Funds, Inc.
(Managing General Partner)
February 14, 2007