Form 10-K
period 2007-03-31
GATEWAY TAX CREDIT FUND III LTD
filed 2007-07-13
CIK 881716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15[d] OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number 0-21762

                                         Gateway Tax Credit Fund III Ltd.
             (Exact name of Registrant as specified in its charter)

           Florida                                               59-3090386
(State or other jurisdiction of                            (IRS Employer No.)
incorporation or organization)

                    880 Carillon Parkway,  St. Petersburg,  Florida    33716
          (Address of principal executive offices)                   (Zip Code)

Registrant's Telephone No., Including Area Code:              (727)567-1000

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:
Title of Each Class:    Units of Limited Partnership Interest

                                                    Number of Record Holders
    Title of Each Class                                  March 31, 2007
Limited Partnership Interest                                  2,559
General Partner Interest                                          2

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
                                                            YES   X             NO

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K
(Sec. 229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K of any amendment to this Form 10-K.   X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

            Large accelerated filer  [ ]   Accelerated Filer  [ ]    Non-accelerated Filer   [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)
                                                                   Yes [ ]       No [X)

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

DOCUMENTS INCORPORATED BY REFERENCE

Parts I, II, III and IV - Form S-11 Registration Statement
and all amendments and supplements thereto.
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

   Gateway is engaged in only one industry segment, to acquire limited partnership interests in unaffiliated limited partnerships ("Project Partnerships"), each of which owns and operates one or more apartment complexes eligible for Low-Income Housing Tax Credits under Section 42 of the Internal Revenue Code ("Tax Credits"), received over a ten year period. Subject to certain limitations, Tax Credits may be used by Gateway's investors to reduce their income tax liability generated from other income sources. Gateway will terminate on December 31, 2040, or sooner, in accordance with the terms of its Limited Partnership Agreement. As of March 31, 2007, Gateway received capital contributions of $1,000 from the General Partners and from the Limited Partners: $10,395,000 in Series 7, $9,980,000 from Series 8, $6,254,000 from Series 9, $5,043,000 from Series 10 and $5,127,000 from Series 11.

   Gateway offered Limited Partnership units in series. Each series is treated as though it were a separate partnership, investing in a separate and distinct pool of Project Partnerships. Net proceeds from each series were used to acquire Project Partnerships which are specifically allocated to such series. Income or loss and all tax items from the Project Partnerships acquired by each series are specifically allocated among the limited partners of such series.

   Operating profits and losses, cash distributions from operations and Tax Credits are allocated 99% to the Limited Partners and 1% to the General Partners. Profit or loss and cash distributions from sales of property will be allocated as described in the Limited Partnership Agreement.

   As of March 31, 2007, Gateway had invested in 133 Project Partnerships in total. Project Partnership investments by Series are as follows: 39 Project Partnerships for Series 7, 43 Project Partnerships for Series 8, 24 Project Partnerships for Series 9, 15 Project Partnerships for Series 10 and 12 Project Partnerships for Series 11. Gateway acquired its interests in these properties by becoming a limited partner in the Project Partnerships that own the properties. The primary source of funds for each series is the capital contributions from Limited Partner investors.

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

   Risks related to the operations of Gateway are described in detail on pages 29 through 38 of the Prospectus, as supplemented, contained in the Registration Statement, File No. 33-44238 ("Prospectus"), under the Caption "Risk Factors" which is incorporated herein by reference. The investment objectives of Gateway are to:

  1) Provide tax benefits to Limited Partners in the form of Tax Credits during the period in which each
     Project is eligible to claim tax credits;

  2) Preserve and protect the capital of each Series.

   The investment objectives and policies of Gateway are described in detail on pages 39 through 47 of the Prospectus under the caption "Investment Objectives and Policies" which is incorporated herein by reference.

   Gateway's goal is to invest in a diversified portfolio of Project Partnerships located in rural and suburban locations with a high demand for low income housing. As of March 31, 2007 each Series' investor capital contributions were successfully invested in Project Partnerships which met the investment criteria. Management anticipates that competition for tenants will only be with other low income housing projects and not with conventionally financed housing. With a significant number of rural American households living below the poverty level in substandard housing, management believes there will be a continuing demand for affordable low income housing for the foreseeable future.

   Gateway has no direct employees. Services are performed by the Managing General Partner and its affiliates and by agents retained by it. The Managing General Partner has full and exclusive discretion in management and control of Gateway.

   Exit Strategy Upon expiration of the Project Partnership Tax Credit Compliance Period

   The IRS compliance period for low-income housing tax credit properties is generally 15 years from occupancy following construction or rehabilitation completion.

   As of December 31, 2006, only one of the Project Partnerships had reached the end of its tax credit compliance period. However, all of the other 132 Project Partnerships will reach the end of the tax credit compliance period during one of the years ending December 31, 2007 through December 31, 2010.

   When Project Partnerships reach the end of their tax credit compliance period, Gateway initiates a process of disposing of its investment in the Project Partnership. The objective of the process is to sell Gateway's interest in the properties for fair market value and ultimately, when Gateway's last Project Partnership investment is sold, liquidate Gateway.

Item 1A.  Risk Factors

   Gateway, as a limited partner in the Project Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance and continued eligibility of Tax Credits. If the cost of operating a property exceeds the rental income earned thereon, Gateway may deem it in its best interest to voluntarily provide funds in order to protect its investment. No such contributions have been made in fiscal year 2007, 2006 or 2005.

   Investors eventually may be allocated profits for tax purposes which exceed any cash Gateway distributes to them. Under these circumstances, unless an investor has passive losses or credits to reduce such tax liability, the investor will have to pay federal income tax without a corresponding cash distribution from Gateway. Similarly, in the event of a sale or foreclosure of an apartment complex, an investor may be allocated taxable income, resulting in tax liability, in excess of any cash distributed to the investor as a result of such event.

   There is no assurance that investors will receive any cash distributions from the sale or refinancing of a Project Partnership. The price at which a Project Partnership is sold may not be large enough to pay the mortgage and other expenses which must be paid at such time.

Item 1B.  Unresolved Staff Comments.

   None.

Item 2.  Properties

   Gateway owns a majority interest in properties through its limited partnership investments in Project Partnerships. The largest single net investment as of March 31, 2007 in a Project Partnership for each respective Series is: Series 7 is 21.6% of the Series' total assets and 3.5% of Gateway's total assets, Series 8 is 19.4% of the Series' total assets and 2.6% of Gateway's total assets, Series 9 is 15.4% of the Series' total assets and 1.9% of Gateway's total assets, Series 10 is 28.5% of the Series' total assets and 7.2% of Gateway's total assets, and Series 11 is 26.8% of the Series' total assets and 8.8% of Gateway's total assets.

The following tables provides certain summary information regarding the Project Partnerships in which Gateway had an interest as of December 31, 2006:

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

729,584

1,013,443

2,675,686

1,658,014

1,043,231

989,726 1,461,449

1,780,260

1,029,993

932,540

1,474,901

819,325

1,009,647

900,526

1,744,840

808,475

822,934

1,339,144

1,059,696

1,490,047

890,402

1,342,015

1,854,523

1,584,306

1,166,234

1,518,537

479,661

925,239

1,646,234

1,437,907

1,853,889

970,707

960,793

623,304

1,011,684

835,334

828,505

991,547

785,240

100% 100% 100% 100% 88% 46% 100% 100% 100% 83% 98% 100% 93% 100% 92% 100% 95% 98% 96% 100% 90% 95% 98% 98% 100% 100% 100% 100% 94% 100% 85% 88% 88% 88% 96% 96% 100% 100% 100%
		----		-----------
		1,195		46,489,522
		====		===========

The average effective rental income per unit for the year ended December 31, 2006 is $4,262 per year
($355 per month).

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

Russellville, KY

Tuskegee, AL

Cottondale, FL

16 24 24 24 24 32 24 36 24 24 28 16 24 24 24 24 25 24 16 16 32 16 29 44 44 33 20 34 24 24 46 64 36 30 16 24 32 36 41 24 24 36 25

12/92

12/92

1/93

1/93

1/93

1/93

1/93

3/93

3/93

3/93

3/93

4/93

5/93

5/93

5/93

6/93

5/93

6/93

6/93

6/93

6/93

6/93

8/93

9/93

9/93

9/93

9/93

9/93

9/93

9/93

9/93

9/93

10/93

10/93

10/93

10/93

10/93

10/93

10/93

10/93

11/93

12/93

1/94

613,537

809,692

787,859

892,598

812,853

1,318,319

1,026,699

1,321,039

758,489

948,824

936,677

576,162

943,390

929,109

826,389

883,990

1,141,490

902,785

737,918

784,810

1,189,817

1,200,210

994,717

1,529,792

1,817,225

1,359,733

829,848

1,442,986

831,492

1,182,386

1,781,759

2,778,712

1,342,794

1,585,546

709,635

1,103,271

1,177,691

1,358,623

1,659,514

924,701

954,580

1,437,725

948,319

94% 100% 100% 100% 96% 94% 96% 78% 100% 96% 100% 100% 88% 88% 92% 100% 100% 92% 100% 100% 94% 88% 96% 100% 100% 97% 95% 97% 100% 83% 83% 100% 100% 100% 88% 96% 100% 97% 100% 96% 83% 92% 100%
		-----		----------
		1,207		48,093,705
		=====		==========

The average effective rental income per unit for the year ended December 31, 2006 is $4,217 per year
($351 per month).

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

810,597

770,939

587,132

918,358

1,806,434

1,407,304

1,239,494

1,250,635

774,019

904,325

1,083,535

986,163

1,423,402

1,849,005

1,055,632

1,008,022

1,001,158

781,898

1,006,295

1,137,336

984,410

978,195

1,715,881

735,614

100% 96% 100% 100% 98% 100% 96% 83% 95% 92% 88% 96% 97% 85% 96% 100% 100% 100% 88% 96% 100% 96% 100% 98%
		-----		-----------
		624		26,215,783
		=====		===========

The average effective rental income per unit for the year ended December 31, 2006 is $4,142 per year
($345 per month).

SERIES 10
PARTNERSHIP -----------	LOCATION OF PROPERTY -----------	# OF UNIT -----	DATE ACQUIRED --------	PROPERTY COST --------	OCCU-PANCY RATE ------
Redstone Albany Oak Terrace Wellshill Applegate Heatherwood Peachtree Donna Wellsville Tecumseh Clay City Irvine West New Castle Stigler Courtyard	Challis, ID Albany, KY Bonifay, FL West Liberty, KY Florence, AL Alexander, AL Gaffney, SC Donna, TX Wellsville, NY Tecumseh, NE Clay City, KY Irvine, KY New Castle, KY Stigler, OK Huron, SD	24 24 18 32 36 36 28 50 24 24 24 24 24 20 21	11/93 1/94 1/94 1/94 2/94 2/94 3/94 1/94 2/94 4/94 5/94 5/94 5/94 7/94 8/94	1,167,910 1,042,529 664,731 1,350,944 1,864,817 1,642,814 1,100,996 1,778,667 1,438,809 1,142,972 1,043,798 1,113,664 1,025,932 754,056 786,217	100% 100% 100% 100% 97% 97% 93% 98% 100% 83% 100% 96% 96% 100% 100%
		----		----------
		409		17,918,856
		====		==========

The average effective rental income per unit for the year ended December 31, 2006 is $4,149 per year
($346 per month).

Item 2 - Properties (continued):

SERIES 11

PARTNERSHIP -----------	LOCATION OF PROPERTY -----------	# OF UNIT -----	DATE ACQUIRED --------	PROPERTY COST --------	OCCU-PANCY RATE ------
Homestead Mountain Oak Eloy Gila Bend Creekstone Tifton Cass Towne Warsaw Royston Red Bud Cardinal Parsons	Pinetop, AZ Collinsville, AL Eloy, AZ Gila Bend, AZ Dallas, GA Tifton, GA Cartersville, GA Warsaw, VA Royston, GA Mokane, MO Mountain Home, AR Parsons, KS	32 24 24 36 40 36 10 56 25 8 32 38	9/94 9/94 11/94 11/94 12/94 12/94 12/94 12/94 12/94 12/94 12/94 12/94	1,816,695 894,455 1,030,005 1,545,966 2,008,604 1,706,886 330,663 3,404,797 935,159 301,564 512,292 1,384,172	94% 75% 92% 67% 83% 92% 100% 100% 100% 88% 100% 66%
		----		-----------
		361		15,871,258
		====		===========

The average effective rental income per unit for the year ended December 31, 2006 is $4,496 per year
($375 per month).

A summary of the book value of the fixed assets of the properties at December 31, 2006, 2005 and
2004 is as follows:
                                                             12/31/06

	SERIES 7	SERIES 8	SERIES 9
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum. Depreciation Properties, Net	$ 1,628,119 416,701 42,317,581 2,127,121 0 ----------- 46,489,522 20,491,955 ----------- $25,997,567 ===========	$ 1,978,809 446,554 43,601,388 2,066,954 0 ----------- 48,093,705 20,807,872 ----------- $27,285,833 ==========	$ 1,099,659 214,171 23,734,613 1,167,340 0 ----------- 26,215,783 10,415,334 ----------- $15,800,449 ===========

	SERIES 10	SERIES 11	TOTAL
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum. Depreciation Properties, Net	$ 648,625 111,805 16,457,363 701,063 0 ----------- 17,918,856 6,027,529 ----------- $11,891,327 ===========	$ 599,197 47,002 14,647,240 577,819 0 ----------- 15,871,258 5,562,727 ----------- $10,308,531 ===========	$ 5,954,409 1,236,233 140,758,185 6,640,297 0 ------------ 154,589,124 63,305,417 ------------ $ 91,283,707 ============

Item 2 - Properties (continued):

                                                              12/31/05
	SERIES 7	SERIES 8	SERIES 9
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum. Depreciation Properties, Net	$ 1,635,366 391,926 42,278,279 1,985,906 0 ----------- 46,291,477 19,022,427 ----------- $27,269,050 ===========	$ 1,978,809 424,067 43,481,828 1,976,324 0 ----------- 47,861,028 19,218,334 ----------- $28,642,694 ==========	$ 1,099,659 207,602 23,676,553 1,126,301 0 ----------- 26,110,115 9,640,414 ----------- $16,469,701 ===========

	SERIES 10	SERIES 11	TOTAL
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum. Depreciation Properties, Net	$ 648,625 94,649 16,425,612 663,802 0 ----------- 17,832,688 5,569,061 ----------- $12,263,627 ===========	$ 599,197 22,242 14,415,086 626,431 0 ----------- 15,662,956 5,314,654 ----------- $10,348,302 ===========	$ 5,961,656 1,140,486 140,277,358 6,378,764 0 ------------ 153,758,264 58,764,890 ------------ $ 94,993,374 ============

                         12/31/04
	SERIES 7	SERIES 8	SERIES 9
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum. Depreciation Properties, Net	$ 1,632,366 387,220 42,243,157 1,920,573 0 ----------- 46,183,316 17,552,593 ----------- $28,630,723 ===========	$ 1,978,809 416,985 43,408,843 1,915,791 0 ----------- 47,720,428 17,821,451 ----------- $29,898,977 ===========	$ 1,099,659 191,080 23,642,433 1,096,825 6,866 ----------- 26,036,863 8,872,295 ----------- $17,164,568 ===========

	SERIES 10	SERIES 11	TOTAL
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum. Depreciation Properties, Net	$ 648,625 94,649 16,376,552 636,585 0 ----------- 17,756,411 5,103,348 ----------- $12,653,063 ===========	$ 599,197 18,163 14,401,963 584,385 0 ----------- 15,603,708 4,809,337 ----------- $10,794,371 ===========	$ 5,958,656 1,108,097 140,072,948 6,154,159 6,866 ------------ 153,300,726 54,159,024 ------------ $ 99,141,702 ============

Item 3.  Legal Proceedings

   Gateway is not a party to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

   As of March 31, 2007, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.  Market for the Registrant's Securities and Related Security Holder Matters

   (a)   Gateway's Limited Partnership interests are not publicly traded. There is no market for Gateway's Limited Partnership interests and it is unlikely that any will develop. No transfers of Limited Partnership Interests are permitted without the prior written consent of the Managing General Partner. There have been numerous transfers from inception to date with most being from individuals to their trusts or heirs. The Managing General Partner is not aware of the price at which Limited Partnership units are transferred. The criteria for and the details regarding transfers are found on pages A-28 and A-29 of the Limited Partnership Agreement under ARTICLE XII under the caption "Transfers of Units" found in the Prospectus, which is incorporated herein by reference.

   There have been no distributions to Limited Partner investors from inception to date.

   (b)   Approximate Number of Equity Security Holders:

                                               Number of Holders
     Title of Class                           as of March 31, 2007
Limited Partner Interest                              2,559
General Partner Interest                                  2

Item 6.  Selected Financial Data

FOR THE YEARS ENDED MARCH 31,
SERIES 7	2007 ----	2006 ----	2005 ----	2004 ----	2003 ----
Total Revenues	$ 27,050	$ 21,470	$ 24,233	$ 14,725	$ 23,088
Net Loss	(366,648)	(467,796)	(261,487)	(261,362)	(233,056)
Equity in Losses of Project Partnerships	(78,519)	(92,380)	(139,599)	(130,277)	(137,118)
Total Assets	906,324	1,186,879	1,561,768	1,737,330	1,979,828
Investments In Project Partnerships	442,787	641,745	965,655	1,127,941	1,278,834
Per Weighted Average Limited Partnership Unit: (A) Tax Credits Portfolio Income Passive Loss	..96 8.15 (98.00)	8.05 6.16 (100.77)	21.36 4.56 (109.79)	92.87 5.38 (121.02)	163.08 6.94 (113.17)
Net Loss	(34.92)	(44.55)	(24.90)	(24.89)	(22.20)

FOR THE YEARS ENDED MARCH 31,
SERIES 8	2007 ----	2006 ----	2005 ----	2004 ----	2003 ----
Total Revenues	$ 15,890	$ 16,963	$ 16,447	$ 20,098	$ 19,195
Net Loss	(240,629)	(216,489)	(179,166)	(176,442)	(193,325)
Equity in Losses of Project Partnerships	(15,683)	(29,928)	(41,395)	(39,434)	(82,830)
Total Assets	741,918	893,391	1,013,718	1,163,295	1,305,623
Investments In Project Partnerships	377,733	415,344	461,161	512,795	560,231
Per Weighted Average Limited Partnership Unit: (A) Tax Credits Portfolio Income Passive Loss	1.55 10.68 (110.42)	16.92 7.30 (110.88)	56.12 5.23 (121.46)	140.61 5.04 (127.45)	162.03 7.29 (125.60)
Net Loss	(23.87)	(21.48)	(17.77)	(17.50)	(19.18)

FOR THE YEARS ENDED MARCH 31,
SERIES 9	2007 ----	2006 ----	2005 ----	2004 ----	2003 ----
Total Revenues	$ 6,166	$ 4,437	$ 7,752	$ 4,246	$ 4,433
Net Loss	(248,128)	(341,082)	(234,846)	(311,941)	(346,402)
Equity in Losses of Project Partnerships	(117,893)	(101,726)	(157,684)	(230,291)	(279,770)
Total Assets	694,273	893,314	1,180,228	1,395,878	1,676,155
Investments In Project Partnerships	412,287	550,442	798,862	967,040	1,211,933
Per Weighted Average Limited Partnership Unit: (A) Tax Credits Portfolio Income Passive Loss	..00 7.40 (103.96)	6.34 5.41 (90.51)	102.00 3.98 (105.86)	153.39 4.44 (112.92)	154.93 6.10 (127.50)
Net Loss	(39.28)	(53.99)	(37.18)	(49.38)	(54.84)

FOR THE YEARS ENDED MARCH 31,
SERIES 10	2007 ----	2006 ----	2005 ----	2004 ----	2003 ----
Total Revenues	$ 2,563	$ 2,561	$ 2,511	$ 1,932	$ 750
Net Loss	(261,712)	(355,932)	(186,236)	(228,743)	(246,694)
Equity in Losses of Project Partnerships	(113,347)	(111,553)	(133,597)	(175,628)	(201,773)
Total Assets	1,398,676	1,626,672	1,945,888	2,223,393	2,442,508
Investments In Project Partnerships	1,159,544	1,360,959	1,661,049	1,815,475	2,014,742
Per Weighted Average Limited Partnership Unit: (A) Tax Credits Portfolio Income Passive Loss	..00 8.75 (91.68)	9.58 7.55 (90.73)	106.09 6.36 (111.19)	151.14 6.94 (89.01)	151.14 8.34 (93.89)
Net Loss	(51.38)	(69.87)	(36.58)	(44.91)	(48.43)

FOR THE YEARS ENDED MARCH 31,
SERIES 11	2007 ----	2006 ----	2005 ----	2004 ----	2003 ----
Total Revenues	$ 3,382	$ 3,382	$ 2,783	$ 2,182	$ 0
Net Loss	(470,714)	(776,165)	(153,967)	(143,577)	(207,311)
Equity in Losses of Project Partnerships	(32,981)	(96,562)	(112,606)	(101,608)	(169,857)
Total Assets	1,821,412	2,271,082	3,034,176	3,228,629	3,377,050
Investments In Project Partnerships	1,505,978	1,926,349	2,664,780	2,799,412	2,914,130
Per Weighted Average Limited Partnership Unit: (A) Tax Credits Portfolio Income Passive Loss	8.57 6.61 (56.12)	110.21 5.75 (52.47)	145.72 4.33 (99.03)	147.19 4.71 (75.39)	147.20 6.21 (61.45)
Net Loss	(90.89)	(149.87)	(29.73)	(27.72)	(40.03)

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

   The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 (the "Act") mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas and certain provisions of the Act will require implementation by Gateway in subsequent years. In light of these additional requirements of the Act, Gateway has and expects to continue to incur increased expenses related to compliance with the Act.

Results of Operations, Liquidity and Capital Resources

   Operations commenced on July 16, 1992 with the admission of the first Limited Partners in Series 7. The proceeds from Limited Partner investors' capital contributions available for investment were used to acquire interests in Project Partnerships.

   Gateway - All Series -  The following discusses the overall results of operations, liquidity and capital resources for Gateway as a whole. A summary of the activity within each specific Series of Gateway then follows.

   Distribution income arises from any cash distributions received from Project Partnerships which have a zero investment balance for financial reporting purposes. Distribution income increased 13% in fiscal year 2007 to $55,051, an increase of $6,238 from the fiscal year 2006 distribution income of $48,813, which represented a $4,913 or 9% decrease as compared to distribution income of $53,726 in fiscal year 2005.

   The capital resources of each Series are used to pay General and Administrative operating costs including personnel, supplies, data processing, travel and legal and accounting associated with the administration and monitoring of Gateway and the Project Partnerships. The capital resources are also used to pay the Asset Management Fee due the Managing General Partner, but only to the extent that Gateway's remaining resources are sufficient to fund Gateway's ongoing needs. (Payment of any Asset Management Fee unpaid at the time Gateway sells its interests in the Project Partnerships is subordinated to the investors' return of their original capital contribution).

   Total expenses of Gateway are $1,385,068 for the fiscal year ended March 31, 2007, a decrease of $485,465 as compared to the fiscal year 2006 total expenses of $1,870,533, which represented a $1,302,066 increase in total expenses over the fiscal year 2005 amount of $568,467. Impairment expense represents a significant component of total expenses in fiscal year 2007 and 2006. Impairment expense is a non-cash element of expense that arises whenever events or changes in circumstances indicate that the recorded carrying value of a respective Investment in Project Partnership may not be recoverable. During fiscal year 2007, impairment expense was recorded in the aggregate amount of $467,646. In fiscal year 2006, the impairment expense recorded was $1,078,223. Net of this impairment expense, expenses of Gateway increased $125,112, or 16% in fiscal year 2007 versus fiscal year 2006. The increase in fiscal year 2007 results from increases in the expense of the General Partner in administering the business of Gateway as well as increases in the cost of third-parties who provide services such as audit services to Gateway. The fiscal year 2006 expense represented a $223,843, or 39%, increase over the fiscal year 2005 amount of $568,467.

   The sources of funds to pay the expenses of Gateway are cash and cash equivalents and short-term investments which are comprised of U.S. Treasury Security Strips ("Zero Coupon Treasuries") and U.S. Treasury Notes along with the interest earnings thereon, which were purchased with funds set aside for this purpose, and cash distributed to the Series from the operations of the Project Partnerships. Due to the rent limitations applicable to the Project Partnerships projects as a result of their qualifying for Low-Income Housing Tax Credits, Gateway does not expect there to be a significant increase in future rental income of the Project Partnerships. Therefore, cash distributions from the operations of the Project Partnerships are not expected to increase in the near future. Management believes these sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

The financial performance of each respective Series is summarized as follows:

   Series 7 - Gateway closed this series on October 16, 1992 after receiving $10,395,000 from 635 Limited Partner investors. As of March 31, 2007, the series had invested $7,732,089 in 39 Project Partnerships located in 14 states containing 1,195 apartment units. Average occupancy of the Project Partnerships was 95% at December 31, 2006.

   Equity in losses of Project Partnerships for the year ended March 31, 2007 of $78,519 were $13,861 less than the Equity in Losses of Project Partnerships for the year ended March 31, 2006 which amounted to $92,380. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. (These Project Partnerships reported depreciation and amortization of $1,494,903, $1,472,897, and $1,475,207 for the periods ended December 31, 2004, 2005 and 2006, respectively). As a result, management expects that this Series, as well as the Series described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. For the fiscal years ended March 31, 2007 and 2006, impairment expenses of $76,196 and $193,195 were recognized in Series 7, respectively. There was no impairment expense in fiscal year 2005. Overall management believes the Project Partnerships are operating as expected and generated Tax Credits which met projections.

   At March 31, 2007, the Series had $179,018 of Cash and Cash Equivalents. Series 7 also had $80,760 in Zero Coupon Treasuries with annual maturities providing $81,000 in the current fiscal year and $86,000 in fiscal year 2008. In addition, the Series had $203,759 in U.S. Treasury Notes with a maturity value of $203,000 at June 30, 2007.

   As disclosed on the statement of cash flows, the Series had a net loss of $366,648 for the year ending March 31, 2007. However, after considering the Equity in Losses of Project Partnerships of $78,519 and the changes in operating assets and liabilities, net cash used in operating activities was $135,812. Cash used in investing activities totaled $79,200 consisting of $39,620 in cash distributions from the Project Partnerships and $81,000 from matured Zero Coupon Treasuries, offset by $199,820 used to purchase U.S. Treasury Notes in July 2006.

   Series 8 - Gateway closed this Series on June 28, 1993 after receiving $9,980,000 from 664 Limited Partner investors. As of March 31, 2007, the series had invested $7,586,105 in 43 Project Partnerships located in 18 states containing 1,207 apartment units. Average occupancy of the Project Partnerships was 94% at December 31, 2006.

   Equity in losses of Project Partnerships for the year ended March 31, 2007 of $15,683 were $14,245 less than the Equity in Losses of Project Partnerships for the year ended March 31, 2006 which amounted to $29,928. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. (These Project Partnerships reported depreciation and amortization of $1,512,305, $1,485,669, and $1,514,946 for the periods ended December 31, 2004, 2005 and 2006, respectively). Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. There were no impairment expenses in fiscal years 2007, 2006, and 2005. Overall management believes the Project Partnerships are operating as expected and generated Tax Credits which met projections.

   At March 31, 2007, the Series had $135,130 of Cash and Cash Equivalents. Series 8 also had $77,196 in Zero Coupon Treasuries with annual maturities providing $77,000 in the current fiscal year and $82,000 in fiscal year 2008. In addition, the Series had $127,639 in U.S. Treasury Notes with a maturity value of $127,000 at June 30, 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $240,629 for the year ending March 31, 2007. However, after adjusting for Equity in Losses of Project Partnerships of $15,683 and the changes in operating assets and liabilities, net cash used in operating activities was $151,172. Cash used in investing activities totaled $23,016 consisting of $24,995 in cash distributions from the Project Partnerships and $77,000 from matured Zero Coupon Treasuries, offset by $125,011 used to purchase U.S. Treasury Notes in July 2006.

   Series 9 - Gateway closed this Series on September 30, 1993 after receiving $6,254,000 from 406 Limited Partner investors. As of March 31, 2007, the series had invested $4,914,116 in 24 Project Partnerships located in 11 states containing 624 apartment units. Average occupancy of the Project Partnerships was 96% at December 31, 2006.

   Equity in Losses of Project Partnerships for the year ended March 31, 2007 of $117,893 were $16,167 higher than the Equity in Losses of Project Partnerships for the year ended March 31, 2006 which amounted to $101,726. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. (These Project Partnerships reported depreciation and amortization of $786,226, $767,851, and $774,921 for the years ended December 31, 2004, 2005 and 2006, respectively). Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. There was no impairment expense in fiscal year 2007. For the fiscal year ended March 31,

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

2006 impairment expense of $127,532 was recognized. There was no impairment expense in fiscal year 2005. Overall management believes the Project Partnerships are operating as expected and generated Tax Credits which met projections.

   At March 31, 2007 the Series had $70,044 of Cash and Cash Equivalents. Series 9 also had $84,303 in Zero Coupon Treasuries with annual maturities providing $42,999 in fiscal year 2007 increasing to $47,000 in fiscal year 2009. In addition, the Series had $127,639 in U.S. Treasury Notes with a maturity value of $127,000 at June 30, 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $248,128 for the year ending March 31, 2007. However, after considering the Equity in Losses of Project Partnerships of $117,893 and the changes in operating assets and liabilities, net cash used in operating activities was $85,312. Cash used in investing activities totaled $67,637 consisting of $14,375 in cash distributions from the Project Partnerships and $42,999 from matured Zero Coupon Treasuries, offset by $125,011 used to purchase U.S. Treasury Notes in July 2006.

   Series 10 - Gateway closed this Series on January 21, 1994 after receiving $5,043,000 from 325 Limited Partner investors. As of March 31, 2007, the series had invested $3,914,672 in 15 Project Partnerships located in 10 states containing 409 apartment units. Average occupancy of the Project Partnerships was 97% at December 31, 2006.

   Equity in losses of Project Partnerships for the year ended March 31, 2007 of $113,347 were $1,794 higher than the Equity in Losses of Project Partnerships for the year ended March 31, 2006 which amounted to $111,553. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. (These Project Partnerships reported depreciation and amortization of $469,719, $466,542, and $465,986 for the periods ended December 31, 2004, 2005, and 2006, respectively). Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. For the fiscal years ended March 31, 2007 and 2006, impairment expenses of $46,129 and $156,694 were recognized, respectively. There was no impairment expense in fiscal year 2005. Overall, management believes the Project Partnerships are operating as expected and generated Tax Credits which met projections.

   At March 31, 2006, the Series had $40,351 of Cash and Cash Equivalents. Series 10 also had $97,272 in Zero Coupon Treasuries with annual maturities providing $32,000 in fiscal year 2007 increasing to $40,000 in fiscal year 2010. In addition, the Series had $101,509 in U.S. Treasury Notes with a maturity value of $101,000 at June 30, 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $261,712 for the year ending March 31, 2007. However, after considering the Equity in Losses of Project Partnerships of $113,347 and the changes in operating assets and liabilities, net cash used in operating activities was $57,324. Cash used in investing activities totaled $47,022 consisting of $20,396 in cash distributions from the Project Partnerships and $32,000 from matured Zero Coupon Treasuries, offset by $99,418 used to purchase U.S. Treasury Notes in July 2006.

   Series 11 - Gateway closed this Series on April 29, 1994 after receiving $5,127,000 from 330 Limited investors. As of March 31, 2007 the series had invested $4,128,042 in 12 Project Partnerships located in 7 states containing 361 apartment units. Average occupancy of the Project Partnerships was 87% at December 31, 2006.

   Equity in losses of Project Partnerships for the year ended March 31, 2007 of $32,981 were $63,581 lower than Equity in Losses of Project Partnerships for the year ended March 31, 2006 which amounted to $96,562. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. (These Project Partnerships reported depreciation and amortization of $511,998, $506,550, and $498,431 for the periods ended December 31, 2004, 2005, and 2006, respectively). Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. For the fiscal years ended March 31, 2007 and 2006, impairment expenses of $345,321 and $600,802 were recognized, respectively. There was no impairment expense in fiscal year 2005. Overall, management believes the Project Partnerships are operating as expected and generated Tax Credits which met projections.

   At March 31, 2006, the Series had $53,170 of Cash and Cash Equivalents. Series 11 also had $109,498 in Zero Coupon Treasuries with annual maturities providing $38,000 in fiscal year 2007 increasing to $44,000 in fiscal year 2010. In addition, the Series had $152,766 in U.S. Treasury Notes with a maturity value of $152,000 at June 30, 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $470,714 for the year ending March 31, 2007. However, after considering the Equity in Losses of Project Partnerships of $32,981 and the changes in operating assets and liabilities, net cash used in operating activities was $54,653. Cash used in investing activities totaled $99,667, consisting of $11,954 in cash distributions from Project Partnerships and $37,998 from matured Zero Coupon Treasuries, offset by $149,619 used to purchase U.S. Treasury Notes in July 2006.

Exit Strategy Upon expiration of the Project Partnership Tax Credit Compliance Period

   The IRS compliance period for low-income housing tax credit properties is generally 15 years from occupancy following construction or rehabilitation completion.

   As of December 31, 2006, only one of the Project Partnerships had reached the end of its tax credit compliance period. However, all of the other 132 Project Partnerships will reach the end of the tax credit compliance period during one of the years ending December 31, 2007 through December 31, 2010.

   When Project Partnerships reach the end of their tax credit compliance period, Gateway initiates a process of disposing of its investment in the Project Partnership, the objective of the process is to sell Gateway's interest in the properties for fair market value and ultimately, when Gateway's last Project Partnership investment is sold, liquidate Gateway.

Disclosure of Contractual Obligations
		Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations
Capital Lease Obligations
Operating Lease Obligations
Purchase Obligations
Other Liabilities Reflected on the Registrant's Balance Sheet under GAAP	$2,267,865 (1)	207,179	102,345	1,958,341	0

(1)  The Other Liabilities represent the asset management fees and other general and administrative expense reimbursements owed to the General Partners as of March 31, 2007. It is unsecured, due on demand and, in accordance with the limited partnership agreement, non-interest bearing. As referred to in Note 4, the Managing General Partner does not intend to demand payment of the portion of this balance reflected as due later than one year within the next 12 months.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

     As a small business issuer, no information is required.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Gateway Tax Credit Fund III Ltd.

   We have audited the accompanying balance sheets of Gateway Tax Credit Fund III Ltd. (a Florida Limited Partnership) as of March 31, 2007 and 2006 and the related statements of operations, partners' equity (deficit), and cash flows for each of the years in the two year period ended March 31, 2007. These financial statements are the responsibility of Gateway's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Project Partnerships for which $1,075,284 of net investment is included in these financial statements as of March 31, 2006, and for which net losses of $64,475 are included in these financial statements for the year ended March 31, 2006. Those financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such underlying partnerships, is based solely on the reports of the other auditors. The financial statements of Gateway Tax Credit Fund III, Ltd. as of March 31, 2005, were audited by other auditors whose report dated September 8, 2005, expressed an unqualified opinion on those statements.

   We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Gateway is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Gateway's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

   In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Gateway Tax Credit Fund III Ltd. at March 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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
July 13, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Gateway Tax Credit Fund III Ltd.

   We have audited the accompanying statements of operations, partners' equity (deficit), and cash flows of each of the five Series (Series 7 through 11) constituting Gateway Tax Credit Fund III Ltd. (a Florida Limited Partnership) for the year ended March 31, 2005. These financial statements are the responsibility of Gateway's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of certain Project Partnerships for which net losses included on the statements of operations for the year ended March 31, 2005 are:
Partnership Loss
Year ended March 31, 2005
Series 7	$ 0
Series 8	19,399
Series 9	55,286
Series 10	42,327
Series 11	0

   Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such underlying partnerships, is based solely on the reports of the other auditors.

   We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statements of operations, partners' equity (deficit), and cash flows are free of material misstatement. Gateway is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Gateway's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the statements of operations, partners' equity (deficit), and cash flows, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the statements of operations, partners' equity (deficit), and cash flows. We believe that our audit and the reports of other auditors provide a reasonable basis for our opinion.

   In our opinion, based on our audit and the reports of other auditors, the statements of operations, partners' equity (deficit), and cash flows present fairly, in all material respects, the results of operations and cash flows of each of the five Series (Series 7 through 11) constituting Gateway Tax Credit Fund III Ltd. for the year ended March 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

SPENCE, MARSTON, BUNCH, MORRIS & CO.
Certified Public Accountants

Clearwater, Florida
September 8, 2005

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEET
MARCH 31, 2007 AND 2006
SERIES 7	2007 ----	2006 ----

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

Long Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (10,395 units for Series 7
at March 31, 2007 and 2006)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  179,018
284,519
-----------
463,537

0
442,787
-----------
$  906,324
===========

$   60,257
-----------
60,257
-----------

730,352
-----------

205,836
(90,121)
-----------
115,715
-----------
$  906,324
===========

$  394,030
76,135
-----------
470,165

74,969
641,745
-----------
$1,186,879
===========

$   60,090
-----------
60,090
-----------

644,426
-----------

568,818
(86,455)
-----------
482,363
-----------
$1,186,879
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEET
MARCH 31, 2007 AND 2006
SERIES 8	2007 ----	2006 ----

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities
 Receivable - Other

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (9,980 units for Series 8
at March 31, 2007 and 2006)
General Partners

  Total Partners' Equity (Deficit)

    Total Liabilities and Partners' Equity

$ 135,130
204,835
24,220
----------
364,185

0
377,733
----------
$ 741,918
==========

$  51,149
----------
51,149
----------

773,676
----------

5,547
(88,454)
----------
(82,907)
----------
$  741,918
===========

$ 309,318
72,553
24,220
----------
406,091

71,956
415,344
----------
$  893,391
==========

$  51,363
----------
51,363
----------

684,306
----------

243,770
(86,048)
----------
157,722
----------
$  893,391
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEET
MARCH 31, 2007 AND 2006
SERIES 9	2007 ----	2006 ----

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

Long Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (6,254 units for Series 9
at March 31, 2007 and 2006)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$   70,044
170,233
-----------
240,277

41,709
412,287
-----------
$  694,273
===========

$   29,911
-----------
29,911
-----------

477,891
-----------

239,442
(52,971)
-----------
186,471
-----------
$  694,273
===========

$  222,993
40,745
-----------
263,738

79,134
550,442
-----------
$  893,314
===========

$   30,066
-----------
30,066
-----------

428,649
-----------

485,089
(50,490)
-----------
434,599
-----------
$  893,314
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEET
MARCH 31, 2007 AND 2006
SERIES 10	2007 ----	2006 ----

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

Long Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (5,043 units for Series 10
at March 31, 2007 and 2006)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$   40,351
133,864
-----------
174,215

64,917
1,159,544
-----------
$1,398,676
===========

$   31,747
-----------
31,747
-----------

78,767
-----------

1,319,459
(31,297)
-----------
1,288,162
-----------
$1,398,676
===========

$  144,697
30,440
-----------
175,137

90,576
1,360,959
-----------
$1,626,672
===========

$   31,675
-----------
31,675
-----------

45,123
-----------

1,578,554
(28,680)
-----------
1,549,874
-----------
$1,626,672
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEET
MARCH 31, 2007 AND 2006
SERIES 11	2007 ----	2006 ----

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Partners' Equity (Deficit):
Limited Partners (5,127 units for Series 11
at March 31, 2007 and 2006)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$   53,170
190,291
-----------
243,461

71,973
1,505,978
-----------
$1,821,412
===========

$   34,115
-----------
34,115
-----------

1,815,414
(28,117)
-----------
1,787,297
-----------
$1,821,412
===========

$  207,490
35,682
-----------
243,172

101,561
1,926,349
-----------
$2,271,082
===========

$   13,071
-----------
13,071
-----------

2,281,421
(23,410)
-----------
2,258,011
-----------
$2,271,082
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEET
MARCH 31, 2007 AND 2006
TOTAL SERIES 7 -11	2007 ----	2006 ----

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities
 Receivable - Other

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at March 31, 2007 and 2006)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$   477,713
983,742
24,220
------------
1,485,675

178,599
3,898,329
------------
$ 5,562,603
============

$   207,179
-----------
207,179
-----------

2,060,686
-----------

3,585,698
(290,960)
-----------
3,294,738
-----------
$ 5,562,603
============

$ 1,278,528
255,555
24,220
------------
1,558,303

418,196
4,894,839
------------
$ 6,871,338
============

$   186,265
-----------
186,265
-----------

1,802,504
-----------

5,157,652
(275,083)
-----------
4,882,569
-----------
$ 6,871,338
============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,
SERIES 7	2007 ----	2006 ----	2005 ----

Revenues:
  Distribution Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization
 Impairment of Investment in Project   Partnerships

  Total Expenses

Loss Before Equity in Losses of Project  Partnerships and Other Income
Equity in Losses of Project Partnerships
Interest Income

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Limited Partnership Unit

Number of Limited Partnership Units Outstanding

$  27,050
----------
27,050
----------

85,926

109,100
39,852
31,673

76,196
----------
342,747
----------

(315,697)
(78,519)
27,568
----------
$ (366,648)
===========

$ (362,982)
(3,666)
----------
$ (366,648)
===========
$   (34.92)
===========
10,395
===========

$  21,470
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

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,
SERIES 8	2007 ----	2006 ----	2005 ----

Revenues:
  Distribution Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization
 Impairment of Investment in Project   Partnerships

  Total Expenses

Loss Before Equity in Losses of Project  Partnerships and Other Income
Equity in Losses of Project Partnerships
Interest Income

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Limited Partnership Unit

Number of Limited Partnership Units Outstanding

$  15,890
----------
15,890
----------

89,370

120,278
40,354
12,823

0
----------
262,825
----------

(246,935)
(15,683)
21,989
----------
$(240,629)
==========

$(238,223)
(2,406)
----------
$(240,629)
==========
$  (23.87)
==========
9,980
==========

$  16,963
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

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,
SERIES 9	2007 ----	2006 ----	2005 ----

Revenues:
  Distribution Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization
 Impairment of Investment in Project   Partnerships

  Total Expenses

Loss Before Equity in Losses of Project  Partnerships and Other Income
Equity in Losses of Project Partnerships
Interest Income

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Limited Partnership Unit

Number of Limited Partnership Units Outstanding

$  6,166
----------
6,166
----------

49,242

67,132
24,841
12,053

0
----------
153,268
----------

(147,102)
(117,893)
16,867
----------
$(248,128)
==========

$(245,647)
(2,481)
----------
$(248,128)
==========
$  (39.28)
==========
6,254
==========

$  4,437
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

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,
SERIES 10	2007 ----	2006 ----	2005 ----

Revenues:
  Distribution Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization
 Impairment of Investment in Project   Partnerships

  Total Expenses

Loss Before Equity in Losses of Project  Partnerships and Other Income
Equity in Losses of Project Partnerships
Interest Income

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Limited Partnership Unit

Number of Limited Partnership Units Outstanding

$  2,563
----------
2,563
----------

33,643

41,958
19,835
24,106

46,129
---------
165,671
---------

(163,108)
(113,347)
14,743
----------
$(261,712)
==========

$(259,095)
(2,617)
----------
$(261,712)
==========
$  (51.38)
==========
5,043
==========

$  2,561
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

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,
SERIES 11	2007 ----	2006 ----	2005 ----

Revenues:
  Distribution Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization
 Impairment of Investment in Project   Partnerships

  Total Expenses

Loss Before Equity in Losses of Project  Partnerships and Other Income
Equity in Losses of Project Partnerships
Interest Income

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Limited Partnership Unit

Number of Limited Partnership Units Outstanding

$  3,382
----------
3,382
----------

27,989

33,565
20,185
33,497

345,321
----------
460,557
----------

(457,175)
(32,981)
19,442
----------
$(470,714)
==========

$(466,007)
(4,707)
----------
$(470,714)
==========
$   (90.89)
==========
5,127
==========

$  3,382
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

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,
TOTAL SERIES 7 - 11	2007 ----	2006 ----	2005 ----

Revenues:
  Distribution Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization
 Impairment of Investment in Project   Partnerships

  Total Expenses

Loss Before Equity in Losses of Project  Partnerships and Other Income
Equity in Losses of Project Partnerships
Interest Income

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

$    55,051
-----------
55,051
-----------

286,170

372,033
145,067
114,152

467,646
-----------
1,385,068
-----------

(1,330,017)
(358,423)
100,609
-----------
$(1,587,831)
============

$(1,571,954)
(15,877)
------------
$(1,587,831)
============

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

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (deficit)
FOR THE YEARS ENDED MARCH 31, 2007, 2006 AND 2005:
SERIES 7	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2004 Net Loss Balance at March 31, 2005 Net Loss Balance at March 31, 2006 Net Loss Balance at March 31, 2007	$1,290,808 (258,872) ----------- 1,031,936 (463,118) ----------- 568,818 (362,982) ----------- $ 205,836 ===========	$ (79,162) (2,615) ----------- (81,777) (4,678) ----------- (86,455) (3,666) ----------- $ (90,121) ===========	$1,211,646 (261,487) ----------- 950,159 (467,796) ----------- 482,363 (366,648) ----------- $ 115,715 ===========

STATEMENTS OF PARTNERS' EQUITY (deficit)
FOR THE YEARS ENDED MARCH 31, 2007, 2006 AND 2005:
SERIES 8	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2004 Net Loss Balance at March 31, 2005 Net Loss Balance at March 31, 2006 Net Loss Balance at March 31, 2007	$ 635,468 (177,374) ----------- 458,094 (214,324) ----------- 243,770 (238,223) ----------- $ 5,547 ===========	$ (82,091) (1,792) ---------- (83,883) (2,165) ---------- (86,048) (2,406) ---------- $ (88,454) ==========	$ 553,377 (179,166) ----------- 374,211 (216,489) ----------- 157,722 (240,629) ----------- $ (82,907) ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (deficit)
FOR THE YEARS ENDED MARCH 31, 2007, 2006 AND 2005:
SERIES 9	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2004 Net Loss Balance at March 31, 2005 Net Loss Balance at March 31, 2006 Net Loss Balance at March 31, 2007	$1,055,258 (232,498) ----------- 822,760 (337,671) ----------- 485,089 (245,647) ----------- $ 239,442 ===========	$ (44,731) (2,348) ---------- (47,079) (3,411) ---------- (50,490) (2,481) ---------- $ (52,971) ==========	$1,010,527 (234,846) ----------- 775,681 (341,082) ----------- 434,599 (248,128) ---------- $ 186,471 ===========

STATEMENTS OF PARTNERS' EQUITY (deficit)
FOR THE YEARS ENDED MARCH 31, 2007, 2006 AND 2005:
SERIES 10	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2004 Net Loss Balance at March 31, 2005 Net Loss Balance at March 31, 2006 Net Loss Balance at March 31, 2007	$2,115,390 (184,463) ----------- 1,930,927 (352,373) ----------- 1,578,554 (259,095) ----------- $1,319,459 ===========	$ (23,258) (1,863) ---------- (25,121) (3,559) ---------- (28,680) (2,617) ---------- $ (31,297) ==========	$2,092,132 (186,326) ----------- 1,905,806 (355,932) ----------- 1,549,874 (261,712) ----------- $1,288,162 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (deficit)
FOR THE YEARS ENDED MARCH 31, 2007, 2006 AND 2005:
SERIES 11	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2004 Net Loss Balance at March 31, 2005 Net Loss Balance at March 31, 2006 Net Loss Balance at March 31, 2007	$3,202,252 (152,427) ----------- 3,049,825 (768,404) ----------- 2,281,421 (466,007) ----------- $1,815,414 ===========	$ (14,109) (1,540) ---------- (15,649) (7,761) ---------- (23,410) (4,707) ---------- $ (28,117) ==========	$3,188,143 (153,967) ----------- 3,034,176 (776,165) ----------- 2,258,011 (470,714) ----------- $1,787,297 ===========

STATEMENTS OF PARTNERS' EQUITY (deficit)
FOR THE YEARS ENDED MARCH 31, 2007, 2006 AND 2005:
TOTAL SERIES 7 - 11	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2004 Net Loss Balance at March 31, 2005 Net Loss Balance at March 31, 2006 Net Loss Balance at March 31, 2007	$ 8,299,176 (1,005,634) ------------ 7,293,542 (2,135,890) ------------ 5,157,652 (1,571,954) ------------ $ 3,585,698 ============	$(243,351) (10,158) ---------- (253,509) (21,574) ---------- (275,083) (15,877) ---------- $(290,960) ==========	$8,055,825 (1,015,792) ----------- 7,040,033 (2,157,464) ----------- 4,882,569 (1,587,831) ----------- $3,294,738 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2007, 2006 AND 2005:
SERIES 7 --------	2007 ----	2006 ----	2005 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss to Net   Cash Used in Operating Activities:
   Amortization
   Impairment of Investment in Project    Partnerships
   Accreted Interest Income on Investments    in Securities
   Accreted Discount on Investments in    Securities
   Equity in Losses of Project Partnerships
   Distributions Included in Other Income
   Changes in Operating Assets and    Liabilities:
    Increase in Interest Receivable
    Increase in Payable to General Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
 Distributions Received from Project  Partnerships
 Investment in Securities
 Redemption of Investment in Securities

     Net Cash (Used in) Provided by      Investing Activities

(Decrease) Increase in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

$(366,648)

31,673

76,196

(10,656)

(813)
78,519
(27,050)

(3,126)
86,093
----------
(135,812)
----------

39,620
(199,820)
81,000
----------

(79,200)
----------

(215,012)

394,030
----------
$ 179,018
==========

		$(467,796) 30,603 193,195 (15,333) 0 92,380 (21,470) 0 92,907 ---------- (95,514) ---------- 29,202 0 77,000 ---------- 106,202 ---------- 10,688 383,342 ---------- $ 394,030 ==========	$(261,487) 7,089 0 (19,255) 0 139,599 (23,983) 0 85,925 ---------- (72,112) ---------- 39,581 0 72,000 ---------- 111,581 ---------- 39,469 343,873 ---------- $ 383,342 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2007, 2006 AND 2005:
SERIES 8 --------	2007 ----	2006 ----	2005 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss to Net   Cash Used in Operating Activities:
   Amortization
   Impairment of Investment in Project    Partnerships
   Accreted Interest Income on Investments
   in Securities
   Accreted Discount on Investments in    Securities
   Equity in Losses of Project Partnerships
   Distributions Included in Other Income
   Changes in Operating Assets and    Liabilities:
    Increase in Interest Receivable
    Increase in Payable to General Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:

  Distributions Received from Project   Partnerships
  Investment in Securities
  Redemption of Investment in Securities

     Net Cash (Used In) Provided by Investing      Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

$(240,629)

12,823

0

(9,687)

(509)
15,683
(15,890)

(2,119)
89,156
----------
(151,172)
----------

24,995
(125,011)
77,000
----------

(23,016)
----------

(174,188)

309,318
----------
$ 135,130
==========

		$(216,489) 12,823 0 (13,833) 0 29,928 (16,963) 0 96,162 ---------- (108,372) ---------- 20,029 0 71,999 ---------- 92,028 ---------- (16,344) 325,662 ---------- $ 309,318 ==========	$(179,166) 2,553 0 (17,293) 0 41,395 (16,447) 0 29,589 ---------- (139,369) ---------- 24,132 0 67,000 ---------- 91,132 ---------- (48,237) 373,899 ---------- $ 325,662 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2007, 2006 AND 2005:
SERIES 9 --------	2007 ----	2006 ----	2005 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss to Net   Cash Used in Operating Activities:
   Amortization
   Impairment of Investment in Project    Partnerships
   Accreted Interest Income on Investments    in Securities
   Accreted Discount on Investments in    Securities
   Equity in Losses of Project Partnerships
   Distributions Included in Other Income
   Changes in Operating Assets and    Liabilities:
    Increase in Interest Receivable
    Decrease in Receivable - Other
    Increase in Payable to General Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
  Distributions Received from Project   Partnerships
  Investment in Securities
  Redemption of Investment in Securities

     Net Cash (Used in) Provided by      Investing Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

$(248,128)

12,053

0

(7,423)

(509)
117,893
(6,166)

(2,119)
0
49,087
----------

(85,312)
----------

14,375
(125,011)
42,999
----------

(67,637)
----------

(152,949)

222,993
----------
$  70,044
==========

		$(341,082) 12,194 127,532 (9,410) 0 101,726 (4,437) 0 0 54,168 ---------- (59,309) ---------- 11,405 0 41,000 ---------- 52,405 ---------- (6,904) 229,897 ---------- $ 222,993 ==========	$(234,846) 2,377 0 (11,133) 0 157,684 (7,752) 0 600 19,196 ---------- (73,874) ---------- 15,869 0 39,000 ---------- 54,869 ---------- (19,005) 248,902 ---------- $ 229,897 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2007, 2006 AND 2005:
SERIES 10 --------	2007 ----	2006 ----	2005 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss to Net   Cash Used in Operating Activities:
   Amortization
   Impairment of Investment in Project    Partnerships
   Accreted Interest Income on Investments    in Securities
   Accreted Discount on Investments in    Securities
   Equity in Losses of Project Partnerships
   Distributions Included in Other Income
   Changes in Operating Assets and    Liabilities:
    Increase in Interest Receivable
    Increase (Decrease) in Payable to     General Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
  Distributions Received from Project   Partnerships
  Investment in Securities
  Redemption of Investment in Securities

     Net Cash (Used in) Provided by      Investing Activities

Increase (Decrease) in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

$(261,712)

24,106

46,129

(8,256)

(405)
113,347
(2,563)

(1,686)

33,716
----------
(57,324)
----------

20,396
(99,418)
32,000
----------

(47,022)
----------

(104,346)

144,697
----------
$  40,351
==========

		$(355,932) 24,700 156,694 (9,816) 0 111,553 (2,561) 0 36,716 ---------- (38,646) ---------- 9,703 0 31,002 ---------- 40,705 ---------- 2,059 142,638 ---------- $ 144,697 ==========	$(186,326) 4,141 0 (11,128) 0 133,597 (2,511) 0 (91,179) ---------- (153,406) ---------- 19,197 0 29,000 ---------- 48,197 ---------- (105,209) 247,847 ---------- $ 142,638 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2007, 2006 AND 2005:
SERIES 11 --------	2007 ----	2006 ----	2005 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss to Net   Cash Used in Operating Activities:
   Amortization
   Impairment of Investment in Project    Partnerships
   Accreted Interest Income on Investments    in Securities
   Accreted Discount on Investments in    Securities
   Equity in Losses of Project Partnerships
   Distributions Included in Other Income
   Changes in Operating Assets and    Liabilities:
    Increase in Interest Receivable
    Increase (Decrease) in Receivable -     Other
    Increase (Decrease) in Payable to     General Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
  Distributions Received from Project   Partnerships
  Investment in Securities
  Redemption of Investment in Securities

     Net Cash (Used in) Provided by      Investing Activities

Increase (Decrease) in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

$(470,714)

33,497

345,321

(10,253)

(609)
32,981
(3,382)

(2,538)

0

21,044
----------
(54,653)
----------

11,954
(149,619)
37,998
---------

(99,667)
---------

(154,320)

207,490
---------
$  53,170
==========

		$(776,165) 33,495 600,802 (12,070) 0 96,562 (3,382) 0 8,291 13,071 ---------- (39,396) ---------- 10,954 0 36,001 --------- 46,955 --------- 7,559 199,931 --------- $ 207,490 ==========	$(153,967) 6,343 0 (13,595) 0 112,606 (2,783) 0 (8,291) (40,486) ---------- (100,173) ---------- 18,466 0 34,000 --------- 52,466 --------- (47,707) 247,638 --------- $ 199,931 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2007, 2006 AND 2005:
TOTAL SERIES 7 - 11 --------	2007 ----	2006 ----	2005 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss to Net   Cash Used in Operating Activities:
   Amortization
   Impairment of Investment in Project    Partnerships
   Accreted Interest Income on Investments    in Securities
   Accreted Discount on Investments in    Securities
   Equity in Losses of Project Partnerships
   Distributions Included in Other Income
   Changes in Operating Assets and    Liabilities:
    Increase in Interest Receivable
    Decrease (Increase) in Receivable -     Other
    Increase in Payable to General Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
  Distributions Received from Project   Partnerships
  Investment in Securities
  Redemption of Investment in Securities

     Net Cash (Used in) Provided by      Investing Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

$  (1,587,831)

114,152

467,646

(46,275)

(2,845)
358,423
(55,051)

(11,588)

0
279,096
-----------
(484,273)
-----------

111,340
(698,879)
270,997
-----------

(316,542)
-----------
(800,815)

1,278,528
-----------
$  477,713
===========

$  (2,157,464)

113,815

1,078,223

(60,462)

0
432,149
(48,813)

0

8,291
293,024
-----------
(341,237)
-----------

81,293
0
257,002
-----------

338,295
-----------
(2,942)

1,281,470
-----------
$1,278,528
===========

$(1,015,792)

22,503

0

(72,404)

0
584,881
(53,476)

0

(7,691)
3,045
-----------
(538,934)
-----------

117,245
0
241,000
-----------

358,245
-----------
(180,689)

1,462,159
-----------
$1,281,470
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007, 2006 AND 2005

NOTE 1 - ORGANIZATION:

   Gateway Tax Credit Fund III Ltd. ("Gateway"), a Florida Limited Partnership, was formed October 17, 1991 under the laws of Florida. Gateway offered its limited partnership interests in Series. The first Series for Gateway is Series 7. Operations commenced on July 16, 1992 for Series 7, January 4, 1993 for Series 8, September 30, 1993 for Series 9, January 21, 1994 for Series 10 and April 29, 1994 for Series 11. Each Series invests, as a limited partner, in other limited partnerships ("Project Partnerships"), each of which owns and operates apartment complexes eligible for Low-Income Housing Tax Credits ("Tax Credits"), provided for in Section 42 of the Internal Revenue Code of 1986. Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the limited partnership agreement (the "Agreement"). As of March 31, 2007, Gateway had received capital contributions of $1,000 from the General Partners and $36,799,000 from the investor Limited Partners.

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

   Operating profits and losses, cash distributions from operations and Tax Credits from each Series are generally allocated 99% to the Limited Partners in that Series and 1% to the General Partners. Profit or loss and cash distributions from sales of property by each Series are allocated as formulated in the Agreement.

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

   Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss. For the fiscal year ended March 31, 2007, impairment expense was recognized in the Statement of Operations in the following Series and in the following amounts: Series 7 - $76,196, Series 10 - $46,129, Series 11 - $345,321. The total impairment expense for all Series in Gateway for fiscal year 2007 was $467,646. For the fiscal year ended March 31, 2006, impairment expense was recognized in the State of Operations in the following Series and in the following amounts: Series 7 - $193,195, Series 9 - $127,533, Series 10 - $156,694, Series 11 - $600,802. The total impairment expense for all Series in Gateway for fiscal year 2006 was $1,078,223. Refer to Note 5 - Investment in Project Partnerships for further details regarding the components of the Investment in Project Partnership balance.

   Gateway, as a limited partner in the Project Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance and continued eligibility for Tax Credits. If the cost of operating a property exceeds the rental income earned thereon, Gateway may deem it in its best interest to voluntarily provide funds in order to protect its investment. However, Gateway does not guarantee any of the mortgages or other debt of the Project Partnerships. No such funding to Project Partnerships occurred during fiscal year 2007, 2006, or 2005.

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

   Gateway holds variable interests in 128 VIEs, which consist of Project Partnerships, of which Gateway is not the primary beneficiary. Five of Gateways Project Partnership investments were determined not to be VIEs. Gateway's maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to Gateway's recorded investments in and receivables from those VIEs, which is approximately $3,898,329 at March 31, 2007. Gateway may be subject to additional losses to the extent of any financial support that Gateway voluntarily provides to those Project Partnerships in the future.

Cash and Cash Equivalents

   Gateway's policy is to include short-term investments with an original maturity of three months or less in Cash and Cash Equivalents. Short-term investments are comprised of money market mutual funds.

Concentrations of Credit Risk

   Financial instruments which potentially subject Gateway to concentrations of credit risk consist of cash investments in a money market mutual fund whose investment advisor is a wholly-owned subsidiary of Raymond James Financial, Inc.

Investment in Securities

   Gateway applies Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FAS 115")(refer to Note 3 below). Under FAS 115, Gateway is required to categorize its debt securities as held-to-maturity, available-for-sale or trading securities, dependent upon Gateway's intent in holding the securities. Gateway's intent is to hold all of its debt securities which are comprised of U.S. Government Security Strips and U.S. Treasury Notes (collectively the "Gateway Securities"), until maturity and to use these investments to fund Gateway's ongoing operations. Interest income is recognized ratably on the Gateway Securities using the effective yield to maturity. The Gateway Securities are carried at amortized cost, which approximates market value, and are adjusted for amortization of premiums and accretion of discounts to maturity. Such adjustments are included in interest income.

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

NOTE 3 - INVESTMENT IN SECURITIES:

   The March 31, 2007 Balance Sheet includes Gateway Securities at cost, plus accreted interest income or accreted discounts in the case of U.S. Treasury Notes, as applicable, of $57,413 for Series 7, $51,165 for Series 8, $50,807 for Series 9, $61,021 for Series 10 and $71,139 for Series 11. The Gateway Securities are commonly held in a brokerage account maintained at Raymond James and Associates, Inc., an affiliate of the General Partners. A separate accounting is maintained for each series' share of the investments
	Estimated Market Value ---------------	Cost Plus Accreted Interest and Accreted Discounts ---------------------	Gross Unrealized Gains and (Losses) ----------------
Series 7	$ 284,776	$ 284,519	$ 257
Series 8	205,209	204,834	375
Series 9	212,893	211,941	952
Series 10	201,543	198,782	2,761
Series 11	267,151	262,264	4,887

As of March 31, 2007, the cost and accreted interest/discount of debt securities by contractual maturities is as follows:		Series 7 --------	Series 8 --------	Series 9 --------
Due within 1 year		$ 284,519	$ 204,835	$ 170,233
After 1 year through 5 years		0	0	41,709
		---------	---------	---------
Total amount recorded on Balance Sheet		$ 284,519 =========	$ 204,835 =========	$ 211,942 =========
		Series 10 --------	Series 11 --------	Total --------
Due within 1 year		$ 133,864	$ 190,291	$ 983,742
After 1 year through 5 years		64,917	71,973	178,599
		---------	---------	---------
Total amount recorded on Balance Sheet		$ 198,781 =========	$ 262,264 =========	$1,162,341 ===========

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

   For the periods ended March 31, 2007, 2006, and 2005 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

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
	2007 ----	2006 ----	2005 ----
Series 7	$ 85,926	$ 86,447	$ 86,447
Series 8	89,370	89,908	89,908
Series 9	49,242	49,509	49,509
Series 10	33,643	33,819	33,819
Series 11	27,989 ---------	28,021 ---------	28,021 ---------
Total	$ 286,170 =========	$ 287,704 =========	$ 287,704 =========

   General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statement of Operations.
	2007 ----	2006 ----	2005 ----
Series 7	$109,100	$ 84,526	$ 56,857
Series 8	120,278	93,195	62,689
Series 9	67,132	52,016	34,990
Series 10	41,958	32,510	21,868
Series 11	33,565 ---------	26,008 ---------	17,494 ---------
Total	$372,033 =========	$288,255 =========	$193,898 =========

   Total unpaid asset management fees and administrative expenses payable to the General Partners, which are included on the Balance Sheet as of March 31, 2007 and 2006 are as follows.
	March 31, 2007 --------------	March 31, 2006 --------------
Series 7	$ 790,609	$ 704,516
Series 8	824,825	735,669
Series 9	507,802	458,715
Series 10	110,514	76,798
Series 11	34,115 -----------	13,071 -----------
Total	$2,267,865 ===========	$1,988,769 ===========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

SERIES 7

   As of March 31, 2007, Gateway had acquired a 99% interest in the profits, losses and Tax Credits as a limited partner in 39 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution, proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in the 39 Project Partnerships as of:
MARCH 31, 2007 --------------	MARCH 31, 2006 --------------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition fees and  expenses

Impairment of Investment in Project Partnerships

Investments in Project Partnerships

$ 7,732,089 (7,303,018) (254,317) ----------- 174,754 793,335 (255,911) (269,391) ----------- $ 442,787 ============	$ 7,732,089 (7,224,499) (241,747) ----------- 265,843 793,335 (224,238) (193,195) ----------- $ 641,745 ============

(1) In accordance with Gateway's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $5,388,453 for the year ended March 31, 2007 and cumulative suspended losses of $4,825,178 for the year ended March 31, 2006 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 8

   As of March 31, 2007, Gateway had acquired a 99% interest in the profits, losses and Tax Credits as a limited partner in 43 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution, proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in the 43 Project Partnerships as of:
MARCH 31, 2007 --------------	MARCH 31, 2006 --------------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition fees and  expenses

Impairment of Investment in Project Partnerships

Investments in Project Partnerships

$ 7,586,105 (7,430,366) (183,684) ----------- (27,945) 549,773 (144,095) 0 ----------- $ 377,733 ===========	$ 7,586,105 (7,414,683) (174,579) ----------- (3,157) 549,773 (131,272) 0 ----------- $ 415,344 ===========

(1) In accordance with Gateway's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $6,190,831 for the year ended March 31, 2007 and cumulative suspended losses of $5,547,391 for the year ended March 31, 2006 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 9

   As of March 31, 2007, Gateway had acquired a 99% interest in the profits, losses and Tax Credits as a limited partner in 24 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution, proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in the 24 Project Partnerships as of:
MARCH 31, 2007 --------------	MARCH 31, 2006 --------------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition fees and  expenses

Impairment of Investment in Project Partnerships

Investments in Project Partnerships

$ 4,914,116 (4,377,991) (156,970) ----------- 379,155 244,087 (83,423) (127,532) ----------- $ 412,287 ===========	$ 4,914,116 (4,260,098) (148,761) ----------- 505,257 244,087 (71,370) (127,532) ----------- $ 550,442 ===========

(1) In accordance with Gateway's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $2,054,048 for the year ended March 31, 2007 and cumulative suspended losses of $1,792,373 for the year ended March 31, 2006 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 10

   As of March 31, 2007, Gateway had acquired a 99% interest in the profits, losses and Tax Credits as a limited partner in 15 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution, proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in the 15 Project Partnerships as of:
MARCH 31, 2007 --------------	MARCH 31, 2006 --------------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition fees and  expenses

Impairment of Investment in Project Partnerships

Investments in Project Partnerships

$ 3,914,672 (2,432,267) (209,368) ----------- 1,273,037 196,738 (107,408) (202,823) ----------- $ 1,159,544 ===========	$ 3,914,672 (2,318,920) (191,535) ----------- 1,404,217 196,738 (83,302) (156,694) ----------- $ 1,360,959 ===========

(1) In accordance with Gateway's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $421,709 for the year ended March 31, 2007 and cumulative suspended losses of $346,072 for the year ended March 31, 2006 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 11

   As of March 31, 2007, Gateway had acquired a 99% interest in the profits, losses and Tax Credits as a limited partner in 12 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution, proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in the 12 Project Partnerships as of:
MARCH 31, 2007 --------------	MARCH 31, 2006 --------------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition fees  and expenses

Impairment of Investment in Project Partnerships

Investments in Project Partnerships

$ 4,128,042 (1,637,144) (181,137) ----------- 2,309,761 290,335 (147,995) (946,123) ----------- $ 1,505,978 ===========	$ 4,128,042 (1,604,163) (172,565) ----------- 2,351,314 290,335 (114,498) (600,802) ----------- $ 1,926,349 ===========

(1) In accordance with Gateway's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $941,227 for the year ended March 31, 2007 and cumulative suspended losses of $546,725 for the year ended March 31, 2006 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   The following is a summary of Investments in Project Partnerships:
TOTAL SERIES 7 - 11	MARCH 31, 2007 --------------	MARCH 31, 2006 --------------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition fees  and expenses

Impairment of Investment in Project Partnerships

Investments in Project Partnerships

	$28,275,024 (23,180,786) (985,476) ----------- 4,108,762 2,074,268 (738,832) (1,545,869) ----------- $ 3,898,329 ===========	$28,275,024 (22,822,363) (929,187) ----------- 4,523,474 2,074,268 (624,680) (1,078,223) ----------- $ 4,894,839 ===========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
DECEMBER 31,
SERIES 7	2006 ----	2005 ----	2004 ----

SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners' Equity:
  Current liabilities
  Long-term debt

    Total liabilities

Partners' equity (deficit)
  Gateway
  General Partners

    Total Partners' equity (deficit)

    Total liabilities and partners'     equity

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net loss

Other partners' share of net loss

Gateway's share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 4,443,999
25,997,567
13,554
-----------
$30,455,120
===========

$   863,069
35,419,494
-----------
36,282,563
-----------

(5,418,259)
(409,184)
-----------
(5,827,443)
-----------

$30,455,120
===========

$ 7,002,838
-----------
3,675,144
2,500,007
1,475,207
-----------
7,650,358
-----------
$  (647,520)
============
$    (5,725)
============
$  (641,795)
563,276
------------
$   (78,519)
============

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
============

(1)  As of December 31, 2006, the largest Project Partnership constituted 4.9% and 5.3%, and as of December 31, 2005 the largest Project Partnership constituted 5.0% and 5.4% of the combined total assets by series and combined total revenues by series, respectively.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
DECEMBER 31,
SERIES 8 (1)	2006 ----	2005 ----	2004 ----

SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners' Equity:
  Current liabilities
  Long-term debt

    Total liabilities

Partners' equity (deficit)
  Gateway
  General Partners

    Total Partners' equity (deficit)

    Total liabilities and partners' equity

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net loss

Other partners' share of net loss

Gateway's share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 4,432,607
27,285,833
36,096
-----------
$31,754,536
===========

$ 1,307,637
37,297,268
-----------
38,604,905
-----------

(6,102,740)
(747,629)
-----------
(6,850,369)
-----------
$31,754,536
===========

$ 7,087,148
-----------
3,618,940
2,621,057
1,514,946
-----------
7,754,943
-----------
$  (667,795)
============
$    (8,672)
============
$  (659,123)
643,440
------------
$   (15,683)
============

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
============

(1) As discussed in Note 4, an affiliate of the General Partner (Value Partners, Inc.) is the operating general partner in one of the Project Partnerships included above (Logan Heights). The Logan Heights Project Partnership is not consolidated in Gateway's financial statements as Gateway's investment in Logan Heights is accounted for under the equity method. The information below is included for related party disclosure purposes. The Project Partnership's financial information for the years ending December 2006 and December 2005 is as follows:

&#                                         December 2006         December 2005

Total Assets                             $ 527,248              $ 583,925
Total Liabilities                          812,492                826,484
Gateway Equity (Deficit)                  (168,563)              (126,305)
Other Partner's Equity (Deficit)          (116,681)              (116,254)
Total Revenue                              105,272                118,006
Net Income (Loss)                        $ (42,685)              $ (2,359)

   As of December 31, 2006, the largest Project Partnership constituted 5.1% and 5.6%, and as of December 31, 2005 the largest Project Partnership constituted 5.1% and 5.5% of the combined total assets by series and combined total revenues by series, respectively.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
DECEMBER 31,
SERIES 9	2006 ----	2005 ----	2004 ----

SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners' Equity:
  Current liabilities
  Long-term debt

    Total liabilities

Partners' equity (deficit)
  Gateway
  General Partners

    Total Partners' equity (deficit)

    Total liabilities and partners'     equity

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net loss

Other partners' share of net loss

Gateway's share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 2,249,554
15,800,449
5,761
-----------
$18,055,764
===========

$   334,186
19,818,860
-----------
20,153,046
-----------

(1,733,811)
(363,471)
-----------
(2,097,282)
-----------

$18,055,764
===========

$ 3,621,179
-----------
1,859,165
1,370,495
774,921
------------
4,004,581
------------
$  (383,402)
============
$    (3,834)
============
$  (379,568)
261,675
------------
$  (117,893)
============

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
============

(1)  As of December 31, 2006, the largest Project Partnership constituted 8.0% and 8.2%, and as of December 31, 2005 the largest Project Partnership constituted 7.9% and 8.3% of the combined total assets by series and combined total revenues by series, respectively.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
DECEMBER 31,
SERIES 10	2006 ----	2005 ----	2004 ----

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

Gateway's share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 1,858,876
11,891,327
2,116
-----------
$13,752,319
===========

$   352,954
12,982,207
-----------
13,335,161
-----------

843,845
(426,687)
-----------
417,158
-----------

$13,752,319
===========

$ 2,304,668
-----------
1,263,208
769,303
465,986
-----------
2,498,497
-----------
$ (193,829)
===========
$   (4,845)
===========
$ (188,984)
75,637
------------
$  (113,347)
============

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
============

(1)  As of December 31, 2006, the largest Project Partnership constituted 11.6% and 12.6%, and as of December 31, 2005 the largest Project Partnership constituted 11.4% and 12.8% of the combined total assets by series and combined total revenues by series, respectively.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
DECEMBER 31,
SERIES 11	2006 ----	2005 ----	2004 ----

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

Gateway's share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 1,144,097
10,308,531
256,291
-----------
$11,708,919
===========

$   312,089
10,324,803
-----------
10,636,892
-----------

1,375,171
(303,144)
-----------
1,072,027
-----------

$11,708,919
===========

$ 1,980,664
-----------
1,397,288
521,968
498,431
-----------
2,417,687
-----------
$ (437,023)
===========
$   (9,541)
===========
$ (427,482)
394,501
-----------
$  (32,981)
===========

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
===========
$ (277,030)
164,424
-----------
$ (112,606)
===========

(1)  As of December 31, 2006, the largest Project Partnership constituted 19.1% and 21.7%, and as of December 31, 2005 the largest Project Partnership constituted 19.7% and 19.8% of the combined total assets by series and combined total revenues by series, respectively.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
DECEMBER 31,
TOTAL SERIES 7 - 11	2006 ----	2005 ----	2004 ----

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

Gateway's share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 14,129,133
91,283,707
313,818
------------
$105,726,658
============

$  3,169,935
115,842,632
------------
119,012,567
------------

(11,035,794)
(2,250,115)
------------
(13,285,909)
------------

$105,726,658
============

$ 21,996,497
------------
11,813,745
7,782,830
4,729,491
------------
24,326,066
------------
$(2,329,569)
============
$   (32,617)
============
$(2,296,952)
1,938,529
------------
$  (358,423)
============

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
============

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

Gateway's equity by series as reflected by the Project Partnerships differs from Gateway's Investments in Project Partnerships before acquisition fees and expenses and amortization by series primarily because of suspended losses on Gateway's books.
	Equity Per Project Partnership -----------------	Equity Per Gateway -----------
Series 7 Series 8 Series 9 Series 10 Series 11	$(5,418,259) (6,102,740) (1,733,811) 843,845 1,375,171	$ 174,752 (27,944) 379,153 1,273,039 2,309,761

NOTE 6 - TAXABLE INCOME (LOSS):

   The following is a reconciliation between Net Loss as described in the financial statements and Gateway's loss for tax purposes:
SERIES 7	2007 ----	2006 ----	2005 ----
Net Loss per Financial Statements	$(366,648)	$(467,796)	$(261,487)
Equity in Losses of Project Partnerships for tax purposes in excess of losses for financial statement purposes	(744,619)	(827,640)	(917,936)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	(139,599)	232,618	(17,690)
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense Impairment Expense Other Adjustments	86,138 50,301 193,195 (22,042) -----------	86,222 6,431 0 (24,185) -----------	91,474 6,643 0 (5,914) -----------
Gateway loss for tax purposes as of December 31	$ (943,274) ============	$ (994,350) ============	$(1,104,910) ============
	December 31, 2006 ------------	December 31, 2005 ------------	December 31, 2004 ------------
Federal Low Income Housing Tax Credits (Unaudited)	$ 9,934 ===========	$ 84,568 ===========	$ 975,096 ===========

   The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2007 are as follows:

                                  Financial           Tax
                                  Reporting           Reporting
                                  Purposes #9;            Purposes               Differences
Investments in Local
Limited Partnerships             $  442,787           $(6,984,364)           $ 7,427,151
Other Assets                     $  463,537           $ 1,673,746            $(1,210,209)
Liabilities                      $  790,609           $    12,861            $   777,748

NOTE 6 - TAXABLE INCOME (LOSS)(Continued):

   The following is a reconciliation between Net Loss as described in the financial statements and Gateway's loss for tax purposes:
SERIES 8	2007 ----	2006 ----	2005 ----
Net Loss per Financial Statements	$ (240,629)	$ (216,489)	$ (179,166)
Equity in Losses of Project Partnerships for tax purposes in excess of losses for financial statement purposes	(852,613)	(928,195)	(1,010,034)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	(8,485)	22,154	(8,575)
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense Other Adjustments	89,592 20,740 (13,876) -----------	89,605 1,950 (14,323) -----------	31,002 3,072 (8,025) -----------
Gateway loss for tax purposes as of December 31	$(1,005,271) ============	$(1,045,298) ============	$(1,171,726) ============
	December 31, 2006 ------------	December 31, 2005 ------------	December 31, 2004 ------------
Federal Low Income Housing Tax Credits (Unaudited)	$ 15,422 ===========	$ 170,591 ===========	$ 565,711 ===========

   The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2007 are as follows:

                               Financial          Tax
                               Reporting          Reporting
                               Purposes           Purposes            Differences
Investments in Local
Limited Partnerships           $  377,733         $(7,504,979)         $ 7,882,712
Other Assets                   $  364,185         $ 1,573,901          $(1,209,716)
Liabilities                    $  824,825         $    13,840          $   810,985

NOTE 6 - TAXABLE INCOME (LOSS)(Continued):

   The following is a reconciliation between Net Loss as described in the financial statements and Gateway's loss for tax purposes:
SERIES 9	2007 ----	2006 ----	2005 ----
Net Loss per Financial Statements	$ (248,128)	$ (341,082)	$ (234,846)
Equity in Losses of Project Partnerships for tax purposes in excess of losses for financial statement purposes	(417,301)	(389,575)	(420,083)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	(135,479)	148,091	(7,265)
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense Impairment Expense Other Adjustments	49,353 19,451 127,532 (5,409) -----------	49,357 1,846 0 (6,176) -----------	16,737 3,082 0 (1,208) -----------
Gateway loss for tax purposes as of December 31	$ (609,981) ============	$ (537,539) ============	$ (643,583) ============
	December 31, 2006 ------------	December 31, 2005 ------------	December 31, 2004 ------------
Federal Low Income Housing Tax Credits (Unaudited)	$ 0 ============	$ 40,080 ============	$ 644,340 ============

   The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2007 are as follows:

                               Financial         Tax
                               Reporting         Reporting
                               Purposes          Purposes           Differences

Investments in Local
Limited Partnerships          $   412,287        $(3,009,879)        $ 3,422,166
Other Assets                  $   281,986        $ 1,042,892         $  (760,906)
Liabilities                   $   507,802        $     7,691         $   500,111

NOTE 6 - TAXABLE INCOME (LOSS)(Continued):

   The following is a reconciliation between Net Loss as described in the financial statements and Gateway's loss for tax purposes:
SERIES 10	2007 ----	2006 ----	2005 ----
Net Loss per Financial Statements	$ (261,712)	$ (355,932)	$ (186,326)
Equity in Losses of Project Partnerships for tax purposes in excess of losses for financial statement purposes	(262,403)	(285,809)	(259,879)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	(125,267)	181,059	(2,089)
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense Impairment Expense Other Adjustments	33,713 39,206 156,694 (2,562) -----------	33,768 4,281 0 (1,062) -----------	(89,867) 4,578 0 (432) -----------
Gateway loss for tax purposes as of December 31	$ (422,331) ============	$ (423,695) ============	$ (534,015) ============
	December 31, 2006 ------------	December 31, 2005 ------------	December 31, 2004 ------------
Federal Low Income Housing Tax Credits (Unaudited)	$ 0 ============	$ 48,806 ============	$ 540,394 ============

   The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2007 are as follows:

                               Financial          Tax
                               Reporting          Reporting
                               Purposes           Purposes             Differences

Investments in Local
Limited Partnerships           $ 1,159,544        $  (997,098)         $ 2,156,642
Other Assets                   $   239,132        $   846,143          $  (607,011)
Liabilities                    $   110,514        $     5,209          $   105,305

NOTE 6 - TAXABLE INCOME (LOSS)(Continued):

   The following is a reconciliation between Net Loss as described in the financial statements and Gateway's loss for tax purposes:
SERIES 11	2007 ----	2006 ----	2005 ----
Net Loss per Financial Statements	$ (470,714)	$ (776,165)	$ (153,967)
Equity in Losses of Project Partnerships for tax purposes in excess of losses for financial statement purposes	(172,636)	(216,021)	(208,933)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	(276,160)	632,332	(3,760)
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense Impairment Expense Other Adjustments	11,508 54,186 600,802 (3,382) -----------	114,970 5,725 0 (2,785) -----------	(131,503) 6,726 0 985 -----------
Gateway loss for tax purposes as of December 31	$ (256,396) ============	$ (241,944) ============	$ (490,452) ============
	December 31, 2006 ------------	December 31, 2005 ------------	December 31, 2004 ------------
Federal Low Income Housing Tax Credits (Unaudited)	$ 43,946 ============	$ 570,762 ============	$ 754,678 ============

   The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2006 are as follows:

                                Financial         Tax
                                Reporting         Reporting
                                Purposes          Purposes          Differences

Investments in Local
Limited Partnerships            $ 1,505,978       $ 1,282,528       $   223,450
Other Assets                    $   315,434       $   777,448       $  (462,014)
Liabilities                     $    34,115       $     4,509       $    29,606

NOTE 6 - TAXABLE INCOME (LOSS)(Continued):

   The following is a reconciliation between Net Loss as described in the financial statements and Gateway's loss for tax purposes:
TOTAL SERIES 7 -11	2007 ----	2006 ----	2005 ----
Net Loss per Financial Statements	$ (1,587,831)	$ (2,157,464)	$(1,015,792)
Equity in Losses of Project Partnerships for tax purposes in excess of losses for financial statement purposes	(2,449,572)	(2,647,240)	(2,816,865)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	(684,990)	1,216,254	(39,379)
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense Impairment Expense Other Adjustments	270,304 183,884 1,078,223 (47,271) -----------	373,921 20,233 0 (48,531) -----------	(82,157) 24,101 0 (14,594) -----------
Gateway loss for tax purposes as of December 31	$(3,237,253) ============	$(3,242,827) ============	$(3,944,686) ============

   The difference in the total value of Gateway's Investment in Project Partnerships is approximately $7,427,151 higher for Series 7, $7,882,712 higher for Series 8, $3,422,166 higher for Series 9, $2,156,642 higher for Series 10 and $223,450 higher for Series 11 for financial reporting purposes than for tax purposes because (i) there were depreciation differences between financial reporting purposes and tax return purposes and (ii) certain expenses are not deductible for tax return purposes.

   The differences in the assets and liabilities of Gateway for financial reporting purposes and tax reporting purposes for the year ended March 31, 2007 are as follows:

                               Financial         Tax
                               Reporting         Reporting
                               Purposes          Purposes         Differences

Investments in Local
Limited Partnerships           $ 3,898,329       $(17,213,791)       $21,112,120
Other Assets                   $ 1,664,274       $  5,914,130        $(4,249,856)
Liabilities                    $ 2,267,865       $     44,110        $ 2,223,755

NOTE 7 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

Series 7
Year 2007                Quarter 1      Quarter 2     Quarter 3     Quarter 4
                         6/30/2006     9/30/2006     12/31/2006     3/31/2007

Total Revenues           $    4,626     $  11,320    $   1,560    $    9,544

Net Income (Loss)        $ (54,316)    $ (76,666)   $ (59,253)   $ (176,413)

Earnings (Loss) Per
Weighted Average
Limited Partnership
Units Outstanding        $   (5.17)    $   (7.30)   $   (5.64)   $   (16.81)

Series 8
Year 2007                Quarter 1     Quarter 2     Quarter 3      Quarter 4
                         6/30/2006     9/30/2006     12/31/2006     3/31/2007

Total Revenues           $   7,529     $     800     $       0     $   7,561

Net Income (Loss)        $ (34,116)    $ (81,988)    $ (73,632)    $ (50,893)

Earnings (Loss) Per
Weighted Average
Limited Partnership
Units Outstanding        $   (3.38)    $   (8.13)    $   (7.30)    $   (5.06)

Series 9
Year 2007                Quarter 1     Quarter 2      Quarter 3     Quarter 4
                         6/30/2006     9/30/2006     12/31/2006     3/31/2007

Total Revenues           $   4,809     $       0     $       0     $    1,357

Net Income (Loss)        $ (33,887)    $ (76,479)    $ (34,871)    $ (102,891)

Earnings (Loss) Per
Weighted Average
Limited Partnership
Units Outstanding        $   (5.36)    $  (12.11)    $   (5.52)    $   (16.29)

NOTE 7 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)(Continued):

Series 10
Year 2007                Quarter 1     Quarter 2     Quarter 3      Quarter 4
                         6/30/2006     9/30/2006     12/31/2006     3/31/2007

Total Revenues           $   1,381     $       0     $       0      $   1,182

Net Income (Loss)        $ (29,540)    $ (71,547)    $ (32,580)     $(128,045)

Earnings (Loss) Per
Weighted Average
Limited Partnership
Units Outstanding        $   (5.80)    $  (14.05)    $   (6.40)     $  (25.13)

Series 11
Year 2007                Quarter 1      Quarter 2     Quarter 3     Quarter 4
                         6/30/2006     9/30/2006     12/31/2006     3/31/2007

Total Revenues           $       0      $   2,182     $     600     $     600

Net Income (Loss)        $  (3,750)     $ (43,444)    $ (18,523)    $(404,997)

Earnings (Loss) Per
Weighted Average
Limited Partnership
Units Outstanding        $   (0.72)     $   (8.39)    $   (3.58)    $  (78.20)

Series 7 - 11
Year 2007                Quarter 1     Quarter 2      Quarter 3     Quarter 4
                         6/30/2006     9/30/2006     12/31/2006     3/31/2007

Total Revenues           $  18,345     $  14,302     $   2,160     $   20,244

Net Income (Loss)        $(155,609)    $(350,124)    $(218,859)    $ (863,239)

NOTE 7 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued):

Series 7
Year 2006                Quarter 1      Quarter 2     Quarter 3     Quarter 4
                         6/30/2005     9/30/2005     12/31/2005     3/31/2006

Total Revenues           $   10,434    $   15,550    $   10,586    $  11,081

Net Income (Loss)        $ (63,480)    $ (54,304)   $  (49,060)   $(300,952)

Earnings (Loss) Per
Weighted Average
Limited Partnership
Units Outstanding        $   (6.05)    $   (5.17)   $    (4.67)   $  (28.66)

Series 8
Year 2006                Quarter 1     Quarter 2      Quarter 3     Quarter 4
                         6/30/2005     9/30/2005     12/31/2005     3/31/2006

Total Revenues           $  14,880     $   5,808      $   7,765     $  11,321

Net Income (Loss)        $ (29,217)    $ (48,636)     $ (39,117)    $ (99,519)

Earnings (Loss) Per
Weighted Average
Limited Partnership
Units Outstanding        $   (2.90)    $   (4.82)     $   (3.88)    $   (9.87)

Series 9
Year 2006                Quarter 1     Quarter 2      Quarter 3     Quarter 4
                         6/30/2005     9/30/2005     12/31/2005     3/31/2006

Total Revenues           $   6,693     $   3,981     $   4,867     $    4,627

Net Income (Loss)        $ (44,724)    $ (50,604)    $ (51,742)    $ (194,012)

Earnings (Loss) Per
Weighted Average
Limited Partnership
Units Outstanding        $   (7.08)    $   (8.01)    $   (8.19)    $   (30.71)

NOTE 7 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)(Continued):

Series 10
Year 2006                Quarter 1     Quarter 2      Quarter 3     Quarter 4
                         6/30/2005     9/30/2005     12/31/2005     3/31/2006

Total Revenues           $   4,695     $   3,580     $   3,663      $   4,445

Net Income (Loss)        $ (34,070)    $ (52,849)    $ (42,389)     $(226,624)

Earnings (Loss) Per
Weighted Average
Limited Partnership
Units Outstanding        $   (6.69)    $  (10.37)    $   (8.32)     $  (44.49)

Series 11
Year 2006                Quarter 1     Quarter 2      Quarter 3     Quarter 4
                         6/30/2005     9/30/2005     12/31/2005     3/31/2006

Total Revenues           $   5,134     $   5,698     $   5,255          5,155

Net Income (Loss)        $ (35,090)    $ (45,980)    $ (46,096)    $ (648,999)

Earnings (Loss) Per
Weighted Average
Limited Partnership
Units Outstanding        $   (6.78)    $   (8.88)    $   (8.90)    $  (125.32)

Series 7 - 11
Year 2006                Quarter 1     Quarter 2      Quarter 3     Quarter 4
                         6/30/2005     9/30/2005     12/31/2005      3/31/2006

Total Revenues           $  41,836     $  34,617     $  32,136     $    36,629

Net Income (Loss)        $(206,581)    $(252,373)    $(228,404)    $(1,470,106)

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

None

Item 9A.  Controls and Procedures

   Within 90 days prior to the filing of this report, under the supervision and with the participation of Gateway's management, including the chief executive and chief financial officers of Gateway's Managing General Partner, an evaluation of the effectiveness of the Gateway's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities and Exchange Act of 1934) was performed. Based on this evaluation, such officers have concluded that Gateway's disclosure controls and procedures were effective as of the date of that evaluation in alerting them in a timely manner to material information relating to Gateway required to be included in this report and Gateway's other reports that it files or submits under the Securities Exchange Act of 1934. There were no significant changes in Gateway's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 9B.  Other Information

   None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

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

Ronald M. Diner, age 63, is President and a Director. He is a Senior Vice President of Raymond James & Associates, Inc., with whom he has been employed since June 1983. Mr. Diner received an MBA degree from Columbia University (1968) and a BS degree from Trinity College (1966). Prior to joining Raymond James & Associates, Inc., he managed the broker-dealer activities of Pittway Real Estate, Inc., a real estate development firm. He was previously a loan officer at Marine Midland Realty Credit Corp., and spent three years with Common, Dann & Co., a New York regional investment firm. He has served as a member of the Board of Directors of the Council for Rural Housing and Development, a national organization of developers, managers and syndicators of properties developed under the RECD Section 515 program, and is a member of the Board of Directors of the Florida Council for Rural Housing and Development. Mr. Diner has been a speaker and panel member at state and national seminars relating to the low-income housing credit.

J. Davenport Mosby III, age 51, is a Vice President and a Director. He is a Senior Managing Director of Raymond James & Associates, Inc. which he joined in 1982. Mr. Mosby received an MBA from the Harvard Business School (1982). He graduated magna cum laude with a BA from Vanderbilt University where he was elected to Phi Beta Kappa.

   Raymond James Tax Credit Funds, Inc. is a wholly owned subsidiary of Raymond James Financial, Inc. ("RJF"). RJF has adopted a Business Ethics and Corporate Policy that is applicable to the officers and employees of Raymond James Tax Credit Funds, Inc., the Managing General Partner of the of Gateway. That policy is posted on RJF's Internet website at www.raymondjames.com www.raymondjames.com under "About Our Company" --- Investor Relations --- Corporate Governance --- Employee Code of Ethics.

Raymond James Partners, Inc. -

   Raymond James Partners, Inc. was formed to act as the general partner, with affiliated corporations, in limited partnerships sponsored by Raymond James Financial, Inc.

    Information regarding the officers and directors of Raymond James Partners, Inc. is included on page 68 of the Prospectus under the section captioned "Management" (consisting of pages 66 through 69 of the Prospectus) which is incorporated herein by reference.

Item 11.  Executive Compensation

    Gateway has no directors or officers.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

    Neither of the General Partners own any units of the outstanding securities of Gateway as of March 31, 2007. Ronald M. Diner, President of Raymond James Tax Credit Funds, Inc. owns 5 units of Series 7. None of the other directors and officers own any units of the outstanding securities of Gateway as of March 31, 2007.

    Gateway is a Limited Partnership and therefore does not have voting shares of stock. To the knowledge of Gateway, no person owns of record or beneficially, more than 5% of Gateway's outstanding units.

Item 13.  Certain Relationships and Related Transactions and Director Independence

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

    The Payable to General Partners primarily represents the asset management fees owed to the General Partners at the end of the year. It is unsecured, due on demand and, in accordance with the limited partnership agreement, non-interest bearing. Within the next 12 months, the Managing General Partner does not intend to demand payment on the portion of Asset Management Fees payable classified as long-term on the Balance Sheet.

   For the years ended March 31, 2007, 2006, and 2005 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

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

	2007 ----	2006 ----	2005 ----
Series 7	$ 85,926	$ 86,447	$ 86,447
Series 8	89,370	89,908	89,908
Series 9	49,242	49,509	49,509
Series 10	33,643	33,819	33,819
Series 11	27,989 --------	28,021 --------	28,021 --------
Total	$286,170 ========	$287,704 ========	$287,704 ========

   General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statement of Operations.
	2007 ----	2006 ----	2005 ----
Series 7	$109,100	$ 84,526	$ 56,857
Series 8	120,278	93,195	62,689
Series 9	67,132	52,016	34,990
Series 10	41,958	32,510	21,868
Series 11	33,565 --------	26,008 --------	17,494 --------
Total	$372,033 ========	$288,255 ========	$193,898 ========

   Total unpaid asset management fees and administrative expenses payable to the General Partners, which are included on the Balance Sheet as of March 31, 2007 and 2006 are as follows:
	March 31, 2007 --------------	March 31, 2006 --------------
Series 7	$ 790,609	$ 704,516
Series 8	824,825	735,669
Series 9	507,802	458,715
Series 10	110,514	76,798
Series 11	34,115 -----------	13,071 -----------
Total	$2,267,865 ===========	$1,988,769 ===========

Item 14.  Principal Accounting Fees & Services

   Audit Fees

   The aggregate fees incurred by Gateway's principal accounting firm, Reznick Group, P.C., for professional services rendered for the audit of the annual financial statements and review of financial statements included in Gateway's quarterly report on Form 10-Q was $82,000 and $70,000 for the years ended March 31, 2007 and 2006, respectively. The aggregate fees incurred by Gateway's former principal accounting firm, Spence, Marston, Bunch, Morris and Co., totaled $2,000 for the year ended March 31, 2007 for services pertaining to prior years audit reports and $1,575 for the year ended March 31, 2006 for review of certain quarterly reports on Form 10-Q.

  Tax Fees

   During fiscal 2007 and 2006, Spence, Marston, Bunch, Morris & Co. was engaged to prepare Gateway's federal tax return, for which they billed $9,000 and $7,000 for years ended March 31, 2007 and 2006, respectively.

  Other Fees

   The two members of Raymond James Tax Credit Funds, Inc. Board of Directors, Ronald M. Diner and J. Davenport Mosby III also serve as the members of the Audit Committee on behalf of Gateway. The audit committee charter requires that the committee approve the engagement of the principal accounting firm prior to the rendering of any audit or non-audit services. During fiscal 2007, 100% of the audit related and other services and 100% of the tax services were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

a.(1) Financial Statements

(2) Financial Statement Schedules -

Schedule III - Real Estate and Accumulated Depreciation of Property Owned by Project Partnerships

Schedule IV - Mortgage loans on real estate

All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or the notes thereto.
  Exhibit Listing

Exhibit
Number   Description

3.1    Amended Certificate of Limited Partnership of Gateway Tax Credit Fund III, Ltd.        (Filed as an Exhibit to Registration Statement on Form S-11, File No. 33-44238,
       and incorporated by reference.)
4.1    The Form of Partnership Agreement of the Partnership (included as Exhibit "A" to the Prospectus, File No. 33-44238, and incorporated herein by reference.)
23     The consent of Reznick Group, P.C. (Filed herewith.)
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
AS OF DECEMBER 31, 2006

SERIES 7
Apartment Properties

Partnership -----------	Location --------	# of Units ----------	Mortgage Loan Balance -------------

Nottingham

Cedar Hollow

Sunrise

Mountain City

Burbank

Washington

BrookStone

Tazewell

N. Irvine

Horton

Manchester

Waynesboro

Lakeland II

Mt. Vernon

Meadow Run

Spring Creek II

Warm Springs

Blue Ridge

Walnut

Pioneer

Dilley

Elsa

Clinch View

Jamestown

Leander

Louisa Sr.

Orchard Commons

Vardaman

Heritage Park

BrooksHollow

Cavalry Crossing

Carson City

Matteson

Pembroke

Robynwood

Atoka

Coalgate

Hill Creek

Cardinal

Pisgah, AL

Waterloo, NE

Mission, SD

Mountain City, TN

Falls City, NE

Bloomfield, NE

McCaysville, GA

New Tazewell, TN

Irvine, KY

Horton, KS

Manchester, GA

Waynesboro, GA

Lakeland, GA

Mt. Vernon, GA

Dawson, GA

Quitman, GA

Warm Springs, GA

Blue Ridge, GA

Elk Point, SD

Mountain View, AR

Dilley, TX

Elsa, TX

Gate City, VA

Jamestown, TN

Leander, TX

Louisa, KY

Crab Orchard, KY

Vardaman, MS

Paze, AZ

Jasper, GA

Ft. Scott, KS

Carson City, KS

Capa, KS

Pembroke, KY

Cynthiana, KY

Atoka, OK

Coalgate, OK

West Blocton, AL

Mountain Home. AR

18 24 44 40 24 24 40 44 24 24 42 24 30 24 48 24 22 41 24 48 28 40 42 40 36 36 12 24 32 40 40 24 24 16 24 24 24 24 32

$   560,076

742,603

1,972,950

1,284,215

787,047

781,286

1,164,196

1,366,000

772,394

750,019

1,171,595

654,016

812,541

720,277

1,389,160

649,724

658,954

1,068,590

802,488

1,182,344

708,493

1,011,834

1,419,838

1,190,819

893,901

1,161,050

324,382

713,560

1,214,647

1,149,121

1,386,082

769,610

744,283

496,889

753,370

656,802

656,830

755,037

122,471

-----------
$35,419,494
============

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2006
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

889,355

837,000

1,345,826

595,780

401,435

176,183

834,811

696,407

641,460

243,179

107,860

149,453

156,335

241,802

117,323

196,691

234,193

112,079

1,092,918

847,755

1,286,910

409,447

436,875

1,063,200

449,409

452,556

93,877

1,243,700

183,029

894,246

354,778

556,314

190,283

315,110

819,334

806,005

622,291

650,852

$   13,401

99,088

1,808,686

245,188

422,451

558,291

1,240,266

870,449

305,986

275,465

1,191,722

666,155

830,194

724,691

1,483,038

651,152

581,243

1,104,951

927,617

367,129

12,647

15,105

1,346,076

1,093,631

57,034

979,128

(1,684)

816,362

203,534

1,187,723

877,343

529,507

376,041

411,021

661,574

0

0

339,919

110,181

	-----------	------------	------------
	$ 1,666,043	$21,441,174	$23,382,305
	===========	============	============

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2006
SERIES 7 Apartment Properties	Gross Amount At Which Carried At December 31, 2006 --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Total -----

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

25,000

30,000

67,000

25,000

30,000

45,000

75,000

27,600

15,615

49,455

37,500

29,600

19,500

40,000

30,000

20,000

0

20,000

30,000

30,000

40,000

99,000

53,800

46,000

90,000

28,789

15,000

199,000

67,000

94,118

40,028

39,000

22,000

35,000

16,000

22,500

29,337

24,207

$   708,514

988,443

2,645,686

1,591,014

1,018,231

959,726

1,416,449

1,705,260

1,002,393

916,925

1,425,446

781,825

980,047

881,026

1,704,840

778,475

802,934

1,339,144

1,039,696

1,460,047

860,402

1,302,015

1,755,523

1,530,506

1,120,234

1,428,537

450,872

910,239

1,447,234

1,370,907

1,759,771

930,679

921,793

601,304

976,684

819,334

806,005

962,210

761,033

$   729,584

1,013,443

2,675,686

1,658,014

1,043,231

989,726

1,461,449

1,780,260

1,029,993

932,540

1,474,901

819,325

1,009,647

900,526

1,744,840

808,475

822,934

1,339,144

1,059,696

1,490,047

890,402

1,342,015

1,854,523

1,584,306

1,166,234

1,518,537

479,661

925,239

1,646,234

1,437,907

1,853,889

970,707

960,793

623,304

1,011,684

835,334

828,505

991,547

785,240

	-----------	------------	------------
	$ 1,628,119	$44,861,403	$46,489,522
	===========	============	============

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2006
SERIES 7 Apartment Properties Partnership -----------	Accumulated Depreciation ------------	Depreciable Life -----------

Nottingham

Cedar Hollow

Sunrise

Mountain City

Burbank

Washington

BrookStone

Tazewell

N. Irvine

Horton

Manchester

Waynesboro

Lakeland II

Mt. Vernon

Meadow Run

Spring Creek II

Warm Springs

Blue Ridge

Walnut

Pioneer

Dilley

Elsa

Clinch View

Jamestown

Leander

Louisa Sr.

Orchard Commons

Vardaman

Heritage Park

BrooksHollow

Cavalry Crossing

Carson City

Matteson

Pembroke

Robynwood

Atoka

Coalgate

Hill Creek

Cardinal

$   270,130

394,109

1,321,888

861,067

438,180

489,333

677,039

892,072

364,810

520,599

641,697

361,421

461,085

400,680

805,102

359,010

379,660

657,887

415,160

540,221

250,938

437,182

914,601

786,520

585,496

537,813

175,630

327,354

774,693

642,217

648,831

481,582

491,880

225,854

360,166

457,316

455,831

443,531

243,370

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
$20,491,955
===========

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2006
SERIES 8 Apartment Properties Partnership -----------	Location --------	# of Units ----------	Mortgage Loan Balance ------------

Purdy

Galena

Antlers 2

Holdenville

Wetumka

Mariners Cove

Mariners Cove Sr.

Antlers

Bentonville

Deerpoint

Aurora

Baxter

Arbor Gate

Timber Ridge

Concordia Sr.

Mountainburg

Lincoln

Fox Ridge

Meadow View

Sheridan

Morningside

Grand Isle

Meadowview

Taylor

Brookwood

Pleasant Valley

Reelfoot

River Rest

Kirskville

Cimmaron

Kenton

Lovingston

Pontotoc

So. Brenchley

Hustonville

Northpoint

Brooks Field

Brooks Lane

Brooks Point

Brooks Run

Logan Heights

Lakeshore 2

Cottondale

Purdy, MO

Galena, KS

Antlers, OK

Holdenville, OK

Wetumka, OK

Marine City, MI

Marine City, MI

Antlers, OK

Bentonville, AR

Elgin, AL

Aurora, MO

Baxter Springs, KS

Bridgeport, AL

Collinsville, AL

Concordia, KS

Mountainburg, AR

Pierre, SD

Russellville, AL

Bridgeiport, NE

Auburn, NE

Kenton, OH

Grand Isle, ME

Van Buren, AR

Taylor, TX

Gainesboro, TN

Lynchburg, TN

Ridgely, TN

Newport, TN

Kirksville, MO

Arco, ID

Kenton, OH

Lovingston, VA

Pontotoc, MS

Rexburg, ID

Hustonville, KY

Jackson, KY

Louisville, GA

Clayton, GA

Dahlonega, GA

Jasper, GA

Russellville, KY

Tuskegee, AL

Cottondale, FL

16 24 24 24 24 32 24 36 24 24 28 16 24 24 24 24 25 24 16 16 32 16 29 44 44 33 20 34 24 24 46 64 36 30 16 24 32 36 41 24 24 36 25

$   447,676

593,776

616,872

701,799

636,354

1,011,809

783,641

1,064,675

494,073

720,188

709,806

415,221

734,292

717,301

665,173

692,444

870,356

725,397

577,409

592,600

950,629

921,238

730,311

1,213,020

1,425,697

1,073,463

635,847

1,121,140

668,339

808,345

1,396,888

2,169,188

1,078,641

1,209,736

507,633

875,282

934,286

1,079,764

1,339,529

742,886

766,265

1,129,681

748,598

-----------
$37,297,268
============

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2006
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

362,505

761,859

877,598

792,876

1,134,974

901,745

1,270,510

743,269

912,974

716,471

418,296

873,748

879,334

776,131

863,990

933,872

867,785

686,959

373,018

1,152,691

1,180,210

954,717

1,185,923

1,780,090

1,288,452

118,127

431,259

188,140

611,963

785,703

2,215,782

312,296

492,781

672,270

942,599

113,295

123,401

135,053

158,025

422,778

273,501

911,975

$   55,118

427,987

0

0

0

66,153

52,702

0

0

2,600

55,856

144,066

26,424

34,630

(14,742)

0

86,618

0

21,959

391,692

5,963

0

0

238,534

8,987

15,012

698,721

960,977

593,352

552,423

934,357

383,945

989,998

993,107

17,365

20,672

1,018,634

1,177,722

1,416,461

716,676

507,202

1,119,224

344

	-----------	------------	------------
	$ 2,280,425	$32,092,541	$13,720,739
	===========	============	============

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2006

SERIES 8
Gross Amount At Which Carried At December 31, 2006 --------------------
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

19,200

26,000

15,000

19,977

64,000

46,216

50,529

15,220

19,500

35,000

14,845

43,218

15,145

65,000

20,000

121,000

35,000

18,000

20,100

31,163

20,000

40,000

105,334

28,148

56,269

13,827

52,062

50,000

6,000

61,699

171,772

40,500

99,658

20,000

140,000

45,761

57,500

108,000

50,366

24,600

45,000

36,000

$   601,337

790,492

761,859

877,598

792,876

1,254,319

980,483

1,270,510

743,269

929,324

901,677

561,317

900,172

913,964

761,389

863,990

1,020,490

867,785

719,918

764,710

1,158,654

1,180,210

954,717

1,424,458

1,789,077

1,303,464

816,021

1,390,924

781,492

1,176,386

1,720,060

2,606,940

1,302,294

1,485,888

689,635

963,271

1,131,930

1,301,123

1,551,514

874,335

929,980

1,392,725

912,319

$   613,537

809,692

787,859

892,598

812,853

1,318,319

1,026,699

1,321,039

758,489

948,824

936,677

576,162

943,390

929,109

826,389

883,990

1,141,490

902,785

737,918

784,810

1,189,817

1,200,210

994,717

1,529,792

1,817,225

1,359,733

829,848

1,442,986

831,492

1,182,386

1,781,759

2,778,712

1,342,794

1,585,546

709,635

1,103,271

1,177,691

1,358,623

1,659,514

924,701

954,580

1,437,725

948,319

	-----------	------------	------------
	$ 1,978,809	$46,114,896	$48,093,705
	===========	============	============

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2006
SERIES 8 Apartment Properties Partnership -----------	Accumulated Depreciation ------------	Depreciable Life -----------

Purdy

Galena

Antlers 2

Holdenville

Wetumka

Mariners Cove

Mariners Cove Sr.

Antlers

Bentonville

Deerpoint

Aurora

Baxter

Arbor Gate

Timber Ridge

Concordia Sr.

Mountainburg

Lincoln

Fox Ridge

Meadow View

Sheridan

Morningside

Grand Isle

Meadowview

Taylor

Brookwood

Pleasant Valley

Reelfoot

River Rest

Kirskville

Cimmaron

Kenton

Lovingston

Pontotoc

So. Brenchley

Hustonville

Northpoint

Brooks Field

Brooks Lane

Brooks Point

Brooks Run

Logan Heights

Lakeshore 2

Cottondale

$   350,409

426,465

425,544

476,223

432,384

651,005

504,081

697,867

428,432

277,964

508,534

296,188

317,697

324,636

409,576

468,283

508,232

254,626

311,238

292,530

488,893

608,946

515,547

383,484

819,833

609,828

364,766

602,554

399,646

562,234

696,217

1,269,507

403,289

723,829

236,476

337,380

500,169

573,159

673,782

391,788

451,520

431,267

401,844

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
$20,807,872
===========

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2006
SERIES 9 Apartment Properties Partnership -----------	Location --------	# of Units ----------	Mortgage Loan Balance -------------

Jay

Boxwood

Stilwell 3

Arbor Trace

Arbor Trace 2

Omega

Cornell 2

Elm Creek

Marionville

Lamar

Mt. Glen

Centreville

Skyview

Sycamore

Bradford

Cedar Lane

Stanton

Abernathy

Pembroke

Meadowview

Town Branch

Fox Run

Maple Street

Manchester

Jay, OK

Lexington, TX

Stilwell, OK

Lake Park, GA

Lake Park, GA

Omega, GA

Watertown, SD

Pierre, SD

Marionville, MO

Lamar, AR

Heppner, OR

Centreville, AL

Troy, AL

Coffeyville, KS

Cumberland, KY

London, KY

Stanton, KY

Abernathy, TX

Pembroke, KY

Greenville, AL

Mt. Vernon, KY

Ragland, AL

Emporium, PA

Manchester, GA

24 24 16 24 42 36 24 24 20 24 24 24 36 40 24 24 24 24 24 24 24 24 32 18

$   636,124

599,487

452,220

724,419

1,426,495

1,109,650

901,665

932,993

549,556

695,889

805,078

771,843

1,109,790

1,384,512

773,985

710,457

783,343

604,708

780,566

643,045

751,302

757,241

1,336,359

578,133

-----------
$19,818,860
============

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2006
SERIES 9 Apartment Properties	Cost At Acquisition --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Net Improvements Capitalized Subsequent to Acquisition ---------------

Jay

Boxwood

Stilwell 3

Arbor Trace

Arbor Trace 2

Omega

Cornell 2

Elm Creek

Marionville

Lamar

Mt. Glen

Centreville

Skyview

Sycamore

Bradford

Cedar Lane

Stanton

Abernathy

Pembroke

Meadowview

Town Branch

Fox Run

Maple Street

Manchester

	$ 30,000 22,273 15,567 62,500 100,000 35,000 29,155 71,360 24,900 18,000 23,500 36,000 120,000 64,408 66,000 49,750 41,584 30,000 43,000 46,270 21,000 47,467 85,000 24,100	$ 103,524 718,529 82,347 185,273 361,210 188,863 576,296 233,390 409,497 202,240 480,064 220,952 220,161 415,748 285,025 952,314 959,574 751,898 955,687 1,086,351 942,114 919,296 1,178,856 711,035	$ 677,073 30,137 489,218 670,585 1,345,224 1,183,441 634,043 945,885 339,622 684,085 579,971 729,211 1,083,241 1,368,849 704,607 5,958 0 0 7,608 4,715 21,296 11,432 452,025 479
	-----------	------------	------------
	$ 1,106,834	$13,140,244	$11,968,705
	===========	============	============

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2006
SERIES 9 Apartment Properties	Gross Amount At Which Carried At December 31, 2006 --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Total -----

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

748,666

577,132

855,858

1,706,434

1,372,304

1,210,339

1,179,275

749,019

886,325

1,060,035

950,163

1,303,402

1,784,405

989,632

958,272

959,574

751,898

963,295

1,091,066

963,410

930,728

1,630,881

708,414

$   810,597

770,939

587,132

918,358

1,806,434

1,407,304

1,239,494

1,250,635

774,019

904,325

1,083,535

986,163

1,423,402

1,849,005

1,055,632

1,008,022

1,001,158

781,898

1,006,295

1,137,336

984,410

978,195

1,715,881

735,614

	-----------	------------	------------
	$ 1,099,659	$25,116,124	$26,215,783
	===========	============	============

SCHEDULE III -REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2006
SERIES 9 Apartment Properties Partnership -----------	Accumulated Depreciation -------------	Depreciable Life -----------

Jay

Boxwood

Stilwell 3

Arbor Trace

Arbor Trace 2

Omega

Cornell 2

Elm Creek

Marionville

Lamar

Mt. Glen

Centreville

Skyview

Sycamore

Bradford

Cedar Lane

Stanton

Abernathy

Pembroke

Meadowview

Town Branch

Fox Run

Maple Street

Manchester

$ 406,257 404,090 300,479 354,553 705,962 575,953 581,210 550,951 382,516 465,735 529,118 485,066 412,146 578,323 341,524 352,495 349,776 399,050 339,223 335,285 317,583 422,518 528,207 297,314

5.0-25.0

5.0-25.0

5.0-25.0

10.0-30.0

10.0-30.0

5.0-50.0

5.0-30.0

5.0-27.5

7.0-27.5

5.0-25.0

7.0-27.5

5.0-40.0

5.0-40.0

12.0-40.0

5.0-40.0

5.0-40.0

5.0-40.0

5.0-25.0

7.0-40.0

5.0-40.0

7.0-40.0

7.0-27.5

7.0-40.0

5.0-27.5

-----------
$10,415,334
===========

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2006
SERIES 10 Apartment Properties Partnership -----------	Location --------	# of Units ----------	Mortgage Loan Balance ------------
Redstone Albany Oak Terrace Wellshill Applegate Heatherwood Peachtree Donna Wellsville Tecumseh Clay City Irvine West New Castle Stigler Courtyard	Challis, ID Albany, KY Bonifay, FL West Liberty, KY Florence, AL Alexander City, AL Gaffney, SC Donna, TX Wellsville, NY Tecumseh, NE Clay City, KY Irvine, KY New Castle, KY Stigler, OK Huron, SD	24 24 18 32 36 36 28 50 24 24 24 24 24 20 21	$ 822,454 753,455 528,684 1,059,520 1,114,105 869,600 979,393 1,387,265 1,016,709 871,877 793,679 792,056 786,142 579,767 627,501
------------
$12,982,207
============
Cost At Acquisition --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Net Improvements Capitalized Subsequent to Acquisition ----------------
Redstone Albany Oak Terrace Wellshill Applegate Heatherwood Peachtree Donna Wellsville Tecumseh Clay City Irvine West New Castle Stigler Courtyard	$ 24,000 39,500 27,200 75,000 125,000 55,000 25,000 112,000 38,000 20,000 22,750 25,000 40,575 24,000 12,000	$ 747,591 990,162 633,284 1,270,844 1,467,675 1,551,679 1,021,466 1,661,889 1,286,389 1,038,151 998,334 1,060,585 971,520 730,056 465,936	$ 396,319 12,867 4,247 5,100 272,142 36,135 54,530 4,778 114,420 84,821 22,714 28,079 13,837 0 308,281
	-------	------------	------------
	$ 665,025	$15,895,561	$ 1,358,270
	========	============	============

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2006
SERIES 10 Apartment Properties	Gross Amount At Which Carried At December 31, 2006 --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Total -----
Redstone Albany Oak Terrace Wellshill Applegate Heatherwood Peachtree Donna Wellsville Tecumseh Clay City Irvine West New Castle Stigler Courtyard	$ 7,600 39,500 27,200 75,000 125,000 55,000 25,000 112,000 38,000 20,000 22,750 25,000 40,575 24,000 12,000	$ 1,160,310 1,003,029 637,531 1,275,944 1,739,817 1,587,814 1,075,996 1,666,667 1,400,809 1,122,972 1,021,048 1,088,664 985,357 730,056 774,217	$ 1,167,910 1,042,529 664,731 1,350,944 1,864,817 1,642,814 1,100,996 1,778,667 1,438,809 1,142,972 1,043,798 1,113,664 1,025,932 754,056 786,217
	-----------	------------	------------
	$ 648,625	$17,270,231	$17,918,856
	===========	============	============
Partnership -----------	Accumulated Depreciation ------------	Depreciable Life -----------
Redstone Albany Oak Terrace Wellshill Applegate Heatherwood Peachtree Donna Wellsville Tecumseh Clay City Irvine West New Castle Stigler Courtyard	$ 580,562 368,186 294,658 436,222 533,770 487,825 343,153 430,456 670,382 343,869 335,092 350,131 317,253 240,314 295,656	7.0-27.5 5.0-40.0 5.0-27.5 5.0-40.0 5.0-40.0 5.0-40.0 5.0-40.0 7.0-50.0 7.0-27.5 5.0-50.0 5.0-40.0 5.0-40.0 5.0-40.0 5.0-25.0 5.0-40.0
-----------
$ 6,027,529
===========

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2006
SERIES 11 Apartment Properties Partnership -----------	Location --------	# of Units ----------	Mortgage Loan Balance -------------
Homestead Mountain Oak Eloy Gila Bend Creekstone Tifton Cass Towne Warsaw Royston Red Bud Cardinal Parsons	Pinetop, AZ Collinsville, AL Eloy, AZ Gila Bend, AZ Dallas, GA Tifton, GA Cartersville, GA Warsaw, VA Royston, GA Mokane, MO Mountain Home, AR Parsons, KS	32 24 24 36 40 36 10 56 25 8 32 38	$ 1,280,603 661,436 635,583 1,626,636 631,737 779,837 0 2,595,203 728,009 234,051 79,900 1,071,808
------------
$10,324,803
============

Cost At Acquisition --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Net Improvements Capitalized Subsequent to Acquisition ---------------
Homestead Mountain Oak Eloy Gila Bend Creekstone Tifton Cass Towne Warsaw Royston Red Bud Cardinal Parsons	$ 126,000 30,000 12,000 18,000 130,625 17,600 22,690 146,800 36,000 5,500 15,793 45,188	$ 1,628,502 473,033 882,913 945,233 170,655 192,853 301,458 3,200,738 785,602 295,617 424,616 953,512	$ 62,193 391,422 135,092 582,733 1,707,324 1,496,433 6,515 57,259 113,557 447 71,883 385,472
	----------	------------	------------
	$ 606,196	$10,254,732	$5,010,330
	===========	============	============

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2006
SERIES 11 Apartment Properties	Gross Amount At Which Carried At December 31, 2006 --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Total -----
Homestead Mountain Oak Eloy Gila Bend Creekstone Tifton Cass Towne Warsaw Royston Red Bud Cardinal Parsons	$ 126,000 30,000 12,000 18,000 130,650 17,327 22,690 146,800 36,000 5,500 15,793 38,437	$ 1,690,695 864,455 1,018,005 1,527,966 1,877,954 1,689,559 307,973 3,257,997 899,159 296,064 496,499 1,345,735	$ 1,816,695 894,455 1,030,005 1,545,966 2,008,604 1,706,886 330,663 3,404,797 935,159 301,564 512,292 1,384,172
	-----------	------------	------------
	$ 599,197	$15,272,061	$15,871,258
	===========	============	============
Partnership -----------	Accumulated Depreciation ------------		Depreciable Life ------------
Homestead Mountain Oak Eloy Gila Bend Creekstone Tifton Cass Towne Warsaw Royston Red Bud Cardinal Parsons	$ 566,547 394,092 482,722 398,018 765,404 471,594 98,078 1,383,550 353,367 85,604 158,775 404,976	5.0-40.0 5.0-27.5 5.0-27.5 5.0-40.0 7.0-27.5 5.0-25.0 7.0-27.5 7.0-27.5 7.0-40.0 7.0-40.0 7.0-27.5 12.0-40.0
------------
$ 5,562,727
============

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2006
GATEWAY TAX CREDIT FUND III LTD.
NOTES TO SCHEDULE III

SERIES 7
Balance at beginning of period - December 31, 2005
 Additions during period:
  Acquisitions through foreclosure
  Other acquisitions
  Improvements, etc.
  Other

 Deductions during period:
  Cost of real estate sold

	$ 205,292 0 0 0 --------- 7,247 ---------	$46,291,477 205,292 (7,247) -----------
Balance at end of period - December 31, 2006		$46,489,522 ============
Reconciliation of Accumulated Depreciation current year changes: Balance at beginning of period - December 31, 2005 Current year expense Less Accumulated Depreciation of real estate sold		$19,022,427 1,475,208 (5,679) -----------
Balance at end of period - December 31, 2006		$20,491,956 ============

SCHEDULE III -REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2006
NOTES TO SCHEDULE III

Series 8
Balance at beginning of period - December 31, 2005
 Additions during period:
  Acquisitions through foreclosure
  Other acquisitions
  Improvements, etc.
  Other

 Deductions during period:
  Cost of real estate sold
  Other

	$ 232,677 0 0 0 ------- 0 0 -------	$47,861,028 232,677 0 -----------
Balance at end of period - December 31, 2006		$48,093,705 ============
Reconciliation of Accumulated Depreciation current year changes: Balance at beginning of period - December 31, 2005 Current year expense Less Accumulated Depreciation of real estate sold Other		$19,218,334 1,514,499 75,039 0 -----------
Balance at end of period - December 31, 2006		$20,807,872 ============

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2006
GATEWAY TAX CREDIT FUND III LTD.
NOTES TO SCHEDULE III

Series 9
Balance at beginning of period - December 31, 2005
 Additions during period:
  Acquisitions through foreclosure
  Other acquisitions
  Improvements, etc.
  Other

 Deductions during period:
  Cost of real estate sold
  Other

	$ 105,668 0 0 0 -------- 0 0 --------	$26,110,115 105,668 0 -----------
Balance at end of period - December 31, 2006		$26,215,783 ============
Reconciliation of Accumulated Depreciation current year changes: Balance at beginning of period - December 31, 2005 Current year expense Less Accumulated Depreciation of real estate sold Other		9,640,414 774,921 (1) 0 -----------
Balance at end of period - December 31, 2006		$10,415,334 ============

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2006
NOTES TO SCHEDULE III

Series 10
Balance at beginning of period - December 31, 2005
 Additions during period:
  Acquisitions through foreclosure
  Other acquisitions
  Improvements, etc.
  Other

 Deductions during period:
  Cost of real estate sold
  Other

	$ 86,168 0 0 0 -------- 0 0 --------	$17,832,688 86,168 0 -----------
Balance at end of period - December 31, 2006		$17,918,856 ============
Reconciliation of Accumulated Depreciation current year changes: Balance at beginning of period - December 31, 2005 Current year expense Less Accumulated Depreciation of real estate sold Other		$ 5,569,061 465,794 (7,326) 0 -----------
Balance at end of period - December 31, 2006		$ 6,027,529 ============

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2006
GATEWAY TAX CREDIT FUND III LTD.
NOTES TO SCHEDULE III

Series 11
Balance at beginning of period - December 31, 2005
 Additions during period:
  Acquisitions through foreclosure
  Other acquisitions
  Improvements, etc.
  Other

 Deductions during period:
  Cost of real estate sold
  Other

	$ 208,302 0 0 0 -------- 0 0 --------	$15,662,956 208,302 0 -----------
Balance at end of period - December 31, 2006		$15,871,258 ===========
Reconciliation of Accumulated Depreciation current year changes: Balance at beginning of period - December 31, 2005 Current year expense Less Accumulated Depreciation of real estate sold Other		$ 5,314,654 497,357 (249,285) 0 -----------
Balance at end of period - December 31, 2006		$ 5,562,726 ===========

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2006
SERIES 7 PARTNERSHIP -----------	# OF UNITS -----	BALANCE -------	INTEREST RATE --------	MONTHLY DEBT SERVICE -------	TERM (YEARS) ------

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

Coalgate

Hill Creek

Cardinal

18 24 44 40 24 24 40 44 24 24 42 24 30 24 48 24 22 41 24 48 28 40 42 40 36 36 12 24 32 40 40 24 24 16 24 24 24 24 32

560,076

742,603

1,972,950

1,284,215

787,047

781,286

1,164,196

1,366,000

772,394

750,019

1,171,595

654,016

812,541

720,277

1,389,160

649,724

658,954

1,068,590

802,488

1,182,344

708,493

1,011,834

1,419,838

1,190,819

893,901

1,161,050

324,382

713,560

1,214,647

1,149,121

1,386,082

769,610

744,283

496,889

753,370

656,802

656,830

755,037

122,471
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
$35,419,494 ===========

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2006
SERIES 8 PARTNERSHIP -----------	# OF UNITS -----	BALANCE -------	INTEREST RATE --------	MONTHLY DEBT SERVICE -------	TERM (YEARS) ------

Purdy

Galena

Antlers 2

Holdenville

Wetumka

Mariners Cove

Mariners Cove Sr.

Antlers

Bentonville

Deerpoint

Aurora

Baxter

Arbor Gate

Timber Ridge

Concordia Sr.

Mountainburg

Lincoln

Fox Ridge

Meadow View

Sheridan

Morningside

Grand Isle

Meadowview

Taylor

Brookwood

Pleasant Valley

Reelfoot

River Rest

Kirskville

Cimmaron

Kenton

Lovingston

Pontotoc

So. Brenchley

Hustonville

Northpoint

Brooks Field

Brooks Lane

Brooks Point

Brooks Run

Logan Heights

Lakeshore 2

Cottondale

16 24 24 24 24 32 24 36 24 24 28 16 24 24 24 24 25 24 16 16 32 16 29 44 44 33 20 34 24 24 46 64 36 30 16 24 32 36 41 24 24 36 25

$   447,676

593,776

616,872

701,799

636,354

1,011,809

783,641

1,064,675

494,073

720,188

709,806

415,221

734,292

717,301

665,173

692,444

870,356

725,397

577,409

592,600

950,629

921,238

730,311

1,213,020

1,425,697

1,073,463

635,847

1,121,140

668,339

808,345

1,396,888

2,169,188

1,078,641

1,209,736

507,633

875,282

934,286

1,079,764

1,339,529

742,886

766,265

1,129,681

748,598
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
$37,297,268 ===========

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2006

SERIES 9
PARTNERSHIP -----------	# OF UNITS -----	BALANCE -------	INTEREST RATE --------	MONTHLY DEBT SERVICE -------	TERM (YEARS) ------

Jay

Boxwood

Stilwell 3

Arbor Trace

Arbor Trace 2

Omega

Cornell 2

Elm Creek

Marionville

Lamar

Mt. Glen

Centreville

Skyview

Sycamore

Bradford

Cedar Lane

Stanton

Abernathy

Pembroke

Meadowview

Town Branch

Fox Run

Maple Street

Manchester

24 24 16 24 42 36 24 24 20 24 24 24 36 40 24 24 24 24 24 24 24 24 32 18

$   636,124

599,487

452,220

724,419

1,426,495

1,109,650

901,665

932,993

549,556

695,889

805,078

771,843

1,109,790

1,384,512

773,985

710,457

783,343

604,708

780,566

643,045

751,302

757,241

1,336,359

578,133
----------

			7.25% 6.50% 7.25% 7.25% 7.25% 7.25% 7.25% 7.25% 6.50% 7.25% 6.50% 7.25% 7.25% 7.25% 7.03% 6.50% 7.25% 6.50% 7.25% 0.50% 7.25% 6.50% 7.25% 7.25%	2,851 3,894 2,728 3,309 6,157 4,679 4,135 4,223 2,974 11,480 4,344 3,340 4,771 5,914 3,205 5,465 3,892 3,737 3,495 2,162 4,347 3,685 5,421 2,438	50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 20 50 50 50 50
$19,818,860 ===========

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2006
SERIES 10 PARTNERSHIP -----------	# OF UNITS -----	BALANCE -------	INTEREST RATE --------	MONTHLY DEBT SERVICE -------	TERM (YEARS) ------
Redstone Albany Oak Terrace Wellshill Applegate Heatherwood Peachtree Donna Wellsville Tecumseh Clay City Irvine West New Castle Stigler Courtyard	24 24 18 32 36 36 28 50 24 24 24 24 24 20 21	$ 822,454 753,455 528,684 1,059,520 1,114,105 869,600 979,393 1,387,265 1,016,709 871,877 793,679 792,056 786,142 579,767 627,501 ----------	6.50% 6.50% 6.50% 7.25% 0.50% 0.50% 7.25% 6.50% 6.50% 7.25% 7.25% 7.25% 7.25% 7.25% 6.50%	4,505 4,992 2,861 4,437 0 0 4,608 7,509 8,231 3,531 3,619 3,361 5,131 3,813 2,386	50 50 50 50 20 20 50 50 50 50 50 50 50 50 50
$12,982,207 ===========

SERIES 11 PARTNERSHIP -----------	# OF UNITS -----	BALANCE -------	INTEREST RATE --------	MONTHLY DEBT SERVICE -------	TERM (YEARS) ------
Homestead Mountain Oak Eloy Gila Bend Creekstone Tifton Cass Towne Warsaw Royston Red Bud Cardinal Parsons	32 24 24 36 40 36 10 56 25 8 32 38	$ 1,280,603 661,436 635,583 1,626,636 631,737 779,837 0 2,595,203 728,009 234,051 79,900 1,071,808 ----------	6.50% 8.00% 6.00% 8.00% 11.00% 0.00% 3.00% 6.50% 6.75% 7.25% 6.50% 8.00%	6,408 4,666 2,109 3,070 56,427 24,929 17,000 12,984 3,009 863 3,392 3,943	50 50 50 50 30 42 10 50 50 50 50 50
$ 10,324,803 ===========

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   GATEWAY TAX CREDIT FUND III, LTD.
                 (A Florida Limited Partnership)
                          By: Raymond James Tax Credit Funds, Inc.

Date: July 13, 2007               By:/s/ Ronald M. Diner
                                  Ronald M. Diner
                                  President, Director

Date: July 13, 2007               By:/s/ J. Davenport Mosby III
                                  J. Davenport Mosby III
                                  Director

Date: July 13, 2007               By:/s/ Jonathan Oorlog
                                  Jonathan Oorlog
                                  Vice President and Chief Financial Officer

Date: July 13, 2007               By:/s/ Sandra C. Humphreys
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

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

Date: July 13, 2007               By:/s/ Ronald M. Diner
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

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

Date: July 13, 2007               By:/s/ Jonathan Oorlog
                                  Jonathan Oorlog
                                  Vice President and Chief Financial Officer
                                  Raymond James Tax Credit Funds, Inc.
                                  (the Managing General Partner)

EXHIBIT 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

        We, each hereby certify to the best of our knowledge that the Annual Report of Form 10-K of Gateway Tax Credit Fund III Ltd. for the year ended March 31, 2007 containing the financial statements fully complies with the requirements of Section 13(a) or 15(d)of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Ronald M. Diner
President
Raymond James Tax Credit Funds, Inc.
(the Managing General Partner)
July 13, 2007

/s/ Jonathan Oorlog
Vice President and Chief Financial Officer
Raymond James Tax Credit Funds, Inc.
(the Managing General Partner)
July 13, 2007