Form 10-Q
period 2007-06-30
GATEWAY TAX CREDIT FUND III LTD
filed 2007-08-17
CIK 881716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended June 30, 2007

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

PART I - Financial Information

Item 1.  Financial Statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEET
SERIES 7	JUNE 30, 2007 ---------- (Unaudited)	MARCH 31, 2007 --------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (10,395 units for Series 7 at June 30, 2007 and March 31, 2007)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  158,622
288,691
-----------
447,313

435,815
-----------
$  883,128
===========

$   55,744
-----------
55,744
-----------

751,751
-----------

166,155
(90,522)
-----------
75,633
-----------
$  883,128
===========

$  179,018
284,519
-----------
463,537

442,787
-----------
$  906,324
===========

$   60,257
-----------
60,257
-----------

730,352
-----------

205,836
(90,121)
-----------
115,715
-----------
$  906,324
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEET
SERIES 8	JUNE 30, 2007 --------- (Unaudited)	MARCH 31, 2007 -------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities
 Accounts Receivable

  Total Current Assets

 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (9,980 units for Series 8 at June 30, 2007 and March 31, 2007)
General Partners

  Total Partners' Deficit

    Total Liabilities and Partners' Deficit

$  106,279
207,867
24,220
-----------
338,366

377,894
-----------
$  716,260
===========

$   46,797
-----------
46,797
-----------

795,931
-----------

(37,578)
(88,890)
-----------
(126,468)
-----------
$  716,260
===========

$  135,130
204,835
24,220
-----------
364,185

377,733
-----------
$  741,918
===========

$   51,149
-----------
51,149
-----------

773,676
-----------

5,547
(88,454)
-----------
(82,907)
-----------
$  741,918
============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEET
SERIES 9	JUNE 30, 2007 --------- (Unaudited)	MARCH 31, 2007 -------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

    Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (6,254 units for Series 9 at June 30, 2007 and March 31, 2007)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$   50,836
172,571
-----------
223,407

42,377
391,772
-----------
$  657,556
===========

$   26,715
-----------
26,715
-----------

490,158
-----------

194,112
(53,429)
-----------
140,683
-----------
$  657,556
===========

$   70,044
170,233
-----------
240,277

41,709
412,287
-----------
$  694,273
===========

$   29,911
-----------
29,911
-----------

477,891
-----------

239,442
(52,971)
-----------
186,471
-----------
$  694,273
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEET
SERIES 10	JUNE 30, 2007 --------- (Unaudited)	MARCH 31, 2007 -------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

    Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (5,043 units for Series 10 at June 30, 2007 and March 31, 2007)
General Partners

  Total Partners' Equity (Deficit)

    Total Liabilities and Partners' Equity

$   27,573
135,760
-----------
163,333

66,084
1,143,309
-----------
$1,372,726
===========

$   29,256
-----------
29,256
-----------

87,151
-----------

1,287,934
(31,615)
-----------
1,256,319
-----------
$1,372,726
===========

$   40,351
133,864
-----------
174,215

64,917
1,159,544
-----------
$1,398,676
===========

$   31,747
-----------
31,747
-----------

78,767
-----------

1,319,459
(31,297)
-----------
1,288,162
-----------
$1,398,676
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEET
SERIES 11	JUNE 30, 2007 --------- (Unaudited)	MARCH 31, 2007 -------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Partners' Equity (Deficit):
Limited Partners (5,127 units for Series 11 at June 30, 2007 and March 31, 2007)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$   43,316
192,989
-----------
236,305

73,343
1,459,367
-----------
$1,769,015
===========

$   38,525
-----------
38,525
-----------

1,759,175
(28,685)
-----------
1,730,490
-----------
$1,769,015
===========

$   53,170
190,291
-----------
243,461

71,973
1,505,978
-----------
$1,821,412
===========

$   34,115
-----------
34,115
-----------

1,815,414
(28,117)
-----------
1,787,297
-----------
$1,821,412
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEET
TOTAL SERIES 7 - 11	JUNE 30, 2007 --------- (Unaudited)	MARCH 31, 2007 -------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities
 Accounts Receivable

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Limited Partners (10,395 units for Series 7, 9,980 for Series 8, 6,254 for Series 9, 5,043 for Series 10 and 5,127 for Series 11 at June 30, 2007 and March 31, 2007)
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$   386,626
997,878
24,220
------------
1,408,724

181,804
3,808,157
-----------
$ 5,398,685
===========

$   197,037
-----------
197,037
-----------

2,124,991
-----------

3,369,798
(293,141)
-----------
3,076,657
-----------
$ 5,398,685
===========

$   477,713
983,742
24,220
-----------
1,485,675

178,599
3,898,329
-----------
$ 5,562,603
===========

$   207,179
-----------
207,179
-----------

2,060,686
-----------

3,585,698
(290,960)
-----------
3,294,738
-----------
$ 5,562,603
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 and 2006
(Unaudited)
SERIES 7	2007 ----	2006 ----

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

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership
Units

Number of Limited Partnership Units
Outstanding

$   15,500
-----------
15,500
-----------

21,399

28,957
4,376
6,535
-----------
61,267
-----------

(45,767)

(437)
6,122
-----------
$  (40,082)
===========

$  (39,681)
(401)
-----------
$  (40,082)
===========

$    (3.82)
===========

10,395
===========

$    4,626
-----------
4,626
-----------

21,509

23,938
2,883
8,721
-----------
57,051
-----------

(52,425)

(8,794)
6,903
-----------
$  (54,316)
===========

$  (53,773)
(543)
-----------
$  (54,316)
===========

$    (5.17)
===========

10,395
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 and 2006
(Unaudited)
SERIES 8	2007 ----	2006 ----

Revenues:
 Distribution Income

 Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Income of Project  Partnerships and Other Income

 Equity in Income of Project Partnerships
 Interest Income

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited
Partnership Units

Number of Limited Partnership Units
Outstanding

$    8,305
-----------
8,305
-----------

22,255

31,927
2,357
3,205
-----------
59,744
-----------

(51,439)

3,366
4,512
-----------
$  (43,561)
===========

$  (43,125)
(436)
-----------
$  (43,561)
===========

$    (4.32)
===========

9,980
===========

$    7,529
-----------
7,529
-----------

22,372

26,393
2,621
3,206
-----------
54,592
-----------

(47,063)

7,220
5,727
-----------
$  (34,116)
===========

$  (33,775)
(341)
-----------
$  (34,116)
===========

$    (3.38)
===========

9,980
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 and 2006
(Unaudited)
SERIES 9	2007 ----	2006 ----

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

Allocation of Net Loss:
 Limited Partners
 General Partners

Net Loss Per Number of Limited Partnership
Units

Number of Limited Partnership Units
Outstanding

$    4,003
-----------
4,003
-----------

12,267

17,820
2,934
3,013
-----------
36,034
-----------

(32,031)

(17,502)
3,745
-----------
$  (45,788)
===========

$  (45,330)
(458)
-----------
$  (45,788)
===========

$    (7.25)
===========

6,254
===========

$    4,809
-----------
4,809
-----------

12,325

14,731
1,220
3,013
-----------
31,289
-----------

(26,480)

(11,605)
4,198
-----------
$  (33,887)
===========

$  (33,548)
(339)
-----------
$  (33,887)
===========

$    (5.36)
===========

6,254
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 and 2006
(Unaudited)
SERIES 10	2007 ----	2006 ----

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
-----------
1,380
-----------

8,384

11,137
1,705
6,026
-----------
27,252
-----------

(25,872)

(9,459)
3,488
-----------
$  (31,843)
===========

$  (31,525)
(318)
-----------
$  (31,843)
===========

$    (6.25)
===========

5,043
===========

$    1,381
-----------
1,381
-----------

8,420

9,207
1,445
6,027
-----------
25,099
-----------

(23,718)

(9,512)
3,690
-----------
$  (29,540)
===========

$  (29,245)
(295)
-----------
$  (29,540)
===========

$    (5.80)
===========

5,043
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 and 2006
(Unaudited)
SERIES 11	2007 ----	2006 ----

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
-----------
2,182
-----------

6,938

8,910
1,958
8,374
-----------
26,180
-----------

(23,998)

(37,437)
4,628
-----------
$  (56,807)
===========

$  (56,239)
(568)
-----------
$  (56,807)
===========

$   (10.97)
===========

5,127
===========

$        0
-----------
0
-----------

6,938

7,365
933
8,374
-----------
23,610
-----------

(23,610)

15,180
4,680
-----------
$   (3,750)
===========

$   (3,712)
(38)
-----------
$   (3,750)
===========

$     (.72)
===========

5,127
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 and 2006
(Unaudited)
TOTAL SERIES 7 - 11	2007 ----	2006 ----

Revenues:
 Distribution Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project
 Partnerships and Other Income

 Equity in Losses of Project Partnerships
 Interest Income

Net Loss

Allocation of Net Loss:
 Limited Partners
 General Partners

$   31,370
-----------
31,370
-----------

71,243

98,751
13,330
27,153
-----------
210,477
-----------

(179,107)

(61,469)
22,495
-----------
$ (218,081)
===========

$ (215,900)
(2,181)
-----------
$ (218,081)
===========

$   18,345
-----------
18,345
-----------

71,564

81,634
9,102
29,341
-----------
191,641
-----------

(173,296)

(7,511)
25,198
-----------
$ (155,609)
===========

$ (154,053)
(1,556)
-----------
$ (155,609)
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006:
(Unaudited)
SERIES 7	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2006 Net Loss Balance at June 30, 2006 Balance at March 31, 2007 Net Loss Balance at June 30, 2007	$ 568,818 (53,773) ------------ $ 515,045 ============ $ 205,836 (39,681) ------------ $ 166,155 ============	$ (86,455) (543) ----------- $ (86,998) =========== $ (90,121) (401) ------------ $ (90,522) ============	$ 482,363 (54,316) ----------- $ 428,047 ============ $ 115,715 (40,082) ------------ $ 75,633 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006:
(Unaudited)
SERIES 8	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2006 Net Loss Balance at June 30, 2006 Balance at March 31, 2007 Net Loss Balance at June 30, 2007	$ 243,770 (33,775) ------------ $ 209,995 ============ $ 5,547 (43,125) ------------ $ (37,578) ============	$ (86,048) (341) ----------- $ (86,389) =========== $ (88,454) (436) ----------- $ (88,890) ===========	$ 157,722 (34,116) ----------- $ 123,606 ============ $ (82,907) (43,561) ------------ $ (126,468) ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006:
(Unaudited)
SERIES 9	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2006 Net Loss Balance at June 30, 2006 Balance at March 31, 2007 Net Loss Balance at June 30, 2007	$ 485,089 (33,548) ------------ $ 451,541 ============ $ 239,442 (45,330) ------------ $ 194,112 ============	$ (50,490) (339) ----------- $ (50,829) =========== $ (52,971) (458) ------------ $ (53,429) ============	$ 434,599 (33,887) ------------ $ 400,712 ============ $ 186,471 (45,788) ------------ $ 140,683 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006:
(Unaudited)
SERIES 10	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2006 Net Loss Balance at June 30, 2006 Balance at March 31, 2007 Net Loss Balance at June 30, 2007	$ 1,578,554 (29,245) ------------ $ 1,549,309 ============ $ 1,319,459 (31,525) ------------ $ 1,287,934 ============	$ (28,680) (295) ----------- $ (28,975) =========== $ (31,297) (318) ------------ $ (31,615) ============	$ 1,549,874 (29,540) ------------ $ 1,520,334 ============ $ 1,288,162 (31,843) ------------ $ 1,256,319 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006:
(Unaudited)
SERIES 11	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2006 Net Loss Balance at June 30, 2006 Balance March 31, 2007 Net Loss Balance at June 30, 2007	$ 2,281,421 (3,712) ------------ $ 2,277,709 ============ $ 1,815,414 (56,239) ------------ $1,759,175 ============	$ (23,410) (38) ----------- $ (23,448) =========== $ (28,117) (568) ------------ $ (28,685) ============	$ 2,258,011 (3,750) ----------- $ 2,254,261 ============ $ 1,787,297 (56,807) ------------ $ 1,730,490 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006:
(Unaudited)
TOTAL SERIES 7 - 11	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2006 Net Loss Balance at June 30, 2006 Balance at March 31, 2007 Net Loss Balance at June 30, 2007	$ 5,157,652 (154,053) ------------ $ 5,003,599 ============ $ 3,585,698 (215,900) ------------ $ 3,369,798 ============	$ (275,083) (1,556) ----------- $ (276,639) =========== $ (290,960) (2,181) ------------ $ (293,141) ============	$ 4,882,569 (155,609) ----------- $ 4,726,960 ============ $ 3,294,738 (218,081) ------------ $ 3,076,657 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 and 2006
(Unaudited)
SERIES 7 --------	2007 ----	2006 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss to Net
  Cash Used in Operating Activities:
   Amortization
   Accreted Interest Income on Investments
   in Securities
   Accreted Discount on Investments in    Securities
   Equity in Losses of Project Partnerships
   Distribution Income
   Changes in Operating Assets and Liabilities:
    Increase in Interest Receivable
    Increase in Payable to General Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
 Distributions Received from Project
 Partnerships

     Net Cash Provided by Investing
     Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of
Year

Cash and Cash Equivalents at End of Period

	$ (40,082) 6,535 (1,516) (822) 437 (15,500) (1,834) 16,886 ---------- (35,896) ---------- 15,500 ---------- 15,500 ---------- (20,396) 179,018 ---------- $ 158,622 ===========	$ (54,316) 8,721 (2,821) 0 8,794 (4,626) 0 15,493 ---------- (28,755) ---------- 8,812 ---------- 8,812 ---------- (19,943) 394,030 ---------- $ 374,087 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 and 2006
(Unaudited)
SERIES 8 --------	2007 ----	2006 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss to Net
  Cash Used In Operating Activities:
   Amortization
   Accreted Interest Income on Investments
   in Securities
   Accreted Discount on Investment in Securities
   Equity in Income of Project Partnerships
   Distribution Income
   Changes in Operating Assets and Liabilities:
    Increase in Interest Receivable
    Increase in Payable to General Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
 Distributions Received from Project
 Partnerships

     Net Cash Provided by Investing Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of
Year

Cash and Cash Equivalents at End of Period

	$ (43,561) 3,205 (1,369) (515) (3,366) (8,305) (1,148) 17,903 ---------- (37,156) ---------- 8,305 ---------- 8,305 ---------- (28,851) 135,130 ----------- $ 106,279 ===========	$ (34,116) 3,206 (2,549) 0 (7,220) (7,529) 0 15,753 ---------- (32,455) ---------- 10,487 ---------- 10,487 ---------- (21,968) 309,318 ----------- $ 287,350 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 and 2006
(Unaudited)
SERIES 9 --------	2007 ----	2006 ----

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

Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships

     Net Cash Provided by Investing Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of
Year

Cash and Cash Equivalents at End of Period

	$ (45,788) 3,013 (1,344) (514) 17,502 (4,003) (1,148) 9,071 ---------- (23,211) ---------- 4,003 ---------- 4,003 ---------- (19,208) 70,044 ---------- $ 50,836 ===========	$ (33,887) 3,013 (1,898) 0 11,605 (4,809) 0 7,991 ---------- (17,985) ---------- 5,409 ---------- 5,409 ---------- (12,576) 222,993 ---------- $ 210,417 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 and 2006
(Unaudited)
SERIES 10 --------	2007 ----	2006 ----

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

Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships

     Net Cash Provided by Investing Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of
Year

Cash and Cash Equivalents at End of Period

	$ (31,843) 6,026 (1,741) (409) 9,459 (1,380) (913) 5,893 ---------- (14,908) ---------- 2,130 ---------- 2,130 ---------- (12,778) 40,351 ---------- $ 27,573 ===========	$ (29,540) 6,027 (2,156) 0 9,512 (1,381) 0 5,217 ---------- (12,321) --------- 8,157 ---------- 8,157 ---------- (4,164) 144,697 ---------- $ 140,533 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 and 2006
(Unaudited)
SERIES 11 --------	2007 ----	2006 ----

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

Cash Flows from Investing Activities:
   Distributions Received from Project
   Partnerships

     Net Cash Provided by Investing Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of
Year

Cash and Cash Equivalents at End of Period

	$ (56,807) 8,374 (2,079) (615) 37,437 (2,182) (1,374) 4,410 ---------- (12,836) ---------- 2,982 ---------- 2,982 ---------- (9,854) 53,170 ---------- $ 43,316 ===========	$ (3,750) 8,374 (2,595) 0 (15,180) 0 0 (3,288) ---------- (16,439) ---------- 1,787 ---------- 1,787 ---------- (14,652) 207,490 ---------- $ 192,838 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 and 2006
(Unaudited)
TOTAL SERIES 7 - 11 -------------------	2007 ----	2006 ----

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

Cash Flows from Investing Activities:
   Distributions Received from Project
   Partnerships

     Net Cash Provided by Investing Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of
Year

Cash and Cash Equivalents at End of Period

	$ (218,081) 27,153 (8,049) (2,875) 61,469 (31,370) (6,417) 54,163 ---------- (124,007) ---------- 32,920 ---------- 32,920 ---------- (91,087) 477,713 ---------- $ 386,626 ===========	$ (155,609) 29,341 (12,019) 0 7,511 (18,345) 0 41,166 ---------- (107,955) ---------- 34,652 ---------- 34,652 ---------- (73,303) 1,278,528 ---------- $1,205,225 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

NOTE 1 - ORGANIZATION:

   Gateway Tax Credit Fund III Ltd. ("Gateway"), a Florida Limited Partnership, was formed October 17, 1991 under the laws of Florida. Gateway offered its limited partnership interests in Series ("Series"). The first Series for Gateway is Series 7. Operations commenced on July 16, 1992 for Series 7, January 4, 1993 for Series 8, September 30, 1993 for Series 9, January 21, 1994 for Series 10 and April 29, 1994 for Series 11. Each Series invests, as a limited partner, in other limited partnerships ("Project Partnerships"), each of which owns and operates apartment complexes eligible for Low-Income Housing Tax Credits ("Tax Credits"), provided for in Section 42 of the Internal Revenue Code of 1986. Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the limited partnership agreement (the "Agreement"). As of June 30, 2007, Gateway had received capital contributions of $1,000 from the General Partners and $36,799,000 from the investor Limited Partners.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

   Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss. No impairment loss has been recognized in the accompanying financial statements for the three-month period ended June 30, 2007. For the fiscal year ended March 31, 2007, impairment expense was recognized in the Statement of Operations in the following Series and in the following amounts: Series 7 - $76,196, Series 10 - $46,129, Series 11 - $345,321. The total impairment expense for all Series in Gateway for fiscal year 2007 was $467,646. Refer to Note 5 - Investment in Project Partnerships for further details regarding the components of the Investment in Project Partnership balance.

   Gateway, as a limited partner in the Project Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance and continued eligibility of Tax Credits. If the cost of operating a property exceeds the rental income earned thereon, Gateway may deem it in its best interest to voluntarily provide funds in order to protect its investment. Gateway does not guarantee any of the mortgages or other debt of the Project Partnerships. No such funding to Project Partnerships occurred during the three months ended June 30, 2007.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

Investment in Securities

   Gateway applies Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FAS 115"). Under FAS 115, Gateway is required to categorize its debt securities as held-to-maturity, available-for-sale or trading securities, dependent upon Gateway's intent in holding the securities. Gateway's intent is to hold all of its debt securities, which are comprised of U.S. Government Security Strips and U.S. Treasury Notes (collectively the "Gateway Securities"), until maturity and to use these investments to fund Gateway's ongoing operations. Interest income is recognized ratably on the Gateway Securities using the effective yield to maturity. The Gateway Securities are carried at amortized cost, which approximates market value, and are adjusted for amortization of premiums and accretion of discounts to maturity. Such adjustments are included in interest income.

Income Taxes

   No provision for income taxes has been made in these financial statements, as income taxes are a liability of the partners rather than of Gateway.

Variable Interest Entities

   In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" which was subsequently revised in December 2003. Gateway has adopted FIN 46 and applied its requirements to all Project Partnerships in which Gateway holds an interest. Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics, (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE. The primary beneficiary, as is applicable to Gateway's circumstances, is the party in the Project Partnership equity group that is most closely associated with the Project Partnership.

   Gateway holds variable interests in 128 VIE's, which consist of Project Partnerships, of which Gateway is not the primary beneficiary. Five of Gateway's Project Partnership investments were determined not to be VIE's. Gateway's maximum exposure to loss as a result of its involvement with unconsolidated VIE's is limited to Gateway's recorded investments in and receivables from those VIE's, which is $3,808,157 at June 30, 2007. Gateway may be subject to additional losses to the extent of any financial support that Gateway voluntarily provides to those Project Partnerships in the future.

Basis of Preparation

   The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with Gateway's report on Form 10-K for the year ended March 31, 2007. In the opinion of management these financial statements include adjustments, consisting only of normal recurring adjustments, necessary to fairly summarize Gateway's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

NOTE 3 - INVESTMENT IN SECURITIES:

   The June 30, 2007 Balance Sheet includes Gateway Securities at cost, plus accreted interest income or accreted discounts in the case of U.S. Treasury Notes, as applicable, of $61,585 for Series 7, $54,197 for Series 8, $53,813 for Series 9, $64,083 for Series 10 and $75,207 for Series 11. The Gateway Securities are commonly held in a brokerage account maintained at Raymond James and Associates, Inc., an affiliate of the General Partners. A separate accounting is maintained for each Series' share of the investments.
	Estimated Market Value ----------------	Cost Plus Accreted Interest and Accreted Discounts ----------------	Gross Unrealized Gains and (Losses) ----------------
Series 7	$ 286,510	$ 288,691	$ (2,181)
Series 8	206,626	207,867	(1,241)
Series 9	214,195	214,948	(753)
Series 10	202,632	201,844	788
Series 11	268,541	266,332	2,209

   As of June 30, 2007, the cost and accreted interest discount of debt securities by contractual maturities is as follows:
	Series 7 --------	Series 8 --------	Series 9 --------
Due within 1 year	$ 288,691	$ 207,867	$ 172,571
After 1 year through 5 years	0	0	42,377
	---------	---------	---------
Total Amount Carried on Balance Sheet	$ 288,691 =========	$ 207,867 =========	$ 214,948 =========

	Series 10 --------	Series 11 --------	Total --------
Due within 1 year	$ 135,760	$ 192,989	$ 997,878
After 1 year through 5 years	66,084	73,343	181,804
	---------	---------	---------
Total Amount Carried on Balance Sheet	$ 201,844 =========	$ 266,332 =========	$1,179,682 ==========

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

   For the three months ended June 30, 2007 and 2006, the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

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

                           2007             2006
                          -----             -----
  Series 7              $ 21,399         $ 21,509
  Series 8                22,255           22,372
  Series 9                12,267           12,325
  Series 10                8,384            8,420
  Series 11                6,938             6,938
                        --------         --------
  Total                 $ 71,243         $ 71,564
                        ========          ========

   General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statement of Operations.

                           2007             2006
                           -----            -----
  Series 7             $  28,957        $  23,938
  Series 8                31,927           26,393
  Series 9                17,820           14,731
  Series 10               11,137            9,207
  Series 11                8,910            7,365
                        --------         --------
  Total                 $ 98,751          $ 81,634
                        ========         ========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

SERIES 7

   As of June 30, 2007, Gateway had acquired a 99% interest in the profits, losses and Tax Credits as a limited partner in 39 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in the 39 Project Partnerships as of:

JUNE 30, 2007 ------------	MARCH 31, 2007 ------------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

 Reserve for Impairment of Investment in  Project Partnership

Investments in Project Partnerships

$ 7,732,089 (7,303,455) (254,317) ----------- 174,317 793,335 (262,446) (269,391) ----------- $ 435,815 ============	$ 7,732,089 (7,303,018) (254,317) ----------- 174,754 793,335 (255,911) (269,391) ----------- $ 442,787 ============

(1) In accordance with Gateway's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $5,458,284 for the period ended June 30, 2007 and cumulative suspended losses of $5,388,453 for the year ended March 31, 2007 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 8

   As of June 30, 2007, Gateway had acquired a 99% interest in the profits, losses and Tax Credits as a limited partner in 43 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in the 43 Project Partnerships as of:
JUNE 30, 2007 ------------	MARCH 31, 2007 ------------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

$ 7,586,105 (7,427,000) (183,684) ----------- (24,579) 549,773 (147,300) ----------- $ 377,894 ============	$ 7,586,105 (7,430,366) (183,684) ----------- (27,945) 549,773 (144,095) ----------- $ 377,733 ============

(1) In accordance with Gateway's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $6,282,565 for the period ended June 30, 2007 and cumulative suspended losses of $6,190,831 for the year ended March 31, 2007 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 9

   As of June 30, 2007, Gateway had acquired a 99% interest in the profits, losses and Tax Credits as a limited partner in 24 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in the 24 Project Partnerships as of:
JUNE 30, 2007 ------------	MARCH 31, 2007 ------------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

 Reserve for Impairment of Investment in  Project Partnership

Investments in Project Partnerships

$ 4,914,116 (4,395,493) (156,970) ----------- 361,653 244,087 (86,436) (127,532) ----------- $ 391,772 ============	$ 4,914,116 (4,377,991) (156,970) ----------- 379,155 244,087 (83,423) (127,532) ----------- $ 412,287 ============

(1) In accordance with Gateway's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $2,093,817 for the period ended June 30, 2007 and cumulative suspended losses of $2,054,048 for the year ended March 31, 2007 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 10

   As of June 30, 2007, Gateway had acquired a 99% interest in the profits, losses and Tax Credits as a limited partner in 15 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in the 15 Project Partnerships as of:
JUNE 30, 2007 ------------	MARCH 31, 2007 ------------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

 Reserve for Impairment of Investment in  Project Partnership

Investments in Project Partnerships

$ 3,914,672 (2,441,726) (210,118) ----------- 1,262,828 196,738 (113,434) (202,823) ----------- $ 1,143,309 ============	$ 3,914,672 (2,432,267) (209,368) ----------- 1,273,037 196,738 (107,408) (202,823) ----------- $ 1,159,544 ============

(1) In accordance with Gateway's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $425,392 for the period ended June 30, 2007 and cumulative suspended losses of $421,709 for the year ended March 31, 2007 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 11

   As of June 30, 2007, Gateway had acquired a 99% interest in the profits, losses and Tax Credits as a limited partner in 12 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in the 12 Project Partnerships as of:
JUNE 30, 2007 ------------	MARCH 31, 2007 ------------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

 Reserve for Impairment of Investment in  Project Partnership

Investments in Project Partnerships

$ 4,128,042 (1,674,581) (181,937) ----------- 2,271,524 290,335 (156,369) (946,123) ----------- $ 1,459,367 ============	$ 4,128,042 (1,637,144) (181,137) ----------- 2,309,761 290,335 (147,995) (946,123) ----------- $ 1,505,978 ============

(1) In accordance with Gateway's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $978,453 for the period June 30, 2007 and cumulative suspended losses of $941,227 for the year ended March 31, 2007 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

TOTAL SERIES 7 - 11

   The following is a summary of Investments in Project Partnerships as of:
JUNE 30, 2007 ------------	MARCH 31, 2007 ------------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

 Reserve for Impairment of Investment in  Project Partnership

Investments in Project Partnerships

$ 28,275,024 (23,242,255) (987,026) ----------- 4,045,743 2,074,268 (765,985) (1,545,869) ----------- $ 3,808,157 ============	$ 28,275,024 (23,180,786) (985,476) ------------ 4,108,762 2,074,268 (738,832) (1,545,869) ------------ $ 3,898,329 =============

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 7

   In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three-month lag, below is the summarized balance sheets for the Series' Project Partnerships as of March 31 and the summarized statements of operations for the three months ended March 31 of each year:
2007 -----	2006 -----

SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners' Deficit:
  Current liabilities
  Long-term debt

    Total liabilities

Partners' deficit
  Limited Partner
  General Partners

    Total Partners' deficit

    Total liabilities and partners' deficit

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net loss

Other partners' share of net loss

Gateway's share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 4,611,007
25,628,761
27,854
------------
$30,267,622
============

$   746,549
35,419,494
------------
36,166,043
------------

(5,488,527)
(409,894)
------------
(5,898,421)
------------
$30,267,622
============

$ 1,356,343
------------
869,287
189,228
368,806
------------
1,427,321
------------
$   (70,978)
============
$      (710)
============
$   (70,268)
69,831
------------
$      (437)
============

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
============

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 8 (1)

   In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three-month lag, below is the summarized balance sheets for the Series' Project Partnerships as of March 31 and the summarized statements of operations for the three months ended March 31 of each year:
2007 -----	2006 -----

SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners' Deficit:
  Current liabilities
  Long-term debt

    Total liabilities

Partners' deficit
  Limited Partner
  General Partners

    Total Partners' deficit

    Total liabilities and partners' deficit

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net loss

Other partners' share of net loss

Gateway's share of net loss
Suspended losses

Equity in Income of Project Partnerships

$ 4,528,600
26,907,202
54,160
------------
$31,489,962
============

$ 1,132,902
37,297,268
------------
38,430,170
------------

(6,191,107)
(749,101)
------------
(6,940,208)
------------
$31,489,962
============

$ 1,348,808
------------
856,150
203,648
378,946
------------
1,438,744
------------
$   (89,936)
============
$    (1,568)
============
$   (88,368)
91,734
------------
$     3,366
============

$ 4,183,619
28,271,381
23,720
------------
$32,478,720
============

$ 1,152,589
37,532,816
------------
38,685,405
------------

(5,498,091)
(708,594)
------------
(6,206,685)
------------
$32,478,720
============

$ 1,319,978
-----------
819,121
207,697
371,398
------------
1,398,216
------------
$   (78,238)
============
$    (1,605)
============
$   (76,633)
83,853
------------
$     7,220
============

(1)  As discussed in Note 4, an affiliate of the General Partner (Value Partners, Inc.) is the operating general partner in one of the Project Partnerships included above (Logan Heights). The Logan Heights Project Partnership is not consolidated in Gateway's financial statements as Gateway's investment in Logan Heights is accounted for under the equity method. The information below is included for related party disclosure purposes. The Project Partnership's financial information for the periods ending March 2007 and March 2006 is as follows:
	March 2007	March 2006
Total Assets	$ 525,316	$ 575,107
Total Liabilities	811,929	821,138
Gateway Deficit	(169,918)	(129,742)
Other Partner's Deficit	(116,695)	(116,289)
Total Revenue	26,850	28,302
Net Loss	$ (1,369)	$ (3,471)

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 9

   In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three-month lag, below is the summarized balance sheets for the Series' Project Partnerships as of March 31 and the summarized statements of operations for the three months ended March 31 of each year:
2007 -----	2006 -----

SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners' Deficit:
  Current liabilities
  Long-term debt

    Total liabilities

Partners' deficit
  Limited Partner
  General Partners

    Total Partners' deficit

    Total liabilities and partners' deficit

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net loss

Other partners' share of net loss

Gateway's share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 2,304,701
15,606,717
7,263
------------
$17,918,681
============

$   254,953
19,818,860
------------
20,073,813
------------

(1,791,080)
(364,052)
------------
(2,155,132)
------------
$17,918,681
============

$   681,993
------------
441,464
119,369
193,732
------------
754,565
------------
$   (72,572)
============
$   (15,301)
============
$   (57,271)
39,769
------------
$   (17,502)
============

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
============

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 10

   In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three-month lag, below is the summarized balance sheets for the Series' Project Partnerships as of March 31 and the summarized statements of operations for the three months ended March 31 of each year:
2007 -----	2006 -----

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

Other partners' share of net loss

Gateway's share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 1,925,016
11,774,878
7,600
------------
$13,707,494
============

$   321,519
12,982,207
------------
13,303,726
------------

830,704
(426,936)
------------
403,768
------------
$13,707,494
============

$   463,465
------------
303,387
56,977
116,491
------------
476,855
------------
$   (13,390)
============
$      (248)
============
$   (13,142)
3,683
------------
$    (9,459)
============

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
============

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 11

   In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three-month lag, below is the summarized balance sheets for the Series' Project Partnerships as of March 31 and the summarized statements of operations for the three months ended March 31 of each year:
2007 -----	2006 -----

SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners' Equity:
  Current liabilities
  Long-term debt

    Total liabilities

Partners' equity (deficit)
  Limited Partner
  General Partners

    Total Partners' equity

    Total liabilities and partners' equity

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net loss

Other partners' share of net loss

Gateway's share of net loss
Suspended losses

Equity in Income (Losses) of Project
Partnerships

$ 1,141,608
10,184,191
269,696
------------
$11,595,495
============

$   290,098
10,310,418
------------
10,600,516
------------

1,300,507
(305,528)
------------
994,979
------------
$11,595,495
============

$   410,166
------------
309,635
53,194
124,385
------------487,214
------------
$   (77,048)
============
$    (2,385)
============
$   (74,663)
37,226
------------

$   (37,437)
============

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
============

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

TOTAL SERIES 7 - 11

   In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three-month lag, below is the summarized balance sheets for the Series' Project Partnerships as of March 31 and the summarized statements of operations for the three months ended March 31 of each year:
2007 -----	2006 -----

SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners' Deficit:
  Current liabilities
  Long-term debt

    Total liabilities

Partners' deficit
  Limited Partner
  General Partners

    Total Partners' deficit

    Total liabilities and partners' deficit

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net loss

Other partners' share of net loss

Gateway's share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 14,510,932
90,101,749
366,573
------------
$104,979,254
============

$  2,746,021
115,828,247
------------
118,574,268
------------

(11,339,503)
(2,255,511)
------------
(13,595,014)
------------
$104,979,254
============

$  4,260,775
------------
2,779,923
622,416
1,182,360
------------
4,584,699
------------
$   (323,924)
============
$    (20,212)
============
$   (303,712)
242,243
------------
$    (61,469)
============

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

   Distribution income arises from any cash distributions received from Project Partnerships which have a zero investment balance for financial reporting purposes. Distribution income increased from $18,345 for the three months ended June 30, 2006 to $31,370 for the three months ended June 30, 2007 (an increase of $13,025, or 71%). Distribution income will increase as more Project Partnership investment balances reach zero on Gateway's books. Interest income decreased from $25,198 for the three months ended June 30, 2006 to $22,495 for the three months ended June 30, 2007 (a decrease of $2,703, or 11%). The decrease is a result of the decrease in Cash and Investment in Securities as compared to the prior year quarter. Equity in Losses of Project Partnerships increased from $7,511 for the three months ended June 30, 2006 to $61,469 for the three months ended June 30, 2007. The increase in Equity in Losses of Project Partnerships is a result of a greater increase in operating costs than in rental revenue of the Project Partnerships.

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

   Total expenses of Gateway were $210,477 for the three months ended June 30, 2007, an increase of $18,836 as compared to the three months ended June 30, 2006 total expenses of $191,641. The increase for the three months ended June 30, 2007 results from increases in the expense of the General Partner in administering the business of Gateway.

   The sources of funds to pay the expenses of Gateway are cash and cash equivalents and short-term investments which are comprised of U.S. Treasury Security Strips ("Zero Coupon Treasuries") and U.S Treasury Notes along with the interest earnings thereon, which were purchased with funds set aside for this purpose, and cash distributed to the Series from the operations of the Project Partnerships. Due to the rent limitations applicable to the Project Partnerships projects as a result of their qualifying for Low-Income Housing Tax Credits, Gateway does not expect there to be a significant increases in future rental income of the Project Partnerships. Therefore, cash distributions from the operations of the Project Partnerships are not expected to increase. Management believes these sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   The financial performance of each respective Series is summarized as follows:

   Series 7 - Gateway closed this series on October 16, 1992 after receiving $10,395,000 from 635 Limited Partner investors. Equity in Losses of Project Partnerships decreased $8,357 to $437 for the three months ended June 30, 2007, as compared to $8,794 for the three months ended June 30, 2006. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued):

amortization. (These Project Partnerships reported depreciation and amortization of $368,806 and $368,230 for the three months ended March 31, 2007 and 2006, respectively.) As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes until the year of disposition. Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits that meet projections.

   At June 30, 2007, the Series had $158,622 of short-term investments (Cash and Cash Equivalents). Series 7 also had $82,276 in Zero Coupon Treasuries with annual maturities providing $86,000 in the current fiscal year. In addition, the Series had $206,415 in U.S. Treasury Notes with a maturity value of $203,000 at June 30, 2007. Management believes these sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $40,082 for the three months ended June 30, 2007. However, after considering the Equity in Losses of Project Partnerships of $437 and the changes in operating assets and liabilities, net cash used in operating activities was $35,896. Cash provided by investing activities totaled $15,500, consisting of cash distributions from the Project Partnerships.

   Series 8 - Gateway closed this Series on June 28, 1993 after receiving $9,980,000 from 664 Limited Partner investors. Equity in Income of Project Partnerships decreased $3,854 to $3,366 for the three months ended June 30, 2007, as compared to $7,220 for the three months ended June 30, 2006. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. (These Project Partnerships reported depreciation and amortization of $378,946 and $371,398 for the three months ended March 31, 2007 and 2006, respectively). Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits that met projections.

   At June 30, 2007, the Series had $106,279 of short-term investments (Cash and Cash Equivalents). Series 8 also had $78,565 in Zero Coupon Treasuries with annual maturities providing $82,000 in the current fiscal year. In addition, the Series had $129,302 in U.S. Treasury Notes with a maturity value of $127,000 at June 30, 2007. Management believes the sources of funds are sufficient to meet the current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $43,561 for the three months ended June 30, 2007. However, after considering the Equity in Income of Project Partnerships of $3,366 and the changes in operating assets and liabilities, net cash used in operating activities was $37,156. Cash provided by investing activities totaled $8,305, consisting of cash distributions from the Project Partnerships.

   Series 9 - Gateway closed this Series on September 30, 1993 after receiving $6,254,000 from 406 Limited Partner investors. Equity in Losses of Project Partnerships increased $5,879 to $17,502 for the three months ended June 30, 2007, as compared to $11,605 for the three months ended June 30, 2006. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. (These Project Partnerships reported depreciation and amortization of $193,732 and $191,966 for the three months ended March 31, 2007 and 2006, respectively.) Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits that met projections.

   At June 30, 2007, the Series had $50,836 of short-term investments (Cash and Cash Equivalents). Series 9 also had $85,646 in Zero Coupon Treasuries with annual maturities providing $45,000 in the current fiscal year and $47,000 in fiscal year 2009. In addition, the Series had $129,302 in U.S. Treasury Notes with a maturity value of $127,000 at June 30, 2007. Management believes the

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued):

sources of funds are sufficient to meet the current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $45,788 for the three months ended June 30, 2007. However, after considering the Equity in Losses of Project Partnerships of $17,502 and the changes in operating assets and liabilities, net cash used in operating activities was $23,211. Cash provided by investing activities totaled $4,003, consisting of cash distributions from the Project Partnerships.

   Series 10 - Gateway closed this Series on January 21, 1994 after receiving $5,043,000 from 325 Limited Partner investors. Equity in Losses of Project Partnerships decreased $53 to $9,459 for the three months ended June 30, 2007, as compared to $9,512 for the three months ended June 30, 2006. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. (These Project Partnerships reported depreciation and amortization of $116,491 and $116,473 for the three months ended March 31, 2007 and 2006, respectively.) Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits that met projections.

   At June 30, 2007, the Series had $27,573 of short-term investments (Cash and Cash Equivalents). Series 10 also had $99,013 in Zero Coupon Treasuries with annual maturities providing $34,000 in the current fiscal year, $36,000 in fiscal year 2009, and $40,000 in fiscal year 2010. In addition, the Series had $102,831 in U.S. Treasury Notes with a maturity value of $101,000 at June 30, 2007. Management believes the sources of funds are sufficient to meet the current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $31,843 for the three months ended June 30, 2007. However, after considering the Equity in Losses of Project Partnerships of $9,459 and the changes in operating assets and liabilities, net cash used in operating activities was $14,908. Cash provided by investing activities totaled $2,130, consisting of cash distributions from the Project Partnerships.

   Series 11 - Gateway closed this Series on April 29, 1994 after receiving $5,127,000 from 330 Limited investors. Equity in Losses of Project Partnerships increased $52,617 to $37,437 for the three months ended June 30, 2007, as compared to income of $15,180 for the three months ended June 30, 2006. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. (These Project Partnerships reported depreciation and amortization of $124,385 and $126,330 for the three months ended March 31, 2007 and 2006, respectively.) Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits that met projections.

   At June 30, 2007, the Series had $43,316 of short-term investments (Cash and Cash Equivalents). Series 11 also had $111,577 in Zero Coupon Treasuries with annual maturities providing $40,000 in the current fiscal year, $42,000 in fiscal year 2009, $44,000 in fiscal year 2010. In addition, the Series had $154,755 in U.S. Treasury Notes with a maturity value of $152,000 at June 30, 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $56,807 for the three months ended June 30, 2007. However, after considering the Equity in Losses of Project Partnerships of $37,437 and the changes in operating assets and liabilities, net cash used in operating activities was $12,836. Cash provided by investing activities totaled $2,982, consisting of cash distributions from Project Partnerships.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued):

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

Item 4.  Controls and Procedures:

   Within 90 days prior to the filing of this report, under the supervision and with the participation of Gateway's management, including the Managing General Partner's chief executive and chief financial officers, an evaluation of the effectiveness of Gateway's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) was performed. Based on this evaluation, such officers have concluded that Gateway's disclosure controls and procedures were effective as of the date of that evaluation in alerting them in a timely manner to material information relating to Gateway required to be included in this report and Gateway's other reports that it files or submits under the Securities Exchange Act of 1934. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 4T.  Controls and Procedures:

   Not applicable to Gateway.

PART II - Other Information

Item 1.  Legal Proceedings:

   None.

Item 1A.  Risk Factors:

   No material changes for those previously reported on Gateway's March 31, 2007    Form 10-K.

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

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  GATEWAY TAX CREDIT FUND III, LTD.
                                  (A Florida Limited Partnership)
                                  By: Raymond James Tax Credit Funds, Inc.
                                      (Managing General Partner)

Date: August 17, 2007             By:/s/ Ronald M. Diner
                                  Ronald M. Diner
                                  President, Director

Date: August 17, 2007             By:/s/ Jonathan Oorlog
                                  Jonathan Oorlog
                                  Vice President and Chief Financial Officer

Date: August 17, 2007             By:/s/ Sandra C. Humphreys
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

Date: August 17, 2007            By:/s/ Ronald M. Diner
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

Date: August 17, 2007            By:/s/ Jonathan Oorlog
                                 Jonathan Oorlog
                                 Vice President and Chief Financial Officer
                                 Raymond James Tax Credit Funds, Inc.
                                 (Managing General Partner)

EXHIBIT 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Gateway Tax Credit Fund III, Ltd.; ("Gateway") on Form 10-Q for the period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to our knowledge:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/ Ronald M. Diner
Ronald M. Diner
President
Raymond James Tax Credit Funds, Inc.
(Managing General Partner)
August 17, 2007

/s/ Jonathan Oorlog
Jonathan Oorlog
Vice President and Chief Financial Officer
Raymond James Tax Credit Funds, Inc.
(Managing General Partner)
August 17, 2007