Form 10-Q
period 2007-09-30
GATEWAY TAX CREDIT FUND III LTD
filed 2007-11-14
CIK 881716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______________________to_______________________

Commission File Number:          0-21762

Gateway Tax Credit Fund III Ltd.
(Exact name of Registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	59-3090386 (IRS Employer No.)

880 Carillon Parkway (Address of principal executive offices)	St. Petersburg, Florida 33716 (Zip Code)

Registrant's Telephone Number, Including Area Code:	(727) 567-1000

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES X	NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

PART I – Financial Information

Item 1. Financial Statements:

Balance of this page intentionally left blank.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

BALANCE SHEETS

	SERIES 7		SERIES 8		SERIES 9
	September 30,	March 31,	September 30,	March 31,	September 30,	March 31,
	2007	2007	2007	2007	2007	2007
ASSETS	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)
Current Assets:
Cash and Cash Equivalents	$125,477	$179,018	$121,337	$135,130	$53,298	$70,044
Investments in Securities	286,610	284,519	156,003	204,835	145,349	170,233
Receivable - Other	-	-	24,220	24,220	-	-
Total Current Assets	412,087	463,537	301,560	364,185	198,647	240,277

Investments in Securities	-	-	-	-	43,056	41,709
Investments in Project Partnerships, Net	423,940	442,787	364,657	377,733	365,675	412,287
Total Assets	$836,027	$906,324	$666,217	$741,918	$607,378	$694,273

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
Payable to General Partners	$59,373	$60,257	$53,040	$51,149	$28,989	$29,911

Total Current Liabilities	59,373	60,257	53,040	51,149	28,989	29,911

Long-Term Liabilities:
Payable to General Partners	773,150	730,352	818,186	773,676	502,424	477,891

Partners' Equity (Deficit):
Limited Partners - 10,395, 9,980, and 6,254
units for Series 7, 8, and 9, respectively,
at September 30, 2007 and March 31, 2007	94,747	205,836	(115,334)	5,547	130,041	239,442
General Partners	(91,243)	(90,121)	(89,675)	(88,454)	(54,076)	(52,971)

Total Partners' Equity (Deficit)	3,504	115,715	(205,009)	(82,907)	75,965	186,471

Total Liabilities and Partners' Equity	$836,027	$906,324	$666,217	$741,918	$607,378	$694,273

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

BALANCE SHEETS

	SERIES 10		SERIES 11		TOTAL SERIES 7 - 11
	September 30,	March 31,	September 30,	March 31,	September 30,	March 31,
	2007	2007	2007	2007	2007	2007
ASSETS	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)
Current Assets:
Cash and Cash Equivalents	$61,522	$40,351	$55,797	$53,170	$417,431	$477,713
Investments in Securities	84,218	133,864	165,699	190,291	837,879	983,742
Receivable - Other	-	-	-	-	24,220	24,220
Total Current Assets	145,740	174,215	221,496	243,461	1,279,530	1,485,675

Investments in Securities	67,283	64,917	74,739	71,973	185,078	178,599
Investments in Project Partnerships, Net	1,123,042	1,159,544	1,426,856	1,505,978	3,704,170	3,898,329
Total Assets	$1,336,065	$1,398,676	$1,723,091	$1,821,412	$5,168,778	$5,562,603

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
Payable to General Partners	$30,382	$31,747	$46,418	$34,115	$218,202	$207,179

Total Current Liabilities	30,382	31,747	46,418	34,115	218,202	207,179

Long-Term Liabilities:
Payable to General Partners	95,535	78,767	-	-	2,189,295	2,060,686

Partners' Equity (Deficit):
Limited Partners - 5,043 and 5,127 units
for Series 10 and 11, respectively, at
September 30, 2007 and March 31, 2007	1,242,225	1,319,459	1,705,896	1,815,414	3,057,575	3,585,698
General Partners	(32,077)	(31,297)	(29,223)	(28,117)	(296,294)	(290,960)

Total Partners' Equity	1,210,148	1,288,162	1,676,673	1,787,297	2,761,281	3,294,738

Total Liabilities and Partners' Equity	$1,336,065	$1,398,676	$1,723,091	$1,821,412	$5,168,778	$5,562,603

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	SERIES 7		SERIES 8		SERIES 9
	2007	2006	2007	2006	2007	2006
Revenues:
Distribution Income	$3,934	$11,320	$7,302	$800	$-	$-
Total Revenues	3,934	11,320	7,302	800	-	-

Expenses:
Asset Management Fee - General Partner	21,399	21,509	22,255	22,371	12,267	12,325
General and Administrative:
General Partner	30,165	31,402	33,258	34,623	18,562	19,325
Other	18,626	21,778	21,132	22,449	12,913	13,509
Amortization	6,535	7,651	3,206	3,206	3,013	3,013
Total Expenses	76,725	82,340	79,851	82,649	46,755	48,172

Loss Before Equity in Losses of Project
Partnerships and Other Income	(72,791)	(71,020)	(72,549)	(81,849)	(46,755)	(48,172)
Equity in Losses of Project Partnerships	(5,340)	(13,056)	(10,031)	(6,065)	(21,359)	(32,758)
Interest Income	6,002	7,410	4,039	5,926	3,396	4,451

Net Loss	$(72,129)	$(76,666)	$(78,541)	$(81,988)	$(64,718)	$(76,479)

Allocation of Net Loss:
Limited Partners	$(71,408)	$(75,899)	$(77,756)	$(81,168)	$(64,071)	$(75,714)
General Partners	(721)	(767)	(785)	(820)	(647)	(765)
	$(72,129)	$(76,666)	$(78,541)	$(81,988)	$(64,718)	$(76,479)
Net Loss Per Number of Limited
Partnership Units	$(6.87)	$(7.30)	$(7.79)	$(8.13)	$(10.24)	$(12.11)
Number of Limited Partnership Units
Outstanding	10,395	10,395	9,980	9,980	6,254	6,254

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	SERIES 10		SERIES 11		TOTAL SERIES 7 - 11
	2007	2006	2007	2006	2007	2006
Revenues:
Distribution Income	$-	$-	$-	$2,182	$11,236	$14,302
Total Revenues	-	-	-	2,182	11,236	14,302

Expenses:
Asset Management Fee - General Partner	8,384	8,420	7,254	6,938	71,559	71,563
General and Administrative:
General Partner	11,602	12,078	9,281	9,663	102,868	107,091
Other	9,155	10,578	9,166	10,735	70,992	79,049
Amortization	6,027	6,027	8,374	8,374	27,155	28,271
Total Expenses	35,168	37,103	34,075	35,710	272,574	285,974

Loss Before Equity in Losses of Project
Partnerships and Other Income	(35,168)	(37,103)	(34,075)	(33,528)	(261,338)	(271,672)
Equity in Losses of Project Partnerships	(14,240)	(38,392)	(24,137)	(14,953)	(75,107)	(105,224)
Interest Income	3,237	3,948	4,395	5,037	21,069	26,772

Net Loss	$(46,171)	$(71,547)	$(53,817)	$(43,444)	$(315,376)	$(350,124)

Allocation of Net Loss:
Limited Partners	$(45,709)	$(70,832)	$(53,279)	$(43,010)	$(312,223)	$(346,623)
General Partners	(462)	(715)	(538)	(434)	(3,153)	(3,501)
	$(46,171)	$(71,547)	$(53,817)	$(43,444)	$(315,376)	$(350,124)
Net Loss Per Number of Limited
Partnership Units	$(9.06)	$(14.05)	$(10.39)	$(8.39)
Number of Limited Partnership Units
Outstanding	5,043	5,043	5,127	5,127

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	SERIES 7		SERIES 8		SERIES 9
	2007	2006	2007	2006	2007	2006
Revenues:
Distribution Income	$19,434	$15,946	$15,607	$8,329	$4,003	$4,809
Total Revenues	19,434	15,946	15,607	8,329	4,003	4,809

Expenses:
Asset Management Fee - General Partner	42,798	43,018	44,510	44,743	24,534	24,650
General and Administrative:
General Partner	59,122	55,340	65,185	61,016	36,382	34,056
Other	23,002	24,661	23,489	25,070	15,847	14,729
Amortization	13,070	16,372	6,411	6,412	6,026	6,026
Total Expenses	137,992	139,391	139,595	137,241	82,789	79,461

Loss Before Equity in (Losses) Income of
Project Partnerships and Other Income	(118,558)	(123,445)	(123,988)	(128,912)	(78,786)	(74,652)
Equity in (Losses) Income of Project
Partnerships	(5,777)	(21,850)	(6,665)	1,155	(38,861)	(44,363)
Interest Income	12,124	14,313	8,551	11,653	7,141	8,649

Net Loss	$(112,211)	$(130,982)	$(122,102)	$(116,104)	$(110,506)	$(110,366)

Allocation of Net Loss:
Limited Partners	$(111,089)	$(129,672)	$(120,881)	$(114,943)	$(109,401)	$(109,262)
General Partners	(1,122)	(1,310)	(1,221)	(1,161)	(1,105)	(1,104)
	$(112,211)	$(130,982)	$(122,102)	$(116,104)	$(110,506)	$(110,366)
Net Loss Per Number of Limited
Partnership Units	$(10.69)	$(12.47)	$(12.11)	$(11.52)	$(17.49)	$(17.47)
Number of Limited Partnership Units
Outstanding	10,395	10,395	9,980	9,980	6,254	6,254

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	SERIES 10		SERIES 11		TOTAL SERIES 7 - 11
	2007	2006	2007	2006	2007	2006
Revenues:
Distribution Income	$1,380	$1,381	$2,182	$2,182	$42,606	$32,647
Total Revenues	1,380	1,381	2,182	2,182	42,606	32,647

Expenses:
Asset Management Fee - General Partner	16,768	16,840	14,192	13,876	142,802	143,127
General and Administrative:
General Partner	22,739	21,285	18,191	17,028	201,619	188,725
Other	10,860	12,023	11,124	11,668	84,322	88,151
Amortization	12,053	12,054	16,748	16,748	54,308	57,612
Total Expenses	62,420	62,202	60,255	59,320	483,051	477,615

Loss Before Equity in (Losses) Income of
Project Partnerships and Other Income	(61,040)	(60,821)	(58,073)	(57,138)	(440,445)	(444,968)
Equity in (Losses) Income of Project
Partnerships	(23,699)	(47,904)	(61,574)	227	(136,576)	(112,735)
Interest Income	6,725	7,638	9,023	9,717	43,564	51,970

Net Loss	$(78,014)	$(101,087)	$(110,624)	$(47,194)	$(533,457)	$(505,733)

Allocation of Net Loss:
Limited Partners	$(77,234)	$(100,077)	$(109,518)	$(46,722)	$(528,123)	$(500,676)
General Partners	(780)	(1,010)	(1,106)	(472)	(5,334)	(5,057)
	$(78,014)	$(101,087)	$(110,624)	$(47,194)	$(533,457)	$(505,733)
Net Loss Per Number of Limited
Partnership Units	$(15.32)	$(19.84)	$(21.36)	$(9.11)
Number of Limited Partnership Units
Outstanding	5,043	5,043	5,127	5,127

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	SERIES 7			SERIES 8
	Limited	General		Limited	General
	Partners	Partners	Total	Partners	Partners	Total

Balance at March 31, 2006	$568,818	$(86,455)	$482,363	$243,770	$(86,048)	$157,722

Net Loss	(129,672)	(1,310)	(130,982)	(114,943)	(1,161)	(116,104)

Balance at September 30, 2006	$439,146	$(87,765)	$351,381	$128,827	$(87,209)	$41,618

Balance at March 31, 2007	$205,836	$(90,121)	$115,715	$5,547	$(88,454)	$(82,907)

Net Loss	(111,089)	(1,122)	(112,211)	(120,881)	(1,221)	(122,102)

Balance at September 30, 2007	$94,747	$(91,243)	$3,504	$(115,334)	$(89,675)	$(205,009)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	SERIES 9			SERIES 10
	Limited	General		Limited	General
	Partners	Partners	Total	Partners	Partners	Total

Balance at March 31, 2006	$485,089	$(50,490)	$434,599	$1,578,554	$(28,680)	$1,549,874

Net Loss	(109,262)	(1,104)	(110,366)	(100,077)	(1,010)	(101,087)

Balance at September 30, 2006	$375,827	$(51,594)	$324,233	$1,478,477	$(29,690)	$1,448,787

Balance at March 31, 2007	$239,442	$(52,971)	$186,471	$1,319,459	$(31,297)	$1,288,162

Net Loss	(109,401)	(1,105)	(110,506)	(77,234)	(780)	(78,014)

Balance at September 30, 2007	$130,041	$(54,076)	$75,965	$1,242,225	$(32,077)	$1,210,148

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	SERIES 11			TOTAL SERIES 7 - 11
	Limited	General		Limited	General
	Partners	Partners	Total	Partners	Partners	Total

Balance at March 31, 2006	$2,281,421	$(23,410)	$2,258,011	$5,157,652	$(275,083)	$4,882,569

Net Loss	(46,722)	(472)	(47,194)	(500,676)	(5,057)	(505,733)

Balance at September 30, 2006	$2,234,699	$(23,882)	$2,210,817	$4,656,976	$(280,140)	$4,376,836

Balance at March 31, 2007	$1,815,414	$(28,117)	$1,787,297	$3,585,698	$(290,960)	$3,294,738

Net Loss	(109,518)	(1,106)	(110,624)	(528,123)	(5,334)	(533,457)

Balance at September 30, 2007	$1,705,896	$(29,223)	$1,676,673	$3,057,575	$(296,294)	$2,761,281

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	SERIES 7		SERIES 8
	2007	2006	2007	2006
Cash Flows from Operating Activities:
Net Loss	$(112,211)	$(130,982)	$(122,102)	$(116,104)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities:
Amortization	13,070	16,372	6,411	6,412
Accreted Interest Income on Investments in Securities	(3,061)	(7,942)	(2,761)	(6,548)
Accreted Discount on Investments in Securities	(768)	-	(494)	-
Equity in Losses (Income) of Project Partnerships	5,777	21,850	6,665	(1,155)
Distribution Income	(19,434)	(15,946)	(15,607)	(8,329)
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Interest Receivable	(996)	-	187	-
Increase in Payable to General Partners	41,914	41,369	46,401	42,602
Net Cash Used In Operating Activities	(75,709)	(75,279)	(81,300)	(83,122)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	19,434	21,237	15,607	12,553
Redemption of Investment Securities	203,000	-	127,000	-
Purchase of Investment Securities	(200,266)	(200,084)	(75,100)	(125,177)
Net Cash Provided by (Used in) Investing Activities	22,168	(178,847)	67,507	(112,624)

Decrease in Cash and Cash Equivalents	(53,541)	(254,126)	(13,793)	(195,746)
Cash and Cash Equivalents at Beginning of Year	179,018	394,030	135,130	309,318

Cash and Cash Equivalents at End of Period	$125,477	$139,904	$121,337	$113,572

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	SERIES 9		SERIES 10
	2007	2006	2007	2006
Cash Flows from Operating Activities:
Net Loss	$(110,506)	$(110,366)	$(78,014)	$(101,087)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities:
Amortization	6,026	6,026	12,053	12,054
Accreted Interest Income on Investments in Securities	(2,709)	(5,231)	(3,532)	(5,492)
Accreted Discount on Investments in Securities	(486)	-	(396)	-
Equity in Losses of Project Partnerships	38,861	44,363	23,699	47,904
Distribution Income	(4,003)	(4,809)	(1,380)	(1,381)
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Interest Receivable	(135)	-	274	-
Increase in Payable to General Partners	23,611	22,552	15,403	15,157
Net Cash Used In Operating Activities	(49,341)	(47,465)	(31,893)	(32,845)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	5,728	7,934	2,130	12,889
Redemption of Investment Securities	127,000	-	101,000	-
Purchase of Investment Securities	(100,133)	(125,177)	(50,066)	(99,551)
Net Cash Provided by (Used in) Investing Activities	32,595	(117,243)	53,064	(86,662)

(Decrease) Increase in Cash and Cash Equivalents	(16,746)	(164,708)	21,171	(119,507)
Cash and Cash Equivalents at Beginning of Year	70,044	222,993	40,351	144,697

Cash and Cash Equivalents at End of Period	$53,298	$58,285	$61,522	$25,190

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	SERIES 11		TOTAL SERIES 7 - 11
	2007	2006	2007	2006
Cash Flows from Operating Activities:
Net Loss	$(110,624)	$(47,194)	$(533,457)	$(505,733)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities:
Amortization	16,748	16,748	54,308	57,612
Accreted Interest Income on Investments in Securities	(4,197)	(6,922)	(16,260)	(32,135)
Accreted Discount on Investments in Securities	(582)	-	(2,726)	-
Equity in Losses (Income) of Project Partnerships	61,574	(227)	136,576	112,735
Distribution Income	(2,182)	(2,182)	(42,606)	(32,647)
Changes in Operating Assets and Liabilities:
Increase in Interest Receivable	(229)	-	(899)	-
Increase in Payable to General Partners	12,303	4,982	139,632	126,662
Net Cash Used In Operating Activities	(27,189)	(34,795)	(265,432)	(273,506)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	2,982	3,969	45,881	58,582
Redemption of Investment Securities	152,000	-	710,000	-
Purchase of Investment Securities	(125,166)	(149,818)	(550,731)	(699,807)
Net Cash Provided by (Used in) Investing Activities	29,816	(145,849)	205,150	(641,225)

Increase (Decrease) in Cash and Cash Equivalents	2,627	(180,644)	(60,282)	(914,731)
Cash and Cash Equivalents at Beginning of Year	53,170	207,490	477,713	1,278,528

Cash and Cash Equivalents at End of Period	$55,797	$26,846	$417,431	$363,797

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

NOTE 1 - ORGANIZATION:

Gateway Tax Credit Fund III Ltd. ("Gateway"), a Florida Limited Partnership, was formed October 17, 1991 under the laws of Florida.  Gateway offered its limited partnership interests in Series (“Series”).  The first Series for Gateway is Series 7.  Operations commenced on July 16, 1992 for Series 7, January 4, 1993 for Series 8, September 30, 1993 for Series 9, January 21, 1994 for Series 10 and April 29, 1994 for Series 11.  Each Series invests, as a limited partner, in other limited partnerships ("Project Partnerships"), each of which owns and operates apartment complexes eligible for Low-Income Housing Tax Credits ("Tax Credits"), provided for in Section 42 of the Internal Revenue Code of 1986.  Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the limited partnership agreement (the "Agreement").  As of September 30, 2007, Gateway had received capital contributions of $1,000 from the General Partners and $36,799,000 from the investor Limited Partners.

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

Operating profits and losses, cash distributions from operations and Tax Credits from each Series are generally allocated 99% to the Limited Partners in that Series and 1% to the General Partners.  Profit or loss and cash distributions from sales of property by each Series are allocated as specified in the Agreement.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss.  No impairment loss has been recognized in the accompanying financial statements for the six-month period ended September 30, 2007.  For the fiscal year ended March 31, 2007, impairment expense was recognized in the Statement of Operations in the following Series and in the following amounts: Series 7 - $76,196, Series 10 - $46,129, Series 11 - $345,321. The total impairment expense for all Series in Gateway for fiscal year 2007 was $467,646.  Refer to Note 5 – Investments in Project Partnerships for further details regarding the components of the Investments in Project Partnerships balance.

Gateway, as a limited partner in the Project Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance and continued eligibility of Tax Credits.  If the cost of operating a property exceeds the rental income earned thereon, Gateway may deem it in its best interest to voluntarily provide funds in order to protect its investment.  Gateway does not guarantee any of the mortgages or other debt of the Project Partnerships.  No such funding to Project Partnerships occurred during the six months ended September 30, 2007.

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

Investment in Securities

Gateway applies Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FAS 115").  Under FAS 115, Gateway is required to categorize its debt securities as held-to-maturity, available-for-sale or trading securities, dependent upon Gateway's intent in holding the securities.  Gateway's intent is to hold all of its debt securities, which are comprised of U.S. Government Security Strips and U.S. Treasury Notes (collectively the “Gateway Securities”), until maturity and to use these investments to fund Gateway's ongoing operations.  Interest income is recognized ratably on the Gateway Securities using the effective yield to maturity.  The Gateway Securities are carried at amortized cost, which approximates market value, and are adjusted for amortization of premiums and accretion of discounts to maturity.  Such adjustments are included in interest income.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

Income Taxes

No provision for income taxes has been made in these financial statements, as income taxes are a liability of the partners rather than of Gateway.

Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" which was subsequently revised in December 2003.  Gateway has adopted FIN 46 and applied its requirements to all Project Partnerships in which Gateway holds an interest.  Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics, (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE.  The primary beneficiary, as is applicable to Gateway’s circumstances, is the party in the Project Partnership equity group that is most closely associated with the Project Partnership.

Gateway holds variable interests in 128 VIE’s, which consist of Project Partnerships, of which Gateway is not the primary beneficiary.  Five of Gateway’s Project Partnership investments were determined not to be VIE’s.  Gateway’s maximum exposure to loss as a result of its involvement with unconsolidated VIE’s is limited to Gateway’s recorded investments in and receivables from those VIE’s, which is $3,704,170 at September 30, 2007.  Gateway may be subject to additional losses to the extent of any financial support that Gateway voluntarily provides to those Project Partnerships in the future.

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

NOTE 3 - INVESTMENT IN SECURITIES:

The September 30, 2007 Balance Sheet includes Gateway Securities at cost, plus accreted interest income or unamortized premiums in the case of U.S. Treasury Notes, as applicable, of $59,324 for Series 7, $52,344 for Series 8, $52,281 for Series 9, $63,159 for Series 10 and $73,932 for Series 11.  The Gateway Securities are commonly held in a brokerage account maintained at Raymond James and Associates, Inc., an affiliate of the General Partners.  A separate accounting is maintained for each Series’ share of the investments.
	Estimated Market Value	Cost Plus Accreted Interest and Unamortized Premiums	Gross Unrealized Gains and (Losses)
Series 7	$286,213	$286,610	$(397)
Series 8	156,380	156,003	377
Series 9	189,658	188,405	1,253
Series 10	154,480	151,501	2,979
Series 11	245,265	240,438	4,827

NOTE 3 - INVESTMENT IN SECURITIES (Continued):
As of September 30, 2007, the cost and accreted interest / unamortized premium of debt securities by contractual maturities is as follows:

	Series 7	Series 8	Series 9
Due within 1 year	$286,610	$156,003	$145,349
After 1 year through 5 years	0	0	43,056
Total Amount Carried on Balance Sheet	$286,610	$156,003	$188,405

	Series 10	Series 11	Total
Due within 1 year	$84,218	$165,699	$837,879
After 1 year through 5 years	67,283	74,739	185,078
Total Amount Carried on Balance Sheet	$151,501	$240,438	$1,022,957

NOTE 4 - RELATED PARTY TRANSACTIONS:

The Payable to General Partners primarily represents the asset management fees owed to the General Partners at the end of the period.  It is unsecured, due on demand and, in accordance with the Agreement, non-interest bearing.  Within the next 12 months, the Managing General Partner does not intend to demand payment on the portion of Asset Management Fees payable classified as long-term on the Balance Sheet.

Value Partners, Inc., an affiliate of Gateway, acquired the general partner interest in Logan Heights, one of the Project Partnerships in Series 8, in 2003.

For the six months ended September 30, 2007 and 2006, the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

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

	2007	2006
Series 7	$42,798	$43,018
Series 8	44,510	44,743
Series 9	24,534	24,650
Series 10	16,768	16,840
Series 11	14,192	13,876
Total	$142,802	$143,127

General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis.  This expense is included in the Statement of Operations.

	2007	2006
Series 7	$59,122	$55,340
Series 8	65,185	61,016
Series 9	36,382	34,056
Series 10	22,739	21,285
Series 11	18,191	17,028
Total	$201,619	$188,725

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

As of September 30, 2007, Gateway had acquired a 99% interest in the profits, losses, and Tax Credits as a limited partner in Project Partnerships (Series 7 - 39, Series 8 - 43, and Series 9 - 24) which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution, proceeds will be distributed according to each Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

	SERIES 7		SERIES 8		SERIES 9
	September 30,	March 31,	September 30,	March 31,	September 30,	March 31,
	2007	2007	2007	2007	2007	2007
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$7,732,089	$7,732,089	$7,586,105	$7,586,105	$4,914,116	$4,914,116

Cumulative equity in losses of Project
Partnerships (1)	(7,308,795)	(7,303,018)	(7,437,031)	(7,430,366)	(4,416,852)	(4,377,991)

Cumulative distributions received from
Project Partnerships	(254,317)	(254,317)	(183,684)	(183,684)	(158,695)	(156,970)

Investment in Project Partnerships before
Adjustment	168,977	174,754	(34,610)	(27,945)	338,569	379,155

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	793,335	793,335	549,773	549,773	244,087	244,087
Accumulated amortization of acquisition
fees and expenses	(268,981)	(255,911)	(150,506)	(144,095)	(89,449)	(83,423)

Reserve for Impairment of Investment in
Project Partnerships	(269,391)	(269,391)	-	-	(127,532)	(127,532)

Investments in Project Partnerships	$423,940	$442,787	$364,657	$377,733	$365,675	$412,287

(1) In accordance with Gateway's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $5,567,767 in Series 7, $6,369,514 in Series 8, and $2,135,412 in Series 9 for the period ended September 30, 2007; and cumulative suspended losses of $5,388,453 in Series 7, $6,190,831 in Series 8, and $2,054,048 in Series 9 for the year ended March 31, 2007 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

As of September 30, 2007, Gateway had acquired a 99% interest in the profits, losses, and Tax Credits as a limited partner in Project Partnerships (Series 10 - 15 and Series 11 - 12) which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution, proceeds will be distributed according to each Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

	SERIES 10		SERIES 11		TOTAL SERIES 7 - 11
	September 30,	March 31,	September 30,	March 31,	September 30,	March 31,
	2007	2007	2007	2007	2007	2007
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$3,914,672	$3,914,672	$4,128,042	$4,128,042	$28,275,024	$28,275,024

Cumulative equity in losses of Project
Partnerships (1)	(2,455,966)	(2,432,267)	(1,698,718)	(1,637,144)	(23,317,362)	(23,180,786)

Cumulative distributions received from
Project Partnerships	(210,118)	(209,368)	(181,937)	(181,137)	(988,751)	(985,476)

Investment in Project Partnerships before
Adjustment	1,248,588	1,273,037	2,247,387	2,309,761	3,968,911	4,108,762

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	196,738	196,738	290,335	290,335	2,074,268	2,074,268
Accumulated amortization of acquisition
fees and expenses	(119,461)	(107,408)	(164,743)	(147,995)	(793,140)	(738,832)

Reserve for Impairment of Investment in
Project Partnerships	(202,823)	(202,823)	(946,123)	(946,123)	(1,545,869)	(1,545,869)

Investments in Project Partnerships	$1,123,042	$1,159,544	$1,426,856	$1,505,978	$3,704,170	$3,898,329

(1) In accordance with Gateway's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $426,527 in Series 10 and $991,504 in Series 11 for the period ended September 30, 2007; and cumulative suspended losses of $421,709 in Series 10 and $941,227 in Series 11 for the year ended March 31, 2007 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 7 and Series 8 as of June 30 and the respective summarized statements of operations for the six months ended June 30 of each year:

	SERIES 7		SERIES 8 (1)
	2007	2006	2007	2006
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$4,693,312	$4,389,278	$4,699,867	$4,235,582
Investment properties, net	25,259,955	26,532,590	26,528,571	27,900,068
Other assets	29,591	56,584	65,254	62,851
Total assets	$29,982,858	$30,978,452	$31,293,692	$32,198,501

Liabilities and Partners' Deficit:
Current liabilities	$587,276	$673,983	$1,034,193	$1,010,337
Long-term debt	35,409,985	35,642,424	37,297,268	37,532,816
Total liabilities	35,997,261	36,316,407	38,331,461	38,543,153

Partners' deficit
Limited Partner	(5,603,349)	(4,975,425)	(6,288,087)	(5,631,359)
General Partners	(411,054)	(362,530)	(749,682)	(713,293)
Total partners' deficit	(6,014,403)	(5,337,955)	(7,037,769)	(6,344,652)

Total liabilities and partners' deficit	$29,982,858	$30,978,452	$31,293,692	$32,198,501

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$2,696,523	$2,616,827	$2,727,454	$2,632,965
Expenses:
Operating expenses	1,767,414	1,732,943	1,750,175	1,679,205
Interest expense	378,457	381,079	407,102	415,395
Depreciation and amortization	737,612	736,460	757,577	742,626

Total expenses	2,883,483	2,850,482	2,914,854	2,837,226

Net loss	$(186,960)	$(233,655)	$(187,400)	$(204,261)

Other partners' share of net loss	$(1,870)	$(2,337)	$(2,052)	$(3,268)

Gateway's share of net loss	$(185,090)	$(231,318)	$(185,348)	$(200,993)
Suspended losses	179,313	209,468	178,683	202,148

Equity in (Losses) Income of Project Partnerships	$(5,777)	$(21,850)	$(6,665)	$1,155

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

(1)    As discussed in Note 4, an affiliate of the General Partner (Value Partners, Inc.) is the operating general partner in one of the Project Partnerships included in Series 8 above (Logan Heights).  The Logan Heights Project Partnership is not consolidated in Gateway's financial statements as Gateway's investment in Logan Heights is accounted for under the equity method.  The Project Partnership's financial information for the periods ending June 2007 and June 2006 is as follows:

	June 2007	June 2006
Total Assets	$517,329	$576,837
Total Liabilities	806,572	823,000
Gateway Deficit	(172,522)	(129,873)
Other Partner's Deficit	(116,721)	(116,290)
Total Revenue	55,642	56,009
Net Loss	$(3,999)	$(3,568)

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 9 and Series 10 as of June 30 and the respective summarized statements of operations for the six months ended June 30 of each year:

	SERIES 9		SERIES 10
	2007	2006	2007	2006
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$2,339,497	$2,263,082	$1,961,982	$1,856,453
Investment properties, net	15,412,985	16,085,769	11,658,429	12,030,765
Other assets	24,303	5,364	13,486	2,180
Total assets	$17,776,785	$18,354,215	$13,633,897	$13,889,398

Liabilities and Partners' Equity (Deficit):
Current liabilities	$176,646	$252,977	$263,530	$283,456
Long-term debt	19,818,860	19,934,839	12,982,207	13,054,976
Total liabilities	19,995,506	20,187,816	13,245,737	13,338,432

Partners' equity (deficit)
Limited Partner	(1,854,034)	(1,496,234)	815,328	956,738
General Partners	(364,687)	(337,367)	(427,168)	(405,772)
Total partners' equity (deficit)	(2,218,721)	(1,833,601)	388,160	550,966

Total liabilities and partners' equity (deficit)	$17,776,785	$18,354,215	$13,633,897	$13,889,398

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$1,370,582	$1,288,287	$932,995	$874,031
Expenses:
Operating expenses	896,898	845,850	615,055	606,314
Interest expense	207,659	212,526	113,955	118,098
Depreciation and amortization	387,464	383,932	232,982	232,946

Total expenses	1,492,021	1,442,308	961,992	957,358

Net loss	$(121,439)	$(154,021)	$(28,997)	$(83,327)

Other partners' share of net loss	$(1,214)	$(1,540)	$(480)	$(1,888)

Gateway's share of net loss	$(120,225)	$(152,481)	$(28,517)	$(81,439)
Suspended losses	81,364	108,118	4,818	33,535

Equity in Losses of Project Partnerships	$(38,861)	$(44,363)	$(23,699)	$(47,904)

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 11 and Total Series 7 - 11 as of June 30 and the respective summarized statements of operations for the six months ended June 30 of each year:

	SERIES 11		TOTAL SERIES 7 - 11
	2007	2006	2007	2006
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$1,127,930	$1,076,448	$14,822,588	$13,820,843
Investment properties, net	10,059,851	10,095,642	88,919,791	92,644,834
Other assets	270,911	264,912	403,545	391,891
Total assets	$11,458,692	$11,437,002	$104,145,924	$106,857,568

Liabilities and Partners' Equity (Deficit):
Current liabilities	$201,438	$120,269	$2,263,083	$2,341,022
Long-term debt	10,300,844	9,847,071	115,809,164	116,012,126
Total liabilities	10,502,282	9,967,340	118,072,247	118,353,148

Partners' equity (deficit)
Limited Partner	1,263,319	1,753,082	(11,666,823)	(9,393,198)
General Partners	(306,909)	(283,420)	(2,259,500)	(2,102,382)
Total partners' equity (deficit)	956,410	1,469,662	(13,926,323)	(11,495,580)

Total liabilities and partners' equity (deficit)	$11,458,692	$11,437,002	$104,145,924	$106,857,568

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$830,975	$827,452	$8,558,529	$8,239,562
Expenses:
Operating expenses	591,480	527,037	5,621,022	5,391,349
Interest expense	106,387	106,178	1,213,560	1,233,276
Depreciation and amortization	248,725	252,660	2,364,360	2,348,624

Total expenses	946,592	885,875	9,198,942	8,973,249

Net loss	$(115,617)	$(58,423)	$(640,413)	$(733,687)

Other partners' share of net loss	$(3,766)	$(2,650)	$(9,382)	$(11,683)

Gateway's share of net loss	$(111,851)	$(55,773)	$(631,031)	$(722,004)
Suspended losses	50,277	56,000	494,455	609,269

Equity in (Losses) Income of Project Partnerships	$(61,574)	$227	$(136,576)	$(112,735)

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, Liquidity and Capital Resources

Operations commenced on July 16, 1992 with the admission of the first Limited Partners in Series 7.  The proceeds from Limited Partner investors’ capital contributions available for investment were used to acquire interests in Project Partnerships.

Gateway – All Series - The following discusses the overall results of operations, liquidity and capital resources for Gateway as a whole.  A summary of the activity within each specific Series of Gateway then follows.

Distribution income arises from any cash distributions received from Project Partnerships which have a zero investment balance for financial reporting purposes.  Distribution income increased from $32,647 for the six months ended September 30, 2006 to $42,606 for the six months ended September 30, 2007 (an increase of $9,959, or 30%).  Distribution income will increase as more Project Partnership investment balances reach zero on Gateway’s books.  Interest income decreased from $51,970 for the six months ended September 30, 2006 to $43,564 for the six months ended September 30, 2007 (a decrease of $8,406, or 16%).  The decrease is a result of the decrease in Cash and Investment in Securities as compared to the prior year quarter.  Equity in Losses of Project Partnerships increased from $112,735 for the six months ended September 30, 2006 to $136,576 for the six months ended September 30, 2007.  The increase in Equity in Losses of Project Partnerships is a result of a greater increase in operating costs than in rental revenue of the Project Partnerships.

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

Total expenses of Gateway were $483,051 for the six months ended September 30, 2007, an increase of $5,436 as compared to the six months ended September 30, 2006 total expenses of $477,615.  The increase for the six months ended September 30, 2007 results from increases in the expense of the General Partner in administering the business of Gateway.

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

The financial performance of each respective Series is summarized as follows:

Series 7 - Gateway closed this series on October 16, 1992 after receiving $10,395,000 from 635 Limited Partner investors.  Equity in Losses of Project Partnerships decreased $16,073 to $5,777 for the six months ended September 30, 2007, as compared to $21,850 for the six months ended September 30, 2006.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $737,612 and $736,460 for the six months ended June 30, 2007 and 2006, respectively.)  As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes until the year of disposition.  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits that meet projections.

At September 30, 2007, the Series had $125,477 of short-term investments (Cash and Cash Equivalents).  Series 7 also had $83,821 in Zero Coupon Treasuries with annual maturities providing $86,000 in the current fiscal year.  In addition, the Series had $202,789 in U.S. Treasury Notes with a maturity value of $200,000 at June 30, 2008.  Management believes these sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued):

As disclosed on the statement of cash flows, the Series had a net loss of $112,211 for the six months ended September 30, 2007.  However, after considering the Equity in Losses of Project Partnerships of $5,777 and the changes in operating assets and liabilities, net cash used in operating activities was $75,709.  Cash provided by investing activities totaled $22,168 consisting of $19,434 in cash distributions from the Project Partnerships and $203,000 from matured U.S. Treasury Notes, offset by $200,266 used to purchase U.S. Treasury Notes in July 2007.

Series 8 - Gateway closed this Series on June 28, 1993 after receiving $9,980,000 from 664 Limited Partner investors.  Equity in Losses of Project Partnerships increased $7,820 to $6,665 for the six months ended September 30, 2007, as compared to income of $1,155 for the six months ended September 30, 2006.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $757,577 and $742,626 for the six months ended June 30, 2007 and 2006, respectively).  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits that met projections.

At September 30, 2007, the Series had $121,337 of short-term investments (Cash and Cash Equivalents).  Series 8 also had $79,957 in Zero Coupon Treasuries with annual maturities providing $82,000 in the current fiscal year.  In addition, the Series had $76,046 in U.S. Treasury Notes with a maturity value of $75,000 at June 30, 2008.  Management believes the sources of funds are sufficient to meet the current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $122,102 for the six months ended September 30, 2007.  However, after considering the Equity in Losses of Project Partnerships of $6,665 and the changes in operating assets and liabilities, net cash used in operating activities was $81,300.  Cash provided by investing activities totaled $67,507 consisting of $15,607 in cash distributions from the Project Partnerships and $127,000 from matured U.S. Treasury Notes, offset by $75,100 used to purchase U.S. Treasury Notes in July 2007.

Series 9 - Gateway closed this Series on September 30, 1993 after receiving $6,254,000 from 406 Limited Partner investors.  Equity in Losses of Project Partnerships decreased $5,502 to $38,861 for the six months ended September 30, 2007, as compared to $44,363 for the six months ended September 30, 2006.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $387,464 and $383,932 for the six months ended June 30, 2007 and 2006, respectively.)  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits that met projections.

At September 30, 2007, the Series had $53,298 of short-term investments (Cash and Cash Equivalents).  Series 9 also had $87,011 in Zero Coupon Treasuries with annual maturities providing $45,000 in the current fiscal year and $47,000 in fiscal year 2009.  In addition, the Series had $101,394 in U.S. Treasury Notes with a maturity value of $100,000 at June 30, 2008.  Management believes the sources of funds are sufficient to meet the current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $110,506 for the six months ended September 30, 2007.  However, after considering the Equity in Losses of Project Partnerships of $38,861 and the changes in operating assets and liabilities, net cash used in operating activities was $49,341.  Cash provided by investing activities totaled $32,595 consisting of $5,728 in cash distributions from the Project Partnerships and $127,000 from matured U.S. Treasury Notes, offset by $100,133 used to purchase U.S. Treasury Notes in July 2007.

Series 10 - Gateway closed this Series on January 21, 1994 after receiving $5,043,000 from 325 Limited Partner investors.  Equity in Losses of Project Partnerships decreased $24,205 to $23,699 for the six months ended September 30, 2007, as compared to $47,904 for the six months ended September 30, 2006.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $232,982 and $232,946 for the six months ended June 30, 2007 and 2006, respectively.)  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits that met projections.

At September 30, 2007, the Series had $61,522 of short-term investments (Cash and Cash Equivalents).  Series 10 also had $100,804 in Zero Coupon Treasuries with annual maturities providing $34,000 in the current fiscal year, $36,000 in fiscal year 2009, and $40,000 in fiscal year 2010.  In addition, the Series had $50,697 in U.S. Treasury Notes with a maturity value of $50,000 at June 30, 2008.  Management believes the sources of funds are sufficient to meet the current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued):

As disclosed on the statement of cash flows, the Series had a net loss of $78,014 for the six months ended September 30, 2007.  However, after considering the Equity in Losses of Project Partnerships of $23,699 and the changes in operating assets and liabilities, net cash used in operating activities was $31,983.  Cash provided by investing activities totaled $53,064 consisting of $2,130 in cash distributions from the Project Partnerships and $101,000 from matured U.S. Treasury Notes, offset by $50,066 used to purchase U.S. Treasury Notes in July 2007.

Series 11 - Gateway closed this Series on April 29, 1994 after receiving $5,127,000 from 330 Limited investors.  Equity in Losses of Project Partnerships increased $61,801 to $61,574 for the six months ended September 30, 2007, as compared to income of $227 for the six months ended September 30, 2006.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $248,725 and $252,660 for the six months ended June 30, 2007 and 2006, respectively.)  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits that met projections.

At September 30, 2007, the Series had $55,797 of short-term investments (Cash and Cash Equivalents).  Series 11 also had $113,695 in Zero Coupon Treasuries with annual maturities providing $40,000 in the current fiscal year, $42,000 in fiscal year 2009, $44,000 in fiscal year 2010.  In addition, the Series had $126,743 in U.S. Treasury Notes with a maturity value of $125,000 at June 30, 2008.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $110,624 for the six months ended September 30, 2007.  However, after considering the Equity in Losses of Project Partnerships of $61,574 and the changes in operating assets and liabilities, net cash used in operating activities was $27,189.  Cash provided by investing activities totaled $29,816 consisting of $2,982 in cash distributions from Project Partnerships and $152,000 from matured U.S. Treasury Notes, offset by $125,166 used to purchase U.S. Treasury Notes in July 2007.

Exit Strategy Upon Expiration of the Project Partnership Tax Credit Compliance Period

The IRS compliance period for low-income housing tax credit properties is generally fifteen years from occupancy following construction or rehabilitation completion.  When Project Partnerships reach the end of their tax credit compliance period, Gateway initiates a process of disposing of its investment in the Project Partnership.  Gateway’s objective is to sell Gateway’s interest in such assets for fair market value and ultimately, to liquidate the Project Partnerships.

   Generally, the market for Project Partnerships is limited.  Some of the factors which negatively impact the marketability of these projects include (1) requirements by government agencies or the project’s debt holder to continue to maintain the property in the low-income housing program, and (2) the mortgage balance of the property is very near the initial balance as a result of the heavily subsidized debt of the Project Partnerships and lengthy (usually 50 year) amortization periods.

As of December 31, 2006, only one of the Project Partnerships (which is in Series 8) had reached the end of its tax credit compliance period.  However, all of the other 132 Project Partnerships will reach the end of the tax credit compliance period during one of the years ending December 31, 2007 through December 31, 2010.

Status Update on Unsold Project Partnerships:

The following summarizes the most recent status of the sale/disposal process for the remaining Project Partnership investments held as of September 30, 2007:

Gateway has approved the sale to the general partner of the Project Partnership or a third party:

Series 7

Walnut Apartments

Item 3.  Quantitative and Qualitative Disclosure About Market Risk:

As a small business issuer, no information is required.

Item 4.  Controls and Procedures:

Within 90 days prior to the filing of this report, under the supervision and with the participation of Gateway's management, including the Managing General Partner’s chief executive and chief financial officers, an evaluation of the effectiveness of Gateway's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) was performed.  Based on this evaluation, such officers have concluded that Gateway's disclosure controls and procedures were effective as of the date of that evaluation in alerting them in a timely manner to material information relating to Gateway required to be included in this report and Gateway's other reports that it files or submits under the Securities Exchange Act of 1934.  There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 4T.  Controls and Procedures:

Not applicable to Gateway.

PART II – Other Information

Item 1.      Legal Proceedings:

None.

Item 1A.   Risk Factors:

No material changes for those previously reported on Gateway’s March 31, 2007 Form 10-K.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds:

None.

Item 3.      Defaults upon Senior Securities:

None.

Item 4.      Submission of Matters to a Vote of Security Holders:

None.

Item 5.      Other Information:

None.

Item 6.      Exhibits:

31.1     Principal Executive Officer Certification as required by Rule 13a-14(a)/15d-14(a), filed herewith.

31.2     Principal Financial Officer Certification as required by Rule 13a-14(a)/15d-14(a), filed herewith.

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

GATEWAY TAX CREDIT FUND III, LTD. (A Florida Limited Partnership) By: Raymond James Tax Credit Funds, Inc. (Managing General Partner)

Date: November 14, 2007	By:/s/ Ronald M. Diner Ronald M. Diner President, Director

Date: November 14, 2007	By:/s/ Jonathan Oorlog Jonathan Oorlog Vice President and Chief Financial Officer

Date: November 14, 2007	By:/s/ Sandra C. Humphreys Sandra C. Humphreys Secretary and Treasurer