Form 10-Q
period 2007-12-31
GATEWAY TAX CREDIT FUND III LTD
filed 2008-02-14
CIK 881716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______________________to_______________________

Commission File Number:          0-21762

Gateway Tax Credit Fund III Ltd.
(Exact name of Registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	59-3090386 (IRS Employer No.)

880 Carillon Parkway (Address of principal executive offices)	St. Petersburg, Florida 33716 (Zip Code)

Registrant's Telephone Number, Including Area Code	(727) 567-1000

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

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

BALANCE SHEETS

	SERIES 7		SERIES 8		SERIES 9
	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,
	2007	2007	2007	2007	2007	2007
ASSETS	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)
Current Assets:
Cash and Cash Equivalents	$92,078	$179,018	$82,957	$135,130	$32,233	$70,044
Investments in Securities	285,564	284,519	156,438	204,835	144,736	170,233
Receivable - Other	-	-	-	24,220	-	-
Total Current Assets	377,642	463,537	239,395	364,185	176,969	240,277

Investments in Securities	-	-	-	-	43,746	41,709
Investments in Project Partnerships, net	409,885	442,787	362,519	377,733	345,136	412,287
Total Assets	$787,527	$906,324	$601,914	$741,918	$565,851	$694,273

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
Payable to General Partners	$56,677	$60,257	$47,606	$51,149	$27,306	$29,911
Total Current Liabilities	56,677	60,257	47,606	51,149	27,306	29,911

Long-Term Liabilities:
Payable to General Partners	794,549	730,352	840,441	773,676	514,691	477,891

Partners' Equity (Deficit):
Limited Partners - 10,395, 9,980, and 6,254
units for Series 7, 8, and 9, respectively,
at December 31, 2007 and March 31, 2007	28,216	205,836	(195,647)	5,547	78,451	239,442
General Partners	(91,915)	(90,121)	(90,486)	(88,454)	(54,597)	(52,971)

Total Partners' Equity (Deficit)	(63,699)	115,715	(286,133)	(82,907)	23,854	186,471

Total Liabilities and Partners' Equity	$787,527	$906,324	$601,914	$741,918	$565,851	$694,273

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

BALANCE SHEETS

	SERIES 10		SERIES 11		TOTAL SERIES 7 - 11
	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,
	2007	2007	2007	2007	2007	2007
ASSETS	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)
Current Assets:
Cash and Cash Equivalents	$54,375	$40,351	$47,779	$53,170	$309,422	$477,713
Investments in Securities	84,164	133,864	164,798	190,291	835,700	983,742
Receivable - Other	-	-	-	-	-	24,220
Total Current Assets	138,539	174,215	212,577	243,461	1,145,122	1,485,675

Investments in Securities	68,506	64,917	76,162	71,973	188,414	178,599
Investments in Project Partnerships, net	1,090,974	1,159,544	1,416,898	1,505,978	3,625,412	3,898,329
Total Assets	$1,298,019	$1,398,676	$1,705,637	$1,821,412	$4,958,948	$5,562,603

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
Payable to General Partners	$29,869	$31,747	$53,559	$34,115	$215,017	$207,179
Total Current Liabilities	29,869	31,747	53,559	34,115	215,017	207,179

Long-Term Liabilities:
Payable to General Partners	103,919	78,767	-	-	2,253,600	2,060,686

Partners' Equity (Deficit):
Limited Partners - 5,043 and 5,127 units
for Series 10 and 11, respectively, at
December 31, 2007 and March 31, 2007	1,196,767	1,319,459	1,681,547	1,815,414	2,789,334	3,585,698
General Partners	(32,536)	(31,297)	(29,469)	(28,117)	(299,003)	(290,960)

Total Partners' Equity	1,164,231	1,288,162	1,652,078	1,787,297	2,490,331	3,294,738

Total Liabilities and Partners' Equity	$1,298,019	$1,398,676	$1,705,637	$1,821,412	$4,958,948	$5,562,603

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(Unaudited)

	SERIES 7		SERIES 8		SERIES 9
	2007	2006	2007	2006	2007	2006
Revenues:
Distribution Income	$-	$1,560	$2,617	$-	$600	$-
Total Revenues	-	1,560	2,617	-	600	-

Expenses:
Asset Management Fee - General Partner	21,399	21,509	22,255	22,372	12,267	12,325
General and Administrative:
General Partner	29,677	27,437	32,721	30,250	18,263	16,884
Other	7,433	7,914	7,135	7,855	4,745	4,956
Amortization	6,535	7,651	3,205	3,206	3,013	3,013
Total Expenses	65,044	64,511	65,316	63,683	38,288	37,178

Loss Before Equity in Losses of Project
Partnerships and Other Income	(65,044)	(62,951)	(62,699)	(63,683)	(37,688)	(37,178)
Equity in Losses of Project Partnerships	(7,402)	(3,298)	(21,888)	(15,353)	(17,527)	(1,859)
Interest Income	5,243	6,996	3,463	5,404	3,104	4,166

Net Loss	$(67,203)	$(59,253)	$(81,124)	$(73,632)	$(52,111)	$(34,871)

Allocation of Net Loss:
Limited Partners	$(66,531)	$(58,661)	$(80,313)	$(72,896)	$(51,590)	$(34,523)
General Partners	(672)	(592)	(811)	(736)	(521)	(349)
	$(67,203)	$(59,253)	$(81,124)	$(73,632)	$(52,111)	$(34,872)

Net Loss Per Limited Partnership Unit	$(6.40)	$(5.64)	$(8.05)	$(7.30)	$(8.25)	$(5.52)
Number of Limited Partnership Units
Outstanding	10,395	10,395	9,980	9,980	6,254	6,254

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(Unaudited)

	SERIES 10		SERIES 11		TOTAL SERIES 7 - 11
	2007	2006	2007	2006	2007	2006
Revenues:
Distribution Income	$749	$-	$-	$600	$3,966	$2,160
Total Revenues	749	-	-	600	3,966	2,160

Expenses:
Asset Management Fee - General Partner	8,384	8,419	7,253	6,938	71,558	71,563
General and Administrative:
General Partner	11,414	10,552	9,132	8,442	101,207	93,565
Other	3,783	3,716	3,510	4,707	26,606	29,148
Amortization	6,027	6,027	8,374	8,374	27,154	28,271
Total Expenses	29,608	28,714	28,269	28,461	226,525	222,547

Loss Before Equity in (Losses) Income of
Project Partnerships and Other Income	(28,859)	(28,714)	(28,269)	(27,861)	(222,559)	(220,387)
Equity in (Losses) Income of Project
Partnerships	(20,129)	(7,649)	(597)	4,418	(67,543)	(23,741)
Interest Income	3,071	3,783	4,271	4,920	19,152	25,269

Net Loss	$(45,917)	$(32,580)	$(24,595)	$(18,523)	$(270,950)	$(218,859)

Allocation of Net Loss:
Limited Partners	$(45,458)	$(32,253)	$(24,349)	$(18,338)	$(268,241)	$(216,671)
General Partners	(459)	(327)	(246)	(185)	(2,709)	(2,188)
	$(45,917)	$(32,580)	$(24,595)	$(18,523)	$(270,950)	$(218,859)

Net Loss Per Limited Partnership Unit	$(9.01)	$(6.40)	$(4.75)	$(3.58)
Number of Limited Partnership Units
Outstanding	5,043	5,043	5,127	5,127

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(Unaudited)

	SERIES 7		SERIES 8		SERIES 9
	2007	2006	2007	2006	2007	2006
Revenues:
Distribution Income	$19,434	$17,506	$18,224	$8,329	$4,603	$4,809
Total Revenues	19,434	17,506	18,224	8,329	4,603	4,809

Expenses:
Asset Management Fee - General Partner	64,197	64,527	66,765	67,115	36,801	36,975
General and Administrative:
General Partner	88,799	82,777	97,906	91,266	54,645	50,940
Other	30,435	32,575	30,624	32,925	20,592	19,685
Amortization	19,605	24,023	9,616	9,618	9,039	9,039
Total Expenses	203,036	203,902	204,911	200,924	121,077	116,639

Loss Before Equity in Losses of Project
Partnerships and Other Income	(183,602)	(186,396)	(186,687)	(192,595)	(116,474)	(111,830)
Equity in Losses of Project Partnerships	(13,179)	(25,148)	(28,553)	(14,198)	(56,388)	(46,222)
Interest Income	17,367	21,309	12,014	17,057	10,245	12,815

Net Loss	$(179,414)	$(190,235)	$(203,226)	$(189,736)	$(162,617)	$(145,237)

Allocation of Net Loss:
Limited Partners	$(177,620)	$(188,333)	$(201,194)	$(187,839)	$(160,991)	$(143,785)
General Partners	(1,794)	(1,902)	(2,032)	(1,897)	(1,626)	(1,452)
	$(179,414)	$(190,235)	$(203,226)	$(189,736)	$(162,617)	$(145,237)

Net Loss Per Limited Partnership Unit	$(17.09)	$(18.12)	$(20.16)	$(18.82)	$(25.74)	$(22.99)
Number of Limited Partnership Units
Outstanding	10,395	10,395	9,980	9,980	6,254	6,254

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(Unaudited)

	SERIES 10		SERIES 11		TOTAL SERIES 7 - 11
	2007	2006	2007	2006	2007	2006
Revenues:
Distribution Income	$2,129	$1,381	$2,182	$2,782	$46,572	$34,807
Total Revenues	2,129	1,381	2,182	2,782	46,572	34,807

Expenses:
Asset Management Fee - General Partner	25,152	25,259	21,445	20,814	214,360	214,690
General and Administrative:
General Partner	34,153	31,837	27,323	25,470	302,826	282,290
Other	14,643	15,739	14,634	16,375	110,928	117,299
Amortization	18,080	18,081	25,122	25,122	81,462	85,883
Total Expenses	92,028	90,916	88,524	87,781	709,576	700,162

Loss Before Equity in (Losses) Income of
Project Partnerships and Other Income	(89,899)	(89,535)	(86,342)	(84,999)	(663,004)	(665,355)
Equity in (Losses) Income of Project
Partnerships	(43,828)	(55,553)	(62,171)	4,645	(204,119)	(136,476)
Interest Income	9,796	11,421	13,294	14,637	62,716	77,239

Net Loss	$(123,931)	$(133,667)	$(135,219)	$(65,717)	$(804,407)	$(724,592)

Allocation of Net Loss:
Limited Partners	$(122,692)	$(132,330)	$(133,867)	$(65,060)	$(796,364)	$(717,347)
General Partners	(1,239)	(1,337)	(1,352)	(657)	(8,043)	(7,245)
	$(123,931)	$(133,667)	$(135,219)	$(65,717)	$(804,407)	$(724,592)

Net Loss Per Limited Partnership Unit	$(24.33)	$(26.24)	$(26.11)	$(12.69)
Number of Limited Partnership Units
Outstanding	5,043	5,043	5,127	5,127

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(Unaudited)

	SERIES 7			SERIES 8
	Limited	General		Limited	General
	Partners	Partners	Total	Partners	Partners	Total

Balance at March 31, 2006	$568,818	$(86,455)	$482,363	$243,770	$(86,048)	$157,722

Net Loss	(188,333)	(1,902)	(190,235)	(187,839)	(1,897)	(189,736)

Balance at December 31, 2006	$380,485	$(88,357)	$292,128	$55,931	$(87,945)	$(32,014)

Balance at March 31, 2007	$205,836	$(90,121)	$115,715	$5,547	$(88,454)	$(82,907)

Net Loss	(177,620)	(1,794)	(179,414)	(201,194)	(2,032)	(203,226)

Balance at December 31, 2007	$28,216	$(91,915)	$(63,699)	$(195,647)	$(90,486)	$(286,133)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(Unaudited)

	SERIES 9			SERIES 10
	Limited	General		Limited	General
	Partners	Partners	Total	Partners	Partners	Total

Balance at March 31, 2006	$485,089	$(50,490)	$434,599	$1,578,554	$(28,680)	$1,549,874

Net Loss	(143,785)	(1,452)	(145,237)	(132,330)	(1,337)	(133,667)

Balance at December 31, 2006	$341,304	$(51,942)	$289,362	$1,446,224	$(30,017)	$1,416,207

Balance at March 31, 2007	$239,442	$(52,971)	$186,471	$1,319,459	$(31,297)	$1,288,162

Net Loss	(160,991)	(1,626)	(162,617)	(122,692)	(1,239)	(123,931)

Balance at December 31, 2007	$78,451	$(54,597)	$23,854	$1,196,767	$(32,536)	$1,164,231

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(Unaudited)

	SERIES 11			TOTAL SERIES 7 - 11
	Limited	General		Limited	General
	Partners	Partners	Total	Partners	Partners	Total

Balance at March 31, 2006	$2,281,421	$(23,410)	$2,258,011	$5,157,652	$(275,083)	$4,882,569

Net Loss	(65,060)	(657)	(65,717)	(717,347)	(7,245)	(724,592)

Balance at December 31, 2006	$2,216,361	$(24,067)	$2,192,294	$4,440,305	$(282,328)	$4,157,977

Balance at March 31, 2007	$1,815,414	$(28,117)	$1,787,297	$3,585,698	$(290,960)	$3,294,738

Net Loss	(133,867)	(1,352)	(135,219)	(796,364)	(8,043)	(804,407)

Balance at December 31, 2007	$1,681,547	$(29,469)	$1,652,078	$2,789,334	$(299,003)	$2,490,331

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(Unaudited)

	SERIES 7		SERIES 8
	2007	2006	2007	2006
Cash Flows from Operating Activities:
Net Loss	$(179,414)	$(190,235)	$(203,226)	$(189,736)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities:
Amortization	19,605	24,023	9,616	9,618
Accreted Interest Income on Investments in Securities	(4,635)	(13,472)	(4,179)	(10,814)
Accreted Discount on Investments in Securities	(697)	-	(467)	-
Equity in Losses of Project Partnerships	13,179	25,148	28,553	14,198
Distribution Income	(19,434)	(17,506)	(18,224)	(8,329)
Changes in Operating Assets and Liabilities:
Decrease in Interest Receivable	1,553	-	1,143	-
Increase in Payable to General Partners	60,617	62,298	63,222	64,591
Net Cash Used In Operating Activities	(109,226)	(109,744)	(123,562)	(120,472)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	19,552	24,643	19,489	12,553
Redemption of Investment Securities	203,000	-	127,000	-
Purchase of Investment Securities	(200,266)	(200,084)	(75,100)	(125,177)
Net Cash Provided by (Used in) Investing Activities	22,286	(175,441)	71,389	(112,624)

Decrease in Cash and Cash Equivalents	(86,940)	(285,185)	(52,173)	(233,096)
Cash and Cash Equivalents at Beginning of Year	179,018	394,030	135,130	309,318

Cash and Cash Equivalents at End of Period	$92,078	$108,845	$82,957	$76,222

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(Unaudited)

	SERIES 9		SERIES 10
	2007	2006	2007	2006
Cash Flows from Operating Activities:
Net Loss	$(162,617)	$(145,237)	$(123,931)	$(133,667)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities:
Amortization	9,039	9,039	18,080	18,081
Accreted Interest Income on Investments in Securities	(4,096)	(8,817)	(5,355)	(9,044)
Accreted Discount on Investments in Securities	(451)	-	(379)	-
Equity in Losses of Project Partnerships	56,388	46,222	43,828	55,553
Distribution Income	(4,603)	(4,809)	(2,129)	(1,381)
Changes in Operating Assets and Liabilities:
Decrease in Interest Receivable	1,140	-	911	-
Increase in Payable to General Partners	34,195	34,610	23,274	23,794
Net Cash Used In Operating Activities	(71,005)	(68,992)	(45,701)	(46,664)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	6,327	9,714	8,791	12,889
Redemption of Investment Securities	127,000	-	101,000	-
Purchase of Investment Securities	(100,133)	(125,177)	(50,066)	(99,551)
Net Cash Provided by (Used in) Investing Activities	33,194	(115,463)	59,725	(86,662)

(Decrease) Increase in Cash and Cash Equivalents	(37,811)	(184,455)	14,024	(133,326)
Cash and Cash Equivalents at Beginning of Year	70,044	222,993	40,351	144,697

Cash and Cash Equivalents at End of Period	$32,233	$38,538	$54,375	$11,371

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(Unaudited)

	SERIES 11		TOTAL SERIES 7 - 11
	2007	2006	2007	2006
Cash Flows from Operating Activities:
Net Loss	$(135,219)	$(65,717)	$(804,407)	$(724,592)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities:
Amortization	25,122	25,122	81,462	85,883
Accreted Interest Income on Investments in Securities	(6,356)	(11,564)	(24,621)	(53,711)
Accreted Discount on Investments in Securities	(537)	-	(2,531)	-
Equity in Losses (Income) of Project Partnerships	62,171	(4,645)	204,119	136,476
Distribution Income	(2,182)	(2,782)	(46,572)	(34,807)
Changes in Operating Assets and Liabilities:
Decrease in Interest Receivable	1,363	-	6,110	-
Increase in Payable to General Partners	19,444	12,252	200,752	197,545
Net Cash Used In Operating Activities	(36,194)	(47,334)	(385,688)	(393,206)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	3,969	7,054	58,128	66,853
Redemption of Investment Securities	152,000	-	710,000	-
Purchase of Investment Securities	(125,166)	(149,818)	(550,731)	(699,807)
Net Cash Provided by (Used in) Investing Activities	30,803	(142,764)	217,397	(632,954)

Decrease in Cash and Cash Equivalents	(5,391)	(190,098)	(168,291)	(1,026,160)
Cash and Cash Equivalents at Beginning of Year	53,170	207,490	477,713	1,278,528

Cash and Cash Equivalents at End of Period	$47,779	$17,392	$309,422	$252,368

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007
(Unaudited)

NOTE 1 - ORGANIZATION:

Gateway Tax Credit Fund III Ltd. ("Gateway"), a Florida Limited Partnership, was formed October 17, 1991 under the laws of Florida.  Gateway offered its limited partnership interests in Series (“Series”).  The first Series for Gateway is Series 7.  Operations commenced on July 16, 1992 for Series 7, January 4, 1993 for Series 8, September 30, 1993 for Series 9, January 21, 1994 for Series 10 and April 29, 1994 for Series 11.  Each Series invests, as a limited partner, in other limited partnerships ("Project Partnerships"), each of which owns and operates apartment complexes eligible for Low-Income Housing Tax Credits ("Tax Credits"), provided for in Section 42 of the Internal Revenue Code of 1986.  Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the limited partnership agreement (the "Agreement").  As of December 31, 2007, Gateway had received capital contributions of $1,000 from the General Partners and $36,799,000 from the investor Limited Partners.

Raymond James Partners, Inc. and Raymond James Tax Credit Funds, Inc., wholly owned subsidiaries of Raymond James Financial, Inc., are the General Partner and Managing General Partner, respectively.

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

Quarterly the Investments in Project Partnerships are increased or decreased as follows:

1)	Increased for equity in income or decreased for equity in losses of the Project Partnerships,
2)	Decreased for cash distributions received from the Project Partnerships,
3)	Decreased for the amortization of the acquisition fees and expenses, and
4)	Increased for loans or advances made to the Project Partnerships by Gateway.

Pursuant to the limited partnership agreements for the Project Partnerships, cash losses generated by the Project Partnerships are allocated to the general partners of those partnerships.  In subsequent years, cash profits, if any, are first allocated to the general partners to the extent of the allocation of prior years' cash losses.

Since Gateway invests as a limited partner, and therefore is not obligated to fund losses or make additional capital contributions, it does not recognize losses from individual Project Partnerships to the extent that these losses would reduce the investment in those Project Partnerships below zero.  In accordance with Emerging Issues Task Force (EITF) 98-13, once the net investment in a Project Partnership is reduced to zero, receivables due from the Project Partnership are decreased by Gateway’s share of Project Partnership losses.  The suspended losses will be used to offset future income from the individual Project Partnerships.  Any cash distributions received from Project Partnerships which have a zero investment balance are accounted for as distribution income in the period the cash distribution is received by Gateway.

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss.  No impairment loss has been recognized in the accompanying financial statements for the nine-month period ended December 31, 2007.  For the fiscal year ended March 31, 2007, impairment expense was recognized in the Statement of Operations in the following Series and in the following amounts: Series 7 - $76,196, Series 10 - $46,129, Series 11 - $345,321. The total impairment expense for all Series in Gateway for fiscal year 2007 was $467,646.  Refer to Note 5 – Investments in Project Partnerships for further details regarding the components of the Investments in Project Partnerships balance.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

Gateway, as a limited partner in the Project Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance and continued eligibility of Tax Credits.  If the cost of operating a property exceeds the rental income earned thereon, Gateway may deem it in its best interest to voluntarily provide funds in order to protect its investment.  Gateway does not guarantee any of the mortgages or other debt of the Project Partnerships.  No such funding to Project Partnerships occurred during the nine months ended December 31, 2007.

Cash and Cash Equivalents

Gateway's policy is to include short-term investments with an original maturity of three months or less in Cash and Cash Equivalents.  Short-term investments are comprised of money market mutual funds.

Concentrations of Credit Risk

Financial instruments which potentially subject Gateway to concentrations of credit risk consist of cash investments in a money market mutual fund whose investment advisor is a wholly owned subsidiary of Raymond James Financial, Inc. and U.S. Treasury securities.

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

Gateway holds variable interests in 128 VIE’s, which consist of Project Partnerships, of which Gateway is not the primary beneficiary.  Five of Gateway’s Project Partnership investments were determined not to be VIE’s.  Gateway’s maximum exposure to loss as a result of its involvement with unconsolidated VIE’s is limited to Gateway’s recorded investments in and receivables from those VIE’s, which is $3,625,412 at December 31, 2007.  Gateway may be subject to additional losses to the extent of any financial support that Gateway voluntarily provides to those Project Partnerships in the future.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

NOTE 3 - INVESTMENT IN SECURITIES:

The December 31, 2007 Balance Sheet includes Gateway Securities at cost, plus accreted interest income or unamortized premiums in the case of U.S. Treasury Notes, as applicable, of $58,278 for Series 7, $52,779 for Series 8, $52,358 for Series 9, $64,327 for Series 10 and $74,454 for Series 11.  The Gateway Securities are commonly held in a brokerage account maintained at Raymond James and Associates, Inc., an affiliate of the General Partners.  A separate accounting is maintained for each Series’ share of the investments.

	Estimated Market Value	Cost Plus Accreted Interest and Unamortized Premiums	Gross Unrealized Gains
Series 7	$ 287,337	$ 285,564	$ 1,773
Series 8	157,317	156,438	879
Series 9	191,121	188,482	2,639
Series 10	156,635	152,670	3,965
Series 11	247,790	240,960	6,830

As of December 31, 2007, the cost and accreted interest / unamortized premium of debt securities by contractual maturities is as follows:

	Series 7	Series 8	Series 9
Due within 1 year	$ 285,564	$ 156,438	$ 144,736
After 1 year through 5 years	0	0	43,746
Total Amount Carried on Balance Sheet	$ 285,564	$ 156,438	$ 188,482

	Series 10	Series 11	Total
Due within 1 year	$ 84,164	$ 164,798	$ 835,700
After 1 year through 5 years	68,506	76,162	188,414
Total Amount Carried on Balance Sheet	$ 152,670	$ 240,960	$1,024,114

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

For the nine months ended December 31, 2007 and 2006, the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

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

	2007	2006
Series 7	$ 64,197	$ 64,527
Series 8	66,765	67,115
Series 9	36,801	36,975
Series 10	25,152	25,529
Series 11	21,445	20,814
Total	$ 214,360	$ 214,690

General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis.  This expense is included in the Statement of Operations.

	2007	2006
Series 7	$ 88,799	$ 82,777
Series 8	97,906	91,266
Series 9	54,645	50,940
Series 10	34,153	31,837
Series 11	27,323	25,470
Total	$ 302,826	$ 282,290

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

As of December 31, 2007, Gateway had acquired a 99% interest in the profits, losses, and Tax Credits as a limited partner in Project Partnerships (Series 7 - 39, Series 8 - 43, and Series 9 - 24) which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Project Partnership agreement. Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

	SERIES 7		SERIES 8		SERIES 9
	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,
	2007	2007	2007	2007	2007	2007
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$7,732,089	$7,732,089	$7,586,105	$7,586,105	$4,914,116	$4,914,116

Loan receivable from Project Partnerships	-	-	24,220	-	-	-

Cumulative equity in losses of Project
Partnerships (1) (2)	(7,316,197)	(7,303,018)	(7,458,919)	(7,430,366)	(4,434,379)	(4,377,991)

Cumulative distributions received from
Project Partnerships	(254,435)	(254,317)	(184,949)	(183,684)	(158,694)	(156,970)

Investment in Project Partnerships before
Adjustment	161,457	174,754	(33,543)	(27,945)	321,043	379,155

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	793,335	793,335	549,773	549,773	244,087	244,087
Accumulated amortization of acquisition
fees and expenses	(275,516)	(255,911)	(153,711)	(144,095)	(92,462)	(83,423)

Reserve for Impairment of Investment in
Project Partnerships	(269,391)	(269,391)	-	-	(127,532)	(127,532)

Investments in Project Partnerships	$409,885	$442,787	$362,519	$377,733	$345,136	$412,287

(1) In accordance with Gateway's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $5,681,201 in Series 7, $6,407,849 in Series 8, and $2,166,828 in Series 9 for the period ended December 31, 2007; and cumulative suspended losses of $5,388,453 in Series 7, $6,190,831 in Series 8, and $2,054,048 in Series 9 for the year ended March 31, 2007 are not included.

(2) In accordance with Gateway's accounting policy to apply equity in losses of Project Partnerships to receivables from Project Partnerships, $24,220 in losses are included in Series 8 as of December 31, 2007. (See discussion of EITF 98-13 in Note 2 - Significant Accounting Policies.)

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

As of December 31, 2007, Gateway had acquired a 99% interest in the profits, losses, and Tax Credits as a limited partner in Project Partnerships (Series 10 - 15 and Series 11 - 12) which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Project Partnership agreement. Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

	SERIES 10		SERIES 11		TOTAL SERIES 7 - 11
	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,
	2007	2007	2007	2007	2007	2007
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$3,914,672	$3,914,672	$4,128,042	$4,128,042	$28,275,024	$28,275,024

Loan receivable from Project Partnerships	-	-	-	-	24,220	-

Cumulative equity in losses of Project
Partnerships (1)	(2,476,095)	(2,432,267)	(1,699,315)	(1,637,144)	(23,384,905)	(23,180,786)

Cumulative distributions received from
Project Partnerships	(216,030)	(209,368)	(182,924)	(181,137)	(997,032)	(985,476)

Investment in Project Partnerships before
Adjustment	1,222,547	1,273,037	2,245,803	2,309,761	3,917,307	4,108,762

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	196,738	196,738	290,335	290,335	2,074,268	2,074,268
Accumulated amortization of acquisition
fees and expenses	(125,488)	(107,408)	(173,117)	(147,995)	(820,294)	(738,832)

Reserve for Impairment of Investment in
Project Partnerships	(202,823)	(202,823)	(946,123)	(946,123)	(1,545,869)	(1,545,869)

Investments in Project Partnerships	$1,090,974	$1,159,544	$1,416,898	$1,505,978	$3,625,412	$3,898,329

(1) In accordance with Gateway's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $419,286 in Series 10 and $1,011,412 in Series 11 for the period ended December 31, 2007; and cumulative suspended losses of $421,709 in Series 10 and $941,227 in Series 11 for the year ended March 31, 2007 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 7 and Series 8 as of September 30 and the respective summarized statements of operations for the nine months ended September 30 of each year:

	SERIES 7		SERIES 8 (1)
	2007	2006	2007	2006
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$4,813,755	$4,485,287	$4,921,112	$4,381,778
Investment properties, net	24,891,149	26,164,360	26,149,940	27,528,755
Other assets	37,862	59,398	66,176	75,730
Total assets	$29,742,766	$30,709,045	$31,137,228	$31,986,263

Liabilities and Partners' Deficit:
Current liabilities	$469,241	$537,138	$938,778	$907,204
Long-term debt	35,409,985	35,642,424	37,297,268	37,532,816
Total liabilities	35,879,226	36,179,562	38,236,046	38,440,020

Partners' deficit
Limited Partner	(5,724,185)	(5,106,661)	(6,348,310)	(5,738,760)
General Partners	(412,275)	(363,856)	(750,508)	(714,997)
Total partners' deficit	(6,136,460)	(5,470,517)	(7,098,818)	(6,453,757)
Total liabilities and partners' deficit	$29,742,766	$30,709,045	$31,137,228	$31,986,263

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$4,025,469	$3,898,737	$4,094,808	$3,934,633
Expenses:
Operating expenses	2,660,382	2,588,646	2,596,395	2,510,967
Interest expense	567,685	571,617	610,654	623,092
Depreciation and amortization	1,106,418	1,104,690	1,136,208	1,113,939
Total expenses	4,334,485	4,264,953	4,343,257	4,247,998

Net loss	$(309,016)	$(366,216)	$(248,449)	$(313,365)

Other partners' share of net loss	$(3,089)	$(3,662)	$(2,878)	$(4,972)

Gateway's share of net loss	$(305,927)	$(362,554)	$(245,571)	$(308,393)
Suspended losses	292,748	337,406	217,018	294,195

Equity in Losses of Project Partnerships	$(13,179)	$(25,148)	$(28,553)	$(14,198)

(1)    As discussed in Note 4, an affiliate of the General Partner (Value Partners, Inc.) is the operating general partner in one of the Project Partnerships included in Series 8 above (Logan Heights).  The Logan Heights Project Partnership is not consolidated in Gateway's financial statements as Gateway's investment in Logan Heights is accounted for under the equity method.  The information below is included for related party disclosure purposes.  The Project Partnership's financial information for the periods ending September 2007 and September 2006 is as follows:

	September 2007	September 2006
Total Assets	$ 513,414	$ 569,456
Total Liabilities	806,826	816,901
Gateway Deficit	(176,649)	(131,142)
Other Partner's Deficit	(116,763)	(116,303)
Total Revenue	84,287	81,245
Net Loss	$ (8,168)	$ (4,886)

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 9 and Series 10 as of September 30 and the respective summarized statements of operations for the nine months ended September 30 of each year:

	SERIES 9		SERIES 10
	2007	2006	2007	2006
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$2,402,583	$2,313,427	$2,032,086	$1,892,404
Investment properties, net	15,219,253	15,893,803	11,541,980	11,914,334
Other assets	22,886	4,801	13,381	4,455
Total assets	$17,644,722	$18,212,031	$13,587,447	$13,811,193

Liabilities and Partners' Equity (Deficit):
Current liabilities	$94,021	$178,076	$230,389	$215,271
Long-term debt	19,818,860	19,934,839	12,982,207	13,054,976
Total liabilities	19,912,881	20,112,915	13,212,596	13,270,247

Partners' equity (deficit)
Limited Partner	(1,902,977)	(1,562,844)	802,441	947,250
General Partners	(365,182)	(338,040)	(427,590)	(406,304)
Total partners' equity (deficit)	(2,268,159)	(1,900,884)	374,851	540,946
Total liabilities and partners' equity (deficit)	$17,644,722	$18,212,031	$13,587,447	$13,811,193

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$2,072,220	$1,952,232	$1,402,835	$1,314,464
Expenses:
Operating expenses	1,350,412	1,278,850	924,779	881,245
Interest expense	311,489	318,788	170,932	177,147
Depreciation and amortization	581,196	575,898	349,431	349,419
Total expenses	2,243,097	2,173,536	1,445,142	1,407,811

Net loss	$(170,877)	$(221,304)	$(42,307)	$(93,347)

Other partners' share of net loss	$(1,709)	$(2,213)	$(902)	$(2,420)

Gateway's share of net loss	$(169,168)	$(219,091)	$(41,405)	$(90,927)
Suspended (unsuspended) losses	112,780	172,869	(2,423)	35,374

Equity in Losses of Project Partnerships	$(56,388)	$(46,222)	$(43,828)	$(55,553)

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 11 and Total Series 7 - 11 as of September 30 and the respective summarized statements of operations for the nine months ended September 30 of each year:

	SERIES 11		TOTAL SERIES 7 - 11
	2007	2006	2007	2006
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$1,175,479	$1,144,502	$15,345,015	$14,217,398
Investment properties, net	9,935,511	9,969,312	87,737,833	91,470,564
Other assets	272,127	266,167	412,432	410,551
Total assets	$11,383,117	$11,379,981	$103,495,280	$106,098,513

Liabilities and Partners' Equity (Deficit):
Current liabilities	$148,332	$135,433	$1,880,761	$1,973,122
Long-term debt	10,300,844	9,807,256	115,809,164	115,972,311
Total liabilities	10,449,176	9,942,689	117,689,925	117,945,433

Partners' equity (deficit)
Limited Partner	1,242,814	1,722,224	(11,930,217)	(9,738,791)
General Partners	(308,873)	(284,932)	(2,264,428)	(2,108,129)
Total partners' equity (deficit)	933,941	1,437,292	(14,194,645)	(11,846,920)
Total liabilities and partners' equity (deficit)	$11,383,117	$11,379,981	$103,495,280	$106,098,513

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$1,266,752	$1,247,792	$12,862,084	$12,347,858
Expenses:
Operating expenses	872,192	800,328	8,404,160	8,060,036
Interest expense	159,581	159,267	1,820,341	1,849,911
Depreciation and amortization	373,065	378,990	3,546,318	3,522,936
Total expenses	1,404,838	1,338,585	13,770,819	13,432,883

Net loss	$(138,086)	$(90,793)	$(908,735)	$(1,085,025)

Other partners' share of net loss	$(5,730)	$(4,162)	$(14,308)	$(17,429)

Gateway's share of net loss	$(132,356)	$(86,631)	$(894,427)	$(1,067,596)
Suspended losses	70,185	91,276	690,308	931,120

Equity in (Losses) Income of Project Partnerships	$(62,171)	$4,645	$(204,119)	$(136,476)

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

Distribution income arises from any cash distributions received from Project Partnerships which have a zero investment balance for financial reporting purposes.  Distribution income increased from $34,807 for the nine months ended December 31, 2006 to $46,572 for the nine months ended December 31, 2007 (an increase of $11,765, or 34%).  Distribution income will increase as more Project Partnership investment balances reach zero on Gateway’s books.  Interest income decreased from $77,239 for the nine months ended December 31, 2006 to $62,716 for the nine months ended December 31, 2007 (a decrease of $14,523, or 19%).  The decrease is a result of the decrease in Cash and Investment in Securities as compared to the prior year quarter.  Equity in Losses of Project Partnerships increased from $136,476 for the nine months ended December 31, 2006 to $204,119 for the nine months ended December 31, 2007.  The increase in Equity in Losses of Project Partnerships is a result of a greater increase in operating costs than in rental revenue of the Project Partnerships.

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

Total expenses of Gateway were $709,576 for the nine months ended December 31, 2007, an increase of $9,414 as compared to the nine months ended December 31, 2006 total expenses of $700,162.  The increase for the nine months ended December 31, 2007 results from increases in the expense of the General Partner in administering the business of Gateway.

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

The financial performance of each respective Series is summarized as follows:

Series 7 - Gateway closed this series on October 16, 1992 after receiving $10,395,000 from 635 Limited Partner investors.  Equity in Losses of Project Partnerships decreased $11,969 to $13,179 for the nine months ended December 31, 2007, as compared to $25,148 for the nine months ended December 31, 2006.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $1,106,418 and $1,104,690 for the nine months ended September 30, 2007 and 2006, respectively.)  As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes until the year of disposition.  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits that meet projections.

At December 31, 2007, the Series had $92,078 of short-term investments (Cash and Cash Equivalents).  Series 7 also had $85,395 in Zero Coupon Treasuries with annual maturities providing $86,000 in the current fiscal year.  In addition, the Series had $200,169 in U.S. Treasury Notes with a maturity value of $200,000 at June 30, 2008.  Management believes these sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued):

As disclosed on the statement of cash flows, the Series had a net loss of $179,414 for the nine months ended December 31, 2007.  However, after considering the Equity in Losses of Project Partnerships of $13,179 and the changes in operating assets and liabilities, net cash used in operating activities was $109,226.  Cash provided by investing activities totaled $22,286 consisting of $19,552 in cash distributions from the Project Partnerships and $203,000 from matured U.S. Treasury Notes, offset by $200,266 used to purchase U.S. Treasury Notes in July 2007.

Series 8 - Gateway closed this Series on June 28, 1993 after receiving $9,980,000 from 664 Limited Partner investors.  Equity in Losses of Project Partnerships increased $14,355 to $28,553 for the nine months ended December 31, 2007, as compared to $14,198 for the nine months ended December 31, 2006.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $1,136,208 and $1,113,939 for the nine months ended September 30, 2007 and 2006, respectively).  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits that met projections.

At December 31, 2007, the Series had $82,957 of short-term investments (Cash and Cash Equivalents).  Series 8 also had $81,375 in Zero Coupon Treasuries with annual maturities providing $82,000 in the current fiscal year.  In addition, the Series had $75,063 in U.S. Treasury Notes with a maturity value of $75,000 at June 30, 2008.  Management believes the sources of funds are sufficient to meet the current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $203,226 for the nine months ended December 31, 2007.  However, after considering the Equity in Losses of Project Partnerships of $28,553 and the changes in operating assets and liabilities, net cash used in operating activities was $123,562.  Cash provided by investing activities totaled $71,389 consisting of $19,489 in cash distributions from the Project Partnerships and $127,000 from matured U.S. Treasury Notes, offset by $75,100 used to purchase U.S. Treasury Notes in July 2007.

Series 9 - Gateway closed this Series on September 30, 1993 after receiving $6,254,000 from 406 Limited Partner investors.  Equity in Losses of Project Partnerships increased $10,166 to $56,388 for the nine months ended December 31, 2007, as compared to $46,222 for the nine months ended December 31, 2006.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $581,196 and $575,898 for the nine months ended September 30, 2007 and 2006, respectively.)  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits that met projections.

At December 31, 2007, the Series had $32,233 of short-term investments (Cash and Cash Equivalents).  Series 9 also had $88,398 in Zero Coupon Treasuries with annual maturities providing $45,000 in the current fiscal year and $47,000 in fiscal year 2009.  In addition, the Series had $100,084 in U.S. Treasury Notes with a maturity value of $100,000 at June 30, 2008.  Management believes the sources of funds are sufficient to meet the current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $162,617 for the nine months ended December 31, 2007.  However, after considering the Equity in Losses of Project Partnerships of $56,388 and the changes in operating assets and liabilities, net cash used in operating activities was $71,005.  Cash provided by investing activities totaled $33,194 consisting of $6,327 in cash distributions from the Project Partnerships and $127,000 from matured U.S. Treasury Notes, offset by $100,133 used to purchase U.S. Treasury Notes in July 2007.

Series 10 - Gateway closed this Series on January 21, 1994 after receiving $5,043,000 from 325 Limited Partner investors.  Equity in Losses of Project Partnerships decreased $11,725 to $43,828 for the nine months ended December 31, 2007, as compared to $55,553 for the nine months ended December 31, 2006.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $349,431 and $349,419 for the nine months ended September 30, 2007 and 2006, respectively.)  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits that met projections.

At December 31, 2007, the Series had $54,375 of short-term investments (Cash and Cash Equivalents).  Series 10 also had $102,628 in Zero Coupon Treasuries with annual maturities providing $34,000 in the current fiscal year, $36,000 in fiscal year 2009, and $40,000 in fiscal year 2010.  In addition, the Series had $50,042 in U.S. Treasury Notes with a maturity value of $50,000 at June 30, 2008.  Management believes the sources of funds are sufficient to meet the current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued):

    As disclosed on the statement of cash flows, the Series had a net loss of $123,931 for the nine months ended December 31, 2007.  However, after considering the Equity in Losses of Project Partnerships of $43,828 and the changes in operating assets and liabilities, net cash used in operating activities was $45,701.  Cash provided by investing activities totaled $59,725 consisting of $8,791 in cash distributions from the Project Partnerships and $101,000 from matured U.S. Treasury Notes, offset by $50,066 used to purchase U.S. Treasury Notes in July 2007.

    Series 11 - Gateway closed this Series on April 29, 1994 after receiving $5,127,000 from 330 Limited investors.  Equity in Losses of Project Partnerships increased $66,816 to $62,171 for the nine months ended December 31, 2007, as compared to income of $4,645 for the nine months ended December 31, 2006.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $373,065 and $378,990 for the nine months ended September 30, 2007 and 2006, respectively.)  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits that met projections.

    At December 31, 2007, the Series had $47,779 of short-term investments (Cash and Cash Equivalents).  Series 11 also had $115,854 in Zero Coupon Treasuries with annual maturities providing $40,000 in the current fiscal year, $42,000 in fiscal year 2009, $44,000 in fiscal year 2010.  In addition, the Series had $125,106 in U.S. Treasury Notes with a maturity value of $125,000 at June 30, 2008.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

    As disclosed on the statement of cash flows, the Series had a net loss of $135,219 for the nine months ended December 31, 2007.  However, after considering the Equity in Losses of Project Partnerships of $62,171 and the changes in operating assets and liabilities, net cash used in operating activities was $36,194.  Cash provided by investing activities totaled $30,803 consisting of $3,969 in cash distributions from Project Partnerships and $152,000 from matured U.S. Treasury Notes, offset by $125,166 used to purchase U.S. Treasury Notes in July 2007.

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

    As of December 31, 2007, thirty-nine of the Project Partnerships have reached the end of the Tax Credit compliance period.  However, all of the other ninety-four Project Partnerships will reach the end of the Tax Credit compliance period during one of the years ending December 31, 2008 through December 31, 2010.

Status Update on Unsold Project Partnerships:

    The following summarizes the most recent status of the sale/disposal process for the remaining Project Partnership investments held as of December 31, 2007:

Gateway has approved the sale to the general partner of the Project Partnership or a third party:

Series 8

Morningside Villa Apartments

    This approval is subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amount as approved by Gateway, should the transaction close without modification, the estimated net proceeds to Gateway from the sale of this Project Partnership is estimated to be $67,000, or $6.71 per limited partnership unit which would be available for distribution to the Series 8 Limited Partners subsequent to the closing of this sales transaction which would most likely occur within the next 18-month period.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued):

Gateway has consented to the general partner granting an option for either the general partner or a third-party to purchase the Project Partnership interest:

Series 7

Pioneer Village Apartments

 Should this option be exercised, the estimated net sales proceeds to Gateway from the sales transaction are estimated to be $157,000, or $15.10 per limited partnership unit potentially available for distribution to the Series 7 Limited Partners over the next 18 months.  This option to purchase could expire without being exercised which would result in no sales proceeds and remarketing of the Project Partnership, the results of which are undeterminable.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk:

As a small business issuer, no information is required.

Item 4.  Controls and Procedures:

As of the end of the period covered by this report, under the supervision and with the participation of Gateway’s management, including the General Managing Partnership’s chief executive and chief financial officers, an evaluation of the effectiveness of Gateway’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) was performed.  Based on this evaluation, such officers have concluded that Gateway’s disclosure controls and procedures were effective as of the date of that evaluation in alerting them in a timely manner to material information relating to Gateway required to be included in this report and Gateway’s other reports that it files or submits under the Securities Exchange Act of 1934.  There were no significant changes in Gateway’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 4T.  Controls and Procedures:

Not applicable to this report.

PART II – Other Information

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

GATEWAY TAX CREDIT FUND III, LTD. (A Florida Limited Partnership) By: Raymond James Tax Credit Funds, Inc. (Managing General Partner)

Date: February 14, 2008	By:/s/ Ronald M. Diner Ronald M. Diner President, Director

Date: February 14, 2008	By:/s/ Jonathan Oorlog Jonathan Oorlog Vice President and Chief Financial Officer

Date: February 14, 2008	By:/s/ Sandra C. Humphreys Sandra C. Humphreys Secretary and Treasurer