Form 10-K
period 2008-03-31
GATEWAY TAX CREDIT FUND III LTD
filed 2008-07-11
CIK 881716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

OR
               [ ]                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15[d] OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to__________

Commission File Number           0-21762

Gateway Tax Credit Fund III Ltd.
(Exact name of Registrant as specified in its charter)

Florida	59-3090386
(State or other jurisdiction	(IRS Employer No.)
of incorporation or organization)

880 Carillon Parkway	St. Petersburg, Florida 33716
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:	(727) 567-1000

Securities registered pursuant to Section 12(b) of the Act:        None
                   Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class:  Units of Limited Partnership Interest

Number of Record Holders
Title of Each Class	March 31, 2008
Limited Partnership Interest	2,123
General Partner Interest	2

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES [ ]	NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES [ ]	NO [X]

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]	NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K of any amendment to this Form 10-K.       [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [ ]	No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants most recently completed second fiscal quarter.

There is no market for the Registrant’s Limited Partnership interests.

DOCUMENTS INCORPORATED BY REFERENCE

Parts I, II, III and IV – Form S-11 Registration Statement
and all amendments and supplements thereto.
File No. 33-44238

PART I
Item 1.  Business

Gateway Tax Credit Fund III Ltd. (“Gateway”) is a Florida Limited Partnership.  The general partners are Raymond James Tax Credit Funds, Inc., the Managing General Partner, and Raymond James Partners, Inc., (collectively, the “General Partners”) both sponsors of Gateway Tax Credit Fund III Ltd. and wholly owned subsidiaries of Raymond James Financial, Inc.  Gateway was formed October 17, 1991 and commenced operations July 16, 1992 with the first admission of Limited Partners.

Gateway is engaged in only one industry segment, to acquire limited partnership interests in unaffiliated limited partnerships (“Project Partnerships”), each of which owns and operates one or more apartment complexes eligible for Low-Income Housing Tax Credits (“Tax Credits”) under Section 42 of the Internal Revenue Code, received over a ten year period.  Subject to certain limitations, Tax Credits may be used by Gateway's investors to reduce their income tax liability generated from other income sources.  Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of its Limited Partnership Agreement.  As of March 31, 2008, Gateway received capital contributions of $1,000 from the General Partners and from the Limited Partners: $10,395,000 in Series 7, $9,980,000 from Series 8, $6,254,000 from Series 9, $5,043,000 from Series 10 and $5,127,000 from Series 11.

Gateway offered Limited Partnership units in series.  Each series invests in a separate and distinct pool of Project Partnerships.  Net proceeds from each series were used to acquire Project Partnerships which are specifically allocated to such series.  Income or loss and all tax items from the Project Partnerships acquired by each series are specifically allocated among the Limited Partners of such series.

Operating profits and losses, cash distributions from operations and Tax Credits are allocated 99% to the Limited Partners and 1% to the General Partners.  Profit or loss and cash distributions from sales of property will be allocated as described in the Limited Partnership Agreement.

Gateway initially held investments in 133 Project Partnerships.  As more fully described in Item 7 herein, Gateway is presently in the process of disposing of its interests in Project Partnerships which have reached the end of their fifteen-year Tax Credit compliance period.  As of March 31, 2008, Gateway held investments in 132 Project Partnerships; 1 Project Partnership has been sold as of March 31, 2008.  Project Partnership investments by Series are as follows:  39 Project Partnerships for Series 7, 42 Project Partnerships for Series 8, 24 Project Partnerships for Series 9, 15 Project Partnerships for Series 10 and 12 Project Partnerships for Series 11.  Gateway acquired its interests in these properties by becoming a limited partner in the Project Partnerships that own the properties.  As of March 31, 2008, the capital received for each series was fully invested in Project Partnerships and management plans no new Project Partnership acquisitions in the future.  The primary source of funds for each series is the capital contributions from Limited Partner investors.

All but eight of the Project Partnerships are financed with mortgage loans from the Farmers Home Administration (now called United States Department of Agriculture - Rural Development) ("USDA-RD") under Section 515 of the Housing Act of 1949.  These mortgage loans are made at low interest rates for multi-family housing in rural and suburban areas, with the requirement that the interest savings be passed on to low income tenants in the form of lower rents.  A significant portion of the project partnerships also receive rental assistance from USDA-RD to subsidize certain qualifying tenants.  One property in Series 7 received conventional financing.  One property in Series 9, two properties in Series 10 and one property in Series 11 are fully financed through the HOME Investment Partnerships Program.  These HOME Program loans provide financing at rates of 0 % to 0.5% for a period of 15 to 42 years.  One property in Series 11 is partially financed by HOME.  Two properties in Series 11 received conventional financing.

Risks related to the operations of Gateway are described in detail on pages 29 through 38 of the Prospectus, as supplemented, contained in the Registration Statement, File No. 33-44238 (“Prospectus”), under the Caption "Risk Factors" which is incorporated herein by reference.  The investment objectives of Gateway are to:

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

Item 1.  Business (continued)

Gateway's goal is to invest in a diversified portfolio of Project Partnerships located in rural and suburban locations with a high demand for low income housing.  As of March 31, 2008 each Series' investor capital contributions were successfully invested in Project Partnerships which met the investment criteria.  Management anticipates that competition for tenants will only be with other low income housing projects and not with conventionally financed housing.  With a significant number of rural American households living below the poverty level in substandard housing, management believes there will be a continuing demand for affordable low income housing for the foreseeable future.

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

Of the original 133 Project Partnership investments, 39 have reached the end of their Tax Credit compliance period as of December 31, 2007 and those Project Partnerships that have yet to reach the end of the Tax Credit compliance period will do so during one of the years ending December 31, 2008 through December 31, 2010.  As of March 31, 2008, one of the Project Partnership investments has been sold and, in accordance with the Gateway partnership agreement, the entire net proceeds received from this sale are payable to the Limited Partners of that series of Gateway.

When Project Partnerships reach the end of their Tax Credit compliance period, Gateway initiates a process of disposing of its investments in the Project Partnerships.  The objective is to sell Gateway’s interest in the properties for fair market value and ultimately, when Gateway’s last Project Partnership investment is sold, liquidate Gateway.

Item 1A.  Risk Factors

Gateway, as a limited partner in the Project Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance and continued eligibility of Tax Credits.  If the cost of operating a property exceeds the rental income earned thereon, Gateway may deem it in its best interest to voluntarily provide funds in order to protect its investment.  No such contributions have been made during fiscal year 2008, 2007 or 2006.

Investors eventually may be allocated profits for tax purposes which exceed any cash Gateway distributes to them.  Under these circumstances, unless an investor has passive losses or credits to reduce such tax liability, the investor will have to pay federal income tax without a corresponding cash distribution from Gateway.  Similarly, in the event of a sale or foreclosure of an apartment complex, an investor may be allocated taxable income, resulting in a tax liability in excess of any cash distributed to the investor as a result of such event.

There is no assurance that investors will receive any cash distributions from the sale or disposal of a Project Partnership. The price at which a Project Partnership is sold may not be large enough to pay the mortgage and other expenses which must be paid at such time.

Item 1B.  Unresolved Staff Comments.

On January 29, 2008, Gateway received a letter ( the “Letter”)  from the staff of the Securities and Exchange Commission (the “Staff”) requesting responses from Gateway on a number of items arising from the Staff’s review of Gateway’s Form 10-K for the fiscal year ended March 31, 2007.  Not all of the comments and questions raised by the Staff in the Letter and subsequent replies have been resolved.  Specifically, there remains unresolved a question raised by the Staff regarding how Rule 4-08(g) of Regulation S-X should be applied to Gateway, either through its application at a registrant level (i.e., aggregating financial information in all Series in Gateway) or alternatively by application to each individual series within Gateway.

This Form 10-K has been prepared by application of Rule 4-08(g) of Regulation S-X at the registrant level, which is consistent with the methodology of Gateway’s prior year Form 10-K filings.  Depending upon the outcome of this matter, the Staff may determine additional disclosures to be required either in an Amended Form 10-K filing or in future Form 10-K filings.

Item 2.  Properties

Gateway holds an interest in properties through its limited partnership investments in Project Partnerships.  The largest single net investment as of March 31, 2008 in a Project Partnership for each respective Series is:  Series 7 is 18.5% of the Series' total assets and 3.1% of Gateway’s total assets, Series 8 is 17.6% of the Series’ total assets and 2.8% of Gateway’s total assets, Series 9 is 20.1% of the Series’ total assets and 2.6% of Gateway’s total assets, Series 10 is 24.9% of the Series’ total assets and 5.6% of Gateway’s total assets, and Series 11 is 24.3% of the Series’ total assets and 7.7% of Gateway’s total assets.  The following table provides certain summary information regarding the Project Partnerships in which Gateway had an interest as of December 31, 2007:

SERIES 7
PARTNERSHIP	LOCATION OF PROPERTY	# OF UNITS	DATE ACQUIRED	PROPERTY COST	OCCUPANCY RATE

Nottingham	Pisgah, AL	18	6/92	778,248	100%
Cedar Hollow	Waterloo, NE	24	7/92	1,043,802	100%
Sunrise	Mission, SD	44	7/92	2,759,873	93%
Mountain City	Mountain City, TN	40	8/92	1,668,530	100%
Burbank	Falls City, NE	24	8/92	1,062,971	100%
Washington	Bloomfield, NE	24	9/92	990,152	58%
BrookStone	McCaysville, GA	40	9/92	1,460,899	100%
Tazewell	New Tazewell, TN	44	9/92	1,784,080	100%
N. Irvine	Irvine, KY	24	9/92	1,031,363	100%
Horton	Horton, KS	24	9/92	932,540	79%
Manchester	Manchester, GA	42	9/92	1,474,516	100%
Waynesboro	Waynesboro, GA	24	9/92	819,325	100%
Lakeland II	Lakeland, GA	30	9/92	1,009,647	93%
Mt. Vernon	Mt. Vernon, GA	24	9/92	900,526	75%
Meadow Run	Dawson, GA	48	9/92	1,744,840	92%
Spring Creek II	Quitman, GA	24	9/92	808,475	100%
Warm Springs	Warm Springs, GA	22	9/92	822,692	95%
Blue Ridge	Blue Ridge, GA	41	9/92	1,339,143	98%
Walnut	Elk Point, SD	24	9/92	1,062,042	100%
Pioneer	Mountain View, AR	48	9/92	1,513,416	98%
Dilley	Dilley, TX	28	9/92	890,965	100%
Elsa	Elsa, TX	40	9/92	1,342,015	98%
Clinch View	Gate City, VA	42	9/92	1,869,134	100%
Jamestown	Jamestown, TN	40	9/92	1,597,559	100%
Leander	Leander, TX	36	9/92	1,167,030	100%
Louisa Sr.	Louisa, KY	36	9/92	1,441,396	100%
Orchard Commons	Crab Orchard, KY	12	9/92	450,887	100%
Vardaman	Vardaman, MS	24	9/92	927,449	100%
Heritage Park	Paze, AZ	32	9/92	1,649,581	97%
BrooksHollow	Jasper, GA	40	9/92	1,440,311	100%
Cavalry Crossing	Ft. Scott, KS	40	9/92	1,869,798	90%
Carson City	Carson City, KS	24	11/92	973,869	79%
Matteson	Capa, KS	24	11/92	963,622	75%
Pembroke	Pembroke, KY	16	12/92	588,717	100%
Robynwood	Cynthiana, KY	24	12/92	962,677	100%
Atoka	Atoka, OK	24	1/93	835,334	96%
Coalgate	Coalgate, OK	24	1/93	828,505	92%
Hill Creek	West Blocton, AL	24	11/93	991,547	100%
Cardinal	Mountain Home, AR	32	11/93	785,240	100%

Total Series 7		1,195		$46,582,716

The average effective rental income per unit for the year ended December 31, 2007 is $4,363 per year ($364 per month).

Item 2 - Properties (continued):

SERIES 8
PARTNERSHIP	LOCATION OF PROPERTY	# OF UNITS	DATE ACQUIRED	PROPERTY COST	OCCUPANCY RATE

Purdy	Purdy, MO	16	12/92	621,044	100%
Galena	Galena, KS	24	12/92	825,150	100%
Antlers 2	Antlers, OK	24	1/93	787,859	100%
Holdenville	Holdenville, OK	24	1/93	892,598	100%
Wetumka	Wetumka, OK	24	1/93	812,853	88%
Mariners Cove	Marine City, MI	32	1/93	1,124,591	88%
Mariners Cove Sr.	Marine City, MI	24	1/93	1,029,779	88%
Antlers	Antlers, OK	36	3/93	1,321,039	92%
Bentonville	Bentonville, AR	24	3/93	758,489	96%
Deerpoint	Elgin, AL	24	3/93	948,824	92%
Aurora	Aurora, MO	28	3/93	954,212	86%
Baxter	Baxter Springs, KS	16	4/93	585,113	100%
Arbor Gate	Bridgeport, AL	24	5/93	945,698	88%
Timber Ridge	Collinsville, AL	24	5/93	939,686	88%
Concordia Sr.	Concordia, KS	24	5/93	826,389	88%
Mountainburg	Mountainburg, AR	24	6/93	883,990	100%
Lincoln	Pierre, SD	25	5/93	1,148,196	100%
Fox Ridge	Russellville, AL	24	6/93	902,785	83%
Meadow View	Bridgeport, NE	16	6/93	744,269	88%
Sheridan	Auburn, NE	16	6/93	798,954	100%
Grand Isle	Grand Isle, ME	16	6/93	1,212,833	88%
Meadowview	Van Buren, AR	29	8/93	994,717	100%
Taylor	Taylor, TX	44	9/93	1,529,792	100%
Brookwood	Gainesboro, TN	44	9/93	1,817,225	100%
Pleasant Valley	Lynchburg, TN	33	9/93	1,356,470	100%
Reelfoot	Ridgely, TN	20	9/93	829,848	100%
River Rest	Newport, TN	34	9/93	1,442,986	100%
Kirskville	Kirksville, MO	24	9/93	831,492	92%
Cimmaron	Arco, ID	24	9/93	1,185,427	92%
Kenton	Kenton, OH	46	9/93	1,781,759	80%
Lovingston	Lovingston, VA	64	9/93	2,790,541	100%
Pontotoc	Pontotoc, MS	36	10/93	1,344,591	100%
So. Brenchley	Rexburg, ID	30	10/93	1,589,649	100%
Hustonville	Hustonville, KY	16	10/93	709,634	100%
Northpoint	Jackson, KY	24	10/93	1,114,796	100%
Brooks Field	Louisville, GA	32	10/93	1,177,141	100%
Brooks Lane	Clayton, GA	36	10/93	1,358,073	100%
Brooks Point	Dahlonega, GA	41	10/93	1,658,964	95%
Brooks Run	Jasper, GA	24	10/93	924,497	96%
Logan Heights	Russellville, KY	24	11/93	957,380	92%
Lakeshore 2	Tuskegee, AL	36	12/93	1,440,875	94%
Cottondale	Cottondale, FL	25	1/94	948,319	100%

Total Series 8		1,175		$46,848,527

The average effective rental income per unit for the year ended December 31, 2007 is $4,386 per year ($366 per month).

Item 2 - Properties (continued):

SERIES 9
PARTNERSHIP	LOCATION OF PROPERTY	# OF UNITS	DATE ACQUIRED	PROPERTY COST	OCCUPANCY RATE

Jay	Jay, OK	24	9/93	810,597	100%
Boxwood	Lexington, TX	24	9/93	770,939	100%
Stilwell 3	Stilwell, OK	16	9/93	587,132	75%
Arbor Trace	Lake Park, GA	24	11/93	918,358	100%
Arbor Trace 2	Lake Park, GA	42	11/93	1,806,434	100%
Omega	Omega, GA	36	11/93	1,407,304	89%
Cornell 2	Watertown, SD	24	11/93	1,246,038	92%
Elm Creek	Pierre, SD	24	11/93	1,276,897	96%
Marionville	Marionville, MO	20	11/93	783,538	95%
Lamar	Lamar, AR	24	12/93	904,325	83%
Mt. Glen	Heppner, OR	24	12/93	1,117,982	96%
Centreville	Centreville, AL	24	12/93	993,386	100%
Skyview	Troy, AL	36	12/93	1,443,657	89%
Sycamore	Coffeyville, KS	40	12/93	1,857,019	88%
Bradford	Cumberland, KY	24	12/93	1,000,208	100%
Cedar Lane	London, KY	24	12/93	963,841	100%
Stanton	Stanton, KY	24	12/93	959,149	100%
Abernathy	Abernathy, TX	24	1/94	781,898	79%
Pembroke	Pembroke, KY	24	1/94	950,827	92%
Meadowview	Greenville, AL	24	2/94	1,151,109	96%
Town Branch	Mt. Vernon, KY	24	12/93	937,356	100%
Fox Run	Ragland, AL	24	3/94	978,195	96%
Maple Street	Emporium, PA	32	3/94	1,715,881	97%
Manchester	Manchester, GA	18	5/94	735,449	94%

Total Series 9		624		$26,097,519

The average effective rental income per unit for the year ended December 31, 2007 is $4,267 per year ($356 per month).

Item 2 - Properties (continued):

SERIES 10
PARTNERSHIP	LOCATION OF PROPERTY	# OF UNITS	DATE ACQUIRED	PROPERTY COST	OCCUPANCY RATE

Redstone	Challis, ID	24	11/93	1,173,045	96%
Albany	Albany, KY	24	1/94	985,501	100%
Oak Terrace	Bonifay, FL	18	1/94	663,759	100%
Wellshill	West Liberty, KY	32	1/94	1,282,246	100%
Applegate	Florence, AL	36	2/94	1,867,757	100%
Heatherwood	Alexander, AL	36	2/94	1,651,761	100%
Peachtree	Gaffney, SC	28	3/94	1,207,541	96%
Donna	Donna, TX	50	1/94	1,778,667	100%
Wellsville	Wellsville, NY	24	2/94	1,450,795	100%
Tecumseh	Tecumseh, NE	24	4/94	1,151,329	88%
Clay City	Clay City, KY	24	5/94	1,052,460	100%
Irvine West	Irvine, KY	24	5/94	1,117,864	100%
New Castle	New Castle, KY	24	5/94	1,033,901	92%
Stigler	Stigler, OK	20	7/94	754,056	100%
Courtyard	Huron, SD	21	8/94	800,810	100%

Total Series 10		409		$17,971,492

The average effective rental income per unit for the year ended December 31, 2007 is $4,396 per year ($366 per month).

SERIES 11
PARTNERSHIP	LOCATION OF PROPERTY	# OF UNITS	DATE ACQUIRED	PROPERTY COST	OCCUPANCY RATE

Homestead	Pinetop, AZ	32	9/94	1,816,695	91%
Mountain Oak	Collinsville, AL	24	9/94	894,455	67%
Eloy	Eloy, AZ	24	11/94	1,036,240	83%
Gila Bend	Gila Bend, AZ	36	11/94	1,574,681	81%
Creekstone	Dallas, GA	40	12/94	2,008,604	88%
Tifton	Tifton, GA	36	12/94	1,706,886	100%
Cass Towne	Cartersville, GA	10	12/94	349,526	90%
Warsaw	Warsaw, VA	56	12/94	3,425,028	100%
Royston	Royston, GA	25	12/94	934,609	100%
Red Bud	Mokane, MO	8	12/94	302,699	100%
Cardinal	Mountain Home, AR	32	12/94	512,292	100%
Parsons	Parsons, KS	38	12/94	1,416,704	79%

Total Series 11		361		$15,978,419

The average effective rental income per unit for the year ended December 31, 2007 is $4,610 per year ($384 per month).

Item 2 - Properties (continued):

A summary of the book value of the fixed assets of the Project Partnerships as of December 31, 2007, 2006 and 2005
is as follows:
	12/31/2007
	SERIES 7	SERIES 8	SERIES 9
Land	$1,756,669	$1,947,646	$1,099,659
Land Improvements	299,050	423,554	230,418
Buildings	42,429,742	42,154,871	23,761,563
Furniture and Fixtures	2,090,121	2,322,456	1,005,879
Construction in Process	7,134	0	0

Properties, at Cost	46,582,716	46,848,527	26,097,519
Less: Accum Depr.	21,787,463	21,803,677	10,955,123

Properties, Net	$24,795,253	$25,044,850	$15,142,396

	SERIES 10	SERIES 11	TOTAL
Land	$648,625	$599,197	$6,051,796
Land Improvements	119,284	22,242	1,094,548
Buildings	16,565,186	14,702,954	139,614,316
Furniture and Fixtures	638,397	654,026	6,710,879
Construction in Process	0	0	7,134

Properties, at Cost	17,971,492	15,978,419	153,478,673
Less: Accum Depr.	6,378,478	6,078,106	67,002,847

Properties, Net	$11,593,014	$9,900,313	$86,475,826

	12/31/2006
	SERIES 7	SERIES 8	SERIES 9
Land	$1,628,119	$1,978,809	$1,099,659
Land Improvements	416,701	446,554	214,171
Buildings	42,317,581	43,601,388	23,734,613
Furniture and Fixtures	2,127,121	2,066,954	1,167,340
Construction in Process	0	0	0

Properties, at Cost	46,489,522	48,093,705	26,215,783
Less: Accum Depr.	20,491,955	20,807,872	10,415,334

Properties, Net	$25,997,567	$27,285,833	$15,800,449

	SERIES 10	SERIES 11	TOTAL
Land	$648,625	$599,197	$5,954,409
Land Improvements	111,805	47,002	1,236,233
Buildings	16,457,363	14,647,240	140,758,185
Furniture and Fixtures	701,063	577,819	6,640,297
Construction in Process	0	0	0

Properties, at Cost	17,918,856	15,871,258	154,589,124
Less: Accum Depr.	6,027,529	5,562,727	63,305,417

Properties, Net	$11,891,327	$10,308,531	$91,283,707

Item 2 - Properties (continued):

	12/31/2005
	SERIES 7	SERIES 8	SERIES 9
Land	$1,635,366	$1,978,809	$1,099,659
Land Improvements	391,926	424,067	207,602
Buildings	42,278,279	43,481,828	23,676,553
Furniture and Fixtures	1,985,906	1,976,324	1,126,301
Construction in Process	0	0	0

Properties, at Cost	46,291,477	47,861,028	26,110,115
Less: Accum Depr.	19,022,427	19,218,334	9,640,414

Properties, Net	$27,269,050	$28,642,694	$16,469,701

	SERIES 10	SERIES 11	TOTAL
Land	$648,625	$599,197	$5,961,656
Land Improvements	94,649	22,242	1,140,486
Buildings	16,425,612	14,415,086	140,277,358
Furniture and Fixtures	663,802	626,431	6,378,764
Construction in Process	0	0	0

Properties, at Cost	17,832,688	15,662,956	153,758,264
Less: Accum Depr.	5,569,061	5,314,654	58,764,890

Properties, Net	$12,263,627	$10,348,302	$94,993,374

Item 3.  Legal Proceedings

Gateway is not a party to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

As of March 31, 2008, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.  Market for the Registrant's Securities and Related Security Holder Matters

(a)
Gateway's Limited Partnership interests are not publicly traded.  There is no market for Gateway's Limited Partnership interests and it is unlikely that any will develop.  No transfers of Limited Partnership Interests are permitted without the prior written consent of the Managing General Partner.  There have been numerous transfers from inception to date with most being from individuals to their trusts or heirs.  The Managing General Partner is not aware of the price at which Limited Partnership units are transferred.  The criteria for and the details regarding transfers are found on pages A-28 and A-29 of the Limited Partnership Agreement under ARTICLE XII under the caption “Transfers of Units” found in the Prospectus, which is incorporated herein by reference.

There have been no distributions paid to Limited Partner investors from inception to date.

(b)	Approximate Number of Equity Security Holders:

Number of Holders
Title of Class                                                              as of March 31, 2008
Limited Partner Interest                                                         2,123
General Partner Interest                                                               2

Item 6.  Selected Financial Data

FOR THE YEARS ENDED MARCH 31,
SERIES 7	2008	2007	2006	2005	2004
Total Revenues	$ 36,085	$ 27,050	$ 21,470	$ 24,233	$ 14,725
Net Loss	(345,647)	(366,648)	(467,796)	(261,487)	(261,362)
Equity in Loss of Project Partnerships	(28,789)	(78,519)	(92,380)	(139,599)	(130,277)
Total Assets	650,076	906,324	1,186,879	1,561,768	1,737,330
Investments In Project Partnerships	284,147	442,787	641,745	965,655	1,127,941
Per Weighted Average Limited Partnership Unit: (A) Tax Credits Portfolio Income Passive Loss	0 10.02 (94.93)	.96 8.15 (98.00)	8.05 6.16 (100.77)	21.36 4.56 (109.79)	92.87 5.38 (121.02)
Net Loss	(32.92)	(34.92)	(44.55)	(24.90)	(24.89)

Item 6.  Selected Financial Data (continued)

FOR THE YEARS ENDED MARCH 31,
SERIES 8	2008	2007	2006	2005	2004
Total Revenues	$ 29,379	$ 15,890	$ 16,963	$ 16,447	$ 20,098
Net Loss	(251,652)	(240,629)	(216,489)	(179,166)	(176,442)
Equity in Loss of Project Partnerships	(54,012)	(15,683)	(29,928)	(41,395)	(39,434)
Total Assets	625,123	741,918	893,391	1,013,718	1,163,295
Investments In Project Partnerships	296,532	377,733	415,344	461,161	512,795
Per Weighted Average Limited Partnership Unit: (A) Tax Credits Portfolio Income Passive Loss	0 12.04 (110.05)	1.55 10.68 (110.42)	16.92 7.30 (110.88)	56.12 5.23 (121.46)	140.61 5.04 (127.45)
Net Loss	(31.71)	(23.87)	(21.48)	(17.77)	(17.50)

FOR THE YEARS ENDED MARCH 31,
SERIES 9	2008	2007	2006	2005	2004
Total Revenues	$ 8,514	$ 6,166	$ 4,437	$ 7,752	$ 4,246
Net Loss	(242,723)	(248,128)	(341,082)	(234,846)	(311,941)
Equity in Loss of Project Partnerships	(100,405)	(117,893)	(101,726)	(157,684)	(230,291)
Total Assets	502,778	694,273	893,314	1,180,228	1,395,878
Investments In Project Partnerships	292,761	412,287	550,442	798,862	967,040
Per Weighted Average Limited Partnership Unit: (A) Tax Credits Portfolio Income Passive Loss	0 8.73 (112.02)	0 7.40 (103.96)	6.34 5.41 (90.51)	102.00 3.98 (105.86)	153.39 4.44 (112.92)
Net Loss	(38.42)	(39.28)	(53.99)	(37.18)	(49.38)

Item 6.  Selected Financial Data (continued)

FOR THE YEARS ENDED MARCH 31,
SERIES 10	2008	2007	2006	2005	2004
Total Revenues	$ 2,129	$ 2,563	$ 2,561	$ 2,511	$ 1,932
Net Loss	(561,574)	(261,712)	(355,932)	(186,236)	(228,743)
Equity in Loss of Project Partnerships	(75,336)	(113,347)	(111,553)	(133,597)	(175,628)
Total Assets	872,011	1,398,676	1,626,672	1,945,888	2,223,393
Investments In Project Partnerships	672,563	1,159,544	1,360,959	1,661,049	1,815,475
Per Weighted Average Limited Partnership Unit: (A) Tax Credits Portfolio Income Passive Loss	0 9.28 (79.58)	0 8.75 (91.68)	9.58 7.55 (90.73)	106.09 6.36 (111.19)	151.14 6.94 (89.01)
Net Loss	(110.24)	(51.38)	(69.87)	(36.58)	(44.91)

FOR THE YEARS ENDED MARCH 31,
SERIES 11	2008	2007	2006	2005	2004
Total Revenues	$ 2,782	$ 3,382	$ 3,382	$ 2,783	$ 2,182
Net Loss	(628,777)	(470,714)	(776,165)	(153,967)	(143,577)
Equity in Loss of Project Partnerships	(74,752)	(32,981)	(96,562)	(112,606)	(101,608)
Total Assets	1,220,597	1,821,412	2,271,082	3,034,176	3,228,629
Investments In Project Partnerships	935,152	1,505,978	1,926,349	2,664,780	2,799,412
Per Weighted Average Limited Partnership Unit: (A) Tax Credits Portfolio Income Passive Loss	0 7.55 (67.19)	8.57 6.61 (56.12)	110.21 5.75 (52.47)	145.72 4.33 (99.03)	147.19 4.71 (75.39)
Net Loss	(121.41)	(90.89)	(149.87)	(29.73)	(27.72)

FOR THE YEARS ENDED MARCH 31,
TOTAL SERIES 7 - 11	2008	2007	2006	2005	2004
Total Revenues	$ 78,889	$ 55,051	$ 48,813	$ 53,726	$ 43,183
Net Loss	(2,030,373)	(1,587,831)	(2,157,464)	(1,015,702)	(1,122,065)
Equity in Loss of Project Partnerships	(333,294)	(358,423)	(432,149)	(584,881)	(677,238)
Total Assets	3,870,585	5,562,603	6,871,338	8,735,778	9,748,525
Investments In Project Partnerships	2,481,155	3,898,329	4,894,839	6,551,507	7,222,663

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

The Managing General Partner monitors developments in the area of legal and regulatory compliance.  For example, the Sarbanes-Oxley Act of 2002 (the “Act”) mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas, and certain provisions of the Act have been implemented by Gateway and other provisions will be implemented by Gateway in subsequent years.  In light of these additional requirements of the Act, Gateway has and expects to continue to incur increased expenses related to compliance with the Act.

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

Distribution income arises from any cash distributions received from Project Partnerships which have a zero investment balance for financial reporting purposes.  Distribution income increased 43% in fiscal year 2008 to $78,889, an increase of $23,838 from the fiscal year 2007 distribution income of $55,051, which represented a $6,238 or 13% increase as compared to distribution income of $48,813 in fiscal year 2006.

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

Total expenses of Gateway were $1,921,489 for the fiscal year ended March 31, 2008, an increase of $536,421 as compared to the fiscal year 2007 total expenses of $1,385,068, which represented a $485,465 decrease in total expenses as compared to the fiscal year 2006 amount of $1,870,533.  Impairment expense represents a significant component of total expenses in fiscal year 2008, 2007 and 2006.  Impairment expense is a non-cash element of expense that arises whenever events or changes in circumstances indicate that the recorded carrying value of a respective Investment in Project Partnership may not be recoverable.  During fiscal years 2008, 2007 and 2006, impairment expense was recorded in the aggregate amount of $962,003, $467,646, and $1,078,223, respectively.  Net of this impairment expense, expenses of Gateway increased $42,064, or 5% in fiscal year 2008 versus fiscal year 2007. The increase in fiscal year 2008 results from increases in the expense of the General Partner in administering the business of Gateway.  The fiscal year 2007 expense represented a $125,112, or 16%, increase over the fiscal year 2006 amount of $792,310 net of impairment expense.

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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

For the year ended March 31, 2008 the Project Partnerships reported losses of $333,294 which represents a $25,129 decrease as compared to the losses from Project Partnerships for the year ended March 31, 2007 of $358,423.  For the fiscal year ended March 31, 2006, the Project Partnerships reported a loss of $432,149.  Typically, it is customary in the low-income housing Tax Credit industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  Since Gateway invests as a limited partner in Project Partnerships, and is therefore not obligated to fund losses or make additional capital contributions, Gateway does not recognize losses from individual Project Partnerships to the extent that these losses would reduce the investment balance below zero.  Therefore, as the Project Partnership investments mature and the Investments in Project Partnership balances decrease over time, the losses from Project Partnerships recorded by Gateway decrease.

In fiscal year 2008, the Gain on Sale of Project Partnerships amounted to $68,000 as compared to $0 for the fiscal years 2007 and 2006.  As more fully discussed herein, one Project Partnership investment was sold in fiscal year 2008 as compared to none in fiscal years 2007 and 2006.  The amount of the gain or loss on a sale of a Project Partnership and the year in which it is recognized on the Statement of Operations is dependent upon the specifics related to each sale transaction.  Refer to the discussion of the Project Partnership sold in the exit strategy section that follows.

In total, Gateway reported a net loss of $2,030,373 from operations for the year ended March 31, 2008.  Cash and Cash Equivalents increased by $161,946 but Investments in Securities decreased by $308,359.  Of the Cash and Cash Equivalents on hand as of March 31, 2008, $68,000 is payable to the Series 8 Limited Partners arising from the sale of one Project Partnership during fiscal year 2008; such distribution to those certain Limited Partners will occur in fiscal year 2009.  After consideration of these sales proceeds, Cash and Cash Equivalents and Investments in Securities decreased $214,413 as compared to the prior year-end balances.

The financial performance of each respective Series is summarized as follows:

   Series 7 - Gateway closed this series on October 16, 1992 after receiving $10,395,000 from 635 Limited Partner investors.  As of March 31, 2008, the series had invested $7,732,089 in 39 Project Partnerships located in 14 states containing 1,195 apartment units.  Average occupancy of the Project Partnerships was 96% at December 31, 2007.

Equity in Loss of Project Partnerships for the year ended March 31, 2008 of $28,789 was $49,730 less than the Equity in Loss of Project Partnerships for the year ended March 31, 2007 which amounted to $78,519.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $1,472,897, $1,475,207, and $1,495,597 for the years ended December 31, 2005, 2006 and 2007, respectively).  As a result, management expects that this Series, as well as the Series described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes.  Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  For the fiscal years ended March 31, 2008, 2007 and 2006, impairment expense of $99,867, $76,196, and $193,195 were recognized in Series 7, respectively.  Overall management believes the Project Partnerships are operating as expected and generated Tax Credits which met projections.

At March 31, 2008, the Series had $162,586 of Cash and Cash Equivalents.  In addition, the Series had $202,647 in U.S. Treasury Notes with a maturity value of $200,000 at June 30, 2008.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $345,647 for the year ended March 31, 2008.  However, after considering the Equity in Loss of Project Partnerships of $28,789 and the changes in operating assets and liabilities, net cash used in operating activities was $145,300.  Cash provided by investing activities totaled $128,868 consisting of $40,134 in cash distributions from the Project Partnerships and $289,000 from matured investment securities ($203,000 in U.S. Treasury Notes and $86,000 in Zero Coupon Treasuries), offset by $200,266 used to purchase U.S. Treasury Notes in July 2007.

   Series 8 - Gateway closed this Series on June 28, 1993 after receiving $9,980,000 from 664 Limited Partner investors.  As of March 31, 2008, the series had invested $7,400,711 in 42 Project Partnerships located in 18 states containing 1,175 apartment units.  Average occupancy of the Project Partnerships was 94% at December 31, 2007.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Equity in Loss of Project Partnerships for the year ended March 31, 2008 of $54,012 was $38,329 more than the Equity in Loss of Project Partnerships for the year ended March 31, 2007 which amounted to $15,683.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $1,485,669, $1,514,946, and $1,489,012 for the years ended December 31, 2005, 2006 and 2007, respectively).  Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  For the fiscal year ended March 31, 2008, impairment expense of $31,346 was recognized.  There was no impairment expense in fiscal years 2007 and 2006.  Overall management believes the Project Partnerships are operating as expected and generated Tax Credits which met projections.

At March 31, 2008, the Series had $252,598 of Cash and Cash Equivalents.  In addition, the Series had $75,993 in U.S. Treasury Notes with a maturity value of $75,000 at June 30, 2008.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $251,652 for the year ended March 31, 2008.  However, after adjusting for Equity in Loss of Project Partnerships of $54,012 and the changes in operating assets and liabilities, net cash used in operating activities was $120,736.  Cash provided by investing activities totaled $238,204 consisting of $36,304 in cash distributions from the Project Partnerships, $68,000 in net proceeds from the Sale of Project Partnership (refer to the exit strategy section herein for more detailed discussion of this sale of Project Partnership), and $209,000 from matured investment securities ($127,000 in U.S. Treasury Notes and $82,000 in Zero Coupon Treasuries), offset by $75,100 used to purchase U.S. Treasury Notes in July 2007.

   Series 9 - Gateway closed this Series on September 30, 1993 after receiving $6,254,000 from 406 Limited Partner investors.  As of March 31, 2008, the series had invested $4,914,116 in 24 Project Partnerships located in 11 states containing 624 apartment units.  Average occupancy of the Project Partnerships was 94% at December 31, 2007.

Equity in Loss of Project Partnerships for the year ended March 31, 2008 of $100,405 was $17,488 less than the Equity in Loss of Project Partnerships for the year ended March 31, 2007 which amounted to $117,893.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $767,851, $774,921, and $784,023 for the years ended December 31, 2005, 2006 and 2007, respectively).  Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  There was no impairment expense in fiscal year 2008 and 2007.  For the fiscal year ended March 31, 2006 impairment expense of $127,532 was recognized.  Overall management believes the Project Partnerships are operating as expected and generated Tax Credits which met projections.

At March 31, 2008, the Series had $64,247 of Cash and Cash Equivalents.  Series 9 also had $44,447 in Zero Coupon Treasuries with annual maturities providing $45,000 in the current fiscal year and $47,000 in fiscal year 2009.  In addition, the Series had $101,323 in U.S. Treasury Notes with a maturity value of $100,000 at June 30, 2008.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $242,723 for the year ended March 31, 2008.  However, after considering the Equity in Loss of Project Partnerships of $100,405 and the changes in operating assets and liabilities, net cash used in operating activities was $93,246.  Cash provided by investing activities totaled $87,449 consisting of $15,582 in cash distributions from the Project Partnerships and $172,000 from matured investment securities ($127,000 in U.S. Treasury Notes and $45,000 in Zero Coupon Treasuries), offset by $100,133 used to purchase U.S. Treasury Notes in July 2007.

   Series 10 - Gateway closed this Series on January 21, 1994 after receiving $5,043,000 from 325 Limited Partner investors.  As of March 31, 2008, the series had invested $3,914,672 in 15 Project Partnerships located in 10 states containing 409 apartment units.  Average occupancy of the Project Partnerships was 98% at December 31, 2007.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Equity in Loss of Project Partnerships for the year ended March 31, 2008 of $75,336 was $38,011 less than the Equity in Loss of Project Partnerships for the year ended March 31, 2007 which amounted to $113,347.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $466,542, $465,986, and $479,429 for the years ended December 31, 2005, 2006, and 2007, respectively).  Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  For the fiscal years ended March 31, 2008, 2007, and 2006, impairment expense of $376,185, $46,129, and $156,694 were recognized, respectively.  Overall, management believes the Project Partnerships are operating as expected and generated Tax Credits which met projections.

At March 31, 2008, the Series had $79,049 of Cash and Cash Equivalents.  Series 10 also had $69,737 in Zero Coupon Treasuries with annual maturities providing $34,000 in fiscal year 2008 increasing to $40,000 in fiscal year 2010.  In addition, the Series had $50,662 in U.S. Treasury Notes with a maturity value of $50,000 at June 30, 2008.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $561,574 for the year ended March 31, 2008.  However, after considering the Equity in Loss of Project Partnerships of $75,336 and the changes in operating assets and liabilities, net cash used in operating activities was $59,719.  Cash provided by investing activities totaled $98,417 consisting of $13,483 in cash distributions from the Project Partnerships and $135,000 from matured investment securities ($101,000 in U.S. Treasury Notes and $34,000 in Zero Coupon Treasuries), offset by $50,066 used to purchase U.S. Treasury Notes in July 2007.

   Series 11 - Gateway closed this Series on April 29, 1994 after receiving $5,127,000 from 330 Limited investors.  As of March 31, 2008 the series had invested $4,128,042 in 12 Project Partnerships located in 7 states containing 361 apartment units.  Average occupancy of the Project Partnerships was 90% at December 31, 2007.

Equity in Loss of Project Partnerships for the year ended March 31, 2008 of $74,752 was $41,771 more than the Equity in Loss of Project Partnerships for the year ended March 31, 2007 which amounted to $32,981.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $506,550, $498,431, and $529,741 for the years ended December 31, 2005, 2006, and 2007, respectively).  Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  For the fiscal years ended March 31, 2008, 2007, and 2006, impairment expense of $454,605, $345,321, and $600,802 were recognized, respectively.  Overall, management believes the Project Partnerships are operating as expected and generated Tax Credits which met projections.

At March 31, 2008, the Series had $81,179 of Cash and Cash Equivalents.  Series 11 also had $77,612 in Zero Coupon Treasuries with annual maturities providing $40,000 in fiscal year 2008 increasing to $44,000 in fiscal year 2010.  In addition, the Series had $126,654 in U.S. Treasury Notes with a maturity value of $125,000 at June 30, 2008.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $628,777 for the year ended March 31, 2008.  However, after considering the Equity in Loss of Project Partnerships of $74,752 and the changes in operating assets and liabilities, net cash used in operating activities was $49,579.  Cash provided by investing activities totaled $77,588, consisting of $10,754 in cash distributions from Project Partnerships and $192,000 from matured investment securities ($152,000 in U.S. Treasury Notes and $40,000 in Zero Coupon Treasuries), offset by $125,166 used to purchase U.S. Treasury Notes in July 2007.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Critical Accounting Estimates

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss.  For the fiscal year ended March 31, 2008, impairment expense was recognized in the Statement of Operations in the following Series and in the following amounts:  Series 7 - $99,867, Series 8 - $31,346, Series 10 - $376,185, and Series 11 - $454,605.  The total impairment expense for all Series in Gateway for fiscal year 2008 was $962,003.  For the fiscal year ended March 31, 2007, impairment expense was recognized in the Statement of Operations in the following Series and in the following amounts: Series 7 - $76,196, Series 10 - $46,129, and Series 11 - $345,321.  The total impairment expense for all Series in Gateway for fiscal year 2007 was $467,646.  For the fiscal year ended March 31, 2006, impairment expense was recognized in the Statement of Operations in the following Series and in the following amounts:  Series 7 - $193,195, Series 9 - $127,532, Series 10 - $156,694, and Series 11 - $600,802.  The total impairment expense for all Series in Gateway for fiscal year 2006 was $1,078,223.  Impairment loss is an estimate based on management's knowledge and experience.  Accordingly, actual results could differ from these estimates.

Recent Accounting Changes

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS No. 157"), which provides enhanced guidance for using fair value to measure assets and liabilities.  FAS No. 157 establishes a common definition of fair value and provides a framework for measuring fair value under U.S. general accepted accounting principles and expands disclosure requirements about fair value measurements.  FAS  No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In February 2008, the FASB issued FASB Staff Position ("FSP") 157-2, "Effective Date of FASB Statement No. 157", which delays the effective date of FAS No. 157 for all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis until November 15, 2008.  Gateway will adopt FAS No. 157 effective in fiscal year 2009.  The adoption of this standard is not expected to have a material impact on Gateway’s financial position, operations or cash flow.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("FAS  No. 159"), which permits entities to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Gateway will adopt FAS No. 159 in fiscal year 2009.  The adoption of this standard is not expected to have a material impact on Gateway’s financial position, operations or cash flow.

Exit Strategy Upon expiration of the Project Partnership Tax Credit Compliance Period

The IRS compliance period for low-income housing Tax Credit properties is generally 15 years from occupancy following construction or rehabilitation completion.When Project Partnerships reach the end of their tax credit compliance period, Gateway will initiate the process of disposing of its investment in the Project Partnership, the objective of the process is to sell Gateway’s interest in the properties for fair market value and ultimately, when Gateway’s last Project Partnership investment is sold, liquidate Gateway.  Generally, the market for Project Partnerships is limited.  Some of the factors which negatively impact the marketability of these projects include (1) requirements by government agencies that the project’s mortgagor continue to maintain the property in the low-income housing program, and (2) the mortgage balance of the property is very near the initial balance as a result of the heavily subsidized debt of the Project Partnerships and lengthy (usually 50 year) amortization periods.

As of March 31, 2008, Gateway holds a limited partner interest in 132 Project Partnerships which own and operate government assisted multi-family housing complexes.  Project investments by Series are as follows:  39 Project Partnerships for Series 7, 42 Project Partnerships for Series 8, 24 Project Partnerships for Series 9, 15 Project Partnerships for Series 10, and 12 Project Partnerships for Series 11.  As of December 31, 2007, 39 of the Project Partnerships had reached the end of their Tax Credit compliance period.  However, all of the other 94 Project Partnerships will reach the end of the Tax Credit compliance period during one of the years ending December 31, 2008 through December 31, 2010.  As of March 31, 2008, one of the Project Partnerships has been sold (in Series 8) and, in accordance with the Gateway partnership agreement, the entire net proceeds received from this sale will be distributed to the Limited Partners of that Series.  Gateway at one time held investments in 133 Project Partnerships (39 in Series 7, 43 in Series 8, 24 in Series 9, 15 in Series 10, and 12 in Series 11).  A summary of the sale transaction for all Project Partnerships sold during the past three fiscal years are summarized below:

Fiscal Year 2008 Disposition Activity:

Series 8

Transaction Month / Year	Project Partnership	Net Proceeds	Net Proceeds Per LP Unit	Gain (Loss) on Disposal
March 2008	Morningside Villa	$ 68,000	$ 6.81	$ 68,000
$ 68,000

The net proceeds from the sale of Morningside Villa are a component of the Distribution Payable on the Balance Sheet as of March 31, 2008.  These net proceeds will be distributed to the Series 8 Limited Partners during fiscal year 2009.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Status Update on Unsold Project Partnerships:

The following summarizes the most recent status of the sale/disposal process for the Project Partnership investments held as of March 31, 2008:

Gateway has consented to the general partner granting an option for either the general partner or a third-party to purchase the Project Partnership interest:

Series 7

Pioneer Apartments, an Arkansas Limited Partnership	Spring Creek Apartments II, L.P.

Should both of these options be exercised, the estimated net sales proceeds to Gateway from the sales transactions are estimated to be $201,000, or $19.34 per limited partnership unit potentially available for distribution to the Series 7 Limited Partners over the next 18 months.  These options to purchase could expire without being exercised which would result in no sales proceeds and remarketing of the Project Partnerships, the results of which are undeterminable.

Project Partnerships currently or previously listed for sale on a commercial real estate for sale website or listed for sale by the general partner of the Project Partnership:

Series 7

Cedar Hollow Apartments Limited Partnership	Sunrise I Apartments Limited Partnership
Burbank Apartments Limited Partnership	Washington Apartments Limited Partnership
Walnut Apartments Limited Partnership

Disclosure of Contractual Obligations

		Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations
Capital Lease Obligations
Operating Lease Obligations
Purchase Obligations
Other Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	$2,606,220 (1)	239,626	0	0	2,366,594

(1)  The Other Liabilities represent the asset management fees and other general and administrative expense reimbursements owed to the General Partners as of March 31, 2008.  This payable is unsecured, due on demand and, in accordance with the limited partnership agreement, non-interest bearing.  As referred to in Note 4, the Managing General Partner does not intend to demand payment of the portion of this balance reflected as due later than one year within the next twelve months.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, no information is required.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Gateway Tax Credit Fund III Ltd.

We have audited the accompanying balance sheets of Gateway Tax Credit Fund III Ltd. (a Florida Limited Partnership) – Series 7 through 11, in total and for each series, as of March 31, 2008 and 2007, and the related statements of operations, partners’ equity (deficit), and cash flows for the total partnership and for each of the series for each of the years in the three-year period ended March 31, 2008.  Gateway’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the financial statements of certain Project Partnerships for which net losses of $64,475 are included in the total partnership loss for the year ended March 31, 2006; and of the loss for Series 7 for the year ended March 31, 2006, $0; and of the loss for Series 8 for the year ended March 31, 2006, $21,534; and of the loss for Series 9 for the year ended March 31, 2006, $799; and of the loss for Series 10 for the year ended March 31, 2006, $42,142; and of the loss for Series 11 for the year ended March 31, 2006, $0.  Those statements were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such underlying partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Gateway is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Gateway’s internal control over financial reporting.  Accordingly we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Gateway Tax Credit Fund III Ltd. – Series 7 through 11, in total and for each series, as of March 31, 2008 and 2007, and the results of its operations and its cash flows for the total partnership and for each of the series for each of the years in the three-year period ended March 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Reznick Group, P.C.
  REZNICK GROUP, P.C.

Atlanta, Georgia
July 11, 2008

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
MARCH 31, 2008 AND 2007

	SERIES 7		SERIES 8		SERIES 9
	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2007	2008	2007
ASSETS
Current Assets:
Cash and Cash Equivalents	$162,586	$179,018	$252,598	$135,130	$64,247	$70,044
Investments in Securities	202,647	284,519	75,993	204,835	145,770	170,233
Receivable - Other	696	-	-	24,220	-	-
Total Current Assets	365,929	463,537	328,591	364,185	210,017	240,277

Investments in Securities	-	-	-	-	-	41,709
Investments in Project Partnerships, net	284,147	442,787	296,532	377,733	292,761	412,287
Total Assets	$650,076	$906,324	$625,123	$741,918	$502,778	$694,273

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
Payable to General Partners	$64,060	$60,257	$96,986	$51,149	$32,071	$29,911
Distribution Payable	-	-	68,000	-	-	-

Total Current Liabilities	64,060	60,257	164,986	51,149	32,071	29,911

Long-Term Liabilities:
Payable to General Partners	815,948	730,352	862,696	773,676	526,959	477,891

Partners' Equity (Deficit):
Limited Partners - 10,395, 9,980, and 6,254
units for Series 7, 8, and 9, respectively,
at March 31, 2008 and 2007	(136,355)	205,836	(378,909)	5,547	(854)	239,442
General Partners	(93,577)	(90,121)	(23,650)	(88,454)	(55,398)	(52,971)

Total Partners' Equity (Deficit)	(229,932)	115,715	(402,559)	(82,907)	(56,252)	186,471

Total Liabilities and Partners' Equity	$650,076	$906,324	$625,123	$741,918	$502,778	$694,273

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
MARCH 31, 2008 AND 2007

	SERIES 10		SERIES 11		TOTAL SERIES 7 - 11
	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2007	2008	2007
ASSETS
Current Assets:
Cash and Cash Equivalents	$79,049	$40,351	$81,179	$53,170	$639,659	$477,713
Investments in Securities	84,937	133,864	166,036	190,291	675,383	983,742
Receivable - Other	-	-	-	-	696	24,220
Total Current Assets	163,986	174,215	247,215	243,461	1,315,738	1,485,675

Investments in Securities	35,462	64,917	38,230	71,973	73,692	178,599
Investments in Project Partnerships, net	672,563	1,159,544	935,152	1,505,978	2,481,155	3,898,329
Total Assets	$872,011	$1,398,676	$1,220,597	$1,821,412	$3,870,585	$5,562,603

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
Payable to General Partners	$33,120	$31,747	$13,389	$34,115	$239,626	$207,179
Distribution Payable	-	-	-	-	68,000	-

Total Current Liabilities	33,120	31,747	13,389	34,115	307,626	207,179

Long-Term Liabilities:
Payable to General Partners	112,303	78,767	48,688	-	2,366,594	2,060,686

Partners' Equity (Deficit):
Limited Partners - 5,043 and 5,127 units
for Series 10 and 11, respectively, at
March 31, 2008 and 2007	763,501	1,319,459	1,192,925	1,815,414	1,440,308	3,585,698
General Partners	(36,913)	(31,297)	(34,405)	(28,117)	(243,943)	(290,960)

Total Partners' Equity	726,588	1,288,162	1,158,520	1,787,297	1,196,365	3,294,738

Total Liabilities and Partners' Equity	$872,011	$1,398,676	$1,220,597	$1,821,412	$3,870,585	$5,562,603

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,

	SERIES 7			SERIES 8
	2008	2007	2006	2008	2007	2006
Revenues:
Distribution Income	$36,085	$27,050	$21,470	$29,379	$15,890	$16,963
Total Revenues	36,085	27,050	21,470	29,379	15,890	16,963

Expenses:
Asset Management Fee - General Partner	85,596	85,926	86,447	89,020	89,370	89,908
General and Administrative:
General Partner	124,429	109,100	84,526	136,878	120,278	93,195
Other	38,388	39,852	28,296	39,031	40,354	30,409
Amortization	25,935	31,673	30,603	13,138	12,823	12,823
Impairment Loss on Investment in Project
Partnerships	99,867	76,196	193,195	31,346	-	-

Total Expenses	374,215	342,747	423,067	309,413	262,825	226,335

Loss Before Equity in Loss of Project
Partnerships and Other Income	(338,130)	(315,697)	(401,597)	(280,034)	(246,935)	(209,372)
Equity in Loss of Project Partnerships	(28,789)	(78,519)	(92,380)	(54,012)	(15,683)	(29,928)
Gain on Sale of Project Partnerships	-	-	-	68,000	-	-
Interest Income	21,272	27,568	26,181	14,394	21,989	22,811

Net Loss	$(345,647)	$(366,648)	$(467,796)	$(251,652)	$(240,629)	$(216,489)

Allocation of Net Income (Loss):
Limited Partners	$(342,191)	$(362,982)	$(463,118)	$(316,456)	$(238,223)	$(214,324)
General Partners	(3,456)	(3,666)	(4,678)	64,804	(2,406)	(2,165)

	$(345,647)	$(366,648)	$(467,796)	$(251,652)	$(240,629)	$(216,489)

Net Loss Per Limited Partnership Unit	$(32.92)	$(34.92)	$(44.55)	$(31.71)	$(23.87)	$(21.48)
Number of Limited Partnership Units
Outstanding	10,395	10,395	10,395	9,980	9,980	9,980

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,

	SERIES 9			SERIES 10
	2008	2007	2006	2008	2007	2006
Revenues:
Distribution Income	$8,514	$6,166	$4,437	$2,129	$2,563	$2,561
Total Revenues	8,514	6,166	4,437	2,129	2,563	2,561

Expenses:
Asset Management Fee - General Partner	49,068	49,242	49,509	33,536	33,643	33,819
General and Administrative:
General Partner	76,571	67,132	52,016	47,857	41,958	32,510
Other	25,996	24,841	18,273	18,653	19,835	13,039
Amortization	12,053	12,053	12,194	24,106	24,106	24,700
Impairment Loss on Investment in Project
Partnerships	-	-	127,532	376,185	46,129	156,694

Total Expenses	163,688	153,268	259,524	500,337	165,671	260,762

Loss Before Equity in Loss of Project
Partnerships and Other Income	(155,174)	(147,102)	(255,087)	(498,208)	(163,108)	(258,201)
Equity in Loss of Project Partnerships	(100,405)	(117,893)	(101,726)	(75,336)	(113,347)	(111,553)
Interest Income	12,856	16,867	15,731	11,970	14,743	13,822

Net Loss	$(242,723)	$(248,128)	$(341,082)	$(561,574)	$(261,712)	$(355,932)

Allocation of Net Loss:
Limited Partners	$(240,296)	$(245,647)	$(337,671)	$(555,958)	$(259,095)	$(352,373)
General Partners	(2,427)	(2,481)	(3,411)	(5,616)	(2,617)	(3,559)

	$(242,723)	$(248,128)	$(341,082)	$(561,574)	$(261,712)	$(355,932)

Net Loss Per Limited Partnership Unit	$(38.42)	$(39.28)	$(53.99)	$(110.24)	$(51.38)	$(69.87)
Number of Limited Partnership Units
Outstanding	6,254	6,254	6,254	5,043	5,043	5,043

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,

	SERIES 11			TOTAL SERIES 7 - 11
	2008	2007	2006	2008	2007	2006
Revenues:
Distribution Income	$2,782	$3,382	$3,382	$78,889	$55,051	$48,813
Total Revenues	2,782	3,382	3,382	78,889	55,051	48,813

Expenses:
Asset Management Fee - General Partner	28,699	27,989	28,021	285,919	286,170	287,704
General and Administrative:
General Partner	38,286	33,565	26,008	424,021	372,033	288,255
Other	18,749	20,185	12,519	140,817	145,067	102,536
Amortization	33,497	33,497	33,495	108,729	114,152	113,815
Impairment Loss on Investment in Project
Partnerships	454,605	345,321	600,802	962,003	467,646	1,078,223

Total Expenses	573,836	460,557	700,845	1,921,489	1,385,068	1,870,533

Loss Before Equity in Loss of Project
Partnerships and Other Income	(571,054)	(457,175)	(697,463)	(1,842,600)	(1,330,017)	(1,821,720)
Equity in Loss of Project Partnerships	(74,752)	(32,981)	(96,562)	(333,294)	(358,423)	(432,149)
Gain on Sale of Project Partnerships	-	-	-	68,000	-	-
Interest Income	17,029	19,442	17,860	77,521	100,609	96,405

Net Loss	$(628,777)	$(470,714)	$(776,165)	$(2,030,373)	$(1,587,831)	$(2,157,464)

Allocation of Net Income (Loss):
Limited Partners	$(622,489)	$(466,007)	$(768,404)	$(2,077,390)	$(1,571,954)	$(2,135,890)
General Partners	(6,288)	(4,707)	(7,761)	47,017	(15,877)	(21,574)

	$(628,777)	$(470,714)	$(776,165)	$(2,030,373)	$(1,587,831)	$(2,157,464)

Net Loss Per Limited Partnership Unit	$(121.41)	$(90.89)	$(149.87)
Number of Limited Partnership Units
Outstanding	5,127	5,127	5,127

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (deficit)
FOR THE YEARS ENDED MARCH 31, 2008, 2007 AND 2006:

	SERIES 7			SERIES 8
	Limited	General		Limited	General
	Partners	Partners	Total	Partners	Partners	Total

Balance at March 31, 2005	$1,031,936	$(81,777)	$950,159	$458,094	$(83,883)	$374,211

Net Loss	(463,118)	(4,678)	(467,796)	(214,324)	(2,165)	(216,489)

Balance at March 31, 2006	568,818	(86,455)	482,363	243,770	(86,048)	157,722

Net Loss	(362,982)	(3,666)	(366,648)	(238,223)	(2,406)	(240,629)

Balance at March 31, 2007	205,836	(90,121)	115,715	5,547	(88,454)	(82,907)

Net Income (Loss)	(342,191)	(3,456)	(345,647)	(316,456)	64,804	(251,652)

Distributions	-	-	-	(68,000)	-	(68,000)

Balance at March 31, 2008	$(136,355)	$(93,577)	$(229,932)	$(378,909)	$(23,650)	$(402,559)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (deficit)
FOR THE YEARS ENDED MARCH 31, 2008, 2007 AND 2006:

	SERIES 9			SERIES 10
	Limited	General		Limited	General
	Partners	Partners	Total	Partners	Partners	Total

Balance at March 31, 2005	$822,760	$(47,079)	$775,681	$1,930,927	$(25,121)	$1,905,806

Net Loss	(337,671)	(3,411)	(341,082)	(352,373)	(3,559)	(355,932)

Balance at March 31, 2006	485,089	(50,490)	434,599	1,578,554	(28,680)	1,549,874

Net Loss	(245,647)	(2,481)	(248,128)	(259,095)	(2,617)	(261,712)

Balance at March 31, 2007	239,442	(52,971)	186,471	1,319,459	(31,297)	1,288,162

Net Loss	(240,296)	(2,427)	(242,723)	(555,958)	(5,616)	(561,574)

Balance at March 31, 2008	$(854)	$(55,398)	$(56,252)	$763,501	$(36,913)	$726,588

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (deficit)
FOR THE YEARS ENDED MARCH 31, 2008, 2007 AND 2006:

	SERIES 11			TOTAL SERIES 7 - 11
	Limited	General		Limited	General
	Partners	Partners	Total	Partners	Partners	Total

Balance at March 31, 2005	$3,049,825	$(15,649)	$3,034,176	$7,293,542	$(253,509)	$7,040,033

Net Loss	(768,404)	(7,761)	(776,165)	(2,135,890)	(21,574)	(2,157,464)

Balance at March 31, 2006	2,281,421	(23,410)	2,258,011	5,157,652	(275,083)	4,882,569

Net Loss	(466,007)	(4,707)	(470,714)	(1,571,954)	(15,877)	(1,587,831)

Balance at March 31, 2007	1,815,414	(28,117)	1,787,297	3,585,698	(290,960)	3,294,738

Net Income (Loss)	(622,489)	(6,288)	(628,777)	(2,077,390)	47,017	(2,030,373)

Distributions	-	-	-	(68,000)	-	(68,000)

Balance at March 31, 2008	$1,192,925	$(34,405)	$1,158,520	$1,440,308	$(243,943)	$1,196,365

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2008, 2007 AND 2006:

	SERIES 7
	2008	2007	2006
Cash Flows from Operating Activities:
Net Loss	$(345,647)	$(366,648)	$(467,796)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities:
Amortization	25,935	31,673	30,603
Impairment Loss on Investment in Project Partnerships	99,867	76,196	193,195
Accreted Interest Income on Investments in Securities	(5,240)	(10,656)	(15,333)
Accreted Discount on Investments in Securities	(627)	(813)	-
Equity in Loss of Project Partnerships	28,789	78,519	92,380
Distribution Income	(36,085)	(27,050)	(21,470)
Changes in Operating Assets and Liabilities:
Increase in Interest Receivable	(995)	(3,126)	-
Increase in Receivable - Other	(696)	-	-
Increase in Payable to General Partners	89,399	86,093	92,907
Net Cash Used In Operating Activities	(145,300)	(135,812)	(95,514)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	40,134	39,620	29,202
Redemption of Investment Securities	289,000	81,000	77,000
Purchase of Investment Securities	(200,266)	(199,820)	-
Net Cash Provided by (Used in) Investing Activities	128,868	(79,200)	106,202

(Decrease) Increase in Cash and Cash Equivalents	(16,432)	(215,012)	10,688
Cash and Cash Equivalents at Beginning of Year	179,018	394,030	383,342

Cash and Cash Equivalents at End of Year	$162,586	$179,018	$394,030

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2008, 2007 AND 2006:

	SERIES 8
	2008	2007	2006
Cash Flows from Operating Activities:
Net Loss	$(251,652)	$(240,629)	$(216,489)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities:
Amortization	13,138	12,823	12,823
Impairment Loss on Investment in Project Partnerships	31,346	-	-
Accreted Interest Income on Investments in Securities	(4,804)	(9,687)	(13,833)
Accreted Discount on Investments in Securities	(441)	(509)	-
Equity in Loss of Project Partnerships	54,012	15,683	29,928
Gain on Sale of Project Partnerships	(68,000)	-	-
Distribution Income	(29,379)	(15,890)	(16,963)
Changes in Operating Assets and Liabilities:
Decrease (Increase) in Interest Receivable	187	(2,119)	-
Increase in Payable to General Partners	134,857	89,156	96,162
Net Cash Used in Operating Activities	(120,736)	(151,172)	(108,372)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	36,304	24,995	20,029
Net Proceeds from Sale of Project Partnerships	68,000	-	-
Redemption of Investment Securities	209,000	77,000	71,999
Purchase of Investment Securities	(75,100)	(125,011)	-
Net Cash Provided by (Used in) Investing Activities	238,204	(23,016)	92,028

Increase (Decrease) in Cash and Cash Equivalents	117,468	(174,188)	(16,344)
Cash and Cash Equivalents at Beginning of Year	135,130	309,318	325,662

Cash and Cash Equivalents at End of Year	$252,598	$135,130	$309,318

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$68,000	$-	$-
Distribution to Limited Partners	(68,000)	-	-
	$-	$-	$-

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2008, 2007 AND 2006:

	SERIES 9
	2008	2007	2006
Cash Flows from Operating Activities:
Net Loss	$(242,723)	$(248,128)	$(341,082)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities:
Amortization	12,053	12,053	12,194
Impairment Loss on Investment in Project Partnerships	-	-	127,532
Accreted Interest Income on Investments in Securities	(5,145)	(7,423)	(9,410)
Accreted Discount on Investments in Securities	(416)	(509)	-
Equity in Loss of Project Partnerships	100,405	117,893	101,726
Distribution Income	(8,514)	(6,166)	(4,437)
Changes in Operating Assets and Liabilities:
Increase in Interest Receivable	(134)	(2,119)	-
Increase in Payable to General Partners	51,228	49,087	54,168
Net Cash Used In Operating Activities	(93,246)	(85,312)	(59,309)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	15,582	14,375	11,405
Redemption of Investment Securities	172,000	42,999	41,000
Purchase of Investment Securities	(100,133)	(125,011)	-
Net Cash Provided by (Used in) Investing Activities	87,449	(67,637)	52,405

Decrease in Cash and Cash Equivalents	(5,797)	(152,949)	(6,904)
Cash and Cash Equivalents at Beginning of Year	70,044	222,993	229,897

Cash and Cash Equivalents at End of Year	$64,247	$70,044	$222,993

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2008, 2007 AND 2006:

	SERIES 10
	2008	2007	2006
Cash Flows from Operating Activities:
Net Loss	$(561,574)	$(261,712)	$(355,932)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities:
Amortization	24,106	24,106	24,700
Impairment Loss on Investment in Project Partnerships	376,185	46,129	156,694
Accreted Interest Income on Investments in Securities	(6,464)	(8,256)	(9,816)
Accreted Discount on Investments in Securities	(361)	(405)	-
Equity in Loss of Project Partnerships	75,336	113,347	111,553
Distribution Income	(2,129)	(2,563)	(2,561)
Changes in Operating Assets and Liabilities:
Decrease (Increase) in Interest Receivable	273	(1,686)	-
Increase in Payable to General Partners	34,909	33,716	36,716
Net Cash Used In Operating Activities	(59,719)	(57,324)	(38,646)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	13,483	20,396	9,703
Redemption of Investment Securities	135,000	32,000	31,002
Purchase of Investment Securities	(50,066)	(99,418)	-
Net Cash Provided by (Used in) Investing Activities	98,417	(47,022)	40,705

Increase (Decrease) in Cash and Cash Equivalents	38,698	(104,346)	2,059
Cash and Cash Equivalents at Beginning of Year	40,351	144,697	142,638

Cash and Cash Equivalents at End of Year	$79,049	$40,351	$144,697

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2008, 2007 AND 2006:

	SERIES 11
	2008	2007	2006
Cash Flows from Operating Activities:
Net Loss	$(628,777)	$(470,714)	$(776,165)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities:
Amortization	33,497	33,497	33,495
Impairment Loss on Investment in Project Partnerships	454,605	345,321	600,802
Accreted Interest Income on Investments in Securities	(8,114)	(10,253)	(12,070)
Accreted Discount on Investments in Securities	(493)	(609)	-
Equity in Loss of Project Partnerships	74,752	32,981	96,562
Distribution Income	(2,782)	(3,382)	(3,382)
Changes in Operating Assets and Liabilities:
Increase in Interest Receivable	(229)	(2,538)	-
Decrease in Receivable - Other	-	-	8,291
Increase in Payable to General Partners	27,962	21,044	13,071
Net Cash Used In Operating Activities	(49,579)	(54,653)	(39,396)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	10,754	11,954	10,954
Redemption of Investment Securities	192,000	37,998	36,001
Purchase of Investment Securities	(125,166)	(149,619)	-
Net Cash Provided by (Used in) Investing Activities	77,588	(99,667)	46,955

Increase (Decrease) in Cash and Cash Equivalents	28,009	(154,320)	7,559
Cash and Cash Equivalents at Beginning of Year	53,170	207,490	199,931

Cash and Cash Equivalents at End of Year	$81,179	$53,170	$207,490

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2008, 2007 AND 2006:

	TOTAL SERIES 7 - 11
	2008	2007	2006
Cash Flows from Operating Activities:
Net Loss	$(2,030,373)	$(1,587,831)	$(2,157,464)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities:
Amortization	108,729	114,152	113,815
Impairment Loss on Investment in Project Partnerships	962,003	467,646	1,078,223
Accreted Interest Income on Investments in Securities	(29,767)	(46,275)	(60,462)
Accreted Discount on Investments in Securities	(2,338)	(2,845)	-
Equity in Loss of Project Partnerships	333,294	358,423	432,149
Gain on Sale of Project Partnerships	(68,000)	-	-
Distribution Income	(78,889)	(55,051)	(48,813)
Changes in Operating Assets and Liabilities:
Increase in Interest Receivable	(898)	(11,588)	-
(Increase) Decrease in Receivable - Other	(696)	-	8,291
Increase in Payable to General Partners	338,355	279,096	293,024
Net Cash Used In Operating Activities	(468,580)	(484,273)	(341,237)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	116,257	111,340	81,293
Net Proceeds from Sale of Project Partnerships	68,000	-	-
Redemption of Investment Securities	997,000	270,997	257,002
Purchase of Investment Securities	(550,731)	(698,879)	-
Net Cash Provided by (Used in) Investing Activities	630,526	(316,542)	338,295

Increase (Decrease) in Cash and Cash Equivalents	161,946	(800,815)	(2,942)
Cash and Cash Equivalents at Beginning of Year	477,713	1,278,528	1,281,470

Cash and Cash Equivalents at End of Year	$639,659	$477,713	$1,278,528

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$68,000	$-	$-
Distribution to Limited Partners	(68,000)	-	-
	$-	$-	$-

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008, 2007 AND 2006

NOTE 1 - ORGANIZATION:

Gateway Tax Credit Fund III Ltd. (“Gateway”), a Florida Limited Partnership, was formed October 17, 1991 under the laws of Florida.  Gateway offered its limited partnership interests in Series (“Series”).  The first Series for Gateway is Series 7.  Operations commenced on July 16, 1992 for Series 7, January 4, 1993 for Series 8, September 30, 1993 for Series 9, January 21, 1994 for Series 10 and April 29, 1994 for Series 11.  Each Series invests, as a limited partner, in other limited partnerships (“Project Partnerships”), each of which owns and operates apartment complexes eligible for Low-Income Housing Tax Credits (“Tax Credits”), provided for in Section 42 of the Internal Revenue Code of 1986.  Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the limited partnership agreement (the “Agreement”).  As of March 31, 2008, Gateway had received capital contributions of $1,000 from the General Partners and $36,799,000 from the investor Limited Partners.

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

Gateway accounts for its investments as the limited partner in Project Partnerships (“Investments in Project Partnerships”), using the equity method of accounting, because management believes that Gateway does not have a majority control of the major operating and financial policies of the Project Partnerships in which it invests, and reports the equity in loss of the Project Partnerships on a 3-month lag in the Statements of Operations.  Under the equity method, the Investments in Project Partnerships initially include:

1)       Gateway's capital contribution,
      2)      Acquisition fees paid to the General Partner for services rendered in selecting properties for acquisition, and
      3)      Acquisition expenses including legal fees, travel and other miscellaneous costs relating to acquiring properties.

Quarterly the Investments in Project Partnerships are increased or decreased as follows:

      1)  Increased for equity in income or decreased for equity in losses of the Project Partnerships,
 2)      Decreased for cash distributions received from the Project Partnerships,
 3)      Decreased for the amortization of the acquisition fees and expenses, and
 4)      Increased for loans or advances made to the Project Partnership by Gateway.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

For the fiscal year ended March 31, 2006, Gateway changed the period over which the intangible acquisition fees and expenses are amortized.  In all years prior to March 31, 2006, the period in which such intangible assets had been amortized was 35 years.  In the fiscal year ended March 31, 2006, this amortization period was changed to 15 years to better approximate the period over which the benefits of these investments are realized.  As a result of this change in estimate, an additional amortization expense of $24,835 for Series 7, $10,553 for Series 8, $9,817 for Series 9, $19,964 for Series 10 and $27,587 for Series 11, or a total of $92,756 for all Series of Gateway, was recognized during the year-ended March 31, 2006, as compared to the amortization expense amount which would have been realized had the estimated amortization period not changed during the year.  The amortization expense is shown on the Statements of Operations.

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

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss.  For the fiscal year ended March 31, 2008, impairment expense was recognized in the Statement of Operations in the following Series and in the following amounts:  Series 7 - $99,867, Series 8 - $31,346, Series 10 - $376,185, and Series 11 - $454,605.  The total impairment expense for all Series in Gateway for fiscal year 2008 was $962,003.  For the fiscal year ended March 31, 2007, impairment expense was recognized in the Statement of Operations in the following Series and in the following amounts: Series 7 - $76,196, Series 10 - $46,129, and Series 11 - $345,321.  The total impairment expense for all Series in Gateway for fiscal year 2007 was $467,646.  Refer to Note 5 – Investments in Project Partnerships for further details regarding the components of the Investments in Project Partnership balance.

Gateway, as a limited partner in the Project Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance and continued eligibility for Tax Credits.  If the cost of operating a property exceeds the rental income earned thereon, Gateway may deem it in its best interest to voluntarily provide funds in order to protect its investment.  However, Gateway does not guarantee any of the mortgages or other debt of the Project Partnerships.  No such funding to Project Partnerships occurred during fiscal year 2006, 2007, or 2008.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

Investment in Securities

Gateway applies Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”) (refer to Note 3 herein).  Under FAS 115, Gateway is required to categorize its debt securities as held-to-maturity, available-for-sale or trading securities, dependent upon Gateway's intent in holding the securities.  Gateway's intent is to hold all of its debt securities, which are comprised of U.S. Government Security Strips and U.S. Treasury Notes (collectively the “Gateway Securities”), until maturity and to use these investments to fund Gateway's ongoing operations.  Interest income is recognized ratably on the Gateway Securities using the effective yield to maturity.  The Gateway Securities are carried at amortized cost, which approximates market value, and are adjusted for amortization of premiums and accretion of discounts to maturity.  Such adjustments are included in interest income.

Income Taxes

No provision for income taxes has been made in these financial statements, as income taxes are a liability of the partners rather than of Gateway.

Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” which was subsequently revised in December 2003.  Gateway has adopted FIN 46 and applied its requirements to all Project Partnerships in which Gateway holds an interest.  Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics, (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE.  The primary beneficiary, as is applicable to Gateway’s circumstances, is the party in the Project Partnership equity group that is most closely associated with the Project Partnership.

Gateway holds variable interests in 127 VIEs, which consist of Project Partnerships, of which Gateway is not the primary beneficiary.  Five of Gateway’s Project Partnership investments have been determined not to be VIEs.  Gateway’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to Gateway’s capital contributions to and receivables from those VIEs, which is approximately $26,019,151 at March 31, 2008.  Gateway may be subject to additional losses to the extent of any financial support that Gateway voluntarily provides to those Project Partnerships in the future.

Recent Accounting Changes

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS No. 157"), which provides enhanced guidance for using fair value to measure assets and liabilities. FAS No. 157 establishes a common definition of fair value and provides a framework for measuring fair value under U.S. general accepted accounting principles and expands disclosure requirements about fair value measurements.  FAS  No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In February 2008, the FASB issued FASB Staff Position ("FSP") 157-2, "Effective Date of FASB Statement No. 157", which delays the effective date of FAS No. 157 for all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis until November 15, 2008.  Gateway will adopt FAS No. 157 effective in fiscal year 2009.  The adoption of this standard is not expected to have a material impact on Gateway’s financial position, operations or cash flow.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("FAS  No. 159"), which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  FAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Gateway will adopt FAS No. 159 in fiscal year 2009.  The adoption of this standard is not expected to have a material impact on Gateway’s financial position, operations or cash flow.

NOTE 3 - INVESTMENT IN SECURITIES:

  The March 31, 2008 Balance Sheet includes Gateway Securities at cost, plus accreted interest income or unamortized premiums in the case of U.S. Treasury Notes, as applicable, of $2,577 for Series 7, $966 for Series 8, $27,945 for Series 9, $44,885 for Series 10 and $52,011 for Series 11.  The Gateway Securities are commonly held in a brokerage account maintained at Raymond James and Associates, Inc., an affiliate of the General Partners.  A separate accounting is maintained for each series’ share of the investments.

	Estimated Market Value	Cost Plus Accreted Interest and Unamortized Premiums	Gross Unrealized Gains (Losses)
Series 7	$ 201,844	$ 202,647	$ (803)
Series 8	75,692	75,993	(301)
Series 9	147,310	145,770	1,540
Series 10	124,852	120,399	4,453
Series 11	210,352	204,266	6,086

NOTE 3 - INVESTMENT IN SECURITIES (Continued):

As of March 31, 2008, the cost and accreted interest / unamortized premium of debt securities by contractual maturities is as follows:

	Series 7	Series 8	Series 9
Due within 1 year	$ 202,647	$ 75,993	$ 145,770
After 1 year through 5 years	0	0	0
Total Amount Carried on Balance Sheet	$ 202,647	$ 75,993	$ 145,770

	Series 10	Series 11	Total
Due within 1 year	$ 84,937	$ 166,036	$ 675,383
After 1 year through 5 years	35,462	38,230	73,692
Total Amount Carried on Balance Sheet	$ 120,399	$ 204,266	$ 749,075

NOTE 4 - RELATED PARTY TRANSACTIONS:

The Payable to General Partners primarily represents the asset management fees and general and administrative expenses owed to the General Partners at the end of the period.  It is unsecured, due on demand and, in accordance with the Agreement, non-interest bearing.  Within the next 12 months, the Managing General Partner does not intend to demand payment on the portion of Asset Management Fees payable classified as long-term on the Balance Sheet.

Value Partners, Inc., an affiliate of Gateway, acquired the general partner interest in Logan Heights, one of the Project Partnerships in Series 8, in 2003.

For the years ended March 31, 2008, 2007, and 2006 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

Asset Management Fee - The Managing General Partner is entitled to receive an annual asset management fee equal to the greater of (i) $2,000 for each limited partnership in which Gateway invests, or (ii) 0.275% of Gateway's gross proceeds from the sale of limited partnership interests.  In either event (i) or (ii), the maximum amount may not exceed 0.2% of the aggregate cost (Gateway's capital contribution plus Gateway's share of the Properties' mortgage) of Gateway's interest in properties owned by the Project Partnerships.  The asset management fee will be paid only after all other expenses of Gateway have been paid.  These fees are included in the Statements of Operations.

	2008	2007	2006
Series 7	$ 85,596	$ 85,926	$ 86,447
Series 8	89,020	89,370	89,908
Series 9	49,068	49,242	49,509
Series 10	33,536	33,643	33,819
Series 11	28,699	27,989	28,021
Total	$ 285,919	$ 286,170	$ 287,704

General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis.  This expense is included in the Statements of Operations.

	2008	2007	2006
Series 7	$ 124,429	$ 109,100	$ 84,526
Series 8	136,878	120,278	93,195
Series 9	76,571	67,132	52,016
Series 10	47,857	41,958	32,510
Series 11	38,286	33,565	26,008
Total	$ 424,021	$ 372,033	$ 288,255

NOTE 4 - RELATED PARTY TRANSACTIONS (Continued):

Total unpaid asset management fees and administrative expenses payable to the General Partners, which are included on the Balance Sheet as of March 31, 2008 and 2007 are as follows:

	March 31, 2008	March 31, 2007
Series 2	$ 880,008	$ 790,609
Series 3	959,682	824,825
Series 4	559,030	507,802
Series 5	145,423	110,514
Series 6	62,077	34,115
Total	$ 2,606,220	$ 2,267,865

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

     As of  March 31, 2008, Gateway had acquired a 99% interest in the profits, losses, and Tax Credits as a limited partner in Project Partnerships (Series 7 - 39, Series 8 - 42, and Series 9 - 24) which own and operate government assisted multi-family housing complexes.  Cash flows from operations are allocated according to each Project Partnership agreement.  Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

	SERIES 7		SERIES 8		SERIES 9
	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2007	2008	2007
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$7,732,089	$7,732,089	$7,400,711	$7,586,105	$4,914,116	$4,914,116

Loan receivable from Project Partnerships	-	-	24,220	-	-	-

Cumulative equity in losses of Project
Partnerships (1) (2)	(7,331,807)	(7,303,018)	(7,295,601)	(7,430,366)	(4,478,396)	(4,377,991)

Cumulative distributions received from
Project Partnerships	(258,366)	(254,317)	(183,855)	(183,684)	(164,038)	(156,970)

Investment in Project Partnerships before
Adjustment	141,916	174,754	(54,525)	(27,945)	271,682	379,155

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	793,335	793,335	536,715	549,773	244,087	244,087
Accumulated amortization of acquisition
fees and expenses	(281,846)	(255,911)	(154,312)	(144,095)	(95,476)	(83,423)

Reserve for Impairment of Investment in
Project Partnerships	(369,258)	(269,391)	(31,346)	-	(127,532)	(127,532)

Investments in Project Partnerships	$ 284,147	$ 442,787	$ 296,532	$ 377,733	$ 292,761	$ 412,287

(1) In accordance with Gateway's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $5,952,195 in Series 7, $6,687,886 in Series 8, and $2,389,400 in Series 9 for the year ended March 31, 2008; and cumulative suspended losses of $5,388,453 in Series 7, $6,190,831 in Series 8, and $2,054,048 in Series 9 for the year ended March 31, 2007 are not included.

(2) In accordance with Gateway's accounting policy to apply equity in losses of Project Partnerships to receivables from Project Partnerships, $24,220 in losses are included in Series 8 as of March 31, 2008.  (See discussion of EITF 98-13 in Note 2 - Significant Accounting Policies.)

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

     As of March 31, 2008, Gateway had acquired a 99% interest in the profits, losses, and Tax Credits as a limited partner in Project Partnerships (Series 10 - 15 and Series 11 - 12) which own and operate government assisted multi-family housing complexes.  Cash flows from operations are allocated according to each Project Partnership agreement.  Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

	SERIES 10		SERIES 11		TOTAL SERIES 7 - 11
	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2007	2008	2007
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$3,914,672	$3,914,672	$4,128,042	$4,128,042	$28,089,630	$28,275,024

Loan receivable from Project Partnerships	-	-	-	-	24,220	-

Cumulative equity in losses of Project
Partnerships (1)	(2,507,603)	(2,432,267)	(1,711,896)	(1,637,144)	(23,325,303)	(23,180,786)

Cumulative distributions received from
Project Partnerships	(220,722)	(209,368)	(189,109)	(181,137)	(1,016,090)	(985,476)

Investment in Project Partnerships before
Adjustment	1,186,347	1,273,037	2,227,037	2,309,761	3,772,457	4,108,762

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	196,738	196,738	290,335	290,335	2,061,210	2,074,268
Accumulated amortization of acquisition
fees and expenses	(131,514)	(107,408)	(181,492)	(147,995)	(844,640)	(738,832)

Reserve for Impairment of Investment in
Project Partnerships	(579,008)	(202,823)	(1,400,728)	(946,123)	(2,507,872)	(1,545,869)

Investments in Project Partnerships	$ 672,563	$1,159,544	$ 935,152	$1,505,978	$2,481,155	$3,898,329

(1) In accordance with Gateway's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $489,099 in Series 10 and $1,051,744 in Series 11 for the year ended March 31, 2008; and cumulative suspended losses of $421,709 in Series 10 and $941,227 in Series 11 for the year ended March 31, 2007 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 7 as of December 31 and the summarized statements of operations for the year ended December 31 of each year:

	SERIES 7
	2007	2006	2005
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$4,701,831	$4,443,999	$4,085,716
Investment properties, net	24,795,254	25,997,567	27,269,050
Other assets	38,318	13,554	21,083
Total assets	$29,535,403	$30,455,120	$31,375,849

Liabilities and Partners' Deficit:
Current liabilities	$1,071,844	$863,069	$831,051
Long-term debt	34,955,515	35,419,494	35,642,424
Total liabilities	36,027,359	36,282,563	36,473,475

Partners' deficit
Limited Partner	(6,059,892)	(5,418,259)	(4,746,260)
General Partners	(432,064)	(409,184)	(351,366)
Total partners' deficit	(6,491,956)	(5,827,443)	(5,097,626)

Total liabilities and partners' deficit	$29,535,403	$30,455,120	$31,375,849

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$7,209,575	$7,002,838	$6,906,393
Expenses:
Operating expenses	3,742,728	3,675,144	3,610,427
Interest expense	2,540,271	2,500,007	2,611,771
Depreciation and amortization	1,495,597	1,475,207	1,472,897

Total expenses	7,778,596	7,650,358	7,695,095

Net loss	$(569,021)	$(647,520)	$(788,702)

Other partners' share of net income (loss)	$23,510	$(5,725)	$(11,553)

Gateway's share of net loss	$(592,531)	$(641,795)	$(777,149)
Suspended losses	563,742	563,276	684,769

Equity in Loss of Project Partnerships	$(28,789)	$(78,519)	$(92,380)

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 8 as of December 31 and the summarized statements of operations for the year ended December 31 of each year:

	SERIES 8 (1)
	2007	2006	2005
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$4,634,557	$4,432,607	$4,016,344
Investment properties, net	25,044,850	27,285,833	28,642,694
Other assets	266,834	36,096	15,794
Total assets	$29,946,241	$31,754,536	$32,674,832

Liabilities and Partners' Deficit:
Current liabilities	$1,562,014	$1,307,637	$1,270,463
Long-term debt	35,854,400	37,297,268	37,532,816
Total liabilities	37,416,414	38,604,905	38,803,279

Partners' deficit
Limited Partner	(6,781,537)	(6,102,740)	(5,424,268)
General Partners	(688,636)	(747,629)	(704,179)
Total partners' deficit	(7,470,173)	(6,850,369)	(6,128,447)

Total liabilities and partners' deficit	$29,946,241	$31,754,536	$32,674,832

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$6,962,343	$7,087,148	$6,808,514
Expenses:
Operating expenses	3,747,637	3,618,940	3,427,081
Interest expense	2,386,458	2,621,057	2,635,945
Depreciation and amortization	1,489,012	1,514,946	1,485,669

Total expenses	7,623,107	7,754,943	7,548,695

Net loss	$(660,764)	$(667,795)	$(740,181)

Other partners' share of net loss	$(131)	$(8,672)	$(9,286)

Gateway's share of net loss	$(660,633)	$(659,123)	$(730,895)
Suspended losses	606,621	643,440	700,967

Equity in Loss of Project Partnerships	$(54,012)	$(15,683)	$(29,928)

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

(1)    As discussed in Note 4, an affiliate of the General Partner (Value Partners, Inc.) is the operating general partner in one of the Project Partnerships included in Series 8 above (Logan Heights).  The Logan Heights Project Partnership is not consolidated in Gateway's financial statements as Gateway's investment in Logan Heights is accounted for under the equity method.  The information below is included for related party disclosure purposes.  The Project Partnership's financial information for the years ending December 2007 and December 2006 is as follows:

	December 2007	December 2006
Total Assets	$ 504,269	$ 527,248
Total Liabilities	807,963	812,492
Gateway Deficit	(272,009)	(168,563)
Other Partner's Deficit	(31,685)	(116,681)
Total Revenue	148,406	105,272
Net Loss	$ (18,450)	$ (42,685)

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 9 as of December 31 and the summarized statements of operations for the year ended December 31 of each year:

	SERIES 9
	2007	2006	2005
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$2,260,038	$2,249,554	$2,109,283
Investment properties, net	15,142,396	15,800,449	16,469,701
Other assets	42,650	5,761	4,788
Total assets	$17,445,084	$18,055,764	$18,583,772

Liabilities and Partners' Deficit:
Current liabilities	$437,188	$334,186	$321,281
Long-term debt	19,596,802	19,818,860	19,934,839
Total liabilities	20,033,990	20,153,046	20,256,120

Partners' deficit
Limited Partner	(2,187,748)	(1,733,811)	(1,339,512)
General Partners	(401,158)	(363,471)	(332,836)
Total partners' deficit	(2,588,906)	(2,097,282)	(1,672,348)

Total liabilities and partners' deficit	$17,445,084	$18,055,764	$18,583,772

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$3,716,532	$3,621,179	$3,496,332
Expenses:
Operating expenses	2,004,049	1,859,165	1,715,590
Interest expense	1,368,618	1,370,495	1,381,933
Depreciation and amortization	784,023	774,921	767,851

Total expenses	4,156,690	4,004,581	3,865,374

Net loss	$(440,158)	$(383,402)	$(369,042)

Other partners' share of net loss	$(4,402)	$(3,834)	$(3,691)

Gateway's share of net loss	$(435,756)	$(379,568)	$(365,351)
Suspended losses	335,351	261,675	263,625

Equity in Loss of Project Partnerships	$(100,405)	$(117,893)	$(101,726)

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 10 as of December 31 and the summarized statements of operations for the year ended December 31 of each year:

	SERIES 10
	2007	2006	2005
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$1,992,544	$1,858,876	$1,772,233
Investment properties, net	11,593,014	11,891,327	12,263,627
Other assets	21,577	2,116	2,013
Total assets	$13,607,135	$13,752,319	$14,037,873

Liabilities and Partners' Equity:
Current liabilities	$443,396	$352,954	$340,730
Long-term debt	12,934,608	12,982,207	13,054,976
Total liabilities	13,378,004	13,335,161	13,395,706

Partners' equity (deficit)
Limited Partner	684,835	843,845	1,046,051
General Partners	(455,704)	(426,687)	(403,884)
Total partners' equity	229,131	417,158	642,167

Total liabilities and partners' equity	$13,607,135	$13,752,319	$14,037,873

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$2,355,826	$2,304,668	$2,149,462
Expenses:
Operating expenses	1,304,691	1,263,208	1,240,546
Interest expense	716,599	769,303	697,764
Depreciation and amortization	479,429	465,986	466,542

Total expenses	2,500,719	2,498,497	2,404,852

Net loss	$(144,893)	$(193,829)	$(255,390)

Other partners' share of net loss	$(2,167)	$(4,845)	$(3,553)

Gateway's share of net loss	$(142,726)	$(188,984)	$(251,837)
Suspended losses	67,390	75,637	140,284

Equity in Loss of Project Partnerships	$(75,336)	$(113,347)	$(111,553)

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 11 as of December 31 and the summarized statements of operations for the year ended December 31 of each year:

	SERIES 11
	2007	2006	2005
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$1,123,100	$1,144,097	$1,029,906
Investment properties, net	9,900,312	10,308,531	10,348,302
Other assets	271,652	256,291	238,281
Total assets	$11,295,064	$11,708,919	$11,616,489

Liabilities and Partners' Equity:
Current liabilities	$434,747	$312,089	$240,533
Long-term debt	10,035,475	10,324,803	9,847,071
Total liabilities	10,470,222	10,636,892	10,087,604

Partners' equity (deficit)
Limited Partner	1,175,899	1,375,171	1,809,656
General Partners	(351,057)	(303,144)	(280,771)
Total partners' equity	824,842	1,072,027	1,528,885

Total liabilities and partners' equity	$11,295,064	$11,708,919	$11,616,489

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$2,114,552	$1,980,664	$1,945,641
Expenses:
Operating expenses	1,170,777	1,397,288	1,150,195
Interest expense	607,244	521,968	576,977
Depreciation and amortization	529,741	498,431	506,550

Total expenses	2,307,762	2,417,687	2,233,722

Net loss	$(193,210)	$(437,023)	$(288,081)

Other partners' share of net loss	$(7,940)	$(9,541)	$(17,384)

Gateway's share of net loss	$(185,270)	$(427,482)	$(270,697)
Suspended losses	110,518	394,501	174,135

Equity in Loss of Project Partnerships	$(74,752)	$(32,981)	$(96,562)

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 7 through 11 as of December 31 and the summarized statements of operations for the year ended December 31 of each year:

	TOTAL SERIES 7 - 11
	2007	2006	2005
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$14,712,070	$14,129,133	$13,013,482
Investment properties, net	86,475,826	91,283,707	94,993,374
Other assets	641,031	313,818	281,959
Total assets	$101,828,927	$105,726,658	$108,288,815

Liabilities and Partners' Deficit:
Current liabilities	$3,949,189	$3,169,935	$3,004,058
Long-term debt	113,376,800	115,842,632	116,012,126
Total liabilities	117,325,989	119,012,567	119,016,184

Partners' deficit
Limited Partner	(13,168,443)	(11,035,794)	(8,654,333)
General Partners	(2,328,619)	(2,250,115)	(2,073,036)
Total partners' deficit	(15,497,062)	(13,285,909)	(10,727,369)

Total liabilities and partners' deficit	$101,828,927	$105,726,658	$108,288,815

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$22,358,828	$21,996,497	$21,306,342
Expenses:
Operating expenses	11,969,882	11,813,745	11,143,839
Interest expense	7,619,190	7,782,830	7,904,390
Depreciation and amortization	4,777,802	4,729,491	4,699,509

Total expenses	24,366,874	24,326,066	23,747,738

Net loss	$(2,008,046)	$(2,329,569)	$(2,441,396)

Other partners' share of net income (loss)	$8,870	$(32,617)	$(45,467)

Gateway's share of net loss	$(2,016,916)	$(2,296,952)	$(2,395,929)
Suspended losses	1,683,622	1,938,529	1,963,780

Equity in Loss of Project Partnerships	$(333,294)	$(358,423)	$(432,149)

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

Gateway’s equity by Series as reflected by the Project Partnerships differs from the Investments in Project Partnerships before acquisition fees and expenses and amortization by Series primarily because of suspended losses on Gateway’s books and differences in the accounting treatment of miscellaneous items.

By Series these differences are as follows:

	Equity Per Project Partnership	Equity Per Gateway
Series 7	$ (6,059,892)	$ 141,916
Series 8	(6,781,537)	(54,525)
Series 9	(2,187,748)	271,682
Series 10	684,835	1,186,347
Series 11	1,175,899	2,227,037

NOTE 6 – SUMMARY OF DISPOSITION ACTIVITIES:

Gateway at one time held investments in 133 Project Partnerships (39 in Series 7, 43 in Series 8, 24 in Series 9, 15 in Series 10, and 12 in Series 11).  As of March 31, 2008, Gateway has sold its interest in 1 Project Partnership (in Series 8).  A summary of the sale transaction for all Project Partnerships sold during the past three fiscal years are summarized below:

Fiscal Year 2008 Disposition Activity:

Series 8

Transaction Month / Year	Project Partnership	Net Proceeds	Net Proceeds Per LP Unit	Gain (Loss) on Disposal
March 2008	Morningside Villa	$ 68,000	$ 6.81	$ 68,000
$ 68,000

The net proceeds from the sale of Morningside Villa are a component of the Distribution Payable on the Balance Sheet as of March 31, 2008.  These net proceeds will be distributed to the Series 8 Limited Partners during fiscal year 2009.

NOTE 7 - TAXABLE INCOME (LOSS):

The following is a reconciliation between net loss as described in the financial statements and Gateway’s loss for tax purposes:

SERIES 7	2008	2007	2006
Net Loss per Financial Statements	$ (345,647)	$ (366,648)	$ (467,796)
Equity in Loss of Project Partnerships for tax purposes in excess of losses for financial statement purposes	(734,090)	(744,619)	(827,640)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	27,581	(139,599)	232,618
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense Impairment Expense Other Adjustments	85,596 27,255 76,196 (28,978)	86,138 50,301 193,195 (22,042)	86,222 6,431 0 (24,185)
Gateway loss for tax purposes as of December 31	$ (892,087)	$ (943,274)	$ (994,350)
	December 31, 2007	December 31, 2006	December 31, 2005
Federal Low Income Housing Tax Credits (Unaudited)	$ 0	$ 9,934	$ 84,568

The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2008 are as follows:

	Financial Reporting Purposes	Tax Reporting Purposes	Differences
Investments in Local Limited Partnerships	$ 284,147	$ (7,781,839)	$ 8,065,986
Other Assets	$ 365,929	$ 1,577,882	$ (1,211,953)
Liabilities	$ 880,008	$ 11,678	$ 868,330

NOTE 7 - TAXABLE INCOME (LOSS) (Continued):

The following is a reconciliation between net loss as described in the financial statements and Gateway’s loss for tax purposes:

SERIES 8	2008	2007	2006
Net Loss per Financial Statements	$ (251,652)	$ (240,629)	$ (216,489)
Equity in Loss of Project Partnerships for tax purposes in excess of losses for financial statement purposes	(786,382)	(852,613)	(928,195)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	41,559	(8,485)	22,154
Additional Loss on Sale of Project Partnerships for tax purposes	(68,000)	0	0
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense Other Adjustments	89,020 12,821 (25,785)	89,592 20,740 (13,876)	89,605 1,950 (14,323)
Gateway loss for tax purposes as of December 31	$ (988,419)	$ (1,005,271)	$ (1,045,298)
	December 31, 2007	December 31,2006	December 31, 2005
Federal Low Income Housing Tax Credits (Unaudited)	$ 0	$ 15,422	$ 170,591

The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2008 are as follows:

	Financial Reporting Purposes	Tax Reporting Purposes	Differences
Investments in Local Limited Partnerships	$ 296,532	$ (8,377,303)	$ 8,673,835
Other Assets	$ 328,591	$ 1,456,575	$ (1,127,984)
Liabilities	$ 1,027,682	$ 12,606	$ 1,015,076

NOTE 7 - TAXABLE INCOME (LOSS) (Continued):

The following is a reconciliation between net loss as described in the financial statements and Gateway’s loss for tax purposes:

SERIES 9	2008	2007	2006
Net Loss per Financial Statements	$ (242,723)	$ (248,128)	$ (341,082)
Equity in Loss of Project Partnerships for tax purposes in excess of losses for financial statement purposes	(469,803)	(417,301)	(389,575)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	4,869	(135,479)	148,091
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense Impairment Expense Other Adjustments	49,068 12,053 0 (5,960)	49,353 19,451 127,532 (5,409)	49,357 1,846 0 (6,176)
Gateway loss for tax purposes as of December 31	$ (652,496)	$ (609,981)	$ (537,539)
	December 31, 2007	December 31, 2006	December 31, 2005
Federal Low Income Housing Tax Credits (Unaudited)	$ 0	$ 0	$ 40,080

The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2008 are as follows:

	Financial Reporting Purposes	Tax Reporting Purposes	Differences
Investments in Local Limited Partnerships	$ 292,761	$ (3,591,076)	$ 3,883,837
Other Assets	$ 210,017	$ 971,196	$ (761,179)
Liabilities	$ 559,030	$ 7,296	$ 551,734

NOTE 7 - TAXABLE INCOME (LOSS) (Continued):

The following is a reconciliation between net loss as described in the financial statements and Gateway’s loss for tax purposes:

SERIES 10	2008	2007	2006
Net Loss per Financial Statements	$ (561,574)	$ (261,712)	$ (355,932)
Equity in Loss of Project Partnerships for tax purposes in excess of losses for financial statement purposes	(232,828)	(262,403)	(285,809)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	335,884	(125,267)	181,059
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense Impairment Expense Other Adjustments	33,536 24,105 46,129 (3,311)	33,713 39,206 156,694 (2,562)	33,768 4,281 0 (1,062)
Gateway loss for tax purposes as of December 31	$ (358,059)	$ (422,331)	$ (423,695)
	December 31, 2007	December 31, 2006	December 31, 2005
Federal Low Income Housing Tax Credits (Unaudited)	$ 0	$ 0	$ 48,806

The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2008 are as follows:

	Financial Reporting Purposes	Tax Reporting Purposes	Differences
Investments in Local Limited Partnerships	$ 672,563	$ (1,321,560)	$ 1,994,123
Other Assets	$ 199,448	$ 812,205	$ (612,757)
Liabilities	$ 145,423	$ 4,869	$ 140,554

NOTE 7 - TAXABLE INCOME (LOSS) (Continued):

The following is a reconciliation between net loss as described in the financial statements and Gateway’s loss for tax purposes:

SERIES 11	2008	2007	2006
Net Loss per Financial Statements	$ (628,777)	$ (470,714)	$ (776,165)
Equity in Loss of Project Partnerships for tax purposes in excess of losses for financial statement purposes	(198,370)	(172,636)	(216,021)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	113,606	(276,160)	632,332
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense Impairment Expense Other Adjustments	28,620 33,497 345,321 (2,782)	11,508 54,186 600,802 (3,382)	114,970 5,725 0 (2,785)
Gateway loss for tax purposes as of December 31	$ (308,885)	$ (256,396)	$ (241,944)
	December 31, 2007	December 31, 2006	December 31, 2005
Federal Low Income Housing Tax Credits (Unaudited)	$ 0	$ 43,946	$ 570,762

The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2008 are as follows:

	Financial Reporting Purposes	Tax Reporting Purposes	Differences
Investments in Local Limited Partnerships	$ 935,152	$ 1,000,537	$ (65,385)
Other Assets	$ 285,445	$ 750,168	$ (464,723)
Liabilities	$ 62,077	$ 4,125	$ 57,952

NOTE 7 - TAXABLE INCOME (LOSS) (Continued):

The following is a reconciliation between net loss as described in the financial statements and Gateway’s loss for tax purposes:

TOTAL SERIES 7 –11	2008	2007	2006
Net Loss per Financial Statements	$ (2,030,373)	$ (1,587,831)	$ (2,157,464)
Equity in Loss of Project Partnerships for tax purposes in excess of losses for financial statement purposes	(2,421,473)	(2,449,572)	(2,647,240)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	523,499	(684,990)	1,216,254
Additional Loss on Sale of Project Partnerships for tax purposes	(68,000)	0	0
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense Impairment Expense Other Adjustments	285,841 109,731 467,646 (66,816)	270,304 183,884 1,078,223 (47,271)	373,921 20,233 0 (48,531)
Gateway loss for tax purposes as of December 31	$ (3,199,945)	$ (3,237,253)	$ (3,242,827)

The difference in the total value of Gateway’s Investments in Project Partnerships is approximately $8,065,986 higher for Series 7, $8,673,835 higher for Series 8, $3,883,837 higher for Series 9, $1,994,123 higher for Series 10 and $65,385 lower for Series 11 for financial reporting purposes than for tax return purposes because (i) there were depreciation differences between financial reporting purposes and tax return purposes and (ii) certain expenses are not deductible for tax return purposes.

The differences in the assets and liabilities of Gateway for financial reporting purposes and tax reporting purposes for the year ended March 31, 2008 are as follows:

	Financial Reporting Purposes	Tax Reporting Purposes	Differences
Investments in Local Limited Partnerships	$ 2,481,155	$ (20,071,241)	$ 22,552,396
Other Assets	$ 1,389,430	$ 5,568,027	$ (4,178,597)
Liabilities	$ 2,674,220	$ 40,574	$ 2,633,646

NOTE 8 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

Series 7 Year 2008	Quarter 1 6/30/2007	Quarter 2 9/30/2007	Quarter 3 12/31/2007	Quarter 4 3/31/2008
Total Revenues	$15,500	$3,934	$0	$16,651
Net Loss	$(40,082)	$(72,129)	$(67,203)	$(166,233)
Loss Per Weighted Average Limited Partnership Unit Outstanding	$(3.82)	$(6.87)	$(6.40)	$(15.83)

Series 8 Year 2008	Quarter 1 6/30/2007	Quarter 2 9/30/2007	Quarter 3 12/31/2007	Quarter 4 3/31/2008
Total Revenues	$8,305	$7,302	$2,617	$11,155
Net Loss	$(43,561)	$(78,541)	$(81,124)	$(48,426)
Loss Per Weighted Average Limited Partnership Unit Outstanding	$(4.32)	$(7.79)	$(8.05)	$(11.55)

Series 9 Year 2008	Quarter 1 6/30/2007	Quarter 2 9/30/2007	Quarter 3 12/31/2007	Quarter 4 3/31/2008
Total Revenues	$4,003	$0	$600	$3,911
Net Loss	$(45,788)	$(64,718)	$(52,111)	$(80,106)
Loss Per Weighted Average Limited Partnership Unit Outstanding	$(7.25)	$(10.24)	$(8.25)	$(12.68)

Series 10 Year 2008	Quarter 1 6/30/2007	Quarter 2 9/30/2007	Quarter 3 12/31/2007	Quarter 4 3/31/2008
Total Revenues	$1,380	$0	$749	$0
Net Loss	$(31,843)	$(46,171)	$(45,917)	$(437,643)
Loss Per Weighted Average Limited Partnership Unit Outstanding	$(6.25)	$(9.06)	$(9.01)	$(85.91)

NOTE 8 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued):

Series 11 Year 2008	Quarter 1 6/30/2007	Quarter 2 9/30/2007	Quarter 3 12/31/2007	Quarter 4 3/31/2008
Total Revenues	$2,182	$0	$0	$600
Net Loss	$(56,807)	$(53,817)	$(24,595)	$(493,558)
Loss Per Weighted Average Limited Partnership Unit Outstanding	$(10.97)	$(10.39)	$(4.75)	$(95.30)

Series 7 - 11 Year 2008	Quarter 1 6/30/2007	Quarter 2 9/30/2007	Quarter 3 12/31/2007	Quarter 4 3/31/2008
Total Revenues	$31,370	$11,236	$3,966	$32,317
Net Loss	$(218,081)	$(315,376)	$(270,950)	$(1,225,966)

Series 7 Year 2007	Quarter 1 6/30/2006	Quarter 2 9/30/2006	Quarter 3 12/31/2006	Quarter 4 3/31/2007
Total Revenues	$4,626	$11,320	$1,560	$9,544
Net Loss	$(54,316)	$(76,666)	$(59,253)	$(176,413)
Loss Per Weighted Average Limited Partnership Unit Outstanding	$(5.17)	$(7.30)	$(5.64)	$(16.81)

Series 8 Year 2007	Quarter 1 6/30/2006	Quarter 2 9/30/2006	Quarter 3 12/31/2006	Quarter 4 3/31/2007
Total Revenues	$7,529	$800	$0	$7,561
Net Loss	$(34,116)	$(81,988)	$(73,632)	$(50,893)
Loss Per Weighted Average Limited Partnership Unit Outstanding	$(3.38)	$(8.13)	$(7.30)	$(5.06)

NOTE 8 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued):

Series 9 Year 2007	Quarter 1 6/30/2006	Quarter 2 9/30/2006	Quarter 3 12/31/2006	Quarter 4 3/31/2007
Total Revenues	$4,809	$0	$0	$1,357
Net Loss	$(33,887)	$(76,479)	$(34,871)	$(102,891)
Loss Per Weighted Average Limited Partnership Unit Outstanding	$(5.36)	$(12.11)	$(5.52)	$(16.29)

Series 10 Year 2007	Quarter 1 6/30/2006	Quarter 2 9/30/2006	Quarter 3 12/31/2006	Quarter 4 3/31/2007
Total Revenues	$1,381	$0	$0	$1,182
Net Loss	$(29,540)	$(71,547)	$(32,580)	$(128,045)
Loss Per Weighted Average Limited Partnership Unit Outstanding	$(5.80)	$(14.05)	$(6.40)	$(25.13)

Series 11 Year 2007	Quarter 1 6/30/2006	Quarter 2 9/30/2006	Quarter 3 12/31/2006	Quarter 4 3/31/2007
Total Revenues	$0	$2,182	$600	$600
Net Loss	$(3,750)	$(43,444)	$(18,523)	$(404,997)
Loss Per Weighted Average Limited Partnership Unit Outstanding	$(0.72)	$(8.39)	$(3.58)	$(78.20)

Series 7 - 11 Year 2007	Quarter 1 6/30/2006	Quarter 2 9/30/2006	Quarter 3 12/31/2006	Quarter 4 3/31/2007
Total Revenues	$18,345	$14,302	$2,160	$20,244
Net Loss	$(155,609)	$(350,124)	$(218,859)	$(863,239)

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

In accordance with Government Auditing Standards, we have also issued a report dated February 21, 2006 on our consideration of Lakeshore II, Ltd.’s, internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.  That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.  However, the partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included only the consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.

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

We conducted the audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that the audits provide a reasonable basis for our opinion.

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

We conducted the audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that the audits provide a reasonable basis for our opinion.

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

We conducted the audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Applegate Apartments, Ltd., as of December 31, 2005 and 2004, and the results of its operations, changes in partners’ capital and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

We conducted the audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heatherwood Apartments, Ltd., as of December 31, 2005 and 2004, and the results of its operations, changes in partners’ capital and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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
Certified Public Accountants

Gadsden, Alabama
February 28, 2006

Item 9.  Changes in and disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A.  Controls and Procedures

Disclosure controls are procedures designed to ensure that information required to be disclosed in Gateway's reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls are also designed to ensure that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, as Gateway's are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of the Managing General Partner’s management, including the Chief Executive Officer and Chief Financial Officer, Gateway has evaluated the effectiveness of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.  There were no changes in Gateway’s internal control over financial reporting during the year ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, Gateway’s internal control over financial reporting.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Gateway’s management is responsible for establishing and maintaining adequate internal control over financial reporting for Gateway.  Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of Gateway’s financial reporting for external purposes in accordance with accounting principles generally accepted in the United States.  Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect Gateway’s transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of its financial statements; providing reasonable assurance that receipts and expenditures of Gateway’s assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of Gateway’s assets that could have a material effect on Gateway’s financial statements would be prevented or detected on a timely basis.  Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of Gateway’s financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of Gateway’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management concluded that Gateway’s internal control over financial reporting was effective as of March 31, 2008.

Item 9a(T).  Controls and Procedures

Not applicable to Gateway’s annual report for fiscal year ended March 31, 2008.

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

Ronald M. Diner, age 64, is President and a Director.  He is a Senior Vice President of Raymond James & Associates, Inc., with whom he has been employed since June 1983.  Mr. Diner received an MBA degree from Columbia University (1968) and a BS degree from Trinity College (1966).  Prior to joining Raymond James & Associates, Inc., he managed the broker-dealer activities of Pittway Real Estate, Inc., a real estate development firm.  He was previously a loan officer at Marine Midland Realty Credit Corp., and spent three years with Common, Dann & Co., a New York regional investment firm.  He has served as a member of the Board of Directors of the Council for Rural Housing and Development, a national organization of developers, managers and syndicators of properties developed under the RECD Section 515 program, and is a member of the Board of Directors of the Florida Council for Rural Housing and Development.  Mr. Diner has been a speaker and panel member at state and national seminars relating to the low-income housing credit.

     J. Davenport Mosby III, age 52, is a Vice President and a Director.  He is a Senior Managing Director of Raymond James & Associates, Inc. which he joined in 1982.  Mr. Mosby received an MBA from the Harvard Business School (1982).  He graduated magna cum laude with a BA from Vanderbilt University where he was elected to Phi Beta Kappa.

Raymond James Tax Credit Funds, Inc. is a wholly owned subsidiary of Raymond James Financial, Inc. (“RJF”).  RJF has adopted a Business Ethics and Corporate Policy that is applicable to the officers and employees of Raymond James Tax Credit Funds, Inc., the Managing General Partner of the of Gateway.  That policy is posted on RJF’s Internet website at http://www.raymondjames.com under “About Our Company” --- Investor Relations --- Corporate Governance --- Employee Code of Ethics.

Raymond James Partners, Inc. -

Raymond James Partners, Inc. was formed to act as the general partner, with affiliated corporations, in limited partnerships sponsored by Raymond James Financial, Inc.

Information regarding the officers and directors of Raymond James Partners, Inc. is included on page 68 of the Prospectus under the section captioned “Management” (consisting of pages 66 through 69 of the Prospectus) which is incorporated herein by reference.

Item 11.  Executive Compensation

Gateway has no directors or officers.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Neither of the General Partners own any units of the outstanding securities of Gateway as of March 31, 2008.  Ronald M. Diner, President of Raymond James Tax Credit Funds, Inc. owns 5 units of Series 7.  None of the other directors and officers own any units of the outstanding securities of Gateway as of March 31, 2008.

Gateway is a Limited Partnership and therefore does not have voting shares of stock.  To the knowledge of Gateway, no person owns of record or beneficially, more than 5% of Gateway's outstanding units.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Gateway has no officers or directors.  However, under the terms of the public offering, various kinds of compensation and fees are payable to the General Partners and its affiliates during the organization and operations of Gateway.  Additionally, the General Partners will receive distributions from Gateway if there is cash available for distribution or residual proceeds as defined in the Agreement.  The amounts and kinds of compensation and fees are described on pages 24 to 26 of the Prospectus under the caption “Management Compensation”, which is incorporated herein by reference.

The Payable to General Partners primarily represents the asset management fees and general and administrative expenses owed to the General Partners at the end of the period.  It is unsecured, due on demand and, in accordance with the Agreement, non-interest bearing.  Within the next 12 months, the Managing General Partner does not intend to demand payment on the portion of Asset Management Fees payable classified as long-term on the Balance Sheet.

For the years ended March 31, 2008, 2007, and 2006 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

Asset Management Fee - The Managing General Partner is entitled to receive an annual asset management fee equal to the greater of (i) $2,000 for each limited partnership in which Gateway invests, or (ii) 0.275% of Gateway's gross proceeds from the sale of limited partnership interests.  In either event (i) or (ii), the maximum amount may not exceed 0.2% of the aggregate cost (Gateway's capital contribution plus Gateway's share of the Properties' mortgage) of Gateway's interest in properties owned by the Project Partnerships.  The asset management fee will be paid only after all other expenses of Gateway have been paid.  These fees are included in the Statements of Operations.

	2008	2007	2006
Series 7	$ 85,596	$ 85,926	$ 86,447
Series 8	89,020	89,370	89,908
Series 9	49,068	49,242	49,509
Series 10	33,536	33,643	33,819
Series 11	28,699	27,989	28,021
Total	$ 285,919	$ 286,170	$ 287,704

General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis.  This expense is included in the Statements of Operations.

	2008	2007	2006
Series 7	$ 124,429	$ 109,100	$ 84,526
Series 8	136,878	120,278	93,195
Series 9	76,571	67,132	52,016
Series 10	47,857	41,958	32,510
Series 11	38,286	33,565	26,008
Total	$ 424,021	$ 372,033	$ 288,255

Total unpaid asset management fees and administrative expenses payable to the General Partners, which are included on the Balance Sheet as of March 31, 2008 and 2007 are as follows:

	March 31, 2008	March 31, 2007
Series 2	$ 880,008	$ 790,609
Series 3	959,682	824,825
Series 4	559,030	507,802
Series 5	145,423	110,514
Series 6	62,077	34,115
Total	$ 2,606,220	$ 2,267,865

Item 14.  Principal Accounting Fees & Services

   Audit Fees

The aggregate fees incurred by Gateway’s principal accounting firm, Reznick Group, P.C., for professional services rendered for the audit of the annual financial statements and review of financial statements included in Gateway’s quarterly report on Form 10-Q was $74,500 and $82,000 for the years ended March 31, 2008 and 2007, respectively.  The aggregate fees billed by Gateway’s former principal accounting firm, Spence, Marston, Bunch, Morris and Co., totaled $2,000 for each of the years ended March 31, 2008 and 2007 for services pertaining to prior years audit reports.

Tax Fees

During fiscal 2008 and 2007, Spence, Marston, Bunch, Morris and Co. was engaged to prepare Gateway’s federal tax return, for which they billed $9,000 for each of the years ended 2008 and 2007.

   Other Fees

The two members of Raymond James Tax Credit Funds, Inc. Board of Directors, Ronald M. Diner and J. Davenport Mosby III also serve as the members of the Audit Committee on behalf of Gateway.  The audit committee charter requires that the committee approve the engagement of the principal accounting firm prior to the rendering of any audit or non-audit services.  During fiscal 2008, 100% of the audit related and other services and 100% of the tax services were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

a. (1)  Financial Statements

(2)  Financial Statement Schedules –

    Schedule III – Real Estate and Accumulated Depreciation of Property Owned by Project Partnerships

    Schedule IV – Mortgage loans on real estate

    All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or the  notes thereto.

(3)	Exhibit Listing

            Exhibit
            Number   Description

3.1	Amended Certificate of Limited Partnership of Gateway Tax Credit Fund III, Ltd. (Filed as an Exhibit to Registration Statement on Form S-11, File No. 33-44238, and incorporated by reference.)
4.1	The Form of Partnership Agreement of the Partnership (included as Exhibit “A” to the Prospectus, File No. 33-44238, and incorporated herein by reference.)
     31.1     Certification required by Rule 15d-14(a). (Filed herewith.)
     31.2     Certification required by Rule 15d-14(a). (Filed herewith.)
     32        Certification required by Rule 15d-14(b). (Filed herewith.)

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2007

SERIES 7
Apartment Properties
		# of	Mortgage Loan
Partnership	Location	Units	Balance

Nottingham	Pisgah, AL	18	555,257
Cedar Hollow	Waterloo, NE	24	738,636
Sunrise	Mission, SD	44	1,960,497
Mountain City	Mountain City, TN	40	1,277,407
Burbank	Falls City, NE	24	783,132
Washington	Bloomfield, NE	24	777,519
BrookStone	McCaysville, GA	40	1,156,312
Tazewell	New Tazewell, TN	44	1,357,971
N. Irvine	Irvine, KY	24	768,725
Horton	Horton, KS	24	746,093
Manchester	Manchester, GA	42	1,163,800
Waynesboro	Waynesboro, GA	24	649,613
Lakeland II	Lakeland, GA	30	807,821
Mt. Vernon	Mt. Vernon, GA	24	715,542
Meadow Run	Dawson, GA	48	1,379,973
Spring Creek II	Quitman, GA	24	645,324
Warm Springs	Warm Springs, GA	22	654,677
Blue Ridge	Blue Ridge, GA	41	1,062,541
Walnut	Elk Point, SD	24	797,828
Pioneer	Mountain View, AR	48	1,176,568
Dilley	Dilley, TX	28	705,102
Elsa	Elsa, TX	40	1,006,354
Clinch View	Gate City, VA	42	1,410,511
Jamestown	Jamestown, TN	40	1,183,906
Leander	Leander, TX	36	889,125
Louisa Sr.	Louisa, KY	36	1,153,521
Orchard Commons	Crab Orchard, KY	12	317,155
Vardaman	Vardaman, MS	24	709,499
Heritage Park	Paze, AZ	32	1,208,245
BrooksHollow	Jasper, GA	40	1,141,476
Cavalry Crossing	Ft. Scott, KS	40	1,378,926
Carson City	Carson City, KS	24	765,168
Matteson	Capa, KS	24	739,960
Pembroke	Pembroke, KY	16	493,224
Robynwood	Cynthiana, KY	24	746,848
Atoka	Atoka, OK	24	651,478
Coalgate	Coalgate, OK	24	651,674
Hill Creek	West Blocton, AL	24	750,073
Cardinal	Mountain Home. AR	32	108,337

Total Series 7		1,195	$ 35,185,818

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2007

SERIES 7	Cost at Acquisition Date
Apartment Properties			Net Improvements
		Buildings	Capitalized
		Improvements	Subsequent to
Partnership	Land	& Equipment	Acquisition

Nottingham	21,070	695,113	62,065
Cedar Hollow	25,000	889,355	129,447
Sunrise	30,000	837,000	1,892,873
Mountain City	67,000	1,345,826	255,704
Burbank	25,000	595,780	442,191
Washington	30,000	401,435	558,717
BrookStone	45,000	176,183	1,239,716
Tazewell	75,000	834,811	874,269
N. Irvine	27,600	696,407	307,356
Horton	15,615	641,460	275,465
Manchester	40,000	243,179	1,191,337
Waynesboro	45,310	107,860	666,155
Lakeland II	30,000	149,453	830,194
Mt. Vernon	19,500	156,335	724,691
Meadow Run	20,000	241,802	1,483,038
Spring Creek II	40,000	117,323	651,152
Warm Springs	45,000	196,691	581,001
Blue Ridge	0	234,193	1,104,950
Walnut	20,000	112,079	929,963
Pioneer	30,000	1,092,918	390,498
Dilley	30,000	847,755	13,210
Elsa	40,000	1,286,910	15,105
Clinch View	99,000	409,447	1,360,687
Jamestown	53,800	436,875	1,106,884
Leander	46,000	1,063,200	57,830
Louisa Sr.	90,000	449,409	901,987
Orchard Commons	28,789	452,556	(30,458)
Vardaman	15,000	93,877	818,572
Heritage Park	199,000	1,243,700	206,881
BrooksHollow	67,155	183,029	1,190,127
Cavalry Crossing	82,300	894,246	893,252
Carson City	86,422	354,778	532,669
Matteson	28,438	556,314	378,870
Pembroke	22,000	190,283	376,434
Robynwood	35,000	315,110	612,567
Atoka	16,000	819,334	0
Coalgate	22,500	806,005	0
Hill Creek	29,337	622,291	339,919
Cardinal	24,207	650,852	110,181

Total Series 7	$ 1,666,043	$ 21,441,174	$ 23,475,499

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2007

SERIES 7
Apartment Properties	Gross Amount At Which Carried At December 31, 2007
		Buildings,
		Improvements
Partnership	Land	& Equipment	Total

Nottingham	23,500	754,748	778,248
Cedar Hollow	33,322	1,010,480	1,043,802
Sunrise	76,391	2,683,482	2,759,873
Mountain City	67,000	1,601,530	1,668,530
Burbank	37,000	1,025,971	1,062,971
Washington	55,940	934,212	990,152
BrookStone	45,000	1,415,899	1,460,899
Tazewell	75,000	1,709,080	1,784,080
N. Irvine	29,750	1,001,613	1,031,363
Horton	15,615	916,925	932,540
Manchester	49,455	1,425,061	1,474,516
Waynesboro	37,500	781,825	819,325
Lakeland II	29,600	980,047	1,009,647
Mt. Vernon	19,500	881,026	900,526
Meadow Run	40,000	1,704,840	1,744,840
Spring Creek II	30,000	778,475	808,475
Warm Springs	20,000	802,692	822,692
Blue Ridge	0	1,339,143	1,339,143
Walnut	82,413	979,629	1,062,042
Pioneer	151,303	1,362,113	1,513,416
Dilley	30,000	860,965	890,965
Elsa	40,000	1,302,015	1,342,015
Clinch View	99,000	1,770,134	1,869,134
Jamestown	53,800	1,543,759	1,597,559
Leander	174,104	992,926	1,167,030
Louisa Sr.	98,550	1,342,846	1,441,396
Orchard Commons	28,789	422,098	450,887
Vardaman	15,000	912,449	927,449
Heritage Park	199,000	1,450,581	1,649,581
BrooksHollow	69,750	1,370,561	1,440,311
Cavalry Crossing	101,365	1,768,433	1,869,798
Carson City	40,028	933,841	973,869
Matteson	39,000	924,622	963,622
Pembroke	22,000	566,717	588,717
Robynwood	35,000	927,677	962,677
Atoka	16,000	819,334	835,334
Coalgate	22,500	806,005	828,505
Hill Creek	29,337	962,210	991,547
Cardinal	24,207	761,033	785,240

Total Series 7	$ 2,055,719	$ 44,526,997	$ 46,582,716

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2007

SERIES 7
Apartment Properties
	Accumulated	Depreciable Life
Partnership	Depreciation

Nottingham	288,200	5.0-40.0
Cedar Hollow	425,745	7.0-40.0
Sunrise	1,445,617	5.0-27.5
Mountain City	921,773	7.0-27.5
Burbank	465,380	5.0-30.0
Washington	521,274	5.0-30.0
BrookStone	728,151	5.0-27.5
Tazewell	951,872	7.0-27.5
N. Irvine	389,775	5.0-40.0
Horton	555,828	5.0-25.0
Manchester	689,231	5.0-25.0
Waynesboro	386,459	10.0-30.0
Lakeland II	492,620	10.0-30.0
Mt. Vernon	433,338	5.0-30.0
Meadow Run	866,274	7.0-27.5
Spring Creek II	383,906	10.0-30.0
Warm Springs	405,622	5.0-40.0
Blue Ridge	705,491	5.0-25.0
Walnut	444,922	5.0-40.0
Pioneer	582,600	12.0-40.0
Dilley	268,337	5.0-50.0
Elsa	464,697	7.0-50.0
Clinch View	984,103	7.0-27.5
Jamestown	841,400	7.0-27.5
Leander	626,748	7.0-30.0
Louisa Sr.	496,092	5.0-40.0
Orchard Commons	157,438	5.0-40.0
Vardaman	351,222	5.0-40.0
Heritage Park	827,763	7.0-27.5
BrooksHollow	691,965	5.0-27.5
Cavalry Crossing	698,125	12.0-40.0
Carson City	515,674	7.0-27.5
Matteson	525,479	7.0-27.5
Pembroke	205,435	5.0-40.0
Robynwood	334,351	5.0-40.0
Atoka	488,569	5.0-25.0
Coalgate	486,503	5.0-25.0
Hill Creek	474,113	7.0-27.5
Cardinal	265,371	7.0-27.5

Total Series 7	$ 21,787,463

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2007

SERIES 8
Apartment Properties
		# of	Mortgage Loan
Partnership	Location	Units	Balance

Purdy	Purdy, MO	16	444,795
Galena	Galena, KS	24	590,308
Antlers 2	Antlers, OK	24	611,320
Holdenville	Holdenville, OK	24	696,045
Wetumka	Wetumka, OK	24	630,622
Mariners Cove	Marine City, MI	32	1,006,119
Mariners Cove Sr.	Marine City, MI	24	779,234
Antlers	Antlers, OK	36	1,058,398
Bentonville	Bentonville, AR	24	474,029
Deerpoint	Elgin, AL	24	712,323
Aurora	Aurora, MO	28	706,111
Baxter	Baxter Springs, KS	16	411,918
Arbor Gate	Bridgeport, AL	24	729,740
Timber Ridge	Collinsville, AL	24	713,019
Concordia Sr.	Concordia, KS	24	660,721
Mountainburg	Mountainburg, AR	24	687,362
Lincoln	Pierre, SD	25	866,151
Fox Ridge	Russellville, AL	24	721,183
Meadow View	Bridgeport, NE	16	573,758
Sheridan	Auburn, NE	16	588,680
Grand Isle	Grand Isle, ME	16	917,820
Meadowview	Van Buren, AR	29	720,015
Taylor	Taylor, TX	44	1,204,950
Brookwood	Gainesboro, TN	44	1,416,099
Pleasant Valley	Lynchburg, TN	33	1,067,348
Reelfoot	Ridgely, TN	20	630,984
River Rest	Newport, TN	34	1,115,153
Kirskville	Kirksville, MO	24	664,838
Cimmaron	Arco, ID	24	802,967
Kenton	Kenton, OH	46	1,389,381
Lovingston	Lovingston, VA	64	2,154,756
Pontotoc	Pontotoc, MS	36	1,072,580
So. Brenchley	Rexburg, ID	30	1,203,277
Hustonville	Hustonville, KY	16	504,093
Northpoint	Jackson, KY	24	870,614
Brooks Field	Louisville, GA	32	929,311
Brooks Lane	Clayton, GA	36	1,074,427
Brooks Point	Dahlonega, GA	41	1,333,076
Brooks Run	Jasper, GA	24	739,190
Logan Heights	Russellville, KY	24	762,160
Lakeshore 2	Tuskegee, AL	36	1,124,452
Cottondale	Cottondale, FL	25	745,180

Total Series 8		1,175	$ 36,104,507

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2007

SERIES 8	Cost at Acquisition Date
Apartment Properties			Net Improvements
		Buildings	Capitalized
		Improvements	Subsequent to
Partnership	Land	& Equipment	Acquisition

Purdy	64,823	493,596	62,625
Galena	19,200	362,505	443,445
Antlers 2	26,000	761,859	0
Holdenville	15,000	877,598	0
Wetumka	19,977	792,876	0
Mariners Cove	117,192	1,134,974	(127,575)
Mariners Cove Sr.	72,252	901,745	55,782
Antlers	50,529	1,270,510	0
Bentonville	15,220	743,269	0
Deerpoint	33,250	912,974	2,600
Aurora	164,350	716,471	73,391
Baxter	13,800	418,296	153,017
Arbor Gate	43,218	873,748	28,732
Timber Ridge	15,145	879,334	45,207
Concordia Sr.	65,000	776,131	(14,742)
Mountainburg	20,000	863,990	0
Lincoln	121,000	933,872	93,324
Fox Ridge	35,000	867,785	0
Meadow View	29,000	686,959	28,310
Sheridan	20,100	373,018	405,836
Grand Isle	20,000	1,180,210	12,623
Meadowview	40,000	954,717	0
Taylor	105,335	1,185,923	238,534
Brookwood	28,148	1,780,090	8,987
Pleasant Valley	56,269	1,288,452	11,749
Reelfoot	13,000	118,127	698,721
River Rest	50,750	431,259	960,977
Kirskville	50,000	188,140	593,352
Cimmaron	18,000	611,963	555,464
Kenton	61,699	785,703	934,357
Lovingston	178,985	2,215,782	395,774
Pontotoc	40,500	312,296	991,795
So. Brenchley	99,658	492,781	997,210
Hustonville	20,000	672,270	17,364
Northpoint	140,000	942,599	32,197
Brooks Field	45,762	113,295	1,018,084
Brooks Lane	57,500	123,401	1,177,172
Brooks Point	108,000	135,053	1,415,911
Brooks Run	50,000	158,025	716,472
Logan Heights	24,600	422,778	510,002
Lakeshore 2	45,000	273,501	1,122,374
Cottondale	36,000	911,975	344

Total Series 8	$ 2,249,262	$ 30,939,850	$ 13,659,415

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2007

SERIES 8
Apartment Properties	Gross Amount At Which Carried At December 31, 2007
		Buildings,
		Improvements
Partnership	Land	& Equipment	Total

Purdy	77,487	543,557	621,044
Galena	88,314	736,836	825,150
Antlers 2	26,000	761,859	787,859
Holdenville	15,000	877,598	892,598
Wetumka	19,977	792,876	812,853
Mariners Cove	122,656	1,001,935	1,124,591
Mariners Cove Sr.	46,216	983,563	1,029,779
Antlers	50,529	1,270,510	1,321,039
Bentonville	15,220	743,269	758,489
Deerpoint	19,500	929,324	948,824
Aurora	167,601	786,611	954,212
Baxter	49,173	535,940	585,113
Arbor Gate	48,116	897,582	945,698
Timber Ridge	16,745	922,941	939,686
Concordia Sr.	65,000	761,389	826,389
Mountainburg	20,000	863,990	883,990
Lincoln	136,047	1,012,149	1,148,196
Fox Ridge	35,000	867,785	902,785
Meadow View	29,000	715,269	744,269
Sheridan	34,300	764,654	798,954
Grand Isle	20,000	1,192,833	1,212,833
Meadowview	40,000	954,717	994,717
Taylor	105,334	1,424,458	1,529,792
Brookwood	28,148	1,789,077	1,817,225
Pleasant Valley	56,269	1,300,201	1,356,470
Reelfoot	13,827	816,021	829,848
River Rest	52,062	1,390,924	1,442,986
Kirskville	50,000	781,492	831,492
Cimmaron	6,000	1,179,427	1,185,427
Kenton	61,699	1,720,060	1,781,759
Lovingston	171,772	2,618,769	2,790,541
Pontotoc	40,500	1,304,091	1,344,591
So. Brenchley	99,658	1,489,991	1,589,649
Hustonville	22,323	687,311	709,634
Northpoint	142,950	971,846	1,114,796
Brooks Field	45,761	1,131,380	1,177,141
Brooks Lane	68,036	1,290,037	1,358,073
Brooks Point	108,000	1,550,964	1,658,964
Brooks Run	50,366	874,131	924,497
Logan Heights	24,600	932,780	957,380
Lakeshore 2	46,014	1,394,861	1,440,875
Cottondale	36,000	912,319	948,319

Total Series 8	$ 2,371,200	$ 44,477,327	$ 46,848,527

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2007

SERIES 8
Apartment Properties
	Accumulated	Depreciable Life
Partnership	Depreciation

Purdy	377,217	7.0-27.5
Galena	457,831	7.0-27.5
Antlers 2	454,579	5.0-25.0
Holdenville	509,671	5.0-25.0
Wetumka	462,635	5.0-25.0
Mariners Cove	695,992	7.0-27.5
Mariners Cove Sr.	541,133	7.0-27.5
Antlers	746,259	10.0-25.0
Bentonville	456,522	5.0-25.0
Deerpoint	296,744	5.0-50.0
Aurora	552,784	7.0-27.5
Baxter	319,904	7.0-27.5
Arbor Gate	341,193	5.0-40.0
Timber Ridge	349,300	5.0-40.0
Concordia Sr.	438,692	5.0-25.0
Mountainburg	501,258	5.0-25.0
Lincoln	550,075	7.0-27.5
Fox Ridge	271,502	5.0-50.0
Meadow View	331,222	5.0-30.0
Sheridan	313,662	5.0-50.0
Grand Isle	655,624	7.0-27.5
Meadowview	553,736	5.0-25.0
Taylor	412,629	5.0-50.0
Brookwood	869,368	5.0-50.0
Pleasant Valley	638,890	5.0-50.0
Reelfoot	388,114	7.0-27.5
River Rest	642,708	7.0-50.0
Kirskville	429,595	5.0-27.5
Cimmaron	605,009	7.0-27.5
Kenton	746,395	5.0-33.0
Lovingston	1,370,141	7.0-27.5
Pontotoc	435,789	5.0-40.0
So. Brenchley	777,312	7.0-27.5
Hustonville	254,065	5.0-40.0
Northpoint	362,232	5.0-40.0
Brooks Field	539,320	5.0-40.0
Brooks Lane	618,619	5.0-40.0
Brooks Point	727,427	5.0-40.0
Brooks Run	421,990	5.0-40.0
Logan Heights	483,675	7.0-40.0
Lakeshore 2	467,818	5.0-40.0
Cottondale	435,046	5.0-27.5

Total Series 8	$ 21,803,677

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2007

SERIES 9
Apartment Properties
		# of	Mortgage Loan
Partnership	Location	Units	Balance

Jay	Jay, OK	24	632,248
Boxwood	Lexington, TX	24	594,313
Stilwell 3	Stilwell, OK	16	448,511
Arbor Trace	Lake Park, GA	24	720,309
Arbor Trace 2	Lake Park, GA	42	1,418,848
Omega	Omega, GA	36	1,103,838
Cornell 2	Watertown, SD	24	896,084
Elm Creek	Pierre, SD	24	927,292
Marionville	Marionville, MO	20	545,943
Lamar	Lamar, AR	24	691,072
Mt. Glen	Heppner, OR	24	799,801
Centreville	Centreville, AL	24	768,053
Skyview	Troy, AL	36	1,104,374
Sycamore	Coffeyville, KS	40	1,377,167
Bradford	Cumberland, KY	24	770,088
Cedar Lane	London, KY	24	703,819
Stanton	Stanton, KY	24	778,508
Abernathy	Abernathy, TX	24	599,743
Pembroke	Pembroke, KY	24	776,224
Meadowview	Greenville, AL	24	643,045
Town Branch	Mt. Vernon, KY	24	745,904
Fox Run	Ragland, AL	24	752,465
Maple Street	Emporium, PA	32	1,329,626
Manchester	Manchester, GA	18	575,105

Total Series 9		624	$ 19,702,380

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2007

SERIES 9	Cost at Acquisition Date
Apartment Properties			Net Improvements
		Buildings	Capitalized
		Improvements	Subsequent to
Partnership	Land	& Equipment	Acquisition

Jay	30,000	103,524	677,073
Boxwood	22,273	718,529	30,137
Stilwell 3	15,567	82,347	489,218
Arbor Trace	62,500	185,273	670,585
Arbor Trace 2	100,000	361,210	1,345,224
Omega	35,000	188,863	1,183,441
Cornell 2	29,155	576,296	640,587
Elm Creek	71,360	233,390	972,147
Marionville	24,900	409,497	349,141
Lamar	18,000	202,240	684,085
Mt. Glen	23,500	480,064	614,418
Centreville	36,000	220,952	736,434
Skyview	120,000	220,161	1,103,496
Sycamore	64,408	415,748	1,376,863
Bradford	66,000	285,025	649,183
Cedar Lane	49,750	952,314	(38,223)
Stanton	41,584	959,574	(42,009)
Abernathy	30,000	751,898	0
Pembroke	43,000	955,687	(47,860)
Meadowview	46,270	1,086,351	18,488
Town Branch	21,000	942,114	(25,758)
Fox Run	47,467	919,296	11,432
Maple Street	85,000	1,178,856	452,025
Manchester	24,100	711,035	314

Total Series 9	$ 1,106,834	$ 13,140,244	$ 11,850,441

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2007

SERIES 9
Apartment Properties	Gross Amount At Which Carried At December 31, 2007
		Buildings,
		Improvements
Partnership	Land	& Equipment	Total

Jay	25,000	785,597	810,597
Boxwood	22,273	748,666	770,939
Stilwell 3	10,000	577,132	587,132
Arbor Trace	62,500	855,858	918,358
Arbor Trace 2	100,000	1,706,434	1,806,434
Omega	35,000	1,372,304	1,407,304
Cornell 2	96,696	1,149,342	1,246,038
Elm Creek	159,288	1,117,609	1,276,897
Marionville	90,604	692,934	783,538
Lamar	18,000	886,325	904,325
Mt. Glen	23,500	1,094,482	1,117,982
Centreville	36,000	957,386	993,386
Skyview	120,000	1,323,657	1,443,657
Sycamore	73,945	1,783,074	1,857,019
Bradford	66,000	934,208	1,000,208
Cedar Lane	49,750	914,091	963,841
Stanton	41,584	917,565	959,149
Abernathy	30,000	751,898	781,898
Pembroke	43,000	907,827	950,827
Meadowview	46,270	1,104,839	1,151,109
Town Branch	21,000	916,356	937,356
Fox Run	47,467	930,728	978,195
Maple Street	85,000	1,630,881	1,715,881
Manchester	27,200	708,249	735,449

Total Series 9	$ 1,330,077	$ 24,767,442	$ 26,097,519

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2007

SERIES 9
Apartment Properties
	Accumulated	Depreciable Life
Partnership	Depreciation

Jay	436,205	5.0-25.0
Boxwood	432,607	5.0-25.0
Stilwell 3	322,611	5.0-25.0
Arbor Trace	381,898	10.0-30.0
Arbor Trace 2	760,533	10.0-30.0
Omega	621,696	5.0-50.0
Cornell 2	619,785	5.0-30.0
Elm Creek	587,907	5.0-27.5
Marionville	414,579	7.0-27.5
Lamar	499,608	5.0-25.0
Mt. Glen	574,263	7.0-27.5
Centreville	523,373	5.0-40.0
Skyview	446,807	5.0-40.0
Sycamore	623,764	12.0-40.0
Bradford	309,455	5.0-40.0
Cedar Lane	332,060	5.0-40.0
Stanton	330,706	5.0-40.0
Abernathy	427,854	5.0-25.0
Pembroke	307,339	7.0-40.0
Meadowview	363,101	5.0-40.0
Town Branch	293,999	7.0-40.0
Fox Run	456,301	7.0-27.5
Maple Street	567,763	7.0-40.0
Manchester	320,909	5.0-27.5

Total Series 9	$ 10,955,123

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2007

SERIES 10
Apartment Properties
		# of	Mortgage Loan
Partnership	Location	Units	Balance

Redstone	Challis, ID	24	816,982
Albany	Albany, KY	24	747,391
Oak Terrace	Bonifay, FL	18	525,208
Wellshill	West Liberty, KY	32	1,054,009
Applegate	Florence, AL	36	1,114,105
Heatherwood	Alexander City, AL	36	862,003
Peachtree	Gaffney, SC	28	1,078,477
Donna	Donna, TX	50	1,378,145
Wellsville	Wellsville, NY	24	1,006,711
Tecumseh	Tecumseh, NE	24	865,031
Clay City	Clay City, KY	24	789,571
Irvine West	Irvine, KY	24	788,239
New Castle	New Castle, KY	24	781,816
Stigler	Stigler, OK	20	576,524
Courtyard	Huron, SD	21	623,424

Total Series 10		409	$ 13,007,636

SERIES 10	Cost at Acquisition Date
Apartment Properties			Net Improvements
		Buildings	Capitalized
		Improvements	Subsequent to
Partnership	Land	& Equipment	Acquisition

Redstone	24,000	747,591	401,454
Albany	39,500	990,162	(44,161)
Oak Terrace	27,200	633,284	3,275
Wellshill	75,000	1,270,844	(63,598)
Applegate	125,000	1,467,675	275,082
Heatherwood	55,000	1,551,679	45,082
Peachtree	25,000	1,021,466	161,075
Donna	112,000	1,661,889	4,778
Wellsville	38,000	1,286,389	126,406
Tecumseh	20,000	1,038,151	93,178
Clay City	22,750	998,334	31,376
Irvine West	25,000	1,060,585	32,279
New Castle	40,575	971,520	21,806
Stigler	24,000	730,056	0
Courtyard	12,000	465,936	322,874

Total Series 10	$ 665,025	$ 15,895,561	$ 1,410,906

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2007

SERIES 10
Apartment Properties	Gross Amount At Which Carried At December 31, 2007
		Buildings,
		Improvements
Partnership	Land	& Equipment	Total

Redstone	7,600	1,165,445	1,173,045
Albany	39,500	946,001	985,501
Oak Terrace	27,200	636,559	663,759
Wellshill	75,000	1,207,246	1,282,246
Applegate	126,385	1,741,372	1,867,757
Heatherwood	55,000	1,596,761	1,651,761
Peachtree	25,000	1,182,541	1,207,541
Donna	112,000	1,666,667	1,778,667
Wellsville	38,000	1,412,795	1,450,795
Tecumseh	50,741	1,100,588	1,151,329
Clay City	27,495	1,024,965	1,052,460
Irvine West	43,586	1,074,278	1,117,864
New Castle	40,575	993,326	1,033,901
Stigler	24,000	730,056	754,056
Courtyard	75,827	724,983	800,810

Total Series 10	$ 767,909	$ 17,203,583	$ 17,971,492

SERIES 10
Apartment Properties
	Accumulated	Depreciable Life
Partnership	Depreciation

Redstone	624,829	7.0-27.5
Albany	335,417	5.0-40.0
Oak Terrace	317,634	5.0-27.5
Wellshill	397,918	5.0-40.0
Applegate	579,330	5.0-40.0
Heatherwood	528,833	5.0-40.0
Peachtree	373,115	5.0-40.0
Donna	463,619	7.0-50.0
Wellsville	725,095	7.0-27.5
Tecumseh	371,100	5.0-50.0
Clay City	362,046	5.0-40.0
Irvine West	378,311	5.0-40.0
New Castle	342,085	5.0-40.0
Stigler	257,753	5.0-25.0
Courtyard	321,393	5.0-40.0

Total Series 10	$ 6,378,478

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2007

SERIES 11
Apartment Properties
		# of	Mortgage Loan
Partnership	Location	Units	Balance

Homestead	Pinetop, AZ	32	1,240,832
Mountain Oak	Collinsville, AL	24	651,176
Eloy	Eloy, AZ	24	632,905
Gila Bend	Gila Bend, AZ	36	1,619,844
Creekstone	Dallas, GA	40	576,614
Tifton	Tifton, GA	36	754,909
Cass Towne	Cartersville, GA	10	0
Warsaw	Warsaw, VA	56	2,579,432
Royston	Royston, GA	25	723,233
Red Bud	Mokane, MO	8	232,898
Cardinal	Mountain Home, AR	32	70,679
Parsons	Parsons, KS	38	1,066,892

Total Series 11		361	$ 10,149,414

SERIES 11	Cost at Acquisition Date
Apartment Properties			Net Improvements
		Buildings	Capitalized
		Improvements	Subsequent to
Partnership	Land	& Equipment	Acquisition

Homestead	126,000	1,628,502	62,193
Mountain Oak	30,000	473,033	391,422
Eloy	12,000	882,913	141,327
Gila Bend	18,000	945,233	611,448
Creekstone	130,625	170,655	1,707,324
Tifton	17,600	192,853	1,496,433
Cass Towne	22,690	301,458	25,378
Warsaw	146,800	3,200,738	77,490
Royston	36,000	785,602	113,007
Red Bud	5,500	295,617	1,582
Cardinal	15,793	424,616	71,883
Parsons	45,188	953,512	418,004

Total Series 11	$ 606,196	$ 10,254,732	$ 5,117,491

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2007

SERIES 11
Apartment Properties	Gross Amount At Which Carried At December 31, 2007
		Buildings,
		Improvements
Partnership	Land	& Equipment	Total

Homestead	144,163	1,672,532	1,816,695
Mountain Oak	30,000	864,455	894,455
Eloy	12,000	1,024,240	1,036,240
Gila Bend	18,000	1,556,681	1,574,681
Creekstone	130,650	1,877,954	2,008,604
Tifton	17,327	1,689,559	1,706,886
Cass Towne	22,690	326,836	349,526
Warsaw	146,800	3,278,228	3,425,028
Royston	36,000	898,609	934,609
Red Bud	5,500	297,199	302,699
Cardinal	15,793	496,499	512,292
Parsons	42,516	1,374,188	1,416,704

Total Series 11	$ 621,439	$ 15,356,980	$ 15,978,419

SERIES 11
Apartment Properties
	Accumulated	Depreciable Life
Partnership	Depreciation

Homestead	607,521	5.0-40.0
Mountain Oak	425,529	5.0-27.5
Eloy	513,757	5.0-27.5
Gila Bend	474,752	5.0-40.0
Creekstone	833,693	7.0-27.5
Tifton	513,810	5.0-25.0
Cass Towne	107,418	7.0-27.5
Warsaw	1,509,001	7.0-27.5
Royston	381,069	7.0-40.0
Red Bud	93,138	7.0-40.0
Cardinal	173,128	7.0-27.5
Parsons	445,290	12.0-40.0

Total Series 11	$ 6,078,106

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2007
NOTES TO SCHEDULE III

SERIES 7
Reconciliation of Land, Building & Improvements current year changes:
Balance at beginning of period - December 31, 2006		$ 46,489,522
Additions during period:
Acquisitions through foreclosure	0
Other acquisitions	282,703
Improvements, etc.	0
Other	0
		282,703
Deductions during period:
Cost of real estate sold	0
Other	(189,509)
		(189,509)

Balance at end of period - December 31, 2007		$ 46,582,716

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 2006		$ 20,491,955
Current year expense		1,495,597
Sale of assets		0
Other		(200,089)

Balance at end of period - December 31, 2007		$ 21,787,463

SERIES 8
Reconciliation of Land, Building & Improvements current year changes:
Balance at beginning of period - December 31, 2006		$ 48,093,705
Additions during period:
Acquisitions through foreclosure	0
Other acquisitions	138,367
Improvements, etc.	0
Other	0
		138,367
Deductions during period:
Cost of real estate sold	(1,189,817)
Other	(193,728)
		(1,383,545)

Balance at end of period - December 31, 2007		$ 46,848,527

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 2006		$ 20,807,872
Current year expense		1,488,565
Sale of assets		(488,893)
Other		(3,867)

Balance at end of period - December 31, 2007		$ 21,803,677

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2007
NOTES TO SCHEDULE III

SERIES 9
Reconciliation of Land, Building & Improvements current year changes:
Balance at beginning of period - December 31, 2006		$ 26,215,783
Additions during period:
Acquisitions through foreclosure	0
Other acquisitions	125,872
Improvements, etc.	0
Other	0
		125,872
Deductions during period:
Cost of real estate sold	0
Other	(244,136)
		(244,136)

Balance at end of period - December 31, 2007		$ 26,097,519

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 2006		$ 10,415,334
Current year expense		784,023
Sale of assets		0
Other		(244,234)

Balance at end of period - December 31, 2007		$ 10,955,123

SERIES 10
Reconciliation of Land, Building & Improvements current year changes:
Balance at beginning of period - December 31, 2006		$ 17,918,856
Additions during period:
Acquisitions through foreclosure	0
Other acquisitions	178,362
Improvements, etc.	0
Other	0
		178,362
Deductions during period:
Cost of real estate sold	0
Other	(125,726)
		(125,726)

Balance at end of period - December 31, 2007		$ 17,971,492

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 2006		$ 6,027,529
Current year expense		479,237
Sale of assets		0
Other		(128,288)

Balance at end of period - December 31, 2007		$ 6,378,478

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2007
NOTES TO SCHEDULE III

SERIES 11
Reconciliation of Land, Building & Improvements current year changes:
Balance at beginning of period - December 31, 2006		$ 15,871,258
Additions during period:
Acquisitions through foreclosure	0
Other acquisitions	107,161
Improvements, etc.	0
Other	0
		107,161
Deductions during period:
Cost of real estate sold	0
Other	0
		0

Balance at end of period - December 31, 2007		$ 15,978,419

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 2006		$ 5,562,727
Current year expense		528,669
Sale of assets		0
Other		(13,290)

Balance at end of period - December 31, 2007		$ 6,078,106

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2007

SERIES 7
PARTNERSHIP	# OF UNITS	BALANCE	INTEREST RATE	MONTHLY DEBT SERVICE	TERM (YEARS)

Nottingham	18	$ 555,257	7.75%	4,182	50
Cedar Hollow	24	738,636	7.75%	3,128	50
Sunrise	44	1,960,497	7.25%	9,226	50
Mountain City	40	1,277,407	7.75%	5,399	50
Burbank	24	783,132	8.25%	2,990	50
Washington	24	777,519	8.25%	2,923	50
BrookStone	40	1,156,312	6.50%	6,491	50
Tazewell	44	1,357,971	7.25%	6,463	50
N. Irvine	24	768,725	7.75%	3,164	50
Horton	24	746,093	7.75%	2,845	50
Manchester	42	1,163,800	6.50%	6,417	50
Waynesboro	24	649,613	6.50%	3,398	50
Lakeland II	30	807,821	7.25%	3,800	50
Mt. Vernon	24	715,542	6.50%	3,899	50
Meadow Run	48	1,379,973	6.50%	7,564	50
Spring Creek II	24	645,324	6.50%	3,623	50
Warm Springs	22	654,677	7.25%	2,775	50
Blue Ridge	41	1,062,541	7.25%	4,869	50
Walnut	24	797,828	7.75%	3,401	50
Pioneer	48	1,176,568	8.25%	4,524	50
Dilley	28	705,102	8.25%	2,650	50
Elsa	40	1,006,354	7.75%	4,347	50
Clinch View	42	1,410,511	8.75%	7,509	50
Jamestown	40	1,183,906	7.25%	5,565	50
Leander	36	889,125	7.75%	3,506	50
Louisa Sr.	36	1,153,521	7.25%	6,061	50
Orchard Commons	12	317,155	7.75%	5,732	50
Vardaman	24	709,499	7.25%	3,006	50
Heritage Park	32	1,208,245	7.75%	5,077	50
BrooksHollow	40	1,141,476	6.50%	6,294	50
Cavalry Crossing	40	1,378,926	7.75%	5,676	50
Carson City	24	765,168	7.25%	3,500	50
Matteson	24	739,960	7.25%	3,500	50
Pembroke	16	493,224	7.25%	2,951	50
Robynwood	24	746,848	7.25%	5,251	50
Atoka	24	651,478	7.25%	3,917	50
Coalgate	24	651,674	7.25%	3,793	50
Hill Creek	24	750,073	6.50%	3,830	50
Cardinal	32	108,337	6.50%	5,200	50

TOTAL SERIES 7	1,195	$ 35,185,818

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2007

SERIES 8
PARTNERSHIP	# OF UNITS	BALANCE	INTEREST RATE	MONTHLY DEBT SERVICE	TERM (YEARS)

Purdy	16	$ 444,795	7.75%	2,285	50
Galena	24	590,308	7.25%	2,776	50
Antlers 2	24	611,320	7.25%	4,085	50
Holdenville	24	696,045	6.50%	4,330	50
Wetumka	24	630,622	6.50%	4,314	50
Mariners Cove	32	1,006,119	7.25%	4,600	50
Mariners Cove Sr.	24	779,234	7.25%	3,500	50
Antlers	36	1,058,398	7.25%	4,619	50
Bentonville	24	474,029	7.75%	14,430	45
Deerpoint	24	712,323	7.75%	6,238	50
Aurora	28	706,111	7.25%	3,236	50
Baxter	16	411,918	6.50%	2,720	50
Arbor Gate	24	729,740	6.50%	4,099	50
Timber Ridge	24	713,019	7.25%	3,446	50
Concordia Sr.	24	660,721	6.50%	3,350	50
Mountainburg	24	687,362	6.50%	3,824	50
Lincoln	25	866,151	8.25%	3,351	50
Fox Ridge	24	721,183	7.25%	3,398	50
Meadow View	16	573,758	7.25%	2,683	50
Sheridan	16	588,680	8.25%	3,211	50
Grand Isle	16	917,820	8.25%	8,875	50
Meadowview	29	720,015	7.25%	7,575	39
Taylor	44	1,204,950	7.50%	6,644	50
Brookwood	44	1,416,099	6.50%	7,860	50
Pleasant Valley	33	1,067,348	7.25%	4,893	50
Reelfoot	20	630,984	7.25%	3,892	50
River Rest	34	1,115,153	7.25%	4,791	50
Kirskville	24	664,838	7.25%	2,591	50
Cimmaron	24	802,967	10.75%	4,428	50
Kenton	46	1,389,381	7.25%	6,044	50
Lovingston	64	2,154,756	7.00%	10,920	50
Pontotoc	36	1,072,580	7.25%	4,490	50
So. Brenchley	30	1,203,277	7.25%	5,200	50
Hustonville	16	504,093	6.50%	3,187	50
Northpoint	24	870,614	7.25%	4,112	50
Brooks Field	32	929,311	7.25%	4,004	50
Brooks Lane	36	1,074,427	7.25%	4,297	50
Brooks Point	41	1,333,076	7.25%	4,833	50
Brooks Run	24	739,190	7.25%	2,975	50
Logan Heights	24	762,160	7.25%	3,072	50
Lakeshore 2	36	1,124,452	7.75%	4,147	50
Cottondale	25	745,180	7.75%	2,711	50

TOTAL SERIES 8	1,175	$ 36,104,507

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2007

SERIES 9
PARTNERSHIP	# OF UNITS	BALANCE	INTEREST RATE	MONTHLY DEBT SERVICE	TERM (YEARS)

Jay	24	$ 632,248	7.25%	2,851	50
Boxwood	24	594,313	6.50%	3,894	50
Stilwell 3	16	448,511	7.25%	2,728	50
Arbor Trace	24	720,309	7.25%	3,309	50
Arbor Trace 2	42	1,418,848	7.25%	6,157	50
Omega	36	1,103,838	7.25%	4,679	50
Cornell 2	24	896,084	7.25%	4,135	50
Elm Creek	24	927,292	7.25%	4,223	50
Marionville	20	545,943	6.50%	2,974	50
Lamar	24	691,072	7.25%	11,480	50
Mt. Glen	24	799,801	6.50%	4,344	50
Centreville	24	768,053	7.25%	3,340	50
Skyview	36	1,104,374	7.25%	4,771	50
Sycamore	40	1,377,167	7.25%	5,914	50
Bradford	24	770,088	7.03%	3,205	50
Cedar Lane	24	703,819	6.50%	5,465	50
Stanton	24	778,508	7.25%	3,892	50
Abernathy	24	599,743	6.50%	3,737	50
Pembroke	24	776,224	7.25%	3,495	50
Meadowview	24	643,045	0.50%	2,162	20
Town Branch	24	745,904	7.25%	4,347	50
Fox Run	24	752,465	6.50%	3,685	50
Maple Street	32	1,329,626	7.25%	5,421	50
Manchester	18	575,105	7.25%	2,438	50

TOTAL SERIES 9	624	$ 19,702,380

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2007

SERIES 10
PARTNERSHIP	# OF UNITS	BALANCE	INTEREST RATE	MONTHLY DEBT SERVICE	TERM (YEARS)

Redstone	24	$ 816,982	6.50%	4,505	50
Albany	24	747,391	6.50%	4,992	50
Oak Terrace	18	525,208	6.50%	2,861	50
Wellshill	32	1,054,009	7.25%	4,437	50
Applegate	36	1,114,105	0.50%	0	20
Heatherwood	36	862,003	0.50%	0	20
Peachtree	28	1,078,477	7.25%	4,608	50
Donna	50	1,378,145	6.50%	7,509	50
Wellsville	24	1,006,711	6.50%	8,231	50
Tecumseh	24	865,031	7.25%	3,531	50
Clay City	24	789,571	7.25%	3,619	50
Irvine West	24	788,239	7.25%	3,361	50
New Castle	24	781,816	7.25%	5,131	50
Stigler	20	576,524	7.25%	3,813	50
Courtyard	21	623,424	6.50%	2,386	50

TOTAL SERIES 10	409	$ 13,007,636

SERIES 11
PARTNERSHIP	# OF UNITS	BALANCE	INTEREST RATE	MONTHLY DEBT SERVICE	TERM (YEARS)

Homestead	32	$ 1,240,832	6.50%	6,408	50
Mountain Oak	24	651,176	8.00%	4,666	50
Eloy	24	632,905	6.00%	2,109	50
Gila Bend	36	1,619,844	8.00%	3,070	50
Creekstone	40	576,614	11.00%	56,427	30
Tifton	36	754,909	0.00%	24,929	42
Cass Towne	10	0	3.00%	17,000	10
Warsaw	56	2,579,432	6.50%	12,984	50
Royston	25	723,233	6.75%	3,009	50
Red Bud	8	232,898	7.25%	863	50
Cardinal	32	70,679	6.50%	3,392	50
Parsons	38	1,066,892	8.00%	3,943	50

TOTAL SERIES 11	361	$ 10,149,414

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

GATEWAY TAX CREDIT FUND III, LTD.
(A Florida Limited Partnership)
By: Raymond James Tax Credit Funds, Inc.

Date: July 11, 2008    By:/s/ Ronald M. Diner
Ronald M. Diner
President, Director

Date: July 11, 2008     By:/s/ J. Davenport Mosby III
J. Davenport Mosby III
Director

Date: July 11, 2008     By:/s/ Jonathan Oorlog
Jonathan Oorlog
Vice President and Chief Financial Officer

Date: July 11, 2008     By:/s/ Sandra C. Humphreys
Sandra C. Humphreys
Secretary and Treasurer