Form 10-Q
period 2008-06-30
GATEWAY TAX CREDIT FUND III LTD
filed 2008-08-13
CIK 881716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2008

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

Item 1. Financial Statements

Balance of this page intentionally left blank.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

BALANCE SHEETS
(Unaudited)
	SERIES 7		SERIES 8		SERIES 9
	June 30,	March 31,	June 30,	March 31,	June 30,	March 31,
	2008	2008	2008	2008	2008	2008
ASSETS
Current Assets:
Cash and Cash Equivalents	$ 330,240	$ 162,586	$ 264,550	$ 252,598	$ 141,591	$ 64,247
Investments in Securities	-	202,647	-	75,993	45,160	145,770
Receivable - Other	-	696	-	-	-	-
Total Current Assets	330,240	365,929	264,550	328,591	186,751	210,017

Investments in Project Partnerships, net	278,668	284,147	295,996	296,532	278,087	292,761

Total Assets	$ 608,908	$ 650,076	$ 560,546	$ 625,123	$ 464,838	$ 502,778

LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
Payable to General Partners	$ 58,203	$ 64,060	$ 64,875	$ 96,986	$ 27,892	$ 32,071
Distribution Payable	-	-	68,000	68,000	-	-

Total Current Liabilities	58,203	64,060	132,875	164,986	27,892	32,071

Long-Term Liabilities:
Payable to General Partners	837,231	815,948	884,268	862,696	539,169	526,959

Partners' Deficit:
Limited Partners - 10,395, 9,980, and 6,254
units for Series 7, 8, and 9, respectively,
at June 30, 2008 and March 31, 2008	(192,383)	(136,355)	(432,407)	(378,909)	(46,365)	(854)
General Partners	(94,143)	(93,577)	(24,190)	(23,650)	(55,858)	(55,398)

Total Partners' Deficit	(286,526)	(229,932)	(456,597)	(402,559)	(102,223)	(56,252)

Total Liabilities and Partners' Deficit	$ 608,908	$ 650,076	$ 560,546	$ 625,123	$ 464,838	$ 502,778

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

BALANCE SHEETS
(Unaudited)
	SERIES 10		SERIES 11		TOTAL SERIES 7 - 11
	June 30,	March 31,	June 30,	March 31,	June 30,	March 31,
	2008	2008	2008	2008	2008	2008
ASSETS
Current Assets:
Cash and Cash Equivalents	$ 116,111	$ 79,049	$ 195,565	$ 81,179	$ 1,048,057	$ 639,659
Investments in Securities	34,888	84,937	40,129	166,036	120,177	675,383
Receivable - Other	-	-	-	-	-	696
Total Current Assets	150,999	163,986	235,694	247,215	1,168,234	1,315,738

Investments in Securities	36,101	35,462	38,960	38,230	75,061	73,692
Investments in Project Partnerships, net	679,928	672,563	925,550	935,152	2,458,229	2,481,155

Total Assets	$ 867,028	$ 872,011	$ 1,200,204	$ 1,220,597	$ 3,701,524	$3,870,585

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
Payable to General Partners	$ 30,463	$ 33,120	$ 12,300	$ 13,389	$ 193,733	$ 239,626
Distribution Payable	-	-	-	-	68,000	68,000

Total Current Liabilities	30,463	33,120	12,300	13,389	261,733	307,626

Long-Term Liabilities:
Payable to General Partners	120,699	112,303	55,776	48,688	2,437,143	2,366,594

Partners' Equity (Deficit):
Limited Partners - 5,043 and 5,127 units
for Series 10 and 11, respectively, at
June 30, 2008 and March 31, 2008	752,886	763,501	1,166,797	1,192,925	1,248,528	1,440,308
General Partners	(37,020)	(36,913)	(34,669)	(34,405)	(245,880)	(243,943)

Total Partners' Equity	715,866	726,588	1,132,128	1,158,520	1,002,648	1,196,365

Total Liabilities and Partners' Equity	$ 867,028	$ 872,011	$ 1,200,204	$ 1,220,597	$ 3,701,524	$3,870,585

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	SERIES 7		SERIES 8		SERIES 9
	2008	2007	2008	2007	2008	2007
Revenues:
Distribution Income	$ 876	$ 15,500	$ 7,765	$ 8,305	$ 2,821	$ 4,003
Total Revenues	876	15,500	7,765	8,305	2,821	4,003

Expenses:
Asset Management Fee - General Partner	21,283	21,399	21,572	22,255	12,210	12,267
General and Administrative:
General Partner	33,691	28,957	36,283	31,927	20,733	17,820
Other	5,004	4,376	5,264	2,357	3,350	2,934
Amortization	1,254	6,535	2,768	3,205	2,511	3,013

Total Expenses	61,232	61,267	65,887	59,744	38,804	36,034

Loss Before Equity in Income (Loss) of
Project Partnerships and Other Income	(60,356)	(45,767)	(58,122)	(51,439)	(35,983)	(32,031)
Equity in Income (Loss) of Project
Partnerships	691	(437)	2,232	3,366	(12,161)	(17,502)
Interest Income	3,071	6,122	1,852	4,512	2,173	3,745

Net Loss	$ (56,594)	$ (40,082)	$ (54,038)	$ (43,561)	$ (45,971)	$ (45,788)

Allocation of Net Loss:
Limited Partners	$ (56,028)	$ (39,681)	$ (53,498)	$ (43,125)	$ (45,511)	$ (45,330)
General Partners	(566)	(401)	(540)	(436)	(460)	(458)

	$ (56,594)	$ (40,082)	$ (54,038)	$ (43,561)	$ (45,971)	$ (45,788)

Net Loss Per Limited Partnership Unit	$ (5.39)	$ (3.82)	$ (5.36)	$ (4.32)	$ (7.28)	$ (7.25)
Number of Limited Partnership Units
Outstanding	10,395	10,395	9,980	9,980	6,254	6,254

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	SERIES 10		SERIES 11		TOTAL SERIES 7 - 11
	2008	2007	2008	2007	2008	2007
Revenues:
Distribution Income	$ 3,243	$ 1,380	$ -	$ 2,182	$ 14,705	$ 31,370
Total Revenues	3,243	1,380	-	2,182	14,705	31,370

Expenses:
Asset Management Fee - General Partner	8,396	8,384	7,088	6,938	70,549	71,243
General and Administrative:
General Partner	12,958	11,137	10,367	8,910	114,032	98,751
Other	2,897	1,705	2,665	1,958	19,180	13,330
Amortization	5,229	6,026	7,245	8,374	19,007	27,153

Total Expenses	29,480	27,252	27,365	26,180	222,768	210,477

Loss Before Equity in Income (Loss) of
Project Partnerships and Other Income	(26,237)	(25,872)	(27,365)	(23,998)	(208,063)	(179,107)
Equity in Income (Loss) of Project
Partnerships	13,343	(9,459)	(2,357)	(37,437)	1,748	(61,469)
Interest Income	2,172	3,488	3,330	4,628	12,598	22,495

Net Loss	$ (10,722)	$ (31,843)	$ (26,392)	$ (56,807)	$ (193,717)	$ (218,081)

Allocation of Net Loss:
Limited Partners	$ (10,615)	$ (31,525)	$ (26,128)	$ (56,239)	$ (191,780)	$ (215,900)
General Partners	(107)	(318)	(264)	(568)	(1,937)	(2,181)

	$ (10,722)	$ (31,843)	$ (26,392)	$ (56,807)	$ (193,717)	$ (218,081)

Net Loss Per Limited Partnership Unit	$ (2.10)	$ (6.25)	$ (5.10)	$ (10.97)
Number of Limited Partnership Units
Outstanding	5,043	5,043	5,127	5,127

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	SERIES 7			SERIES 8
	Limited	General		Limited	General
	Partners	Partners	Total	Partners	Partners	Total

Balance at March 31, 2007	$ 205,836	$ (90,121)	$ 115,715	$ 5,547	$ (88,454)	$ (82,907)

Net Loss	(39,681)	(401)	(40,082)	(43,125)	(436)	(43,561)

Balance at June 30, 2007	$ 166,155	$ (90,522)	$ 75,633	$ (37,578)	$ (88,890)	$ (126,468)

Balance at March 31, 2008	$ (136,355)	$ (93,577)	$ (229,932)	$ (378,909)	$ (23,650)	$ (402,559)

Net Loss	(56,028)	(566)	(56,594)	(53,498)	(540)	(54,038)

Balance at June 30, 2008	$ (192,383)	$ (94,143)	$ (286,526)	$ (432,407)	$ (24,190)	$ (456,597)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	SERIES 9			SERIES 10
	Limited	General		Limited	General
	Partners	Partners	Total	Partners	Partners	Total

Balance at March 31, 2007	$ 239,442	$ (52,971)	$ 186,471	$ 1,319,459	$ (31,297)	$ 1,288,162

Net Loss	(45,330)	(458)	(45,788)	(31,525)	(318)	(31,843)

Balance at June 30, 2007	$ 194,112	$ (53,429)	$ 140,683	$ 1,287,934	$ (31,615)	$ 1,256,319

Balance at March 31, 2008	$ (854)	$ (55,398)	$ (56,252)	$ 763,501	$ (36,913)	$ 726,588

Net Loss	(45,511)	(460)	(45,971)	(10,615)	(107)	(10,722)

Balance at June 30, 2008	$ (46,365)	$ (55,858)	$ (102,223)	$ 752,886	$ (37,020)	$ 715,866

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	SERIES 11			TOTAL SERIES 7 - 11
	Limited	General		Limited	General
	Partners	Partners	Total	Partners	Partners	Total

Balance at March 31, 2007	$ 1,815,414	$ (28,117)	$ 1,787,297	$ 3,585,698	$ (290,960)	$ 3,294,738

Net Loss	(56,239)	(568)	(56,807)	(215,900)	(2,181)	(218,081)

Balance at June 30, 2007	$ 1,759,175	$ (28,685)	$ 1,730,490	$ 3,369,798	$ (293,141)	$ 3,076,657

Balance at March 31, 2008	$ 1,192,925	$ (34,405)	$ 1,158,520	$ 1,440,308	$ (243,943)	$ 1,196,365

Net Loss	(26,128)	(264)	(26,392)	(191,780)	(1,937)	(193,717)

Balance at June 30, 2008	$ 1,166,797	$ (34,669)	$ 1,132,128	$ 1,248,528	$ (245,880)	$ 1,002,648

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	SERIES 7		SERIES 8
	2008	2007	2008	2007
Cash Flows from Operating Activities:
Net Loss	$ (56,594)	$ (40,082)	$ (54,038)	$ (43,561)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities:
Amortization	1,254	6,535	2,768	3,205
Accreted Interest Income on Investment in Securities	-	(1,516)	-	(1,369)
Premium (Discount) on Investment in Securities	70	(822)	27	(515)
Equity in (Income) Loss of Project Partnerships	(691)	437	(2,232)	(3,366)
Distribution Income	(876)	(15,500)	(7,765)	(8,305)
Changes in Operating Assets and Liabilities:
Decrease (Increase) in Interest Receivable	2,577	(1,834)	966	(1,148)
Decrease in Receivable - Other	696	-	-	-
Increase (Decrease) in Payable to General Partners	15,426	16,886	(10,539)	17,903
Net Cash Used In Operating Activities	(38,138)	(35,896)	(70,813)	(37,156)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	5,792	15,500	7,765	8,305
Redemption of Investment Securities	200,000	-	75,000	-
Net Cash Provided by Investing Activities	205,792	15,500	82,765	8,305

Increase (Decrease) in Cash and Cash Equivalents	167,654	(20,396)	11,952	(28,851)
Cash and Cash Equivalents at Beginning of Year	162,586	179,018	252,598	135,130

Cash and Cash Equivalents at End of Period	$ 330,240	$ 158,622	$ 264,550	$ 106,279

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	SERIES 9		SERIES 10
	2008	2007	2008	2007
Cash Flows from Operating Activities:
Net Loss	$ (45,971)	$ (45,788)	$ (10,722)	$ (31,843)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities:
Amortization	2,511	3,013	5,229	6,026
Accreted Interest Income on Investment in Securities	(712)	(1,344)	(1,253)	(1,741)
Premium (Discount) on Investment in Securities	36	(514)	18	(409)
Equity in Loss (Income) of Project Partnerships	12,161	17,502	(13,343)	9,459
Distribution Income	(2,821)	(4,003)	(3,243)	(1,380)
Changes in Operating Assets and Liabilities:
Decrease (Increase) in Interest Receivable	1,288	(1,148)	644	(913)
Increase in Payable to General Partners	8,031	9,071	5,739	5,893
Net Cash Used In Operating Activities	(25,477)	(23,211)	(16,931)	(14,908)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	2,821	4,003	3,993	2,130
Redemption of Investment Securities	100,000	-	50,000	-
Net Cash Provided by Investing Activities	102,821	4,003	53,993	2,130

Increase (Decrease) in Cash and Cash Equivalents	77,344	(19,208)	37,062	(12,778)
Cash and Cash Equivalents at Beginning of Year	64,247	70,044	79,049	40,351

Cash and Cash Equivalents at End of Period	$ 141,591	$ 50,836	$ 116,111	$ 27,573

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	SERIES 11		TOTAL SERIES 7 - 11
	2008	2007	2008	2007
Cash Flows from Operating Activities:
Net Loss	$ (26,392)	$ (56,807)	$ (193,717)	$ (218,081)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities:
Amortization	7,245	8,374	19,007	27,153
Accreted Interest Income on Investment in Securities	(1,477)	(2,079)	(3,442)	(8,049)
Premium (Discount) on Investment in Securities	44	(615)	195	(2,875)
Equity in Loss (Income) of Project Partnerships	2,357	37,437	(1,748)	61,469
Distribution Income	-	(2,182)	(14,705)	(31,370)
Changes in Operating Assets and Liabilities:
Decrease (Increase) in Interest Receivable	1,610	(1,374)	7,085	(6,417)
Decrease in Receivable - Other	-	-	696	-
Increase in Payable to General Partners	5,999	4,410	24,656	54,163
Net Cash Used In Operating Activities	(10,614)	(12,836)	(161,973)	(124,007)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	-	2,982	20,371	32,920
Redemption of Investment Securities	125,000	-	550,000	-
Net Cash Provided by Investing Activities	125,000	2,982	570,371	32,920

Increase (Decrease) in Cash and Cash Equivalents	114,386	(9,854)	408,398	(91,087)
Cash and Cash Equivalents at Beginning of Year	81,179	53,170	639,659	477,713

Cash and Cash Equivalents at End of Period	$ 195,565	$ 43,316	$ 1,048,057	$ 386,626

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

NOTE 1 - ORGANIZATION:

Gateway Tax Credit Fund III Ltd. (“Gateway”), a Florida Limited Partnership, was formed October 17, 1991 under the laws of Florida.  Gateway offered its limited partnership interests in Series (“Series”).  The first Series for Gateway is Series 7.  Operations commenced on July 16, 1992 for Series 7, January 4, 1993 for Series 8, September 30, 1993 for Series 9, January 21, 1994 for Series 10 and April 29, 1994 for Series 11.  Each Series invests, as a limited partner, in other limited partnerships (“Project Partnerships”), each of which owns and operates apartment complexes eligible for Low-Income Housing Tax Credits (“Tax Credits”), provided for in Section 42 of the Internal Revenue Code of 1986.  Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the limited partnership agreement (the “Agreement”).  As of June 30, 2008, Gateway had received capital contributions of $1,000 from the General Partners and $36,799,000 from the investor Limited Partners.

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

Operating profits and losses, cash distributions from operations and Tax Credits from each Series are generally allocated 99% to the Limited Partners in that Series and 1% to the General Partners.  Profit or loss and cash distributions from sales of properties by each Series are allocated as specified in the Agreement.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

Basis of Accounting

Gateway utilizes the accrual basis of accounting whereby revenues are recognized as earned and expenses are recognized as obligations are incurred.

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

1)	Increased for equity in income or decreased for equity in loss of the Project Partnerships,
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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss.  No impairment loss has been recognized in the accompanying financial statements for each of the three-month periods ended June 30, 2008 and 2007.  For the fiscal year ended March 31, 2008, impairment expense was recognized in the Statement of Operations in the following Series and in the following amounts:  Series 7 - $99,867, Series 8 - $31,346, Series 10 - $376,185, and Series 11 - $454,605.  The total impairment expense for all Series in Gateway for fiscal year 2008 was $962,003.  Refer to Note 5 – Investments in Project Partnerships for further details regarding the components of the Investments in Project Partnerships balance.

Gateway, as a limited partner in the Project Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance and continued eligibility of Tax Credits.  If the cost of operating a property exceeds the rental income earned thereon, Gateway may deem it in its best interest to voluntarily provide funds in order to protect its investment.  However, Gateway does not guarantee any of the mortgages or other debt of the Project Partnerships.  No such funding to Project Partnerships occurred during each of the three-month periods ended June 30, 2008 and 2007.

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

Investment in Securities

Gateway applies Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”).  Under FAS 115, Gateway is required to categorize its debt securities as held-to-maturity, available-for-sale or trading securities, dependent upon Gateway's intent in holding the securities.  Gateway's intent is to hold all of its debt securities, which are comprised of U.S. Government Security Strips and U.S. Treasury Notes (collectively the “Gateway Securities”), until maturity and to use these investments to fund Gateway's ongoing operations.  Interest income is recognized ratably on the Gateway Securities using the effective yield to maturity.  The Gateway Securities are carried at amortized cost, which approximates market value, and are adjusted for amortization of premiums and accretion of discounts to maturity.  Such adjustments are included in interest income.  As of June 30, 2008, Investments in Securities on the Balance Sheet consisted entirely of U.S. Government Security Strips.

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

Gateway holds variable interests in 127 VIEs, which consist of Project Partnerships, of which Gateway is not the primary beneficiary.  Five of Gateway’s Project Partnership investments have been determined not to be VIEs.  Gateway’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to Gateway’s capital contributions to and receivables from those VIEs, which is $26,019,151 at June 30, 2008.  Gateway may be subject to additional losses to the extent of any financial support that Gateway voluntarily provides to those Project Partnerships in the future.

Recent Accounting Changes

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS No. 157”), which provides enhanced guidance for using fair value to measure assets and liabilities.  FAS No. 157 establishes a common definition of fair value and provides a framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosure requirements about fair value measurements.  FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of FAS No. 157 until November 15, 2008 for all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis.  Gateway will adopt FAS No. 157 effective as of fiscal year end March 31, 2009.  The adoption of this standard is not expected to have a material impact on Gateway’s financial position, operations or cash flow.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS No. 159”), which permits entities to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  FAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Gateway will adopt FAS No. 159 in fiscal year 2009 but does not intend to remeasure its financial assets and financial liabilities as a result of this adoption.  Accordingly, the adoption of this standard is not expected to have a material impact on Gateway’s financial position, operations or cash flow.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

Basis of Preparation

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles.  These statements should be read in conjunction with the financial statements and notes thereto included with Gateway's report on Form 10-K for the year ended March 31, 2008.  In the opinion of management, these financial statements include adjustments, consisting only of normal recurring adjustments, necessary to fairly summarize Gateway's financial position and results of operations.  The results of operations for the periods may not be indicative of the results to be expected for the year.

NOTE 3 - INVESTMENT IN SECURITIES:

The June 30, 2008 Balance Sheet includes Gateway Securities, consisting of U.S. Government Security Strips, at cost, plus accreted interest income of $27,370 for Series 9, $45,493 for Series 10 and $51,878 for Series 11.  The March 31, 2008 Balance Sheet includes Gateway Securities at cost, plus accreted interest income or unamortized premiums in the case of U.S. Treasury Notes, as applicable, of $2,577 for Series 7, $966 for Series 8, $27,975 for Series 9, $44,885 for Series 10 and $52,011 for Series 11.  The Gateway Securities are commonly held in a brokerage account maintained at Raymond James and Associates, Inc., an affiliate of the General Partners.  A separate accounting is maintained for each Series’ share of the investments.

	Series 7		Series 8
	June 30, 2008	March 31, 2008	June 30, 2008	March 31, 2008
Amortized Cost	$ -	$ 202,647	$ -	$ 75,993
Gross Unrealized Loss	-	(803)	-	(301)

Fair Value	$ -	$ 201,844	$ -	$ 75,692

	Series 9		Series 10
	June 30, 2008	March 31, 2008	June 30, 2008	March 31, 2008
Amortized Cost	$ 45,160	$ 145,770	$ 70,989	$ 120,399
Gross Unrealized Gain	1,233	1,540	2,978	4,453

Fair Value	$ 46,393	$ 147,310	$ 73,967	$ 124,852

	Series 11		Total Series 7 – 11
	June 30, 2008	March 31, 2008	June 30, 2008	March 31, 2008
Amortized Cost	$ 79,089	$ 204,266	$ 195,238	$ 749,075
Gross Unrealized Gain	4,645	6,086	8,856	10,975

Fair Value	$ 83,734	$ 210,352	$ 204,094	$ 760,050

As of June 30, 2008, the cost and accreted interest of debt securities by contractual maturities is as follows:

	Series 7	Series 8	Series 9
Due within 1 year	$ -	$ -	$ 45,160
After 1 year through 5 years	-	-	-
Total Amount Carried on Balance Sheet	$ -	$ -	$ 45,160

	Series 10	Series 11	Total
Due within 1 year	$ 34,888	$ 40,129	$ 120,177
After 1 year through 5 years	36,101	38,960	75,061
Total Amount Carried on Balance Sheet	$ 70,989	$ 79,089	$ 195,238

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

For the three months ended June 30, 2008 and 2007, the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

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

	2008	2007
Series 7	$ 21,283	$ 21,399
Series 8	21,572	22,255
Series 9	12,210	12,267
Series 10	8,396	8,384
Series 11	7,088	6,938
Total	$ 70,549	$ 71,243

General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis.  This expense is included in the Statements of Operations.

	2008	2007
Series 7	$ 33,691	$ 28,957
Series 8	36,283	31,927
Series 9	20,733	17,820
Series 10	12,958	11,137
Series 11	10,367	8,910
Total	$ 114,032	$ 98,751

NOTE 5 – INVESTMENTS IN PROJECT PARTNERSHIPS:

As of June 30, 2008, Gateway had acquired a 99% interest in the profits, losses, and Tax Credits as a limited partner in Project Partnerships (Series 7 - 39, Series 8 - 42, and Series 9 - 24) which own and operate government assisted multi-family housing complexes.  Cash flows from operations are allocated according to each Project Partnership agreement.  Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

	SERIES 7		SERIES 8		SERIES 9
	June 30,	March 31,	June 30,	March 31,	June 30,	March 31,
	2008	2008	2008	2008	2008	2008
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$ 7,732,089	$ 7,732,089	$ 7,400,711	$ 7,400,711	$ 4,914,116	$ 4,914,116

Loan receivable from Project Partnerships	-	-	24,220	24,220	-	-

Cumulative equity in losses of Project
Partnerships (1) (2)	(7,331,116)	(7,331,807)	(7,293,369)	(7,295,601)	(4,490,557)	(4,478,396)

Cumulative distributions received from
Project Partnerships	(263,282)	(258,366)	(183,855)	(183,855)	(164,040)	(164,038)

Investment in Project Partnerships before
Adjustment	137,691	141,916	(52,293)	(54,525)	259,519	271,682

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	793,335	793,335	536,715	536,715	244,087	244,087
Accumulated amortization of acquisition
fees and expenses	(283,100)	(281,846)	(157,080)	(154,312)	(97,987)	(95,476)

Reserve for Impairment of Investment in
Project Partnerships	(369,258)	(369,258)	(31,346)	(31,346)	(127,532)	(127,532)

Investments in Project Partnerships	$ 278,668	$ 284,147	$ 295,996	$ 296,532	$ 278,087	$ 292,761

(1) In accordance with Gateway's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $6,019,901 in Series 7, $6,755,860 in Series 8, and $2,427,820 in Series 9 for the period ended June 30, 2008; and cumulative suspended losses of $5,952,195 in Series 7, $6,687,886 in Series 8, and $2,389,400 in Series 9 for the year ended March 31, 2008 are not included.

(2) In accordance with Gateway's accounting policy to apply equity in losses of Project Partnerships to receivables from Project Partnerships, $24,220 in losses are included in Series 8 as of June 30, 2008 and March 31, 2008.  (See discussion of EITF 98-13 in Note 2 - Significant Accounting Policies.)

NOTE 5 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

As of June 30, 2008, Gateway had acquired a 99% interest in the profits, losses, and Tax Credits as a limited partner in Project Partnerships (Series 10 - 15 and Series 11 - 12) which own and operate government assisted multi-family housing complexes.  Cash flows from operations are allocated according to each Project Partnership agreement.  Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

	SERIES 10		SERIES 11		TOTAL SERIES 7 - 11
	June 30,	March 31,	June 30,	March 31,	June 30,	March 31,
	2008	2008	2008	2008	2008	2008
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$ 3,914,672	$ 3,914,672	$ 4,128,042	$ 4,128,042	$ 28,089,630	$ 28,089,630

Loan receivable from Project Partnerships	-	-	-	-	24,220	24,220

Cumulative equity in losses of Project
Partnerships (1)	(2,494,260)	(2,507,603)	(1,714,253)	(1,711,896)	(23,323,555)	(23,325,303)

Cumulative distributions received from
Project Partnerships	(221,471)	(220,722)	(189,109)	(189,109)	(1,021,757)	(1,016,090)

Investment in Project Partnerships before
Adjustment	1,198,941	1,186,347	2,224,680	2,227,037	3,768,538	3,772,457

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	196,738	196,738	290,335	290,335	2,061,210	2,061,210
Accumulated amortization of acquisition
fees and expenses	(136,743)	(131,514)	(188,737)	(181,492)	(863,647)	(844,640)

Reserve for Impairment of Investment in
Project Partnerships	(579,008)	(579,008)	(1,400,728)	(1,400,728)	(2,507,872)	(2,507,872)

Investments in Project Partnerships	$ 679,928	$ 672,563	$ 925,550	$ 935,152	$ 2,458,229	$ 2,481,155

(1) In accordance with Gateway's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $501,460 in Series 10 and $1,083,394 in Series 11 for the period ended June 30, 2008; and cumulative suspended losses of $489,099 in Series 10 and $1,051,744 in Series 11 for the year ended March 31, 2008 are not included.

NOTE 5 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 7 and Series 8 as of March 31 and the respective summarized statements of operations for the three months ended March 31 of each year:

	SERIES 7		SERIES 8 (1)
	2008	2007	2008	2007
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 4,931,860	$ 4,611,007	$ 4,748,839	$ 4,528,600
Investment properties, net	24,421,354	25,628,761	24,672,709	26,907,202
Other assets	51,722	27,854	290,475	54,160
Total assets	$ 29,404,936	$ 30,267,622	$ 29,712,023	$ 31,489,962

Liabilities and Partners' Deficit:
Current liabilities	$ 1,009,069	$ 746,549	$ 1,394,683	$ 1,132,902
Long-term debt	34,955,515	35,419,494	35,854,400	37,297,268
Total liabilities	35,964,584	36,166,043	37,249,083	38,430,170

Partners' deficit
Limited Partner	(6,126,904)	(5,488,527)	(6,847,279)	(6,191,107)
General Partners	(432,744)	(409,894)	(689,781)	(749,101)
Total partners' deficit	(6,559,648)	(5,898,421)	(7,537,060)	(6,940,208)

Total liabilities and partners' deficit	$ 29,404,936	$ 30,267,622	$ 29,712,023	$ 31,489,962

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 1,364,062	$ 1,356,343	$ 1,350,329	$ 1,348,808
Expenses:
Operating expenses	871,871	869,287	852,924	856,150
Interest expense	185,984	189,228	191,930	203,648
Depreciation and amortization	373,899	368,806	372,361	378,946

Total expenses	1,431,754	1,427,321	1,417,215	1,438,744

Net loss	$ (67,692)	$ (70,978)	$ (66,886)	$ (89,936)

Other partners' share of net loss	$ (677)	$ (710)	$ (1,144)	$ (1,568)

Gateway's share of net loss	$ (67,015)	$ (70,268)	$ (65,742)	$ (88,368)
Suspended losses	67,706	69,831	67,974	91,734

Equity in Income (Loss) of Project Partnerships	$ 691	$ (437)	$ 2,232	$ 3,366

NOTE 5 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

(1)    As discussed in Note 4, an affiliate of the General Partner (Value Partners, Inc.) is the operating general partner in one of the Project Partnerships included in Series 8 above (Logan Heights).  The Logan Heights Project Partnership is not consolidated in Gateway's financial statements as Gateway's investment in Logan Heights is accounted for under the equity method.  The information below is included for related party disclosure purposes.  The Project Partnership's financial information for the periods ending March 2008 and March 2007 is as follows:

	March 2008	March 2007
Total Assets	$ 502,270	$ 525,316
Total Liabilities	809,281	811,929
Gateway Deficit	(275,292)	(169,918)
Other Partner's Deficit	(31,719)	(116,695)
Total Revenue	29,674	26,850
Net Loss	$ (3,316)	$ (1,369)

NOTE 5 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 9 and Series 10 as of March 31 and the respective summarized statements of operations for the three months ended March 31 of each year:

	SERIES 9		SERIES 10
	2008	2007	2008	2007
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 2,378,145	$ 2,304,701	$ 2,092,838	$ 1,925,016
Investment properties, net	14,946,390	15,606,717	11,473,205	11,774,878
Other assets	44,417	7,263	11,208	7,600
Total assets	$ 17,368,952	$ 17,918,681	$ 13,577,251	$ 13,707,494

Liabilities and Partners' Equity (Deficit):
Current liabilities	$ 412,149	$ 254,953	$ 412,799	$ 321,519
Long-term debt	19,596,802	19,818,860	12,934,608	12,982,207
Total liabilities	20,008,951	20,073,813	13,347,407	13,303,726

Partners' equity (deficit)
Limited Partner	(2,238,328)	(1,791,080)	685,816	830,704
General Partners	(401,671)	(364,052)	(455,972)	(426,936)
Total partners' equity (deficit)	(2,639,999)	(2,155,132)	229,844	403,768

Total liabilities and partners' equity (deficit)	$ 17,368,952	$ 17,918,681	$ 13,577,251	$ 13,707,494

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 699,664	$ 681,993	$ 479,911	$ 463,465
Expenses:
Operating expenses	453,894	441,464	303,853	303,387
Interest expense	100,857	119,369	55,494	56,977
Depreciation and amortization	196,006	193,732	119,851	116,491

Total expenses	750,757	754,565	479,198	476,855

Net (loss) income	$ (51,093)	$ (72,572)	$ 713	$ (13,390)

Other partners' share of net loss	$ (512)	$ (15,301)	$ (269)	$ (248)

Gateway's share of net (loss) income	$ (50,581)	$ (57,271)	$ 982	$ (13,142)
Suspended losses	38,420	39,769	12,361	3,683

Equity in (Loss) Income of Project Partnerships	$ (12,161)	$ (17,502)	$ 13,343	$ (9,459)

NOTE 5 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 11 and Total Series 7 - 11 as of March 31 and the respective summarized statements of operations for the three months ended March 31 of each year:

	SERIES 11		TOTAL SERIES 7 - 11
	2008	2007	2008	2007
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 1,202,056	$ 1,141,608	$ 15,353,738	$ 14,510,932
Investment properties, net	9,768,145	10,184,191	85,281,803	90,101,749
Other assets	271,646	269,696	669,468	366,573
Total assets	$ 11,241,847	$ 11,595,495	$ 101,305,009	$ 104,979,254

Liabilities and Partners' Equity (Deficit):
Current liabilities	$ 417,158	$ 290,098	$ 3,645,858	$ 2,746,021
Long-term debt	10,035,475	10,310,418	113,376,800	115,828,247
Total liabilities	10,452,633	10,600,516	117,022,658	118,574,268

Partners' equity (deficit)
Limited Partner	1,141,893	1,300,507	(13,384,802)	(11,339,503)
General Partners	(352,679)	(305,528)	(2,332,847)	(2,255,511)
Total partners' equity (deficit)	789,214	994,979	(15,717,649)	(13,595,014)

Total liabilities and partners' equity (deficit)	$ 11,241,847	$ 11,595,495	$ 101,305,009	$ 104,979,254

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 444,153	$ 410,166	$ 4,338,119	$ 4,260,775
Expenses:
Operating expenses	294,148	309,635	2,776,690	2,779,923
Interest expense	53,165	53,194	587,430	622,416
Depreciation and amortization	132,468	124,385	1,194,585	1,182,360

Total expenses	479,781	487,214	4,558,705	4,584,699

Net loss	$ (35,628)	$ (77,048)	$ (220,586)	$ (323,924)

Other partners' share of net loss	$ (1,621)	$ (2,385)	$ (4,223)	$ (20,212)

Gateway's share of net loss	$ (34,007)	$ (74,663)	$ (216,363)	$ (303,712)
Suspended losses	31,650	37,226	218,111	242,243

Equity in (Loss) Income of Project Partnerships	$ (2,357)	$ (37,437)	$ 1,748	$ (61,469)

NOTE 6 – SUMMARY OF DISPOSITION ACTIVITIES:

Gateway at one time held investments in 133 Project Partnerships (39 in Series 7, 43 in Series 8, 24 in Series 9, 15 in Series 10, and 12 in Series 11).  As of June 30, 2008, Gateway has sold its interest in 1 Project Partnership (in Series 8). A summary of the sale transactions for the Project Partnerships sold during the current fiscal year-to-date and previous fiscal year are summarized below:

Fiscal Year 2009 Disposition Activity:

None.

Fiscal Year 2008 Disposition Activity:

Series 8

Transaction Month / Year	Project Partnership	Net Proceeds	Net Proceeds Per LP Unit	Gain (Loss) on Disposal
March 2008	Morningside Villa	$ 68,000	$ 6.81	$ 68,000
$ 68,000

The net proceeds from the sale of Morningside Villa are a component of the Distribution Payable on the Balance Sheet as of March 31, 2008.  These net proceeds will be distributed to the Series 8 Limited Partners during a subsequent quarter of fiscal year 2009.

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

Distribution income arises from any cash distributions received from Project Partnerships which have a zero investment balance for financial reporting purposes.  Distribution income decreased from $31,370 for the three months ended June 30, 2007 to $14,705 for the three months ended June 30, 2008 (a decrease of $16,665, or 53%).  Interest income decreased from $22,495 for the three months ended June 30, 2007 to $12,598 for the three months ended June 30, 2008 (a decrease of $9,897, or 44%).  Equity in Income (Loss) of Project Partnerships increased $63,217 from a loss of $61,469 for the three months ended June 30, 2007 to income of $1,748 for the three months ended June 30, 2008.  The decrease in distribution income for the three months ended June 30, 2008 is a result of differences in the timing of distribution payments by the Project Partnerships.  The decrease in interest income for the three months ended June 30, 2008 is a result of a greater percentage of assets invested in lower yielding cash and cash equivalents.  Equity in Income (Loss) of Project Partnerships increased for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 because certain Project Partnerships with investment balances which generated losses in the prior three-month period are now generating income in the current period.  For the three months ended March 31, 2008 (Project Partnership financial information is on a three-month lag), Gateway’s share of net loss is $216,363, of which $218,111 is suspended.  For the three months ended March 31, 2007, Gateway’s share of the net loss was $303,712, of which $242,243 was suspended.

The capital resources of each Series are used to pay General and Administrative operating costs including personnel, supplies, data processing, travel, legal, and accounting and audit fees associated with the administration and monitoring of Gateway and the Project Partnerships.  The capital resources are also used to pay the Asset Management Fee due the Managing General Partner, but only to the extent that Gateway's remaining resources are sufficient to fund Gateway's ongoing needs.  (Payment of any Asset Management Fee unpaid at the time Gateway sells its interests in the Project Partnerships is subordinated to the investors' return of their original capital contribution.)

Total expenses of Gateway were $222,768 for the three months ended June 30, 2008, an increase of $12,291 as compared to the three months ended June 30, 2007 total expenses of $210,477.  The increase for the three months ended June 30, 2008 results from increases in the expense of the General Partner in administering the business of Gateway, which is offset by a decrease in amortization.  Amortization decreased from the suspension of amortization due to Project Partnership investment balances reaching zero or the acquisition fees and expense being fully amortized.

The sources of funds to pay the expenses of Gateway are cash and cash equivalents and short-term investments which are comprised of U.S. Treasury Security Strips (“Zero Coupon Treasuries”) and U.S Treasury Notes along with the interest earnings thereon, which were purchased with funds set aside for this purpose, and cash distributed to the Series from the operations of the Project Partnerships.  Due to the rent limitations applicable to the Project Partnerships projects as a result of their qualifying for Low-Income Housing Tax Credits, Gateway does not expect there to be a significant increases in future rental income of the Project Partnerships.  Therefore, cash distributions from the operations of the Project Partnerships are not expected to increase.  Management believes these sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

The financial performance of each respective Series is summarized as follows:

Series 7 - Gateway closed this series on October 16, 1992 after receiving $10,395,000 from 635 Limited Partner investors.  Equity in Income (Loss) of Project Partnerships increased $1,128 to income of $691 for the three months ended June 30, 2008 as compared to a loss of $437 for the three months ended June 30, 2007.  For the three months ended March 31, 2008 and 2007, the Project Partnerships generated a loss of $67,692 and $70,978 on Rental and other income of $1,364,062 and $1,356,343, respectively.  Gateway’s share of the Project Partnerships’ net loss was $67,015 and $70,268, of which $67,706 and $69,831 were suspended, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $373,899 and $368,806 for the three months ended March 31, 2008 and 2007, respectively.)  As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes until the year of disposition.  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At June 30, 2008, the Series had $330,240 of short-term investments (Cash and Cash Equivalents).  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $56,594 for the three months ended June 30, 2008.  However, after considering the Equity in Income of Project Partnerships of $691 and the changes in operating assets and liabilities, net cash used in operating activities was $38,138.  Cash provided by investing activities totaled $205,792 consisting of $5,792 in cash distributions from the Project Partnerships and $200,000 from matured U.S. Treasury Notes.

Series 8 - Gateway closed this Series on June 28, 1993 after receiving $9,980,000 from 664 Limited Partner investors.  Equity in Income of Project Partnerships decreased $1,134 to $2,232 for the three months ended June 30, 2008 as compared to $3,366 for the three months ended June 30, 2007.  For the three months ended March 31, 2008 and 2007, the Project Partnerships generated a loss of $66,886 and $89,936 on Rental and other income of $1,350,329 and $1,348,808, respectively.  Gateway’s share of the Project Partnerships’ net loss was $65,742 and $88,368, of which $67,974 and $91,734 were suspended, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $372,361 and $378,946 for the three months ended March 31, 2008 and 2007, respectively).  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At June 30, 2008, the Series had $264,550 of short-term investments (Cash and Cash Equivalents).  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $54,038 for the three months ended June 30, 2008.  However, after considering the Equity in Income of Project Partnerships of $2,232 and the changes in operating assets and liabilities, net cash used in operating activities was $70,813.  Cash provided by investing activities totaled $82,765 consisting of $7,765 in cash distributions from the Project Partnerships and $75,000 from matured U.S. Treasury Notes.

Series 9 - Gateway closed this Series on September 30, 1993 after receiving $6,254,000 from 406 Limited Partner investors.  Equity in Loss of Project Partnerships decreased $5,341 to $12,161 for the three months ended June 30, 2008 as compared to $17,502 for the three months ended June 30, 2007.  For the three months ended March 31, 2008 and 2007, the Project Partnerships generated a loss of $51,093 and $72,572 on Rental and other income of $699,664 and $681,993, respectively.  Gateway’s share of the Project Partnerships’ net loss was $50,581 and $57,271, of which $38,420 and $39,769 were suspended, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $196,006 and $193,732 for the three months ended March 31, 2008 and 2007, respectively.)  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

At June 30, 2008, the Series had $141,591 of short-term investments (Cash and Cash Equivalents).  Series 9 also had $45,160 in Zero Coupon Treasuries with annual maturities providing $47,000 in the current fiscal year.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $45,971 for the three months ended June 30, 2008.  However, after considering the Equity in Loss of Project Partnerships of $12,161 and the changes in operating assets and liabilities, net cash used in operating activities was $25,477.  Cash provided by investing activities totaled $102,821 consisting of $2,821 in cash distributions from the Project Partnerships and $100,000 from matured U.S. Treasury Notes.

Series 10 - Gateway closed this Series on January 21, 1994 after receiving $5,043,000 from 325 Limited Partner investors.  Equity in Income (Loss) of Project Partnerships increased $22,802 to income of $13,343 for the three months ended June 30, 2008 as compared to a loss of $9,459 for the three months ended June 30, 2007.  For the three months ended March 31, 2008, the Project Partnerships generated income of $713 on Rental and other income of $479,911.  Gateway’s share of the Project Partnerships’ net income was $982, of which $12,361 in losses were suspended.  For the three months ended March 31, 2007, the Project Partnerships generated a loss of $13,390 on Rental and other income of $463,465.  Gateway’s share of the Project Partnerships’ net loss was $13,142, of which $3,683 was suspended.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $119,851 and $116,491 for the three months ended March 31, 2008 and 2007, respectively.)  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At June 30, 2008, the Series had $116,111 of short-term investments (Cash and Cash Equivalents).  Series 10 also had $70,989 in Zero Coupon Treasuries with annual maturities providing $36,000 in the current fiscal year and $40,000 in fiscal year 2010.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $10,722 for the three months ended June 30, 2008.  However, after considering the Equity in Income of Project Partnerships of $13,343 and the changes in operating assets and liabilities, net cash used in operating activities was $16,931.  Cash provided by investing activities totaled $53,993 consisting of $3,993 in cash distributions from the Project Partnerships and $50,000 from matured U.S. Treasury Notes.

Series 11 - Gateway closed this Series on April 29, 1994 after receiving $5,127,000 from 330 Limited Partner investors.  Equity in Loss of Project Partnerships decreased $35,080 to $2,357 for the three months ended June 30, 2008 as compared to $37,437 for the three months ended June 30, 2007.  For the three months ended March 31, 2008 and 2007, the Project Partnerships generated a loss of $35,628 and $77,048 on Rental and other income of $444,153 and $410,166, respectively.  Gateway’s share of the Project Partnerships’ net loss was $34,007 and $74,663, of which $31,650 and $37,226 were suspended, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $132,468 and $124,385 for the three months ended March 31, 2008 and 2007, respectively.)  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At June 30, 2008, the Series had $195,565 of short-term investments (Cash and Cash Equivalents).  Series 11 also had $79,089 in Zero Coupon Treasuries with annual maturities providing $42,000 in the current fiscal year and $44,000 in fiscal year 2010.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $26,392 for the three months ended June 30, 2008.  However, after considering the Equity in Loss of Project Partnerships of $2,357 and the changes in operating assets and liabilities, net cash used in operating activities was $10,614.  Cash provided by investing activities totaled $125,000 resulting from maturation of U.S. Treasury Notes.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Critical Accounting Estimates

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss.  No impairment loss has been recognized in the accompanying financial statements for each of the three-month periods ended June 30, 2008 and 2007.  For the fiscal year ended March 31, 2008, impairment expense was recognized in the Statement of Operations in the following Series and in the following amounts:  Series 7 - $99,867, Series 8 - $31,346, Series 10 - $376,185, and Series 11 - $454,605.  The total impairment expense for all Series in Gateway for fiscal year 2008 was $962,003.  Impairment loss is an estimate based on management’s knowledge and experience.  Accordingly, actual results could differ from these estimates.

Recent Accounting Changes

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS No. 157”), which provides enhanced guidance for using fair value to measure assets and liabilities.  FAS No. 157 establishes a common definition of fair value and provides a framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosure requirements about fair value measurements.  FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of FAS No. 157 until November 15, 2008 for all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis.  Gateway will adopt FAS No. 157 effective as of fiscal year end March 31, 2009.  The adoption of this standard is not expected to have a material impact on Gateway’s financial position, operations or cash flow.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS No. 159”), which permits entities to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  FAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Gateway will adopt FAS No. 159 in fiscal year 2009 but does not intend to remeasure its financial assets and financial liabilities as a result of this adoption.  Accordingly, the adoption of this standard is not expected to have a material impact on Gateway’s financial position, operations or cash flow.

Exit Strategy upon Expiration of the Project Partnership Tax Credit Compliance Period

The IRS compliance period for low-income housing Tax Credit properties is generally fifteen years from occupancy following construction or rehabilitation completion.  When Project Partnerships reach the end of their Tax Credit compliance period, Gateway will initiate the process of disposing of its investment in the Project Partnership; the objective of the process is to sell Gateway’s interest in the properties for fair market value and ultimately, when Gateway’s last Project Partnership investment is sold, liquidate Gateway.  Generally, the market for Project Partnerships is limited.  Some of the factors which negatively impact the marketability of these projects include (1) requirements by government agencies or the project’s debt holder to continue to maintain the property in the low-income housing program, and (2) the mortgage balance of the property is very near the initial balance as a result of the heavily subsidized debt of the Project Partnerships and lengthy (usually 50 year) amortization periods.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

As of June 30, 2008, Gateway holds a limited partner interest in 132 Project Partnerships which own and operate government assisted multi-family housing complexes.  Project investments by Series are as follows:  39 Project Partnerships for Series 7, 42 Project Partnerships for Series 8, 24 Project Partnerships for Series 9, 15 Project Partnerships for Series 10, and 12 Project Partnerships for Series 11.  As of June 30, 2008, ninety-four of the Project Partnerships have not yet reached the end of their Tax Credit compliance period but will do so during one of the years ending December 31, 2008 through December 31, 2010.  As of June 30, 2008, one of the Project Partnerships has been sold (in Series 8) and, in accordance with the Gateway partnership agreement, the entire net proceeds received from this sale will be distributed to the Limited Partners of that Series.  Gateway at one time held investments in 133 Project Partnerships (39 in Series 7, 43 in Series 8, 24 in Series 9, 15 in Series 10, and 12 in Series 11).  A summary of the sale transactions for the Project Partnerships sold during the current fiscal year-to-date and previous fiscal year are summarized below:

Fiscal Year 2009 Disposition Activity:

None.

Fiscal Year 2008 Disposition Activity:

Series 8

Transaction Month / Year	Project Partnership	Net Proceeds	Net Proceeds Per LP Unit	Gain (Loss) on Disposal
March 2008	Morningside Villa	$ 68,000	$ 6.81	$ 68,000
$ 68,000

The net proceeds from the sale of Morningside Villa are a component of the Distribution Payable on the Balance Sheet as of March 31, 2008.  These net proceeds will be distributed to the Series 8 Limited Partners during a subsequent quarter of fiscal year 2009.

Status Update on Unsold Project Partnerships:

The following summarizes the most recent status of the sale/disposal process for the remaining Project Partnership investments held as of June 30, 2008:

Gateway has approved the sale to the general partner of the Project Partnership or a third party:

Series 7

Horton Housing, L.P.	Atoka Properties
Coalgate Properties

These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amount as approved by Gateway, should all the transactions close without modification, the estimated net proceeds to Gateway from the sales of these Project Partnership are estimated to be $199,000, or $19.14 per limited partnership unit.  Sales proceeds would be available for distribution to the Series 7 Limited Partners subsequent to the closing of these sales transactions which would most likely occur within the next 18-month period.

Series 8

Antlers Properties	Antlers Properties II
AAA Properties of Bentonville	Meadowview Properties Limited Partnership

These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amount as approved by Gateway, should all the transactions close without modification, the estimated net proceeds to Gateway from the sales of these Project Partnership are estimated to be $312,000, or $31.26 per limited partnership unit.  Sales proceeds would be available for distribution to the Series 8 Limited Partners subsequent to the closing of these sales transactions which would most likely occur within the next 18-month period.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Gateway has consented to the general partner granting an option for either the general partner or a third-party to purchase the Project Partnership interest:

Series 7

Pioneer Apartments	Spring Creek Apartments II, L.P.

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
Walnut Apartments Limited Partnership

Item 3.  Quantitative and Qualitative Disclosure About Market Risk:

As a smaller reporting company, no information is required.

Item 4.  Controls and Procedures:

Not applicable to this report.

Item 4T.  Controls and Procedures:

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

Under the supervision and with the participation of the Managing General Partner’s management, including the Chief Executive Officer and Chief Financial Officer, Gateway has evaluated the effectiveness of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.  There were no changes in Gateway’s internal control over financial reporting during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, Gateway’s internal control over financial reporting.

PART II – Other Information

Item 1.  Legal Proceedings.

Not applicable to this report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable to this report.

Item 3.  Defaults upon Senior Securities.

Not applicable to this report.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable to this report.

Item 5.  Other Information.

Unresolved Staff Comments:

On January 29, 2008, Gateway received a letter (the “Letter”) from the staff of the Securities and Exchange Commission (the “Staff”) requesting responses from Gateway on a number of items arising from the Commission’s review of Gateway’s Form 10-K for the fiscal year ended March 31, 2007.  Not all of the comments and questions raised by the Staff in the Letter and subsequent replies have been resolved.  Specifically, there remains unresolved a question raised by the Staff regarding how Rule 4-08(g) of Regulation S-X should be applied to Gateway, either through its application at a registrant level (i.e., aggregating financial information in all Series in Gateway) or alternatively by application to each individual series within Gateway.

This Form 10-Q has been prepared by application of Rule 4-08(g) of Regulation S-X at the registrant level, which is consistent with the methodology of Gateway’s prior quarter Form 10-Q filings.  Depending upon the outcome of this matter, the Staff may determine additional disclosures to be required either in an Amended Form 10-Q filing or in future Form 10-Q filings.

Item 6.  Exhibits.

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

GATEWAY TAX CREDIT FUND III, LTD.
(A Florida Limited Partnership)
By: Raymond James Tax Credit Funds, Inc.
(the Managing General Partner)

Date: August 13, 2008	By:/s/ Ronald M. Diner
Ronald M. Diner
President, Director

Date: August 13, 2008	By:/s/ Jonathan Oorlog
Jonathan Oorlog
Vice President and Chief Financial Officer

Date: August 13, 2008	By:/s/ Sandra C. Humphreys
Sandra C. Humphreys
Secretary and Treasurer