Form 10-K/A
period 2007-03-31
GATEWAY TAX CREDIT FUND III LTD
filed 2008-09-19
CIK 881716

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC 20549

                                AMENDED FORM 10-K/A
                                 (Amendment No. 1)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-
accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the
Exchange Act.

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
                                        File No. 33-44238

                                     EXPLANATORY NOTE

This Amended Annual Report on Form 10-K/A corrects the following disclosures that Gateway had reported on its original filing for the year ended March 31, 2007.

Item 9A. Controls and Procedures The Company corrected Item 9A disclosure by reflecting that the evaluation referred to therein occurred as of the end of the period covered by the report.

Exhibit 31.1 and 31.2 - The Company amended the certification in Exhibit 31.1 and 31.2 to correct the form of certifications.

Independent Auditors' Reports - The Company revised and corrected the audit reports of Donald W. Causey & Associates, P.C., which are now stated in accordance with the PCAOB standard, for Meadowview Apartments, Ltd., Applegate Apartments, Ltd. and Heatherwood Apartments, Ltd.

Except as described above, no other changes have been made to the original Form 10-K, and this Form 10-K/A does not amend, update, or change the financial statements or any other items or disclosures in the original Form 10-K. Except for the change stated above, this Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures, including any exhibits to the Form 10-K affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission made subsequent to the filing of the original Form 10-K, including any amendments to those filings.

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
		-----		----------
		1,207		48,093,705
		=====		==========

The average effective rental income per unit for the year ended December 31, 2006 is $4,217 per year ($351 per month).

Item 2 - Properties (continued):

SERIES 9
PARTNERSHIP -----------	LOCATION OF PROPERTY -----------	# OF UNIT -----	DATE ACQUIRED --------	PROPERTY COST --------	OCCUPANCY RATE ------

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

810,597

770,939

587,132

918,358

1,806,434

1,407,304

1,239,494

1,250,635

774,019

904,325

1,083,535

986,163

1,423,402

1,849,005

1,055,632

1,008,022

1,001,158

781,898

1,006,295

1,137,336

984,410

978,195

1,715,881

735,614

100% 96% 100% 100% 98% 100% 96% 83% 95% 92% 88% 96% 97% 85% 96% 100% 100% 100% 88% 96% 100% 96% 100% 98%
		-----		-----------
		624		26,215,783
		=====		===========

The average effective rental income per unit for the year ended December 31, 2006 is $4,142 per year ($345 per month).

SERIES 10
PARTNERSHIP -----------	LOCATION OF PROPERTY -----------	# OF UNIT -----	DATE ACQUIRED --------	PROPERTY COST --------	OCCUPANCY RATE ------
Redstone Albany Oak Terrace Wellshill Applegate Heatherwood Peachtree Donna Wellsville Tecumseh Clay City Irvine West New Castle Stigler Courtyard	Challis, ID Albany, KY Bonifay, FL West Liberty, KY Florence, AL Alexander, AL Gaffney, SC Donna, TX Wellsville, NY Tecumseh, NE Clay City, KY Irvine, KY New Castle, KY Stigler, OK Huron, SD	24 24 18 32 36 36 28 50 24 24 24 24 24 20 21	11/93 1/94 1/94 1/94 2/94 2/94 3/94 1/94 2/94 4/94 5/94 5/94 5/94 7/94 8/94	1,167,910 1,042,529 664,731 1,350,944 1,864,817 1,642,814 1,100,996 1,778,667 1,438,809 1,142,972 1,043,798 1,113,664 1,025,932 754,056 786,217	100% 100% 100% 100% 97% 97% 93% 98% 100% 83% 100% 96% 96% 100% 100%
		----		----------
		409		17,918,856
		====		==========

The average effective rental income per unit for the year ended December 31, 2006 is $4,149 per year ($346 per month).

Item 2 - Properties (continued):

SERIES 11
PARTNERSHIP -----------	LOCATION OF PROPERTY -----------	# OF UNIT -----	DATE ACQUIRED --------	PROPERTY COST --------	OCCUPANCY RATE ------
Homestead Mountain Oak Eloy Gila Bend Creekstone Tifton Cass Towne Warsaw Royston Red Bud Cardinal Parsons	Pinetop, AZ Collinsville, AL Eloy, AZ Gila Bend, AZ Dallas, GA Tifton, GA Cartersville, GA Warsaw, VA Royston, GA Mokane, MO Mountain Home, AR Parsons, KS	32 24 24 36 40 36 10 56 25 8 32 38	9/94 9/94 11/94 11/94 12/94 12/94 12/94 12/94 12/94 12/94 12/94 12/94	1,816,695 894,455 1,030,005 1,545,966 2,008,604 1,706,886 330,663 3,404,797 935,159 301,564 512,292 1,384,172	94% 75% 92% 67% 83% 92% 100% 100% 100% 88% 100% 66%
		----		-----------
		361		15,871,258
		====		===========

The average effective rental income per unit for the year ended December 31, 2006 is $4,496 per year ($375 per month).

A summary of the book value of the fixed assets of the properties at December 31, 2006, 2005 and 2004 is as follows:

12/31/06
	SERIES 7	SERIES 8	SERIES 9
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum. Depreciation Properties, Net	$ 1,628,119 416,701 42,317,581 2,127,121 0 ----------- 46,489,522 20,491,955 ----------- $25,997,567 ===========	$ 1,978,809 446,554 43,601,388 2,066,954 0 ----------- 48,093,705 20,807,872 ----------- $27,285,833 ==========	$ 1,099,659 214,171 23,734,613 1,167,340 0 ----------- 26,215,783 10,415,334 ----------- $15,800,449 ===========

	SERIES 10	SERIES 11	TOTAL
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum. Depreciation Properties, Net	$ 648,625 111,805 16,457,363 701,063 0 ----------- 17,918,856 6,027,529 ----------- $11,891,327 ===========	$ 599,197 47,002 14,647,240 577,819 0 ----------- 15,871,258 5,562,727 ----------- $10,308,531 ===========	$ 5,954,409 1,236,233 140,758,185 6,640,297 0 ------------ 154,589,124 63,305,417 ------------ $ 91,283,707 ============

Item 2 - Properties (continued):

                   12/31/05
	SERIES 7	SERIES 8	SERIES 9
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum. Depreciation Properties, Net	$ 1,635,366 391,926 42,278,279 1,985,906 0 ----------- 46,291,477 19,022,427 ----------- $27,269,050 ===========	$ 1,978,809 424,067 43,481,828 1,976,324 0 ----------- 47,861,028 19,218,334 ----------- $28,642,694 ==========	$ 1,099,659 207,602 23,676,553 1,126,301 0 ----------- 26,110,115 9,640,414 ----------- $16,469,701 ===========

	SERIES 10	SERIES 11	TOTAL
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum. Depreciation Properties, Net	$ 648,625 94,649 16,425,612 663,802 0 ----------- 17,832,688 5,569,061 ----------- $12,263,627 ===========	$ 599,197 22,242 14,415,086 626,431 0 ----------- 15,662,956 5,314,654 ----------- $10,348,302 ===========	$ 5,961,656 1,140,486 140,277,358 6,378,764 0 ------------ 153,758,264 58,764,890 ------------ $ 94,993,374 ============

                     12/31/04
	SERIES 7	SERIES 8	SERIES 9
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum. Depreciation Properties, Net	$ 1,632,366 387,220 42,243,157 1,920,573 0 ----------- 46,183,316 17,552,593 ----------- $28,630,723 ===========	$ 1,978,809 416,985 43,408,843 1,915,791 0 ----------- 47,720,428 17,821,451 ----------- $29,898,977 ===========	$ 1,099,659 191,080 23,642,433 1,096,825 6,866 ----------- 26,036,863 8,872,295 ----------- $17,164,568 ===========

	SERIES 10	SERIES 11	TOTAL
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum. Depreciation Properties, Net	$ 648,625 94,649 16,376,552 636,585 0 ----------- 17,756,411 5,103,348 ----------- $12,653,063 ===========	$ 599,197 18,163 14,401,963 584,385 0 ----------- 15,603,708 4,809,337 ----------- $10,794,371 ===========	$ 5,958,656 1,108,097 140,072,948 6,154,159 6,866 ------------ 153,300,726 54,159,024 ------------ $ 99,141,702 ============

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

   (b)   Approximate Number of Equity Security Holders:

                                               Number of Holders
     Title of Class                           as of March 31, 2007
Limited Partner Interest                              2,559
General Partner Interest                                  2

Item 6.  Selected Financial Data

FOR THE YEARS ENDED MARCH 31,
SERIES 7	2007 ----	2006 ----	2005 ----	2004 ----	2003 ----
Total Revenues	$ 27,050	$ 21,470	$ 24,233	$ 14,725	$ 23,088
Net Loss	(366,648)	(467,796)	(261,487)	(261,362)	(233,056)
Equity in Losses of Project Partnerships	(78,519)	(92,380)	(139,599)	(130,277)	(137,118)
Total Assets	906,324	1,186,879	1,561,768	1,737,330	1,979,828
Investments In Project Partnerships	442,787	641,745	965,655	1,127,941	1,278,834
Per Weighted Average Limited Partnership Unit: (A) Tax Credits Portfolio Income Passive Loss	.96 8.15 (98.00)	8.05 6.16 (100.77)	21.36 4.56 (109.79)	92.87 5.38 (121.02)	163.08 6.94 (113.17)
Net Loss	(34.92)	(44.55)	(24.90)	(24.89)	(22.20)

FOR THE YEARS ENDED MARCH 31,
SERIES 8	2007 ----	2006 ----	2005 ----	2004 ----	2003 ----
Total Revenues	$ 15,890	$ 16,963	$ 16,447	$ 20,098	$ 19,195
Net Loss	(240,629)	(216,489)	(179,166)	(176,442)	(193,325)
Equity in Losses of Project Partnerships	(15,683)	(29,928)	(41,395)	(39,434)	(82,830)
Total Assets	741,918	893,391	1,013,718	1,163,295	1,305,623
Investments In Project Partnerships	377,733	415,344	461,161	512,795	560,231
Per Weighted Average Limited Partnership Unit: (A) Tax Credits Portfolio Income Passive Loss	1.55 10.68 (110.42)	16.92 7.30 (110.88)	56.12 5.23 (121.46)	140.61 5.04 (127.45)	162.03 7.29 (125.60)
Net Loss	(23.87)	(21.48)	(17.77)	(17.50)	(19.18)

FOR THE YEARS ENDED MARCH 31,
SERIES 9	2007 ----	2006 ----	2005 ----	2004 ----	2003 ----
Total Revenues	$ 6,166	$ 4,437	$ 7,752	$ 4,246	$ 4,433
Net Loss	(248,128)	(341,082)	(234,846)	(311,941)	(346,402)
Equity in Losses of Project Partnerships	(117,893)	(101,726)	(157,684)	(230,291)	(279,770)
Total Assets	694,273	893,314	1,180,228	1,395,878	1,676,155
Investments In Project Partnerships	412,287	550,442	798,862	967,040	1,211,933
Per Weighted Average Limited Partnership Unit: (A) Tax Credits Portfolio Income Passive Loss	.00 7.40 (103.96)	6.34 5.41 (90.51)	102.00 3.98 (105.86)	153.39 4.44 (112.92)	154.93 6.10 (127.50)
Net Loss	(39.28)	(53.99)	(37.18)	(49.38)	(54.84)

FOR THE YEARS ENDED MARCH 31,
SERIES 10	2007 ----	2006 ----	2005 ----	2004 ----	2003 ----
Total Revenues	$ 2,563	$ 2,561	$ 2,511	$ 1,932	$ 750
Net Loss	(261,712)	(355,932)	(186,236)	(228,743)	(246,694)
Equity in Losses of Project Partnerships	(113,347)	(111,553)	(133,597)	(175,628)	(201,773)
Total Assets	1,398,676	1,626,672	1,945,888	2,223,393	2,442,508
Investments In Project Partnerships	1,159,544	1,360,959	1,661,049	1,815,475	2,014,742
Per Weighted Average Limited Partnership Unit: (A) Tax Credits Portfolio Income Passive Loss	.00 8.75 (91.68)	9.58 7.55 (90.73)	106.09 6.36 (111.19)	151.14 6.94 (89.01)	151.14 8.34 (93.89)
Net Loss	(51.38)	(69.87)	(36.58)	(44.91)	(48.43)

FOR THE YEARS ENDED MARCH 31,
SERIES 11	2007 ----	2006 ----	2005 ----	2004 ----	2003 ----
Total Revenues	$ 3,382	$ 3,382	$ 2,783	$ 2,182	$ 0
Net Loss	(470,714)	(776,165)	(153,967)	(143,577)	(207,311)
Equity in Losses of Project Partnerships	(32,981)	(96,562)	(112,606)	(101,608)	(169,857)
Total Assets	1,821,412	2,271,082	3,034,176	3,228,629	3,377,050
Investments In Project Partnerships	1,505,978	1,926,349	2,664,780	2,799,412	2,914,130
Per Weighted Average Limited Partnership Unit: (A) Tax Credits Portfolio Income Passive Loss	8.57 6.61 (56.12)	110.21 5.75 (52.47)	145.72 4.33 (99.03)	147.19 4.71 (75.39)	147.20 6.21 (61.45)
Net Loss	(90.89)	(149.87)	(29.73)	(27.72)	(40.03)

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
	Estimated Market Value ---------------	Cost Plus Accreted Interest and Accreted Discounts -------------------	Gross Unrealized Gains and (Losses) ----------------
Series 7	$ 284,776	$ 284,519	$ 257
Series 8	205,209	204,834	375
Series 9	212,893	211,941	952
Series 10	201,543	198,782	2,761
Series 11	267,151	262,264	4,887

As of March 31, 2007, the cost and accreted interest/discount of debt securities by contractual maturities is as follows:		Series 7 --------	Series 8 --------	Series 9 --------
Due within 1 year		$ 284,519	$ 204,835	$ 170,233
After 1 year through 5 years		0	0	41,709
		---------	---------	---------
Total amount recorded on Balance Sheet		$ 284,519 =========	$ 204,835 =========	$ 211,942 =========
		Series 10 --------	Series 11 --------	Total --------
Due within 1 year		$ 133,864	$ 190,291	$ 983,742
After 1 year through 5 years		64,917	71,973	178,599
		---------	---------	---------
Total amount recorded on Balance Sheet		$ 198,781 =========	$ 262,264 =========	$1,162,341 ===========

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

NOTE 4 - RELATED PARTY TRANSACTIONS (Continued):

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

NOTE 6 - TAXABLE INCOME (LOSS) Continued):

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

NOTE 7 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued):

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

NOTE 7 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued):

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
Certified Public Accountants

Gadsden, Alabama
February 28, 2006

Item 9.  Changes in and disagreements with Accountants on Accounting and Financial Disclosures

   None

Item 9A.  Controls and Procedures

   As of the end of the period covered by this report, under the supervision and with the participation of Gateway's management, including the chief executive and chief financial officers of Gateway's Managing General Partner, an evaluation of the effectiveness of the Gateway's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities and Exchange Act of 1934) was performed. Based on this evaluation, such officers have concluded that Gateway's disclosure controls and procedures were effective as of the date of that evaluation in alerting them in a timely manner to material information relating to Gateway required to be included in this report and Gateway's other reports that it files or submits under the Securities Exchange Act of 1934. There were no significant changes in Gateway's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

   Raymond James Tax Credit Funds, Inc. is a wholly owned subsidiary of Raymond James Financial, Inc. ("RJF"). RJF has adopted a Business Ethics and Corporate Policy that is applicable to the officers and employees of Raymond James Tax Credit Funds, Inc., the Managing General Partner of the of Gateway. That policy is posted on RJF's Internet website at Raymond James dot com under "About Our Company" --- Investor Relations --- Corporate Governance --- Employee Code of Ethics.

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

                   GATEWAY TAX CREDIT FUND III, LTD.
                 (A Florida Limited Partnership)
                          By: Raymond James Tax Credit Funds, Inc.

Date: September 19, 2008          By:/s/ Ronald M. Diner
                                  Ronald M. Diner
                                  President, Director

Date: September 19, 2008          By:/s/ J. Davenport Mosby III
                                  J. Davenport Mosby III
                                  Director

Date: September 19, 2008          By:/s/ Jonathan Oorlog
                                  Jonathan Oorlog
                                  Vice President and Chief Financial Officer

Date: September 19, 2008          By:/s/ Sandra C. Humphreys
                                  Sandra C. Humphreys
                                  Secretary and Treasurer

EXHIBIT 31.1

Rule 13a-14(a)/15d-14(a) Certification

I, Ron Diner, certify that:

1. I have reviewed this Amended Report on Form 10-K/A of Gateway Tax Credit Fund III, Ltd.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls  and procedures to be designed under our supervision, to ensure that material  information relating to the registrant, including its consolidated subsidiaries is  made known to us by others within those entities, particularly during the period in  which this report is being prepared;

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

Date: September 19, 2008

By:/s/ Ronald M. Diner
President
Raymond James Tax Credit Funds, Inc.
(the Managing General Partner)

EXHIBIT 31.2

Rule 13a-14(a)/15d-14(a) Certification

I, Jonathan Oorlog, certify that:

1. I have reviewed this Amended Report on Form 10-K/A of Gateway Tax Credit Fund III, Ltd.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls  and procedures to be designed under our supervision, to ensure that material  information relating to the registrant, including its consolidated subsidiaries is  made known to us by others within those entities, particularly during the period in  which this report is being prepared;

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

Date: September 19, 2008

By:/s/ Jonathan Oorlog
Vice President and Chief Financial Officer
Raymond James Tax Credit Funds, Inc.
(the Managing General Partner)

EXHIBIT 32

                   CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

        We, each hereby certify to the best of our knowledge that the Amended Annual Report of Form 10-K/A of Gateway Tax Credit Fund III Ltd. for the year ended March 31, 2007 containing the financial statements fully complies with the requirements of Section 13(a) or 15(d)of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of Gateway.

/s/ Ronald M. Diner
President
Raymond James Tax Credit Funds, Inc.
(the Managing General Partner)
September 19, 2008

/s/ Jonathan Oorlog
Vice President and Chief Financial Officer
Raymond James Tax Credit Funds, Inc.
(the Managing General Partner)
September 19, 2008