Form 10-Q
period 2008-09-30
GATEWAY TAX CREDIT FUND III LTD
filed 2008-11-14
CIK 881716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________to_______________________

Commission File Number:       0-21762

Gateway Tax Credit Fund III Ltd.
(Exact name of Registrant as specified in its charter)

Florida	59-3090386
(State or other jurisdiction of incorporation or organization)	(IRS Employer No.)

880 Carillon Parkway	St. Petersburg, Florida 33716
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:	(727) 567-1000

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]	NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

PART I – Financial Information

Item 1. Financial Statements

Balance of this page intentionally left blank.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

BALANCE SHEETS
(Unaudited)
	SERIES 7		SERIES 8		SERIES 9
	September 30,	March 31,	September 30,	March 31,	September 30,	March 31,
	2008	2008	2008	2008	2008	2008
ASSETS
Current Assets:
Cash and Cash Equivalents	$ 127,843	$ 162,586	$ 93,606	$ 252,598	$ 74,585	$ 64,247
Investments in Securities	161,858	202,647	80,929	75,993	80,853	145,770
Receivable - Other	45,000	696	-	-	-	-
Total Current Assets	334,701	365,929	174,535	328,591	155,438	210,017

Investments in Project Partnerships, net	274,716	284,147	300,428	296,532	270,443	292,761

Total Assets	$ 609,417	$ 650,076	$ 474,963	$ 625,123	$ 425,881	$ 502,778

LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
Payable to General Partners	$ 56,690	$ 64,060	$ 94,376	$ 96,986	$ 26,992	$ 32,071
Distribution Payable	-	-	36	68,000	-	-
Deferred Gain on Sale of Project Partnerships	43,425	-	-	-	-	-

Total Current Liabilities	100,115	64,060	94,412	164,986	26,992	32,071

Long-Term Liabilities:
Payable to General Partners	858,514	815,948	905,840	862,696	551,379	526,959

Partners' Deficit:
Limited Partners - 10,395, 9,980, and 6,254
units for Series 7, 8, and 9, respectively,
at September 30, 2008 and March 31, 2008	(254,442)	(136,355)	(500,412)	(378,909)	(96,130)	(854)
General Partners	(94,770)	(93,577)	(24,877)	(23,650)	(56,360)	(55,398)

Total Partners' Deficit	(349,212)	(229,932)	(525,289)	(402,559)	(152,490)	(56,252)

Total Liabilities and Partners' Deficit	$ 609,417	$ 650,076	$ 474,963	$ 625,123	$ 425,881	$ 502,778

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

BALANCE SHEETS
(Unaudited)
	SERIES 10		SERIES 11		TOTAL SERIES 7 - 11
	September 30,	March 31,	September 30,	March 31,	September 30,	March 31,
	2008	2008	2008	2008	2008	2008
ASSETS
Current Assets:
Cash and Cash Equivalents	$ 53,262	$ 79,049	$ 50,496	$ 81,179	$ 399,792	$ 639,659
Investments in Securities	85,475	84,937	171,776	166,036	580,891	675,383
Receivable - Other	-	-	-	-	45,000	696
Total Current Assets	138,737	163,986	222,272	247,215	1,025,683	1,315,738

Investments in Securities	36,760	35,462	39,704	38,230	76,464	73,692
Investments in Project Partnerships, net	640,168	672,563	892,429	935,152	2,378,184	2,481,155

Total Assets	$ 815,665	$ 872,011	$ 1,154,405	$ 1,220,597	$ 3,480,331	$ 3,870,585

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
Payable to General Partners	$ 29,462	$ 33,120	$ 12,001	$ 13,389	$ 219,521	$ 239,626
Distribution Payable	-	-	-	-	36	68,000
Deferred Gain on Sale of Project Partnerships	-	-	-	-	43,425	-

Total Current Liabilities	29,462	33,120	12,001	13,389	262,982	307,626

Long-Term Liabilities:
Payable to General Partners	129,095	112,303	62,864	48,688	2,507,692	2,366,594

Partners' Equity (Deficit):
Limited Partners - 5,043 and 5,127 units
for Series 10 and 11, respectively, at
September 30, 2008 and March 31, 2008	694,716	763,501	1,114,735	1,192,925	958,467	1,440,308
General Partners	(37,608)	(36,913)	(35,195)	(34,405)	(248,810)	(243,943)

Total Partners' Equity	657,108	726,588	1,079,540	1,158,520	709,657	1,196,365

Total Liabilities and Partners' Equity	$ 815,665	$ 872,011	$ 1,154,405	$ 1,220,597	$ 3,480,331	$ 3,870,585

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	SERIES 7		SERIES 8		SERIES 9
	2008	2007	2008	2007	2008	2007
Revenues:
Distribution Income	$ 11,615	$ 3,934	$ 3,528	$ 7,302	$ 1,724	$ -
Total Revenues	11,615	3,934	3,528	7,302	1,724	-

Expenses:
Asset Management Fee - General Partner	21,283	21,399	21,572	22,255	12,210	12,267
General and Administrative:
General Partner	27,480	30,165	30,244	33,258	17,282	18,562
Other	23,811	18,626	26,251	21,132	17,103	12,913
Amortization	1,253	6,535	2,768	3,206	2,511	3,013
Impairment Loss on Investment in Project Partnerships	25,894	-	-	-	-	-

Total Expenses	99,721	76,725	80,835	79,851	49,106	46,755

Loss Before Equity in Income (Loss) of Project Partnerships
and Other Income	(88,106)	(72,791)	(77,307)	(72,549)	(47,382)	(46,755)
Equity in Income (Loss) of Project Partnerships	23,196	(5,340)	7,200	(10,031)	(4,333)	(21,359)
Interest Income	2,224	6,002	1,415	4,039	1,448	3,396

Net Loss	$ (62,686)	$ (72,129)	$ (68,692)	$ (78,541)	$ (50,267)	$ (64,718)

Allocation of Net Loss:
Limited Partners	$ (62,059)	$ (71,408)	$ (68,005)	$ (77,756)	$ (49,764)	$ (64,071)
General Partners	(627)	(721)	(687)	(785)	(503)	(647)

	$ (62,686)	$ (72,129)	$ (68,692)	$ (78,541)	$ (50,267)	$ (64,718)

Net Loss Per Limited Partnership Unit	$ (5.97)	$ (6.87)	$ (6.81)	$ (7.79)	$ (7.96)	$ (10.24)

Number of Limited Partnership Units Outstanding	10,395	10,395	9,980	9,980	6,254	6,254

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	SERIES 10		SERIES 11		TOTAL SERIES 7 - 11
	2008	2007	2008	2007	2008	2007
Revenues:
Distribution Income	$ 1,400	$ -	$ 2,182	$ -	$ 20,449	$ 11,236
Total Revenues	1,400	-	2,182	-	20,449	11,236

Expenses:
Asset Management Fee - General Partner	8,396	8,384	7,088	7,254	70,549	71,559
General and Administrative:
General Partner	10,801	11,602	8,641	9,281	94,448	102,868
Other	10,891	9,155	10,458	9,166	88,514	70,992
Amortization	5,228	6,027	7,245	8,374	19,005	27,155
Impairment Loss on Investment in Project Partnerships	75,343	-	-	-	101,237	-

Total Expenses	110,659	35,168	33,432	34,075	373,753	272,574

Loss Before Equity in Income (Loss) of Project Partnerships
and Other Income	(109,259)	(35,168)	(31,250)	(34,075)	(353,304)	(261,338)
Equity in Income (Loss) of Project Partnerships	48,461	(14,240)	(24,376)	(24,137)	50,148	(75,107)
Interest Income	2,040	3,237	3,038	4,395	10,165	21,069

Net Loss	$ (58,758)	$ (46,171)	$ (52,588)	$ (53,817)	$ (292,991)	$ (315,376)

Allocation of Net Loss:
Limited Partners	$ (58,170)	$ (45,709)	$ (52,062)	$ (53,279)	$ (290,060)	$ (312,223)
General Partners	(588)	(462)	(526)	(538)	(2,931)	(3,153)

	$ (58,758)	$ (46,171)	$ (52,588)	$ (53,817)	$ (292,991)	$ (315,376)

Net Loss Per Limited Partnership Unit	$ (11.53)	$ (9.06)	$ (10.15)	$ (10.39)

Number of Limited Partnership Units Outstanding	5,043	5,043	5,127	5,127

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	SERIES 7		SERIES 8		SERIES 9
	2008	2007	2008	2007	2008	2007
Revenues:
Distribution Income	$ 12,491	$ 19,434	$ 11,293	$ 15,607	$ 4,545	$ 4,003
Total Revenues	12,491	19,434	11,293	15,607	4,545	4,003

Expenses:
Asset Management Fee - General Partner	42,566	42,798	43,144	44,510	24,420	24,534
General and Administrative:
General Partner	61,171	59,122	66,527	65,185	38,015	36,382
Other	28,815	23,002	31,515	23,489	20,453	15,847
Amortization	2,507	13,070	5,536	6,411	5,022	6,026
Impairment Loss on Investment in Project Partnerships	25,894	-	-	-	-	-

Total Expenses	160,953	137,992	146,722	139,595	87,910	82,789

Loss Before Equity in Income (Loss) of Project Partnerships
and Other Income	(148,462)	(118,558)	(135,429)	(123,988)	(83,365)	(78,786)
Equity in Income (Loss) of Project Partnerships	23,887	(5,777)	9,432	(6,665)	(16,494)	(38,861)
Interest Income	5,295	12,124	3,267	8,551	3,621	7,141

Net Loss	$ (119,280)	$ (112,211)	$ (122,730)	$ (122,102)	$ (96,238)	$ (110,506)

Allocation of Net Loss:
Limited Partners	$ (118,087)	$ (111,089)	$ (121,503)	$ (120,881)	$ (95,276)	$ (109,401)
General Partners	(1,193)	(1,122)	(1,227)	(1,221)	(962)	(1,105)

	$ (119,280)	$ (112,211)	$ (122,730)	$ (122,102)	$ (96,238)	$ (110,506)

Net Loss Per Limited Partnership Unit	$ (11.36)	$ (10.69)	$ (12.17)	$ (12.11)	$ (15.23)	$ (17.49)

Number of Limited Partnership Units Outstanding	10,395	10,395	9,980	9,980	6,254	6,254

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	SERIES 10		SERIES 11		TOTAL SERIES 7 - 11
	2008	2007	2008	2007	2008	2007
Revenues:
Distribution Income	$ 4,643	$ 1,380	$ 2,182	$ 2,182	$ 35,154	$ 42,606
Total Revenues	4,643	1,380	2,182	2,182	35,154	42,606

Expenses:
Asset Management Fee - General Partner	16,792	16,768	14,176	14,192	141,098	142,802
General and Administrative:
General Partner	23,759	22,739	19,008	18,191	208,480	201,619
Other	13,788	10,860	13,123	11,124	107,694	84,322
Amortization	10,457	12,053	14,490	16,748	38,012	54,308
Impairment Loss on Investment in Project Partnerships	75,343	-	-	-	101,237	-

Total Expenses	140,139	62,420	60,797	60,255	596,521	483,051

Loss Before Equity in Income (Loss) of Project Partnerships
and Other Income	(135,496)	(61,040)	(58,615)	(58,073)	(561,367)	(440,445)
Equity in Income (Loss) of Project Partnerships	61,804	(23,699)	(26,733)	(61,574)	51,896	(136,576)
Interest Income	4,212	6,725	6,368	9,023	22,763	43,564

Net Loss	$ (69,480)	$ (78,014)	$ (78,980)	$ (110,624)	$ (486,708)	$ (533,457)

Allocation of Net Loss:
Limited Partners	$ (68,785)	$ (77,234)	$ (78,190)	$ (109,518)	$ (481,841)	$ (528,123)
General Partners	(695)	(780)	(790)	(1,106)	(4,867)	(5,334)

	$ (69,480)	$ (78,014)	$ (78,980)	$ (110,624)	$ (486,708)	$ (533,457)

Net Loss Per Limited Partnership Unit	$ (13.64)	$ (15.32)	$ (15.25)	$ (21.36)

Number of Limited Partnership Units Outstanding	5,043	5,043	5,127	5,127

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	SERIES 7			SERIES 8
	Limited	General		Limited	General
	Partners	Partners	Total	Partners	Partners	Total

Balance at March 31, 2007	$ 205,836	$ (90,121)	$ 115,715	$ 5,547	$ (88,454)	$ (82,907)

Net Loss	(111,089)	(1,122)	(112,211)	(120,881)	(1,221)	(122,102)

Balance at September 30, 2007	$ 94,747	$ (91,243)	$ 3,504	$ (115,334)	$ (89,675)	$ (205,009)

Balance at March 31, 2008	$ (136,355)	$ (93,577)	$ (229,932)	$ (378,909)	$ (23,650)	$ (402,559)

Net Loss	(118,087)	(1,193)	(119,280)	(121,503)	(1,227)	(122,730)

Balance at September 30, 2008	$ (254,442)	$ (94,770)	$ (349,212)	$ (500,412)	$ (24,877)	$ (525,289)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	SERIES 9			SERIES 10
	Limited	General		Limited	General
	Partners	Partners	Total	Partners	Partners	Total

Balance at March 31, 2007	$ 239,442	$ (52,971)	$ 186,471	$ 1,319,459	$ (31,297)	$ 1,288,162

Net Loss	(109,401)	(1,105)	(110,506)	(77,234)	(780)	(78,014)

Balance at September 30, 2007	$ 130,041	$ (54,076)	$ 75,965	$ 1,242,225	$ (32,077)	$ 1,210,148

Balance at March 31, 2008	$ (854)	$ (55,398)	$ (56,252)	$ 763,501	$ (36,913)	$ 726,588

Net Loss	(95,276)	(962)	(96,238)	(68,785)	(695)	(69,480)

Balance at September 30, 2008	$ (96,130)	$ (56,360)	$ (152,490)	$ 694,716	$ (37,608)	$ 657,108

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	SERIES 11			TOTAL SERIES 7 - 11
	Limited	General		Limited	General
	Partners	Partners	Total	Partners	Partners	Total

Balance at March 31, 2007	$ 1,815,414	$ (28,117)	$ 1,787,297	$ 3,585,698	$ (290,960)	$ 3,294,738

Net Loss	(109,518)	(1,106)	(110,624)	(528,123)	(5,334)	(533,457)

Balance at September 30, 2007	$ 1,705,896	$ (29,223)	$ 1,676,673	$ 3,057,575	$ (296,294)	$ 2,761,281

Balance at March 31, 2008	$ 1,192,925	$ (34,405)	$ 1,158,520	$ 1,440,308	$ (243,943)	$ 1,196,365

Net Loss	(78,190)	(790)	(78,980)	(481,841)	(4,867)	(486,708)

Balance at September 30, 2008	$ 1,114,735	$ (35,195)	$ 1,079,540	$ 958,467	$ (248,810)	$ 709,657

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	SERIES 7		SERIES 8
	2008	2007	2008	2007
Cash Flows from Operating Activities:
Net Loss	$ (119,280)	$ (112,211)	$ (122,730)	$ (122,102)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization	2,507	13,070	5,536	6,411
Impairment Loss on Investment in Project Partnerships	25,894	-	-	-
Accreted Interest Income on Investment in Securities	-	(3,061)	-	(2,761)
Discount on Investment in Securities	(684)	(768)	(350)	(494)
Equity in (Income) Loss of Project Partnerships	(23,887)	5,777	(9,432)	6,665
Distribution Income	(12,491)	(19,434)	(11,293)	(15,607)
Changes in Operating Assets and Liabilities:
Decrease (Increase) in Interest Receivable	1,811	(996)	583	187
Decrease in Receivable - Other	696	-	-	-
Increase in Payable to General Partners	33,621	41,914	40,534	46,401
Net Cash Used In Operating Activities	(91,813)	(75,709)	(97,152)	(81,300)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	17,407	19,434	11,293	15,607
Redemption of Investment Securities	200,000	203,000	75,000	127,000
Purchase of Investment Securities	(160,337)	(200,266)	(80,169)	(75,100)
Net Cash Provided by Investing Activities	57,070	22,168	6,124	67,507

Cash Flows from Financing Activities:
Distributions Paid to Limited Partners	-	-	(67,964)	-
Net Cash Used in Financing Activities	-	-	(67,964)	-

Decrease in Cash and Cash Equivalents	(34,743)	(53,541)	(158,992)	(13,793)
Cash and Cash Equivalents at Beginning of Year	162,586	179,018	252,598	135,130

Cash and Cash Equivalents at End of Period	$ 127,843	$ 125,477	$ 93,606	$ 121,337

Supplemental disclosure of non-cash activities:
Increase in Receivable - Other	$ (45,000)	$ -	$ -	$ -
Increase in Deferred Gain on Sale of Project Partnerships	43,425	-	-	-
Increase in Payable to General Partners	1,575	-	-	-
	$ -	$ -	$ -	$ -

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	SERIES 9		SERIES 10
	2008	2007	2008	2007
Cash Flows from Operating Activities:
Net Loss	$ (96,238)	$ (110,506)	$ (69,480)	$ (78,014)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization	5,022	6,026	10,457	12,053
Impairment Loss on Investment in Project Partnerships	-	-	75,343	-
Accreted Interest Income on Investment in Securities	(1,436)	(2,709)	(2,542)	(3,532)
Discount on Investment in Securities	(127)	(486)	(216)	(396)
Equity in Loss (Income) of Project Partnerships	16,494	38,861	(61,804)	23,699
Distribution Income	(4,545)	(4,003)	(4,643)	(1,380)
Changes in Operating Assets and Liabilities:
Decrease (Increase) in Interest Receivable	1,123	(135)	408	274
Increase in Payable to General Partners	19,341	23,611	13,134	15,403
Net Cash Used In Operating Activities	(60,366)	(49,341)	(39,343)	(31,893)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	5,345	5,728	13,043	2,130
Redemption of Investment Securities	100,000	127,000	50,000	101,000
Purchase of Investment Securities	(34,641)	(100,133)	(49,487)	(50,066)
Net Cash Provided by Investing Activities	70,704	32,595	13,556	53,064

Increase (Decrease) in Cash and Cash Equivalents	10,338	(16,746)	(25,787)	21,171
Cash and Cash Equivalents at Beginning of Year	64,247	70,044	79,049	40,351

Cash and Cash Equivalents at End of Period	$ 74,585	$ 53,298	$ 53,262	$ 61,522

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	SERIES 11		TOTAL SERIES 7 - 11
	2008	2007	2008	2007
Cash Flows from Operating Activities:
Net Loss	$ (78,980)	$ (110,624)	$ (486,708)	$ (533,457)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization	14,490	16,748	38,012	54,308
Impairment Loss on Investment in Project Partnerships	-	-	101,237	-
Accreted Interest Income on Investment in Securities	(2,983)	(4,197)	(6,961)	(16,260)
Discount on Investment in Securities	(566)	(582)	(1,943)	(2,726)
Equity in Loss (Income) of Project Partnerships	26,733	61,574	(51,896)	136,576
Distribution Income	(2,182)	(2,182)	(35,154)	(42,606)
Changes in Operating Assets and Liabilities:
Decrease (Increase) in Interest Receivable	990	(229)	4,915	(899)
Decrease in Receivable - Other	-	-	696	-
Increase in Payable to General Partners	12,788	12,303	119,418	139,632
Net Cash Used In Operating Activities	(29,710)	(27,189)	(318,384)	(265,432)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	3,682	2,982	50,770	45,881
Redemption of Investment Securities	125,000	152,000	550,000	710,000
Purchase of Investment Securities	(129,655)	(125,166)	(454,289)	(550,731)
Net Cash (Used in) Provided by Investing Activities	(973)	29,816	146,481	205,150

Cash Flows from Financing Activities:
Distributions Paid to Limited Partners	-	-	(67,964)	-
Net Cash Used in Financing Activities	-	-	(67,964)	-

(Decrease) Increase in Cash and Cash Equivalents	(30,683)	2,627	(239,867)	(60,282)
Cash and Cash Equivalents at Beginning of Year	81,179	53,170	639,659	477,713

Cash and Cash Equivalents at End of Period	$ 50,496	$ 55,797	$ 399,792	$ 417,431

Supplemental disclosure of non-cash activities:
Increase in Receivable - Other	$ -	$ -	$ (45,000)	$ -
Increase in Deferred Gain on Sale of Project Partnerships	-	-	43,425	-
Increase in Payable to General Partners	-	-	1,575	-
	$ -	$ -	$ -	$ -

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

NOTE 1 - ORGANIZATION:

Gateway Tax Credit Fund III Ltd. (“Gateway”), a Florida Limited Partnership, was formed October 17, 1991 under the laws of Florida.  Gateway offered its limited partnership interests in Series (“Series”).  The first Series for Gateway is Series 7.  Operations commenced on July 16, 1992 for Series 7, January 4, 1993 for Series 8, September 30, 1993 for Series 9, January 21, 1994 for Series 10 and April 29, 1994 for Series 11.  Each Series invests, as a limited partner, in other limited partnerships (“Project Partnerships”), each of which owns and operates apartment complexes eligible for Low-Income Housing Tax Credits (“Tax Credits”), provided for in Section 42 of the Internal Revenue Code of 1986.  Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the limited partnership agreement (the “Agreement”).  As of September 30, 2008, Gateway had received capital contributions of $1,000 from the General Partners and $36,799,000 from the investor Limited Partners.

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

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss.  For the six-month period ended September 30, 2008, impairment expense was recognized in the Statement of Operations in the following Series and in the following amounts:  Series 7 - $25,894 and Series 10 - $75,343.  The total impairment expense for all Series in Gateway for the six months ended September 30, 2008 was $101,237.  No impairment loss was recognized for the six-month period ended September 30, 2007.  For the fiscal year ended March 31, 2008, impairment expense was recognized in the Statement of Operations in the following Series and in the following amounts:  Series 7 - $99,867, Series 8 - $31,346, Series 10 - $376,185, and Series 11 - $454,605.  The total impairment expense for all Series in Gateway for fiscal year 2008 was $962,003.  Refer to Note 5 – Investments in Project Partnerships for further details regarding the components of the Investments in Project Partnerships balance.

Gateway, as a limited partner in the Project Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance and continued eligibility of Tax Credits.  If the cost of operating a property exceeds the rental income earned thereon, Gateway may deem it in its best interest to voluntarily provide funds in order to protect its investment.  However, Gateway does not guarantee any of the mortgages or other debt of the Project Partnerships.  No such funding to Project Partnerships occurred during each of the six-month periods ended September 30, 2008 and 2007.

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

Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” which was subsequently revised in December 2003.  Gateway has adopted FIN 46 and applied its requirements to all Project Partnerships in which Gateway holds an interest.  Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics, (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE.  The primary beneficiary, as is applicable to Gateway’s circumstances, is the party in the Project Partnership equity group that is most closely associated with the Project Partnership.

Gateway holds variable interests in 123 VIEs, which consist of Project Partnerships, of which Gateway is not the primary beneficiary.  Five of Gateway’s Project Partnership investments have been determined not to be VIEs.  Gateway’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to Gateway’s capital contributions to and receivables from those VIEs, which is $25,148,176 at September 30, 2008.  Gateway may be subject to additional losses to the extent of any financial support that Gateway voluntarily provides to those Project Partnerships in the future.

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

In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of FAS No. 157 until November 15, 2008 for all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis.  Gateway will adopt FAS No. 157 effective as of fiscal year end March 31, 2009.  The adoption of this standard is not expected to have a material impact on Gateway’s financial position, operations or cash flow.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS No. 159”), which permits entities to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  FAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Gateway will adopt FAS No. 159 in fiscal year 2009 but does not intend to remeasure its financial assets and financial liabilities as a result of its adoption.  Accordingly, the adoption of this standard is not expected to have a material impact on Gateway’s financial position, operations or cash flow.

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

NOTE 3 - INVESTMENT IN SECURITIES:

The September 30, 2008 Balance Sheet includes Gateway Securities at cost, plus accreted interest income or accreted discounts in the case of U.S. Treasury Notes, as applicable, of $1,675 for Series 7, $837 for Series 8, $28,456 for Series 9, $47,299 for Series 10 and $54,739 for Series 11.  The March 31, 2008 Balance Sheet includes Gateway Securities at cost, plus accreted interest income or unamortized premiums in the case of U.S. Treasury Notes, as applicable, of $2,577 for Series 7, $966 for Series 8, $27,975 for Series 9, $44,885 for Series 10 and $52,011 for Series 11.  The Gateway Securities are commonly held in a brokerage account maintained at Raymond James and Associates, Inc., an affiliate of the General Partners.  A separate accounting is maintained for each Series’ share of the investments.

	Series 7		Series 8
	September 30, 2008	March 31, 2008	September 30, 2008	March 31, 2008
Amortized Cost	$ 161,858	$ 202,647	$ 80,929	$ 75,993
Gross Unrealized Loss	(310)	(803)	(155)	(301)

Fair Value	$ 161,548	$ 201,844	$ 80,774	$ 75,692

	Series 9		Series 10
	September 30, 2008	March 31, 2008	September 30, 2008	March 31, 2008
Amortized Cost	$ 80,853	$ 145,770	$ 122,235	$ 120,399
Gross Unrealized Gain	839	1,540	2,533	4,453

Fair Value	$ 81,692	$ 147,310	$ 124,768	$ 124,852

	Series 11		Total Series 7 – 11
	September 30, 2008	March 31, 2008	September 30, 2008	March 31, 2008
Amortized Cost	$ 211,480	$ 204,266	$ 657,355	$ 749,075
Gross Unrealized Gain	3,942	6,086	6,849	10,975

Fair Value	$ 215,422	$ 210,352	$ 664,204	$ 760,050

As of September 30, 2008, the cost plus accreted interest and discounts of debt securities by contractual maturities is as follows:

	Series 7	Series 8	Series 9
Due within 1 year	$ 161,858	$ 80,929	$ 80,853
After 1 year through 5 years	-	-	-
Total Amount Carried on Balance Sheet	$ 161,858	$ 80,929	$ 80,853

	Series 10	Series 11	Total
Due within 1 year	$ 85,475	$ 171,776	$ 580,891
After 1 year through 5 years	36,760	39,704	76,464
Total Amount Carried on Balance Sheet	$ 122,235	$ 211,480	$ 657,355

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

For the six months ended September 30, 2008 and 2007, the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

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

	2008	2007
Series 7	$ 42,566	$ 42,798
Series 8	43,144	44,510
Series 9	24,420	24,534
Series 10	16,792	16,768
Series 11	14,176	14,192
Total	$ 141,098	$ 142,802

General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis.  This expense is included in the Statements of Operations.

	2008	2007
Series 7	$ 61,171	$ 59,122
Series 8	66,527	65,185
Series 9	38,015	36,382
Series 10	23,759	22,739
Series 11	19,008	18,191
Total	$ 208,480	$ 201,619

NOTE 5 – INVESTMENTS IN PROJECT PARTNERSHIPS:

As of September 30, 2008, Gateway had acquired a 99% interest in the profits, losses, and Tax Credits as a limited partner in Project Partnerships (Series 7 - 35, Series 8 - 42, and Series 9 - 24) which own and operate government assisted multi-family housing complexes.  Cash flows from operations are allocated according to each Project Partnership agreement.  Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

	SERIES 7		SERIES 8		SERIES 9
	September 30,	March 31,	September 30,	March 31,	September 30,	March 31,
	2008	2008	2008	2008	2008	2008
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$ 6,861,114	$ 7,732,089	$ 7,400,711	$ 7,400,711	$ 4,914,116	$ 4,914,116

Loan receivable from Project Partnerships	-	-	24,220	24,220	-	-

Cumulative equity in losses of Project
Partnerships (1) (2)	(6,379,695)	(7,331,807)	(7,286,169)	(7,295,601)	(4,494,890)	(4,478,396)

Cumulative distributions received from
Project Partnerships	(249,273)	(258,366)	(183,855)	(183,855)	(164,840)	(164,038)

Investment in Project Partnerships before
Adjustment	232,146	141,916	(45,093)	(54,525)	254,386	271,682

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	703,733	793,335	536,715	536,715	244,087	244,087
Accumulated amortization of acquisition
fees and expenses	(266,011)	(281,846)	(159,848)	(154,312)	(100,498)	(95,476)

Reserve for Impairment of Investment in
Project Partnerships	(395,152)	(369,258)	(31,346)	(31,346)	(127,532)	(127,532)

Investments in Project Partnerships	$ 274,716	$ 284,147	$ 300,428	$ 296,532	$ 270,443	$ 292,761

(1) In accordance with Gateway's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $5,225,981 in Series 7, $6,880,826 in Series 8, and $2,481,784 in Series 9 for the period ended September 30, 2008; and cumulative suspended losses of $5,952,195 in Series 7, $6,687,886 in Series 8, and $2,389,400 in Series 9 for the year ended March 31, 2008 are not included.

(2) In accordance with Gateway's accounting policy to apply equity in losses of Project Partnerships to receivables from Project Partnerships, $24,220 in losses are included in Series 8 as of September 30, 2008 and March 31, 2008.  (See discussion of EITF 98-13 in Note 2 - Significant Accounting Policies.)

NOTE 5 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

As of September 30, 2008, Gateway had acquired a 99% interest in the profits, losses, and Tax Credits as a limited partner in Project Partnerships (Series 10 - 15 and Series 11 - 12) which own and operate government assisted multi-family housing complexes.  Cash flows from operations are allocated according to each Project Partnership agreement.  Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

	SERIES 10		SERIES 11		TOTAL SERIES 7 - 11
	September 30,	March 31,	September 30,	March 31,	September 30,	March 31,
	2008	2008	2008	2008	2008	2008
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$ 3,914,672	$ 3,914,672	$ 4,128,042	$ 4,128,042	$ 27,218,655	$ 28,089,630

Loan receivable from Project Partnerships	-	-	-	-	24,220	24,220

Cumulative equity in losses of Project
Partnerships (1)	(2,445,799)	(2,507,603)	(1,738,629)	(1,711,896)	(22,345,182)	(23,325,303)

Cumulative distributions received from
Project Partnerships	(229,121)	(220,722)	(190,609)	(189,109)	(1,017,698)	(1,016,090)

Investment in Project Partnerships before
Adjustment	1,239,752	1,186,347	2,198,804	2,227,037	3,879,995	3,772,457

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	196,738	196,738	290,335	290,335	1,971,608	2,061,210
Accumulated amortization of acquisition
fees and expenses	(141,971)	(131,514)	(195,982)	(181,492)	(864,310)	(844,640)

Reserve for Impairment of Investment in
Project Partnerships	(654,351)	(579,008)	(1,400,728)	(1,400,728)	(2,609,109)	(2,507,872)

Investments in Project Partnerships	$ 640,168	$ 672,563	$ 892,429	$ 935,152	$ 2,378,184	$ 2,481,155

(1) In accordance with Gateway's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $516,781 in Series 10 and $1,109,410 in Series 11 for the period ended September 30, 2008; and cumulative suspended losses of $489,099 in Series 10 and $1,051,744 in Series 11 for the year ended March 31, 2008 are not included.

NOTE 5 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 7 and Series 8 as of June 30 and the respective summarized statements of operations for the six months ended June 30 of each year:

	SERIES 7		SERIES 8 (1)
	2008	2007	2008	2007
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 4,781,187	$ 4,693,312	$ 4,746,997	$ 4,699,867
Investment properties, net	21,006,595	25,259,955	24,308,409	26,528,571
Other assets	24,469	29,591	330,508	65,254
Total assets	$ 25,812,251	$ 29,982,858	$ 29,385,914	$ 31,293,692

Liabilities and Partners' Deficit:
Current liabilities	$ 686,996	$ 587,276	$ 1,187,900	$ 1,034,193
Long-term debt	30,700,844	35,409,985	35,854,400	37,297,268
Total liabilities	31,387,840	35,997,261	37,042,300	38,331,461

Partners' deficit
Limited Partner	(5,174,516)	(5,603,349)	(6,960,412)	(6,288,087)
General Partners	(401,073)	(411,054)	(695,974)	(749,682)
Total partners' deficit	(5,575,589)	(6,014,403)	(7,656,386)	(7,037,769)

Total liabilities and partners' deficit	$ 25,812,251	$ 29,982,858	$ 29,385,914	$ 31,293,692

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 2,402,839	$ 2,696,523	$ 2,704,941	$ 2,727,454
Expenses:
Operating expenses	1,551,876	1,767,414	1,762,875	1,750,175
Interest expense	326,725	378,457	383,861	407,102
Depreciation and amortization	641,635	737,612	744,417	757,577

Total expenses	2,520,236	2,883,483	2,891,153	2,914,854

Net loss	$ (117,397)	$ (186,960)	$ (186,212)	$ (187,400)

Other partners' share of net loss	$ (1,174)	$ (1,870)	$ (2,704)	$ (2,052)

Gateway's share of net loss	$ (116,223)	$ (185,090)	$ (183,508)	$ (185,348)
Suspended losses	140,110	179,313	192,940	178,683

Equity in Income (Loss) of Project Partnerships	$ 23,887	$ (5,777)	$ 9,432	$ (6,665)

NOTE 5 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

(1)    As discussed in Note 4, an affiliate of the General Partner (Value Partners, Inc.) is the operating general partner in one of the Project Partnerships included in Series 8 above (Logan Heights).  The Logan Heights Project Partnership is not consolidated in Gateway's financial statements as Gateway's investment in Logan Heights is accounted for under the equity method.  The information below is included for related party disclosure purposes.  The Project Partnership's financial information for the periods ending June 2008 and June 2007 is as follows:

	June 2008	June 2007
Total Assets	$ 490,375	$ 517,329
Total Liabilities	801,292	806,572
Gateway Deficit	(279,159)	(172,522)
Other Partner's Deficit	(31,758)	(116,721)
Total Revenue	57,020	55,642
Net Loss	$ (7,222)	$ (3,999)

NOTE 5 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 9 and Series 10 as of June 30 and the respective summarized statements of operations for the six months ended June 30 of each year:

	SERIES 9		SERIES 10
	2008	2007	2008	2007
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 2,362,477	$ 2,339,497	$ 2,156,863	$ 1,961,982
Investment properties, net	14,750,384	15,412,985	11,353,395	11,658,429
Other assets	53,760	24,303	17,401	13,486
Total assets	$ 17,166,621	$ 17,776,785	$ 13,527,659	$ 13,633,897

Liabilities and Partners' Equity (Deficit):
Current liabilities	$ 268,703	$ 176,646	$ 330,258	$ 263,530
Long-term debt	19,596,802	19,818,860	12,934,608	12,982,207
Total liabilities	19,865,505	19,995,506	13,264,866	13,245,737

Partners' equity (deficit)
Limited Partner	(2,296,624)	(1,854,034)	718,956	815,328
General Partners	(402,260)	(364,687)	(456,163)	(427,168)
Total partners' equity (deficit)	(2,698,884)	(2,218,721)	262,793	388,160

Total liabilities and partners' equity (deficit)	$ 17,166,621	$ 17,776,785	$ 13,527,659	$ 13,633,897

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 1,421,222	$ 1,370,582	$ 1,003,747	$ 932,995
Expenses:
Operating expenses	937,474	896,898	619,393	615,055
Interest expense	201,714	207,659	110,989	113,955
Depreciation and amortization	392,012	387,464	239,702	232,982

Total expenses	1,531,200	1,492,021	970,084	961,992

Net (loss) income	$ (109,978)	$ (121,439)	$ 33,663	$ (28,997)

Other partners' share of net loss	$ (1,100)	$ (1,214)	$ (459)	$ (480)

Gateway's share of net (loss) income	$ (108,878)	$ (120,225)	$ 34,122	$ (28,517)
Suspended losses	92,384	81,364	27,682	4,818

Equity in (Loss) Income of Project Partnerships	$ (16,494)	$ (38,861)	$ 61,804	$ (23,699)

NOTE 5 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 11 and Total Series 7 - 11 as of June 30 and the respective summarized statements of operations for the six months ended June 30 of each year:

	SERIES 11		TOTAL SERIES 7 - 11
	2008	2007	2008	2007
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 1,173,954	$ 1,127,930	$ 15,221,478	$ 14,822,588
Investment properties, net	9,635,978	10,059,851	81,054,761	88,919,791
Other assets	273,820	270,911	699,958	403,545
Total assets	$ 11,083,752	$ 11,458,692	$ 96,976,197	$ 104,145,924

Liabilities and Partners' Equity (Deficit):
Current liabilities	$ 311,422	$ 201,438	$ 2,785,279	$ 2,263,083
Long-term debt	10,035,475	10,300,844	109,122,129	115,809,164
Total liabilities	10,346,897	10,502,282	111,907,408	118,072,247

Partners' equity (deficit)
Limited Partner	1,091,501	1,263,319	(12,621,095)	(11,666,823)
General Partners	(354,646)	(306,909)	(2,310,116)	(2,259,500)
Total partners' equity (deficit)	736,855	956,410	(14,931,211)	(13,926,323)

Total liabilities and partners' equity (deficit)	$ 11,083,752	$ 11,458,692	$ 96,976,197	$ 104,145,924

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 882,489	$ 830,975	$ 8,415,238	$ 8,558,529
Expenses:
Operating expenses	599,254	591,480	5,470,872	5,621,022
Interest expense	106,330	106,387	1,129,619	1,213,560
Depreciation and amortization	264,893	248,725	2,282,659	2,364,360

Total expenses	970,477	946,592	8,883,150	9,198,942

Net loss	$ (87,988)	$ (115,617)	$ (467,912)	$ (640,413)

Other partners' share of net loss	$ (3,589)	$ (3,766)	$ (9,026)	$ (9,382)

Gateway's share of net loss	$ (84,399)	$ (111,851)	$ (458,886)	$ (631,031)
Suspended losses	57,666	50,277	510,782	494,455

Equity in (Loss) Income of Project Partnerships	$ (26,733)	$ (61,574)	$ 51,896	$ (136,576)

NOTE 6 – SUMMARY OF DISPOSITION ACTIVITIES:

Gateway at one time held investments in 133 Project Partnerships (39 in Series 7, 43 in Series 8, 24 in Series 9, 15 in Series 10, and 12 in Series 11).  As of September 30, 2008, Gateway has sold its interest in 5 Project Partnerships (4 in Series 7 and 1 in Series 8).  A summary of the sale transactions for the Project Partnerships sold during the current fiscal year-to-date and previous fiscal year are summarized below:

Fiscal Year 2009 Disposition Activity:

Series 7

Transaction			Net Proceeds	Gain (Loss)	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	on Disposal	on Disposal
September 2008	Cedar Hollow Apartments	$ 9,741	$ 0.94	$ -	$ 9,741
September 2008	Sunrise I Apartments	14,741	1.42	-	14,741
September 2008	Burbank Apartments	9,502	0.91	-	9,502
September 2008	Walnut Apartments	9,441	0.91	-	9,441
				$ -	$ 43,425

In accordance with FASB No. 66 (“FASB No. 66”) “Accounting for Sales of Real Estate,” although the sales of Cedar Hollow Apartments, Sunrise I Apartments, Burbank Apartments, and Walnut Apartments were consummated on or prior to September 30, 2008, the gains on the sales are being deferred on the Balance Sheet and not recognized on the Statement of Operations until the period that the net sales proceeds are received.  Gateway recorded a receivable for the gross proceeds from these sales totaling $45,000 which is included in Receivable – Other on the Balance Sheet and has been subsequently received in October 2008.  The net proceeds will be distributed to the Series 7 Limited Partners in a subsequent quarter.  The deferred gain of $43,425 will be recognized in the fiscal year 2009 third quarter Statement of Operations.

Fiscal Year 2008 Disposition Activity:

Series 8

Transaction			Net Proceeds	Gain (Loss)
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	on Disposal
March 2008	Morningside Villa	$ 68,000	$ 6.81	$ 68,000
$ 68,000

The net proceeds per LP unit from the sale of Morningside Villa are a component of the Distribution Payable on the Balance Sheet as of March 31, 2008.  These net proceeds were distributed to the Series 8 Limited Partners in September 2008.

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

Distribution income arises from any cash distributions received from Project Partnerships which have a zero investment balance for financial reporting purposes.  Distribution income decreased from $42,606 for the six months ended September 30, 2007 to $35,154 for the six months ended September 30, 2008 (a decrease of $7,452, or 17%).  Interest income decreased from $43,564 for the six months ended September 30, 2007 to $22,763 for the six months ended September 30, 2008 (a decrease of $20,801, or 48%).  Equity in Income (Loss) of Project Partnerships increased $188,472 from a loss of $136,576 for the six months ended September 30, 2007 to income of $51,896 for the six months ended September 30, 2008.  The decrease in distribution income for the six months ended September 30, 2008 is a result of differences in the timing of distribution payments by the Project Partnerships.  The decrease in interest income for the six months ended September 30, 2008 is a result of the decrease in Cash and Investments in Securities as compared to the prior year.  Equity in Income (Loss) of Project Partnerships increased for the six months ended September 30, 2008 as compared to the six months ended September 30, 2007 because certain Project Partnerships with investment balances which generated losses in the prior six-month period are now generating income in the current period.  For the six months ended June 30, 2008 (Project Partnership financial information is on a three-month lag), Gateway’s share of net loss was $458,886, of which $510,782 was suspended.  For the six months ended June 30, 2007, Gateway’s share of the net loss was $631,031, of which $494,455 was suspended.  The suspended losses for the six months ended June 30, 2008 exceed the total net loss because certain Project Partnerships with investment balances generated net income of $51,896.

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

Total expenses of Gateway were $596,521 for the six months ended September 30, 2008, an increase of $113,470 as compared to the six months ended September 30, 2007 total expenses of $483,051.  The increase for the six months ended September 30, 2008 results from impairment losses on Project Partnership investments, increases in the expense of the General Partner in administering the business of Gateway, and increases in other third party expenses, which are offset by a decrease in amortization.  Amortization decreased from the suspension of amortization due to Project Partnership investment balances reaching zero or the acquisition fees and expense being fully amortized.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

The financial performance of each respective Series is summarized as follows:

Series 7 - Gateway closed this series on October 16, 1992 after receiving $10,395,000 from 635 Limited Partner investors.  Equity in Income (Loss) of Project Partnerships increased $29,664 to income of $23,887 for the six months ended September 30, 2008 as compared to a loss of $5,777 for the six months ended September 30, 2007.  For the six months ended June 30, 2008 and 2007, the Project Partnerships generated a loss of $117,397 and $186,960 on Rental and other income of $2,402,839 and $2,696,523, respectively.  Gateway’s share of the Project Partnerships’ net loss was $116,223 and $185,090 for the six months ended June 30, 2008 and 2007, of which $140,110 and $179,313 were suspended, respectively.  The suspended losses for the six months ended June 30, 2008 of $140,110 exceed Gateway's share of the total net loss of $116,223 because certain Project Partnerships with investment balances generated net income of $23,887.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $641,635 and $737,612 for the six months ended June 30, 2008 and 2007, respectively.)  As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes until the year of disposition.  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At September 30, 2008, the Series had $127,843 of short-term investments (Cash and Cash Equivalents).  In addition, the Series had $161,858 in U.S. Treasury Notes with a maturity value of $162,000 at January 8, 2009.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $119,280 for the six months ended September 30, 2008.  However, after considering the Equity in Income of Project Partnerships of $23,887 and the changes in operating assets and liabilities, net cash used in operating activities was $91,813.  Cash provided by investing activities totaled $57,070 consisting of $17,407 in cash distributions from the Project Partnerships and $200,000 from matured U.S. Treasury Notes, offset by $160,337 used to purchase U.S. Treasury Notes in July 2008.

Series 8 - Gateway closed this Series on June 28, 1993 after receiving $9,980,000 from 664 Limited Partner investors.  Equity in Income (Loss) of Project Partnerships increased $16,097 to income of $9,432 for the six months ended September 30, 2008 as compared to a loss of $6,665 for the six months ended September 30, 2007.  For the six months ended June 30, 2008 and 2007, the Project Partnerships generated a loss of $186,212 and $187,400 on Rental and other income of $2,704,941 and $2,727,454, respectively.  Gateway’s share of the Project Partnerships’ net loss was $183,508 and $185,348 for the six months ended June 30, 2008 and 2007, of which $192,940 and $178,683 were suspended, respectively.  The suspended losses for the six months ended June 30, 2008 of $192,940 exceed Gateway's share of the total net loss of $183,508 because certain Project Partnerships with investment balances generated net income of $9,432.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $744,417 and $757,577 for the six months ended June 30, 2008 and 2007, respectively).  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At September 30, 2008, the Series had $93,606 of short-term investments (Cash and Cash Equivalents).  In addition, the Series had $80,929 in U.S. Treasury Notes with a maturity value of $81,000 at January 8, 2009.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $122,730 for the six months ended September 30, 2008.  However, after considering the Equity in Income of Project Partnerships of $9,432 and the changes in operating assets and liabilities, net cash used in operating activities was $97,152.  Cash provided by investing activities totaled $6,124 consisting of $11,293 in cash distributions from the Project Partnerships and $75,000 from matured U.S. Treasury Notes, offset by $80,169 used to purchase U.S. Treasury Notes in July 2008.  Cash used in financing activities (distributions paid to Limited Partners) totaled $67,964.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Series 9 - Gateway closed this Series on September 30, 1993 after receiving $6,254,000 from 406 Limited Partner investors.  Equity in Loss of Project Partnerships decreased $22,367 to $16,494 for the six months ended September 30, 2008 as compared to $38,861 for the six months ended September 30, 2007.  For the six months ended June 30, 2008 and 2007, the Project Partnerships generated a loss of $109,878 and $121,439 on Rental and other income of $1,421,222 and $1,370,582, respectively.  Gateway’s share of the Project Partnerships’ net loss was $108,878 and $120,225, of which $92,384 and $81,364 were suspended, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $392,012 and $387,464 for the six months ended June 30, 2008 and 2007, respectively.)  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At September 30, 2008, the Series had $74,585 of short-term investments (Cash and Cash Equivalents).  Series 9 also had $45,884 in Zero Coupon Treasuries with annual maturities providing $47,000 in the current fiscal year.  In addition, the Series had $34,969 in U.S. Treasury Notes with a maturity value of $35,000 at January 8, 2009.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $96,238 for the six months ended September 30, 2008.  However, after considering the Equity in Loss of Project Partnerships of $16,494 and the changes in operating assets and liabilities, net cash used in operating activities was $60,366.  Cash provided by investing activities totaled $70,704 consisting of $5,345 in cash distributions from the Project Partnerships and $100,000 from matured U.S. Treasury Notes, offset by $34,641 used to purchase U.S. Treasury Notes in July 2008.

Series 10 - Gateway closed this Series on January 21, 1994 after receiving $5,043,000 from 325 Limited Partner investors.  Equity in Income (Loss) of Project Partnerships increased $85,503 to income of $61,804 for the six months ended September 30, 2008 as compared to a loss of $23,699 for the six months ended September 30, 2007.  For the six months ended June 30, 2008, the Project Partnerships generated income of $33,663 on Rental and other income of $1,003,747.  Gateway’s share of the Project Partnerships’ net income was $34,122, of which $27,682 in losses were suspended.  Even though the Project Partnerships in total reported net income, some of the Project Partnerships reported losses for the six months ended June 30, 2008.  Of those losses, $27,682 were suspended because the investment balances for those Project Partnerships were at zero.  Because Gateway utilizes the equity method of accounting for its investments in Project Partnerships, income or losses from Project Partnerships with a zero investment balance are not recognized in the Statement of Operations.  For the six months ended June 30, 2007, the Project Partnerships generated a loss of $28,997 on Rental and other income of $932,995.  Gateway’s share of the Project Partnerships’ net loss was $28,517, of which $4,818 was suspended.  The Project Partnerships generated income of $33,663 for the six months ended June 30, 2008 as compared to a loss of $28,997 for the six months ended June 30, 2007 because Rental and other income for the six months ended June 30, 2008 increased by 7% over June 30, 2007 Rental and other income.  Total expenses for the six-month period ended June 30, 2008 increased by 1% over the same period.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $239,702 and $232,982 for the six months ended June 30, 2008 and 2007, respectively.)  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At September 30, 2008, the Series had $53,262 of short-term investments (Cash and Cash Equivalents).  Series 10 also had $72,279 in Zero Coupon Treasuries with annual maturities providing $36,000 in the current fiscal year and $40,000 in fiscal year 2010.  In addition, the Series had $49,956 in U.S. Treasury Notes with a maturity value of $50,000 at January 8, 2009.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $69,480 for the six months ended September 30, 2008.  However, after considering the Equity in Income of Project Partnerships of $61,804 and the changes in operating assets and liabilities, net cash used in operating activities was $39,343.  Cash provided by investing activities totaled $13,556 consisting of $13,043 in cash distributions from the Project Partnerships and $50,000 from matured U.S. Treasury Notes, offset by $49,487 used to purchase U.S. Treasury Notes in July 2008.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Series 11 - Gateway closed this Series on April 29, 1994 after receiving $5,127,000 from 330 Limited Partner investors.  Equity in Loss of Project Partnerships decreased $34,841 to $26,733 for the six months ended September 30, 2008 as compared to $61,574 for the six months ended September 30, 2007.  For the six months ended June 30, 2008 and 2007, the Project Partnerships generated a loss of $87,988 and $115,617 on Rental and other income of $882,489 and $830,975, respectively.  Gateway’s share of the Project Partnerships’ net loss was $84,399 and $111,851, of which $57,666 and $50,277 were suspended, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $264,893 and $248,725 for the six months ended June 30, 2008 and 2007, respectively.)  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At September 30, 2008, the Series had $50,496 of short-term investments (Cash and Cash Equivalents).  Series 11 also had $80,595 in Zero Coupon Treasuries with annual maturities providing $42,000 in the current fiscal year and $44,000 in fiscal year 2010.  In addition, the Series had $130,885 in U.S. Treasury Notes with a maturity value of $131,000 at January 8, 2009.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $78,980 for the six months ended September 30, 2008.  However, after considering the Equity in Loss of Project Partnerships of $26,733 and the changes in operating assets and liabilities, net cash used in operating activities was $29,710.  Cash used in investing activities totaled $973 consisting of $3,682 in cash distributions from the Project Partnerships and $125,000 from matured U.S. Treasury Notes, offset by $129,655 used to purchase U.S. Treasury Notes in July 2008.

Critical Accounting Estimates

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss.  For the six-month period ended September 30, 2008, impairment expense was recognized in the Statement of Operations in the following Series and in the following amounts:  Series 7 - $25,894 and Series 10 - $75,343.  The total impairment expense for all Series in Gateway for the six months ended September 30, 2008 was $101,237.  No impairment loss was recognized for the six-month period ended September 30, 2007.  For the fiscal year ended March 31, 2008, impairment expense was recognized in the Statement of Operations in the following Series and in the following amounts:  Series 7 - $99,867, Series 8 - $31,346, Series 10 - $376,185, and Series 11 - $454,605.  The total impairment expense for all Series in Gateway for fiscal year 2008 was $962,003.

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

In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of FAS No. 157 until November 15, 2008 for all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis.  Gateway will adopt FAS No. 157 effective as of fiscal year end March 31, 2009.  The adoption of this standard is not expected to have a material impact on Gateway’s financial position, operations or cash flow.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS No. 159”), which permits entities to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  FAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Gateway will adopt FAS No. 159 in fiscal year 2009 but does not intend to remeasure its financial assets and financial liabilities as a result of its adoption.  Accordingly, the adoption of this standard is not expected to have a material impact on Gateway’s financial position, operations or cash flow.

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

As of September 30, 2008, Gateway holds a limited partner interest in 128 Project Partnerships which own and operate government assisted multi-family housing complexes.  Project investments by Series are as follows:  35 Project Partnerships for Series 7, 42 Project Partnerships for Series 8, 24 Project Partnerships for Series 9, 15 Project Partnerships for Series 10, and 12 Project Partnerships for Series 11.  As of September 30, 2008, 94 of the Project Partnerships have not yet reached the end of their Tax Credit compliance period but will do so during one of the years ending December 31, 2008 through December 31, 2010.  As of September 30, 2008, 5 of the Project Partnerships have been sold (4 in Series 7 and 1 in Series 8) and, in accordance with the Gateway partnership agreement, the entire net proceeds received from these sales either have been or will be distributed to the Limited Partners of the respective Series.  Gateway at one time held investments in 133 Project Partnerships (39 in Series 7, 43 in Series 8, 24 in Series 9, 15 in Series 10, and 12 in Series 11).  During the quarter-ended September 30, 2008, Gateway sold its interest in 4 Project Partnerships (all in Series 7), which is the total number of Project Partnerships sold during the current fiscal year-to-date.  A summary of the sale transactions for the Project Partnerships sold during the current fiscal year-to-date and previous fiscal year are summarized below:

Fiscal Year 2009 Disposition Activity:

Series 7

Transaction			Net Proceeds	Gain (Loss)	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	on Disposal	on Disposal
September 2008	Cedar Hollow Apartments	$ 9,741	$ 0.94	$ -	$ 9,741
September 2008	Sunrise I Apartments	14,741	1.42	-	14,741
September 2008	Burbank Apartments	9,502	0.91	-	9,502
September 2008	Walnut Apartments	9,441	0.91	-	9,441
				$ -	$ 43,425

In accordance with FASB No. 66 (“FASB No. 66”) “Accounting for Sales of Real Estate,” although the sales of Cedar Hollow Apartments, Sunrise I Apartments, Burbank Apartments, and Walnut Apartments were consummated on or prior to September 30, 2008, the gains on the sales are being deferred on the Balance Sheet and not recognized on the Statement of Operations until the period that the net sales proceeds are received.  Gateway recorded a receivable for the gross proceeds from these sales totaling $45,000 which is included in Receivable – Other on the Balance Sheet and has been subsequently received in October 2008.  The net proceeds will be distributed to the Series 7 Limited Partners in a subsequent quarter.  The deferred gain of $43,425 will be recognized in the fiscal year 2009 third quarter Statement of Operations.

Fiscal Year 2008 Disposition Activity:

Series 8

Transaction			Net Proceeds	Gain (Loss)
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	on Disposal
March 2008	Morningside Villa	$ 68,000	$ 6.81	$ 68,000
$ 68,000

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

The net proceeds per LP unit from the sale of Morningside Villa are a component of the Distribution Payable on the Balance Sheet as of March 31, 2008.  These net proceeds were distributed to the Series 8 Limited Partners in September 2008.

Status Update on Unsold Project Partnerships:

The following summarizes the most recent status of the sale/disposal process for the remaining Project Partnership investments held as of September 30, 2008:

Gateway has approved the sale to the general partner of the Project Partnership or a third party:

Series 7

Horton Housing, L.P.	Atoka Properties
Coalgate Properties

These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty. However, utilizing the sales amount as approved by Gateway, should all the transactions close without modification, the estimated net proceeds to Gateway from the sales of these Project Partnership are estimated to be $195,000, or $18.76 per limited partnership unit.  Sales proceeds would be available for distribution to the Series 7 Limited Partners subsequent to the closing of these sales transactions which would most likely occur within the next 24-month period.

Series 8

Antlers Properties	Antlers Properties II
AAA Properties of Bentonville	Meadowview Properties Limited Partnership

These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty. However, utilizing the sales amount as approved by Gateway, should all the transactions close without modification, the estimated net proceeds to Gateway from the sales of these Project Partnership are estimated to be $310,000, or $31.06 per limited partnership unit.  Sales proceeds would be available for distribution to the Series 8 Limited Partners subsequent to the closing of these sales transactions which would most likely occur within the next 24-month period.

Gateway has consented to the general partner granting an option for either the general partner or a third-party to purchase either the Project Partnership Interest or Assets:

Series 7

Pioneer Apartments	Spring Creek Apartments II, L.P.

Should both of these options be exercised, the estimated net sales proceeds to Gateway from the sales transactions are estimated to be $201,000, or $19.34 per limited partnership unit potentially available for distribution to the Series 7 Limited Partners over the next 24 months.  These options to purchase could expire without being exercised which would result in no sales proceeds and remarketing of the Project Partnerships, the results of which are undeterminable.

Project Partnerships currently or previously listed for sale on a commercial real estate for sale website or listed for sale by the general partner of the Project Partnership:

Series 7

Washington Apartments Limited Partnership

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

As a smaller reporting company, no information is required.

Item 4.  Controls and Procedures.

Not applicable to this report.

Item 4T.  Controls and Procedures.

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

Under the supervision and with the participation of the Managing General Partner’s management, including the Chief Executive Officer and Chief Financial Officer, Gateway has evaluated the effectiveness of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.  There were no changes in Gateway’s internal control over financial reporting during the six months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, Gateway’s internal control over financial reporting.

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

GATEWAY TAX CREDIT FUND III, LTD.
(A Florida Limited Partnership)
By: Raymond James Tax Credit Funds, Inc.
(the Managing General Partner)

Date: November 14, 2008	By:/s/ Ronald M. Diner
Ronald M. Diner
President

Date: November 14, 2008	By:/s/ Jonathan Oorlog
Jonathan Oorlog
Vice President and Chief Financial Officer

Date: November 14, 2008	By:/s/ Sandra C. Humphreys
Sandra C. Humphreys
Secretary and Treasurer