Form 10-K/A
period 2007-03-31
GATEWAY TAX CREDIT FUND III LTD
filed 2008-12-24
CIK 881716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

AMENDED FORM 10-K/A-2
(Amendment No. 2)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15[d] OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number 0-21762

Gateway Tax Credit Fund III Ltd.
(Exact name of Registrant as specified in its charter)

Florida	59-3090386
(State or other jurisdiction of incorporation or organization)	(IRS Employer No.)

880 Carillon Parkway	St. Petersburg, Florida 33716
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone No., Including Area Code:	(727) 567-1000

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

GTW3

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
File No. 33-44238

GTW3

EXPLANATORY NOTE

This second Amended Annual Report on Form 10-K/A-2 corrects the following disclosures that Gateway had reported on its original filing and the first amended annual report on Form
10-K/A-1 for the year ended March 31, 2007.

Report of Independent Registered Public Accounting Firm – The referenced report has been updated to include reference to each series of the Company.

Note 5 - Investments in Project Partnerships - The Company included separate summarized financial information for five project partnerships; Elsa Retirement, Ltd. (Series 7), Taylor Retirement, Ltd. (Series 8), Skyview Apartments, Ltd. (Series 9), Meadowview Apartments, Ltd. (Series 9) and Donna Retirement, Ltd (Series 10).  Gateways investment balance in these project partnerships exceed 10%, but is less than 20%, of the total assets of the respective series that the project partnerships are owned.

Exhibit 99.1, 99.2, 99.3, 99.4 and 99.5 – The Company included the financial statements for five project partnerships; Cardinal Apartments, an Arkansas limited partnership (Series 7), Applegate Apartments, Ltd. (Series 10), Heatherwood Apartments, Ltd. (Series 10), Creekstone Apartments, L.P. (Series 11), and Magnolia Place Apartments, L.P. (Series 11).  Gateway’s investment balance in these project partnerships exceed 20% of the assets of the respective series that the project partnerships are owned.

Except as described above, no other changes have been made to the Form 10-K/A-1, and this Form 10-K/A-2 does not amend, update, or change the financial statements or any other items or disclosures in the Form 10-K/A-1.  Except for the change stated above, this Form 10-K/A-2 does not reflect events occurring after the filing of the Form 10-K/A-1 or modify or update those disclosures, including any exhibits to the Form 10-K/A-1 affected by subsequent events.  Accordingly, this Form 10-K/A-2 should be read in conjunction with our filings with the Securities and Exchange Commission made subsequent to the filing of the original Form 10-K, including any amendments to those filings.

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

GTW3

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

GTW3

   There is no assurance that investors will receive any cash distributions from the sale or refinancing of a Project Partnership.  The price at which a Project Partnership is sold may not be large enough to pay the mortgage and other expenses which must be paid at such time.

Item 1B.  Unresolved Staff Comments.

   None.

Item 2.  Properties

   Gateway owns a majority interest in properties through its limited partnership investments in Project Partnerships.  The largest single net investment as of March 31, 2007 in a Project Partnership for each respective Series is:  Series 7 is 21.6% of the Series' total assets and 3.5% of Gateway’s total assets, Series 8 is 19.4% of the Series’ total assets and 2.6% of Gateway’s total assets, Series 9 is 15.4% of the Series’ total assets and 1.9% of Gateway’s total assets, Series 10 is 28.5% of the Series’ total assets and 7.2% of Gateway’s total assets, and Series 11 is 26.8% of the Series’ total assets and 8.8% of Gateway’s total assets. (refer to Note 5 in Part I, Item 8 of this report (the Investment in Project Partnership footnote) for further information regarding the Project Partnerships.)

The following tables provides certain summary information regarding the Project Partnerships in which Gateway had an interest as of December 31, 2006:

SERIES 7
PARTNERSHIP -----------	LOCATION OF.PROPERTY -----------	# OF UNIT ----	DATE ACQUIRED --------	PROPERTY COST --------	OCCUPANCY RATE -----
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

GTW3

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

GTW3

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

GTW3

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

GTW3

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

GTW3

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

   (b)   Approximate Number of Equity Security Holders:

                                                           Number of Holders
     Title of Class                                   as of March 31, 2007
Limited Partner Interest                                      2,559
General Partner Interest                                          2

Item 6.  Selected Financial Data

FOR THE YEARS ENDED MARCH 31,
SERIES 7	2007 ----	2006 ----	2005 ----	2004 ----	2003 ----
Total Revenues	$ 27,050	$ 21,470	$ 24,233	$ 14,725	$ 23,088
Net Loss	(366,648)	(467,796)	(261,487)	(261,362)	(233,056)
Equity in Losses of Project Partnerships	(78,519)	(92,380)	(139,599)	(130,277)	(137,118)
Total Assets	906,324	1,186,879	1,561,768	1,737,330	1,979,828
Investments In Project Partnerships	442,787	641,745	965,655	1,127,941	1,278,834
Per Weighted Average Limited Partnership Unit: (A) Tax Credits Portfolio Income Passive Loss	.96 8.15 (98.00) )	8.05 6.16 (100.77)	21.36 4.56 (109.79)	92.87 5.38 (121.02)	163.08 6.94 (113.17)
Net Loss	(34.92)	(44.55)	(24.90)	(24.89)	(22.20)

GTW3

FOR THE YEARS ENDED MARCH 31,
SERIES 8	2007 ----	2006 ----	2005 ----	2004 ----	2003 ----
Total Revenues	$ 15,890	$ 16,963	$ 16,447	$ 20,098	$ 19,195
Net Loss	(240,629)	(216,489)	(179,166)	(176,442)	(193,325)
Equity in Losses of Project Partnerships	(15,683)	(29,928)	(41,395)	(39,434)	(82,830)
Total Assets	741,918	893,391	1,013,718	1,163,295	1,305,623
Investments In Project Partnerships	377,733	415,344	461,161	512,795	560,231
Per Weighted Average Limited Partnership Unit: (A) Tax Credits Portfolio Income Passive Loss	1.55 10.68 (110.42)	16.92 7.30 (110.88)	56.12 5.23 (121.46)	140.61 5.04 (127.45)	162.03 7.29 (125.60)
Net Loss	(23.87)	(21.48)	(17.77)	(17.50)	(19.18)

FOR THE YEARS ENDED MARCH 31,
SERIES 9	2007 ----	2006 ----	2005 ----	2004 ----	2003 ----
Total Revenues	$ 6,166	$ 4,437	$ 7,752	$ 4,246	$ 4,433
Net Loss	(248,128)	(341,082)	(234,846)	(311,941)	(346,402)
Equity in Losses of Project Partnerships	(117,893)	(101,726)	(157,684)	(230,291)	(279,770)
Total Assets	694,273	893,314	1,180,228	1,395,878	1,676,155
Investments In Project Partnerships	412,287	550,442	798,862	967,040	1,211,933
Per Weighted Average Limited Partnership Unit: (A) Tax Credits Portfolio Income Passive Loss	.00 7.40 (103.96)	6.34 5.41 (90.51)	102.00 3.98 (105.86)	153.39 4.44 (112.92)	154.93 6.10 (127.50)
Net Loss	(39.28)	(53.99)	(37.18)	(49.38)	(54.84)

GTW3

FOR THE YEARS ENDED MARCH 31,
SERIES 10	2007 ----	2006 ----	2005 ----	2004 ----	2003 ----
Total Revenues	$ 2,563	$ 2,561	$ 2,511	$ 1,932	$ 750
Net Loss	(261,712)	(355,932)	(186,236)	(228,743)	(246,694)
Equity in Losses of Project Partnerships	(113,347)	(111,553)	(133,597)	(175,628)	(201,773)
Total Assets	1,398,676	1,626,672	1,945,888	2,223,393	2,442,508
Investments In Project Partnerships	1,159,544	1,360,959	1,661,049	1,815,475	2,014,742
Per Weighted Average Limited Partnership Unit: (A) Tax Credits Portfolio Income Passive Loss	.00 8.75 (91.68)	9.58 7.55 (90.73)	106.09 6.36 (111.19)	151.14 6.94 (89.01)	151.14 8.34 (93.89)
Net Loss	(51.38)	(69.87)	(36.58)	(44.91)	(48.43)

FOR THE YEARS ENDED MARCH 31,
SERIES 11	2007 ----	2006 ----	2005 ----	2004 ----	2003 ----
Total Revenues	$ 3,382	$ 3,382	$ 2,783	$ 2,182	$ 0
Net Loss	(470,714)	(776,165)	(153,967)	(143,577)	(207,311)
Equity in Losses of Project Partnerships	(32,981)	(96,562)	(112,606)	(101,608)	(169,857)
Total Assets	1,821,412	2,271,082	3,034,176	3,228,629	3,377,050
Investments In Project Partnerships	1,505,978	1,926,349	2,664,780	2,799,412	2,914,130
Per Weighted Average Limited Partnership Unit: (A) Tax Credits Portfolio Income Passive Loss	8.57 6.61 (56.12)	110.21 5.75 (52.47)	145.72 4.33 (99.03)	147.19 4.71 (75.39)	147.20 6.21 (61.45)
Net Loss	(90.89)	(149.87)	(29.73)	(27.72)	(40.03)

(A) The tax information is as of December 31, the year end for tax purposes.

The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this report.  This statement is not covered by the auditor's opinion included elsewhere in this report.

GTW3

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

GTW3

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

GTW3

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

GTW3

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

Long-Term Debt Obligations
Capital Lease Obligations
Operating Lease Obligations
Purchase Obligations
Other Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	$2,267,865 (1)	207,179	102,345	1,958,341	0

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

GTW3

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Gateway Tax Credit Fund III Ltd.

   We have audited the accompanying balance sheets of Gateway Tax Credit Fund III, Ltd. (a Florida Limited Partnership) – Series 7 through 11, in total and for each series, as of March 31, 2007 and 2006, and the related statements of operations, partners’ equity (deficit), and cash flows for the total partnership and for each of the series for each of the years in the two-year period ended March 31, 2007. Gateway’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Project Partnerships for which $1,075,284 of net investment for the total partnership is included in these financial statements as of March 31, 2006; and of the net investment for Series 7 as of March 31, 2006, $0; and of the net investment for Series 8 as of March 31, 2006, $167,199; and of the net investment for Series 9 as of March 31, 2006, $99,292; and of the net investment for Series 10 as of March 31, 2006, $808,793; and of the net investment for Series 11 as of March 31, 2006, $0: and for which net losses of $64,475 are included in total partnership loss for the year ended March 31, 2006; and of the loss for Series 7 for the year ended March 31, 2006, $0; and of the loss for Series 8 for the year ended March 31, 2006, $21,534; and of the loss for Series 9 for the year ended March 31, 2006, $799; and of the loss for Series 10 for the year ended March 31, 2006, $42,142; and of the loss for Series 11 for the year ended March 31, 2006, $0.  Those financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such underlying partnerships, is based solely on the reports of the other auditors.  The financial statements of Gateway Tax Credit Fund III, Ltd. for the year ended March 31, 2005, were audited by other auditors whose report dated September 8, 2005, expressed an unqualified opinion on those statements.

   We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Gateway is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Gateway’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

   In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Gateway Tax Credit Fund III Ltd. – Series 7 through 11, in total and for each series, as of March 31, 2007 and 2006, and the results of its operations and its cash flows for the total partnership and for each of the series for each of the years in the two-year period ended March 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

   Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole.  The schedules listed under Item 15(a)(2) in the index are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements.  These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, based on our audits and the report of other auditors, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                                      /s/ Reznick Group, P.C.
                                                                      REZNICK GROUP, P.C.

Atlanta, Georgia
December 22, 2008

GTW3

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Gateway Tax Credit Fund III Ltd.

   We have audited the accompanying statements of operations, partners’ equity (deficit), and cash flows of each of the five Series (Series 7 through 11) constituting Gateway Tax Credit Fund III Ltd. (a Florida Limited Partnership) for the year ended March 31, 2005.  These financial statements are the responsibility of Gateway’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  We did not audit the financial statements of certain Project Partnerships for which net losses included on the statements of operations for the year ended March 31, 2005 are:

Partnership Loss
Year ended March 31, 2005

Series 7	$ 0
Series 8	19,399
Series 9	55,286
Series 10	42,327
Series 11	0

   Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such underlying partnerships, is based solely on the reports of the other auditors.

   We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statements of operations, partners’ equity (deficit), and cash flows are free of material misstatement.  Gateway is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Gateway’s internal control over financial reporting.  Accordingly we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the statements of operations, partners’ equity (deficit), and cash flows, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the statements of operations, partners’ equity (deficit), and cash flows.  We believe that our audit and the reports of other auditors provide a reasonable basis for our opinion.

   In our opinion, based on our audit and the reports of other auditors, the statements of operations, partners’ equity (deficit), and cash flows present fairly, in all material respects, the results of operations and cash flows of each of the five Series (Series 7 through 11) constituting Gateway Tax Credit Fund III Ltd. for the year ended March 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

SPENCE, MARSTON, BUNCH, MORRIS & CO.
Certified Public Accountants

Clearwater, Florida
September 8, 2005

GTW3

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

GTW3

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

GTW3

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

GTW3

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

GTW3

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

GTW3

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

GTW3

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

GTW3

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

GTW3

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

GTW3

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

GTW3

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

GTW3

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

GTW3

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (deficit)
FOR THE YEARS ENDED MARCH 31, 2007, 2006 AND 2005:

SERIES 7	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2004 Net Loss Balance at March 31, 2005 Net Loss Balance at March 31, 2006 Net Loss Balance at March 31, 2007	$ 1,290,808 (258,872) ----------- 1,031,936 (463,118) ----------- 568,818 (362,982) ----------- $ 205,836 ===========	$ (79,162) (2,615) ----------- (81,777) (4,678) ----------- (86,455) (3,666) ----------- $ (90,121) ===========	$ 1,211,646 (261,487) ----------- 950,159 (467,796) ----------- 482,363 (366,648) ----------- $ 115,715 ===========

STATEMENTS OF PARTNERS' EQUITY (deficit)
FOR THE YEARS ENDED MARCH 31, 2007, 2006 AND 2005:

SERIES 8	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2004 Net Loss Balance at March 31, 2005 Net Loss Balance at March 31, 2006 Net Loss Balance at March 31, 2007	$ 635,468 (177,374) ----------- 458,094 (214,324) ----------- 243,770 (238,223) ----------- $ 5,547 ===========	$ (82,091) (1,792) ---------- (83,883) (2,165) ---------- (86,048) (2,406) ---------- $ (88,454) ==========	$ 553,377 (179,166) ----------- 374,211 (216,489) ----------- 157,722 (240,629) ----------- $ (82,907) ===========

See accompanying notes to financial statements.

GTW3

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (deficit)
FOR THE YEARS ENDED MARCH 31, 2007, 2006 AND 2005:

SERIES 9	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2004 Net Loss Balance at March 31, 2005 Net Loss Balance at March 31, 2006 Net Loss Balance at March 31, 2007	$ 1,055,258 (232,498) ----------- 822,760 (337,671) ----------- 485,089 (245,647) ----------- $ 239,442 ===========	$ (44,731) (2,348) ---------- (47,079) (3,411) ---------- (50,490) (2,481) ---------- $ (52,971) ==========	$ 1,010,527 (234,846) ----------- 775,681 (341,082) ----------- 434,599 (248,128) ---------- $ 186,471 ===========

STATEMENTS OF PARTNERS' EQUITY (deficit)
FOR THE YEARS ENDED MARCH 31, 2007, 2006 AND 2005:

SERIES 10	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2004 Net Loss Balance at March 31, 2005 Net Loss Balance at March 31, 2006 Net Loss Balance at March 31, 2007	$ 2,115,390 (184,463) ----------- 1,930,927 (352,373) ----------- 1,578,554 (259,095) ----------- $ 1,319,459 ===========	$ (23,258) (1,863) ---------- (25,121) (3,559) ---------- (28,680) (2,617) ---------- $ (31,297) ==========	$ 2,092,132 (186,326) ----------- 1,905,806 (355,932) ----------- 1,549,874 (261,712) ----------- $ 1,288,162 ===========

See accompanying notes to financial statements.

GTW3

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (deficit)
FOR THE YEARS ENDED MARCH 31, 2007, 2006 AND 2005:

SERIES 11	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2004 Net Loss Balance at March 31, 2005 Net Loss Balance at March 31, 2006 Net Loss Balance at March 31, 2007	$ 3,202,252 (152,427) ----------- 3,049,825 (768,404) ----------- 2,281,421 (466,007) ----------- $ 1,815,414 ===========	$ (14,109) (1,540) ---------- (15,649) (7,761) ---------- (23,410) (4,707) ---------- $ (28,117) ==========	$ 3,188,143 (153,967) ----------- 3,034,176 (776,165) ----------- 2,258,011 (470,714) ----------- $ 1,787,297 ===========

STATEMENTS OF PARTNERS' EQUITY (deficit)
FOR THE YEARS ENDED MARCH 31, 2007, 2006 AND 2005:

TOTAL SERIES 7 - 11	Limited Partners ---------	General Partners --------	Total -----
Balance at March 31, 2004 Net Loss Balance at March 31, 2005 Net Loss Balance at March 31, 2006 Net Loss Balance at March 31, 2007	$ 8,299,176 (1,005,634) ------------ 7,293,542 (2,135,890) ------------ 5,157,652 (1,571,954) ------------ $ 3,585,698 ============	$ (243,351) (10,158) ---------- (253,509) (21,574) ---------- (275,083) (15,877) ---------- $ (290,960) ==========	$ 8,055,825 (1,015,792) ----------- 7,040,033 (2,157,464) ----------- 4,882,569 (1,587,831) ----------- $ 3,294,738 ===========

See accompanying notes to financial statements.

GTW3

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2007, 2006 AND 2005:

SERIES 7	2007	2006	2005
Cash Flows from Operating Activities:
Net Loss	$ (366,648)	$ (467,796)	$ (261,487)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization	31,673	30,603	7,089
Impairment of Investment in Project Partnerships	76,196	193,195	0
Accreted Interest Income on Investments in Securities	(10,656)	(15,333)	(19,255)
Accreted Discount on Investments in Securities	(813)	0	0
Equity in Losses of Project Partnerships	78,519	92,380	139,599
Distributions Included in Other Income	(27,050)	(21,470)	(23,983)
Changes in Operating Assets and Liabilities:
Increase in Interest Receivable	(3,126)	0	0
Increase in Payable to General Partners	86,093	92,907	85,925

Net Cash Used in Operating Activities	(135,812)	(95,514)	(72,112)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	39,620	29,202	39,581
Investment in Securities	(199,820)	0	0
Redemption of Investment in Securities	81,000	77,000	72,000

Net Cash (Used in) Provided by Investing Activities	(79,200)	106,202	111,581

(Decrease) Increase in Cash and Cash Equivalents	(215,012)	10,688	39,469
Cash and Cash Equivalents at Beginning of Year	394,030	383,342	343,873

Cash and Cash Equivalents at End of Year	$ 179,018	$ 394,030	$ 383,342

See accompanying notes to financial statements.

GTW3

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2007, 2006 AND 2005:

SERIES 8	2007	2006	2005
Cash Flows from Operating Activities:
Net Loss	$ (240,629)	$ (216,489)	$ (179,166)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization	12,823	12,823	2,553
Impairment of Investment in Project Partnerships	0	0	0
Accreted Interest Income on Investments in Securities	(9,687)	(13,833)	(17,293)
Accreted Discount on Investments in Securities	(509)	0	0
Equity in Losses of Project Partnerships	15,683	29,928	41,395
Distributions Included in Other Income	(15,890)	(16,963)	(16,447)
Changes in Operating Assets and Liabilities:
Increase in Interest Receivable	(2,119)	0	0
Increase in Payable to General Partners	89,156	96,162	29,589

Net Cash Used in Operating Activities	(151,172)	(108,372)	(139,369)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	24,995	20,029	24,132
Investment in Securities	(125,011)	0	0
Redemption of Investment in Securities	77,000	71,999	67,000

Net Cash (Used in) Provided by Investing Activities	(23,016)	92,028	91,132

Decrease in Cash and Cash Equivalents	(174,188)	(16,344)	(48,237)
Cash and Cash Equivalents at Beginning of Year	309,318	325,662	373,899

Cash and Cash Equivalents at End of Year	$ 135,130	$ 309,318	$ 325,662

See accompanying notes to financial statements.

GTW3

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2007, 2006 AND 2005:

SERIES 9	2007	2006	2005
Cash Flows from Operating Activities:
Net Loss	$ (248,128)	$ (341,082)	$ (234,846)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization	12,053	12,194	2,377
Impairment of Investment in Project Partnerships	0	127,532	0
Accreted Interest Income on Investments in Securities	(7,423)	(9,410)	(11,133)
Accreted Discount on Investments in Securities	(509)	0	0
Equity in Losses of Project Partnerships	117,893	101,726	157,684
Distributions Included in Other Income	(6,166)	(4,437)	(7,752)
Changes in Operating Assets and Liabilities:
Increase in Interest Receivable	(2,119)	0	0
Decrease in Receivable - Other	0	0	600
Increase in Payable to General Partners	49,087	54,168	19,196

Net Cash Used in Operating Activities	(85,312)	(59,309)	(73,874)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	14,375	11,405	15,869
Investment in Securities	(125,011)	0	0
Redemption of Investment in Securities	42,999	41,000	39,000

Net Cash (Used in) Provided by Investing Activities	(67,637)	52,405	54,869

Decrease in Cash and Cash Equivalents	(152,949)	(6,904)	(19,005)
Cash and Cash Equivalents at Beginning of Year	222,993	229,897	248,902

Cash and Cash Equivalents at End of Year	$ 70,044	$ 222,993	$ 229,897

See accompanying notes to financial statements.

GTW3

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2007, 2006 AND 2005:

SERIES 10	2007	2006	2005
Cash Flows from Operating Activities:
Net Loss	$ (261,712)	$ (355,932)	$ (186,326)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization	24,106	24,700	4,141
Impairment of Investment in Project Partnerships	46,129	156,694	0
Accreted Interest Income on Investments in Securities	(8,256)	(9,816)	(11,128)
Accreted Discount on Investments in Securities	(405)	0	0
Equity in Losses of Project Partnerships	113,347	111,553	133,597
Distributions Included in Other Income	(2,563)	(2,561)	(2,511)
Changes in Operating Assets and Liabilities:
Increase in Interest Receivable	(1,686)	0	0
Increase (Decrease) in Payable to General Partners	33,716	36,716	(91,179)

Net Cash Used in Operating Activities	(57,324)	(38,646)	(153,406)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	20,396	9,703	19,197
Investment in Securities	(99,418)	0	0
Redemption of Investment in Securities	32,000	31,002	29,000

Net Cash (Used in) Provided by Investing Activities	(47,022)	40,705	48,197

Increase (Decrease) in Cash and Cash Equivalents	(104,346)	2,059	(105,209)
Cash and Cash Equivalents at Beginning of Year	144,697	142,638	247,847

Cash and Cash Equivalents at End of Year	$ 40,351	$ 144,697	$ 142,638

See accompanying notes to financial statements.

GTW3

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2007, 2006 AND 2005:

SERIES 11	2007	2006	2005
Cash Flows from Operating Activities:
Net Loss	$ (470,714)	$ (776,165)	$ (153,967)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization	33,497	33,495	6,343
Impairment of Investment in Project Partnerships	345,321	600,802	0
Accreted Interest Income on Investments in Securities	(10,253)	(12,070)	(13,595)
Accreted Discount on Investments in Securities	(609)	0	0
Equity in Losses of Project Partnerships	32,981	96,562	112,606
Distributions Included in Other Income	(3,382)	(3,382)	(2,783)
Changes in Operating Assets and Liabilities:
Increase in Interest Receivable	(2,538)	0	0
Increase (Decrease) in Receivable- Other	0	8,291	(8,291)
Increase (Decrease) in Payable to General Partners	21,044	13,071	(40,486)

Net Cash Used in Operating Activities	(54,653)	(39,396)	(100,173)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	11,954	10,954	18,466
Investment in Securities	(149,619)	0	0
Redemption of Investment in Securities	37,998	36,001	34,000

Net Cash (Used in) Provided by Investing Activities	(99,667)	46,955	52,466

Increase (Decrease) in Cash and Cash Equivalents	(154,320)	7,559	(47,707)
Cash and Cash Equivalents at Beginning of Year	207,490	199,931	247,638

Cash and Cash Equivalents at End of Year	$ 53,170	$ 207,490	$ 199,931

See accompanying notes to financial statements.

GTW3

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2007, 2006 AND 2005:

TOTAL SERIES 7 - 11	2007	2006	2005
Cash Flows from Operating Activities:
Net Loss	$ (1,587,831)	$ (2,157,464)	$ (1,015,792)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization	114,152	113,815	22,503
Impairment of Investment in Project Partnerships	467,646	1,078,223	0
Accreted Interest Income on Investments in Securities	(46,275)	(60,462)	(72,404)
Accreted Discount on Investments in Securities	(2,845)	0	0
Equity in Losses of Project Partnerships	358,423	432,149	584,881
Distributions Included in Other Income	(55,051)	(48,813)	(53,476)
Changes in Operating Assets and Liabilities:
Increase in Interest Receivable	(11,588)	0	0
Increase (Decrease) in Receivable- Other	0	8,291	(7,691)
Increase in Payable to General Partners	279,096	293,024	3,045

Net Cash Used in Operating Activities	(484,273)	(341,237)	(538,934)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	111,340	81,293	117,245
Investment in Securities	(698,879)	0	0
Redemption of Investment in Securities	270,997	257,002	241,000

Net Cash (Used in) Provided by Investing Activities	(316,542)	338,295	358,245

Decrease in Cash and Cash Equivalents	(800,815)	(2,942)	(180,689)
Cash and Cash Equivalents at Beginning of Year	1,278,528	1,281,470	1,462,159

Cash and Cash Equivalents at End of Year	$ 477,713	$1,278,528	$1,281,470

See accompanying notes to financial statements.

GTW3

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

GTW3

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

   Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss.  For the fiscal year ended March 31, 2007, impairment expense was recognized in the Statement of Operations in the following Series and in the following amounts:  Series 7 - $76,196, Series 10 - $46,129, Series 11 - $345,321.  The total impairment expense for all Series in Gateway for fiscal year 2007 was $467,646.  For the fiscal year ended March 31, 2006, impairment expense was recognized in the State of Operations in the following Series and in the following amounts:  Series 7 - $193,195, Series 9 - $127,533, Series 10 - $156,694, Series 11 - $600,802.  The total impairment expense for all Series in Gateway for fiscal year 2006 was $1,078,223.  Refer to Note 5 – Investment in Project Partnerships for further details regarding the components of the Investment in Project Partnership balance.

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

   Gateway holds variable interests in 128 VIEs, which consist of Project Partnerships, of which Gateway is not the primary beneficiary.  Five of Gateways Project Partnership investments were determined not to be VIEs.  Gateway’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to Gateway’s recorded investments in and receivables from those VIEs, which is approximately $3,898,329 at March 31, 2007. Gateway may be subject to additional losses to the extent of any financial support that Gateway voluntarily provides to those Project Partnerships in the future.

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

GTW3

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

NOTE 3 - INVESTMENT IN SECURITIES:

   The March 31, 2007 Balance Sheet includes Gateway Securities at cost, plus accreted interest income or accreted discounts in the case of U.S. Treasury Notes, as applicable, of $57,413 for Series 7, $51,165 for Series 8, $50,807 for Series 9, $61,021 for Series 10 and $71,139 for Series 11.  The Gateway Securities are commonly held in a brokerage account maintained at Raymond James and Associates, Inc., an affiliate of the General Partners.  A separate accounting is maintained for each series’ share of the investments
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

GTW3

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

GTW3

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

(1) In accordance with Gateway’s accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $5,388,453 for the year ended March 31, 2007 and cumulative suspended losses of $4,825,178 for the year ended March 31, 2006 are not included.

GTW3

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

(1) In accordance with Gateway’s accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $6,190,831 for the year ended March 31, 2007 and cumulative suspended losses of $5,547,391 for the year ended March 31, 2006 are not included.

GTW3

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

(1) In accordance with Gateway’s accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $2,054,048 for the year ended March 31, 2007 and cumulative suspended losses of $1,792,373 for the year ended March 31, 2006 are not included.

GTW3

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

(1) In accordance with Gateway’s accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $421,709 for the year ended March 31, 2007 and cumulative suspended losses of $346,072 for the year ended March 31, 2006 are not included.

GTW3

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

(1) In accordance with Gateway’s accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $941,227 for the year ended March 31, 2007 and cumulative suspended losses of $546,725 for the year ended March 31, 2006 are not included.

GTW3

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

GTW3

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

Gateway’s share of net loss
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
============

   As of March 31, 2007, Gateways investment balance in one Project Partnership, Cardinal Apartments, comprised 21.6% of the total assets of Series 7.  Refer to Exhibit 99.1 herein for the financial statements of this entity.  Additionally, another Project Partnership, Elsa Retirement, Ltd., comprised 10.7% of the total assets of Series 7.

GTW3

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   Below is the summarized balance sheet for Elsa Retirement, Ltd. as of December 31, 2006, 2005 and 2004 and its summarized statement of operations for the years then ended.  The reporting period is consistent with Gateway’s policy of presenting the financial information of Project Partnerships on a three-month lag.

2006 ----	2005 ----	2004 ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners' Equity (Deficit):
  Current liabilities
  Long-term debt

    Total liabilities

Partners' equity (deficit)
  Limited Partner
  General Partners

    Total Partners' equity (deficit)

    Total liabilities and partners'
     equity (deficit)

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net income (loss)

Other partners' share of net income (loss)

Gateway’s share of net income (loss)
Suspended losses

Equity in Income (Loss) of Project
Partnerships

$   217,354
904,833
0
-----------
$ 1,122,187
===========

$    25,390
1,011,834
-----------
1,037,224
-----------

89,143
(4,180)
-----------
84,963
-----------

$ 1,122,187
===========

$   229,041
-----------
142,315
78,632
27,591
-----------
248,538
-----------
$  (19,497)
===========
$     (195)
===========

$  (19,302)
0
-----------

$  (19,302)
===========

$   201,144
932,425
0
-----------
$ 1,133,569
===========

$     9,591
1,016,908
-----------
1,026,499
-----------

109,750
(2,680)
-----------
107,070
-----------

$ 1,133,569
===========

$   226,977
-----------
129,422
79,009
27,575
-----------
236,006
-----------
$   (9,029)
===========
$      (90)
===========

$   (8,939)
0
-----------

$   (8,939)
===========

$   187,378
960,000
0
-----------
$ 1,147,378
===========

$     7,063
1,021,604
-----------
1,028,667
-----------

119,995
(1,284)
-----------
118,711
-----------

$ 1,147,378
===========

$   212,381
-----------
113,234
79,359
27,555
-----------
220,148
-----------
$   (7,767)
===========
$      (78)
===========

$   (7,689)
0
-----------

$   (7,689)
===========

GTW3

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

Gateway’s share of net loss
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
============

(1) As discussed in Note 4, an affiliate of the General Partner (Value Partners, Inc.) is the operating general partner in one of the Project Partnerships included above (Logan Heights).  The Logan Heights Project Partnership is not consolidated in Gateway’s financial statements as Gateway’s investment in Logan Heights is accounted for under the equity method.  The information below is included for related party disclosure purposes.  The Project Partnership’s financial information for the years ending December 2006 and December 2005 is as follows:

	December 2006	December 2005

Total Assets	$ 527,248	$ 583,925
Total Liabilities	812,492	826,484
Gateway Equity (Deficit)	(168,563)	(126,305)
Other Partner’s Equity (Deficit)	(116,681)	(116,254)
Total Revenue	105,272	118,006
Net Income (Loss)	$ (42,685)	$ (2,359)

    As of March 31, 2007, Gateway’s Series 8 investment balance in one Project Partnership, Taylor Retirement, Ltd., comprised 19.4% of the total assets of Series 8.

GTW3

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   Below is the summarized balance sheet for Taylor Retirement, Ltd. as of December 31, 2006, 2005 and 2004 and its summarized statement of operations for the years then ended.  The report period is consistent with Gateway’s policy of presenting the financial information of Project Partnerships on a three-month lag.

2006 ----	2005 ----	2004 ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners' Equity (Deficit):
  Current liabilities
  Long-term debt

    Total liabilities

Partners' equity (deficit)
  Limited Partner
  General Partners

    Total Partners' equity (deficit)

    Total liabilities and partners'
     equity (deficit)

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net income (loss)

Other partners' share of net income (loss)

Gateway’s share of net income (loss)
Suspended losses

Equity in Income (Loss) of Project
Partnerships

$   274,595
1,146,308
0
-----------
$ 1,420,903
===========

$    83,775
1,213,020
-----------
1,296,795
-----------

138,192
(14,084)
-----------
124,108
-----------

$ 1,420,903
===========

$   239,631
-----------
128,762
79,115
29,146
-----------
237,023
-----------
$    2,608
===========
$       26
===========

$    2,582
0
-----------

$    2,582
===========

$   256,429
1,175,454
0
-----------
$ 1,431,883
===========

$    86,643
1,220,584
-----------
1,307,227
-----------

137,188
(12,532)
-----------
124,656
-----------

$ 1,431,883
===========

$   235,638
-----------
131,753
79,590
29,146
-----------
240,489
-----------
$   (4,851)
===========
$      (49)
===========

$   (4,802)
0
-----------

$   (4,802)
===========

$   235,640
1,204,600
0
-----------
$ 1,440,240
===========

$    79,904
1,227,673
-----------
1,307,577
-----------

143,568
(10,905)
-----------
132,663
-----------

$ 1,440,240
===========

$   229,892
-----------
118,787
80,035
29,145
-----------
227,967
-----------
$    1,925
===========
$       19
===========

$    1,906
0
-----------

$    1,906
===========

GTW3

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

Gateway’s share of net loss
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
============

   As of March 31, 2007, Gateways Series 9 investment balance in Skyview Apartments, Ltd. and Meadowview Apartments, Ltd., comprised 15.4% and 12.1% respectively, of the total assets of Series 9.

GTW3

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   Below is the summarized balance sheet for Skyview Apartments, Ltd. as of December 31, 2006, 2005 and 2004 and its summarized statement of operations for the years then ended.  The reporting period is consistent with Gateway’s policy of presenting the financial information of Project Partnerships on a three-month lag.

2006 ----	2005 ----	2004 ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners' Equity (Deficit):
  Current liabilities
  Long-term debt

    Total liabilities

Partners' equity (deficit)
  Limited Partner
  General Partners

    Total Partners' equity (deficit)

    Total liabilities and partners'
     equity (deficit)

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net income (loss)

Other partners' share of net income (loss)

Gateway’s share of net income (loss)
Suspended losses

Equity in Income (Loss) of Project
Partnerships

$   194,439
1,011,256
0
-----------
$ 1,205,695
===========

$    13,320
1,109,790
-----------
1,123,110
-----------

102,926
(20,341)
-----------
82,585
-----------

$ 1,205,695
===========

$   208,501
-----------
81,198
81,988
33,705
-----------
196,891
-----------
$   11,610
===========
$      116
===========

$   11,494
0
-----------

$   11,494
===========

$   160,960
1,041,273
0
-----------
$ 1,202,233
===========

$    13,099
1,115,303
-----------
1,128,402
-----------

92,596
(18,765)
-----------
73,831
-----------

$ 1,202,233
===========

$   196,819
-----------
79,859
84,261
33,506
-----------
197,626
-----------
$     (807)
===========
$       (8)
===========

$     (799)
0
-----------

$     (799)
===========

$   137,938
1,073,963
0
-----------
$ 1,211,901
===========

$    13,976
1,120,431
-----------
1,134,407
-----------

94,559
(17,065)
-----------
77,494
-----------

$ 1,211,901
===========

$   190,448
-----------
84,986
84,173
33,995
-----------
203,154
-----------
$  (12,706)
===========
$     (127)
===========

$  (12,579)
0
-----------

$  (12,579)
===========

GTW3

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   Below is the summarized balance sheet for Meadowview Apartments, Ltd. as of December 31, 2006, 2005 and 2004 and its summarized statement of operations for the years then ended.  The report period is consistent with Gateway’s policy of presenting the financial information of Project Partnerships on a three-month lag.

2006 ----	2005 ----	2004 ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners' Equity (Deficit):
  Current liabilities
  Long-term debt

    Total liabilities

Partners' equity (deficit)
  Limited Partner
  General Partners

    Total Partners' equity (deficit)

    Total liabilities and partners'
     equity (deficit)

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net income (loss)

Other partners' share of net income (loss)

Gateway’s share of net income (loss)
Suspended losses

Equity in Income (Loss) of Project
Partnerships

$    67,349
802,051
0
-----------
$   869,400
===========

$    49,329
643,045
-----------
692,374
-----------

204,994
(27,968)
-----------
177,026
-----------

$   869,400
===========

$    95,881
-----------
105,083
3,426
27,183
-----------
135,692
-----------
$  (39,811)
===========
$     (398)
===========

$  (39,413)
0
-----------

$  (39,413)
===========

$    85,796
829,234
0
-----------
$   915,030
===========

$    45,637
650,556
-----------
696,193
-----------

244,407
(25,570)
-----------
218,837
-----------

$   915,030
===========

$    91,913
-----------
76,891
3,565
27,155
-----------
107,611
-----------
$  (15,698)
===========
$     (157)
===========

$  (15,541)
0
-----------

$  (15,541)
===========

$    71,827
855,966
0
-----------
$   927,793
===========

$    42,702
650,556
-----------
693,258
-----------

259,948
(25,413)
-----------
234,535
-----------

$   927,793
===========

$    74,055
-----------
87,707
1,701
27,785
-----------
117,193
-----------
$  (43,138)
===========
$     (431)
===========

$  (42,707)
0
-----------

$  (42,707)
===========

GTW3

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

Gateway’s share of net loss
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
============

   As of March 31, 2007, Gateway’s Series 10 investment balance in Applegate Apartments, Ltd. and Heatherwood Apartments, Ltd., comprised 25.8% and 28.5%, respectively, of the total assets of Series 10.  Refer to Exhibit 99.2 and 99.3 herein for the financial statements of these two entities.  Additionally, another Project Partnership, Donna Retirement, Ltd., comprised 12.7% of the total assets of Series 10.

GTW3

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   Below is the summarized balance sheet for Donna Retirement, Ltd. as of December 31, 2006, 2005 and 2004 and its summarized statement of operations for the years then ended.  The report period is consistent with Gateway’s policy of presenting the financial information of Project Partnerships on a three-month lag.

2006 ----	2005 ----	2004 ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners' Equity (Deficit):
  Current liabilities
  Long-term debt

    Total liabilities

Partners' equity (deficit)
  Limited Partner
  General Partners

    Total Partners' equity (deficit)

    Total liabilities and partners'
     equity (deficit)

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net income (loss)

Other partners' share of net income (loss)

Gateway’s share of net income (loss)
Suspended losses

Equity in Income (Loss) of Project
Partnerships

$   241,826
1,348,211
0
-----------
$ 1,590,037
===========

$    12,552
1,387,265
-----------
1,399,817
-----------

221,646
(31,426)
-----------
190,220
-----------

$ 1,590,037
===========

$   290,617
-----------
161,108
90,476
33,161
-----------
284,745
-----------
$    5,872
===========
$       59
===========

$    5,813
0
-----------

$    5,813
===========

$   223,256
1,381,372
0
-----------
$ 1,604,628
===========

$    19,023
1,395,814
-----------
1,414,837
-----------

218,555
(28,764)
-----------
189,791
-----------

$ 1,604,628
===========

$   275,754
-----------
172,197
91,013
33,313
-----------
296,523
-----------
$  (20,769)
===========
$     (208)
===========

$  (20,561)
0
-----------

$  (20,561)
===========

$   216,353
1,414,685
0
-----------
$ 1,631,038
===========

$    11,210
1,403,825
-----------
1,415,035
-----------

241,838
(25,835)
-----------
216,003
-----------

$ 1,631,038
===========

$   262,955
-----------
152,743
91,516
33,465
-----------
277,724
-----------
$  (14,769)
===========
$     (148)
===========

$  (14,621)
0
-----------

$  (14,621)
===========

GTW3

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

Gateway’s share of net loss
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
===========

$ (277,030)
164,424
-----------
$ (112,606)
===========

   As of March 31, 2007, Gateway’s Series 11 investment balance in Creekstone Apartments, LP and Magnolia Place, LP, comprised 26.8% and 23.1%, respectively, of the total assets of Series 11.  Refer to Exhibit 99.4 and 99.5 herein for financial statements of these two entities.

GTW3

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with Gateway’s policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:

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

Gateway’s share of net loss
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

GTW3

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

Gateway’s equity by series as reflected by the Project Partnerships differs from Gateway’s Investments in Project Partnerships before acquisition fees and expenses and amortization by series primarily because of suspended losses on Gateway’s books.

	Equity Per Project Partnership -----------------	Equity Per Gateway -----------
Series 7 Series 8 Series 9 Series 10 Series 11	$ (5,418,259) (6,102,740) (1,733,811) 843,845 1,375,171	$ 174,752 (27,944) 379,153 1,273,039 2,309,761

NOTE 6 - TAXABLE INCOME (LOSS):

   The following is a reconciliation between Net Loss as described in the financial statements and Gateway’s loss for tax purposes:

SERIES 7	2007 ----	2006 ----	2005 ----
Net Loss per Financial Statements	$ (366,648)	$ (467,796)	$ (261,487)
Equity in Losses of Project Partnerships for tax purposes in excess of losses for financial statement purposes	(744,619)	(827,640)	(917,936)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	(139,599)	232,618	(17,690)
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense Impairment Expense Other Adjustments	86,138 50,301 193,195 (22,042) -----------	86,222 6,431 0 (24,185) -----------	91,474 6,643 0 (5,914) -----------
Gateway loss for tax purposes as of December 31	$ (943,274) ============	$ (994,350) ============	$ (1,104,910) ============
	December 31, 2006 ------------	December 31, 2005 ------------	December 31, 2004 ------------
Federal Low Income Housing Tax Credits (Unaudited)	$ 9,934 ===========	$ 84,568 ===========	$ 975,096 ===========

   The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2007 are as follows:

	Financial	Tax
	Reporting	Reporting
	Purposes	Purposes	Differences
Investments in Local Limited
Partnerships	$ 442,787	$ (6,984,364)	$ 7,427,151

Other Assets	$ 463,537	$ 1,673,746	$ (1,210,209)

Liabilities	$ 790,609	$ 12,861	$ 777,748

GTW3

NOTE 6 - TAXABLE INCOME (LOSS) (Continued):

   The following is a reconciliation between Net Loss as described in the financial statements and Gateway’s loss for tax purposes:

SERIES 8	2007 ----	2006 ----	2005 ----
Net Loss per Financial Statements	$ (240,629)	$ (216,489)	$ (179,166)
Equity in Losses of Project Partnerships for tax purposes in excess of losses for financial statement purposes	(852,613)	(928,195)	(1,010,034)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	(8,485)	22,154	(8,575)
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense Other Adjustments	89,592 20,740 (13,876) -----------	89,605 1,950 (14,323) -----------	31,002 3,072 (8,025) -----------
Gateway loss for tax purposes as of December 31	$ (1,005,271) ============	$ (1,045,298) ============	$ (1,171,726) ============
	December 31, 2006 ------------	December 31, 2005 ------------	December 31, 2004 ------------
Federal Low Income Housing Tax Credits (Unaudited)	$ 15,422 ===========	$ 170,591 ===========	$ 565,711 ===========

   The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2007 are as follows:

	Financial	Tax
	Reporting	Reporting
	Purposes	Purposes	Differences
Investments in Local Limited
Partnerships	$ 377,733	$ (7,504,979)	$ 7,882,712

Other Assets	$ 364,185	$ 1,573,901	$ (1,209,716)

Liabilities	$ 824,825	$ 13,840	$ 810,985

GTW3

NOTE 6 - TAXABLE INCOME (LOSS) (Continued):

   The following is a reconciliation between Net Loss as described in the financial statements and Gateway’s loss for tax purposes:

SERIES 9	2007 ----	2006 ----	2005 ----
Net Loss per Financial Statements	$ (248,128)	$ (341,082)	$ (234,846)
Equity in Losses of Project Partnerships for tax purposes in excess of losses for financial statement purposes	(417,301)	(389,575)	(420,083)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	(135,479)	148,091	(7,265)
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense Impairment Expense Other Adjustments	49,353 19,451 127,532 (5,409) -----------	49,357 1,846 0 (6,176) -----------	16,737 3,082 0 (1,208) -----------
Gateway loss for tax purposes as of December 31	$ (609,981) ============	$ (537,539) ============	$ (643,583) ============
	December 31, 2006 ------------	December 31, 2005 ------------	December 31, 2004 ------------
Federal Low Income Housing Tax Credits (Unaudited)	$ 0 ============	$ 40,080 ============	$ 644,340 ============

   The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2007 are as follows:

	Financial	Tax
	Reporting	Reporting
	Purposes	Purposes	Differences
Investments in Local Limited
Partnerships	$ 412,287	$ (3,009,879)	$ 3,422,166

Other Assets	$ 281,986	$ 1,042,892	$ (760,906)

Liabilities	$ 507,802	$ 7,691	$ 500,111

GTW3

NOTE 6 - TAXABLE INCOME (LOSS) (Continued):

   The following is a reconciliation between Net Loss as described in the financial statements and Gateway’s loss for tax purposes:

SERIES 10	2007 ----	2006 ----	2005 ----
Net Loss per Financial Statements	$ (261,712)	$ (355,932)	$ (186,326)
Equity in Losses of Project Partnerships for tax purposes in excess of losses for financial statement purposes	(262,403)	(285,809)	(259,879)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	(125,267)	181,059	(2,089)
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense Impairment Expense Other Adjustments	33,713 39,206 156,694 (2,562) -----------	33,768 4,281 0 (1,062) -----------	(89,867) 4,578 0 (432) -----------
Gateway loss for tax purposes as of December 31	$ (422,331) ============	$ (423,695) ============	$ (534,015) ============
	December 31, 2006 ------------	December 31, 2005 ------------	December 31, 2004 ------------
Federal Low Income Housing Tax Credits (Unaudited)	$ 0 ============	$ 48,806 ============	$ 540,394 ============

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

GTW3

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

   The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2006 are as follows:

	Financial	Tax
	Reporting	Reporting
	Purposes	Purposes	Differences
Investments in Local Limited
Partnerships	$ 1,505,978	$ 1,282,528	$ 223,450

Other Assets	$ 315,434	$ 777,448	$ (462,014)

Liabilities	$ 34,115	$ 4,509	$ 29,606

GTW3

NOTE 6 - TAXABLE INCOME (LOSS) (Continued):

   The following is a reconciliation between Net Loss as described in the financial statements and Gateway’s loss for tax purposes:

TOTAL SERIES 7 –11	2007 ----	2006 ----	2005 ----
Net Loss per Financial Statements	$ (1,587,831)	$ (2,157,464)	$ (1,015,792)
Equity in Losses of Project Partnerships for tax purposes in excess of losses for financial statement purposes	(2,449,572)	(2,647,240)	(2,816,865)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	(684,990)	1,216,254	(39,379)
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense Impairment Expense Other Adjustments	270,304 183,884 1,078,223 (47,271) -----------	373,921 20,233 0 (48,531) -----------	(82,157) 24,101 0 (14,594) -----------
Gateway loss for tax purposes as of December 31	$ (3,237,253) ============	$ (3,242,827) ============	$ (3,944,686) ============

   The difference in the total value of Gateway’s Investment in Project Partnerships is approximately $7,427,151 higher for Series 7, $7,882,712 higher for Series 8, $3,422,166 higher for Series 9, $2,156,642 higher for Series 10 and $223,450 higher for Series 11 for financial reporting purposes than for tax purposes because (i) there were depreciation differences between financial reporting purposes and tax return purposes and (ii) certain expenses are not deductible for tax return purposes.

   The differences in the assets and liabilities of Gateway for financial reporting purposes and tax reporting purposes for the year ended March 31, 2007 are as follows:

	Financial	Tax
	Reporting	Reporting
	Purposes	Purposes	Differences
Investments in Local Limited
Partnerships	$ 3,898,329	$ (17,213,791)	$ 21,112,120

Other Assets	$ 1,664,274	$ 5,914,130	$ (4,249,856)

Liabilities	$ 2,267,865	$ 44,110	$ 2,223,755

GTW3

NOTE 7 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

Series 7	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2007	6/30/2006	9/30/2006	12/31/2006	3/31/2007

Total Revenues	$ 4,626	$ 11,320	$ 1,560	$ 9,544

Net Income (Loss)	$ (54,316)	$ (76,666)	$ (59,253)	$ (176,413)

Earnings (Loss) Per
Weighted Average
Limited Partnership
Units Outstanding	$ (5.17)	$ (7.30)	$ (5.64)	$ (16.81)

Series 8	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2007	6/30/2006	9/30/2006	12/31/2006	3/31/2007

Total Revenues	$ 7,529	$ 800	$ 0	$ 7,561

Net Income (Loss)	$ (34,116)	$ (81,988)	$ (73,632)	$ (50,893)

Earnings (Loss) Per
Weighted Average
Limited Partnership
Units Outstanding	$ (3.38)	$ (8.13)	$ (7.30)	$ (5.06)

Series 9	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2007	6/30/2006	9/30/2006	12/31/2006	3/31/2007

Total Revenues	$ 4,809	$ 0	$ 0	$ 1,357

Net Income (Loss)	$ (33,887)	$ (76,479)	$ (34,871)	$ (102,891)

Earnings (Loss) Per
Weighted Average
Limited Partnership
Units Outstanding	$ (5.36)	$ (12.11)	$ (5.52)	$ (16.29)

GTW3

NOTE 7 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued):
Series 10	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2007	6/30/2006	9/30/2006	12/31/2006	3/31/2007

Total Revenues	$ 1,381	$ 0	$ 0	$ 1,182

Net Income (Loss)	$ (29,540)	$ (71,547)	$ (32,580)	$ (128,045)

Earnings (Loss) Per
Weighted Average
Limited Partnership
Units Outstanding	$ (5.80)	$ (14.05)	$ (6.40)	$ (25.13)

Series 11	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2007	6/30/2006	9/30/2006	12/31/2006	3/31/2007

Total Revenues	$ 0	$ 2,182	$ 600	$ 600

Net Income (Loss)	$ (3,750)	$ (43,444)	$ (18,523)	$ (404,997)

Earnings (Loss) Per
Weighted Average
Limited Partnership
Units Outstanding	$ (0.72)	$ (8.39)	$ (3.58)	$ (78.20)

Series 7 - 11	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2007	6/30/2006	9/30/2006	12/31/2006	3/31/2007

Total Revenues	$ 18,345	$ 14,302	$ 2,160	$ 20,244

Net Income (Loss)	$ (155,609)	$ (350,124)	$ (218,859)	$ (863,239)

GTW3

NOTE 7 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued):
Series 7	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2006	6/30/2005	9/30/2005	12/31/2005	3/31/2006

Total Revenues	$ 10,434	$ 15,550	$ 10,586	$ 11,081

Net Income (Loss)	$ (63,480)	$ (54,304)	$ (49,060)	$ (300,952)

Earnings (Loss) Per
Weighted Average
Limited Partnership
Units Outstanding	$ (6.05)	$ (5.17)	$ (4.67)	$ (28.66)

Series 8	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2006	6/30/2005	9/30/2005	12/31/2005	3/31/2006

Total Revenues	$ 14,880	$ 5,808	$ 7,765	$ 11,321

Net Income (Loss)	$ (29,217)	$ (48,636)	$ (39,117)	$ (99,519)

Earnings (Loss) Per
Weighted Average
Limited Partnership
Units Outstanding	$ (2.90)	$ (4.82)	$ (3.88)	$ (9.87)

Series 9	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2006	6/30/2005	9/30/2005	12/31/2005	3/31/2006

Total Revenues	$ 6,693	$ 3,981	$ 4,867	$ 4,627

Net Income (Loss)	$ (44,724)	$ (50,604)	$ (51,742)	$ (194,012)

Earnings (Loss) Per
Weighted Average
Limited Partnership
Units Outstanding	$ (7.08)	$ (8.01)	$ (8.19)	$ (30.71)

GTW3

NOTE 7 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued):
Series 10	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2006	6/30/2005	9/30/2005	12/31/2005	3/31/2006

Total Revenues	$ 4,695	$ 3,580	$ 3,663	$ 4,445

Net Income (Loss)	$ (34,070)	$ (52,849)	$ (42,389)	$ (226,624)

Earnings (Loss) Per
Weighted Average
Limited Partnership
Units Outstanding	$ (6.69)	$ (10.37)	$ (8.32)	$ (44.49)

Series 11	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2006	6/30/2005	9/30/2005	12/31/2005	3/31/2006

Total Revenues	$ 5,134	$ 5,698	$ 5,255	5,155

Net Income (Loss)	$ (35,090)	$ (45,980)	$ (46,096)	$ (648,999)

Earnings (Loss) Per
Weighted Average
Limited Partnership
Units Outstanding	$ (6.78)	$ (8.88)	$ (8.90)	$ (125.32)

Series 11	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2006	6/30/2005	9/30/2005	12/31/2005	3/31/2006

Total Revenues	$ 41,836	$ 34,617	$ 32,136	$ 36,629

Net Income (Loss)	$ (206,581)	$ (252,373)	$ (228,404)	$ (1,470,106)

GTW3

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

GTW3

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

GTW3

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

GTW3

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

GTW3

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

GTW3

Item 9.  Changes in and disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A.  Controls and Procedures

   As of the end of the period covered by this report, under the supervision and with the participation of Gateway’s management, including the chief executive and chief financial officers of Gateway’s Managing General Partner, an evaluation of the effectiveness of the Gateway’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities and Exchange Act of 1934) was performed.  Based on this evaluation, such officers have concluded that Gateway’s disclosure controls and procedures were effective as of the date of that evaluation in alerting them in a timely manner to material information relating to Gateway required to be included in this report and Gateway’s other reports that it files or submits under the Securities Exchange Act of 1934.  There were no significant changes in Gateway’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 9B.  Other Information

   None.

GTW3

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

GTW3

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

Item 14.  Principal Accounting Fees & Services

   Audit Fees

   The aggregate fees incurred by Gateway’s principal accounting firm, Reznick Group, P.C., for professional services rendered for the audit of the annual financial statements and review of financial statements included in Gateway’s quarterly report on Form 10-Q was $82,000 and $70,000 for the years ended March 31, 2007 and 2006, respectively.  The aggregate fees incurred by Gateway’s former principal accounting firm, Spence, Marston, Bunch, Morris and Co., totaled $2,000 for the year ended March 31, 2007 for services pertaining to prior years audit reports and $1,575 for the year ended March 31, 2006 for review of certain quarterly reports on Form 10-Q.

GTW3

  Tax Fees

   During fiscal 2007 and 2006, Spence, Marston, Bunch, Morris & Co. was engaged to prepare Gateway’s federal tax return, for which they billed $9,000 and $7,000 for years ended March 31, 2007 and 2006, respectively.

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

GTW3

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
23     The consent of Spence, Marston, Bunch, Morris & Co. (Filed herewith.)
31.1   Certification required by Rule 15d-14(a). (Filed herewith.)
31.2   Certification required by Rule 15d-14(a). (Filed herewith.)
32     Certification required by Rule 15d-14(b). (Filed herewith.)
99.1   Independent Auditor Report and Financial Statements for Cardinal Apartments, an Arkansas Limited Partnership, for the years ended December 31, 2006 and 2005. (Filed herewith.)
99.2   Independent Auditor Report and Financial Statements for Applegate Apartments, Ltd., for the years ended December 31, 2006 and 2005. (Filed herewith.)
99.3   Independent Auditor Report and Financial Statements for Heatherwood Apartments, Ltd., for the years ended December 31, 2006 and 2005. (Filed herewith.)
99.4   Independent Auditor Report and Financial Statements for Creekstone Apartments, LP, for the years ended December 31, 2006 and 2005. (Filed herewith.)
99.5   Independent Auditor Report and Financial Statements for Magnolia Place Apartments, LP, for the years ended December 31, 2006 and 2005. (Filed herewith.)

GTW3

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

GTW3

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

GTW3

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

GTW3

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

GTW3

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

GTW3

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

GTW3

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

GTW3

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

GTW3

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

GTW3

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

GTW3

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

GTW3

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

GTW3

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

GTW3

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

GTW3

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

GTW3

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

GTW3

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

GTW3

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

GTW3

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

GTW3

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

GTW3

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

GTW3

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

GATEWAY TAX CREDIT FUND III, LTD.
(A Florida Limited Partnership)
By: Raymond James Tax Credit Funds, Inc.

Date: December 24, 2008	By:/s/ Ronald M. Diner
Ronald M. Diner
President, Director

Date: December 24, 2008	By:/s/ J. Davenport Mosby III
J. Davenport Mosby III
Director

Date: December 24, 2008	By:/s/ Jonathan Oorlog
Jonathan Oorlog
Vice President and Chief Financial Officer

Date: December 24, 2008	By:/s/ Sandra C. Humphreys
Sandra C. Humphreys
Secretary and Treasurer