Form 10-K/A
period 2007-03-31
GATEWAY TAX CREDIT FUND III LTD
filed 2009-01-20
CIK 881716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

THIRD AMENDED FORM 10-K/A-3
(Amendment No. 3)

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
File No. 33-44238

GTW3

EXPLANATORY NOTE

This Third Amended Annual Report on Form 10-K/A-3 corrects the following disclosure that Gateway had reported on its original filing and subsequent amendments for the year ended March 31, 2007.

Item 9A – Controls and Procedures  The Company has revised the disclosure, refer to revised disclosures contained therein.

Except as described above, no other changes have been made to the second amended Form 10-K/A, and this Form 10-K/A-3 does not amend, update, or change the financial statements or any other items or disclosures in the second amended Form 10-K/A.  Except for the change stated above, this Form 10-K/A-3 does not reflect events occurring after the filing of the Form 10-K, Form 10-K/A-1, or Form 10-K/A-2 or modify or update those disclosures, including any exhibits to the Form 10-K, Form 10-K/A-1, or Form 10-K/A-2 affected by subsequent events.  Accordingly, this Form 10-K/A-3 should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K, including any amendments to those filings.

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

Gadsden, Alabama
February 28, 2006

GTW3

Item 9.  Changes in and disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A.  Controls and Procedures

   As of the end of the period covered by this report, under the supervision and with the participation of Gateway’s management, including the chief executive and chief financial officers of Gateway’s Managing General Partner, an evaluation of the effectiveness of the Gateway’s disclosure controls and procedures applicable to each of the Series as well as to the total partnership (as defined in Rule 13a-14(c) under the Securities and Exchange Act of 1934) was performed.  Based on this evaluation, such officers have concluded that Gateway’s disclosure controls and procedures applicable to each of the Series as well as to the total partnership were effective as of the date of that evaluation in alerting them in a timely manner to material information relating to Gateway required to be included in this report and Gateway’s other reports that it files or submits under the Securities Exchange Act of 1934.  There were no significant changes in Gateway’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

   With respect to the Rule 13a-14(a)/15d-14(a) Certifications of the President and Chief Financial Officer, respectively, of the Managing General Partner of Gateway (see Exhibits 31.1 and 31.2 included herein), such certifications are applicable to each of the Series as well as to the total partnership.

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

GATEWAY TAX CREDIT FUND III, LTD.
(A Florida Limited Partnership)
By: Raymond James Tax Credit Funds, Inc.

Date: January 20, 2009	By:/s/ Ronald M. Diner
Ronald M. Diner
President, Director

Date: January 20, 2009	By:/s/ J. Davenport Mosby III
J. Davenport Mosby III
Director

Date: January 20, 2009	By:/s/ Jonathan Oorlog
Jonathan Oorlog
Vice President and Chief Financial Officer

Date: January 20, 2009	By:/s/ Sandra C. Humphreys
Sandra C. Humphreys
Secretary and Treasurer