Form 10-K/A
period 2008-03-31
GATEWAY TAX CREDIT FUND III LTD
filed 2009-01-20
CIK 881716

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
File No. 33-44238

EXPLANATORY NOTE

This Amended Annual Report on Form 10-K/A corrects the following disclosure that Gateway had reported on its original filing for the year ended March 31, 2008.

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

Under the supervision and with the participation of the Managing General Partner’s management, including the Chief Executive Officer and Chief Financial Officer, Gateway has evaluated the effectiveness of its disclosure controls and procedures applicable to each of the Series as well as to the total partnership pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures applicable to each of the Series as well as to the total partnership are effective.  There were no changes in Gateway’s internal control over financial reporting during the year ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, Gateway’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of Gateway’s internal control over financial reporting applicable to each of the Series as well as to the total partnership based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management concluded that Gateway’s internal control over financial reporting applicable to each of the Series as well as to the total partnership was effective as of March 31, 2008.

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