Form 10-Q
period 2008-12-31
GATEWAY TAX CREDIT FUND III LTD
filed 2009-02-19
CIK 881716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

BALANCE SHEETS
(Unaudited)

	SERIES 7		SERIES 8		SERIES 9
	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,
	2008	2008	2008	2008	2008	2008
ASSETS
Current Assets:
Cash and Cash Equivalents	$ 101,661	$ 162,586	$ 95,447	$ 252,598	$ 55,469	$ 64,247
Investments in Securities	161,927	202,647	80,964	75,993	81,603	145,770
Receivable - Other	-	696	-	-	-	-
Total Current Assets	263,588	365,929	176,411	328,591	137,072	210,017

Investments in Project Partnerships, net	91,774	284,147	21,274	296,532	36,800	292,761

Total Assets	$ 355,362	$ 650,076	$ 197,685	$ 625,123	$ 173,872	$ 502,778

LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
Payable to General Partners	$ 57,059	$ 64,060	$ 133,088	$ 96,986	$ 28,390	$ 32,071
Distribution Payable	78	-	36	68,000	-	-

Total Current Liabilities	57,137	64,060	133,124	164,986	28,390	32,071

Long-Term Liabilities:
Payable to General Partners	877,243	815,948	927,412	862,696	563,588	526,959

Partners' Deficit:
Limited Partners - 10,395, 9,980, and 6,254
units for Series 7, 8, and 9, respectively,
at December 31, 2008 and March 31, 2008	(525,375)	(136,355)	(834,598)	(378,909)	(359,089)	(854)
General Partners	(53,643)	(93,577)	(28,253)	(23,650)	(59,017)	(55,398)

Total Partners' Deficit	(579,018)	(229,932)	(862,851)	(402,559)	(418,106)	(56,252)

Total Liabilities and Partners' Deficit	$ 355,362	$ 650,076	$ 197,685	$ 625,123	$ 173,872	$ 502,778

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

BALANCE SHEETS
(Unaudited)

	SERIES 10		SERIES 11		TOTAL SERIES 7 - 11
	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,
	2008	2008	2008	2008	2008	2008
ASSETS
Current Assets:
Cash and Cash Equivalents	$ 41,222	$ 79,049	$ 40,363	$ 81,179	$ 334,162	$ 639,659
Investments in Securities	86,140	84,937	172,609	166,036	583,243	675,383
Receivable - Other	-	-	-	-	-	696
Total Current Assets	127,362	163,986	212,972	247,215	917,405	1,315,738

Investments in Securities	37,429	35,462	40,461	38,230	77,890	73,692
Investments in Project Partnerships, net	170,736	672,563	617,663	935,152	938,247	2,481,155

Total Assets	$ 335,527	$ 872,011	$ 871,096	$ 1,220,597	$ 1,933,542	$ 3,870,585

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Current Liabilities:
Payable to General Partners	$ 30,478	$ 33,120	$ 13,464	$ 13,389	$ 262,479	$ 239,626
Distribution Payable	-	-	-	-	114	68,000

Total Current Liabilities	30,478	33,120	13,464	13,389	262,593	307,626

Long-Term Liabilities:
Payable to General Partners	137,491	112,303	69,952	48,688	2,575,686	2,366,594

Partners' Equity (Deficit):
Limited Partners - 5,043 and 5,127 units
for Series 10 and 11, respectively, at
December 31, 2008 and March 31, 2008	210,061	763,501	825,793	1,192,925	(683,208)	1,440,308
General Partners	(42,503)	(36,913)	(38,113)	(34,405)	(221,529)	(243,943)

Total Partners' Equity (Deficit)	167,558	726,588	787,680	1,158,520	(904,737)	1,196,365

Total Liabilities and Partners' Equity (Deficit)	$ 335,527	$ 872,011	$ 871,096	$ 1,220,597	$ 1,933,542	$ 3,870,585

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Unaudited)

	SERIES 7		SERIES 8		SERIES 9
	2008	2007	2008	2007	2008	2007
Revenues:
Distribution Income	$ 2,656	$ -	$ 1,104	$ 2,617	$ -	$ 600
Total Revenues	2,656	-	1,104	2,617	-	600

Expenses:
Asset Management Fee - General Partner	18,729	21,399	21,572	22,255	12,210	12,267
General and Administrative:
General Partner	26,858	29,677	32,230	32,721	18,417	18,263
Other	5,546	7,433	6,482	7,135	4,070	4,745
Amortization	1,254	6,535	2,769	3,205	2,511	3,013
Impairment Loss on Investment in Project Partnerships	157,405	-	221,243	-	173,523	-

Total Expenses	209,792	65,044	284,296	65,316	210,731	38,288

Loss Before Equity in Loss of Project Partnerships
and Other Income	(207,136)	(65,044)	(283,192)	(62,699)	(210,731)	(37,688)
Equity in Loss of Project Partnerships	(23,180)	(7,402)	(54,671)	(21,888)	(55,828)	(17,527)
Gain on Sale of Project Partnerships	43,425	-	-	-	-	-
Interest Income	510	5,243	301	3,463	943	3,104

Net Loss	$ (186,381)	$ (67,203)	$ (337,562)	$ (81,124)	$ (265,616)	$ (52,111)

Allocation of Net (Loss) Income:
Limited Partners	$ (227,508)	$ (66,531)	$ (334,186)	$ (80,313)	$ (262,960)	$ (51,590)
General Partners	41,127	(672)	(3,376)	(811)	(2,656)	(521)

	$ (186,381)	$ (67,203)	$ (337,562)	$ (81,124)	$ (265,616)	$ (52,111)

Net Loss Per Limited Partnership Unit	$ (21.89)	$ (6.40)	$ (33.49)	$ (8.05)	$ (42.05)	$ (8.25)

Number of Limited Partnership Units Outstanding	10,395	10,395	9,980	9,980	6,254	6,254

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Unaudited)

	SERIES 10		SERIES 11		TOTAL SERIES 7 - 11
	2008	2007	2008	2007	2008	2007
Revenues:
Distribution Income	$ 432	$ 749	$ -	$ -	$ 4,192	$ 3,966
Total Revenues	432	749	-	-	4,192	3,966

Expenses:
Asset Management Fee - General Partner	8,396	8,384	7,088	7,253	67,995	71,558
General and Administrative:
General Partner	11,511	11,414	9,208	9,132	98,224	101,207
Other	2,835	3,783	3,506	3,510	22,439	26,606
Amortization	5,229	6,027	7,245	8,374	19,008	27,154
Impairment Loss on Investment in Project Partnerships	403,450	-	190,666	-	1,146,287	-

Total Expenses	431,421	29,608	217,713	28,269	1,353,953	226,525

Loss Before Equity in Loss of Project Partnerships
and Other Income	(430,989)	(28,859)	(217,713)	(28,269)	(1,349,761)	(222,559)
Equity in Loss of Project Partnerships	(60,034)	(20,129)	(75,870)	(597)	(269,583)	(67,543)
Gain on Sale of Project Partnerships	-	-	-	-	43,425	-
Interest Income	1,473	3,071	1,723	4,271	4,950	19,152

Net Loss	$ (489,550)	$ (45,917)	$ (291,860)	$ (24,595)	$ (1,570,969)	$ (270,950)

Allocation of Net (Loss) Income:
Limited Partners	$ (484,655)	$ (45,458)	$ (288,941)	$ (24,349)	$ (1,598,250)	$ (268,241)
General Partners	(4,895)	(459)	(2,919)	(246)	27,281	(2,709)

	$ (489,550)	$ (45,917)	$ (291,860)	$ (24,595)	$ (1,570,969)	$ (270,950)

Net Loss Per Limited Partnership Unit	$ (96.10)	$ (9.01)	$ (56.36)	$ (4.75)

Number of Limited Partnership Units Outstanding	5,043	5,043	5,127	5,127

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Unaudited)

	SERIES 7		SERIES 8		SERIES 9
	2008	2007	2008	2007	2008	2007
Revenues:
Distribution Income	$ 15,147	$ 19,434	$ 12,397	$ 18,224	$ 4,545	$ 4,603
Total Revenues	15,147	19,434	12,397	18,224	4,545	4,603

Expenses:
Asset Management Fee - General Partner	61,295	64,197	64,716	66,765	36,630	36,801
General and Administrative:
General Partner	88,029	88,799	98,757	97,906	56,432	54,645
Other	34,361	30,435	37,997	30,624	24,523	20,592
Amortization	3,761	19,605	8,305	9,616	7,533	9,039
Impairment Loss on Investment in Project Partnerships	183,299	-	221,243	-	173,523	-

Total Expenses	370,745	203,036	431,018	204,911	298,641	121,077

Loss Before Equity in Income (Loss) of Project Partnerships
and Other Income	(355,598)	(183,602)	(418,621)	(186,687)	(294,096)	(116,474)
Equity in Income (Loss) of Project Partnerships	707	(13,179)	(45,239)	(28,553)	(72,322)	(56,388)
Gain on Sale of Project Partnerships	43,425	-	-	-	-	-
Interest Income	5,805	17,367	3,568	12,014	4,564	10,245

Net Loss	$ (305,661)	$ (179,414)	$ (460,292)	$ (203,226)	$ (361,854)	$ (162,617)

Allocation of Net (Loss) Income:
Limited Partners	$ (345,595)	$ (177,620)	$ (455,689)	$ (201,194)	$ (358,235)	$ (160,991)
General Partners	39,934	(1,794)	(4,603)	(2,032)	(3,619)	(1,626)

	$ (305,661)	$ (179,414)	$ (460,292)	$ (203,226)	$ (361,854)	$ (162,617)

Net Loss Per Limited Partnership Unit	$ (33.25)	$ (17.09)	$ (45.66)	$ (20.16)	$ (57.28)	$ (25.74)

Number of Limited Partnership Units Outstanding	10,395	10,395	9,980	9,980	6,254	6,254

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Unaudited)

	SERIES 10		SERIES 11		TOTAL SERIES 7 - 11
	2008	2007	2008	2007	2008	2007
Revenues:
Distribution Income	$ 5,075	$ 2,129	$ 2,182	$ 2,182	$ 39,346	$ 46,572
Total Revenues	5,075	2,129	2,182	2,182	39,346	46,572

Expenses:
Asset Management Fee - General Partner	25,188	25,152	21,264	21,445	209,093	214,360
General and Administrative:
General Partner	35,270	34,153	28,216	27,323	306,704	302,826
Other	16,623	14,643	16,629	14,634	130,133	110,928
Amortization	15,686	18,080	21,735	25,122	57,020	81,462
Impairment Loss on Investment in Project Partnerships	478,793	-	190,666	-	1,247,524	-

Total Expenses	571,560	92,028	278,510	88,524	1,950,474	709,576

Loss Before Equity in Income (Loss) of Project Partnerships
and Other Income	(566,485)	(89,899)	(276,328)	(86,342)	(1,911,128)	(663,004)
Equity in Income (Loss) of Project Partnerships	1,770	(43,828)	(102,603)	(62,171)	(217,687)	(204,119)
Gain on Sale of Project Partnerships	-	-	-	-	43,425	-
Interest Income	5,685	9,796	8,091	13,294	27,713	62,716

Net Loss	$ (559,030)	$ (123,931)	$ (370,840)	$ (135,219)	$ (2,057,677)	$ (804,407)

Allocation of Net (Loss) Income:
Limited Partners	$ (553,440)	$ (122,692)	$ (367,132)	$ (133,867)	$ (2,080,091)	$ (796,364)
General Partners	(5,590)	(1,239)	(3,708)	(1,352)	22,414	(8,043)

	$ (559,030)	$ (123,931)	$ (370,840)	$ (135,219)	$ (2,057,677)	$ (804,407)

Net Loss Per Limited Partnership Unit	$ (109.74)	$ (24.33)	$ (71.61)	$ (26.11)

Number of Limited Partnership Units Outstanding	5,043	5,043	5,127	5,127

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Unaudited)

	SERIES 7			SERIES 8
	Limited	General		Limited	General
	Partners	Partners	Total	Partners	Partners	Total

Balance at March 31, 2007	$ 205,836	$ (90,121)	$ 115,715	$ 5,547	$ (88,454)	$ (82,907)

Net Loss	(177,620)	(1,794)	(179,414)	(201,194)	(2,032)	(203,226)

Balance at December 31, 2007	$ 28,216	$ (91,915)	$ (63,699)	$ (195,647)	$ (90,486)	$ (286,133)

Balance at March 31, 2008	$ (136,355)	$ (93,577)	$ (229,932)	$ (378,909)	$ (23,650)	$ (402,559)

Net (Loss) Income	(345,595)	39,934	(305,661)	(455,689)	(4,603)	(460,292)

Distributions	(43,425)	-	(43,425)	-	-	-

Balance at December 31, 2008	$ (525,375)	$ (53,643)	$ (579,018)	$ (834,598)	$ (28,253)	$ (862,851)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Unaudited)

	SERIES 9			SERIES 10
	Limited	General		Limited	General
	Partners	Partners	Total	Partners	Partners	Total

Balance at March 31, 2007	$ 239,442	$ (52,971)	$ 186,471	$ 1,319,459	$ (31,297)	$ 1,288,162

Net Loss	(160,991)	(1,626)	(162,617)	(122,692)	(1,239)	(123,931)

Balance at December 31, 2007	$ 78,451	$ (54,597)	$ 23,854	$ 1,196,767	$ (32,536)	$ 1,164,231

Balance at March 31, 2008	$ (854)	$ (55,398)	$ (56,252)	$ 763,501	$ (36,913)	$ 726,588

Net Loss	(358,235)	(3,619)	(361,854)	(553,440)	(5,590)	(559,030)

Balance at December 31, 2008	$ (359,089)	$ (59,017)	$ (418,106)	$ 210,061	$ (42,503)	$ 167,558

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Unaudited)

	SERIES 11			TOTAL SERIES 7 - 11
	Limited	General		Limited	General
	Partners	Partners	Total	Partners	Partners	Total

Balance at March 31, 2007	$ 1,815,414	$ (28,117)	$ 1,787,297	$ 3,585,698	$ (290,960)	$ 3,294,738

Net Loss	(133,867)	(1,352)	(135,219)	(796,364)	(8,043)	(804,407)

Balance at December 31, 2007	$ 1,681,547	$ (29,469)	$ 1,652,078	$ 2,789,334	$ (299,003)	$ 2,490,331

Balance at March 31, 2008	$ 1,192,925	$ (34,405)	$ 1,158,520	$ 1,440,308	$ (243,943)	$ 1,196,365

Net (Loss) Income	(367,132)	(3,708)	(370,840)	(2,080,091)	22,414	(2,057,677)

Distributions	-	-	-	(43,425)	-	(43,425)

Balance at December 31, 2008	$ 825,793	$ (38,113)	$ 787,680	$ (683,208)	$ (221,529)	$ (904,737)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Unaudited)

	SERIES 7		SERIES 8
	2008	2007	2008	2007
Cash Flows from Operating Activities:
Net Loss	$ (305,661)	$ (179,414)	$ (460,292)	$ (203,226)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization	3,761	19,605	8,305	9,616
Impairment Loss on Investment in Project Partnerships	183,299	-	221,243	-
Accreted Interest Income on Investment in Securities	-	(4,635)	-	(4,179)
Discount on Investment in Securities	(1,519)	(697)	(768)	(467)
Equity in (Income) Loss of Project Partnerships	(707)	13,179	45,239	28,553
Gain on Sale of Project Partnerships	(43,425)	-	-	-
Distribution Income	(15,147)	(19,434)	(12,397)	(18,224)
Changes in Operating Assets and Liabilities:
Decrease in Interest Receivable	2,577	1,553	966	1,143
Decrease in Receivable - Other	696	-	-	-
Increase in Payable to General Partners	54,294	60,617	100,818	63,222
Net Cash Used in Operating Activities	(121,832)	(109,226)	(96,886)	(123,562)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	21,166	19,552	12,868	19,489
Net Proceeds from Sale of Project Partnerships	43,425	-	-	-
Redemption of Investment Securities	200,000	203,000	75,000	127,000
Purchase of Investment Securities	(160,337)	(200,266)	(80,169)	(75,100)
Net Cash Provided by Investing Activities	104,254	22,286	7,699	71,389

Cash Flows from Financing Activities:
Distributions Paid to Limited Partners	(43,347)	-	(67,964)	-
Net Cash Used in Financing Activities	(43,347)	-	(67,964)	-

Decrease in Cash and Cash Equivalents	(60,925)	(86,940)	(157,151)	(52,173)
Cash and Cash Equivalents at Beginning of Year	162,586	179,018	252,598	135,130

Cash and Cash Equivalents at End of Period	$ 101,661	$ 92,078	$ 95,447	$ 82,957

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Unaudited)

	SERIES 9		SERIES 10
	2008	2007	2008	2007
Cash Flows from Operating Activities:
Net Loss	$ (361,854)	$ (162,617)	$ (559,030)	$ (123,931)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization	7,533	9,039	15,686	18,080
Impairment Loss on Investment in Project Partnerships	173,523	-	478,793	-
Accreted Interest Income on Investment in Securities	(2,172)	(4,096)	(3,855)	(5,355)
Discount on Investment in Securities	(308)	(451)	(472)	(379)
Equity in Loss (Income) of Project Partnerships	72,322	56,388	(1,770)	43,828
Distribution Income	(4,545)	(4,603)	(5,075)	(2,129)
Changes in Operating Assets and Liabilities:
Decrease in Interest Receivable	1,288	1,140	644	911
Increase in Payable to General Partners	32,948	34,195	22,546	23,274
Net Cash Used in Operating Activities	(81,265)	(71,005)	(52,533)	(45,701)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	7,128	6,327	14,193	8,791
Redemption of Investment Securities	100,000	127,000	50,000	101,000
Purchase of Investment Securities	(34,641)	(100,133)	(49,487)	(50,066)
Net Cash Provided by Investing Activities	72,487	33,194	14,706	59,725

(Decrease) Increase in Cash and Cash Equivalents	(8,778)	(37,811)	(37,827)	14,024
Cash and Cash Equivalents at Beginning of Year	64,247	70,044	79,049	40,351

Cash and Cash Equivalents at End of Period	$ 55,469	$ 32,233	$ 41,222	$ 54,375

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Unaudited)

	SERIES 11		TOTAL SERIES 7 - 11
	2008	2007	2008	2007
Cash Flows from Operating Activities:
Net Loss	$ (370,840)	$ (135,219)	$ (2,057,677)	$ (804,407)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization	21,735	25,122	57,020	81,462
Impairment Loss on Investment in Project Partnerships	190,666	-	1,247,524	-
Accreted Interest Income on Investment in Securities	(4,517)	(6,356)	(10,544)	(24,621)
Discount on Investment in Securities	(1,242)	(537)	(4,309)	(2,531)
Equity in Loss of Project Partnerships	102,603	62,171	217,687	204,119
Gain on Sale of Project Partnerships	-	-	(43,425)	-
Distribution Income	(2,182)	(2,182)	(39,346)	(46,572)
Changes in Operating Assets and Liabilities:
Decrease in Interest Receivable	1,610	1,363	7,085	6,110
Decrease in Receivable - Other	-	-	696	-
Increase in Payable to General Partners	21,339	19,444	231,945	200,752
Net Cash Used in Operating Activities	(40,828)	(36,194)	(393,344)	(385,688)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	4,667	3,969	60,022	58,128
Net Proceeds from Sale of Project Partnerships	-	-	43,425	-
Redemption of Investment Securities	125,000	152,000	550,000	710,000
Purchase of Investment Securities	(129,655)	(125,166)	(454,289)	(550,731)
Net Cash Provided by Investing Activities	12	30,803	199,158	217,397

Cash Flows from Financing Activities:
Distributions Paid to Limited Partners	-	-	(111,311)	-
Net Cash Used in Financing Activities	-	-	(111,311)	-

Decrease in Cash and Cash Equivalents	(40,816)	(5,391)	(305,497)	(168,291)
Cash and Cash Equivalents at Beginning of Year	81,179	53,170	639,659	477,713

Cash and Cash Equivalents at End of Period	$ 40,363	$ 47,779	$ 334,162	$ 309,422

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008
(Unaudited)

NOTE 1 - ORGANIZATION:

Gateway Tax Credit Fund III Ltd. (“Gateway”), a Florida Limited Partnership, was formed October 17, 1991 under the laws of Florida.  Gateway offered its limited partnership interests in Series (“Series”).  The first Series for Gateway is Series 7.  Operations commenced on July 16, 1992 for Series 7, January 4, 1993 for Series 8, September 30, 1993 for Series 9, January 21, 1994 for Series 10 and April 29, 1994 for Series 11.  Each Series invests, as a limited partner, in other limited partnerships (“Project Partnerships”), each of which owns and operates apartment complexes eligible for Low-Income Housing Tax Credits (“Tax Credits”), provided for in Section 42 of the Internal Revenue Code of 1986.  Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the limited partnership agreement (the “Agreement”).  As of December 31, 2008, Gateway had received capital contributions of $1,000 from the General Partners and $36,799,000 from the investor Limited Partners.

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

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss.  As part of its analysis, Gateway has historically considered the residual value of the Project Partnerships as one key component of its estimate of future cash flows.  During the quarter ended December 31, 2008, as a direct result of the deterioration that occurred within the United States financial markets and more specifically, its negative impact on the Tax Credit market, Gateway has concluded that any residual value of the Project Partnerships in the present Tax Credit market conditions cannot be practicably determined.  As a result, Gateway has eliminated estimates of residual value of the Project Partnerships from the recoverability portion of its impairment analysis.  Accordingly, in the quarter ended December 31, 2008, impairment expense of $1,146,287 was recognized in the Statement of Operations, comprised of $157,405 in Series 7, $221,243 in Series 8, $173,523 in Series 9, $403,450 in Series 10, and $190,666 in Series 11.  Impairment expense for the nine months ended December 31, 2008 totaled $1,247,524, comprised of $183,299 in Series 7, $221,243 in Series 8, $173,523 in Series 9, $478,793 in Series 10, and $190,666 in Series 11.  No impairment expense was recognized for the nine-month period ended December 31, 2007.  For the fiscal year ended March 31, 2008, impairment expense was recognized in the Statement of Operations in the following Series and in the following amounts:  Series 7 - $99,867, Series 8 - $31,346, Series 10 - $376,185, and Series 11 - $454,605.  The total impairment expense for all Series in Gateway for fiscal year 2008 was $962,003.  Refer to Note 5 – Investments in Project Partnerships for further details regarding the components of the Investments in Project Partnerships balance.  Gateway is continuing to execute its process of disposition of its interest in Project Partnerships that have reached the end of their Tax Credit compliance period, refer to Note 6 – Summary of Disposition Activities for the most recent update of those on-going activities.

Gateway, as a limited partner in the Project Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance and continued eligibility of Tax Credits.  If the cost of operating a property exceeds the rental income earned thereon, Gateway may deem it in its best interest to voluntarily provide funds in order to protect its investment.  However, Gateway does not guarantee any of the mortgages or other debt of the Project Partnerships.  No such funding to Project Partnerships occurred during each of the nine-month periods ended December 31, 2008 and 2007.

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

Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” which was subsequently revised in December 2003.  Gateway has adopted FIN 46 and applied its requirements to all Project Partnerships in which Gateway holds an interest.  Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics, (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE.  Gateway’s determination of the primary beneficiary of each VIE requires judgment and is based on an analysis of all relevant facts and circumstances including: (1) the existence of a principal-agency relationship between the limited partner and the general partner, (2) the relationship and significance of the activities of the VIE to each partner, (3) each partner’s exposure to the expected losses of the VIE, and (4) the design of the VIE.  In the design of Project Partnership VIEs, the overriding concept centers around the premise that the limited partner invests solely for tax attributes associated with the property held by the VIE, while the general partner of the project partnership is responsible for overseeing its operations.  Based upon its analysis of all the relevant facts and considerations, Gateway has concluded that in those instances where the Project Partnership interests are determined to be VIEs, the general partner of the Project Partnership is more closely associated with the Project Partnership than the limited partner (Gateway) and therefore, Gateway is not the primary beneficiary.

Gateway holds variable interests in 123 VIEs, which consist of Project Partnerships, of which Gateway is not the primary beneficiary.  Five of Gateway’s Project Partnership investments have been determined not to be VIEs.  Gateway’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to Gateway’s capital contributions to and receivables from those VIEs, which is $25,148,176 at December 31, 2008.  Gateway may be subject to additional losses to the extent of any financial support that Gateway voluntarily provides to those Project Partnerships in the future.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, was issued in July 2006 and interprets SFAS No. 109, Accounting for Income Taxes.  FIN 48 requires all taxpayers to analyze all material positions they have taken or plan to take in all tax returns that have been filed or should have been filed with all taxing authorities for all years still subject to challenge by those taxing authorities.  If the position taken is “more-likely-than-not” to be sustained by the taxing authority on its technical merits and if there is more than a 50% likelihood that the position would be sustained if challenged and considered by the highest court in the relevant jurisdiction, the tax consequences of that position should be reflected in the taxpayer’s GAAP financial statements.  Earlier proposed interpretations of SFAS 109 had recommended a “probable” standard for recognition of tax consequences rather than the “more-likely-than-not” standard finally adopted.

Because Gateway is a pass-through entity and is not required to pay income taxes, FIN 48 does not currently have any impact on its financial statements.  On December 30, 2008, the FASB issued FASB Staff Position (FSP) No. FIN 48-3:  Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises, which defers the effective date of Interpretation 48 for nonpublic enterprises included within the scope of FSP No. FIN 48-3 to the annual financial statements for fiscal years beginning after December 15, 2008.  The deferred effective date is intended to give the Board additional time to develop guidance on the application of Interpretation 48 by pass-through entities and not-for-profit organizations.  Gateway may modify its disclosures if the FASB’s guidance regarding application of FIN 48 to pass-through entities changes.

Basis of Preparation

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles.  These statements should be read in conjunction with the financial statements and notes thereto included with Gateway's report on Form 10-K for the year ended March 31, 2008 and any amendments thereto.  In the opinion of management, these financial statements include adjustments, consisting only of normal recurring adjustments, necessary to fairly summarize Gateway's financial position and results of operations.  The results of operations for the periods may not be indicative of the results to be expected for the year.

NOTE 3 - INVESTMENT IN SECURITIES:

The December 31, 2008 Balance Sheet includes Gateway Securities at cost, plus accreted interest income or accreted discounts in the case of U.S. Treasury Notes, as applicable, of $73 for Series 7, $36 for Series 8, $28,845 for Series 9, $48,117 for Series 10 and $54,977 for Series 11.  The March 31, 2008 Balance Sheet includes Gateway Securities at cost, plus accreted interest income or unamortized premiums in the case of U.S. Treasury Notes, as applicable, of $2,577 for Series 7, $966 for Series 8, $27,975 for Series 9, $44,885 for Series 10 and $52,011 for Series 11.  The Gateway Securities are commonly held in a brokerage account maintained at Raymond James and Associates, Inc., an affiliate of the General Partners.  A separate accounting is maintained for each Series’ share of the investments.

	Series 7		Series 8
	December 31, 2008	March 31, 2008	December 31, 2008	March 31, 2008
Amortized Cost	$ 161,927	$ 202,647	$ 80,964	$ 75,993
Gross Unrealized Gain (Loss)	73	(803)	36	(301)

Fair Value	$ 162,000	$ 201,844	$ 81,000	$ 75,692

	Series 9		Series 10
	December 31, 2008	March 31, 2008	December 31, 2008	March 31, 2008
Amortized Cost	$ 81,603	$ 145,770	$ 123,569	$ 120,399
Gross Unrealized Gain	392	1,540	2,277	4,453

Fair Value	$ 81,995	$ 147,310	$ 125,846	$ 124,852

	Series 11		Total Series 7 – 11
	December 31, 2008	March 31, 2008	December 31, 2008	March 31, 2008
Amortized Cost	$ 213,070	$ 204,266	$ 661,133	$ 749,075
Gross Unrealized Gain	3,761	6,086	6,539	10,975

Fair Value	$ 216,831	$ 210,352	$ 667,672	$ 760,050

As of December 31, 2008, the cost plus accreted interest and discounts of debt securities by contractual maturities is as follows:

	Series 7	Series 8	Series 9
Due within 1 year	$ 161,927	$ 80,964	$ 81,603
After 1 year through 5 years	-	-	-
Total Amount Carried on Balance Sheet	$ 161,927	$ 80,964	$ 81,603

	Series 10	Series 11	Total
Due within 1 year	$ 86,140	$ 172,609	$ 583,243
After 1 year through 5 years	37,429	40,461	77,890
Total Amount Carried on Balance Sheet	$ 123,569	$ 213,070	$ 661,133

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

For the nine months ended December 31, 2008 and 2007, the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

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

	2008	2007
Series 7	$ 61,295	$ 64,197
Series 8	64,716	66,765
Series 9	36,630	36,801
Series 10	25,188	25,152
Series 11	21,264	21,445
Total	$ 209,093	$ 214,360

General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis.  This expense is included in the Statements of Operations.

	2008	2007
Series 7	$ 88,029	$ 88,799
Series 8	98,757	97,906
Series 9	56,432	54,645
Series 10	35,270	34,153
Series 11	28,216	27,323
Total	$ 306,704	$ 302,826

NOTE 5 – INVESTMENTS IN PROJECT PARTNERSHIPS:

As of December 31, 2008, Gateway had acquired a 99% interest in the profits, losses, and Tax Credits as a limited partner in Project Partnerships (Series 7 - 35, Series 8 - 42, and Series 9 - 24) which own and operate government assisted multi-family housing complexes.  Cash flows from operations are allocated according to each Project Partnership agreement.  Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

	SERIES 7		SERIES 8		SERIES 9
	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,
	2008	2008	2008	2008	2008	2008
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$ 6,861,114	$ 7,732,089	$ 7,400,711	$ 7,400,711	$ 4,914,116	$ 4,914,116

Loan receivable from Project Partnerships	-	-	24,220	24,220	-	-

Cumulative equity in losses of Project
Partnerships (1) (2)	(6,402,875)	(7,331,807)	(7,340,840)	(7,295,601)	(4,550,718)	(4,478,396)

Cumulative distributions received from
Project Partnerships	(250,376)	(258,366)	(184,326)	(183,855)	(166,621)	(164,038)

Investment in Project Partnerships before
Adjustment	207,863	141,916	(100,235)	(54,525)	196,777	271,682

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	703,733	793,335	536,715	536,715	244,087	244,087
Accumulated amortization of acquisition
fees and expenses	(267,265)	(281,846)	(162,617)	(154,312)	(103,009)	(95,476)

Reserve for Impairment of Investment in
Project Partnerships	(552,557)	(369,258)	(252,589)	(31,346)	(301,055)	(127,532)

Investments in Project Partnerships	$ 91,774	$ 284,147	$ 21,274	$ 296,532	$ 36,800	$ 292,761

(1) In accordance with Gateway's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $5,463,274 in Series 7, $7,480,870 in Series 8, and $2,725,298 in Series 9 for the period ended December 31, 2008; and cumulative suspended losses of $5,952,195 in Series 7, $6,687,886 in Series 8, and $2,389,400 in Series 9 for the year ended March 31, 2008 are not included.

(2) In accordance with Gateway's accounting policy to apply equity in losses of Project Partnerships to receivables from Project Partnerships, $24,220 in losses are included in Series 8 as of December 31, 2008 and March 31, 2008.  (See discussion of EITF 98-13 in Note 2 - Significant Accounting Policies.)

NOTE 5 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

As of December 31, 2008, Gateway had acquired a 99% interest in the profits, losses, and Tax Credits as a limited partner in Project Partnerships (Series 10 - 15 and Series 11 - 12) which own and operate government assisted multi-family housing complexes.  Cash flows from operations are allocated according to each Project Partnership agreement.  Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

	SERIES 10		SERIES 11		TOTAL SERIES 7 - 11
	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,
	2008	2008	2008	2008	2008	2008
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$ 3,914,672	$ 3,914,672	$ 4,128,042	$ 4,128,042	$ 27,218,655	$ 28,089,630

Loan receivable from Project Partnerships	-	-	-	-	24,220	24,220

Cumulative equity in losses of Project
Partnerships (1)	(2,505,833)	(2,507,603)	(1,814,499)	(1,711,896)	(22,614,765)	(23,325,303)

Cumulative distributions received from
Project Partnerships	(229,840)	(220,722)	(191,594)	(189,109)	(1,022,757)	(1,016,090)

Investment in Project Partnerships before
Adjustment	1,178,999	1,186,347	2,121,949	2,227,037	3,605,353	3,772,457

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	196,738	196,738	290,335	290,335	1,971,608	2,061,210
Accumulated amortization of acquisition
fees and expenses	(147,200)	(131,514)	(203,227)	(181,492)	(883,318)	(844,640)

Reserve for Impairment of Investment in
Project Partnerships	(1,057,801)	(579,008)	(1,591,394)	(1,400,728)	(3,755,396)	(2,507,872)

Investments in Project Partnerships	$ 170,736	$ 672,563	$ 617,663	$ 935,152	$ 938,247	$ 2,481,155

(1) In accordance with Gateway's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $640,744 in Series 10 and $1,170,025 in Series 11 for the period ended December 31, 2008; and cumulative suspended losses of $489,099 in Series 10 and $1,051,744 in Series 11 for the year ended March 31, 2008 are not included.

NOTE 5 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 7 and Series 8 as of September 30 and the respective summarized statements of operations for the nine months ended September 30 of each year:

	SERIES 7		SERIES 8 (1)
	2008	2007	2008	2007
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 4,924,546	$ 4,813,755	$ 4,726,966	$ 4,921,112
Investment properties, net	20,739,161	24,891,149	24,071,468	26,149,940
Other assets	22,535	37,862	307,004	66,176
Total assets	$ 25,686,242	$ 29,742,766	$ 29,105,438	$ 31,137,228

Liabilities and Partners' Deficit:
Current liabilities	$ 824,092	$ 469,241	$ 1,570,652	$ 938,778
Long-term debt	30,700,844	35,409,985	35,854,400	37,297,268
Total liabilities	31,524,936	35,879,226	37,425,052	38,236,046

Partners' deficit
Limited Partner	(5,434,990)	(5,724,185)	(7,615,127)	(6,348,310)
General Partners	(403,704)	(412,275)	(704,487)	(750,508)
Total partners' deficit	(5,838,694)	(6,136,460)	(8,319,614)	(7,098,818)

Total liabilities and partners' deficit	$ 25,686,242	$ 29,742,766	$ 29,105,438	$ 31,137,228

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 3,591,392	$ 4,025,469	$ 4,056,111	$ 4,094,808
Expenses:
Operating expenses	2,519,353	2,660,382	3,213,272	2,596,395
Interest expense	490,088	567,685	575,791	610,654
Depreciation and amortization	962,452	1,106,418	1,116,489	1,136,208

Total expenses	3,971,893	4,334,485	4,905,552	4,343,257

Net loss	$ (380,501)	$ (309,016)	$ (849,441)	$ (248,449)

Other partners' share of net loss	$ (3,805)	$ (3,089)	$ (11,218)	$ (2,878)

Gateway's share of net loss	$ (376,696)	$ (305,927)	$ (838,223)	$ (245,571)
Suspended losses	377,403	292,748	792,984	217,018

Equity in Income (Loss) of Project Partnerships	$ 707	$ (13,179)	$ (45,239)	$ (28,553)

NOTE 5 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

(1)    As discussed in Note 4, an affiliate of the General Partner (Value Partners, Inc.) is the operating general partner in one of the Project Partnerships included in Series 8 above (Logan Heights).  The Logan Heights Project Partnership is not consolidated in Gateway's financial statements as Gateway's investment in Logan Heights is accounted for under the equity method.  The information below is included for related party disclosure purposes.  The Project Partnership's financial information for the periods ending September 2008 and September 2007 is as follows:

	September 2008	September 2007
Total Assets	$ 486,093	$ 513,414
Total Liabilities	809,698	806,826
Gateway Deficit	(291,720)	(176,649)
Other Partner's Deficit	(31,885)	(116,763)
Total Revenue	86,151	84,287
Net Loss	$ (19,910)	$ (8,168)

NOTE 5 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 9 and Series 10 as of September 30 and the respective summarized statements of operations for the nine months ended September 30 of each year:

	SERIES 9		SERIES 10
	2008	2007	2008	2007
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 2,439,986	$ 2,402,583	$ 2,166,482	$ 2,032,086
Investment properties, net	14,570,885	15,219,253	11,251,037	11,541,980
Other assets	50,426	22,886	20,578	13,381
Total assets	$ 17,061,297	$ 17,644,722	$ 13,438,097	$ 13,587,447

Liabilities and Partners' Equity (Deficit):
Current liabilities	$ 478,090	$ 94,021	$ 430,866	$ 230,389
Long-term debt	19,584,456	19,818,860	12,931,615	12,982,207
Total liabilities	20,062,546	19,912,881	13,362,481	13,212,596

Partners' equity (deficit)
Limited Partner	(2,595,966)	(1,902,977)	534,959	802,441
General Partners	(405,283)	(365,182)	(459,343)	(427,590)
Total partners' equity (deficit)	(3,001,249)	(2,268,159)	75,616	374,851

Total liabilities and partners' equity (deficit)	$ 17,061,297	$ 17,644,722	$ 13,438,097	$ 13,587,447

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 2,129,679	$ 2,072,220	$ 1,475,579	$ 1,402,835
Expenses:
Operating expenses	1,651,433	1,350,412	1,103,057	924,779
Interest expense	302,572	311,489	166,482	170,932
Depreciation and amortization	588,017	581,196	359,554	349,431

Total expenses	2,542,022	2,243,097	1,629,093	1,445,142

Net loss	$ (412,343)	$ (170,877)	$ (153,514)	$ (42,307)

Other partners' share of net loss	$ (4,123)	$ (1,709)	$ (3,639)	$ (902)

Gateway's share of net loss	$ (408,220)	$ (169,168)	$ (149,875)	$ (41,405)
Suspended (unsuspended) losses	335,898	112,780	151,645	(2,423)

Equity in (Loss) Income of Project Partnerships	$ (72,322)	$ (56,388)	$ 1,770	$ (43,828)

NOTE 5 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 11 and Total Series 7 - 11 as of September 30 and the respective summarized statements of operations for the nine months ended September 30 of each year:

	SERIES 11		TOTAL SERIES 7 - 11
	2008	2007	2008	2007
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 1,236,176	$ 1,175,479	$ 15,494,156	$ 15,345,015
Investment properties, net	9,514,690	9,935,511	80,147,241	87,737,833
Other assets	274,783	272,127	675,326	412,432
Total assets	$ 11,025,649	$ 11,383,117	$ 96,316,723	$ 103,495,280

Liabilities and Partners' Equity (Deficit):
Current liabilities	$ 393,023	$ 148,332	$ 3,696,723	$ 1,880,761
Long-term debt	10,035,475	10,300,844	109,106,790	115,809,164
Total liabilities	10,428,498	10,449,176	112,803,513	117,689,925

Partners' equity (deficit)
Limited Partner	955,016	1,242,814	(14,156,108)	(11,930,217)
General Partners	(357,865)	(308,873)	(2,330,682)	(2,264,428)
Total partners' equity (deficit)	597,151	933,941	(16,486,790)	(14,194,645)

Total liabilities and partners' equity (deficit)	$ 11,025,649	$ 11,383,117	$ 96,316,723	$ 103,495,280

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 1,330,562	$ 1,266,752	$ 12,583,323	$ 12,862,084
Expenses:
Operating expenses	1,001,486	872,192	9,488,601	8,404,160
Interest expense	159,495	159,581	1,694,428	1,820,341
Depreciation and amortization	397,273	373,065	3,423,785	3,546,318

Total expenses	1,558,254	1,404,838	14,606,814	13,770,819

Net loss	$ (227,692)	$ (138,086)	$ (2,023,491)	$ (908,735)

Other partners' share of net loss	$ (6,808)	$ (5,730)	$ (29,593)	$ (14,308)

Gateway's share of net loss	$ (220,884)	$ (132,356)	$ (1,993,898)	$ (894,427)
Suspended losses	118,281	70,185	1,776,211	690,308

Equity in Loss of Project Partnerships	$ (102,603)	$ (62,171)	$ (217,687)	$ (204,119)

NOTE 6 – SUMMARY OF DISPOSITION ACTIVITIES:

Gateway at one time held investments in 133 Project Partnerships (39 in Series 7, 43 in Series 8, 24 in Series 9, 15 in Series 10, and 12 in Series 11).  As of December 31, 2008, Gateway has sold its interest in 5 Project Partnerships (4 in Series 7 and 1 in Series 8).  A summary of the sale transactions for the Project Partnerships sold during the current fiscal year-to-date and previous fiscal year are summarized below:

Fiscal Year 2009 Disposition Activity:

Series 7

Transaction			Net Proceeds	Gain (Loss)
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	on Disposal
September 2008	Cedar Hollow Apartments	$ 9,741	$ 0.94	$ 9,741
September 2008	Sunrise I Apartments	14,741	1.42	14,741
September 2008	Burbank Apartments	9,502	0.91	9,502
September 2008	Walnut Apartments	9,441	0.91	9,441
				$ 43,425

The net proceeds per LP unit from the sale of Cedar Hollow Apartments, Sunrise I Apartments, Burbank Apartments, and Walnut Apartments were distributed to the Series 7 Limited Partners in December 2008.

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

NOTE 7 – SIGNIFICANT EQUITY INVESTEES:

Certain Project Partnerships constitute 20% or more of assets, equity or income (loss) from continuing operations of the respective Series in which they are held (“Significant Project Partnerships”).  In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized results of operations as of September 30, 2008 for each Significant Project Partnership.

Series 7
	Cardinal Apartments
Rental and other income	$ 68,367
Gross profit	21,830
Net loss from continuing operations	(1,809)
Net loss	$ (1,809)

Series 11
	Creekstone Apartments, L.P.	Magnolia Place Apartments, L.P.
Rental and other income	$ 171,716	$ 107,600
Gross profit	29,725	23,499
Net loss from continuing operations	(22,263)	(8,163)
Net loss	$ (22,263)	$ (8,163)

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

Distribution income arises from any cash distributions received from Project Partnerships which have a zero investment balance for financial reporting purposes.  Distribution income decreased from $46,572 for the nine months ended December 31, 2007 to $39,346 for the nine months ended December 31, 2008 (a decrease of $7,226, or 15.5%).  Interest income decreased from $62,716 for the nine months ended December 31, 2007 to $27,713 for the nine months ended December 31, 2008 (a decrease of $35,003, or 56%).  Equity in Loss of Project Partnerships increased $13,568 from $204,119 for the nine months ended December 31, 2007 to $217,687 for the nine months ended December 31, 2008.  The decrease in distribution income for the nine months ended December 31, 2008 is a result of differences in the timing of distribution payments by the Project Partnerships.  The decrease in interest income for the nine months ended December 31, 2008 is a result of the decrease in Cash and Investments in Securities as compared to the prior year, as well as decreases in the interest rates being earned on these funds.  Equity in Loss of Project Partnerships increased for the nine months ended December 31, 2008 as compared to the nine months ended December 31, 2007 because of an increase in the amount of non-suspended losses from Gateway’s share of the net loss from Project Partnerships.  Because Gateway utilizes the equity method of accounting for its Project Partnerships, income or losses from Project Partnerships with a zero investment balance are not recognized in the Statement of Operations.  For the nine months ended September 30, 2008 (Project Partnership financial information is on a three-month lag), Gateway’s share of the net loss was $1,993,898, of which $1,776,211 was suspended.  For the nine months ended September 30, 2007, Gateway’s share of the net loss was $894,427, of which $690,308 was suspended.

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

Total expenses of Gateway were $1,950,474 for the nine months ended December 31, 2008, an increase of $1,240,898 as compared to the nine months ended December 31, 2007 total expenses of $709,576.  The increase for the nine months ended December 31, 2008 results from impairment losses on Project Partnership investments, increases in the expense of the General Partner in administering the business of Gateway, and increases in other third party expenses, which are offset by a decrease in amortization.  Amortization decreased from the suspension of amortization due to Project Partnership investment balances reaching zero or the acquisition fees and expense being fully amortized.  Impairment expense is a non-cash charge that reflects a potential decline in the carrying value of Gateway’s interest in Project Partnerships.  Historically, Gateway has considered the residual value of the Project Partnerships as one key component of its estimate of the present value of Gateway’s interest in any of its Project Partnerships.  During the quarter ended December 31, 2008, as a direct result of the deterioration that occurred within the United States financial markets and more specifically, its negative impact on the Tax Credit market, Gateway has concluded that any residual value of the Project Partnerships in the present Tax Credit market conditions cannot be practicably determined.  As a result, in the quarter ended December 31, 2008 Gateway eliminated estimates of residual value of the Project Partnerships from the recoverability portion of its impairment analysis.  Resultantly, non-cash impairment expense for the quarter was incurred.

The sources of funds to pay the expenses of Gateway are cash and cash equivalents and short-term investments which are comprised of U.S. Treasury Security Strips (“Zero Coupon Treasuries”) and U.S Treasury Notes along with the interest earnings thereon, which were purchased with funds set aside for this purpose, and cash distributed to the Series from the operations of the Project Partnerships.  Due to the rent limitations applicable to the Project Partnerships as a result of their qualifying for Tax Credits, Gateway does not expect there to be a significant increases in future rental income of the Project Partnerships.  Therefore, cash distributions from the operations of the Project Partnerships are not expected to increase.  Management believes these sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

For the nine months ended December 31, 2008 the Gain on Sale of Project Partnerships amounted to $43,425.  As more fully discussed herein, four Project Partnership investments have been sold in the first three quarters of fiscal year 2009, and one Project Partnership investment was sold in fiscal year 2008 (recorded during the fourth quarter of fiscal year 2008).  The amount of the gain or loss on a sale of Project Partnerships and the year in which it is recognized on the Statement of Operations is dependent upon the specifics related to each sale or disposition transaction.  Refer to the discussion of each Project Partnership sold in the exit strategy section herein.

The financial performance of each respective Series is summarized as follows:

Series 7 - Gateway closed this series on October 16, 1992 after receiving $10,395,000 from 635 Limited Partner investors.  Equity in Income (Loss) of Project Partnerships increased $13,886 to income of $707 for the nine months ended December 31, 2008 as compared to a loss of $13,179 for the nine months ended December 31, 2007.  For the nine months ended September 30, 2008 and 2007, the Project Partnerships generated a loss of $380,501 and $309,016 on Rental and other income of $3,591,392 and $4,025,469, respectively.  Gateway’s share of the Project Partnerships’ net loss was $376,696 and $305,927 for the nine months ended September 30, 2008 and 2007, of which $377,403 and $292,748 were suspended, respectively.  The suspended losses for the nine months ended September 30, 2008 of $377,403 exceed Gateway’s share of the total net loss of $376,696 because certain Project Partnerships with investment balances generated net income of $707.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $962,452 and $1,106,418 for the nine months ended September 30, 2008 and 2007, respectively.)  As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes until the year of disposition.  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At December 31, 2008, the Series had $101,661 of short-term investments (Cash and Cash Equivalents).  In addition, the Series had $161,927 in U.S. Treasury Notes with a maturity value of $162,000 at January 8, 2009.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $305,661 for the nine months ended December 31, 2008.  However, after considering the Equity in Income of Project Partnerships of $707 and the changes in operating assets and liabilities, net cash used in operating activities was $121,832.  Cash provided by investing activities totaled $104,254 consisting of $21,166 in cash distributions from the Project Partnerships, $43,425 in net proceeds from the Sale of Project Partnerships (refer to the exit strategy section herein for more detailed discussion of these sales of Project Partnerships), and $200,000 from matured U.S. Treasury Notes, offset by $160,337 used to purchase U.S. Treasury Notes in July 2008.  Cash used in financing activities consists of distributions paid to Limited Partners totaling $43,347.

Series 8 - Gateway closed this Series on June 28, 1993 after receiving $9,980,000 from 664 Limited Partner investors.  Equity in Loss of Project Partnerships increased $16,686 to $45,239 for the nine months ended December 31, 2008 as compared to $28,553 for the nine months ended December 31, 2007.  For the nine months ended September 30, 2008 and 2007, the Project Partnerships generated a loss of $849,441 and $248,449 on Rental and other income of $4,056,111 and $4,094,808, respectively.  Gateway’s share of the Project Partnerships’ net loss was $838,223 and $245,571 for the nine months ended September 30, 2008 and 2007, of which $792,984 and $217,018 were suspended, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $1,116,489 and $1,136,208 for the nine months ended September 30, 2008 and 2007, respectively).  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At December 31, 2008, the Series had $95,447 of short-term investments (Cash and Cash Equivalents).  In addition, the Series had $80,964 in U.S. Treasury Notes with a maturity value of $81,000 at January 8, 2009.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

As disclosed on the statement of cash flows, the Series had a net loss of $460,292 for the nine months ended December 31, 2008.  However, after considering the Equity in Loss of Project Partnerships of $45,239 and the changes in operating assets and liabilities, net cash used in operating activities was $96,886.  Cash provided by investing activities totaled $7,699 consisting of $12,868 in cash distributions from the Project Partnerships and $75,000 from matured U.S. Treasury Notes, offset by $80,169 used to purchase U.S. Treasury Notes in July 2008.  Cash used in financing activities consists of distributions paid to Limited Partners totaling $67,964.

Series 9 - Gateway closed this Series on September 30, 1993 after receiving $6,254,000 from 406 Limited Partner investors.  Equity in Loss of Project Partnerships increased $15,934 to $72,322 for the nine months ended December 31, 2008 as compared to $56,388 for the nine months ended December 31, 2007.  For the nine months ended September 30, 2008 and 2007, the Project Partnerships generated a loss of $412,343 and $170,877 on Rental and other income of $2,129,679 and $2,072,220, respectively.  Gateway’s share of the Project Partnerships’ net loss was $408,220 and $169,168, of which $335,898 and $112,780 were suspended, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $588,017 and $581,196 for the nine months ended September 30, 2008 and 2007, respectively.)  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At December 31, 2008, the Series had $55,469 of short-term investments (Cash and Cash Equivalents).  Series 9 also had $46,619 in Zero Coupon Treasuries with annual maturities providing $47,000 in the current fiscal year.  In addition, the Series had $34,984 in U.S. Treasury Notes with a maturity value of $35,000 at January 8, 2009.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $361,854 for the nine months ended December 31, 2008.  However, after considering the Equity in Loss of Project Partnerships of $72,322 and the changes in operating assets and liabilities, net cash used in operating activities was $81,265.  Cash provided by investing activities totaled $72,487 consisting of $7,128 in cash distributions from the Project Partnerships and $100,000 from matured U.S. Treasury Notes, offset by $34,641 used to purchase U.S. Treasury Notes in July 2008.

Series 10 - Gateway closed this Series on January 21, 1994 after receiving $5,043,000 from 325 Limited Partner investors.  Equity in Income (Loss) of Project Partnerships increased $45,598 to income of $1,770 for the nine months ended December 31, 2008 as compared to a loss of $43,828 for the nine months ended December 31, 2007.  For the nine months ended September 30, 2008, the Project Partnerships generated a loss of $153,514 on Rental and other income of $1,475,579.  Gateway’s share of the Project Partnerships’ net loss was $149,875, of which $151,645 was suspended.  For the nine months ended September 30, 2007, the Project Partnerships generated a loss of $42,307 on Rental and other income of $1,402,835.  Gateway’s share of the Project Partnerships’ net loss was $41,405 and an additional $2,423 in losses were unsuspended.  The suspended losses for the nine months ended September 30, 2008 of $151,645 exceed Gateway’s share of the total net loss of $149,875 because certain Project Partnerships with investment balances generated net income of $1,770.  The unsuspended losses for the nine months ended September 30, 2007 of $2,423 are the result of net income of $2,423 being generated by Project Partnerships with a zero investment balance.  Prior suspended losses totaling $2,423 were recognized to offset the income of these Project Partnerships with zero investment balances.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $359,554 and $349,431 for the nine months ended September 30, 2008 and 2007, respectively.)  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At December 31, 2008, the Series had $41,222 of short-term investments (Cash and Cash Equivalents).  Series 10 also had $73,591 in Zero Coupon Treasuries with annual maturities providing $36,000 in the current fiscal year and $40,000 in fiscal year 2010.  In addition, the Series had $49,978 in U.S. Treasury Notes with a maturity value of $50,000 at January 8, 2009.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $559,030 for the nine months ended December 31, 2008.  However, after considering the Equity in Income of Project Partnerships of $1,770 and the changes in operating assets and liabilities, net cash used in operating activities was $52,533.  Cash provided by investing activities totaled $14,706 consisting of $14,193 in cash distributions from the Project Partnerships and $50,000 from matured U.S. Treasury Notes, offset by $49,487 used to purchase U.S. Treasury Notes in July 2008.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Series 11 - Gateway closed this Series on April 29, 1994 after receiving $5,127,000 from 330 Limited Partner investors.  Equity in Loss of Project Partnerships increased $40,432 to $102,603 for the nine months ended December 31, 2008 as compared to $62,171 for the nine months ended December 31, 2007.  For the nine months ended September 30, 2008 and 2007, the Project Partnerships generated a loss of $227,692 and $138,086 on Rental and other income of $1,330,562 and $1,266,752, respectively.  Gateway’s share of the Project Partnerships’ net loss was $220,884 and $132,356, of which $118,281 and $70,185 were suspended, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $397,273 and $373,065 for the nine months ended September 30, 2008 and 2007, respectively.)  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At December 31, 2008, the Series had $40,363 of short-term investments (Cash and Cash Equivalents).  Series 11 also had $82,129 in Zero Coupon Treasuries with annual maturities providing $42,000 in the current fiscal year and $44,000 in fiscal year 2010.  In addition, the Series had $130,941 in U.S. Treasury Notes with a maturity value of $131,000 at January 8, 2009.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $370,840 for the nine months ended December 31, 2008.  However, after considering the Equity in Loss of Project Partnerships of $102,603 and the changes in operating assets and liabilities, net cash used in operating activities was $40,828.  Cash provided by investing activities totaled $12 consisting of $4,667 in cash distributions from the Project Partnerships and $125,000 from matured U.S. Treasury Notes, offset by $129,655 used to purchase U.S. Treasury Notes in July 2008.

Critical Accounting Estimates

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss.  In the quarter ended December 31, 2008, impairment expense of $1,146,287 was recognized in the Statement of Operations, comprised of $157,405 in Series 7, $221,243 in Series 8, $173,523 in Series 9, $403,450 in Series 10, and $190,666 in Series 11.  Impairment expense for the nine months ended December 31, 2008 totaled $1,247,524, comprised of $183,299 in Series 7, $221,243 in Series 8, $173,523 in Series 9, $478,793 in Series 10, and $190,666 in Series 11.  No impairment expense was recognized for the nine-month period ended December 31, 2007.  For the fiscal year ended March 31, 2008, impairment expense was recognized in the Statement of Operations in the following Series and in the following amounts:  Series 7 - $99,867, Series 8 - $31,346, Series 10 - $376,185, and Series 11 - $454,605.  The total impairment expense for all Series in Gateway for fiscal year 2008 was $962,003.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, was issued in July 2006 and interprets SFAS No. 109, Accounting for Income Taxes.  FIN 48 requires all taxpayers to analyze all material positions they have taken or plan to take in all tax returns that have been filed or should have been filed with all taxing authorities for all years still subject to challenge by those taxing authorities.  If the position taken is “more-likely-than-not” to be sustained by the taxing authority on its technical merits and if there is more than a 50% likelihood that the position would be sustained if challenged and considered by the highest court in the relevant jurisdiction, the tax consequences of that position should be reflected in the taxpayer’s GAAP financial statements.  Earlier proposed interpretations of SFAS 109 had recommended a “probable” standard for recognition of tax consequences rather than the “more-likely-than-not” standard finally adopted.

Because Gateway is a pass-through entity and is not required to pay income taxes, FIN 48 does not currently have any impact on its financial statements.  On December 30, 2008, the FASB issued FASB Staff Position (FSP) No. FIN 48-3:  Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises, which defers the effective date of Interpretation 48 for nonpublic enterprises included within the scope of FSP No. FIN 48-3 to the annual financial statements for fiscal years beginning after December 15, 2008.  The deferred effective date is intended to give the Board additional time to develop guidance on the application of Interpretation 48 by pass-through entities and not-for-profit organizations.  Gateway may modify its disclosures if the FASB’s guidance regarding application of FIN 48 to pass-through entities changes.

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

As of December 31, 2008, Gateway holds a limited partner interest in 128 Project Partnerships which own and operate government assisted multi-family housing complexes.  Project investments by Series are as follows:  35 Project Partnerships for Series 7, 42 Project Partnerships for Series 8, 24 Project Partnerships for Series 9, 15 Project Partnerships for Series 10, and 12 Project Partnerships for Series 11.  As of December 31, 2008, 37 of the Project Partnerships have not yet reached the end of their Tax Credit compliance period but will do so in either the year ending December 31, 2009 or December 31, 2010.  As of December 31, 2008, 5 of the Project Partnerships have been sold (4 in Series 7 and 1 in Series 8) and, in accordance with the Gateway partnership agreement, the entire net proceeds received from these sales either have been or will be distributed to the Limited Partners of the respective Series.  Gateway at one time held investments in 133 Project Partnerships (39 in Series 7, 43 in Series 8, 24 in Series 9, 15 in Series 10, and 12 in Series 11).  During the quarter-ended December 31, 2008, Gateway did not sell its interest in any additional Project Partnerships.  The total number of Project Partnerships sold during the current fiscal year-to-date is 4 (all in Series 7).  A summary of the sale transactions for the Project Partnerships sold during the current fiscal year-to-date and previous fiscal year are summarized below:

Fiscal Year 2009 Disposition Activity:

Series 7

Transaction			Net Proceeds	Gain (Loss)
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	on Disposal
September 2008	Cedar Hollow Apartments	$ 9,741	$ 0.94	$ 9,741
September 2008	Sunrise I Apartments	14,741	1.42	14,741
September 2008	Burbank Apartments	9,502	0.91	9,502
September 2008	Walnut Apartments	9,441	0.91	9,441
				$ 43,425

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

The net proceeds per LP unit from the sale of Cedar Hollow Apartments, Sunrise I Apartments, Burbank Apartments, and Walnut Apartments were distributed to the Series 7 Limited Partners in December 2008.

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

Status Update on Unsold Project Partnerships:

The following summarizes the most recent status of the sale/disposal process for the remaining Project Partnership investments held as of December 31, 2008:

Gateway has approved the sale to the general partner of the Project Partnership or a third party:

Series 7

Horton Housing, L.P.	Atoka Properties
Coalgate Properties

These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amounts as approved by Gateway, should all the transactions close without modification, the estimated net proceeds to Gateway from the sales of these Project Partnerships are estimated to be $195,000, or $18.76 per limited partnership unit.  Sales proceeds would be available for distribution to the Series 7 Limited Partners subsequent to the closing of these sales transactions which would most likely occur within the next 36-month period.

Series 8

Antlers Properties	Antlers Properties II
AAA Properties of Bentonville	Meadowview Properties Limited Partnership
Concordia Senior Housing, L.P.	Holdenville Properties
Kirksville Senior Apartments, Limited Partnership	Mountainburg Properties
Wetumka Properties

These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amounts as approved by Gateway, should all the transactions close without modification, the estimated net proceeds to Gateway from the sales of these Project Partnerships are estimated to be $635,000, or $63.63 per limited partnership unit.  Sales proceeds would be available for distribution to the Series 8 Limited Partners subsequent to the closing of these sales transactions which would most likely occur within the next 36-month period.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Series 9

Abernathy Properties	Boxwood Place Properties
Lamar Properties, L.P.	Stilwell Properties III
Jay Properties II

These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amounts as approved by Gateway, should all the transactions close without modification, the estimated net proceeds to Gateway from the sales of these Project Partnerships are estimated to be $305,000, or $48.77 per limited partnership unit.  Sales proceeds would be available for distribution to the Series 9 Limited Partners subsequent to the closing of these sales transactions which would most likely occur within the next 36-month period.

Series 10

Stigler Properties

This approval is subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amount as approved by Gateway, should the transaction close without modification, the estimated net proceeds to Gateway from the sale of this Project Partnership are estimated to be $54,000, or $10.71 per limited partnership unit.  Sales proceeds would be available for distribution to the Series 10 Limited Partners subsequent to the closing of this sales transaction which would most likely occur within the next 36-month period.

Gateway has consented to the general partner granting an option for either the general partner or a third-party to purchase either the Project Partnership Interest or Assets:

Series 7

Pioneer Apartments	Spring Creek Apartments II, L.P.

Should both of these options be exercised, the estimated net sales proceeds to Gateway from the sales transactions are estimated to be $201,000, or $19.34 per limited partnership unit potentially available for distribution to the Series 7 Limited Partners over the next 36 months.  These options to purchase could expire without being exercised which would result in no sales proceeds and remarketing of the Project Partnerships, the results of which are undeterminable.

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

Under the supervision and with the participation of the Managing General Partner’s management, including the Chief Executive Officer and Chief Financial Officer, Gateway has evaluated the effectiveness of its disclosure controls and procedures applicable to each of the Series as well as to the total partnership pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures applicable to each of the Series as well as to the total partnership are effective.  There were no changes in Gateway’s internal control over financial reporting during the nine months ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, Gateway’s internal control over financial reporting.

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

Not applicable to this report.

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

GATEWAY TAX CREDIT FUND III, LTD.
(A Florida Limited Partnership)
By: Raymond James Tax Credit Funds, Inc.
(the Managing General Partner)

Date: February 19, 2009	By:/s/ Ronald M. Diner
Ronald M. Diner
President

Date: February 19, 2009	By:/s/ Jonathan Oorlog
Jonathan Oorlog
Vice President and Chief Financial Officer

Date: February 19, 2009	By:/s/ Sandra C. Humphreys
Sandra C. Humphreys
Secretary and Treasurer