Form 10-K
period 2009-03-31
GATEWAY TAX CREDIT FUND III LTD
filed 2009-06-29
CIK 881716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________to__________

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

Title of Each Class
Units of Limited Partnership Interest

Number of Record Holders
Title of Class	as of March 31, 2009
Limited Partnership Interest	2,071
General Partner Interest	2

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES [ ]	NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES [ ]	NO [X]

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

Gateway is engaged in only one industry segment, to acquire limited partnership interests in unaffiliated limited partnerships (“Project Partnerships”), each of which owns and operates one or more apartment complexes eligible for Low-Income Housing Tax Credits (“Tax Credits”) under Section 42 of the Internal Revenue Code, received over a ten year period.  Subject to certain limitations, Tax Credits may be used by Gateway's investors to reduce their income tax liability generated from other income sources.  Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of its Limited Partnership Agreement.  As of March 31, 2009, Gateway received capital contributions of $1,000 from the General Partners and from the Limited Partners: $10,395,000 in Series 7, $9,980,000 from Series 8, $6,254,000 from Series 9, $5,043,000 from Series 10 and $5,127,000 from Series 11.

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

Operating profits and losses, cash distributions from operations and Tax Credits are allocated 99% to the Limited Partners and 1% to the General Partners.  Profit or loss and cash distributions from sales of properties will be allocated as described in the Limited Partnership Agreement.

Gateway initially held investments in 133 Project Partnerships.  As more fully described in Item 7 herein, Gateway is presently in the process of disposing of its interests in Project Partnerships which have reached the end of their fifteen-year Tax Credit compliance period.  As of March 31, 2009, 5 Project Partnerships once held by Gateway have been sold.  Project Partnership investments held by Series as of March 31, 2009 are as follows:  35 Project Partnerships for Series 7, 42 Project Partnerships for Series 8, 24 Project Partnerships for Series 9, 15 Project Partnerships for Series 10 and 12 Project Partnerships for Series 11.  Gateway acquired its interests in the Project Partnerships by becoming a limited partner in the Project Partnerships that own the properties.  As of March 31, 2009, the capital received for each Series was fully invested in Project Partnerships and management plans no new Project Partnership acquisitions.

The primary source of funds from the inception of each Series has been the capital contributions from Limited Partner investors.  Gateway’s operating costs are funded using the reserves established for this purpose, the interest earned on these reserves and distributions received from Project Partnerships.  Gateway has also received proceeds from the sale of Project Partnerships and made corresponding cash distributions to Assignees.

All but eight of the Project Partnerships are financed with mortgage loans from the Farmers Home Administration (now called United States Department of Agriculture - Rural Development) (“USDA-RD”) under Section 515 of the Housing Act of 1949.  These mortgage loans are made at low interest rates for multi-family housing in rural and suburban areas, with the requirement that the interest savings be passed on to low income tenants in the form of lower rents.  A significant portion of the project partnerships also receive rental assistance from USDA-RD to subsidize certain qualifying tenants.  One Project Partnership in Series 7 received conventional financing.  One Project Partnership in Series 9, two Project Partnerships in Series 10 and one Project Partnership in Series 11 are fully financed through the HOME Investment Partnerships Program.  These HOME Program loans provide financing at rates of 0 % to 0.5% for a period of 15 to 42 years.  One Project Partnership in Series 11 is partially financed by HOME.  Two Project Partnerships in Series 11 received conventional financing.

Risks related to the operations of Gateway are described in detail on pages 29 through 38 of the Prospectus, as supplemented, contained in the Registration Statement, File No. 33-44238 (“Prospectus”), under the Caption “Risk Factors” which is incorporated herein by reference.

Item 1.  Business (Continued)

The investment objectives of Gateway are to:

1)   Provide tax benefits to Limited Partners in the form of Tax Credits during the period in which each Project is eligible to claim Tax Credits;
2)   Preserve and protect the capital of each Series.

The investment objectives and policies of Gateway are described in detail on pages 39 through 47 of the Prospectus under the caption “Investment Objectives and Policies” which is incorporated herein by reference.

Gateway's goal is to invest in a diversified portfolio of Project Partnerships located in rural and suburban locations with a high demand for low income housing.  As of March 31, 2009 each Series' investor capital contributions were successfully invested in Project Partnerships which met the investment criteria.  The Tax Credits have been provided to Gateway’s investors and the fifteen year Tax Credit compliance period has expired for most of the Project Partnerships (see further information in the Exit Strategy discussion below).  Gateway is now in the process of disposing of its remaining interests and distributing proceeds from those sales to the Limited Partners.  Gateway’s objective is to sell Gateway’s interests in Project Partnerships which have exited the Tax Credit compliance period for fair market value and ultimately, liquidate the Project Partnerships and in turn liquidate Gateway.

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

Of the original 133 Project Partnership investments, 96 Project Partnerships have reached the end of their Tax Credit compliance period as of December 31, 2008 and those 37 Project Partnerships that have yet to reach the end of the Tax Credit compliance period will do so during either the year ending December 31, 2009 or December 31, 2010.  As of March 31, 2009, 5 of the Project Partnership investments have been sold and, in accordance with the Gateway partnership agreement, the entire net proceeds received from these sales either have been or will be distributed to the Limited Partners of those Series.  On a cumulative basis as of March 31, 2009, $43,347 of net sales proceeds representing $4.17 per Limited Partner unit in Series 7 and $67,964 of net sales proceeds representing $6.81 per Limited Partner unit in Series 8 have been distributed to the Limited Partners of the respective Series.

When Project Partnerships reach the end of their Tax Credit compliance period, Gateway initiates a process of disposing of its investments in the Project Partnerships.  The objective is to sell Gateway’s interest in such properties for fair market value and ultimately, liquidate the Project Partnerships and in turn, when Gateway’s last Project Partnership investment is sold, liquidate Gateway.

Item 1A.  Risk Factors

Gateway, as a limited partner in the Project Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance and continued eligibility of Tax Credits.  If the cost of operating a property exceeds the rental income earned thereon, Gateway may deem it in its best interest to voluntarily provide funds in order to protect its investment.  No such contributions have been made during fiscal year 2009, 2008 or 2007.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Gateway holds an interest in properties through its limited partnership investments in Project Partnerships.  The largest single net investment as of March 31, 2009 in a Project Partnership for each respective Series is:  Series 7, one Project Partnership investment constitutes 26.4% of the Series' total assets, Series 8, one Project Partnership investment constitutes 6.9% of the Series’ total assets, Series 9, one Project Partnership investment constitutes 6.8% of the Series’ total assets, Series 10, one Project Partnership investment constitutes 19.5% of the Series’ total assets, and Series 11, one Project Partnership constitutes 25.8% of the Series’ total assets.  The following table provides certain summary information regarding the Project Partnerships in which Gateway held an interest as of December 31, 2008 (the Project Partnerships’ financial information contained herein is reported on a 3-month lag):

SERIES 7
PARTNERSHIP	LOCATION OF PROPERTY	# OF UNITS	DATE ACQUIRED	PROPERTY COST	OCCUPANCY RATE

Nottingham	Pisgah, AL	18	6/92	779,397	100%
Mountain City	Mountain City, TN	40	8/92	1,690,779	95%
Washington	Bloomfield, NE	24	9/92	990,152	63%
BrookStone	McCaysville, GA	40	9/92	1,460,697	100%
Tazewell	New Tazewell, TN	44	9/92	1,785,033	100%
N. Irvine	Irvine, KY	24	9/92	1,031,363	96%
Horton	Horton, KS	24	9/92	932,540	88%
Manchester	Manchester, GA	42	9/92	1,474,516	100%
Waynesboro	Waynesboro, GA	24	9/92	819,270	100%
Lakeland II	Lakeland, GA	30	9/92	1,009,647	93%
Mt. Vernon	Mt. Vernon, GA	24	9/92	900,526	83%
Meadow Run	Dawson, GA	48	9/92	1,744,840	90%
Spring Creek II	Quitman, GA	24	9/92	808,475	88%
Warm Springs	Warm Springs, GA	22	9/92	822,692	100%
Blue Ridge	Blue Ridge, GA	41	9/92	1,339,143	98%
Pioneer	Mountain View, AR	48	9/92	1,520,673	94%
Dilley	Dilley, TX	28	9/92	890,965	100%
Elsa	Elsa, TX	40	9/92	1,342,015	100%
Clinch View	Gate City, VA	42	9/92	1,877,280	98%
Jamestown	Jamestown, TN	40	9/92	1,609,124	90%
Leander	Leander, TX	36	9/92	1,169,253	100%
Louisa Sr.	Louisa, KY	36	9/92	1,441,396	92%
Orchard Commons	Crab Orchard, KY	12	9/92	450,887	100%
Vardaman	Vardaman, MS	24	9/92	928,597	96%
Heritage Park	Paze, AZ	32	9/92	1,652,892	97%
BrooksHollow	Jasper, GA	40	9/92	1,440,311	95%
Cavalry Crossing	Ft. Scott, KS	40	9/92	1,903,195	100%
Carson City	Carson City, KS	24	11/92	974,081	79%
Matteson	Capa, KS	24	11/92	964,597	71%
Pembroke	Pembroke, KY	16	12/92	588,717	94%
Robynwood	Cynthiana, KY	24	12/92	962,677	96%
Atoka	Atoka, OK	24	1/93	835,334	92%
Coalgate	Coalgate, OK	24	1/93	828,505	88%
Hill Creek	West Blocton, AL	24	11/93	991,547	100%
Cardinal	Mountain Home, AR	32	11/93	785,240	100%

Total Series 7		1,079		$ 40,746,356

The average effective rental income per unit for the year ended December 31, 2008 is $4,291 per year ($358 per month).

Item 2 - Properties (Continued)

SERIES 8
PARTNERSHIP	LOCATION OF PROPERTY	# OF UNITS	DATE ACQUIRED	PROPERTY COST	OCCUPANCY RATE

Purdy	Purdy, MO	16	12/92	628,367	100%
Galena	Galena, KS	24	12/92	842,786	100%
Antlers 2	Antlers, OK	24	1/93	787,859	100%
Holdenville	Holdenville, OK	24	1/93	892,598	88%
Wetumka	Wetumka, OK	24	1/93	812,853	83%
Mariners Cove	Marine City, MI	32	1/93	1,125,090	91%
Mariners Cove Sr.	Marine City, MI	24	1/93	1,035,082	79%
Antlers	Antlers, OK	36	3/93	1,321,039	83%
Bentonville	Bentonville, AR	24	3/93	758,489	100%
Deerpoint	Elgin, AL	24	3/93	948,824	83%
Aurora	Aurora, MO	28	3/93	960,850	89%
Baxter	Baxter Springs, KS	16	4/93	617,639	100%
Arbor Gate	Bridgeport, AL	24	5/93	956,823	79%
Timber Ridge	Collinsville, AL	24	5/93	944,003	92%
Concordia Sr.	Concordia, KS	24	5/93	826,389	100%
Mountainburg	Mountainburg, AR	24	6/93	883,990	92%
Lincoln	Pierre, SD	25	5/93	1,169,020	100%
Fox Ridge	Russellville, AL	24	6/93	902,785	96%
Meadow View	Bridgeport, NE	16	6/93	751,302	100%
Sheridan	Auburn, NE	16	6/93	821,389	100%
Grand Isle	Grand Isle, ME	16	6/93	1,212,833	88%
Meadowview	Van Buren, AR	29	8/93	994,717	100%
Taylor	Taylor, TX	44	9/93	1,529,792	100%
Brookwood	Gainesboro, TN	44	9/93	1,815,632	95%
Pleasant Valley	Lynchburg, TN	33	9/93	1,392,371	97%
Reelfoot	Ridgely, TN	20	9/93	827,774	100%
River Rest	Newport, TN	34	9/93	1,455,949	91%
Kirksville	Kirksville, MO	24	9/93	831,492	100%
Cimmaron	Arco, ID	24	9/93	1,220,977	79%
Kenton	Kenton, OH	46	9/93	1,781,759	76%
Lovingston	Lovingston, VA	64	9/93	2,813,521	100%
Pontotoc	Pontotoc, MS	36	10/93	1,350,478	100%
So. Brenchley	Rexburg, ID	30	10/93	1,614,017	93%
Hustonville	Hustonville, KY	16	10/93	709,634	100%
Northpoint	Jackson, KY	24	10/93	1,114,796	96%
Brooks Field	Louisville, GA	32	10/93	1,177,141	97%
Brooks Lane	Clayton, GA	36	10/93	1,358,073	100%
Brooks Point	Dahlonega, GA	41	10/93	1,658,964	90%
Brooks Run	Jasper, GA	24	10/93	924,497	96%
Logan Heights	Russellville, KY	24	11/93	957,380	88%
Lakeshore 2	Tuskegee, AL	36	12/93	1,468,627	92%
Cottondale	Cottondale, FL	25	1/94	948,319	92%

Total Series 8		1,175		$ 47,145,920

The average effective rental income per unit for the year ended December 31, 2008 is $4,445 per year ($370 per month).

Item 2 - Properties (Continued)

SERIES 9
PARTNERSHIP	LOCATION OF PROPERTY	# OF UNITS	DATE ACQUIRED	PROPERTY COST	OCCUPANCY RATE

Jay	Jay, OK	24	9/93	810,597	100%
Boxwood	Lexington, TX	24	9/93	770,939	96%
Stilwell 3	Stilwell, OK	16	9/93	587,132	88%
Arbor Trace	Lake Park, GA	24	11/93	918,358	96%
Arbor Trace 2	Lake Park, GA	42	11/93	1,806,434	93%
Omega	Omega, GA	36	11/93	1,407,304	83%
Cornell 2	Watertown, SD	24	11/93	1,250,559	96%
Elm Creek	Pierre, SD	24	11/93	1,293,094	88%
Marionville	Marionville, MO	20	11/93	788,071	95%
Lamar	Lamar, AR	24	12/93	904,325	88%
Mt. Glen	Heppner, OR	24	12/93	1,118,355	96%
Centreville	Centreville, AL	24	12/93	998,008	92%
Skyview	Troy, AL	36	12/93	1,451,387	89%
Sycamore	Coffeyville, KS	40	12/93	1,860,916	95%
Bradford	Cumberland, KY	24	12/93	1,000,208	100%
Cedar Lane	London, KY	24	12/93	963,841	100%
Stanton	Stanton, KY	24	12/93	959,149	100%
Abernathy	Abernathy, TX	24	1/94	781,898	92%
Pembroke	Pembroke, KY	24	1/94	950,827	92%
Meadowview	Greenville, AL	24	2/94	1,158,166	100%
Town Branch	Mt. Vernon, KY	24	12/93	937,356	100%
Fox Run	Ragland, AL	24	3/94	978,195	96%
Maple Street	Emporium, PA	32	3/94	1,715,881	97%
Manchester	Manchester, GA	18	5/94	735,449	100%

Total Series 9		624		$ 26,146,449

The average effective rental income per unit for the year ended December 31, 2008 is $4,357 per year ($363 per month).

Item 2 - Properties (Continued)

SERIES 10
PARTNERSHIP	LOCATION OF PROPERTY	# OF UNITS	DATE ACQUIRED	PROPERTY COST	OCCUPANCY RATE

Redstone	Challis, ID	24	11/93	1,207,754	100%
Albany	Albany, KY	24	1/94	985,501	96%
Oak Terrace	Bonifay, FL	18	1/94	663,759	100%
Wellshill	West Liberty, KY	32	1/94	1,282,246	100%
Applegate	Florence, AL	36	2/94	1,873,008	100%
Heatherwood	Alexander, AL	36	2/94	1,661,886	100%
Peachtree	Gaffney, SC	28	3/94	1,215,041	93%
Donna	Donna, TX	50	1/94	1,777,573	100%
Wellsville	Wellsville, NY	24	2/94	1,453,108	100%
Tecumseh	Tecumseh, NE	24	4/94	1,151,329	50%
Clay City	Clay City, KY	24	5/94	1,069,911	100%
Irvine West	Irvine, KY	24	5/94	1,133,404	96%
New Castle	New Castle, KY	24	5/94	1,041,739	88%
Stigler	Stigler, OK	20	7/94	754,056	100%
Courtyard	Huron, SD	21	8/94	805,082	100%

Total Series 10		409		$ 18,075,397

The average effective rental income per unit for the year ended December 31, 2008 is $4,473 per year ($373 per month).

SERIES 11
PARTNERSHIP	LOCATION OF PROPERTY	# OF UNITS	DATE ACQUIRED	PROPERTY COST	OCCUPANCY RATE

Homestead	Pinetop, AZ	32	9/94	1,816,695	97%
Mountain Oak	Collinsville, AL	24	9/94	894,455	71%
Eloy	Eloy, AZ	24	11/94	1,060,705	79%
Gila Bend	Gila Bend, AZ	36	11/94	1,578,589	69%
Creekstone	Dallas, GA	40	12/94	2,008,604	95%
Tifton	Tifton, GA	36	12/94	1,706,886	94%
Cass Towne	Cartersville, GA	10	12/94	357,920	100%
Warsaw	Warsaw, VA	56	12/94	3,430,081	100%
Royston	Royston, GA	25	12/94	934,609	96%
Red Bud	Mokane, MO	8	12/94	302,699	100%
Cardinal	Mountain Home, AR	32	12/94	512,292	100%
Parsons	Parsons, KS	38	12/94	1,430,526	79%

Total Series 11		361		$ 16,034,061

The average effective rental income per unit for the year ended December 31, 2008 is $4,749 per year ($396 per month).

Item 2 - Properties (Continued)

A summary of the book value of the fixed assets of the Project Partnerships as of December 31, 2008, 2007 and 2006 is as follows:

	12/31/2008
	SERIES 7	SERIES 8	SERIES 9
Land	$1,656,669	$1,947,646	$1,099,659
Land Improvements	169,924	425,619	234,276
Buildings	37,305,480	42,332,059	23,763,784
Furniture and Fixtures	1,607,149	2,440,596	1,048,730
Construction in Process	7,134	0	0

Properties, at Cost	40,746,356	47,145,920	26,146,449
Less: Accum Depr.	20,275,065	23,298,320	11,745,765

Properties, Net	$20,471,291	$23,847,600	$14,400,684

	SERIES 10	SERIES 11	TOTAL
Land	$648,625	$599,197	$5,951,796
Land Improvements	145,644	22,242	997,705
Buildings	16,569,411	14,716,563	134,687,297
Furniture and Fixtures	711,717	696,059	6,504,251
Construction in Process	0	0	7,134

Properties, at Cost	18,075,397	16,034,061	148,148,183
Less: Accum Depr.	6,862,997	6,598,452	68,780,599

Properties, Net	$11,212,400	$9,435,609	$79,367,584

	12/31/2007
	SERIES 7	SERIES 8	SERIES 9
Land	$1,756,669	$1,947,646	$1,099,659
Land Improvements	299,050	423,554	230,418
Buildings	42,429,742	42,154,871	23,761,563
Furniture and Fixtures	2,090,121	2,322,456	1,005,879
Construction in Process	7,134	0	0

Properties, at Cost	46,582,716	46,848,527	26,097,519
Less: Accum Depr.	21,787,463	21,803,677	10,955,123

Properties, Net	$24,795,253	$25,044,850	$15,142,396

	SERIES 10	SERIES 11	TOTAL
Land	$648,625	$599,197	$6,051,796
Land Improvements	119,284	22,242	1,094,548
Buildings	16,565,186	14,702,954	139,614,316
Furniture and Fixtures	638,397	654,026	6,710,879
Construction in Process	0	0	7,134

Properties, at Cost	17,971,492	15,978,419	153,478,673
Less: Accum Depr.	6,378,478	6,078,106	67,002,847

Properties, Net	$11,593,014	$9,900,313	$86,475,826

Item 2 - Properties (Continued)

	12/31/2006
	SERIES 7	SERIES 8	SERIES 9
Land	$1,628,119	$1,978,809	$1,099,659
Land Improvements	416,701	446,554	214,171
Buildings	42,317,581	43,601,388	23,734,613
Furniture and Fixtures	2,127,121	2,066,954	1,167,340
Construction in Process	0	0	0

Properties, at Cost	46,489,522	48,093,705	26,215,783
Less: Accum Depr.	20,491,955	20,807,872	10,415,334

Properties, Net	$25,997,567	$27,285,833	$15,800,449

	SERIES 10	SERIES 11	TOTAL
Land	$648,625	$599,197	$5,954,409
Land Improvements	111,805	47,002	1,236,233
Buildings	16,457,363	14,647,240	140,758,185
Furniture and Fixtures	701,063	577,819	6,640,297
Construction in Process	0	0	0

Properties, at Cost	17,918,856	15,871,258	154,589,124
Less: Accum Depr.	6,027,529	5,562,727	63,305,417

Properties, Net	$11,891,327	$10,308,531	$91,283,707

Item 3.  Legal Proceedings

Gateway is not a party to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

As of March 31, 2009, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

(b) Approximate Number of Equity Security Holders:

Number of Record Holders
Title of Class	as of March 31, 2009
Limited Partnership Interest	2,071
General Partner Interest	2

Item 6.  Selected Financial Data

FOR THE YEARS ENDED MARCH 31,
SERIES 7	2009	2008	2007	2006	2005
Total Revenues	$ 26,416	$ 36,085	$ 27,050	$ 21,470	$ 24,233
Net Loss	(349,081)	(345,647)	(366,648)	(467,796)	(261,487)
Equity in Income (Loss) of Project Partnerships	707	(28,789)	(78,519)	(92,380)	(139,599)
Total Assets	335,175	650,076	906,324	1,186,879	1,561,768
Investments In Project Partnerships	88,308	284,147	442,787	641,745	965,655

Per Weighted Average
Limited Partnership Unit: (A)
Tax Credits	.00	.00	.96	8.05	21.36
Portfolio Income	7.40	10.02	8.15	6.16	4.56
Passive Loss	(104.98)	(94.93)	(98.00)	(100.77)	(109.79)
Net Loss	(37.38)	(32.92)	(34.92)	(44.55)	(24.90)

FOR THE YEARS ENDED MARCH 31,
SERIES 8	2009	2008	2007	2006	2005
Total Revenues	$ 18,335	$ 29,379	$ 15,890	$ 16,963	$ 16,447
Net Loss	(517,416)	(251,652)	(240,629)	(216,489)	(179,166)
Equity in Loss of Project Partnerships	(45,239)	(54,012)	(15,683)	(29,928)	(41,395)
Total Assets	200,925	625,123	741,918	893,391	1,013,718
Investments In Project Partnerships	15,007	296,532	377,733	415,344	461,161

Per Weighted Average
Limited Partnership Unit: (A)
Tax Credits	.00	.00	1.55	16.92	56.12
Portfolio Income	8.70	12.04	10.68	7.30	5.23
Passive Loss	(131.63)	(110.05)	(110.42)	(110.88)	(121.46)
Net Loss	(51.36)	(31.71)	(23.87)	(21.48)	(17.77)

Item 6.  Selected Financial Data (Continued)

FOR THE YEARS ENDED MARCH 31,
SERIES 9	2009	2008	2007	2006	2005
Total Revenues	$ 10,038	$ 8,514	$ 6,166	$ 4,437	$ 7,752
Net Loss	(416,956)	(242,723)	(248,128)	(341,082)	(234,846)
Equity in Loss of Project Partnerships	(87,688)	(100,405)	(117,893)	(101,726)	(157,684)
Total Assets	134,007	502,778	694,273	893,314	1,180,228
Investments In Project Partnerships	9,681	292,761	412,287	550,442	798,862

Per Weighted Average
Limited Partnership Unit: (A)
Tax Credits	.00	.00	.00	6.34	102.00
Portfolio Income	6.02	8.73	7.40	5.41	3.98
Passive Loss	(130.99)	(112.02)	(103.96)	(90.51)	(105.86)
Net Loss	(66.00)	(38.42)	(39.28)	(53.99)	(37.18)

FOR THE YEARS ENDED MARCH 31,
SERIES 10	2009	2008	2007	2006	2005
Total Revenues	$ 12,302	$ 2,129	$ 2,563	$ 2,561	$ 2,511
Net Loss	(609,675)	(561,574)	(261,712)	(355,932)	(186,236)
Equity in Income (Loss) of Project Partnerships	796	(75,336)	(113,347)	(111,553)	(133,597)
Total Assets	295,574	872,011	1,398,676	1,626,672	1,945,888
Investments In Project Partnerships	136,408	672,563	1,159,544	1,360,959	1,661,049

Per Weighted Average
Limited Partnership Unit: (A)
Tax Credits	.00	.00	.00	9.58	106.09
Portfolio Income	6.24	9.28	8.75	7.55	6.36
Passive Loss	(89.39)	(79.58)	(91.68)	(90.73)	(111.19)
Net Loss	(119.69)	(110.24)	(51.38)	(69.87)	(36.58)

FOR THE YEARS ENDED MARCH 31,
SERIES 11	2009	2008	2007	2006	2005
Total Revenues	$ 2,182	$ 2,782	$ 3,382	$ 3,382	$ 2,783
Net Loss	(468,075)	(628,777)	(470,714)	(776,165)	(153,967)
Equity in Loss of Project Partnerships	(115,651)	(74,752)	(32,981)	(96,562)	(112,606)
Total Assets	782,534	1,220,597	1,821,412	2,271,082	3,034,176
Investments In Project Partnerships	536,485	935,152	1,505,978	1,926,349	2,664,780

Per Weighted Average
Limited Partnership Unit: (A)
Tax Credits	.00	.00	8.57	110.21	145.72
Portfolio Income	5.61	7.55	6.61	5.75	4.33
Passive Loss	(71.57)	(67.19)	(56.12)	(52.47)	(99.03)
Net Loss	(90.38)	(121.41)	(90.89)	(149.87)	(29.73)

FOR THE YEARS ENDED MARCH 31,
TOTAL SERIES 7 - 11	2009	2008	2007	2006	2005
Total Revenues	$ 69,273	$ 78,889	$ 55,051	$ 48,813	$ 53,726
Net Loss	(2,361,203)	(2,030,373)	(1,587,831)	(2,157,464)	(1,015,702)
Equity in Loss of Project Partnerships	(247,075)	(333,294)	(358,423)	(432,149)	(584,881)
Total Assets	1,748,215	3,870,585	5,562,603	6,871,338	8,735,778
Investments In Project Partnerships	785,889	2,481,155	3,898,239	4,894,839	6,551,507

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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Gateway.  Management’s Discussion and Analysis is provided as a supplement to, and  should be read in conjunction with the financial statements and accompanying footnotes to the financial statements contained elsewhere in this report.

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

Results of Operations

As more fully detailed in the Exit Strategy discussion included within this MD&A, all of the Project Partnerships have delivered their Tax Credits to Gateway and the Tax Credit compliance period has expired for 96 of the Project Partnerships initially held.  Gateway is in the process of sale of its Project Partnership interests for those that have reached the end of their Tax Credit compliance period.  Net proceeds received from the sales are in turn distributed to the Limited Partners.  Once all Project Partnership interests have been sold or otherwise disposed of, Gateway will be liquidated.  The target date for liquidation of Gateway is on or before December 31, 2012, although there is no certainty, and it may not even be considered likely at this time, that all the activities necessary to occur as of such date will have transpired.

Distribution income arises from any cash distributions Gateway receives from Project Partnerships which have a zero investment balance for financial reporting purposes.  Distribution income decreased 12% in fiscal year 2009 to $69,273, a decrease of $9,616 from the fiscal year 2008 distribution income of $78,889, which represented a $23,838 or 43% increase as compared to distribution income of $55,051 in fiscal year 2007.  The decrease in distribution income for the year ended March 31, 2009 is a result of a reduction in distribution payments to Gateway by the Project Partnerships.

Gateway has no direct employees.  The General Partners have full and exclusive discretion in management and control of Gateway.  Total expenses of Gateway were $2,257,234 for the fiscal year ended March 31, 2009, an increase of $335,745 as compared to the fiscal year 2008 total expenses of $1,921,489, which represented a $536,421 increase in total expenses as compared to the fiscal year 2007 amount of $1,385,068.  Impairment expense represents a significant component of total expenses in fiscal year 2009, 2008 and 2007.  Impairment expense is a non-cash charge that reflects a potential decline in the carrying value of Gateway’s interest in Project Partnerships.  Historically, Gateway has considered the residual value of the Project Partnerships as one key component of its estimate of the present value of Gateway’s interest in any of its Project Partnerships.  During the quarter ended December 31, 2008, as a direct result of the deterioration that occurred within the United States financial markets and more specifically, its negative impact on the Tax Credit market, Gateway has concluded that any residual value of the Project Partnerships in those Tax Credit market conditions cannot be practicably determined.  As a result, in the quarter ended December 31, 2008 Gateway eliminated estimates of residual value of the Project Partnerships from the recoverability portion of its impairment analysis.  During fiscal years 2009, 2008 and 2007, impairment expense was recorded in the aggregate amount of $1,340,110, $962,003 and $467,646, respectively.  The non-cash impairment expense for the third quarter of fiscal year 2009 was $1,146,287.  Net of this impairment expense, expenses of Gateway decreased $42,362, or 4% in fiscal year 2009 versus fiscal year 2008.  The decrease in fiscal year 2009 results primarily from decreases in amortization expense (due to the acquisition fee intangible asset of several Project Partnerships becoming fully amortized, along with the investment balances reaching zero on numerous Project Partnerships).  The fiscal year 2008 expense represented a $42,064, or 5%, increase over the fiscal year 2007 amount of $917,422 (net of impairment expense).

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

For the year ended March 31, 2009, Equity in Loss of  Project Partnerships totaled $247,075 which represents an $86,219 decrease as compared to the Equity in Loss of Project Partnerships for the year ended March 31, 2008 of $333,294.  For the fiscal year ended March 31, 2007, Equity in Loss of Project Partnerships totaled $358,423.  Equity in Loss of Project Partnerships decreased for the year ended March 31, 2009 as compared to the year ended March 31, 2008 because of a decrease in the losses from Project Partnerships with positive investment balances.  Because Gateway utilizes the equity method of accounting for its Project Partnerships, income or losses from Project Partnerships with a zero investment balance are not recognized in the Statement of Operations.  For the year ended December 31, 2008 (Project Partnership financial information is reported on a three-month lag), Gateway’s share of the net loss was $2,548,187, of which $2,301,112 was suspended.  For the year ended December 31, 2007, Gateway’s share of the net loss was $2,016,916, of which $1,683,622 was suspended.  For the year ended December 31, 2006, Gateway’s share of the net loss was $2,296,952, of which $1,938,529 was suspended.  Typically, it is customary in the low-income housing Tax Credit industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  As the Project Partnership investments mature and the Investments in Project Partnership balances decrease over time, the losses from Project Partnerships recorded by Gateway decrease.

In fiscal year 2009, the Gain on Sale of Project Partnerships amounted to $43,774, a decrease from the fiscal year 2008 Gain on Sale of Project Partnerships amount of $68,000.  There was no Gain on Sale of Project Partnerships in fiscal year 2007.  As more fully discussed herein, four Project Partnership investments were sold during fiscal year 2009 as compared to one in fiscal year 2008 and none in fiscal year 2007.  The amount of the gain on a sale of a Project Partnership and the year in which it is recognized on the Statement of Operations is dependent upon the specifics related to each sale transaction.  Refer to the discussion of the Project Partnerships sold in the Exit Strategy section included within this MD&A.

Interest income for the year ended March 31, 2009 of $30,059 represents a decrease of $47,462 or 61%, as compared to fiscal year 2008.  Interest income in fiscal year 2008 of $77,521 was a decrease of $23,088 or 23% as compared to the fiscal year 2007 interest income of $100,609.  The changes in interest income over the prior two fiscal years result primarily from the fluctuation of interest rates on short-term investments over that period, along with the maturation of investments in securities.  Interest income is generally one source of funds available to pay administrative costs of Gateway.

Liquidity and Capital Resources

The capital resources of each Series are used to pay General and Administrative operating costs including personnel, supplies, data processing, travel and legal and accounting associated with the administration and monitoring of Gateway and the Project Partnerships.  The capital resources are also used to pay the Asset Management Fee due the Managing General Partner, but only to the extent that Gateway's remaining resources are sufficient to fund Gateway's ongoing needs.  (Payment of any Asset Management Fee unpaid at the time Gateway sells its interests in the Project Partnerships is subordinated to the Limited Partners’ return of their original capital contribution).

The sources of funds to pay the expenses of Gateway are cash and cash equivalents and short-term investments which are generally comprised of U.S. Treasury Securities along with the interest earnings thereon, and cash distributed to the Series from the operations of the Project Partnerships.  Due to the rent limitations applicable to the Project Partnerships as a result of their qualifying for Low-Income Housing Tax Credits, Gateway does not expect there to be a significant increase in future rental income of the Project Partnerships.  Therefore, cash distributions from the operations of the Project Partnerships are not expected to increase in the near future.  Management believes these sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

In total, Gateway reported a net loss of $2,361,203 from operations for the year ended March 31, 2009.  Cash and Cash Equivalents increased by $243,330 and Investments in Securities decreased by $669,738 (due to the maturation of a number of Gateway’s U.S. Treasury investments during fiscal year 2009).  Of the Cash and Cash Equivalents on hand as of March 31, 2009, $463 is payable to certain Series’ Limited Partners arising from the sale of Project Partnerships during fiscal year 2009.  After consideration of these sales proceeds, Cash and Cash Equivalents and Investments in Securities decreased $358,871 as compared to the prior year-end balances.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The financial performance of each respective Series is summarized as follows:

Series 7 - Gateway closed this series on October 16, 1992 after receiving $10,395,000 from 635 Limited Partner investors.  As of March 31, 2009, the Series had invested $6,861,114 in 35 Project Partnerships located in 12 states containing 1,079 apartment units.  Average occupancy of the Project Partnerships was 94% at December 31, 2008.

Equity in Income (Loss) of Project Partnerships increased $29,496 to income of $707 in fiscal year 2009 as compared to a loss of $28,789 for fiscal year 2008.  The fiscal year 2008 loss was a $49,730 decrease from the fiscal year 2007 loss of $78,519.  As presented in Note 5, the Project Partnerships generated a loss for the years ended December 31, 2008, 2007 and 2006 of $597,535, $569,021 and $647,520 on Rental and other income of $6,397,144, $7,209,575 and $7,002,838, respectively.  Gateway’s share of the Project Partnerships’ net loss was $617,777, $592,531 and $641,795, of which $618,484, $563,742 and $563,276 were suspended, respectively.  If not suspended, these losses would have reduced the Investments in Project Partnerships below zero.  The suspended losses for the year ended December 31, 2008 of $618,484 exceed Gateway’s share of the total net loss of $617,777 because certain Project Partnerships with investment balances generated net income of $707.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $1,277,049, $1,495,597 and $1,475,207 for the years ended December 31, 2008, 2007 and 2006, respectively).  As a result, management expects that this Series, as well as the Series described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes.  Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  For the fiscal year ended March 31, 2009, impairment expense of $183,299 was recognized ($157,405 of which was incurred during the quarter-ended December 31, 2008).  For the fiscal years ended March 31, 2008 and 2007, impairment expense of $99,867 and $76,196 were recognized, respectively.  Overall management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At March 31, 2009, the Series had $246,867 of Cash and Cash Equivalents.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $349,081 for the year ended March 31, 2009.  However, after considering the Equity in Income of Project Partnerships of $707 and the changes in operating assets and liabilities, net cash used in operating activities was $152,108.  Cash provided by investing activities totaled $279,736 consisting of $34,648 in cash distributions from the Project Partnerships, $43,425 in net proceeds from the Sale of Project Partnerships (refer to the Exit Strategy section herein for more detailed discussion of these sales of Project Partnerships), and the balance from net investments in U.S. Treasury Securities.  Cash used in financing activities consists of distributions paid to Limited Partners totaling $43,347.

Series 8 - Gateway closed this Series on June 28, 1993 after receiving $9,980,000 from 664 Limited Partner investors.  As of March 31, 2009, the Series had invested $7,400,711 in 42 Project Partnerships located in 18 states containing 1,175 apartment units.  Average occupancy of the Project Partnerships was 92% at December 31, 2008.

Equity in Loss of Project Partnerships decreased $8,773 to $45,239 in fiscal year 2009 as compared to $54,012 in fiscal year 2008.  The fiscal year 2008 amount increased $38,329 from the fiscal year 2007 loss of $15,683.  As presented in Note 5, the Project Partnerships generated a loss for the years ended December 31, 2008, 2007 and 2006 of $925,731, $660,764 and $667,795 on Rental and other income of $7,026,802, $6,962,343 and $7,087,148, respectively.  Gateway’s share of the Project Partnerships’ net loss was $921,647, $660,633 and $659,123, of which $876,408, $606,621 and $643,440 were suspended, respectively.  If not suspended, these losses would have reduced the Investments in Project Partnerships below zero.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $1,498,607, $1,489,012 and $1,514,946 for the years ended December 31, 2008, 2007 and 2006, respectively).  Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  For the fiscal year ended March 31, 2009, impairment expense of $221,243 was recognized (all of which was incurred during the quarter-ended December 31, 2008).  For the fiscal year ended March 31, 2008 impairment expense of $31,346 was recognized.  There was no impairment expense during fiscal year 2007.  Overall management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At March 31, 2009, the Series had $185,918 of Cash and Cash Equivalents.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

As disclosed on the statement of cash flows, the Series had a net loss of $517,416 for the year ended March 31, 2009.  However, after adjusting for Equity in Loss of Project Partnerships of $45,239 and the changes in operating assets and liabilities, net cash used in operating activities was $97,201.  Cash provided by investing activities totaled $98,485 consisting of $22,305 in cash distributions from the Project Partnerships, $349 in net proceeds from the Sale of Project Partnership (refer to the Exit Strategy section herein for more detailed discussion of this sale of Project Partnership), and the balance from net investments in U.S. Treasury Securities.  Cash used in financing activities consists of distributions paid to Limited Partners totaling $67,964.

Series 9 - Gateway closed this Series on September 30, 1993 after receiving $6,254,000 from 406 Limited Partner investors.  As of March 31, 2009, the Series had invested $4,914,116 in 24 Project Partnerships located in 11 states containing 624 apartment units.  Average occupancy of the Project Partnerships was 94% at December 31, 2008.

Equity in Loss of Project Partnerships decreased $12,717 to $87,688 in fiscal year 2009 as compared to $100,405 in fiscal year 2008.  The fiscal year 2008 amount decreased $17,488 from the fiscal year 2007 loss of $117,893.  As presented in Note 5, the Project Partnerships generated a loss for the years ended December 31, 2008, 2007 and 2006 of $540,476, $440,158 and $383,402 on Rental and other income of $3,756,581, $3,716,532 and $3,621,179, respectively.  Gateway’s share of the Project Partnerships’ net loss was $542,656, $435,756 and $379,568, of which $454,968, $335,351 and $261,675 were suspended, respectively.  If not suspended, these losses would have reduced the Investments in Project Partnerships below zero.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $790,640, $784,023 and $774,921 for the years ended December 31, 2008, 2007 and 2006, respectively).  Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  For the fiscal year ended March 31, 2009, impairment expense of $180,400 was recognized ($173,523 of which was incurred during the quarter-ended December 31, 2008).  There was no impairment expense in either fiscal year 2008 or 2007.  Overall management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At March 31, 2008, the Series had $124,326 of Cash and Cash Equivalents.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $416,956 for the year ended March 31, 2009.  However, after considering the Equity in Loss of Project Partnerships of $87,688 and the changes in operating assets and liabilities, net cash used in operating activities was $102,265.  Cash provided by investing activities totaled $162,344 consisting of $14,985 in cash distributions from the Project Partnerships and the balance from net investments in U.S. Treasury Securities.

Series 10 - Gateway closed this Series on January 21, 1994 after receiving $5,043,000 from 325 Limited Partner investors.  As of March 31, 2009, the Series had invested $3,914,672 in 15 Project Partnerships located in 10 states containing 409 apartment units.  Average occupancy of the Project Partnerships was 95% at December 31, 2008.

Equity in Income (Loss) of Project Partnerships increased $76,132 to income of $796 in fiscal year 2009 as compared to a loss of $75,336 for fiscal year 2008.  The fiscal year 2008 loss was a $38,011 decrease from the fiscal year 2007 loss of $113,347.  As presented in Note 5, the Project Partnerships generated a loss for the years ended December 31, 2008, 2007 and 2006 of $169,201, $144,893 and $193,829 on Rental and other income of $2,397,697, $2,355,826 and $2,304,668, respectively.  Gateway’s share of the Project Partnerships’ net loss was $170,536, $142,726 and $188,984, of which $171,332, $67,390 and $75,637 were suspended, respectively.  If not suspended, these losses would have reduced the Investments in Project Partnerships below zero.  The suspended losses for the year ended December 31, 2008 of $171,332 exceed Gateway’s share of the total net loss of $170,536 because certain Project Partnerships with investment balances generated net income of $796.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $486,635, $479,429 and $465,986 for the years ended December 31, 2008, 2007 and 2006, respectively).  Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  For the fiscal year ended March 31, 2009, impairment expense of $506,918 was recognized ($403,450 of which was incurred during the quarter-ended December 31, 2008).  For the fiscal years ended March 31, 2008 and 2007, impairment expense of $376,185 and $46,129 were recognized, respectively.  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

At March 31, 2009, the Series had $121,602 of Cash and Cash Equivalents.  Series 10 also had $38,104 in U.S. Treasury Securities with annual maturities providing $36,000 in the current fiscal year and $40,000 in fiscal year 2010.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $609,675 for the year ended March 31, 2009.  However, after considering the Equity in Income of Project Partnerships of $796 and the changes in operating assets and liabilities, net cash used in operating activities was $65,921.  Cash provided by investing activities totaled $107,934 consisting of $21,421 in cash distributions from the Project Partnerships and the balance from net investments in U.S. Treasury Securities.

Series 11 - Gateway closed this Series on April 29, 1994 after receiving $5,127,000 from 330 Limited Partner investors.  As of March 31, 2009 the Series had invested $4,128,042 in 12 Project Partnerships located in 7 states containing 361 apartment units.  Average occupancy of the Project Partnerships was 90% at December 31, 2008.

Equity in Loss of Project Partnerships increased $40,899 to $115,651 in fiscal year 2009 as compared to $74,752 in fiscal year 2008.  The fiscal year 2008 amount increased $41,771 from the fiscal year 2007 loss of $32,981.  As presented in Note 5, the Project Partnerships generated a loss for the years ended December 31, 2008, 2007 and 2006 of $279,740, $193,210 and $437,023 on Rental and other income of $2,161,398, $2,114,552 and $1,980,664, respectively.  Gateway’s share of the Project Partnerships’ net loss was $295,571, $185,270 and $427,482, of which $179,920, $110,518 and $394,501 were suspended, respectively.  If not suspended, these losses would have reduced the Investments in Project Partnerships below zero.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $523,527, $529,741 and $498,431 for the years ended December 31, 2008, 2007 and 2006, respectively).  Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  For the fiscal year ended March 31, 2009, impairment expense of $248,250 was recognized ($190,666 of which was incurred during the quarter-ended December 31, 2008).  For the fiscal years ended March 31, 2008 and 2007, impairment expense of $454,605 and $345,321 were recognized, respectively.  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At March 31, 2009, the Series had $204,816 of Cash and Cash Equivalents.  Series 11 also had $41,233 in U.S. Treasury Securities with annual maturities providing $42,000 in the current fiscal year and $44,000 in fiscal year 2010.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $468,075 for the year ended March 31, 2009.  However, after considering the Equity in Loss of Project Partnerships of $115,651 and the changes in operating assets and liabilities, net cash used in operating activities was $52,675.  Cash provided by investing activities totaled $176,312, consisting of $7,967 in cash distributions from Project Partnerships and the balance from net investments in U.S. Treasury Securities.

Critical Accounting Estimates

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss.  Historically, Gateway has considered the residual value of the Project Partnerships as one key component of its estimate of the present value of Gateway’s interest in any of its Project Partnerships.  During the quarter ended December 31, 2008, as a direct result of the deterioration that occurred within the United States financial markets and more specifically, its negative impact on the Tax Credit market, Gateway has concluded that any residual value of the Project Partnerships in those Tax Credit market conditions cannot be practicably determined.  As a result, in the quarter ended December 31, 2008 Gateway eliminated estimates of residual value of the Project Partnerships from the recoverability portion of its impairment analysis.  Impairment expense for the year ended March 31, 2009 totaled $1,340,110, comprised of $183,299 in Series 7, $221,243 in Series 8, $180,400 in Series 9, $506,918 in Series 10, and $248,250 in Series 11.  Of this impairment, $1,146,287 was incurred during the quarter-ended December 31, 2008, comprised of $157,405 in Series 7, $221,243 in Series 8, $173,523 in Series 9, $403,450 in Series 10, and $190,666 in Series 11.  Impairment expense for the year ended March 31, 2008 totaled $962,003, comprised of $99,867 in Series 7, $31,346 in Series 8, $376,185 in Series 10, and $454,605 in Series 11.  Impairment expense for the year ended March 31, 2007 totaled $467,646, comprised of $76,196 in Series 7, $46,129 in Series 10, and $345,321 in Series 11.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”), which provides enhanced guidance for using fair value to measure assets and liabilities.  FAS 157 establishes a common definition of fair value and provides a framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosure requirements about fair value measurements.  FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of FAS 157 until November 15, 2008 for all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis.  Gateway has adopted FAS 157 effective as of fiscal year end March 31, 2009.  The adoption of this standard did not have a material impact on Gateway’s financial position, operations or cash flow.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”), which permits entities to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  FAS 159 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Gateway has adopted FAS 159 in fiscal year 2009 but did not remeasure its financial assets and financial liabilities as a result of its adoption.  Accordingly, the adoption of this standard did not have a material impact on Gateway’s financial position, operations or cash flow.

FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, was issued in July 2006 and interprets SFAS No. 109, Accounting for Income Taxes (“FAS 109”).  FIN 48 requires all taxpayers to analyze all material positions they have taken or plan to take in all tax returns that have been filed or should have been filed with all taxing authorities for all years still subject to challenge by those taxing authorities.  If the position taken is “more-likely-than-not” to be sustained by the taxing authority on its technical merits and if there is more than a 50% likelihood that the position would be sustained if challenged and considered by the highest court in the relevant jurisdiction, the tax consequences of that position should be reflected in the taxpayer’s GAAP financial statements.  Earlier proposed interpretations of FAS 109 had recommended a “probable” standard for recognition of tax consequences rather than the “more-likely-than-not” standard finally adopted.

Because Gateway is a pass-through entity and is not required to pay income taxes, FIN 48 does not currently have any impact on its financial statements.  On December 30, 2008, the FASB issued FSP No. FIN 48-3:  Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises, which deferred the effective date of FIN 48 for nonpublic enterprises included within the scope of FSP No. FIN 48-3 to the annual financial statements for fiscal years beginning after December 15, 2008.  The deferred effective date was intended to give the Board additional time to develop guidance on the application of FIN 48 by pass-through entities and not-for-profit organizations.  Gateway may modify its disclosures if the FASB’s guidance regarding application of FIN 48 to pass-through entities changes.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  The FSP, which is effective for interim and annual reporting periods ending after June 15, 2009, provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased.  The adoption of this standard is not expected to have a material impact on Gateway’s financial position, operations or cash flow.

In November 2008, the FASB ratified EITF No. 08-6, “Equity Method Investment Accounting Considerations,” which clarifies the accounting for how to account for certain transactions and impairment considerations involving equity method investments.  This standard shall be effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  The adoption of this standard is not expected to have a material impact on Gateway’s financial position, operations or cash flow.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8—Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.  The FSP amends Statement 140 to require public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets.  The adoption of this standard did not have a material impact on the Gateway’s financial statements.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R)”, which amends the consolidation guidance applicable to variable interest entities.  Upon adoption of FAS 167, Gateway will have reconsidered its previous FIN46(R) conclusions regarding its investments in Project Partnerships.  FAS 167 is not effective for Gateway until its fiscal year ended March 31, 2011 and early adoption is prohibited.  Gateway has not yet determined the impact, if any, FAS 167 will have on its financial statements for the year-ended March 31, 2011.

Exit Strategy Upon Expiration of the Project Partnership Tax Credit Compliance Period

The IRS compliance period for low-income housing Tax Credit properties is generally 15 years from occupancy following construction or rehabilitation completion.When Project Partnerships reach the end of their Tax Credit compliance period, Gateway initiates the process of disposing of its investment in the Project Partnership, the objective of the process is to sell Gateway’s interest in the properties for fair market value and ultimately, when Gateway’s last Project Partnership investment is sold, liquidate Gateway.  Generally, the market for Project Partnerships is limited.  Some of the factors which negatively impact the marketability of these projects include (1) requirements by government agencies that the project’s mortgagor continue to maintain the property in the low-income housing program, and (2) the mortgage balance of the property is very near the initial balance as a result of the heavily subsidized debt of the Project Partnerships and lengthy (usually 50 year) amortization periods.

As of March 31, 2009, Gateway holds a limited partner interest in 128 Project Partnerships which own and operate government assisted multi-family housing complexes.  Gateway at one time held investments in 133 Project Partnerships.  As of December 31, 2008, only 37 of the Project Partnerships have yet to reach the end of their Tax Credit compliance period but will do so in either the year ended December 31, 2009 or December 31, 2010.  As of March 31, 2009, 5 of the Project Partnerships have been sold (4 in Series 7 and 1 in Series 8) and, in accordance with the Gateway partnership agreement, the entire net proceeds received from these sales either have been or will be distributed to the Limited Partners of the respective Series.  A summary of the sale transactions for the Project Partnerships disposed of in fiscal year 2009 and 2008 are summarized below (there were no dispositions in fiscal year 2007):

Fiscal Year 2009 Disposition Activity:

Series 7

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
September 2008	Cedar Hollow Apartments	$ 9,741	$ 0.94	$ 9,741
September 2008	Sunrise I Apartments	14,741	1.42	14,741
September 2008	Burbank Apartments	9,502	0.91	9,502
September 2008	Walnut Apartments	9,441	0.91	9,441
				$ 43,425

The net proceeds per LP unit from the sale of Cedar Hollow Apartments, Sunrise I Apartments, Burbank Apartments, and Walnut Apartments were distributed to the Series 7 Limited Partners in December 2008.

Series 8

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
	Other, net (see below)	$ -	$ -	$ 349
$ 349

Gateway recognized an additional gain on sale of Project Partnerships in the amount of $349 resulting from the true-up of certain legal and other sale transaction closing expenses arising from a Project Partnership sale transaction which closed in the prior fiscal year.  This amount will be distributed to the Series 8 Limited Partners in a subsequent quarter.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Fiscal Year 2008 Disposition Activity:

Series 8

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
March 2008	Morningside Villa	$ 68,000	$ 6.81	$ 68,000
$ 68,000

The net proceeds per LP unit from the sale of Morningside Villa are a component of the Distribution Payable on the Balance Sheet as of March 31, 2008.  These net proceeds were distributed to the Series 8 Limited Partners in September 2008.

Status Update on Unsold Project Partnerships:

The following summarizes the most recent status of the sale/disposal process for the Project Partnership investments held as of March 31, 2009:

Project Partnerships sold subsequent to March 31, 2009:

Series 7

Spring Creek Apartments II, L.P.

Subsequent to the March 31, 2009 year-end, Gateway sold its partnership interest in Spring Creek Apartments II, L.P.  Gateway received approximately $46,000 in net proceeds which also approximates the gain on sale of Project Partnerships to be recognized in the first quarter of fiscal year 2010.  Approximately $4.43 per limited partnership unit from this sale transaction will be distributed to the Series 7 Limited Partners in a subsequent quarter.  This sale will be reflected in the financial statements for the quarter-ended June 30, 2009.

Gateway has approved the sale to the general partner of the Project Partnership or a third party:

Series 7

Horton Housing, L.P.	Atoka Properties
Coalgate Properties	Jamestown Village Limited Partnership
Clinch View Manor Limited Partnership	Mountain City Manor Limited Partnership
Tazewell Village Limited Partnership

These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amounts as approved by Gateway, should all the transactions close without modification, the estimated net proceeds to Gateway from the sales of these Project Partnerships are estimated to be $440,000, or $42.33 per limited partnership unit.  Sales proceeds would be available for distribution to the Series 7 Limited Partners subsequent to the closing of these sales transactions which would most likely occur within the next 30-month period.

Series 8

Antlers Properties	Antlers Properties II
AAA Properties of Bentonville	Meadowview Properties Limited Partnership
Concordia Senior Housing, L.P.	Holdenville Properties
Kirksville Senior Apartments, Limited Partnership	Mountainburg Properties
Wetumka Properties

These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amounts as approved by Gateway, should all the transactions close without modification, the estimated net proceeds to Gateway from the sales of these Project Partnerships are estimated to be $635,000, or $63.63 per limited partnership unit.  Sales proceeds would be available for distribution to the Series 8 Limited Partners subsequent to the closing of these sales transactions which would most likely occur within the next 30-month period.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Series 9

Abernathy Properties	Boxwood Place Properties
Lamar Properties, L.P.	Stilwell Properties III
Jay Properties II

These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amounts as approved by Gateway, should all the transactions close without modification, the estimated net proceeds to Gateway from the sales of these Project Partnerships are estimated to be $305,000, or $48.77 per limited partnership unit.  Sales proceeds would be available for distribution to the Series 9 Limited Partners subsequent to the closing of these sales transactions which would most likely occur within the next 30-month period.

Series 10

Stigler Properties

This approval is subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amount as approved by Gateway, should the transaction close without modification, the estimated net proceeds to Gateway from the sale of this Project Partnership are estimated to be $54,000, or $10.71 per limited partnership unit.  Sales proceeds would be available for distribution to the Series 10 Limited Partners subsequent to the closing of this sales transaction which would most likely occur within the next 30-month period.

Gateway has consented to the general partner granting an option for either the general partner or a third-party to purchase either the Project Partnership Interest or Assets:

Series 7

Pioneer Apartments, an Arkansas Limited Partnership

Should this option be exercised, the estimated net sales proceeds to Gateway from the sales transaction are estimated to be $157,000, or $15.10 per limited partnership unit potentially available for distribution to the Series 7 Limited Partners within the next 30 months.  This option to purchase could expire without being exercised which would result in no sales proceeds and remarketing of the Project Partnership, the results of which are undeterminable.

Gateway is exploring options regarding the sale or other disposition of the remaining Project Partnership investments that have exited their Tax Credit compliance period and are not specifically listed above.  Any net proceeds arising from these particular Project Partnerships are anticipated to be minimal.

Disclosure of Contractual Obligations

		Payment due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years

Long-Term Debt Obligations
Capital Lease Obligations
Operating Lease Obligations
Purchase Obligations
Other Liabilities Reflected on the
Registrant’s Balance Sheet under GAAP	$2,956,364 (1)	312,682	2,643,682	0	0

(1)  The Other Liabilities represent the asset management fees and other general and administrative expense reimbursements owed to the General Partners as of March 31, 2009.  This payable is unsecured, due on demand and, in accordance with the limited partnership agreement, non-interest bearing.  As referred to in Note 4, the Managing General Partner does not intend to demand payment of the portion of this balance reflected as due later than one year within the next twelve months.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, no information is required.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Gateway Tax Credit Fund III Ltd.

We have audited the accompanying balance sheets of Gateway Tax Credit Fund III Ltd. (a Florida Limited Partnership) – Series 7 through 11, in total and for each series, as of March 31, 2009 and 2008, and the related statements of operations, partners’ equity (deficit), and cash flows for the total partnership and for each of the series for each of the years in the three-year period ended March 31, 2009.  Gateway’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gateway Tax Credit Fund III Ltd. – Series 7 through 11, in total and for each series, as of March 31, 2009 and 2008, and the results of its operations and its cash flows for the total partnership and for each of the series for each of the years in the three-year period ended March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Reznick Group, P.C.
REZNICK GROUP, P.C.

Atlanta, Georgia
June 29, 2009

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

BALANCE SHEETS

	SERIES 7		SERIES 8		SERIES 9
	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008	2009	2008
ASSETS
Current Assets:
Cash and Cash Equivalents	$ 246,867	$ 162,586	$ 185,918	$ 252,598	$ 124,326	$ 64,247
Investments in Securities	-	202,647	-	75,993	-	145,770
Receivable - Other	-	696	-	-	-	-
Total Current Assets	246,867	365,929	185,918	328,591	124,326	210,017

Investments in Project Partnerships, net	88,308	284,147	15,007	296,532	9,681	292,761

Total Assets	$ 335,175	$ 650,076	$ 200,925	$ 625,123	$ 134,007	$ 502,778

LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
Payable to General Partners	$ 61,563	$ 64,060	$ 171,880	$ 96,986	$ 31,416	$ 32,071
Distribution Payable	78	-	385	68,000	-	-

Total Current Liabilities	61,641	64,060	172,265	164,986	31,416	32,071

Long-Term Liabilities:
Payable to General Partners	895,972	815,948	948,984	862,696	575,799	526,959

Partners' Deficit:
Limited Partners - 10,395, 9,980, and 6,254
units for Series 7, 8, and 9, respectively,
at March 31, 2009 and 2008	(568,361)	(136,355)	(891,845)	(378,909)	(413,640)	(854)
General Partners	(54,077)	(93,577)	(28,479)	(23,650)	(59,568)	(55,398)

Total Partners' Deficit	(622,438)	(229,932)	(920,324)	(402,559)	(473,208)	(56,252)

Total Liabilities and Partners' Deficit	$ 335,175	$ 650,076	$ 200,925	$ 625,123	$ 134,007	$ 502,778

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

BALANCE SHEETS

	SERIES 10		SERIES 11		TOTAL SERIES 7 - 11
	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008	2009	2008
ASSETS
Current Assets:
Cash and Cash Equivalents	$ 121,062	$ 79,049	$ 204,816	$ 81,179	$ 882,989	$ 639,659
Investments in Securities	38,104	84,937	41,233	166,036	79,337	675,383
Receivable - Other	-	-	-	-	-	696
Total Current Assets	159,166	163,986	246,049	247,215	962,326	1,315,738

Investments in Securities	-	35,462	-	38,230	-	73,692
Investments in Project Partnerships, net	136,408	672,563	536,485	935,152	785,889	2,481,155

Total Assets	$ 295,574	$ 872,011	$ 782,534	$ 1,220,597	$ 1,748,215	$ 3,870,585

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Current Liabilities:
Payable to General Partners	$ 32,774	$ 33,120	$ 15,049	$ 13,389	$ 312,682	$ 239,626
Distribution Payable	-	-	-	-	463	68,000

Total Current Liabilities	32,774	33,120	15,049	13,389	313,145	307,626

Long-Term Liabilities:
Payable to General Partners	145,887	112,303	77,040	48,688	2,643,682	2,366,594

Partners' Equity (Deficit):
Limited Partners - 5,043 and 5,127 units
for Series 10 and 11, respectively, at
March 31, 2009 and 2008	159,923	763,501	729,531	1,192,925	(984,392)	1,440,308
General Partners	(43,010)	(36,913)	(39,086)	(34,405)	(224,220)	(243,943)

Total Partners' Equity (Deficit)	116,913	726,588	690,445	1,158,520	(1,208,612)	1,196,365

Total Liabilities and Partners' Equity (Deficit)	$ 295,574	$ 872,011	$ 782,534	$ 1,220,597	$ 1,748,215	$ 3,870,585

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007

	SERIES 7			SERIES 8
	2009	2008	2007	2009	2008	2007
Revenues:
Distribution Income	$ 26,416	$ 36,085	$ 27,050	$ 18,335	$ 29,379	$ 15,890
Total Revenues	26,416	36,085	27,050	18,335	29,379	15,890

Expenses:
Asset Management Fee - General Partner	80,024	85,596	85,926	86,288	89,020	89,370
General and Administrative:
General Partner	114,225	124,429	109,100	130,191	136,878	120,278
Other	42,989	38,388	39,852	45,703	39,031	40,354
Amortization	5,014	25,935	31,673	11,073	13,138	12,823
Impairment Loss on Investment in Project Partnerships	183,299	99,867	76,196	221,243	31,346	-

Total Expenses	425,551	374,215	342,747	494,498	309,413	262,825

Loss Before Equity in Income (Loss) of Project Partnerships
and Other Income	(399,135)	(338,130)	(315,697)	(476,163)	(280,034)	(246,935)
Equity in Income (Loss) of Project Partnerships	707	(28,789)	(78,519)	(45,239)	(54,012)	(15,683)
Gain on Sale of Project Partnerships	43,425	-	-	349	68,000	-
Interest Income	5,922	21,272	27,568	3,637	14,394	21,989

Net Loss	$ (349,081)	$ (345,647)	$ (366,648)	$ (517,416)	$ (251,652)	$ (240,629)

Allocation of Net (Loss) Income:
Limited Partners	$ (388,581)	$ (342,191)	$ (362,982)	$ (512,587)	$ (316,456)	$ (238,223)
General Partners	39,500	(3,456)	(3,666)	(4,829)	64,804	(2,406)

	$ (349,081)	$ (345,647)	$ (366,648)	$ (517,416)	$ (251,652)	$ (240,629)

Net Loss Per Limited Partnership Unit	$ (37.38)	$ (32.92)	$ (34.92)	$ (51.36)	$ (31.71)	$ (23.87)

Number of Limited Partnership Units Outstanding	10,395	10,395	10,395	9,980	9,980	9,980

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007

	SERIES 9			SERIES 10
	2009	2008	2007	2009	2008	2007
Revenues:
Distribution Income	$ 10,038	$ 8,514	$ 6,166	$ 12,302	$ 2,129	$ 2,563
Total Revenues	10,038	8,514	6,166	12,302	2,129	2,563

Expenses:
Asset Management Fee - General Partner	48,840	49,068	49,242	33,584	33,536	33,643
General and Administrative:
General Partner	74,395	76,571	67,132	46,497	47,857	41,958
Other	30,605	25,996	24,841	21,098	18,653	19,835
Amortization	10,045	12,053	12,053	20,914	24,106	24,106
Impairment Loss on Investment in Project Partnerships	180,400	-	-	506,918	376,185	46,129

Total Expenses	344,285	163,688	153,268	629,011	500,337	165,671

Loss Before Equity in (Loss) Income of Project Partnerships
and Other Income	(334,247)	(155,174)	(147,102)	(616,709)	(498,208)	(163,108)
Equity in (Loss) Income of Project Partnerships	(87,688)	(100,405)	(117,893)	796	(75,336)	(113,347)
Interest Income	4,979	12,856	16,867	6,238	11,970	14,743

Net Loss	$ (416,956)	$ (242,723)	$ (248,128)	$ (609,675)	$ (561,574)	$ (261,712)

Allocation of Net Loss:
Limited Partners	$ (412,786)	$ (240,296)	$ (245,647)	$ (603,578)	$ (555,958)	$ (259,095)
General Partners	(4,170)	(2,427)	(2,481)	(6,097)	(5,616)	(2,617)

	$ (416,956)	$ (242,723)	$ (248,128)	$ (609,675)	$ (561,574)	$ (261,712)

Net Loss Per Limited Partnership Unit	$ (66.00)	$ (38.42)	$ (39.28)	$ (119.69)	$ (110.24)	$ (51.38)

Number of Limited Partnership Units Outstanding	6,254	6,254	6,254	5,043	5,043	5,043

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007

	SERIES 11			TOTAL SERIES 7 - 11
	2009	2008	2007	2009	2008	2007
Revenues:
Distribution Income	$ 2,182	$ 2,782	$ 3,382	$ 69,273	$ 78,889	$ 55,051
Total Revenues	2,182	2,782	3,382	69,273	78,889	55,051

Expenses:
Asset Management Fee - General Partner	28,352	28,699	27,989	277,088	285,919	286,170
General and Administrative:
General Partner	37,198	38,286	33,565	402,506	424,021	372,033
Other	21,108	18,749	20,185	161,503	140,817	145,067
Amortization	28,981	33,497	33,497	76,027	108,729	114,152
Impairment Loss on Investment in Project Partnerships	248,250	454,605	345,321	1,340,110	962,003	467,646

Total Expenses	363,889	573,836	460,557	2,257,234	1,921,489	1,385,068

Loss Before Equity in Loss of Project Partnerships
and Other Income	(361,707)	(571,054)	(457,175)	(2,187,961)	(1,842,600)	(1,330,017)
Equity in Loss of Project Partnerships	(115,651)	(74,752)	(32,981)	(247,075)	(333,294)	(358,423)
Gain on Sale of Project Partnerships	-	-	-	43,774	68,000	-
Interest Income	9,283	17,029	19,442	30,059	77,521	100,609

Net Loss	$ (468,075)	$ (628,777)	$ (470,714)	$ (2,361,203)	$ (2,030,373)	$ (1,587,831)

Allocation of Net (Loss) Income:
Limited Partners	$ (463,394)	$ (622,489)	$ (466,007)	$ (2,380,926)	$ (2,077,390)	$ (1,571,954)
General Partners	(4,681)	(6,288)	(4,707)	19,723	47,017	(15,877)

	$ (468,075)	$ (628,777)	$ (470,714)	$ (2,361,203)	$ (2,030,373)	$ (1,587,831)

Net Loss Per Limited Partnership Unit	$ (90.38)	$ (121.41)	$ (90.89)

Number of Limited Partnership Units Outstanding	5,127	5,127	5,127

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007

	SERIES 7			SERIES 8
	Limited	General		Limited	General
	Partners	Partners	Total	Partners	Partners	Total

Balance at March 31, 2006	$ 568,818	$ (86,455)	$ 482,363	$ 243,770	$ (86,048)	$ 157,722

Net Loss	(362,982)	(3,666)	(366,648)	(238,223)	(2,406)	(240,629)

Balance at March 31, 2007	205,836	(90,121)	115,715	5,547	(88,454)	(82,907)

Net (Loss) Income	(342,191)	(3,456)	(345,647)	(316,456)	64,804	(251,652)

Distributions	-	-	-	(68,000)	-	(68,000)

Balance at March 31, 2008	(136,355)	(93,577)	(229,932)	(378,909)	(23,650)	(402,559)

Net (Loss) Income	(388,581)	39,500	(349,081)	(512,587)	(4,829)	(517,416)

Distributions	(43,425)	-	(43,425)	(349)	-	(349)

Balance at March 31, 2009	$ (568,361)	$ (54,077)	$ (622,438)	$ (891,845)	$ (28,479)	$ (920,324)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007

	SERIES 9			SERIES 10
	Limited	General		Limited	General
	Partners	Partners	Total	Partners	Partners	Total

Balance at March 31, 2006	$ 485,089	$ (50,490)	$ 434,599	$ 1,578,554	$ (28,680)	$ 1,549,874

Net Loss	(245,647)	(2,481)	(248,128)	(259,095)	(2,617)	(261,712)

Balance at March 31, 2007	239,442	(52,971)	186,471	1,319,459	(31,297)	1,288,162

Net Loss	(240,296)	(2,427)	(242,723)	(555,958)	(5,616)	(561,574)

Balance at March 31, 2008	(854)	(55,398)	(56,252)	763,501	(36,913)	726,588

Net Loss	(412,786)	(4,170)	(416,956)	(603,578)	(6,097)	(609,675)

Balance at March 31, 2009	$ (413,640)	$ (59,568)	$ (473,208)	$ 159,923	$ (43,010)	$ 116,913

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007

	SERIES 11			TOTAL SERIES 7 - 11
	Limited	General		Limited	General
	Partners	Partners	Total	Partners	Partners	Total

Balance at March 31, 2006	$ 2,281,421	$ (23,410)	$ 2,258,011	$ 5,157,652	$ (275,083)	$ 4,882,569

Net Loss	(466,007)	(4,707)	(470,714)	(1,571,954)	(15,877)	(1,587,831)

Balance at March 31, 2007	1,815,414	(28,117)	1,787,297	3,585,698	(290,960)	3,294,738

Net (Loss) Income	(622,489)	(6,288)	(628,777)	(2,077,390)	47,017	(2,030,373)

Distributions	-	-	-	(68,000)	-	(68,000)

Balance at March 31, 2008	1,192,925	(34,405)	1,158,520	1,440,308	(243,943)	1,196,365

Net (Loss) Income	(463,394)	(4,681)	(468,075)	(2,380,926)	19,723	(2,361,203)

Distributions	-	-	-	(43,774)	-	(43,774)

Balance at March 31, 2009	$ 729,531	$ (39,086)	$ 690,445	$ (984,392)	$ (224,220)	$ (1,208,612)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007

	SERIES 7
	2009	2008	2007
Cash Flows from Operating Activities:
Net Loss	$ (349,081)	$ (345,647)	$ (366,648)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization	5,014	25,935	31,673
Impairment Loss on Investment in Project Partnerships	183,299	99,867	76,196
Accreted Interest Income on Investment in Securities	-	(5,240)	(10,656)
Discount on Investment in Securities	(1,592)	(627)	(813)
Equity in (Income) Loss of Project Partnerships	(707)	28,789	78,519
Gain on Sale of Project Partnerships	(43,425)	-	-
Distribution Income	(26,416)	(36,085)	(27,050)
Changes in Operating Assets and Liabilities:
Decrease (Increase) in Interest Receivable	2,577	(995)	(3,126)
Decrease (Increase) in Receivable - Other	696	(696)	-
Increase in Payable to General Partners	77,527	89,399	86,093
Net Cash Used in Operating Activities	(152,108)	(145,300)	(135,812)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	34,648	40,134	39,620
Net Proceeds from Sale of Project Partnerships	43,425	-	-
Redemption of Investment Securities	362,000	289,000	81,000
Purchase of Investment Securities	(160,337)	(200,266)	(199,820)
Net Cash Provided by (Used in) Investing Activities	279,736	128,868	(79,200)

Cash Flows from Financing Activities:
Distributions Paid to Limited Partners	(43,347)	-	-
Net Cash Used in Financing Activities	(43,347)	-	-

Increase (Decrease) in Cash and Cash Equivalents	84,281	(16,432)	(215,012)
Cash and Cash Equivalents at Beginning of Year	162,586	179,018	394,030

Cash and Cash Equivalents at End of Year	$ 246,867	$ 162,586	$ 179,018

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007

	SERIES 8
	2009	2008	2007
Cash Flows from Operating Activities:
Net Loss	$ (517,416)	$ (251,652)	$ (240,629)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization	11,073	13,138	12,823
Impairment Loss on Investment in Project Partnerships	221,243	31,346	-
Accreted Interest Income on Investment in Securities	-	(4,804)	(9,687)
Discount on Investment in Securities	(804)	(441)	(509)
Equity in Loss of Project Partnerships	45,239	54,012	15,683
Gain on Sale of Project Partnerships	(349)	(68,000)	-
Distribution Income	(18,335)	(29,379)	(15,890)
Changes in Operating Assets and Liabilities:
Decrease (Increase) in Interest Receivable	966	187	(2,119)
Increase in Payable to General Partners	161,182	134,857	89,156
Net Cash Used in Operating Activities	(97,201)	(120,736)	(151,172)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	22,305	36,304	24,995
Net Proceeds from Sale of Project Partnerships	349	68,000	-
Redemption of Investment Securities	156,000	209,000	77,000
Purchase of Investment Securities	(80,169)	(75,100)	(125,011)
Net Cash Provided by (Used in) Investing Activities	98,485	238,204	(23,016)

Cash Flows from Financing Activities:
Distributions Paid to Limited Partners	(67,964)	-	-
Net Cash Used in Financing Activities	(67,964)	-	-

(Decrease) Increase in Cash and Cash Equivalents	(66,680)	117,468	(174,188)
Cash and Cash Equivalents at Beginning of Year	252,598	135,130	309,318

Cash and Cash Equivalents at End of Year	$ 185,918	$ 252,598	$ 135,130

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$ -	$ 68,000	$ -
Distribution to Limited Partners	-	(68,000)	-
	$ -	$ -	$ -

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007

	SERIES 9
	2009	2008	2007
Cash Flows from Operating Activities:
Net Loss	$ (416,956)	$ (242,723)	$ (248,128)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization	10,045	12,053	12,053
Impairment Loss on Investment in Project Partnerships	180,400	-	-
Accreted Interest Income on Investment in Securities	(2,552)	(5,145)	(7,423)
Discount on Investment in Securities	(325)	(416)	(509)
Equity in Loss of Project Partnerships	87,688	100,405	117,893
Distribution Income	(10,038)	(8,514)	(6,166)
Changes in Operating Assets and Liabilities:
Decrease (Increase) in Interest Receivable	1,288	(134)	(2,119)
Increase in Payable to General Partners	48,185	51,228	49,087
Net Cash Used in Operating Activities	(102,265)	(93,246)	(85,312)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	14,985	15,582	14,375
Redemption of Investment Securities	182,000	172,000	42,999
Purchase of Investment Securities	(34,641)	(100,133)	(125,011)
Net Cash Provided by (Used in) Investing Activities	162,344	87,449	(67,637)

Increase (Decrease) in Cash and Cash Equivalents	60,079	(5,797)	(152,949)
Cash and Cash Equivalents at Beginning of Year	64,247	70,044	222,993

Cash and Cash Equivalents at End of Year	$ 124,326	$ 64,247	$ 70,044

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007

	SERIES 10
	2009	2008	2007
Cash Flows from Operating Activities:
Net Loss	$ (609,675)	$ (561,574)	$ (261,712)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization	20,914	24,106	24,106
Impairment Loss on Investment in Project Partnerships	506,918	376,185	46,129
Accreted Interest Income on Investment in Securities	(4,367)	(6,464)	(8,256)
Discount on Investment in Securities	(495)	(361)	(405)
Equity in (Income) Loss of Project Partnerships	(796)	75,336	113,347
Distribution Income	(12,302)	(2,129)	(2,563)
Changes in Operating Assets and Liabilities:
Decrease (Increase) in Interest Receivable	644	273	(1,686)
Increase in Payable to General Partners	33,238	34,909	33,716
Net Cash Used in Operating Activities	(65,921)	(59,719)	(57,324)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	21,421	13,483	20,396
Redemption of Investment Securities	136,000	135,000	32,000
Purchase of Investment Securities	(49,487)	(50,066)	(99,418)
Net Cash Provided by (Used in) Investing Activities	107,934	98,417	(47,022)

Increase (Decrease) in Cash and Cash Equivalents	42,013	38,698	(104,346)
Cash and Cash Equivalents at Beginning of Year	79,049	40,351	144,697

Cash and Cash Equivalents at End of Year	$ 121,062	$ 79,049	$ 40,351

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007

	SERIES 11
	2009	2008	2007
Cash Flows from Operating Activities:
Net Loss	$ (468,075)	$ (628,777)	$ (470,714)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization	28,981	33,497	33,497
Impairment Loss on Investment in Project Partnerships	248,250	454,605	345,321
Accreted Interest Income on Investment in Securities	(5,622)	(8,114)	(10,253)
Discount on Investment in Securities	(1,300)	(493)	(609)
Equity in Loss of Project Partnerships	115,651	74,752	32,981
Distribution Income	(2,182)	(2,782)	(3,382)
Changes in Operating Assets and Liabilities:
Decrease (Increase) in Interest Receivable	1,610	(229)	(2,538)
Increase in Payable to General Partners	30,012	27,962	21,044
Net Cash Used in Operating Activities	(52,675)	(49,579)	(54,653)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	7,967	10,754	11,954
Redemption of Investment Securities	298,000	192,000	37,998
Purchase of Investment Securities	(129,655)	(125,166)	(149,619)
Net Cash Provided by (Used in) Investing Activities	176,312	77,588	(99,667)

Increase (Decrease) in Cash and Cash Equivalents	123,637	28,009	(154,320)
Cash and Cash Equivalents at Beginning of Year	81,179	53,170	207,490

Cash and Cash Equivalents at End of Year	$ 204,816	$ 81,179	$ 53,170

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007

	TOTAL SERIES 7 - 11
	2009	2008	2007
Cash Flows from Operating Activities:
Net Loss	$ (2,361,203)	$ (2,030,373)	$ (1,587,831)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization	76,027	108,729	114,152
Impairment Loss on Investment in Project Partnerships	1,340,110	962,003	467,646
Accreted Interest Income on Investment in Securities	(12,541)	(29,767)	(46,275)
Discount on Investment in Securities	(4,516)	(2,338)	(2,845)
Equity in Loss of Project Partnerships	247,075	333,294	358,423
Gain on Sale of Project Partnerships	(43,774)	(68,000)	-
Distribution Income	(69,273)	(78,889)	(55,051)
Changes in Operating Assets and Liabilities:
Decrease (Increase) in Interest Receivable	7,085	(898)	(11,588)
Decrease (Increase) in Receivable - Other	696	(696)	-
Increase in Payable to General Partners	350,144	338,355	279,096
Net Cash Used in Operating Activities	(470,170)	(468,580)	(484,273)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	101,326	116,257	111,340
Net Proceeds from Sale of Project Partnerships	43,774	68,000	-
Redemption of Investment Securities	1,134,000	997,000	270,997
Purchase of Investment Securities	(454,289)	(550,731)	(698,879)
Net Cash Provided by (Used in) Investing Activities	824,811	630,526	(316,542)

Cash Flows from Financing Activities:
Distributions Paid to Limited Partners	(111,311)	-	-
Net Cash Used in Financing Activities	(111,311)	-	-

Increase (Decrease) in Cash and Cash Equivalents	243,330	161,946	(800,815)
Cash and Cash Equivalents at Beginning of Year	639,659	477,713	1,278,528

Cash and Cash Equivalents at End of Year	$ 882,989	$ 639,659	$ 477,713

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$ -	$ 68,000	$ -
Distribution to Limited Partners	-	(68,000)	-
	$ -	$ -	$ -

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009, 2008 AND 2007

NOTE 1 - ORGANIZATION:

Gateway Tax Credit Fund III Ltd. (“Gateway”), a Florida Limited Partnership, was formed October 17, 1991 under the laws of Florida.  Gateway offered its limited partnership interests in Series (“Series”).  The first Series for Gateway is Series 7.  Operations commenced on July 16, 1992 for Series 7, January 4, 1993 for Series 8, September 30, 1993 for Series 9, January 21, 1994 for Series 10 and April 29, 1994 for Series 11.  Each Series invests, as a limited partner, in other limited partnerships (“Project Partnerships”), each of which owns and operates apartment complexes eligible for Low-Income Housing Tax Credits (“Tax Credits”), provided for in Section 42 of the Internal Revenue Code of 1986.  Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the limited partnership agreement (the “Agreement”).  As of March 31, 2009, Gateway had received capital contributions of $1,000 from the General Partners and $36,799,000 from the investor Limited Partners.

Raymond James Partners, Inc. and Raymond James Tax Credit Funds, Inc., wholly owned subsidiaries of Raymond James Financial, Inc., are the General Partner and Managing General Partner, respectively and collectively the General Partners.

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

Quarterly the Investments in Project Partnerships are increased or decreased as follows:

1)       Increased for equity in income or decreased for equity in loss of the Project Partnerships,
2)       Decreased for cash distributions received from the Project Partnerships,
3)       Decreased for the amortization of the acquisition fees and expenses,
4)       Increased for loans or advances made to the Project Partnership by Gateway, and
5)       Decreased, where appropriate, for impairment.

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

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss.  As part of its analysis, Gateway has historically considered the residual value of the Project Partnerships as one key component of its estimate of future cash flows.  During the quarter ended December 31, 2008, as a direct result of the deterioration that occurred within the United States financial markets and more specifically, its negative impact on the Tax Credit market, Gateway concluded that any residual value of the Project Partnerships in the present Tax Credit market conditions cannot be practicably determined.  As a result, Gateway eliminated estimates of residual value of the Project Partnerships from the recoverability portion of its impairment analysis.  Accordingly, in the quarter ended December 31, 2008, impairment expense of $1,146,287 was recognized in the Statement of Operations, comprised of $157,405 in Series 7, $221,243 in Series 8, $173,523 in Series 9, $403,450 in Series 10, and $190,666 in Series 11.  Impairment expense for the year ended March 31, 2009 totaled $1,340,110, comprised of $183,299 in Series 7, $221,243 in Series 8, $180,400 in Series 9, $506,918 in Series 10, and $248,250 in Series 11.  Impairment expense for the year ended March 31, 2008 totaled $962,003, comprised of $99,867 in Series 7, $31,346 in Series 8, $376,185 in Series 10, and $454,605 in Series 11.  Impairment expense for the year ended March 31, 2007 totaled $467,646, comprised of $76,196 in Series 7, $46,129 in Series 10, and $345,321 in Series 11.  Refer to Note 5 – Investments in Project Partnerships for further details regarding the components of the Investments in Project Partnerships balance.  Gateway is continuing to execute its process of disposition of its interest in Project Partnerships that have reached the end of their Tax Credit compliance period, refer to Note 6 – Summary of Disposition Activities for the most recent update of those on-going activities.

Gateway, as a limited partner in the Project Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance and continued eligibility for Tax Credits.  If the cost of operating a property exceeds the rental income earned thereon, Gateway may deem it in its best interest to voluntarily provide funds in order to protect its investment.  However, Gateway does not guarantee any of the mortgages or other debt of the Project Partnerships.  No such funding to Project Partnerships occurred during fiscal years 2007, 2008, or 2009.

Cash and Cash Equivalents

Gateway's policy is to include short-term investments with an original maturity of three months or less in Cash and Cash Equivalents.  Short-term investments are comprised of money market mutual funds.

Concentrations of Credit Risk

Financial instruments which potentially subject Gateway to concentrations of credit risk consist of cash investments in a money market mutual fund whose investment advisor is a wholly owned subsidiary of Raymond James Financial, Inc. and as of March 31, 2008, U.S. Treasury securities.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

Investment in Securities

Gateway applies Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”) (refer to Note 3 herein).  Under FAS 115, Gateway is required to categorize its debt securities as held-to-maturity, available-for-sale or trading securities, dependent upon Gateway's intent in holding the securities.  Gateway's intent is to hold all of its debt securities, which are comprised of U.S. Government Security Strips and U.S. Treasury Notes (collectively the “Gateway Securities”), until maturity and to use these investments to fund Gateway's ongoing operations.  Interest income is recognized ratably on the Gateway Securities using the effective yield to maturity.  The Gateway Securities are carried at amortized cost, which approximates market value, and are adjusted for amortization of premiums and accretion of discounts to maturity.  Such adjustments are included in interest income.  As of March 31, 2009, Investment in Securities on the Balance Sheet consisted entirely of U.S. Government Security Strips.

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

Gateway holds variable interests in 123 VIEs, which consist of Project Partnerships, of which Gateway is not the primary beneficiary.  Five of Gateway’s Project Partnership investments have been determined not to be VIEs.  Gateway’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to Gateway’s capital contributions to and receivables from those VIEs, which is approximately $25,148,176 at March 31, 2009.  Gateway may be subject to additional losses to the extent of any financial support that Gateway voluntarily provides to those Project Partnerships in the future.

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”), which provides enhanced guidance for using fair value to measure assets and liabilities.  FAS 157 establishes a common definition of fair value and provides a framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosure requirements about fair value measurements.  FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of FAS 157 until November 15, 2008 for all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis.  Gateway has adopted FAS 157 effective as of fiscal year end March 31, 2009.  The adoption of this standard did not have a material impact on Gateway’s financial position, operations or cash flow.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”), which permits entities to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  FAS 159 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Gateway has adopted FAS 159 in fiscal year 2009 but did not remeasure its financial assets and financial liabilities as a result of its adoption.  Accordingly, the adoption of this standard did not have a material impact on Gateway’s financial position, operations or cash flow.

FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, was issued in July 2006 and interprets SFAS No. 109, Accounting for Income Taxes (“FAS 109”).  FIN 48 requires all taxpayers to analyze all material positions they have taken or plan to take in all tax returns that have been filed or should have been filed with all taxing authorities for all years still subject to challenge by those taxing authorities.  If the position taken is “more-likely-than-not” to be sustained by the taxing authority on its technical merits and if there is more than a 50% likelihood that the position would be sustained if challenged and considered by the highest court in the relevant jurisdiction, the tax consequences of that position should be reflected in the taxpayer’s GAAP financial statements.  Earlier proposed interpretations of FAS 109 had recommended a “probable” standard for recognition of tax consequences rather than the “more-likely-than-not” standard finally adopted.

Because Gateway is a pass-through entity and is not required to pay income taxes, FIN 48 does not currently have any impact on its financial statements.  On December 30, 2008, the FASB issued FSP No. FIN 48-3:  Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises, which deferred the effective date of FIN 48 for nonpublic enterprises included within the scope of FSP No. FIN 48-3 to the annual financial statements for fiscal years beginning after December 15, 2008.  The deferred effective date was intended to give the Board additional time to develop guidance on the application of FIN 48 by pass-through entities and not-for-profit organizations.  Gateway may modify its disclosures if the FASB’s guidance regarding application of FIN 48 to pass-through entities changes.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  The FSP, which is effective for interim and annual reporting periods ending after June 15, 2009, provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased.  The adoption of this standard is not expected to have a material impact on Gateway’s financial position, operations or cash flow.

In November 2008, the FASB ratified EITF No. 08-6, “Equity Method Investment Accounting Considerations,” which clarifies the accounting for how to account for certain transactions and impairment considerations involving equity method investments.  This standard shall be effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  The adoption of this standard is not expected to have a material impact on Gateway’s financial position, operations or cash flow.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8—Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.  The FSP amends Statement 140 to require public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets.  The adoption of this standard did not have a material impact on the Gateway’s financial statements.

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R)”, which amends the consolidation guidance applicable to variable interest entities.  Upon adoption of FAS 167, Gateway will have reconsidered its previous FIN46(R) conclusions regarding its investments in Project Partnerships.  FAS 167 is not effective for Gateway until its fiscal year ended March 31, 2011 and early adoption is prohibited.  Gateway has not yet determined the impact, if any, FAS 167 will have on its financial statements for the year-ended March 31, 2011.

NOTE 3 - INVESTMENT IN SECURITIES:

The March 31, 2009 Balance Sheet includes Gateway Securities at cost, plus accreted interest income of $25,183 for Series 10 and $27,864 for Series 11.  The March 31, 2008 Balance Sheet includes Gateway Securities at cost, plus accreted interest income or unamortized premiums in the case of U.S. Treasury Notes, as applicable, of $2,577 for Series 7, $966 for Series 8, $27,945 for Series 9, $44,885 for Series 10 and $52,011 for Series 11.  The Gateway Securities are commonly held in a brokerage account maintained at Raymond James and Associates, Inc., an affiliate of the General Partners.  A separate accounting is maintained for each Series’ share of any investments.

	Series 7		Series 8
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
Amortized Cost	$ -	$ 202,647	$ -	$ 75,993
Gross Unrealized Loss	-	(803)	-	(301)

Fair Value	$ -	$ 201,844	$ -	$ 75,692

	Series 9		Series 10
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
Amortized Cost	$ -	$ 145,770	$ 38,104	$ 120,399
Gross Unrealized Gain	-	1,540	1,730	4,453

Fair Value	$ -	$ 147,310	$ 39,834	$ 124,852

	Series 11		Total Series 7 - 11
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
Amortized Cost	$ 41,233	$ 204,266	$ 79,337	$ 749,075
Gross Unrealized Gain	2,584	6,086	4,314	10,975

Fair Value	$ 43,817	$ 210,352	$ 83,651	$ 760,050

As of March 31, 2009, the cost and accreted interest of debt securities by contractual maturities is as follows:

	Series 10	Series 11	Total
Due within 1 year	$ 38,104	$ 41,233	$ 79,337
After 1 year through 5 years	-	-	-
Total Amount Carried on Balance Sheet	$ 38,104	$ 41,233	$ 79,337

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

Value Partners, Inc., an affiliate of Gateway, acquired the general partner interest in Logan Heights, one of the Project Partnerships in Series 8, in 2003 (see further discussion in Note 5).

NOTE 4 - RELATED PARTY TRANSACTIONS (Continued):

For the years ended March 31, 2009, 2008 and 2007 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

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
	2009	2008	2007
Series 7	$ 80,024	$ 85,596	$ 85,926
Series 8	86,288	89,020	89,370
Series 9	48,840	49,068	49,242
Series 10	33,584	33,536	33,643
Series 11	28,352	28,699	27,989
Total	$ 277,088	$ 285,919	$ 286,170

General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis.  This expense is included in the Statements of Operations.

	2009	2008	2007
Series 7	$ 114,225	$ 124,429	$ 109,100
Series 8	130,191	136,878	120,278
Series 9	74,395	76,571	67,132
Series 10	46,497	47,857	41,958
Series 11	37,198	38,286	33,565
Total	$ 402,506	$ 424,021	$ 372,033

Total unpaid asset management fees and administrative expenses payable to the General Partners, which are included on the Balance Sheet as of March 31, 2009 and 2008 are as follows:

	March 31, 2009	March 31, 2008
Series 7	$ 957,535	$ 880,008
Series 8	1,120,864	959,682
Series 9	607,215	559,030
Series 10	178,661	145,423
Series 11	92,089	62,077
Total	$ 2,956,364	$ 2,606,220

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

As of March 31, 2009, Gateway had acquired a 99% interest in the profits, losses, and Tax Credits as a limited partner in Project Partnerships (Series 7 - 35, Series 8 - 42, and Series 9 - 24) which own and operate government assisted multi-family housing complexes.  Cash flows from operations are allocated according to each Project Partnership agreement.  Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

	SERIES 7		SERIES 8		SERIES 9
	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008	2009	2008
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$ 6,861,114	$ 7,732,089	$ 7,400,711	$ 7,400,711	$ 4,914,116	$ 4,914,116

Loan receivable from Project Partnerships	-	-	24,220	24,220	-	-

Cumulative equity in losses of Project
Partnerships (1) (2)	(6,402,875)	(7,331,807)	(7,340,840)	(7,295,601)	(4,566,084)	(4,478,396)

Cumulative distributions received from
Project Partnerships	(252,589)	(258,366)	(187,825)	(183,855)	(168,985)	(164,038)

Investment in Project Partnerships before
Adjustment	205,650	141,916	(103,734)	(54,525)	179,047	271,682

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	703,733	793,335	536,715	536,715	244,087	244,087
Accumulated amortization of acquisition
fees and expenses	(268,518)	(281,846)	(165,385)	(154,312)	(105,521)	(95,476)

Reserve for Impairment of Investment in
Project Partnerships	(552,557)	(369,258)	(252,589)	(31,346)	(307,932)	(127,532)

Investments in Project Partnerships	$ 88,308	$ 284,147	$ 15,007	$ 296,532	$ 9,681	$ 292,761

(1) In accordance with Gateway's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $5,704,356 in Series 7, $7,564,293 in Series 8, and $2,844,368 in Series 9 for the year ended March 31, 2009; and cumulative suspended losses of $5,952,195 in Series 7, $6,687,886 in Series 8, and $2,389,400 in Series 9 for the year ended March 31, 2008 are not included.

(2) In accordance with Gateway's accounting policy to apply equity in losses of Project Partnerships to receivables from Project Partnerships, $24,220 in losses are included in Series 8 as of March 31, 2009 and March 31, 2008.  (See discussion of EITF 98-13 in Note 2 - Significant Accounting Policies.)

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

As of March 31, 2009, Gateway had acquired a 99% interest in the profits, losses, and Tax Credits as a limited partner in Project Partnerships (Series 10 - 15 and Series 11 - 12) which own and operate government assisted multi-family housing complexes.  Cash flows from operations are allocated according to each Project Partnership agreement.  Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

	SERIES 10		SERIES 11		TOTAL SERIES 7 - 11
	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008	2009	2008
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$ 3,914,672	$ 3,914,672	$ 4,128,042	$ 4,128,042	$ 27,218,655	$ 28,089,630

Loan receivable from Project Partnerships	-	-	-	-	24,220	24,220

Cumulative equity in losses of Project
Partnerships (1)	(2,506,807)	(2,507,603)	(1,827,547)	(1,711,896)	(22,644,153)	(23,325,303)

Cumulative distributions received from
Project Partnerships	(229,841)	(220,722)	(194,894)	(189,109)	(1,034,134)	(1,016,090)

Investment in Project Partnerships before
Adjustment	1,178,024	1,186,347	2,105,601	2,227,037	3,564,588	3,772,457

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	196,738	196,738	290,335	290,335	1,971,608	2,061,210
Accumulated amortization of acquisition
fees and expenses	(152,428)	(131,514)	(210,473)	(181,492)	(902,325)	(844,640)

Reserve for Impairment of Investment in
Project Partnerships	(1,085,926)	(579,008)	(1,648,978)	(1,400,728)	(3,847,982)	(2,507,872)

Investments in Project Partnerships	$ 136,408	$ 672,563	$ 536,485	$ 935,152	$ 785,889	$ 2,481,155

(1) In accordance with Gateway's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $660,430 in Series 10 and $1,231,664 in Series 11 for the year ended March 31, 2009; and cumulative suspended losses of $489,099 in Series 10 and $1,051,744 in Series 11 for the year ended March 31, 2008 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway’s policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 7 as of December 31 and the summarized statements of operations for the year ended December 31 of each year:

	SERIES 7
	2008	2007	2006
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 4,760,067	$ 4,701,831	$ 4,443,999
Investment properties, net	20,471,291	24,795,254	25,997,567
Other assets	34,399	38,318	13,554
Total assets	$ 25,265,757	$ 29,535,403	$ 30,455,120

Liabilities and Partners' Deficit:
Current liabilities	$ 935,908	$ 1,071,844	$ 863,069
Long-term debt	30,468,234	34,955,515	35,419,494
Total liabilities	31,404,142	36,027,359	36,282,563

Partners' deficit
Limited Partner	(5,737,510)	(6,059,892)	(5,418,259)
General Partners	(400,875)	(432,064)	(409,184)
Total partners' deficit	(6,138,385)	(6,491,956)	(5,827,443)

Total liabilities and partners' deficit	$ 25,265,757	$ 29,535,403	$ 30,455,120

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 6,397,144	$ 7,209,575	$ 7,002,838
Expenses:
Operating expenses	3,478,583	3,742,728	3,675,144
Interest expense	2,239,047	2,540,271	2,500,007
Depreciation and amortization	1,277,049	1,495,597	1,475,207

Total expenses	6,994,679	7,778,596	7,650,358

Net loss	$ (597,535)	$ (569,021)	$ (647,520)

Other partners' share of net income (loss)	$ 20,242	$ 23,510	$ (5,725)

Gateway's share of net loss	$ (617,777)	$ (592,531)	$ (641,795)
Suspended losses	618,484	563,742	563,276

Equity in Income (Loss) of Project Partnerships	$ 707	$ (28,789)	$ (78,519)

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway’s policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 8 as of December 31 and the summarized statements of operations for the year ended December 31 of each year:

	SERIES 8 (1)
	2008	2007	2006
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 4,572,520	$ 4,634,557	$ 4,432,607
Investment properties, net	23,847,600	25,044,850	27,285,833
Other assets	252,930	266,834	36,096
Total assets	$ 28,673,050	$ 29,946,241	$ 31,754,536

Liabilities and Partners' Deficit:
Current liabilities	$ 1,553,737	$ 1,562,014	$ 1,307,637
Long-term debt	35,579,018	35,854,400	37,297,268
Total liabilities	37,132,755	37,416,414	38,604,905

Partners' deficit
Limited Partner	(7,701,622)	(6,781,537)	(6,102,740)
General Partners	(758,083)	(688,636)	(747,629)
Total partners' deficit	(8,459,705)	(7,470,173)	(6,850,369)

Total liabilities and partners' deficit	$ 28,673,050	$ 29,946,241	$ 31,754,536

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 7,026,802	$ 6,962,343	$ 7,087,148
Expenses:
Operating expenses	4,105,796	3,747,637	3,618,940
Interest expense	2,348,130	2,386,458	2,621,057
Depreciation and amortization	1,498,607	1,489,012	1,514,946

Total expenses	7,952,533	7,623,107	7,754,943

Net loss	$ (925,731)	$ (660,764)	$ (667,795)

Other partners' share of net loss	$ (4,084)	$ (131)	$ (8,672)

Gateway's share of net loss	$ (921,647)	$ (660,633)	$ (659,123)
Suspended losses	876,408	606,621	643,440

Equity in Loss of Project Partnerships	$ (45,239)	$ (54,012)	$ (15,683)

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

(1)    As discussed in Note 4, an affiliate of the General Partner (Value Partners, Inc.) is the operating general partner in one of the Project Partnerships included in Series 8 above (Logan Heights).  The Logan Heights Project Partnership is not consolidated in Gateway’s financial statements as Gateway’s investment in Logan Heights is accounted for under the equity method.  The information below is included for related party disclosure purposes.  The Project Partnership’s financial information for the years ending December 2008 and December 2007 is as follows:

	December 2008	December 2007
Total Assets	$ 479,080	$ 504,269
Total Liabilities	803,320	807,963
Gateway Deficit	(292,349)	(272,009)
Other Partner's Deficit	(31,891)	(31,685)
Total Revenue	154,655	148,406
Net Loss	$ (20,545)	$ (18,450)

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway’s policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 9 as of December 31 and the summarized statements of operations for the year ended December 31 of each year:

	SERIES 9
	2008	2007	2006
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 2,339,114	$ 2,260,038	$ 2,249,554
Investment properties, net	14,400,684	15,142,396	15,800,449
Other assets	16,667	42,650	5,761
Total assets	$ 16,756,465	$ 17,445,084	$ 18,055,764

Liabilities and Partners' Deficit:
Current liabilities	$ 463,546	$ 437,188	$ 334,186
Long-term debt	19,468,844	19,596,802	19,818,860
Total liabilities	19,932,390	20,033,990	20,153,046

Partners' deficit
Limited Partner	(2,739,514)	(2,187,748)	(1,733,811)
General Partners	(436,411)	(401,158)	(363,471)
Total partners' deficit	(3,175,925)	(2,588,906)	(2,097,282)

Total liabilities and partners' deficit	$ 16,756,465	$ 17,445,084	$ 18,055,764

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 3,756,581	$ 3,716,532	$ 3,621,179
Expenses:
Operating expenses	2,178,215	2,004,049	1,859,165
Interest expense	1,328,202	1,368,618	1,370,495
Depreciation and amortization	790,640	784,023	774,921

Total expenses	4,297,057	4,156,690	4,004,581

Net loss	$ (540,476)	$ (440,158)	$ (383,402)

Other partners' share of net income (loss)	$ 2,180	$ (4,402)	$ (3,834)

Gateway's share of net loss	$ (542,656)	$ (435,756)	$ (379,568)
Suspended losses	454,968	335,351	261,675

Equity in Loss of Project Partnerships	$ (87,688)	$ (100,405)	$ (117,893)

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway’s policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 10 as of December 31 and the summarized statements of operations for the year ended December 31 of each year:

	SERIES 10
	2008	2007	2006
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 2,081,976	$ 1,992,544	$ 1,858,876
Investment properties, net	11,212,400	11,593,014	11,891,327
Other assets	18,938	21,577	2,116
Total assets	$ 13,313,314	$ 13,607,135	$ 13,752,319

Liabilities and Partners' Equity:
Current liabilities	$ 473,965	$ 443,396	$ 352,954
Long-term debt	12,832,733	12,934,608	12,982,207
Total liabilities	13,306,698	13,378,004	13,335,161

Partners' equity (deficit)
Limited Partner	500,409	684,835	843,845
General Partners	(493,793)	(455,704)	(426,687)
Total partners' equity	6,616	229,131	417,158

Total liabilities and partners' equity	$ 13,313,314	$ 13,607,135	$ 13,752,319

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 2,397,697	$ 2,355,826	$ 2,304,668
Expenses:
Operating expenses	1,397,130	1,304,691	1,263,208
Interest expense	683,133	716,599	769,303
Depreciation and amortization	486,635	479,429	465,986

Total expenses	2,566,898	2,500,719	2,498,497

Net loss	$ (169,201)	$ (144,893)	$ (193,829)

Other partners' share of net income (loss)	$ 1,335	$ (2,167)	$ (4,845)

Gateway's share of net loss	$ (170,536)	$ (142,726)	$ (188,984)
Suspended losses	171,332	67,390	75,637

Equity in Income (Loss) of Project Partnerships	$ 796	$ (75,336)	$ (113,347)

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway’s policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 11 as of December 31 and the summarized statements of operations for the year ended December 31 of each year:

	SERIES 11
	2008	2007	2006
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 1,144,132	$ 1,123,100	$ 1,144,097
Investment properties, net	9,435,609	9,900,312	10,308,531
Other assets	278,980	271,652	256,291
Total assets	$ 10,858,721	$ 11,295,064	$ 11,708,919

Liabilities and Partners' Equity:
Current liabilities	$ 429,490	$ 434,747	$ 312,089
Long-term debt	9,916,521	10,035,475	10,324,803
Total liabilities	10,346,011	10,470,222	10,636,892

Partners' equity (deficit)
Limited Partner	896,880	1,175,899	1,375,171
General Partners	(384,170)	(351,057)	(303,144)
Total partners' equity	512,710	824,842	1,072,027

Total liabilities and partners' equity	$ 10,858,721	$ 11,295,064	$ 11,708,919

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 2,161,398	$ 2,114,552	$ 1,980,664
Expenses:
Operating expenses	1,310,769	1,170,777	1,397,288
Interest expense	606,842	607,244	521,968
Depreciation and amortization	523,527	529,741	498,431

Total expenses	2,441,138	2,307,762	2,417,687

Net loss	$ (279,740)	$ (193,210)	$ (437,023)

Other partners' share of net income (loss)	$ 15,831	$ (7,940)	$ (9,541)

Gateway's share of net loss	$ (295,571)	$ (185,270)	$ (427,482)
Suspended losses	179,920	110,518	394,501

Equity in Loss of Project Partnerships	$ (115,651)	$ (74,752)	$ (32,981)

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway’s policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 7 through 11 as of December 31 and the summarized statements of operations for the year ended December 31 of each year:

	TOTAL SERIES 7 - 11
	2008	2007	2006
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 14,897,809	$ 14,712,070	$ 14,129,133
Investment properties, net	79,367,584	86,475,826	91,283,707
Other assets	601,914	641,031	313,818
Total assets	$ 94,867,307	$ 101,828,927	$ 105,726,658

Liabilities and Partners' Deficit:
Current liabilities	$ 3,856,646	$ 3,949,189	$ 3,169,935
Long-term debt	108,265,350	113,376,800	115,842,632
Total liabilities	112,121,996	117,325,989	119,012,567

Partners' deficit
Limited Partner	(14,781,357)	(13,168,443)	(11,035,794)
General Partners	(2,473,332)	(2,328,619)	(2,250,115)
Total partners' deficit	(17,254,689)	(15,497,062)	(13,285,909)

Total liabilities and partners' deficit	$ 94,867,307	$ 101,828,927	$ 105,726,658

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 21,739,622	$ 22,358,828	$ 21,996,497
Expenses:
Operating expenses	12,470,493	11,969,882	11,813,745
Interest expense	7,205,354	7,619,190	7,782,830
Depreciation and amortization	4,576,458	4,777,802	4,729,491

Total expenses	24,252,305	24,366,874	24,326,066

Net loss	$ (2,512,683)	$ (2,008,046)	$ (2,329,569)

Other partners' share of net income (loss)	$ 35,504	$ 8,870	$ (32,617)

Gateway's share of net loss	$ (2,548,187)	$ (2,016,916)	$ (2,296,952)
Suspended losses	2,301,112	1,683,622	1,938,529

Equity in Loss of Project Partnerships	$ (247,075)	$ (333,294)	$ (358,423)

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

Gateway’s equity by Series as reflected by the Project Partnerships differs from the Investments in Project Partnerships before acquisition fees and expenses, amortization and impairment reserves by Series primarily because of suspended losses (refer to Note 2 for discussion of suspended losses).

By Series these differences are as follows:

	Equity Per Project Partnership	Equity Per Gateway
Series 7	$ (5,737,510)	$ 205,650
Series 8	(7,701,622)	(103,734)
Series 9	(2,739,514)	179,047
Series 10	500,409	1,178,024
Series 11	896,880	2,105,601

NOTE 6 – SUMMARY OF DISPOSITION ACTIVITIES:

Gateway at one time held investments in 133 Project Partnerships (39 in Series 7, 43 in Series 8, 24 in Series 9, 15 in Series 10, and 12 in Series 11).  As of March 31, 2009, Gateway has sold its interest in 5 Project Partnerships (4 in Series 7 and 1 in Series 8).  A summary of the sale transactions for the Project Partnerships disposed during the past two fiscal years are summarized below (there were no dispositions in fiscal year 2007):

Fiscal Year 2009 Disposition Activity:

Series 7

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
September 2008	Cedar Hollow Apartments	$ 9,741	$ 0.94	$ 9,741
September 2008	Sunrise I Apartments	14,741	1.42	14,741
September 2008	Burbank Apartments	9,502	0.91	9,502
September 2008	Walnut Apartments	9,441	0.91	9,441
				$ 43,425

The net proceeds per LP unit from the sale of Cedar Hollow Apartments, Sunrise I Apartments, Burbank Apartments, and Walnut Apartments were distributed to the Series 7 Limited Partners in December 2008.

Series 8

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
	Other, net (see below)	$ -	$ -	$ 349
$ 349

Gateway recognized an additional gain on sale of Project Partnerships in the amount of $349 resulting from the true-up of certain legal and other sale transaction closing expenses arising from a Project Partnership sale transaction which closed in the prior fiscal year.  This amount will be distributed to the Series 8 Limited Partners in a subsequent quarter.

Fiscal Year 2008 Disposition Activity:

Series 8

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
March 2008	Morningside Villa	$ 68,000	$ 6.81	$ 68,000
$ 68,000

The net proceeds per LP unit from the sale of Morningside Villa are a component of the Distribution Payable on the Balance Sheet as of March 31, 2008.  These net proceeds were distributed to the Series 8 Limited Partners in September 2008.

NOTE 7 - TAXABLE INCOME (LOSS):

The following is a reconciliation between net loss as reported in the financial statements and Gateway’s income (loss) for tax purposes:

SERIES 7	2009	2008	2007
Net Loss per Financial Statements	$ (349,081)	$ (345,647)	$ (366,648)

Equity in Loss of Project Partnerships for tax purposes
in excess of losses for financial statement purposes	(869,112)	(734,090)	(744,619)

Adjustments to convert March 31, fiscal year end
to December 31, taxable year end	(7,336)	3,910	(22,600)

Additional Gain on Sale of Project Partnerships for tax purposes	1,432,602	-	-

Items Expensed for Financial Statement purposes
not expensed for Tax purposes:
Asset Management Fee	82,694	85,596	86,138
Amortization Expense	10,091	27,255	50,301
Impairment Expense	183,299	99,867	76,196
Other Adjustments	(31,798)	(28,978)	(22,042)

Gateway income (loss) for tax purposes as of December 31	$ 451,359	$ (892,087)	$ (943,274)

	December 31,	December 31,	December 31,
	2008	2007	2006

Federal Low Income Housing Tax Credits (Unaudited)	$ -	$ -	$ 9,934

The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2009 are as follows:

	Financial	Tax
	Reporting	Reporting
	Purposes	Purposes	Differences
Investments in Project
Partnerships	$ 88,308	$ (7,259,322)	$ 7,347,630

Other Assets	$ 246,867	$ 1,463,829	$ (1,216,962)

Liabilities	$ 957,613	$ 12,137	$ 945,476

NOTE 7 - TAXABLE INCOME (LOSS) (Continued):

The following is a reconciliation between net loss as reported in the financial statements and Gateway’s loss for tax purposes:

SERIES 8	2009	2008	2007
Net Loss per Financial Statements	$ (517,416)	$ (251,652)	$ (240,629)

Equity in Loss of Project Partnerships for tax purposes
in excess of losses for financial statement purposes	(1,015,861)	(786,382)	(852,613)

Adjustments to convert March 31, fiscal year end
to December 31, taxable year end	(2,148)	10,213	(8,485)

Additional Gain (Loss) on Sale of Project Partnerships for tax purposes	281,596	(68,000)	-

Items Expensed for Financial Statement purposes
not expensed for Tax purposes:
Asset Management Fee	86,971	89,020	89,592
Amortization Expense	11,827	12,821	20,740
Impairment Expense	221,243	31,346	-
Other Adjustments	(23,552)	(25,785)	(13,876)

Gateway loss for tax purposes as of December 31	$ (957,340)	$ (988,419)	$ (1,005,271)

	December 31,	December 31,	December 31,
	2008	2007	2006

Federal Low Income Housing Tax Credits (Unaudited)	$ -	$ -	$ 15,422

The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2009 are as follows:

	Financial	Tax
	Reporting	Reporting
	Purposes	Purposes	Differences
Investments in Project
Partnerships	$ 15,007	$ (9,254,141)	$ 9,269,148

Other Assets	$ 185,918	$ 1,393,590	$ (1,207,672)

Liabilities	$ 1,121,249	$ 98,124	$ 1,023,125

NOTE 7 - TAXABLE INCOME (LOSS) (Continued):

The following is a reconciliation between net loss as reported in the financial statements and Gateway’s loss for tax purposes:

SERIES 9	2009	2008	2007
Net Loss per Financial Statements	$ (416,956)	$ (242,723)	$ (248,128)

Equity in Loss of Project Partnerships for tax purposes
in excess of losses for financial statement purposes	(600,667)	(469,803)	(417,301)

Adjustments to convert March 31, fiscal year end
to December 31, taxable year end	(3,230)	4,869	(7,947)

Items Expensed for Financial Statement purposes
not expensed for Tax purposes:
Asset Management Fee	48,897	49,068	49,353
Amortization Expense	10,547	12,053	19,451
Impairment Expense	180,400	-	-
Other Adjustments	(8,456)	(5,960)	(5,409)

Gateway loss for tax purposes as of December 31	$ (789,465)	$ (652,496)	$ (609,981)

	December 31,	December 31,	December 31,
	2008	2007	2006

Federal Low Income Housing Tax Credits (Unaudited)	$ -	$ -	$ -

The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2009 are as follows:

	Financial	Tax
	Reporting	Reporting
	Purposes	Purposes	Differences
Investments in Project
Partnerships	$ 9,681	$ (4,295,813)	$ 4,305,494

Other Assets	$ 124,326	$ 887,552	$ (763,226)

Liabilities	$ 607,215	$ 8,380	$ 598,835

NOTE 7 - TAXABLE INCOME (LOSS) (Continued):

The following is a reconciliation between net loss as reported in the financial statements and Gateway’s loss for tax purposes:

SERIES 10	2009	2008	2007
Net Loss per Financial Statements	$ (609,675)	$ (561,574)	$ (261,712)

Equity in Loss of Project Partnerships for tax purposes
in excess of losses for financial statement purposes	(362,615)	(232,828)	(262,403)

Adjustments to convert March 31, fiscal year end
to December 31, taxable year end	(8,404)	5,828	(14,702)

Items Expensed for Financial Statement purposes
not expensed for Tax purposes:
Asset Management Fee	33,572	33,536	33,713
Amortization Expense	21,712	24,105	39,206
Impairment Expense	506,918	376,185	46,129
Other Adjustments	(5,075)	(3,311)	(2,562)

Gateway loss for tax purposes as of December 31	$ (423,567)	$ (358,059)	$ (422,331)

	December 31,	December 31,	December 31,
	2008	2007	2006

Federal Low Income Housing Tax Credits (Unaudited)	$ -	$ -	$ -

The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2009 are as follows:

	Financial	Tax
	Reporting	Reporting
	Purposes	Purposes	Differences
Investments in Project
Partnerships	$ 136,408	$ (1,702,250)	$ 1,838,658

Other Assets	$ 159,166	$ 769,951	$ (610,785)

Liabilities	$ 178,661	$ 5,478	$ 173,183

NOTE 7 - TAXABLE INCOME (LOSS) (Continued):

The following is a reconciliation between net loss as reported in the financial statements and Gateway’s loss for tax purposes:

SERIES 11	2009	2008	2007
Net Loss per Financial Statements	$ (468,075)	$ (628,777)	$ (470,714)

Equity in Loss of Project Partnerships for tax purposes
in excess of losses for financial statement purposes	(177,877)	(198,370)	(172,636)

Adjustments to convert March 31, fiscal year end
to December 31, taxable year end	231	4,322	(20,679)

Items Expensed for Financial Statement purposes
not expensed for Tax purposes:
Asset Management Fee	28,518	28,620	11,508
Amortization Expense	30,110	33,497	54,186
Impairment Expense	248,250	454,605	345,321
Other Adjustments	(2,782)	(2,782)	(3,382)

Gateway loss for tax purposes as of December 31	$ (341,625)	$ (308,885)	$ (256,396)

	December 31,	December 31,	December 31,
	2008	2007	2006

Federal Low Income Housing Tax Credits (Unaudited)	$ -	$ -	$ 43,946

The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2009 are as follows:

	Financial	Tax
	Reporting	Reporting
	Purposes	Purposes	Differences
Investments in Project
Partnerships	$ 536,485	$ 695,558	$ (159,073)

Other Assets	$ 246,049	$ 714,864	$ (468,815)

Liabilities	$ 92,089	$ 5,464	$ 86,625

NOTE 7 - TAXABLE INCOME (LOSS) (Continued):

The following is a reconciliation between net loss as reported in the financial statements and Gateway’s loss for tax purposes:

TOTAL SERIES 7 - 11	2009	2008	2007
Net Loss per Financial Statements	$ (2,361,203)	$ (2,030,373)	$ (1,587,831)

Equity in Loss of Project Partnerships for tax purposes
in excess of losses for financial statement purposes	(3,026,132)	(2,421,473)	(2,449,572)

Adjustments to convert March 31, fiscal year end
to December 31, taxable year end	(20,887)	29,142	(74,413)

Additional Gain (Loss) on Sale of Project Partnerships for tax purposes	1,714,198	(68,000)	-

Items Expensed for Financial Statement purposes
not expensed for Tax purposes:
Asset Management Fee	280,652	285,841	270,304
Amortization Expense	84,287	109,731	183,884
Impairment Expense	1,340,110	962,003	467,646
Other Adjustments	(71,663)	(66,816)	(47,271)

Gateway loss for tax purposes as of December 31	$ (2,060,638)	$ (3,199,945)	$ (3,237,253)

The difference in the total value of Gateway’s Investments in Project Partnerships is approximately $7,347,630 higher for Series 7, $9,269,148 higher for Series 8, $4,305,494 higher for Series 9, and $1,838,658 higher for Series 10 for financial reporting purposes than for tax return purposes because (i) there were depreciation differences between financial reporting purposes and tax return purposes and (ii) certain expenses are not deductible for tax return purposes.  The financial reporting value and the tax value for Series 11 are approximately equal as of December 31, 2008.

The differences in the assets and liabilities of Gateway for financial reporting purposes and tax reporting purposes for the year ended March 31, 2009 are as follows:

	Financial	Tax
	Reporting	Reporting
	Purposes	Purposes	Differences
Investments in Project
Partnerships	$ 785,889	$ (21,815,969)	$ 22,601,858

Other Assets	$ 962,326	$ 5,229,786	$ (4,267,460)

Liabilities	$ 2,956,827	$ 129,583	$ 2,827,244

NOTE 8 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

Series 7	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2009	6/30/2008	9/30/2008	12/31/2008	3/31/2009

Total Revenues	$ 876	$ 11,615	$ 2,656	$ 11,269

Net Loss	$ (56,594)	$ (62,686)	$ (186,381)	$ (43,420)

Loss Per Weighted Average Limited
Partnership Unit Outstanding	$ (5.39)	$ (5.97)	$ (21.89)	$ (4.13)

Series 8	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2009	6/30/2008	9/30/2008	12/31/2008	3/31/2009

Total Revenues	$ 7,765	$ 3,528	$ 1,104	$ 5,938

Net Loss	$ (54,038)	$ (68,692)	$ (337,562)	$ (57,124)

Loss Per Weighted Average Limited
Partnership Unit Outstanding	$ (5.36)	$ (6.81)	$ (33.49)	$ (5.70)

Series 9	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2009	6/30/2008	9/30/2008	12/31/2008	3/31/2009

Total Revenues	$ 2,821	$ 1,724	$ -	$ 5,493

Net Loss	$ (45,971)	$ (50,267)	$ (265,616)	$ (55,102)

Loss Per Weighted Average Limited
Partnership Unit Outstanding	$ (7.28)	$ (7.96)	$ (42.05)	$ (8.71)

Series 10	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2009	6/30/2008	9/30/2008	12/31/2008	3/31/2009

Total Revenues	$ 3,243	$ 1,400	$ 432	$ 7,227

Net Loss	$ (10,722)	$ (58,758)	$ (489,550)	$ (50,645)

Loss Per Weighted Average Limited
Partnership Unit Outstanding	$ (2.10)	$ (11.53)	$ (96.10)	$ (9.96)

NOTE 8 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued):

Series 11	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2009	6/30/2008	9/30/2008	12/31/2008	3/31/2009

Total Revenues	$ -	$ 2,182	$ -	$ -

Net Loss	$ (26,392)	$ (52,588)	$ (291,860)	$ (97,235)

Loss Per Weighted Average Limited
Partnership Unit Outstanding	$ (5.10)	$ (10.15)	$ (56.36)	$ (18.77)

Series 7 - 11	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2009	6/30/2008	9/30/2008	12/31/2008	3/31/2009

Total Revenues	$ 14,705	$ 20,449	$ 4,192	$ 29,927

Net Loss	$ (193,717)	$ (292,991)	$ (1,570,969)	$ (303,526)

Series 7	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2008	6/30/2007	9/30/2007	12/31/2007	3/31/2008

Total Revenues	$ 15,500	$ 3,934	$ -	$ 16,651

Net Loss	$ (40,082)	$ (72,129)	$ (67,203)	$ (166,233)

Loss Per Weighted Average Limited
Partnership Unit Outstanding	$ (3.82)	$ (6.87)	$ (6.40)	$ (15.83)

Series 8	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2008	6/30/2007	9/30/2007	12/31/2007	3/31/2008

Total Revenues	$ 8,305	$ 7,302	$ 2,617	$ 11,155

Net Loss	$ (43,561)	$ (78,541)	$ (81,124)	$ (48,426)

Loss Per Weighted Average Limited
Partnership Unit Outstanding	$ (4.32)	$ (7.79)	$ (8.05)	$ (11.55)

NOTE 8 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued):

Series 9	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2008	6/30/2007	9/30/2007	12/31/2007	3/31/2008

Total Revenues	$ 4,003	$ -	$ 600	$ 3,911

Net Loss	$ (45,788)	$ (64,718)	$ (52,111)	$ (80,106)

Loss Per Weighted Average Limited
Partnership Unit Outstanding	$ (7.25)	$ (10.24)	$ (8.25)	$ (12.68)

Series 10	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2008	6/30/2007	9/30/2007	12/31/2007	3/31/2008

Total Revenues	$ 1,380	$ -	$ 749	$ -

Net Loss	$ (31,843)	$ (46,171)	$ (45,917)	$ (437,643)

Loss Per Weighted Average Limited
Partnership Unit Outstanding	$ (6.25)	$ (9.06)	$ (9.01)	$ (85.91)

Series 11	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2008	6/30/2007	9/30/2007	12/31/2007	3/31/2008

Total Revenues	$ 2,182	$ -	$ -	$ 600

Net Loss	$ (56,807)	$ (53,817)	$ (24,595)	$ (493,558)

Loss Per Weighted Average Limited
Partnership Unit Outstanding	$ (10.97)	$ (10.39)	$ (4.75)	$ (95.30)

Series 7 - 11	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2008	6/30/2007	9/30/2007	12/31/2007	3/31/2008

Total Revenues	$ 31,370	$ 11,236	$ 3,966	$ 32,317

Net Loss	$ (218,081)	$ (315,376)	$ (270,950)	$ (1,225,966)

NOTE 9 – SUBSEQUENT EVENTS:

Series 7

Subsequent to the March 31, 2009 year-end, Gateway sold its partnership interest in Spring Creek Apartments II, L.P.  Gateway received approximately $46,000 in net proceeds which also approximates the gain on sale of Project Partnerships to be recognized in the first quarter of fiscal year 2010.  Approximately $4.43 per limited partnership unit from this sale transaction will be distributed to the Series 7 Limited Partners in a subsequent quarter.  This sale will be reflected in the financial statements for the quarter-ended June 30, 2009.

Item 9.  Changes in and disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A.  Controls and Procedures

Not applicable to Gateway’s annual report for fiscal year ended March 31, 2009.

Item 9a(T).  Controls and Procedures

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

Under the supervision and with the participation of the Managing General Partner’s management, including the Chief Executive Officer and Chief Financial Officer, Gateway has evaluated the effectiveness of its disclosure controls and procedures applicable to each of the Series as well as to the total partnership pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures applicable to each of the Series as well as to the total partnership are effective.  There were no changes in Gateway’s internal control over financial reporting during the year ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, Gateway’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of Gateway’s internal control over financial reporting applicable to each of the Series as well as to the total partnership based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management concluded that Gateway’s internal control over financial reporting applicable to each of the Series as well as to the total partnership was effective as of March 31, 2009.

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

Ronald M. Diner, age 65, is President and a Director.  He is a Senior Vice President of Raymond James & Associates, Inc., with whom he has been employed since June 1983.  Mr. Diner received an MBA degree from Columbia University (1968) and a BS degree from Trinity College (1966).  Prior to joining Raymond James & Associates, Inc., he managed the broker-dealer activities of Pittway Real Estate, Inc., a real estate development firm.  He was previously a loan officer at Marine Midland Realty Credit Corp., and spent three years with Common, Dann & Co., a New York regional investment firm.  He has served as a member of the Board of Directors of the Council for Rural Housing and Development, a national organization of developers, managers and syndicators of properties developed under the RECD Section 515 program, and is a member of the Board of Directors of the Florida Council for Rural Housing and Development.  Mr. Diner has been a speaker and panel member at state and national seminars relating to the low-income housing credit.

J. Davenport Mosby III, age 53, is a Vice President and a Director.  He is a Senior Managing Director of Raymond James & Associates, Inc. which he joined in 1982.  Mr. Mosby received an MBA from the Harvard Business School (1982).  He graduated magna cum laude with a BA from Vanderbilt University where he was elected to Phi Beta Kappa.

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

Raymond James Partners, Inc. –

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Neither of the General Partners own any units of the outstanding securities of Gateway as of March 31, 2009.  Ronald M. Diner, President of Raymond James Tax Credit Funds, Inc. owns 5 units of Series 7.  None of the other directors and officers own any units of the outstanding securities of Gateway as of March 31, 2009.

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

For the years ended March 31, 2009, 2008 and 2007 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

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

	2009	2008	2007
Series 7	$ 80,024	$ 85,596	$ 85,926
Series 8	86,288	89,020	89,370
Series 9	48,840	49,068	49,242
Series 10	33,584	33,536	33,643
Series 11	28,352	28,699	27,989
Total	$ 277,088	$ 285,919	$ 286,170

General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis.  This expense is included in the Statements of Operations.

	2009	2008	2007
Series 7	$ 114,225	$ 124,429	$ 109,100
Series 8	130,191	136,878	120,278
Series 9	74,395	76,571	67,132
Series 10	46,497	47,857	41,958
Series 11	37,198	38,286	33,565
Total	$ 402,506	$ 424,021	$ 372,033

Total unpaid asset management fees and administrative expenses payable to the General Partners, which are included on the Balance Sheet as of March 31, 2009 and 2008 are as follows:

	March .31, 2009	March 31, 2008
Series 7	$ 957,535	$ 880,008
Series 8	1,120,864	959,682
Series 9	607,215	559,030
Series 10	178,661	145,423
Series 11	92,089	62,077
Total	$ 2,956,364	$ 2,606,220

Item 14.  Principal Accounting Fees & Services

Audit Fees

The aggregate fees billed by Gateway’s principal accounting firm, Reznick Group, P.C., for professional services rendered for the audit of the annual financial statements, various matters related to SEC filings, and review of financial statements included in Gateway’s quarterly report on Form 10-Q amounted to $83,660 and $74,500 for the years ended March 31, 2009 and 2008, respectively.  The aggregate fees billed by Gateway’s former principal accounting firm, Spence, Marston, Bunch, Morris and Co., totaled $2,000 for the year ended March 31, 2008 for services pertaining to prior years audit reports.

Tax Fees

During fiscal 2008 and 2007, Spence, Marston, Bunch, Morris and Co. was engaged to prepare Gateway’s federal tax return, for which they billed $9,000 for each of the years ended 2009 and 2008.

Other Fees

The two members of Raymond James Tax Credit Funds, Inc. Board of Directors, Ronald M. Diner and J. Davenport Mosby III also serve as the members of the Audit Committee on behalf of Gateway.  The audit committee charter requires that the committee approve the engagement of the principal accounting firm prior to the rendering of any audit or non-audit services.  During fiscal 2009, 100% of the audit related and other services and 100% of the tax services were pre-approved by the Audit Committee.

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

(3)  Exhibit Listing

Exhibit
Number    Description
3.1	Amended Certificate of Limited Partnership of Gateway Tax Credit Fund III, Ltd. (Filed as an Exhibit to Registration Statement on Form S-11, File No. 33-44238, and incorporated herein by reference.)
4.1	The form of Partnership Agreement of the Partnership (included as Exhibit "A" to the Prospectus, File No. 33-44238, and incorporated herein by reference.)
31.1	Certification required by Rule 15d-14(a).(Filed herewith.)
31.2	Certification required by Rule 15d-14(a).(Filed herewith.)
32	Certification required by Rule 15d-14(b).(Filed herewith.)

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2008

SERIES 7
Apartment Properties
		# of	Mortgage Loan
Partnership	Location	Units	Balance

Nottingham	Pisgah, AL	18	549,598
Mountain City	Mountain City, TN	40	1,270,053
Washington	Bloomfield, NE	24	773,429
BrookStone	McCaysville, GA	40	1,147,899
Tazewell	New Tazewell, TN	44	1,349,342
N. Irvine	Irvine, KY	24	764,417
Horton	Horton, KS	24	741,852
Manchester	Manchester, GA	42	1,155,483
Waynesboro	Waynesboro, GA	24	644,915
Lakeland II	Lakeland, GA	30	802,748
Mt. Vernon	Mt. Vernon, GA	24	710,489
Meadow Run	Dawson, GA	48	1,370,170
Spring Creek II	Quitman, GA	24	640,629
Warm Springs	Warm Springs, GA	22	650,919
Blue Ridge	Blue Ridge, GA	41	1,056,040
Pioneer	Mountain View, AR	48	1,170,303
Dilley	Dilley, TX	28	701,420
Elsa	Elsa, TX	40	1,000,432
Clinch View	Gate City, VA	42	1,400,484
Jamestown	Jamestown, TN	40	1,176,475
Leander	Leander, TX	36	883,965
Louisa Sr.	Louisa, KY	36	1,145,421
Orchard Commons	Crab Orchard, KY	12	309,347
Vardaman	Vardaman, MS	24	705,532
Heritage Park	Paze, AZ	32	1,201,329
BrooksHollow	Jasper, GA	40	1,133,319
Cavalry Crossing	Ft. Scott, KS	40	1,371,195
Carson City	Carson City, KS	24	760,394
Matteson	Capa, KS	24	735,312
Pembroke	Pembroke, KY	16	489,303
Robynwood	Cynthiana, KY	24	739,822
Atoka	Atoka, OK	24	645,756
Coalgate	Coalgate, OK	24	646,133
Hill Creek	West Blocton, AL	24	744,777
Cardinal	Mountain Home. AR	32	99,429

Total Series 7		1,079	$ 30,688,131

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2008

SERIES 7	Cost at Acquisition Date
Apartment Properties			Net Improvements
		Buildings	Capitalized
		Improvements	Subsequent to
Partnership	Land	& Equipment	Acquisition

Nottingham	21,070	695,113	63,214
Mountain City	67,000	1,345,826	277,953
Washington	30,000	401,435	558,717
BrookStone	45,000	176,183	1,239,514
Tazewell	75,000	834,811	875,222
N. Irvine	27,600	696,407	307,356
Horton	15,615	641,460	275,465
Manchester	40,000	243,179	1,191,337
Waynesboro	45,310	107,860	666,100
Lakeland II	30,000	149,453	830,194
Mt. Vernon	19,500	156,335	724,691
Meadow Run	20,000	241,802	1,483,038
Spring Creek II	40,000	117,323	651,152
Warm Springs	45,000	196,691	581,001
Blue Ridge	0	234,193	1,104,950
Pioneer	30,000	1,092,918	397,755
Dilley	30,000	847,755	13,210
Elsa	40,000	1,286,910	15,105
Clinch View	99,000	409,447	1,368,833
Jamestown	53,800	436,875	1,118,449
Leander	46,000	1,063,200	60,053
Louisa Sr.	90,000	449,409	901,987
Orchard Commons	28,789	452,556	(30,458)
Vardaman	15,000	93,877	819,720
Heritage Park	199,000	1,243,700	210,192
BrooksHollow	67,155	183,029	1,190,127
Cavalry Crossing	82,300	894,246	926,649
Carson City	86,422	354,778	532,881
Matteson	28,438	556,314	379,845
Pembroke	22,000	190,283	376,434
Robynwood	35,000	315,110	612,567
Atoka	16,000	819,334	0
Coalgate	22,500	806,005	0
Hill Creek	29,337	622,291	339,919
Cardinal	24,207	650,852	110,181

Total Series 7	$ 1,566,043	$ 19,006,960	$ 20,173,353

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2008

SERIES 7
Apartment Properties	Gross Amount At Which Carried At December 31, 2008
		Buildings,
		Improvements
Partnership	Land	& Equipment	Total

Nottingham	23,500	755,897	779,397
Mountain City	67,000	1,623,779	1,690,779
Washington	55,940	934,212	990,152
BrookStone	45,000	1,415,697	1,460,697
Tazewell	75,000	1,710,033	1,785,033
N. Irvine	29,750	1,001,613	1,031,363
Horton	15,615	916,925	932,540
Manchester	49,455	1,425,061	1,474,516
Waynesboro	37,500	781,770	819,270
Lakeland II	29,600	980,047	1,009,647
Mt. Vernon	19,500	881,026	900,526
Meadow Run	40,000	1,704,840	1,744,840
Spring Creek II	30,000	778,475	808,475
Warm Springs	20,000	802,692	822,692
Blue Ridge	0	1,339,143	1,339,143
Pioneer	151,303	1,369,370	1,520,673
Dilley	30,000	860,965	890,965
Elsa	40,000	1,302,015	1,342,015
Clinch View	99,000	1,778,280	1,877,280
Jamestown	53,800	1,555,324	1,609,124
Leander	174,104	995,149	1,169,253
Louisa Sr.	98,550	1,342,846	1,441,396
Orchard Commons	28,789	422,098	450,887
Vardaman	15,000	913,597	928,597
Heritage Park	199,000	1,453,892	1,652,892
BrooksHollow	69,750	1,370,561	1,440,311
Cavalry Crossing	101,365	1,801,830	1,903,195
Carson City	40,028	934,053	974,081
Matteson	39,000	925,597	964,597
Pembroke	22,000	566,717	588,717
Robynwood	35,000	927,677	962,677
Atoka	16,000	819,334	835,334
Coalgate	22,500	806,005	828,505
Hill Creek	29,337	962,210	991,547
Cardinal	24,207	761,033	785,240

Total Series 7	$ 1,826,593	$ 38,919,763	$ 40,746,356

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2008

SERIES 7
Apartment Properties
	Accumulated	Depreciable Life
Partnership	Depreciation

Nottingham	307,260	5.0-40.0
Mountain City	981,413	7.0-27.5
Washington	551,622	5.0-30.0
BrookStone	779,090	5.0-27.5
Tazewell	1,013,459	7.0-27.5
N. Irvine	414,780	5.0-40.0
Horton	591,057	5.0-25.0
Manchester	736,918	5.0-25.0
Waynesboro	411,022	10.0-30.0
Lakeland II	524,155	10.0-30.0
Mt. Vernon	465,996	5.0-30.0
Meadow Run	927,446	7.0-27.5
Spring Creek II	408,802	10.0-30.0
Warm Springs	432,136	5.0-40.0
Blue Ridge	753,096	5.0-25.0
Pioneer	625,651	12.0-40.0
Dilley	285,728	5.0-50.0
Elsa	492,150	7.0-50.0
Clinch View	1,051,289	7.0-27.5
Jamestown	897,007	7.0-27.5
Leander	661,454	7.0-30.0
Louisa Sr.	530,752	5.0-40.0
Orchard Commons	167,990	5.0-40.0
Vardaman	375,160	5.0-40.0
Heritage Park	879,945	7.0-27.5
BrooksHollow	742,199	5.0-27.5
Cavalry Crossing	748,565	12.0-40.0
Carson City	549,736	7.0-27.5
Matteson	558,685	7.0-27.5
Pembroke	219,603	5.0-40.0
Robynwood	357,543	5.0-40.0
Atoka	519,823	5.0-25.0
Coalgate	517,175	5.0-25.0
Hill Creek	512,806	7.0-27.5
Cardinal	283,553	7.0-27.5

Total Series 7	$ 20,275,066

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2008

SERIES 8
Apartment Properties
		# of	Mortgage Loan
Partnership	Location	Units	Balance

Purdy	Purdy, MO	16	441,683
Galena	Galena, KS	24	586,627
Antlers 2	Antlers, OK	24	605,352
Holdenville	Holdenville, OK	24	689,906
Wetumka	Wetumka, OK	24	624,506
Mariners Cove	Marine City, MI	32	1,000,004
Mariners Cove Sr.	Marine City, MI	24	774,497
Antlers	Antlers, OK	36	1,051,649
Bentonville	Bentonville, AR	24	452,329
Deerpoint	Elgin, AL	24	703,826
Aurora	Aurora, MO	28	701,790
Baxter	Baxter Springs, KS	16	408,393
Arbor Gate	Bridgeport, AL	24	724,456
Timber Ridge	Collinsville, AL	24	708,416
Concordia Sr.	Concordia, KS	24	655,971
Mountainburg	Mountainburg, AR	24	681,940
Lincoln	Pierre, SD	25	861,411
Fox Ridge	Russellville, AL	24	716,654
Meadow View	Bridgeport, NE	16	570,154
Sheridan	Auburn, NE	16	584,499
Grand Isle	Grand Isle, ME	16	917,820
Meadowview	Van Buren, AR	29	708,947
Taylor	Taylor, TX	44	1,196,339
Brookwood	Gainesboro, TN	44	1,405,858
Pleasant Valley	Lynchburg, TN	33	1,060,774
Reelfoot	Ridgely, TN	20	625,757
River Rest	Newport, TN	34	1,108,718
Kirskville	Kirksville, MO	24	660,750
Cimmaron	Arco, ID	24	797,229
Kenton	Kenton, OH	46	1,381,311
Lovingston	Lovingston, VA	64	2,139,358
Pontotoc	Pontotoc, MS	36	1,067,068
So. Brenchley	Rexburg, ID	30	1,196,333
Hustonville	Hustonville, KY	16	499,986
Northpoint	Jackson, KY	24	865,157
Brooks Field	Louisville, GA	32	923,965
Brooks Lane	Clayton, GA	36	1,068,690
Brooks Point	Dahlonega, GA	41	1,326,139
Brooks Run	Jasper, GA	24	735,217
Logan Heights	Russellville, KY	24	757,749
Lakeshore 2	Tuskegee, AL	36	1,118,803
Cottondale	Cottondale, FL	25	741,488

Total Series 8		1,175	$ 35,847,519

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2008

SERIES 8	Cost at Acquisition Date
Apartment Properties			Net Improvements
		Buildings	Capitalized
		Improvements	Subsequent to
Partnership	Land	& Equipment	Acquisition

Purdy	64,823	493,596	69,948
Galena	19,200	362,505	461,081
Antlers 2	26,000	761,859	0
Holdenville	15,000	877,598	0
Wetumka	19,977	792,876	0
Mariners Cove	117,192	1,134,974	(127,076)
Mariners Cove Sr.	72,252	901,745	61,085
Antlers	50,529	1,270,510	0
Bentonville	15,220	743,269	0
Deerpoint	33,250	912,974	2,600
Aurora	164,350	716,471	80,029
Baxter	13,800	418,296	185,543
Arbor Gate	43,218	873,748	39,857
Timber Ridge	15,145	879,334	49,524
Concordia Sr.	65,000	776,131	(14,742)
Mountainburg	20,000	863,990	0
Lincoln	121,000	933,872	114,148
Fox Ridge	35,000	867,785	0
Meadow View	29,000	686,959	35,343
Sheridan	20,100	373,018	428,271
Grand Isle	20,000	1,180,210	12,623
Meadowview	40,000	954,717	0
Taylor	105,335	1,185,923	238,534
Brookwood	28,148	1,780,090	7,394
Pleasant Valley	56,269	1,288,452	47,650
Reelfoot	13,000	118,127	696,647
River Rest	50,750	431,259	973,940
Kirskville	50,000	188,140	593,352
Cimmaron	18,000	611,963	591,014
Kenton	61,699	785,703	934,357
Lovingston	178,985	2,215,782	418,754
Pontotoc	40,500	312,296	997,682
So. Brenchley	99,658	492,781	1,021,578
Hustonville	20,000	672,270	17,364
Northpoint	140,000	942,599	32,197
Brooks Field	45,762	113,295	1,018,084
Brooks Lane	57,500	123,401	1,177,172
Brooks Point	108,000	135,053	1,415,911
Brooks Run	50,000	158,025	716,472
Logan Heights	24,600	422,778	510,002
Lakeshore 2	45,000	273,501	1,150,126
Cottondale	36,000	911,975	344

Total Series 8	$ 2,249,262	$ 30,939,850	$ 13,956,808

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2008

SERIES 8
Apartment Properties	Gross Amount At Which Carried At December 31, 2008
		Buildings,
		Improvements
Partnership	Land	& Equipment	Total

Purdy	77,828	550,539	628,367
Galena	89,582	753,204	842,786
Antlers 2	26,000	761,859	787,859
Holdenville	15,000	877,598	892,598
Wetumka	19,977	792,876	812,853
Mariners Cove	122,656	1,002,434	1,125,090
Mariners Cove Sr.	46,216	988,866	1,035,082
Antlers	50,529	1,270,510	1,321,039
Bentonville	15,220	743,269	758,489
Deerpoint	19,500	929,324	948,824
Aurora	168,057	792,793	960,850
Baxter	49,173	568,466	617,639
Arbor Gate	48,116	908,707	956,823
Timber Ridge	16,745	927,258	944,003
Concordia Sr.	65,000	761,389	826,389
Mountainburg	20,000	863,990	883,990
Lincoln	136,047	1,032,973	1,169,020
Fox Ridge	35,000	867,785	902,785
Meadow View	29,000	722,302	751,302
Sheridan	34,300	787,089	821,389
Grand Isle	20,000	1,192,833	1,212,833
Meadowview	40,000	954,717	994,717
Taylor	105,334	1,424,458	1,529,792
Brookwood	28,148	1,787,484	1,815,632
Pleasant Valley	56,269	1,336,102	1,392,371
Reelfoot	13,827	813,947	827,774
River Rest	52,062	1,403,887	1,455,949
Kirskville	50,000	781,492	831,492
Cimmaron	6,000	1,214,977	1,220,977
Kenton	61,699	1,720,060	1,781,759
Lovingston	171,772	2,641,749	2,813,521
Pontotoc	40,500	1,309,978	1,350,478
So. Brenchley	99,658	1,514,359	1,614,017
Hustonville	22,323	687,311	709,634
Northpoint	142,950	971,846	1,114,796
Brooks Field	45,761	1,131,380	1,177,141
Brooks Lane	68,036	1,290,037	1,358,073
Brooks Point	108,000	1,550,964	1,658,964
Brooks Run	50,366	874,131	924,497
Logan Heights	24,600	932,780	957,380
Lakeshore 2	46,014	1,422,613	1,468,627
Cottondale	36,000	912,319	948,319

Total Series 8	$ 2,373,265	$ 44,772,655	$ 47,145,920

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2008

SERIES 8
Apartment Properties
	Accumulated	Depreciable Life
Partnership	Depreciation

Purdy	400,841	7.0-27.5
Galena	489,946	7.0-27.5
Antlers 2	483,613	5.0-25.0
Holdenville	543,119	5.0-25.0
Wetumka	492,887	5.0-25.0
Mariners Cove	739,641	7.0-27.5
Mariners Cove Sr.	578,204	7.0-27.5
Antlers	794,651	10.0-25.0
Bentonville	484,613	5.0-25.0
Deerpoint	315,525	5.0-50.0
Aurora	594,286	7.0-27.5
Baxter	347,081	7.0-27.5
Arbor Gate	364,902	5.0-40.0
Timber Ridge	374,728	5.0-40.0
Concordia Sr.	467,807	5.0-25.0
Mountainburg	534,234	5.0-25.0
Lincoln	594,985	7.0-27.5
Fox Ridge	288,378	5.0-50.0
Meadow View	351,131	5.0-30.0
Sheridan	336,047	5.0-50.0
Grand Isle	694,319	7.0-27.5
Meadowview	591,925	5.0-25.0
Taylor	441,775	5.0-50.0
Brookwood	917,330	5.0-50.0
Pleasant Valley	676,322	5.0-50.0
Reelfoot	408,928	7.0-27.5
River Rest	683,006	7.0-50.0
Kirskville	459,544	5.0-27.5
Cimmaron	655,846	7.0-27.5
Kenton	796,541	5.0-33.0
Lovingston	1,468,813	7.0-27.5
Pontotoc	468,388	5.0-40.0
So. Brenchley	833,169	7.0-27.5
Hustonville	271,655	5.0-40.0
Northpoint	387,781	5.0-40.0
Brooks Field	578,876	5.0-40.0
Brooks Lane	664,407	5.0-40.0
Brooks Point	781,513	5.0-40.0
Brooks Run	452,330	5.0-40.0
Logan Heights	515,824	5.0-40.0
Lakeshore 2	505,162	5.0-40.0
Cottondale	468,247	5.0-27.5

Total Series 8	$ 23,298,320

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2008

SERIES 9
Apartment Properties
		# of	Mortgage Loan
Partnership	Location	Units	Balance

Jay	Jay, OK	24	628,082
Boxwood	Lexington, TX	24	588,792
Stilwell 3	Stilwell, OK	16	444,525
Arbor Trace	Lake Park, GA	24	715,891
Arbor Trace 2	Lake Park, GA	42	1,410,627
Omega	Omega, GA	36	1,097,590
Cornell 2	Watertown, SD	24	890,529
Elm Creek	Pierre, SD	24	921,618
Marionville	Marionville, MO	20	542,088
Lamar	Lamar, AR	24	685,894
Mt. Glen	Heppner, OR	24	794,170
Centreville	Centreville, AL	24	763,620
Skyview	Troy, AL	36	1,098,043
Sycamore	Coffeyville, KS	40	1,369,271
Bradford	Cumberland, KY	24	765,666
Cedar Lane	London, KY	24	696,765
Stanton	Stanton, KY	24	773,340
Abernathy	Abernathy, TX	24	594,445
Pembroke	Pembroke, KY	24	771,585
Meadowview	Greenville, AL	24	641,802
Town Branch	Mt. Vernon, KY	24	740,111
Fox Run	Ragland, AL	24	747,369
Maple Street	Emporium, PA	32	1,322,387
Manchester	Manchester, GA	18	571,850

Total Series 9		624	$ 19,576,060

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2008

SERIES 9	Cost at Acquisition Date
Apartment Properties			Net Improvements
		Buildings	Capitalized
		Improvements	Subsequent to
Partnership	Land	& Equipment	Acquisition

Jay	30,000	103,524	677,073
Boxwood	22,273	718,529	30,137
Stilwell 3	15,567	82,347	489,218
Arbor Trace	62,500	185,273	670,585
Arbor Trace 2	100,000	361,210	1,345,224
Omega	35,000	188,863	1,183,441
Cornell 2	29,155	576,296	645,108
Elm Creek	71,360	233,390	988,344
Marionville	24,900	409,497	353,674
Lamar	18,000	202,240	684,085
Mt. Glen	23,500	480,064	614,791
Centreville	36,000	220,952	741,056
Skyview	120,000	220,161	1,111,226
Sycamore	64,408	415,748	1,380,760
Bradford	66,000	285,025	649,183
Cedar Lane	49,750	952,314	(38,223)
Stanton	41,584	959,574	(42,009)
Abernathy	30,000	751,898	0
Pembroke	43,000	955,687	(47,860)
Meadowview	46,270	1,086,351	25,545
Town Branch	21,000	942,114	(25,758)
Fox Run	47,467	919,296	11,432
Maple Street	85,000	1,178,856	452,025
Manchester	24,100	711,035	314

Total Series 9	$ 1,106,834	$ 13,140,244	$ 11,899,371

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2008

SERIES 9
Apartment Properties	Gross Amount At Which Carried At December 31, 2008
		Buildings,
		Improvements
Partnership	Land	& Equipment	Total

Jay	25,000	785,597	810,597
Boxwood	22,273	748,666	770,939
Stilwell 3	10,000	577,132	587,132
Arbor Trace	62,500	855,858	918,358
Arbor Trace 2	100,000	1,706,434	1,806,434
Omega	35,000	1,372,304	1,407,304
Cornell 2	96,696	1,153,863	1,250,559
Elm Creek	162,301	1,130,793	1,293,094
Marionville	91,449	696,622	788,071
Lamar	18,000	886,325	904,325
Mt. Glen	23,500	1,094,855	1,118,355
Centreville	36,000	962,008	998,008
Skyview	120,000	1,331,387	1,451,387
Sycamore	73,945	1,786,971	1,860,916
Bradford	66,000	934,208	1,000,208
Cedar Lane	49,750	914,091	963,841
Stanton	41,584	917,565	959,149
Abernathy	30,000	751,898	781,898
Pembroke	43,000	907,827	950,827
Meadowview	46,270	1,111,896	1,158,166
Town Branch	21,000	916,356	937,356
Fox Run	47,467	930,728	978,195
Maple Street	85,000	1,630,881	1,715,881
Manchester	27,200	708,249	735,449

Total Series 9	$ 1,333,935	$ 24,812,514	$ 26,146,449

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2008

SERIES 9
Apartment Properties
	Accumulated	Depreciable Life
Partnership	Depreciation

Jay	466,153	5.0-25.0
Boxwood	461,123	5.0-25.0
Stilwell 3	344,743	5.0-25.0
Arbor Trace	409,243	10.0-30.0
Arbor Trace 2	815,105	10.0-30.0
Omega	667,440	5.0-50.0
Cornell 2	658,840	5.0-30.0
Elm Creek	627,318	5.0-27.5
Marionville	447,386	7.0-27.5
Lamar	533,481	5.0-25.0
Mt. Glen	622,655	7.0-27.5
Centreville	562,252	5.0-40.0
Skyview	482,557	5.0-40.0
Sycamore	669,567	12.0-40.0
Bradford	332,810	5.0-40.0
Cedar Lane	354,961	5.0-40.0
Stanton	353,645	5.0-40.0
Abernathy	456,658	5.0-25.0
Pembroke	330,035	7.0-40.0
Meadowview	391,336	5.0-40.0
Town Branch	316,908	7.0-40.0
Fox Run	489,660	7.0-27.5
Maple Street	607,319	7.0-40.0
Manchester	344,570	5.0-27.5

Total Series 9	$ 11,745,765

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2008

SERIES 10
Apartment Properties
		# of	Mortgage Loan
Partnership	Location	Units	Balance

Redstone	Challis, ID	24	811,144
Albany	Albany, KY	24	740,951
Oak Terrace	Bonifay, FL	18	521,499
Wellshill	West Liberty, KY	32	1,048,120
Applegate	Florence, AL	36	1,114,105
Heatherwood	Alexander City, AL	36	862,003
Peachtree	Gaffney, SC	28	1,069,310
Donna	Donna, TX	50	1,368,413
Wellsville	Wellsville, NY	24	996,044
Tecumseh	Tecumseh, NE	24	857,703
Clay City	Clay City, KY	24	784,767
Irvine West	Irvine, KY	24	783,779
New Castle	New Castle, KY	24	776,754
Stigler	Stigler, OK	20	573,037
Courtyard	Huron, SD	21	619,075

Total Series 10		409	$ 12,926,704

SERIES 10	Cost at Acquisition Date
Apartment Properties			Net Improvements
		Buildings	Capitalized
		Improvements	Subsequent to
Partnership	Land	& Equipment	Acquisition

Redstone	24,000	747,591	436,163
Albany	39,500	990,162	(44,161)
Oak Terrace	27,200	633,284	3,275
Wellshill	75,000	1,270,844	(63,598)
Applegate	125,000	1,467,675	280,333
Heatherwood	55,000	1,551,679	55,207
Peachtree	25,000	1,021,466	168,575
Donna	112,000	1,661,889	3,684
Wellsville	38,000	1,286,389	128,719
Tecumseh	20,000	1,038,151	93,178
Clay City	22,750	998,334	48,827
Irvine West	25,000	1,060,585	47,819
New Castle	40,575	971,520	29,644
Stigler	24,000	730,056	0
Courtyard	12,000	465,936	327,146

Total Series 10	$ 665,025	$ 15,895,561	$ 1,514,811

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2008

SERIES 10
Apartment Properties	Gross Amount At Which Carried At December 31, 2008
		Buildings,
		Improvements
Partnership	Land	& Equipment	Total

Redstone	7,600	1,200,154	1,207,754
Albany	39,500	946,001	985,501
Oak Terrace	27,200	636,559	663,759
Wellshill	75,000	1,207,246	1,282,246
Applegate	126,385	1,746,623	1,873,008
Heatherwood	55,000	1,606,886	1,661,886
Peachtree	25,000	1,190,041	1,215,041
Donna	112,000	1,665,573	1,777,573
Wellsville	38,000	1,415,108	1,453,108
Tecumseh	50,741	1,100,588	1,151,329
Clay City	44,946	1,024,965	1,069,911
Irvine West	47,046	1,086,358	1,133,404
New Castle	43,375	998,364	1,041,739
Stigler	24,000	730,056	754,056
Courtyard	78,476	726,606	805,082

Total Series 10	$ 794,269	$ 17,281,128	$ 18,075,397

SERIES 10
Apartment Properties
	Accumulated	Depreciable Life
Partnership	Depreciation

Redstone	672,759	7.0-27.5
Albany	358,901	5.0-40.0
Oak Terrace	341,059	5.0-27.5
Wellshill	428,312	5.0-40.0
Applegate	625,242	5.0-40.0
Heatherwood	570,759	5.0-40.0
Peachtree	404,074	5.0-40.0
Donna	494,952	7.0-50.0
Wellsville	781,196	7.0-27.5
Tecumseh	398,064	5.0-50.0
Clay City	389,685	5.0-40.0
Irvine West	407,185	5.0-40.0
New Castle	367,769	5.0-40.0
Stigler	275,192	5.0-25.0
Courtyard	347,848	5.0-40.0

Total Series 10	$ 6,862,997

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2008

SERIES 11
Apartment Properties
		# of	Mortgage Loan
Partnership	Location	Units	Balance

Homestead	Pinetop, AZ	32	1,232,528
Mountain Oak	Collinsville, AL	24	644,140
Eloy	Eloy, AZ	24	630,004
Gila Bend	Gila Bend, AZ	36	1,612,567
Creekstone	Dallas, GA	40	545,450
Tifton	Tifton, GA	36	729,980
Cass Towne	Cartersville, GA	10	0
Warsaw	Warsaw, VA	56	2,562,605
Royston	Royston, GA	25	719,026
Red Bud	Mokane, MO	8	231,659
Cardinal	Mountain Home, AR	32	64,868
Parsons	Parsons, KS	38	1,061,599

Total Series 11		361	$ 10,034,426

SERIES 11	Cost at Acquisition Date
Apartment Properties			Net Improvements
		Buildings	Capitalized
		Improvements	Subsequent to
Partnership	Land	& Equipment	Acquisition

Homestead	126,000	1,628,502	62,193
Mountain Oak	30,000	473,033	391,422
Eloy	12,000	882,913	165,792
Gila Bend	18,000	945,233	615,356
Creekstone	130,625	170,655	1,707,324
Tifton	17,600	192,853	1,496,433
Cass Towne	22,690	301,458	33,772
Warsaw	146,800	3,200,738	82,543
Royston	36,000	785,602	113,007
Red Bud	5,500	295,617	1,582
Cardinal	15,793	424,616	71,883
Parsons	45,188	953,512	431,826

Total Series 11	$ 606,196	$ 10,254,732	$ 5,173,133

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2008

SERIES 11
Apartment Properties	Gross Amount At Which Carried At December 31, 2008
		Buildings,
		Improvements
Partnership	Land	& Equipment	Total

Homestead	144,163	1,672,532	1,816,695
Mountain Oak	30,000	864,455	894,455
Eloy	12,000	1,048,705	1,060,705
Gila Bend	18,000	1,560,589	1,578,589
Creekstone	130,650	1,877,954	2,008,604
Tifton	17,327	1,689,559	1,706,886
Cass Towne	22,690	335,230	357,920
Warsaw	146,800	3,283,281	3,430,081
Royston	36,000	898,609	934,609
Red Bud	5,500	297,199	302,699
Cardinal	15,793	496,499	512,292
Parsons	42,516	1,388,010	1,430,526

Total Series 11	$ 621,439	$ 15,412,622	$ 16,034,061

SERIES 11
Apartment Properties
	Accumulated	Depreciable Life
Partnership	Depreciation

Homestead	648,326	5.0-40.0
Mountain Oak	456,321	5.0-27.5
Eloy	558,332	5.0-27.5
Gila Bend	551,608	5.0-40.0
Creekstone	901,983	7.0-27.5
Tifton	556,025	5.0-25.0
Cass Towne	117,615	7.0-27.5
Warsaw	1,630,832	7.0-27.5
Royston	408,991	7.0-40.0
Red Bud	100,682	7.0-40.0
Cardinal	184,991	7.0-27.5
Parsons	482,746	12.0-40.0

Total Series 11	$ 6,598,452

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2008
NOTES TO SCHEDULE III

SERIES 7
Reconciliation of Land, Building & Improvements current year changes:
Balance at beginning of period - December 31, 2007		$ 46,582,716
Additions during period:
Acquisitions through foreclosure	0
Other acquisitions	100,110
Improvements, etc.	0
Other	0
		100,110
Deductions during period:
Cost of real estate sold	(5,928,688)
Other	(7,782)
		(5,936,470)

Balance at end of period - December 31, 2008		$ 40,746,356

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 2007		$ 21,787,463
Current year expense		1,277,049
Sale of assets		(2,781,664)
Prior year adjustments		(7,782)

Balance at end of period - December 31, 2008		$ 20,275,066

SERIES 8
Reconciliation of Land, Building & Improvements current year changes:
Balance at beginning of period - December 31, 2007		$ 46,848,527
Additions during period:
Acquisitions through foreclosure	0
Other acquisitions	301,042
Improvements, etc.	0
Other	0
		301,042
Deductions during period:
Cost of real estate sold	0
Other	(3,649)
		(3,649)

Balance at end of period - December 31, 2008		$ 47,145,920

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 2007		$ 21,803,677
Current year expense		1,498,292
Sale of assets		0
Prior year adjustments		(3,649)

Balance at end of period - December 31, 2008		$ 23,298,320

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2008
NOTES TO SCHEDULE III

SERIES 9
Reconciliation of Land, Building & Improvements current year changes:
Balance at beginning of period - December 31, 2007		$ 26,097,519
Additions during period:
Acquisitions through foreclosure	0
Other acquisitions	48,928
Improvements, etc.	0
Other	0
		48,928
Deductions during period:
Cost of real estate sold	0
Other	2
		2

Balance at end of period - December 31, 2008		$ 26,146,449

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 2007		$ 10,955,123
Current year expense		790,640
Sale of assets		0
Prior year adjustments		2

Balance at end of period - December 31, 2008		$ 11,745,765

SERIES 10
Reconciliation of Land, Building & Improvements current year changes:
Balance at beginning of period - December 31, 2007		$ 17,971,492
Additions during period:
Acquisitions through foreclosure	0
Other acquisitions	105,829
Improvements, etc.	0
Other	0
		105,829
Deductions during period:
Cost of real estate sold	0
Other	(1,924)
		(1,924)

Balance at end of period - December 31, 2008		$ 18,075,397

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 2007		$ 6,378,478
Current year expense		486,443
Sale of assets		0
Prior year adjustments		(1,924)

Balance at end of period - December 31, 2008		$ 6,862,997

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2008
NOTES TO SCHEDULE III

SERIES 11
Reconciliation of Land, Building & Improvements current year changes:
Balance at beginning of period - December 31, 2007		$ 15,978,419
Additions during period:
Acquisitions through foreclosure	0
Other acquisitions	57,750
Improvements, etc.	0
Other	0
		57,750
Deductions during period:
Cost of real estate sold	0
Other	(2,108)
		(2,108)

Balance at end of period - December 31, 2008		$ 16,034,061

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 2007		$ 6,078,106
Current year expense		522,454
Sale of assets		0
Prior year adjustments		(2,108)

Balance at end of period - December 31, 2008		$ 6,598,452

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2008

SERIES 7
PARTNERSHIP	# OF UNITS	BALANCE	INTEREST RATE	MONTHLY DEBT SERVICE	TERM (YEARS)

Nottingham	18	$ 549,598	7.75%	4,182	50
Mountain City	40	1,270,053	7.75%	5,399	50
Washington	24	773,429	8.25%	2,923	50
BrookStone	40	1,147,899	6.50%	6,491	50
Tazewell	44	1,349,342	7.25%	6,463	50
N. Irvine	24	764,417	7.75%	3,164	50
Horton	24	741,852	7.75%	2,845	50
Manchester	42	1,155,483	6.50%	6,417	50
Waynesboro	24	644,915	6.50%	3,398	50
Lakeland II	30	802,748	7.25%	3,800	50
Mt. Vernon	24	710,489	6.50%	3,899	50
Meadow Run	48	1,370,170	6.50%	7,564	50
Spring Creek II	24	640,629	6.50%	3,623	50
Warm Springs	22	650,919	7.25%	2,775	50
Blue Ridge	41	1,056,040	7.25%	4,869	50
Pioneer	48	1,170,303	8.25%	4,524	50
Dilley	28	701,420	8.25%	2,650	50
Elsa	40	1,000,432	7.75%	4,347	50
Clinch View	42	1,400,484	8.75%	7,509	50
Jamestown	40	1,176,475	7.25%	5,565	50
Leander	36	883,965	7.75%	3,506	50
Louisa Sr.	36	1,145,421	7.25%	6,061	50
Orchard Commons	12	309,347	7.75%	5,732	50
Vardaman	24	705,532	7.25%	3,006	50
Heritage Park	32	1,201,329	7.75%	5,077	50
BrooksHollow	40	1,133,319	6.50%	6,294	50
Cavalry Crossing	40	1,371,195	7.75%	5,676	50
Carson City	24	760,394	7.25%	3,500	50
Matteson	24	735,312	7.25%	3,500	50
Pembroke	16	489,303	7.25%	2,951	50
Robynwood	24	739,822	7.25%	5,251	50
Atoka	24	645,756	7.25%	3,917	50
Coalgate	24	646,133	7.25%	3,793	50
Hill Creek	24	744,777	6.50%	3,830	50
Cardinal	32	99,429	6.50%	5,200	50

TOTAL SERIES 7	1,079	$ 30,688,131

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2008

SERIES 8
PARTNERSHIP	# OF UNITS	BALANCE	INTEREST RATE	MONTHLY DEBT SERVICE	TERM (YEARS)

Purdy	16	$ 441,683	7.75%	2,285	50
Galena	24	586,627	7.25%	2,776	50
Antlers 2	24	605,352	7.25%	4,085	50
Holdenville	24	689,906	6.50%	4,330	50
Wetumka	24	624,506	6.50%	4,314	50
Mariners Cove	32	1,000,004	7.25%	4,600	50
Mariners Cove Sr.	24	774,497	7.25%	3,500	50
Antlers	36	1,051,649	7.25%	4,619	50
Bentonville	24	452,329	7.75%	14,430	45
Deerpoint	24	703,826	7.75%	6,238	50
Aurora	28	701,790	7.25%	3,236	50
Baxter	16	408,393	6.50%	2,720	50
Arbor Gate	24	724,456	6.50%	4,099	50
Timber Ridge	24	708,416	7.25%	3,446	50
Concordia Sr.	24	655,971	6.50%	3,350	50
Mountainburg	24	681,940	6.50%	3,824	50
Lincoln	25	861,411	8.25%	3,351	50
Fox Ridge	24	716,654	7.25%	3,398	50
Meadow View	16	570,154	7.25%	2,683	50
Sheridan	16	584,499	8.25%	3,211	50
Grand Isle	16	917,820	8.25%	8,875	50
Meadowview	29	708,947	7.25%	7,575	39
Taylor	44	1,196,339	7.50%	6,644	50
Brookwood	44	1,405,858	6.50%	7,860	50
Pleasant Valley	33	1,060,774	7.25%	4,893	50
Reelfoot	20	625,757	7.25%	3,892	50
River Rest	34	1,108,718	7.25%	4,791	50
Kirskville	24	660,750	7.25%	2,591	50
Cimmaron	24	797,229	10.75%	4,428	50
Kenton	46	1,381,311	7.25%	6,044	50
Lovingston	64	2,139,358	7.00%	10,920	50
Pontotoc	36	1,067,068	7.25%	4,490	50
So. Brenchley	30	1,196,333	7.25%	5,200	50
Hustonville	16	499,986	6.50%	3,187	50
Northpoint	24	865,157	7.25%	4,112	50
Brooks Field	32	923,965	7.25%	4,004	50
Brooks Lane	36	1,068,690	7.25%	4,297	50
Brooks Point	41	1,326,139	7.25%	4,833	50
Brooks Run	24	735,217	7.25%	2,975	50
Logan Heights	24	757,749	7.25%	3,072	50
Lakeshore 2	36	1,118,803	7.75%	4,147	50
Cottondale	25	741,488	7.75%	2,711	50

TOTAL SERIES 8	1,175	$ 35,847,519

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2008

SERIES 9
PARTNERSHIP	# OF UNITS	BALANCE	INTEREST RATE	MONTHLY DEBT SERVICE	TERM (YEARS)

Jay	24	$ 628,082	7.25%	2,851	50
Boxwood	24	588,792	6.50%	3,894	50
Stilwell 3	16	444,525	7.25%	2,728	50
Arbor Trace	24	715,891	7.25%	3,309	50
Arbor Trace 2	42	1,410,627	7.25%	6,157	50
Omega	36	1,097,590	7.25%	4,679	50
Cornell 2	24	890,529	7.25%	4,135	50
Elm Creek	24	921,618	7.25%	4,223	50
Marionville	20	542,088	6.50%	2,974	50
Lamar	24	685,894	7.25%	11,480	50
Mt. Glen	24	794,170	6.50%	4,344	50
Centreville	24	763,620	7.25%	3,340	50
Skyview	36	1,098,043	7.25%	4,771	50
Sycamore	40	1,369,271	7.25%	5,914	50
Bradford	24	765,666	7.03%	3,205	50
Cedar Lane	24	696,765	6.50%	5,465	50
Stanton	24	773,340	7.25%	3,892	50
Abernathy	24	594,445	6.50%	3,737	50
Pembroke	24	771,585	7.25%	3,495	50
Meadowview	24	641,802	0.50%	2,162	20
Town Branch	24	740,111	7.25%	4,347	50
Fox Run	24	747,369	6.50%	3,685	50
Maple Street	32	1,322,387	7.25%	5,421	50
Manchester	18	571,850	7.25%	2,438	50

TOTAL SERIES 9	624	$ 19,576,060

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2008

SERIES 10
PARTNERSHIP	# OF UNITS	BALANCE	INTEREST RATE	MONTHLY DEBT SERVICE	TERM (YEARS)

Redstone	24	$ 811,144	6.50%	4,505	50
Albany	24	740,951	6.50%	4,992	50
Oak Terrace	18	521,499	6.50%	2,861	50
Wellshill	32	1,048,120	7.25%	4,437	50
Applegate	36	1,114,105	0.50%	0	20
Heatherwood	36	862,003	0.50%	0	20
Peachtree	28	1,069,310	7.25%	4,608	50
Donna	50	1,368,413	6.50%	7,509	50
Wellsville	24	996,044	6.50%	8,231	50
Tecumseh	24	857,703	7.25%	3,531	50
Clay City	24	784,767	7.25%	3,619	50
Irvine West	24	783,779	7.25%	3,361	50
New Castle	24	776,754	7.25%	5,131	50
Stigler	20	573,037	7.25%	3,813	50
Courtyard	21	619,075	6.50%	2,386	50

TOTAL SERIES 10	409	$ 12,926,704

SERIES 11
PARTNERSHIP	# OF UNITS	BALANCE	INTEREST RATE	MONTHLY DEBT SERVICE	TERM (YEARS)

Homestead	32	$ 1,232,528	6.50%	6,408	50
Mountain Oak	24	644,140	8.00%	4,666	50
Eloy	24	630,004	6.00%	2,109	50
Gila Bend	36	1,612,567	8.00%	3,070	50
Creekstone	40	545,450	11.00%	56,427	30
Tifton	36	729,980	0.00%	24,929	42
Cass Towne	10	0	3.00%	17,000	10
Warsaw	56	2,562,605	6.50%	12,984	50
Royston	25	719,026	6.75%	3,009	50
Red Bud	8	231,659	7.25%	863	50
Cardinal	32	64,868	6.50%	3,392	50
Parsons	38	1,061,599	8.00%	3,943	50

TOTAL SERIES 11	361	$ 10,034,426

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

GATEWAY TAX CREDIT FUND III, LTD.
(A Florida Limited Partnership)
By: Raymond James Tax Credit Funds, Inc.
(the Managing General Partner)

Date: June 29, 2009	By:/s/ Ronald M. Diner
Ronald M. Diner
President

Date: June 29, 2009	By:/s/ J. Davenport Mosby III
J. Davenport Mosby III
Director

Date: June 29, 2009	By:/s/ Jonathan Oorlog
Jonathan Oorlog
Vice President and Chief Financial Officer

Date: June 29, 2009	By:/s/ Sandra C. Humphreys
Sandra C. Humphreys
Secretary and Treasurer