Form 10-Q
period 2009-06-30
GATEWAY TAX CREDIT FUND III LTD
filed 2009-08-14
CIK 881716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

BALANCE SHEETS
(Unaudited)

	SERIES 7		SERIES 8		SERIES 9
	June 30,	March 31,	June 30,	March 31,	June 30,	March 31,
	2009	2009	2009	2009	2009	2009
ASSETS
Current Assets:
Cash and Cash Equivalents	$ 264,056	$ 246,867	$ 194,867	$ 185,918	$ 103,059	$ 124,326
Total Current Assets	264,056	246,867	194,867	185,918	103,059	124,326

Investments in Project Partnerships, net	87,151	88,308	865	15,007	8,632	9,681

Total Assets	$ 351,207	$ 335,175	$ 195,732	$ 200,925	$ 111,691	$ 134,007

LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
Payable to General Partners	$ 55,302	$ 61,563	$ 176,441	$ 171,880	$ 27,325	$ 31,416
Distribution Payable	46,598	78	385	385	-	-

Total Current Liabilities	101,900	61,641	176,826	172,265	27,325	31,416

Long-Term Liabilities:
Payable to General Partners	914,593	895,972	970,429	948,984	587,946	575,799

Partners' Deficit:
Limited Partners - 10,395, 9,980, and 6,254
units for Series 7, 8, and 9, respectively,
at June 30, 2009 and March 31, 2009	(657,300)	(568,361)	(922,732)	(891,845)	(443,708)	(413,640)
General Partners	(7,986)	(54,077)	(28,791)	(28,479)	(59,872)	(59,568)

Total Partners' Deficit	(665,286)	(622,438)	(951,523)	(920,324)	(503,580)	(473,208)

Total Liabilities and Partners' Deficit	$ 351,207	$ 335,175	$ 195,732	$ 200,925	$ 111,691	$ 134,007

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

BALANCE SHEETS
(Unaudited)

	SERIES 10		SERIES 11		TOTAL SERIES 7 - 11
	June 30,	March 31,	June 30,	March 31,	June 30,	March 31,
	2009	2009	2009	2009	2009	2009
ASSETS
Current Assets:
Cash and Cash Equivalents	$ 106,299	$ 121,062	$ 191,003	$ 204,816	$ 859,284	$ 882,989
Investments in Securities	38,791	38,104	42,020	41,233	80,811	79,337
Total Current Assets	145,090	159,166	233,023	246,049	940,095	962,326

Investments in Project Partnerships, net	134,145	136,408	507,160	536,485	737,953	785,889

Total Assets	$ 279,235	$ 295,574	$ 740,183	$ 782,534	$ 1,678,048	$ 1,748,215

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Current Liabilities:
Payable to General Partners	$ 29,638	$ 32,774	$ 11,847	$ 15,049	$ 300,553	$ 312,682
Distribution Payable	-	-	-	-	46,983	463

Total Current Liabilities	29,638	32,774	11,847	15,049	347,536	313,145

Long-Term Liabilities:
Payable to General Partners	154,243	145,887	84,071	77,040	2,711,282	2,643,682

Partners' Equity (Deficit):
Limited Partners - 5,043 and 5,127 units
for Series 10 and 11, respectively, at
June 30, 2009 and March 31, 2009	138,580	159,923	683,813	729,531	(1,201,347)	(984,392)
General Partners	(43,226)	(43,010)	(39,548)	(39,086)	(179,423)	(224,220)

Total Partners' Equity (Deficit)	95,354	116,913	644,265	690,445	(1,380,770)	(1,208,612)

Total Liabilities and Partners' Equity (Deficit)	$ 279,235	$ 295,574	$ 740,183	$ 782,534	$ 1,678,048	$ 1,748,215

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	SERIES 7		SERIES 8		SERIES 9
	2009	2008	2009	2008	2009	2008
Revenues:
Distribution Income	$ 6,438	$ 876	$ 9,236	$ 7,765	$ 3,838	$ 2,821
Total Revenues	6,438	876	9,236	7,765	3,838	2,821

Expenses:
Asset Management Fee - General Partner	18,621	21,283	21,445	21,572	12,147	12,210
General and Administrative:
General Partner	25,633	33,691	-	36,283	17,925	20,733
Other	3,882	5,004	4,854	5,264	3,092	3,350
Amortization	73	1,254	289	2,768	748	2,511

Total Expenses	48,209	61,232	26,588	65,887	33,912	38,804

Loss Before Equity in (Loss) Income of Project Partnerships
and Other Income	(41,771)	(60,356)	(17,352)	(58,122)	(30,074)	(35,983)
Equity in (Loss) Income of Project Partnerships	(1,084)	691	(13,853)	2,232	(301)	(12,161)
Gain on Sale of Project Partnerships	46,520	-	-	-	-	-
Interest Income	7	3,071	6	1,852	3	2,173

Net Income (Loss)	$ 3,672	$ (56,594)	$ (31,199)	$ (54,038)	$ (30,372)	$ (45,971)

Allocation of Net (Loss) Income:
Limited Partners	$ (42,419)	$ (56,028)	$ (30,887)	$ (53,498)	$ (30,068)	$ (45,511)
General Partners	46,091	(566)	(312)	(540)	(304)	(460)

	$ 3,672	$ (56,594)	$ (31,199)	$ (54,038)	$ (30,372)	$ (45,971)

Net Loss Per Limited Partnership Unit	$ (4.08)	$ (5.39)	$ (3.09)	$ (5.36)	$ (4.81)	$ (7.28)

Number of Limited Partnership Units Outstanding	10,395	10,395	9,980	9,980	6,254	6,254

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	SERIES 10		SERIES 11		TOTAL SERIES 7 - 11
	2009	2008	2009	2008	2009	2008
Revenues:
Distribution Income	$ 1,812	$ 3,243	$ 600	$ -	$ 21,924	$ 14,705
Total Revenues	1,812	3,243	600	-	21,924	14,705

Expenses:
Asset Management Fee - General Partner	8,356	8,396	7,031	7,088	67,600	70,549
General and Administrative:
General Partner	11,203	12,958	8,963	10,367	63,724	114,032
Other	2,238	2,897	2,254	2,665	16,320	19,180
Amortization	167	5,229	3,130	7,245	4,407	19,007

Total Expenses	21,964	29,480	21,378	27,365	152,051	222,768

Loss Before Equity in (Loss) Income of Project Partnerships
and Other Income	(20,152)	(26,237)	(20,778)	(27,365)	(130,127)	(208,063)
Equity in (Loss) Income of Project Partnerships	(2,097)	13,343	(26,195)	(2,357)	(43,530)	1,748
Gain on Sale of Project Partnerships	-	-	-	-	46,520	-
Interest Income	690	2,172	793	3,330	1,499	12,598

Net Loss	$ (21,559)	$ (10,722)	$ (46,180)	$ (26,392)	$ (125,638)	$ (193,717)

Allocation of Net (Loss) Income:
Limited Partners	$ (21,343)	$ (10,615)	$ (45,718)	$ (26,128)	$ (170,435)	$ (191,780)
General Partners	(216)	(107)	(462)	(264)	44,797	(1,937)

	$ (21,559)	$ (10,722)	$ (46,180)	$ (26,392)	$ (125,638)	$ (193,717)

Net Loss Per Limited Partnership Unit	$ (4.23)	$ (2.10)	$ (8.92)	$ (5.10)

Number of Limited Partnership Units Outstanding	5,043	5,043	5,127	5,127

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	SERIES 7			SERIES 8
	Limited	General		Limited	General
	Partners	Partners	Total	Partners	Partners	Total

Balance at March 31, 2008	$ (136,355)	$ (93,577)	$ (229,932)	$ (378,909)	$ (23,650)	$ (402,559)

Net Loss	(56,028)	(566)	(56,594)	(53,498)	(540)	(54,038)

Balance at June 30, 2008	$ (192,383)	$ (94,143)	$ (286,526)	$ (432,407)	$ (24,190)	$ (456,597)

Balance at March 31, 2009	$ (568,361)	$ (54,077)	$ (622,438)	$ (891,845)	$ (28,479)	$ (920,324)

Net (Loss) Income	(42,419)	46,091	3,672	(30,887)	(312)	(31,199)

Distributions	(46,520)	-	(46,520)	-	-	-

Balance at June 30, 2009	$ (657,300)	$ (7,986)	$ (665,286)	$ (922,732)	$ (28,791)	$ (951,523)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	SERIES 9			SERIES 10
	Limited	General		Limited	General
	Partners	Partners	Total	Partners	Partners	Total

Balance at March 31, 2008	$ (854)	$ (55,398)	$ (56,252)	$ 763,501	$ (36,913)	$ 726,588

Net Loss	(45,511)	(460)	(45,971)	(10,615)	(107)	(10,722)

Balance at June 30, 2008	$ (46,365)	$ (55,858)	$ (102,223)	$ 752,886	$ (37,020)	$ 715,866

Balance at March 31, 2009	$ (413,640)	$ (59,568)	$ (473,208)	$ 159,923	$ (43,010)	$ 116,913

Net Loss	(30,068)	(304)	(30,372)	(21,343)	(216)	(21,559)

Balance at June 30, 2009	$ (443,708)	$ (59,872)	$ (503,580)	$ 138,580	$ (43,226)	$ 95,354

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	SERIES 11			TOTAL SERIES 7 - 11
	Limited	General		Limited	General
	Partners	Partners	Total	Partners	Partners	Total

Balance at March 31, 2008	$ 1,192,925	$ (34,405)	$ 1,158,520	$ 1,440,308	$ (243,943)	$ 1,196,365

Net Loss	(26,128)	(264)	(26,392)	(191,780)	(1,937)	(193,717)

Balance at June 30, 2008	$ 1,166,797	$ (34,669)	$ 1,132,128	$ 1,248,528	$ (245,880)	$ 1,002,648

Balance at March 31, 2009	$ 729,531	$ (39,086)	$ 690,445	$ (984,392)	$ (224,220)	$ (1,208,612)

Net (Loss) Income	(45,718)	(462)	(46,180)	(170,435)	44,797	(125,638)

Distributions	-	-	-	(46,520)	-	(46,520)

Balance at June 30, 2009	$ 683,813	$ (39,548)	$ 644,265	$ (1,201,347)	$ (179,423)	$ (1,380,770)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	SERIES 7		SERIES 8
	2009	2008	2009	2008
Cash Flows from Operating Activities:
Net Income (Loss)	$ 3,672	$ (56,594)	$ (31,199)	$ (54,038)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Amortization	73	1,254	289	2,768
Premium on Investment in Securities	-	70	-	27
Equity in Loss (Income) of Project Partnerships	1,084	(691)	13,853	(2,232)
Gain on Sale of Project Partnerships	(46,520)	-	-	-
Distribution Income	(6,438)	(876)	(9,236)	(7,765)
Changes in Operating Assets and Liabilities:
Decrease in Interest Receivable	-	2,577	-	966
Decrease in Receivable - Other	-	696	-	-
Increase (Decrease) in Payable to General Partners	12,360	15,426	26,006	(10,539)
Net Cash Used in Operating Activities	(35,769)	(38,138)	(287)	(70,813)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	6,438	5,792	9,236	7,765
Net Proceeds from Sale of Project Partnerships	46,520	-	-	-
Redemption of Investment Securities	-	200,000	-	75,000
Net Cash Provided by Investing Activities	52,958	205,792	9,236	82,765

Increase in Cash and Cash Equivalents	17,189	167,654	8,949	11,952
Cash and Cash Equivalents at Beginning of Year	246,867	162,586	185,918	252,598

Cash and Cash Equivalents at End of Period	$ 264,056	$ 330,240	$ 194,867	$ 264,550

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$ 46,520	$ -	$ -	$ -
Distribution to Limited Partners	(46,520)	-	-	-
	$ -	$ -	$ -	$ -

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	SERIES 9		SERIES 10
	2009	2008	2009	2008
Cash Flows from Operating Activities:
Net Loss	$ (30,372)	$ (45,971)	$ (21,559)	$ (10,722)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization	748	2,511	167	5,229
Accreted Interest Income on Investment in Securities	-	(712)	(687)	(1,253)
Premium on Investment in Securities	-	36	-	18
Equity in Loss (Income) of Project Partnerships	301	12,161	2,097	(13,343)
Distribution Income	(3,838)	(2,821)	(1,812)	(3,243)
Changes in Operating Assets and Liabilities:
Decrease in Interest Receivable	-	1,288	-	644
Increase in Payable to General Partners	8,056	8,031	5,220	5,739
Net Cash Used in Operating Activities	(25,105)	(25,477)	(16,574)	(16,931)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	3,838	2,821	1,811	3,993
Redemption of Investment Securities	-	100,000	-	50,000
Net Cash Provided by Investing Activities	3,838	102,821	1,811	53,993

(Decrease) Increase in Cash and Cash Equivalents	(21,267)	77,344	(14,763)	37,062
Cash and Cash Equivalents at Beginning of Year	124,326	64,247	121,062	79,049

Cash and Cash Equivalents at End of Period	$ 103,059	$ 141,591	$ 106,299	$ 116,111

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	SERIES 11		TOTAL SERIES 7 - 11
	2009	2008	2009	2008
Cash Flows from Operating Activities:
Net Loss	$ (46,180)	$ (26,392)	$ (125,638)	$ (193,717)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization	3,130	7,245	4,407	19,007
Accreted Interest Income on Investment in Securities	(787)	(1,477)	(1,474)	(3,442)
Premium on Investment in Securities	-	44	-	195
Equity in Loss (Income) of Project Partnerships	26,195	2,357	43,530	(1,748)
Gain on Sale of Project Partnerships	-	-	(46,520)	-
Distribution Income	(600)	-	(21,924)	(14,705)
Changes in Operating Assets and Liabilities:
Decrease in Interest Receivable	-	1,610	-	7,085
Decrease in Receivable - Other	-	-	-	696
Increase in Payable to General Partners	3,829	5,999	55,471	24,656
Net Cash Used in Operating Activities	(14,413)	(10,614)	(92,148)	(161,973)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	600	-	21,923	20,371
Net Proceeds from Sale of Project Partnerships	-	-	46,520	-
Redemption of Investment Securities	-	125,000	-	550,000
Net Cash Provided by Investing Activities	600	125,000	68,443	570,371

(Decrease) Increase in Cash and Cash Equivalents	(13,813)	114,386	(23,705)	408,398
Cash and Cash Equivalents at Beginning of Year	204,816	81,179	882,989	639,659

Cash and Cash Equivalents at End of Period	$ 191,003	$ 195,565	$ 859,284	$ 1,048,057

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$ -	$ -	$ 46,520	$ -
Distribution to Limited Partners	-	-	(46,520)	-
	$ -	$ -	$ -	$ -

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

NOTE 1 - ORGANIZATION:

Gateway Tax Credit Fund III Ltd. (“Gateway”), a Florida Limited Partnership, was formed October 17, 1991 under the laws of Florida.  Gateway offered its limited partnership interests in Series (“Series”).  The first Series for Gateway is Series 7.  Operations commenced on July 16, 1992 for Series 7, January 4, 1993 for Series 8, September 30, 1993 for Series 9, January 21, 1994 for Series 10 and April 29, 1994 for Series 11.  Each Series invests, as a limited partner, in other limited partnerships (“Project Partnerships”), each of which owns and operates apartment complexes eligible for Low-Income Housing Tax Credits (“Tax Credits”), provided for in Section 42 of the Internal Revenue Code of 1986.  Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the limited partnership agreement (the “Agreement”).  As of June 30, 2009, Gateway had received capital contributions of $1,000 from the General Partners and $36,799,000 from the investor Limited Partners.

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

Gateway accounts for its investments as the limited partner in Project Partnerships (“Investments in Project Partnerships”) using the equity method of accounting, because management believes that Gateway does not have a majority control of the major operating and financial policies of the Project Partnerships in which it invests, and reports the equity in loss of the Project Partnerships on a 3-month lag in the Statements of Operations.  Under the equity method, the Investments in Project Partnerships initially include:

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

Quarterly the Investments in Project Partnerships are increased or decreased as follows:

1)	Increased for equity in income or decreased for equity in loss of the Project Partnerships,
2)	Decreased for cash distributions received from the Project Partnerships,
3)	Decreased for the amortization of the acquisition fees and expenses,
4)	Increased for loans or advances made to the Project Partnerships by Gateway,
5)	Decreased, where appropriate, for impairment.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

Pursuant to the limited partnership agreements for the Project Partnerships, cash losses generated by the Project Partnerships are allocated to the general partners of those partnerships.  In subsequent years, cash profits, if any, are first allocated to the general partners to the extent of the allocation of prior cash losses.

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

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss.  As part of its analysis, Gateway has historically considered the residual value of the Project Partnerships as one key component of its estimate of future cash flows.  During the quarter ended December 31, 2008, as a direct result of the deterioration that occurred within the United States financial markets and more specifically, its negative impact on the Tax Credit market, Gateway has concluded that any residual value of the Project Partnerships in the present Tax Credit market conditions cannot be practicably determined.  As a result, Gateway has eliminated estimates of residual value of the Project Partnerships from the recoverability portion of its impairment analysis.  Accordingly, in the quarter ended December 31, 2008, impairment expense of $1,146,287 was recognized in the Statement of Operations, comprised of $157,405 in Series 7, $221,243 in Series 8, $173,523 in Series 9, $403,450 in Series 10, and $190,666 in Series 11.  Impairment expense for the year ended March 31, 2009 totaled $1,340,110, comprised of $183,299 in Series 7, $221,243 in Series 8, $180,400 in Series 9, $506,918 in Series 10, and $248,250 in Series 11.  Refer to Note 5 – Investments in Project Partnerships for further details regarding the components of the Investments in Project Partnerships balance.  Gateway is continuing to execute its process of disposition of its interest in Project Partnerships that have reached the end of their Tax Credit compliance period, refer to Note 6 – Summary of Disposition Activities for the most recent update of those on-going activities.  No impairment expense was recognized during each of the three-month periods ended June 30, 2009 and 2008.

Gateway, as a limited partner in the Project Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance and continued eligibility of Tax Credits.  If the cost of operating a property exceeds the rental income earned thereon, Gateway may deem it in its best interest to voluntarily provide funds in order to protect its investment.  However, Gateway does not guarantee any of the mortgages or other debt of the Project Partnerships.  No such funding to Project Partnerships occurred during each of the three-month periods ended June 30, 2009 and 2008.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

Investment in Securities

Gateway applies Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”) (refer to Note 3 herein).  Under FAS 115, Gateway is required to categorize its debt securities as held-to-maturity, available-for-sale or trading securities, dependent upon Gateway's intent in holding the securities.  Gateway's intent is to hold all of its debt securities (U.S. Treasury Security Strips) until maturity and to use these investments to fund Gateway's ongoing operations.  Interest income is recognized ratably on the U.S. Treasury Security Strips using the effective yield to maturity.  The U.S. Treasury Security Strips are carried at amortized cost, which approximates market value, and are adjusted for amortization of premiums and accretion of discounts to maturity.  Such adjustments are included in Interest Income.

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

Gateway holds variable interests in 122 VIEs, which consist of Project Partnerships, of which Gateway is not the primary beneficiary.  Five of Gateway’s Project Partnership investments have been determined not to be VIEs.  Gateway’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to Gateway’s capital contributions to and receivables from those VIEs, which is $25,025,758 at June 30, 2009.  Gateway may be subject to additional losses to the extent of any financial support that Gateway voluntarily provides to those Project Partnerships in the future.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

Basis of Preparation

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles.  These statements should be read in conjunction with the financial statements and notes thereto included with Gateway's report on Form 10-K for the year ended March 31, 2009 and any amendments thereto.  In the opinion of management, these financial statements include adjustments, consisting only of normal recurring adjustments, necessary to fairly summarize Gateway's financial position and results of operations.  The results of operations for the periods may not be indicative of the results to be expected for the year.

NOTE 3 - INVESTMENT IN SECURITIES:

The June 30, 2009 Balance Sheet includes U.S. Treasury Security Strips at cost, plus accreted interest income of $25,870 for Series 10 and $28,651 for Series 11.  The March 31, 2009 Balance Sheet includes U.S. Treasury Security Strips at cost, plus accreted interest income of $25,183 for Series 10 and $27,864 for Series 11.  The U.S. Treasury Security Strips are commonly held in a brokerage account maintained at Raymond James and Associates, Inc., an affiliate of the General Partners.  A separate accounting is maintained for each Series’ share of any investments.

	Series 10		Series 11
	June 30, 2009	March 31, 2009	June 30, 2009	March 31, 2009
Amortized Cost	$ 38,791	$ 38,104	$ 42,020	$ 41,233
Gross Unrealized Gain	1,142	1,730	1,907	2,584

Fair Value	$ 39,933	$ 39,834	$ 43,927	$ 43,817

Total Series 10 - 11
	June 30, 2009	March 31, 2009
Amortized Cost	$ 80,811	$ 79,337
Gross Unrealized Gain	3,049	4,314

Fair Value	$ 83,860	$ 83,651

As of June 30, 2009, the cost and accreted interest of debt securities by contractual maturities is as follows:

	Series 10	Series 11	Total
Due within 1 year	$ 38,791	$ 42,020	$ 80,811
After 1 year through 5 years	-	-	-
Total Amount Carried on Balance Sheet	$ 38,791	$ 42,020	$ 80,811

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

NOTE 4 - RELATED PARTY TRANSACTIONS (Continued):

For the three months ended June 30, 2009 and 2008, the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

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

	2009	2008
Series 7	$ 18,621	$ 21,283
Series 8	21,445	21,572
Series 9	12,147	12,210
Series 10	8,356	8,396
Series 11	7,031	7,088
Total	$ 67,600	$ 70,549

General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis.  This expense is included in the Statements of Operations.

	2009	2008
Series 7	$ 25,633	$ 33,691
Series 8	-	36,283
Series 9	17,925	20,733
Series 10	11,203	12,958
Series 11	8,963	10,367
Total	$ 63,724	$ 114,032

NOTE 5 – INVESTMENTS IN PROJECT PARTNERSHIPS:

As of June 30, 2009, Gateway had acquired a 99% interest in the profits, losses, and Tax Credits as a limited partner in Project Partnerships (Series 7 - 34, Series 8 - 42, and Series 9 - 24) which own and operate government assisted multi-family housing complexes.  Cash flows from operations are allocated according to each Project Partnership agreement.  Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

	SERIES 7		SERIES 8		SERIES 9
	June 30,	March 31,	June 30,	March 31,	June 30,	March 31,
	2009	2009	2009	2009	2009	2009
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$ 6,738,696	$ 6,861,114	$ 7,400,711	$ 7,400,711	$ 4,914,116	$ 4,914,116

Loan receivable from Project Partnerships	-	-	24,220	24,220	-	-

Cumulative equity in losses of Project
Partnerships (1) (2)	(6,274,358)	(6,402,875)	(7,354,692)	(7,340,840)	(4,566,385)	(4,566,084)

Cumulative distributions received from
Project Partnerships	(248,558)	(252,589)	(187,826)	(187,825)	(168,985)	(168,985)

Investment in Project Partnerships before
Adjustment	215,780	205,650	(117,587)	(103,734)	178,746	179,047

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	688,872	703,733	536,715	536,715	244,087	244,087
Accumulated amortization of acquisition
fees and expenses	(264,944)	(268,518)	(165,674)	(165,385)	(106,269)	(105,521)

Reserve for Impairment of Investment in
Project Partnerships	(552,557)	(552,557)	(252,589)	(252,589)	(307,932)	(307,932)

Investments in Project Partnerships	$ 87,151	$ 88,308	$ 865	$ 15,007	$ 8,632	$ 9,681

(1) In accordance with Gateway's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $5,735,254 in Series 7, $7,778,871 in Series 8, and $2,941,678 in Series 9 for the period ended June 30, 2009; and cumulative suspended losses of $5,704,356 in Series 7, $7,564,293 in Series 8, and $2,844,368 in Series 9 for the year ended March 31, 2009 are not included.

(2) In accordance with Gateway's accounting policy to apply equity in losses of Project Partnerships to receivables from Project Partnerships, $24,220 in losses are included in Series 8 as of June 30, 2009 and March 31, 2009.  (See discussion of EITF 98-13 in Note 2 - Significant Accounting Policies.)

NOTE 5 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

As of June 30, 2009, Gateway had acquired a 99% interest in the profits, losses, and Tax Credits as a limited partner in Project Partnerships (Series 10 - 15 and Series 11 - 12) which own and operate government assisted multi-family housing complexes.  Cash flows from operations are allocated according to each Project Partnership agreement.  Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

	SERIES 10		SERIES 11		TOTAL SERIES 7 - 11
	June 30,	March 31,	June 30,	March 31,	June 30,	March 31,
	2009	2009	2009	2009	2009	2009
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$ 3,914,672	$ 3,914,672	$ 4,128,042	$ 4,128,042	$ 27,096,237	$ 27,218,655

Loan receivable from Project Partnerships	-	-	-	-	24,220	24,220

Cumulative equity in losses of Project
Partnerships (1)	(2,508,904)	(2,506,807)	(1,853,742)	(1,827,547)	(22,558,081)	(22,644,153)

Cumulative distributions received from
Project Partnerships	(229,840)	(229,841)	(194,894)	(194,894)	(1,030,103)	(1,034,134)

Investment in Project Partnerships before
Adjustment	1,175,928	1,178,024	2,079,406	2,105,601	3,532,273	3,564,588

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	196,738	196,738	290,335	290,335	1,956,747	1,971,608
Accumulated amortization of acquisition
fees and expenses	(152,595)	(152,428)	(213,603)	(210,473)	(903,085)	(902,325)

Reserve for Impairment of Investment in
Project Partnerships	(1,085,926)	(1,085,926)	(1,648,978)	(1,648,978)	(3,847,982)	(3,847,982)

Investments in Project Partnerships	$ 134,145	$ 136,408	$ 507,160	$ 536,485	$ 737,953	$ 785,889

(1) In accordance with Gateway's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $693,922 in Series 10 and $1,270,742 in Series 11 for the period ended June 30, 2009; and cumulative suspended losses of $660,430 in Series 10 and $1,231,664 in Series 11 for the year ended March 31, 2009 are not included.

NOTE 5 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway’s policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 7 and Series 8 as of March 31 and the respective summarized statements of operations for the three months ended March 31 of each year:

	SERIES 7		SERIES 8 (1)
	2009	2008	2009	2008
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 4,727,585	$ 4,931,860	$ 4,641,864	$ 4,748,839
Investment properties, net	19,758,579	24,421,354	23,482,923	24,672,709
Other assets	24,785	51,722	270,993	290,475
Total assets	$ 24,510,949	$ 29,404,936	$ 28,395,780	$ 29,712,023

Liabilities and Partners' Deficit:
Current liabilities	$ 816,510	$ 1,009,069	$ 1,508,384	$ 1,394,683
Long-term debt	29,832,615	34,955,515	35,579,018	35,854,400
Total liabilities	30,649,125	35,964,584	37,087,402	37,249,083

Partners' deficit
Limited Partner	(5,754,509)	(6,126,904)	(7,930,050)	(6,847,279)
General Partners	(383,667)	(432,744)	(761,572)	(689,781)
Total partners' deficit	(6,138,176)	(6,559,648)	(8,691,622)	(7,537,060)

Total liabilities and partners' deficit	$ 24,510,949	$ 29,404,936	$ 28,395,780	$ 29,712,023

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 1,191,609	$ 1,364,062	$ 1,360,746	$ 1,350,329
Expenses:
Operating expenses	860,720	871,871	1,034,076	852,924
Interest expense	155,300	185,984	183,764	191,930
Depreciation and amortization	313,038	373,899	374,823	372,361

Total expenses	1,329,058	1,431,754	1,592,663	1,417,215

Net loss	$ (137,449)	$ (67,692)	$ (231,917)	$ (66,886)

Other partners' share of net loss	$ (1,374)	$ (677)	$ (3,486)	$ (1,144)

Gateway's share of net loss	$ (136,075)	$ (67,015)	$ (228,431)	$ (65,742)
Suspended losses	134,991	67,706	214,578	67,974

Equity in (Loss) Income of Project Partnerships	$ (1,084)	$ 691	$ (13,853)	$ 2,232

NOTE 5 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

(1)    As discussed in Note 4, an affiliate of the General Partner (Value Partners, Inc.) is the operating general partner in one of the Project Partnerships included in Series 8 above (Logan Heights).  The Logan Heights Project Partnership is not consolidated in Gateway’s financial statements as Gateway’s investment in Logan Heights is accounted for under the equity method.  The information below is included for related party disclosure purposes.  The Project Partnership’s financial information for the periods ending March 2009 and March 2008 is as follows:

	March 2009	March 2008
Total Assets	$ 486,474	$ 502,270
Total Liabilities	802,084	809,281
Gateway Deficit	(301,626)	(275,292)
Other Partner's Deficit	(31,984)	(31,719)
Total Revenue	31,352	29,674
Net Loss	$ (9,370)	$ (3,316)

NOTE 5 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway’s policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 9 and Series 10 as of March 31 and the respective summarized statements of operations for the three months ended March 31 of each year:

	SERIES 9		SERIES 10
	2009	2008	2009	2008
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 2,384,746	$ 2,378,145	$ 2,137,929	$ 2,092,838
Investment properties, net	14,211,511	14,946,390	11,090,789	11,473,205
Other assets	41,076	44,417	31,237	11,208
Total assets	$ 16,637,333	$ 17,368,952	$ 13,259,955	$ 13,577,251

Liabilities and Partners' Equity (Deficit):
Current liabilities	$ 445,793	$ 412,149	$ 455,179	$ 412,799
Long-term debt	19,461,063	19,596,802	12,827,975	12,934,608
Total liabilities	19,906,856	20,008,951	13,283,154	13,347,407

Partners' equity (deficit)
Limited Partner	(2,832,176)	(2,238,328)	471,318	685,816
General Partners	(437,347)	(401,671)	(494,517)	(455,972)
Total partners' equity (deficit)	(3,269,523)	(2,639,999)	(23,199)	229,844

Total liabilities and partners' equity (deficit)	$ 16,637,333	$ 17,368,952	$ 13,259,955	$ 13,577,251

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 722,947	$ 699,664	$ 486,298	$ 479,911
Expenses:
Operating expenses	520,192	453,894	340,415	303,853
Interest expense	98,693	100,857	54,045	55,494
Depreciation and amortization	197,660	196,006	121,653	119,851

Total expenses	816,545	750,757	516,113	479,198

Net (loss) Income	$ (93,598)	$ (51,093)	$ (29,815)	$ 713

Other partners' share of net income (loss)	$ 4,013	$ (512)	$ 5,774	$ (269)

Gateway's share of net (loss) income	$ (97,611)	$ (50,581)	$ (35,589)	$ 982
Suspended losses	97,310	38,420	33,492	12,361

Equity in (Loss) Income of Project Partnerships	$ (301)	$ (12,161)	$ (2,097)	$ 13,343

NOTE 5 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway’s policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 11 and Total Series 7 - 11 as of March 31 and the respective summarized statements of operations for the three months ended March 31 of each year:

	SERIES 11		TOTAL SERIES 7 - 11
	2009	2008	2009	2008
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 1,211,803	$ 1,202,056	$ 15,103,927	$ 15,353,738
Investment properties, net	9,304,996	9,768,145	77,848,798	85,281,803
Other assets	281,511	271,646	649,602	669,468
Total assets	$ 10,798,310	$ 11,241,847	$ 93,602,327	$ 101,305,009

Liabilities and Partners' Equity (Deficit):
Current liabilities	$ 430,438	$ 417,158	$ 3,656,304	$ 3,645,858
Long-term debt	9,916,521	10,035,475	107,617,192	113,376,800
Total liabilities	10,346,959	10,452,633	111,273,496	117,022,658

Partners' equity (deficit)
Limited Partner	837,779	1,141,893	(15,207,638)	(13,384,802)
General Partners	(386,428)	(352,679)	(2,463,531)	(2,332,847)
Total partners' equity (deficit)	451,351	789,214	(17,671,169)	(15,717,649)

Total liabilities and partners' equity (deficit)	$ 10,798,310	$ 11,241,847	$ 93,602,327	$ 101,305,009

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 452,056	$ 444,153	$ 4,213,656	$ 4,338,119
Expenses:
Operating expenses	329,296	294,148	3,084,699	2,776,690
Interest expense	53,249	53,165	545,051	587,430
Depreciation and amortization	130,870	132,468	1,138,044	1,194,585

Total expenses	513,415	479,781	4,767,794	4,558,705

Net loss	$ (61,359)	$ (35,628)	$ (554,138)	$ (220,586)

Other partners' share of net income (loss)	$ 3,913	$ (1,621)	$ 8,840	$ (4,223)

Gateway's share of net loss	$ (65,272)	$ (34,007)	$ (562,978)	$ (216,363)
Suspended losses	39,077	31,650	519,448	218,111

Equity in (Loss) Income of Project Partnerships	$ (26,195)	$ (2,357)	$ (43,530)	$ 1,748

NOTE 6 – SUMMARY OF DISPOSITION ACTIVITIES:

Gateway at one time held investments in 133 Project Partnerships (39 in Series 7, 43 in Series 8, 24 in Series 9, 15 in Series 10, and 12 in Series 11).  As of June 30, 2009, Gateway has sold its interest in 6 Project Partnerships (5 in Series 7 and 1 in Series 8).  A summary of the sale transactions for the Project Partnerships disposed during the current fiscal year-to-date and the previous fiscal year are summarized below:

Fiscal Year 2010 Disposition Activity:

Series 7

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
May 2009	Spring Creek Apartments II LP	$ 46,520	$ 4.48	$ 46,520
$ 46,520

The net proceeds per LP unit from the sale of Spring Creek Apartments II LP are a component of the Distribution Payable on the Balance Sheet as of June 30, 2009.  These net proceeds will be distributed to the Series 7 Limited Partners in a subsequent quarter.

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

NOTE 7 – SIGNIFICANT EQUITY INVESTEES:

Certain Project Partnerships constitute 20% or more of assets, equity or income (loss) from continuing operations of the respective Series in which they are held (“Significant Project Partnerships”).  In accordance with Gateway’s policy of presenting the financial information of the Project Partnerships on a three-month lag, below is the summarized results of operations as of March 31, 2009 for each Significant Project Partnership:

Series 7
	Cardinal Apartments
Rental and other income	$ 21,601
Gross profit	5,618
Net loss from continuing operations	(1,095)
Net loss	$ (1,095)

Series 8
	Elderly Housing of Pontotoc, L.P.
Rental and other income	$ 42,487
Gross loss	(3,486)
Net loss from continuing operations	(17,165)
Net loss	$ (17,165)

Series 10
	Stigler Properties
Rental and other income	$ 23,798
Gross profit	10,635
Net income from continuing operations	3,348
Net income	$ 3,348

Series 11
	Creekstone Apartments, L.P.	Magnolia Place Apartments, L.P.
Rental and other income	$ 57,806	$ 37,082
Gross profit	8,570	16,786
Net (loss) income from continuing operations	(8,759)	6,232
Net (loss) income	$ (8,759)	$ 6,232

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Gateway.  The MD&A is provided as a supplement to, and should be read in conjunction with the financial statements and accompanying footnotes to the financial statements contained elsewhere in this report.

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

Results of Operations

As more fully detailed in the Exit Strategy discussion included within this MD&A, all of the Project Partnerships have delivered their Tax Credits to Gateway and the Tax Credit compliance period has expired for 96 of the Project Partnerships initially held.  Gateway is in the process of selling or disposing of its Project Partnership interests that have reached the end of their Tax Credit compliance period.  Net proceeds received from the sales are in turn distributed to the Limited Partners.  Once all Project Partnership interests have been sold or otherwise disposed of, Gateway will be liquidated.  The target date for liquidation of Gateway is on or before December 31, 2012, although there is no certainty, and it may not even be considered likely at this time, that all the activities necessary to occur as of such date will have transpired.

Distribution income arises from any cash distributions received from Project Partnerships which have a zero investment balance for financial reporting purposes.  Distribution income increased $7,219 from $14,705 for the three months ended June 30, 2008 to $21,924 for the three months ended June 30, 2009 while total distributions from Project Partnerships only increased $1,552 for the same periods.  The increase in distribution income is a result of a decrease in the number of Project Partnerships with investment balances.  As of June 30, 2008, 33 Project Partnerships had investment balances as compared to 14 Project Partnerships with investment balances as of June 30, 2009.

Total expenses of Gateway were $152,051 for the three months ended June 30, 2009, a decrease of $70,717 as compared to the three months ended June 30, 2008 total expenses of $222,768.  The decrease results primarily from decreases in 1) asset management fees and general and administrative expenses – General Partner due to sales of Project Partnerships (Gateway ceases accruing Asset Management Fees and General and Administrative expenses – General Partner for sold Project Partnerships) along with the cessation of accruals for general and administrative expenses – General Partner in Series 8 beginning in fiscal year 2010, and 2) amortization expense (resulting from the suspension of amortization due to Project Partnership investment balances reaching zero or the acquisition fees and expense being fully amortized).

Equity in (Loss) Income of Project Partnerships decreased $45,278 from income of $1,748 for the three months ended June 30, 2008 to a loss of $43,530 for the three months ended June 30, 2009 because of an increase in the losses from Project Partnerships with positive investment balances.  Because Gateway utilizes the equity method of accounting to account for its investment in Project Partnerships, income or losses from Project Partnerships with a zero investment balance are not recognized in the Statement of Operations.  For the three months ended March 31, 2009 (Project Partnership financial information is on a three-month lag), Gateway’s share of the net loss was $562,978, of which $519,448 was suspended.  For the three months ended March 31, 2008, Gateway’s share of the net loss was $216,363, of which $218,111 was suspended.  The suspended losses of $218,111 for the three months ended March 31, 2008 exceed Gateway’s share of the total net loss of $216,363 because certain Project Partnerships with investment balances generated net income of $1,748.

Gain on Sale of Project Partnerships amounted to $46,520 for the three months ended June 30, 2009 as compared to $0 for the three months ended June 30, 2008.  As more fully discussed within this MD&A, one Project Partnership investment was sold during the quarter-ended June 30, 2009 as compared to the quarter-ended June 30, 2008 when no Project Partnership investments were sold or disposed of.  The amount of the gain or loss on a sale of Project Partnership and the period in which it is recognized on the Statement of Operations is dependent upon the specifics related to each sale or disposition transaction.  Refer to the discussion of each Project Partnership sold in the Exit Strategy section within this MD&A.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Interest income decreased $11,099 from $12,598 for the three months ended June 30, 2008 to $1,499 for the three months ended June 30, 2009.  The change in interest income results primarily from the fluctuation of interest rates on short-term investments over this period and a lower balance of funds earning interest.  Cash and Cash Equivalents decreased $188,773 from $1,048,057 as of June 30, 2008 as compared to the June 30, 2009 balance of $859,284.  Interest income is generally one source of funds available to pay administrative costs of Gateway.

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

The sources of funds to pay the expenses of Gateway are cash and cash equivalents and short-term investments which are generally comprised of U.S. Treasury Security Strips along with the interest earnings thereon, and cash distributed to the Series from the operations of the Project Partnerships.  Due to the rent limitations applicable to the Project Partnerships as a result of their qualifying for Tax Credits, Gateway does not expect there to be a significant increases in future rental income of the Project Partnerships.  Therefore, cash distributions from the operations of the Project Partnerships are not expected to increase.  Management believes these sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

In total, Gateway reported a net loss of $125,368 from operations for the three months ended June 30, 2009.  Cash and Cash Equivalents decreased by $23,705 and Investments in Securities increased by $1,474.  Of the Cash and Cash Equivalents on hand as of June 30, 2009, $46,983 is payable to certain Series’ Limited Partners arising from the sale of Project Partnerships.  Distributions either have or will occur to those certain Limited Partners in a subsequent quarter.  After consideration of these sales proceeds, Cash and Cash Equivalents and Investments in Securities decreased $68,751 as compared to the prior year-end balances.

The financial performance of each respective Series is summarized as follows:

Series 7 - Gateway closed this series on October 16, 1992 after receiving $10,395,000 from 635 Limited Partner investors.  Equity in (Loss) Income of Project Partnerships decreased $1,775 from income of $691 for the three months ended June 30, 2008 to a loss of $1,084 for the three months ended June 30, 2009.  For the three months ended March 31, 2009 and 2008, the Project Partnerships generated a loss of $137,449 and $67,962 on Rental and other income of $1,191,609 and $1,364,062, respectively.  Gateway’s share of the Project Partnerships’ net loss was $136,075 and $67,015, of which $134,991 and $67,706 were suspended, respectively.  The suspended losses for the three months ended March 31, 2008 of $67,706 exceed Gateway’s share of the total net loss of $67,015 because certain Project Partnerships with investment balances generated net income of $691.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $313,038 and $373,899 for the three months ended March 31, 2009 and 2008, respectively.)  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At June 30, 2009, the Series had $264,056 of short-term investments (Cash and Cash Equivalents).  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had net income of $3,672 for the three months ended June 30, 2009.  However, after considering the Equity in Loss of Project Partnerships of $1,084 and the changes in operating assets and liabilities, net cash used in operating activities was $35,769.  Cash provided by investing activities totaled $52,958 consisting of $6,438 in cash distributions from the Project Partnerships and $46,520 in net proceeds from the Sale of Project Partnerships (refer to the Exit Strategy section within this MD&A for more detailed discussion of this sale of Project Partnership).

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Series 8 - Gateway closed this Series on June 28, 1993 after receiving $9,980,000 from 664 Limited Partner investors.  Equity in (Loss) Income of Project Partnerships decreased $16,805 from income of $2,232 for the three months ended June 30, 2008 to a loss of $13,853 for the three months ended June 30, 2009.  For the three months ended March 31, 2009 and 2008, the Project Partnerships generated a loss of $231,917 and $66,886 on Rental and other income of $1,360,746 and $1,350,329, respectively.  Gateway’s share of the Project Partnerships’ net loss was $228,431 and $65,742, of which $214,578 and $67,974 were suspended, respectively.  The suspended losses for the three months ended March 31, 2008 of $67,974 exceed Gateway’s share of the total net loss of $65,742 because certain Project Partnerships with investment balances generated net income of $2,232.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $374,823 and $372,361 for the three months ended March 31, 2009 and 2008, respectively).  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At June 30, 2009, the Series had $194,867 of short-term investments (Cash and Cash Equivalents).  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $31,199 for the three months ended June 30, 2009.  However, after considering the Equity in Loss of Project Partnerships of $13,853 and the changes in operating assets and liabilities, net cash used in operating activities was $287.  Cash provided by investing activities consists of cash distributions from the Project Partnerships totaling $9,236.

Series 9 - Gateway closed this Series on September 30, 1993 after receiving $6,254,000 from 406 Limited Partner investors.  Equity in Loss of Project Partnerships decreased $11,860 from $12,161 for the three months ended June 30, 2008 to $301 for the three months ended June 30, 2009.  For the three months ended March 31, 2009 and 2008, the Project Partnerships generated a loss of $93,598 and $51,093 on Rental and other income of $722,947 and $699,664, respectively.  Gateway’s share of the Project Partnerships’ net loss was $97,611 and $50,581, of which $97,310 and $38,420 were suspended, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $197,660 and $196,006 for the three months ended March 31, 2009 and 2008, respectively.)  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At June 30, 2009, the Series had $103,059 of short-term investments (Cash and Cash Equivalents).  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $30,372 for the three months ended June 30, 2009.  However, after considering the Equity in Loss of Project Partnerships of $301 and the changes in operating assets and liabilities, net cash used in operating activities was $25,105.  Cash provided by investing activities consists of cash distributions from the Project Partnerships totaling $3,838.

Series 10 - Gateway closed this Series on January 21, 1994 after receiving $5,043,000 from 325 Limited Partner investors.  Equity in (Loss) Income of Project Partnerships decreased $15,440 from income of $13,343 for the three months ended June 30, 2008 to a loss of $2,097 for the three months ended June 30, 2009.  For the three months ended March 31, 2009, the Project Partnerships generated a loss of $29,815 on Rental and other income of $486,298.  Gateway’s share of the Project Partnerships’ net loss was $35,589, of which $33,492 was suspended.  For the three months ended March 31, 2008, the Project Partnerships generated income of $713 on Rental and other income of $479,911.  Gateway’s share of the Project Partnerships’ net income was $982, of which $12,361 in losses were suspended.  Even though the Project Partnerships in total reported net income, some of the Project Partnerships reported losses for the three months ended March 31, 2008.  Of those losses, $12,361 were suspended because certain Project Partnerships had a zero investment balance.  Because Gateway utilizes the equity method of accounting to account for its investment in Project Partnerships, income or losses from Project Partnerships with a zero investment balance are not recognized in the Statement of Operations.  The Project Partnerships generated a loss of $29,815 for the three months ended March 31, 2009 as compared to income of $713 for the three months ended March 31, 2008 because total expenses for the three months ended March 31, 2009 were 8% higher than the March 31, 2008 total expenses.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $121,653 and $119,851 for the three months ended March 31, 2009 and 2008, respectively.)  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

At June 30, 2009, the Series had $106,299 of short-term investments (Cash and Cash Equivalents).  Series 10 also had $38,791 in U.S. Treasury securities with annual maturities providing $40,000 in the current fiscal year.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $21,559 for the three months ended June 30, 2009.  However, after considering the Equity in Loss of Project Partnerships of $2,097 and the changes in operating assets and liabilities, net cash used in operating activities was $16,574.  Cash provided by investing activities consists of cash distributions from the Project Partnerships totaling $1,811.

Series 11 - Gateway closed this Series on April 29, 1994 after receiving $5,127,000 from 330 Limited Partner investors.  Equity in Loss of Project Partnerships increased $23,838 from $2,357 for the three months ended June 30, 2008 to $26,195 for the three months ended June 30, 2009.  For the three months ended March 31, 2009 and 2008, the Project Partnerships generated a loss of $61,359 and $35,628 on Rental and other income of $452,056 and $444,153, respectively.  Gateway’s share of the Project Partnerships’ net loss was $65,272 and $34,007, of which $39,077 and $31,650 were suspended, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $130,870 and $132,468 for the three months ended March 31, 2009 and 2008, respectively.)  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At June 30, 2009, the Series had $191,003 of short-term investments (Cash and Cash Equivalents).  Series 11 also had $42,020 in U.S. Treasury securities with annual maturities providing $44,000 in the current fiscal year.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $46,180 for the three months ended June 30, 2009.  However, after considering the Equity in Loss of Project Partnerships of $26,195 and the changes in operating assets and liabilities, net cash used in operating activities was $14,413.  Cash provided by investing activities consists of cash distributions from the Project Partnerships totaling $600.

Critical Accounting Estimates

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss.  No impairment expense was recognized during each of the three-month periods ended June 30, 2009 and 2008.

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

Exit Strategy upon Expiration of the Project Partnership Tax Credit Compliance Period

The IRS compliance period for low-income housing Tax Credit properties is generally 15 years from occupancy following construction or rehabilitation completion.  When Project Partnerships reach the end of their Tax Credit compliance period, Gateway initiates the process of disposing of its investment in the Project Partnership; the objective of the process is to sell Gateway’s interest in the properties for fair market value and ultimately, when Gateway’s last Project Partnership investment is sold, liquidate Gateway.  Generally, the market for Project Partnerships is limited.  Some of the factors which negatively impact the marketability of these projects include (1) requirements by government agencies or the project’s debt holder to continue to maintain the property in the low-income housing program, and (2) the mortgage balance of the property is very near the initial balance as a result of the heavily subsidized debt of the Project Partnerships and lengthy (usually 50 year) amortization periods.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

As of June 30, 2009, Gateway holds a limited partner interest in 127 Project Partnerships which own and operate government assisted multi-family housing complexes.  Project investments by Series are as follows:  34 Project Partnerships for Series 7, 42 Project Partnerships for Series 8, 24 Project Partnerships for Series 9, 15 Project Partnerships for Series 10, and 12 Project Partnerships for Series 11.  Gateway at one time held investments in 133 Project Partnerships (39 in Series 7, 43 in Series 8, 24 in Series 9, 15 in Series 10, and 12 in Series 11).  As of June 30, 2009, only 37 of the Project Partnerships have yet to reach the end of their Tax Credit compliance period but will do so in either the year ending December 31, 2009 or December 31, 2010.  As of June 30, 2009, 6 of the Project Partnerships have been sold (5 in Series 7 and 1 in Series 8) and, in accordance with the Gateway partnership agreement, the entire net proceeds received from these sales either have been or will be distributed to the Limited Partners of the respective Series.  During the quarter-ended June 30, 2009, Gateway sold its interest in one Project Partnership (in Series 7).  A summary of the sale transactions for the Project Partnerships sold during the current fiscal year-to-date and the previous fiscal year are summarized below:

Fiscal Year 2010 Disposition Activity:

Series 7

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
May 2009	Spring Creek Apartments II LP	$ 46,520	$ 4.48	$ 46,520
$ 46,520

The net proceeds per LP unit from the sale of Spring Creek Apartments II LP are a component of the Distribution Payable on the Balance Sheet as of June 30, 2009.  These net proceeds will be distributed to the Series 7 Limited Partners in a subsequent quarter.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Status Update on Unsold Project Partnerships:

The following summarizes the most recent status of the sale/disposal process for the remaining Project Partnership investments held as of June 30, 2009:

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

Under the supervision and with the participation of the Managing General Partner’s management, including the Chief Executive Officer and Chief Financial Officer, Gateway has evaluated the effectiveness of its disclosure controls and procedures applicable to each of the Series as well as to the total partnership pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures applicable to each of the Series as well as to the total partnership are effective.  There were no changes in Gateway’s internal control over financial reporting during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, Gateway’s internal control over financial reporting.

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

GATEWAY TAX CREDIT FUND III, LTD.
(A Florida Limited Partnership)
By: Raymond James Tax Credit Funds, Inc.
(the Managing General Partner)

Date: August 14, 2009	By:/s/ Ronald M. Diner
Ronald M. Diner
President

Date: August 14, 2009	By:/s/ Toni S. Matthews
Toni S. Matthews
Vice President and Chief Financial Officer

Date: August 14, 2009	By:/s/ Sandra C. Humphreys
Sandra C. Humphreys
Secretary and Treasurer