Form 10-Q
period 2009-09-30
GATEWAY TAX CREDIT FUND III LTD
filed 2009-11-13
CIK 881716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

BALANCE SHEETS
(Unaudited)

	SERIES 7		SERIES 8		SERIES 9
	September 30,	March 31,	September 30,	March 31,	September 30,	March 31,
	2009	2009	2009	2009	2009	2009
ASSETS
Current Assets:
Cash and Cash Equivalents	$ 197,468	$ 246,867	$ 201,937	$ 185,918	$ 80,118	$ 124,326
Total Current Assets	197,468	246,867	201,937	185,918	80,118	124,326

Investments in Project Partnerships, net	84,162	88,308	576	15,007	7,884	9,681

Total Assets	$ 281,630	$ 335,175	$ 202,513	$ 200,925	$ 88,002	$ 134,007

LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
Payable to General Partners	$ 54,127	$ 61,563	$ 197,668	$ 171,880	$ 25,381	$ 31,416
Distribution Payable	5,555	78	385	385	-	-

Total Current Liabilities	59,682	61,641	198,053	172,265	25,381	31,416

Long-Term Liabilities:
Payable to General Partners	932,836	895,972	991,874	948,984	600,092	575,799

Partners' Equity (Deficit):
Limited Partners - 10,395, 9,980, and 6,254
units for Series 7, 8, and 9, respectively,
at September 30, 2009 and March 31, 2009	(713,348)	(568,361)	(958,264)	(891,845)	(477,260)	(413,640)
General Partners	2,460	(54,077)	(29,150)	(28,479)	(60,211)	(59,568)

Total Partners' Deficit	(710,888)	(622,438)	(987,414)	(920,324)	(537,471)	(473,208)

Total Liabilities and Partners' Deficit	$ 281,630	$ 335,175	$ 202,513	$ 200,925	$ 88,002	$ 134,007

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

BALANCE SHEETS
(Unaudited)

	SERIES 10		SERIES 11		TOTAL SERIES 7 - 11
	September 30,	March 31,	September 30,	March 31,	September 30,	March 31,
	2009	2009	2009	2009	2009	2009
ASSETS
Current Assets:
Cash and Cash Equivalents	$ 95,487	$ 121,062	$ 174,416	$ 204,816	$ 749,426	$ 882,989
Investments in Securities	39,498	38,104	42,822	41,233	82,320	79,337
Total Current Assets	134,985	159,166	217,238	246,049	831,746	962,326

Investments in Project Partnerships, net	116,558	136,408	471,633	536,485	680,813	785,889

Total Assets	$ 251,543	$ 295,574	$ 688,871	$ 782,534	$ 1,512,559	$ 1,748,215

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Current Liabilities:
Payable to General Partners	$ 28,300	$ 32,774	$ 10,767	$ 15,049	$ 316,243	$ 312,682
Distribution Payable	-	-	-	-	5,940	463

Total Current Liabilities	28,300	32,774	10,767	15,049	322,183	313,145

Long-Term Liabilities:
Payable to General Partners	162,599	145,887	91,102	77,040	2,778,503	2,643,682

Partners' Equity (Deficit):
Limited Partners - 5,043 and 5,127 units
for Series 10 and 11, respectively, at
September 30, 2009 and March 31, 2009	104,217	159,923	627,122	729,531	(1,417,533)	(984,392)
General Partners	(43,573)	(43,010)	(40,120)	(39,086)	(170,594)	(224,220)

Total Partners' Equity (Deficit)	60,644	116,913	587,002	690,445	(1,588,127)	(1,208,612)

Total Liabilities and Partners' Equity (Deficit)	$ 251,543	$ 295,574	$ 688,871	$ 782,534	$ 1,512,559	$ 1,748,215

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	SERIES 7		SERIES 8		SERIES 9
	2009	2008	2009	2008	2009	2008
Revenues:
Distribution Income	$ 12,526	$ 11,615	$ 4,524	$ 3,528	$ 9,015	$ 1,724
Total Revenues	12,526	11,615	4,524	3,528	9,015	1,724

Expenses:
Asset Management Fee - General Partner	18,243	21,283	21,445	21,572	12,147	12,210
General and Administrative:
General Partner	20,008	27,480	-	30,244	15,279	17,282
Other	20,897	23,811	21,227	26,251	14,735	17,103
Amortization	73	1,253	289	2,768	748	2,511
Impairment Loss on Investment in Project Partnerships	-	25,894	-	-	-	-

Total Expenses	59,221	99,721	42,961	80,835	42,909	49,106

Loss Before Equity in Income (Loss) of Project Partnerships
and Other Income	(46,695)	(88,106)	(38,437)	(77,307)	(33,894)	(47,382)
Equity in Income (Loss) of Project Partnerships	1,084	23,196	2,541	7,200	-	(4,333)
Gain on Sale of Project Partnerships	254,488	-	-	-	-	-
Interest Income	9	2,224	5	1,415	3	1,448

Net Income (Loss)	$ 208,886	$ (62,686)	$ (35,891)	$ (68,692)	$ (33,891)	$ (50,267)

Allocation of Net Income (Loss):
Limited Partners	$ 198,440	$ (62,059)	$ (35,532)	$ (68,005)	$ (33,552)	$ (49,764)
General Partners	10,446	(627)	(359)	(687)	(339)	(503)

	$ 208,886	$ (62,686)	$ (35,891)	$ (68,692)	$ (33,891)	$ (50,267)

Net Income (Loss) Per Limited Partnership Unit	$ 19.09	$ (5.97)	$ (3.56)	$ (6.81)	$ (5.36)	$ (7.96)

Number of Limited Partnership Units Outstanding	10,395	10,395	9,980	9,980	6,254	6,254

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	SERIES 10		SERIES 11		TOTAL SERIES 7 - 11
	2009	2008	2009	2008	2009	2008
Revenues:
Distribution Income	$ 700	$ 1,400	$ 2,982	$ 2,182	$ 29,747	$ 20,449
Total Revenues	700	1,400	2,982	2,182	29,747	20,449

Expenses:
Asset Management Fee - General Partner	8,356	8,396	7,031	7,088	67,222	70,549
General and Administrative:
General Partner	9,550	10,801	7,639	8,641	52,476	94,448
Other	10,777	10,891	10,855	10,458	78,491	88,514
Amortization	167	5,228	3,130	7,245	4,407	19,005
Impairment Loss on Investment in Project Partnerships	-	75,343	-	-	-	101,237

Total Expenses	28,850	110,659	28,655	33,432	202,596	373,753

Loss Before Equity in (Loss) Income of Project Partnerships
and Other Income	(28,150)	(109,259)	(25,673)	(31,250)	(172,849)	(353,304)
Equity in (Loss) Income of Project Partnerships	(7,270)	48,461	(32,397)	(24,376)	(36,042)	50,148
Gain on Sale of Project Partnerships	-	-	-	-	254,488	-
Interest Income	710	2,040	807	3,038	1,534	10,165

Net (Loss) Income	$ (34,710)	$ (58,758)	$ (57,263)	$ (52,588)	$ 47,131	$ (292,991)

Allocation of Net (Loss) Income:
Limited Partners	$ (34,363)	$ (58,170)	$ (56,690)	$ (52,062)	$ 38,303	$ (290,060)
General Partners	(347)	(588)	(573)	(526)	8,828	(2,931)

	$ (34,710)	$ (58,758)	$ (57,263)	$ (52,588)	$ 47,131	$ (292,991)

Net Loss Per Limited Partnership Unit	$ (6.81)	$ (11.53)	$ (11.06)	$ (10.15)

Number of Limited Partnership Units Outstanding	5,043	5,043	5,127	5,127

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	SERIES 7		SERIES 8		SERIES 9
	2009	2008	2009	2008	2009	2008
Revenues:
Distribution Income	$ 18,964	$ 12,491	$ 13,760	$ 11,293	$ 12,853	$ 4,545
Total Revenues	18,964	12,491	13,760	11,293	12,853	4,545

Expenses:
Asset Management Fee - General Partner	36,864	42,566	42,890	43,144	24,294	24,420
General and Administrative:
General Partner	45,641	61,171	-	66,527	33,204	38,015
Other	24,779	28,815	26,081	31,515	17,827	20,453
Amortization	146	2,507	578	5,536	1,496	5,022
Impairment Loss on Investment in Project Partnerships	-	25,894	-	-	-	-

Total Expenses	107,430	160,953	69,549	146,722	76,821	87,910

Loss Before Equity in Income (Loss) of Project Partnerships
and Other Income	(88,466)	(148,462)	(55,789)	(135,429)	(63,968)	(83,365)
Equity in Income (Loss) of Project Partnerships	-	23,887	(11,312)	9,432	(301)	(16,494)
Gain on Sale of Project Partnerships	301,008	-	-	-	-	-
Interest Income	16	5,295	11	3,267	6	3,621

Net Income (Loss)	$ 212,558	$ (119,280)	$ (67,090)	$ (122,730)	$ (64,263)	$ (96,238)

Allocation of Net Income (Loss):
Limited Partners	$ 156,021	$ (118,087)	$ (66,419)	$ (121,503)	$ (63,620)	$ (95,276)
General Partners	56,537	(1,193)	(671)	(1,227)	(643)	(962)

	$ 212,558	$ (119,280)	$ (67,090)	$ (122,730)	$ (64,263)	$ (96,238)

Net Income (Loss) Per Limited Partnership Unit	$ 15.01	$ (11.36)	$ (6.66)	$ (12.17)	$ (10.17)	$ (15.23)

Number of Limited Partnership Units Outstanding	10,395	10,395	9,980	9,980	6,254	6,254

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	SERIES 10		SERIES 11		TOTAL SERIES 7 - 11
	2009	2008	2009	2008	2009	2008
Revenues:
Distribution Income	$ 2,512	$ 4,643	$ 3,582	$ 2,182	$ 51,671	$ 35,154
Total Revenues	2,512	4,643	3,582	2,182	51,671	35,154

Expenses:
Asset Management Fee - General Partner	16,712	16,792	14,062	14,176	134,822	141,098
General and Administrative:
General Partner	20,753	23,759	16,602	19,008	116,200	208,480
Other	13,015	13,788	13,109	13,123	94,811	107,694
Amortization	334	10,457	6,260	14,490	8,814	38,012
Impairment Loss on Investment in Project Partnerships	-	75,343	-	-	-	101,237

Total Expenses	50,814	140,139	50,033	60,797	354,647	596,521

Loss Before Equity in (Loss) Income of Project Partnerships
and Other Income	(48,302)	(135,496)	(46,451)	(58,615)	(302,976)	(561,367)
Equity in (Loss) Income of Project Partnerships	(9,367)	61,804	(58,592)	(26,733)	(79,572)	51,896
Gain on Sale of Project Partnerships	-	-	-	-	301,008	-
Interest Income	1,400	4,212	1,600	6,368	3,033	22,763

Net Loss	$ (56,269)	$ (69,480)	$ (103,443)	$ (78,980)	$ (78,507)	$ (486,708)

Allocation of Net (Loss) Income:
Limited Partners	$ (55,706)	$ (68,785)	$ (102,409)	$ (78,190)	$ (132,133)	$ (481,841)
General Partners	(563)	(695)	(1,034)	(790)	53,626	(4,867)

	$ (56,269)	$ (69,480)	$ (103,443)	$ (78,980)	$ (78,507)	$ (486,708)

Net Loss Per Limited Partnership Unit	$ (11.05)	$ (13.64)	$ (19.97)	$ (15.25)

Number of Limited Partnership Units Outstanding	5,043	5,043	5,127	5,127

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	SERIES 7			SERIES 8
	Limited	General		Limited	General
	Partners	Partners	Total	Partners	Partners	Total

Balance at March 31, 2008	$ (136,355)	$ (93,577)	$ (229,932)	$ (378,909)	$ (23,650)	$ (402,559)

Net Loss	(118,087)	(1,193)	(119,280)	(121,503)	(1,227)	(122,730)

Balance at September 30, 2008	$ (254,442)	$ (94,770)	$ (349,212)	$ (500,412)	$ (24,877)	$ (525,289)

Balance at March 31, 2009	$ (568,361)	$ (54,077)	$ (622,438)	$ (891,845)	$ (28,479)	$ (920,324)

Net Income (Loss)	156,021	56,537	212,558	(66,419)	(671)	(67,090)

Distributions	(301,008)	-	(301,008)	-	-	-

Balance at September 30, 2009	$ (713,348)	$ 2,460	$ (710,888)	$ (958,264)	$ (29,150)	$ (987,414)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	SERIES 9			SERIES 10
	Limited	General		Limited	General
	Partners	Partners	Total	Partners	Partners	Total

Balance at March 31, 2008	$ (854)	$ (55,398)	$ (56,252)	$ 763,501	$ (36,913)	$ 726,588

Net Loss	(95,276)	(962)	(96,238)	(68,785)	(695)	(69,480)

Balance at September 30, 2008	$ (96,130)	$ (56,360)	$ (152,490)	$ 694,716	$ (37,608)	$ 657,108

Balance at March 31, 2009	$ (413,640)	$ (59,568)	$ (473,208)	$ 159,923	$ (43,010)	$ 116,913

Net Loss	(63,620)	(643)	(64,263)	(55,706)	(563)	(56,269)

Balance at September 30, 2009	$ (477,260)	$ (60,211)	$ (537,471)	$ 104,217	$ (43,573)	$ 60,644

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	SERIES 11			TOTAL SERIES 7 - 11
	Limited	General		Limited	General
	Partners	Partners	Total	Partners	Partners	Total

Balance at March 31, 2008	$ 1,192,925	$ (34,405)	$ 1,158,520	$ 1,440,308	$ (243,943)	$ 1,196,365

Net Loss	(78,190)	(790)	(78,980)	(481,841)	(4,867)	(486,708)

Balance at September 30, 2008	$ 1,114,735	$ (35,195)	$ 1,079,540	$ 958,467	$ (248,810)	$ 709,657

Balance at March 31, 2009	$ 729,531	$ (39,086)	$ 690,445	$ (984,392)	$ (224,220)	$ (1,208,612)

Net (Loss) Income	(102,409)	(1,034)	(103,443)	(132,133)	53,626	(78,507)

Distributions	-	-	-	(301,008)	-	(301,008)

Balance at September 30, 2009	$ 627,122	$ (40,120)	$ 587,002	$ (1,417,533)	$ (170,594)	$ (1,588,127)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	SERIES 7		SERIES 8
	2009	2008	2009	2008
Cash Flows from Operating Activities:
Net Income (Loss)	$ 212,558	$ (119,280)	$ (67,090)	$ (122,730)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Amortization	146	2,507	578	5,536
Impairment Loss on Investment in Project Partnerships	-	25,894	-	-
Discount on Investment in Securities	-	(684)	-	(350)
Equity in (Income) Loss of Project Partnerships	-	(23,887)	11,312	(9,432)
Gain on Sale of Project Partnerships	(301,008)	-	-	-
Distribution Income	(18,964)	(12,491)	(13,760)	(11,293)
Changes in Operating Assets and Liabilities:
Decrease in Interest Receivable	-	1,811	-	583
Decrease in Receivable - Other	-	696	-	-
Increase in Payable to General Partners	29,428	33,621	68,678	40,534
Net Cash Used in Operating Activities	(77,840)	(91,813)	(282)	(97,152)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	22,963	17,407	16,301	11,293
Net Proceeds from Sale of Project Partnerships	301,008	-	-	-
Redemption of Investment Securities	-	200,000	-	75,000
Purchase of Investment Securities	-	(160,337)	-	(80,169)
Net Cash Provided by Investing Activities	323,971	57,070	16,301	6,124

Cash Flows from Financing Activities:
Distributions Paid to Limited Partners	(295,530)	-	-	(67,964)
Net Cash Used in Financing Activities	(295,530)	-	-	(67,964)

(Decrease) Increase in Cash and Cash Equivalents	(49,399)	(34,743)	16,019	(158,992)
Cash and Cash Equivalents at Beginning of Year	246,867	162,586	185,918	252,598

Cash and Cash Equivalents at End of Period	$ 197,468	$ 127,843	$ 201,937	$ 93,606

Supplemental disclosure of non-cash activities:
Increase in Receivable - Other	$ -	$ (45,000)	$ -	$ -
Increase in Deferred Gain on Sale of Project Partnerships	-	43,425	-	-
Increase in Payable to General Partners	-	1,575	-	-
	$ -	$ -	$ -	$ -

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	SERIES 9		SERIES 10
	2009	2008	2009	2008
Cash Flows from Operating Activities:
Net Loss	$ (64,263)	$ (96,238)	$ (56,269)	$ (69,480)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization	1,496	5,022	334	10,457
Impairment Loss on Investment in Project Partnerships	-	-	-	75,343
Accreted Interest Income on Investment in Securities	-	(1,436)	(1,394)	(2,542)
Discount on Investment in Securities	-	(127)	-	(216)
Equity in Loss (Income) of Project Partnerships	301	16,494	9,367	(61,804)
Distribution Income	(12,853)	(4,545)	(2,512)	(4,643)
Changes in Operating Assets and Liabilities:
Decrease in Interest Receivable	-	1,123	-	408
Increase in Payable to General Partners	18,258	19,341	12,238	13,134
Net Cash Used in Operating Activities	(57,061)	(60,366)	(38,236)	(39,343)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	12,853	5,345	12,661	13,043
Redemption of Investment Securities	-	100,000	-	50,000
Purchase of Investment Securities	-	(34,641)	-	(49,487)
Net Cash Provided by Investing Activities	12,853	70,704	12,661	13,556

(Decrease) Increase in Cash and Cash Equivalents	(44,208)	10,338	(25,575)	(25,787)
Cash and Cash Equivalents at Beginning of Year	124,326	64,247	121,062	79,049

Cash and Cash Equivalents at End of Period	$ 80,118	$ 74,585	$ 95,487	$ 53,262

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	SERIES 11		TOTAL SERIES 7 - 11
	2009	2008	2009	2008
Cash Flows from Operating Activities:
Net Loss	$ (103,443)	$ (78,980)	$ (78,507)	$ (486,708)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization	6,260	14,490	8,814	38,012
Impairment Loss on Investment in Project Partnerships	-	-	-	101,237
Accreted Interest Income on Investment in Securities	(1,589)	(2,983)	(2,983)	(6,961)
Discount on Investment in Securities	-	(566)	-	(1,943)
Equity in Loss (Income) of Project Partnerships	58,592	26,733	79,572	(51,896)
Gain on Sale of Project Partnerships	-	-	(301,008)	-
Distribution Income	(3,582)	(2,182)	(51,671)	(35,154)
Changes in Operating Assets and Liabilities:
Decrease in Interest Receivable	-	990	-	4,915
Decrease in Receivable - Other	-	-	-	696
Increase in Payable to General Partners	9,780	12,788	138,382	119,418
Net Cash Used in Operating Activities	(33,982)	(29,710)	(207,401)	(318,384)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	3,582	3,682	68,360	50,770
Net Proceeds from Sale of Project Partnerships	-	-	301,008	-
Redemption of Investment Securities	-	125,000	-	550,000
Purchase of Investment Securities	-	(129,655)	-	(454,289)
Net Cash Provided by (Used in) Investing Activities	3,582	(973)	369,368	146,481

Cash Flows from Financing Activities:
Distributions Paid to Limited Partners	-	-	(295,530)	(67,964)
Net Cash Used in Financing Activities	-	-	(295,530)	(67,964)

Decrease in Cash and Cash Equivalents	(30,400)	(30,683)	(133,563)	(239,867)
Cash and Cash Equivalents at Beginning of Year	204,816	81,179	882,989	639,659

Cash and Cash Equivalents at End of Period	$ 174,416	$ 50,496	$ 749,426	$ 399,792

Supplemental disclosure of non-cash activities:
Increase in Receivable - Other	$ -	$ -	$ -	$ (45,000)
Increase in Deferred Gain on Sale of Project Partnerships	-	-	-	43,425
Increase in Payable to General Partners	-	-	-	1,575
	$ -	$ -	$ -	$ -

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

NOTE 1 - ORGANIZATION:

Gateway Tax Credit Fund III Ltd. (“Gateway”), a Florida Limited Partnership, was formed October 17, 1991 under the laws of Florida.  Gateway offered its limited partnership interests in Series (“Series”).  The first Series for Gateway is Series 7.  Operations commenced on July 16, 1992 for Series 7, January 4, 1993 for Series 8, September 30, 1993 for Series 9, January 21, 1994 for Series 10 and April 29, 1994 for Series 11.  Each Series invests, as a limited partner, in other limited partnerships (“Project Partnerships”), each of which owns and operates apartment complexes eligible for Low-Income Housing Tax Credits (“Tax Credits”), provided for in Section 42 of the Internal Revenue Code of 1986.  Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the limited partnership agreement (the “Agreement”).  As of September 30, 2009, Gateway had received capital contributions of $1,000 from the General Partners and $36,799,000 from the investor Limited Partners.

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

Since Gateway invests as a limited partner, and therefore is not obligated to fund losses or make additional capital contributions, it does not recognize losses from individual Project Partnerships to the extent that these losses would reduce the investment in those Project Partnerships below zero.  In accordance with GAAP, once the net investment in a Project Partnership is reduced to zero, receivables due from the Project Partnership are decreased by Gateway’s share of Project Partnership losses.  The suspended losses will be used to offset future income from the individual Project Partnerships.  Any cash distributions received from Project Partnerships which have a zero investment balance are accounted for as distribution income in the period the cash distribution is received by Gateway.

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss.  As part of its analysis, Gateway has historically considered the residual value of the Project Partnerships as one key component of its estimate of future cash flows.  During the quarter ended December 31, 2008, as a direct result of the deterioration that occurred within the United States financial markets and more specifically, its negative impact on the Tax Credit market, Gateway concluded that any residual value of the Project Partnerships given the Tax Credit market conditions could not be practicably determined.  As a result, Gateway eliminated estimates of residual value of the Project Partnerships from the recoverability portion of its impairment analysis.  Accordingly, in the quarter ended December 31, 2008, impairment expense of $1,146,287 was recognized in the Statement of Operations, comprised of $157,405 in Series 7, $221,243 in Series 8, $173,523 in Series 9, $403,450 in Series 10, and $190,666 in Series 11.  Impairment expense for the year ended March 31, 2009 totaled $1,340,110, comprised of $183,299 in Series 7, $221,243 in Series 8, $180,400 in Series 9, $506,918 in Series 10, and $248,250 in Series 11.  Refer to Note 5 – Investments in Project Partnerships for further details regarding the components of the Investments in Project Partnerships balance.  Gateway is continuing to execute its process of disposition of its interest in Project Partnerships that have reached the end of their Tax Credit compliance period, refer to Note 6 – Summary of Disposition Activities for the most recent update of those on-going activities.  No impairment expense was recognized during the six-month period ended September 30, 2009.  Impairment expense for the six months ended September 30, 2008 totaled $101,237, comprised of $25,894 in Series 7 and $75,343 in Series 10.

Gateway, as a limited partner in the Project Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance and continued eligibility of Tax Credits.  If the cost of operating a property exceeds the rental income earned thereon, Gateway may deem it in its best interest to voluntarily provide funds in order to protect its investment.  However, Gateway does not guarantee any of the mortgages or other debt of the Project Partnerships.  No such funding to Project Partnerships occurred during each of the six-month periods ended September 30, 2009 and 2008.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

Investment in Securities

Gateway is required under GAAP to categorize its debt securities as held-to-maturity, available-for-sale or trading securities, dependent upon Gateway's intent in holding the securities.  Gateway's intent is to hold all of its debt securities (U.S. Treasury Security Strips) until maturity and to use these investments to fund Gateway's ongoing operations.  Interest income is recognized ratably on the U.S. Treasury Security Strips using the effective yield to maturity.  The U.S. Treasury Security Strips are carried at amortized cost, which approximates market value, and are adjusted for amortization of premiums and accretion of discounts to maturity.  Such adjustments are included in Interest Income.

Income Taxes

No provision for income taxes has been made in these financial statements, as income taxes are a liability of the partners rather than of Gateway.

Variable Interest Entities

Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics, (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  GAAP requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE.  Gateway’s determination of the primary beneficiary of each VIE requires judgment and is based on an analysis of all relevant facts and circumstances including: (1) the existence of a principal-agency relationship between the limited partner and the general partner, (2) the relationship and significance of the activities of the VIE to each partner, (3) each partner’s exposure to the expected losses of the VIE, and (4) the design of the VIE.  In the design of Project Partnership VIEs, the overriding concept centers around the premise that the limited partner invests solely for tax attributes associated with the property held by the VIE, while the general partner of the project partnership is responsible for overseeing its operations.  Based upon its analysis of all the relevant facts and considerations, Gateway has concluded that in those instances where the Project Partnership interests are determined to be VIEs, the general partner of the Project Partnership is more closely associated with the Project Partnership than the limited partner (Gateway) and therefore, Gateway is not the primary beneficiary.

Gateway holds variable interests in 118 VIEs, which consist of Project Partnerships, of which Gateway is not the primary beneficiary.  Five of Gateway’s Project Partnership investments have been determined not to be VIEs.  Gateway’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to Gateway’s capital contributions to and receivables from those VIEs, which is $24,008,145 at September 30, 2009.  Gateway may be subject to additional losses to the extent of any financial support that Gateway voluntarily provides to those Project Partnerships in the future.

Basis of Preparation

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles.  These statements should be read in conjunction with the financial statements and notes thereto included with Gateway's report on Form 10-K for the year ended March 31, 2009.  In the opinion of management, these financial statements include adjustments, consisting only of normal recurring adjustments, necessary to fairly summarize Gateway's financial position and results of operations.  The results of operations for the periods may not be indicative of the results to be expected for the year.

NOTE 3 - INVESTMENT IN SECURITIES:

The September 30, 2009 Balance Sheet includes U.S. Treasury Security Strips at cost, plus accreted interest income of $26,577 for Series 10 and $29,453 for Series 11.  The March 31, 2009 Balance Sheet includes U.S. Treasury Security Strips at cost, plus accreted interest income of $25,183 for Series 10 and $27,864 for Series 11.  The U.S. Treasury Security Strips are commonly held in a brokerage account maintained at Raymond James and Associates, Inc., an affiliate of the General Partners.  A separate accounting is maintained for each Series’ share of any investments.

	Series 10		Series 11
	September 30, 2009	March 31, 2009	September 30, 2009	March 31, 2009
Amortized Cost	$ 39,498	$ 38,104	$ 42,822	$ 41,233
Gross Unrealized Gain	496	1,730	1,172	2,584

Fair Value	$ 39,994	$ 39,834	$ 43,994	$ 43,817

Total Series 10 - 11
	September 30, 2009	March 31, 2009
Amortized Cost	$ 82,320	$ 79,337
Gross Unrealized Gain	1,668	4,314

Fair Value	$ 83,988	$ 83,651

As of September 30, 2009, the cost and accreted interest of debt securities by contractual maturities is as follows:

	Series 10	Series 11	Total
Due within 1 year	$ 39,498	$ 42,822	$ 82,320
After 1 year through 5 years	-	-	-
Total Amount Carried on Balance Sheet	$ 39,498	$ 42,822	$ 82,320

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

NOTE 4 - RELATED PARTY TRANSACTIONS (Continued):

For the six months ended September 30, 2009 and 2008, the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

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

	2009	2008
Series 7	$ 36,864	$ 42,566
Series 8	42,890	43,144
Series 9	24,294	24,420
Series 10	16,712	16,792
Series 11	14,062	14,176
Total	$ 134,822	$ 141,098

General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis.  This expense is included in the Statements of Operations.

	2009	2008
Series 7	$ 45,641	$ 61,171
Series 8	-	66,527
Series 9	33,204	38,015
Series 10	20,753	23,759
Series 11	16,602	19,008
Total	$ 116,200	$ 208,480

NOTE 5 – INVESTMENTS IN PROJECT PARTNERSHIPS:

As of September 30, 2009, Gateway had acquired a 99% interest in the profits, losses, and Tax Credits as a limited partner in Project Partnerships (Series 7 - 30, Series 8 - 42, and Series 9 - 24) which own and operate government assisted multi-family housing complexes.  Cash flows from operations are allocated according to each Project Partnership agreement.  Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

	SERIES 7		SERIES 8		SERIES 9
	September 30,	March 31,	September 30,	March 31,	September 30,	March 31,
	2009	2009	2009	2009	2009	2009
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$ 5,721,083	$ 6,861,114	$ 7,400,711	$ 7,400,711	$ 4,914,116	$ 4,914,116

Loan receivable from Project Partnerships	-	-	24,220	24,220	-	-

Cumulative equity in losses of Project
Partnerships (1) (2)	(5,194,990)	(6,402,875)	(7,352,151)	(7,340,840)	(4,566,385)	(4,566,084)

Cumulative distributions received from
Project Partnerships	(216,294)	(252,589)	(190,367)	(187,825)	(168,985)	(168,985)

Investment in Project Partnerships before
Adjustment	309,799	205,650	(117,587)	(103,734)	178,746	179,047

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	573,481	703,733	536,715	536,715	244,087	244,087
Accumulated amortization of acquisition
fees and expenses	(246,561)	(268,518)	(165,963)	(165,385)	(107,017)	(105,521)

Reserve for Impairment of Investment in
Project Partnerships	(552,557)	(552,557)	(252,589)	(252,589)	(307,932)	(307,932)

Investments in Project Partnerships	$ 84,162	$ 88,308	$ 576	$ 15,007	$ 7,884	$ 9,681

(1) In accordance with Gateway's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $5,094,348 in Series 7, $8,030,190 in Series 8, and $3,068,703 in Series 9 for the period ended September 30, 2009; and cumulative suspended losses of $5,704,356 in Series 7, $7,564,293 in Series 8, and $2,844,368 in Series 9 for the year ended March 31, 2009 are not included.

(2) In accordance with Gateway's accounting policy to apply equity in losses of Project Partnerships to receivables from Project Partnerships, $24,220 in losses are included in Series 8 as of September 30, 2009 and March 31, 2009.  (See discussion in Note 2 - Significant Accounting Policies.)

NOTE 5 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

As of September 30, 2009, Gateway had acquired a 99% interest in the profits, losses, and Tax Credits as a limited partner in Project Partnerships (Series 10 - 15 and Series 11 - 12) which own and operate government assisted multi-family housing complexes.  Cash flows from operations are allocated according to each Project Partnership agreement.  Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

	SERIES 10		SERIES 11		TOTAL SERIES 7 - 11
	September 30,	March 31,	September 30,	March 31,	September 30,	March 31,
	2009	2009	2009	2009	2009	2009
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$ 3,914,672	$ 3,914,672	$ 4,128,042	$ 4,128,042	$ 26,078,624	$ 27,218,655

Loan receivable from Project Partnerships	-	-	-	-	24,220	24,220

Cumulative equity in losses of Project
Partnerships (1)	(2,516,174)	(2,506,807)	(1,886,139)	(1,827,547)	(21,515,839)	(22,644,153)

Cumulative distributions received from
Project Partnerships	(239,990)	(229,841)	(194,894)	(194,894)	(1,010,530)	(1,034,134)

Investment in Project Partnerships before
Adjustment	1,158,508	1,178,024	2,047,009	2,105,601	3,576,475	3,564,588

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	196,738	196,738	290,335	290,335	1,841,356	1,971,608
Accumulated amortization of acquisition
fees and expenses	(152,762)	(152,428)	(216,733)	(210,473)	(889,036)	(902,325)

Reserve for Impairment of Investment in
Project Partnerships	(1,085,926)	(1,085,926)	(1,648,978)	(1,648,978)	(3,847,982)	(3,847,982)

Investments in Project Partnerships	$ 116,558	$ 136,408	$ 471,633	$ 536,485	$ 680,813	$ 785,889

(1) In accordance with Gateway's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $759,886 in Series 10 and $1,308,222 in Series 11 for the period ended September 30, 2009; and cumulative suspended losses of $660,430 in Series 10 and $1,231,664 in Series 11 for the year ended March 31, 2009 are not included.

NOTE 5 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway’s policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 7 and Series 8 as of June 30 and the respective summarized statements of operations for the six months ended June 30 of each year:

	SERIES 7		SERIES 8 (1)
	2009	2008	2009	2008
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 3,594,374	$ 4,781,187	$ 4,697,568	$ 4,746,997
Investment properties, net	16,556,628	21,006,595	23,119,796	24,308,409
Other assets	41,995	24,469	287,963	330,508
Total assets	$ 20,192,997	$ 25,812,251	$ 28,105,327	$ 29,385,914

Liabilities and Partners' Deficit:
Current liabilities	$ 713,193	$ 686,996	$ 1,470,212	$ 1,187,900
Long-term debt	24,669,423	30,700,844	35,579,018	35,854,400
Total liabilities	25,382,616	31,387,840	37,049,230	37,042,300

Partners' deficit
Limited Partner	(4,932,090)	(5,174,516)	(8,178,828)	(6,960,412)
General Partners	(257,529)	(401,073)	(765,075)	(695,974)
Total partners' deficit	(5,189,619)	(5,575,589)	(8,943,903)	(7,656,386)

Total liabilities and partners' deficit	$ 20,192,997	$ 25,812,251	$ 28,105,327	$ 29,385,914

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 1,980,593	$ 2,402,839	$ 2,750,725	$ 2,704,941
Expenses:
Operating expenses	1,581,690	1,551,876	2,118,069	1,762,875
Interest expense	258,376	326,725	367,528	383,861
Depreciation and amortization	500,779	641,635	749,326	744,417

Total expenses	2,340,845	2,520,236	3,234,923	2,891,153

Net loss	$ (360,252)	$ (117,397)	$ (484,198)	$ (186,212)

Other partners' share of net loss	$ (2,874)	$ (1,174)	$ (6,989)	$ (2,704)

Gateway's share of net loss	$ (357,378)	$ (116,223)	$ (477,209)	$ (183,508)
Suspended losses	357,378	140,110	465,897	192,940

Equity in Income (Loss) of Project Partnerships	$ -	$ 23,887	$ (11,312)	$ 9,432

NOTE 5 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

(1)    As discussed in Note 4, an affiliate of the General Partner (Value Partners, Inc.) is the operating general partner in one of the Project Partnerships included in Series 8 above (Logan Heights).  The Logan Heights Project Partnership is not consolidated in Gateway’s financial statements as Gateway’s investment in Logan Heights is accounted for under the equity method.  The information below is included for related party disclosure purposes.  The Project Partnership’s financial information for the periods ending June 2009 and June 2008 is as follows:

	June 2009	June 2008
Total Assets	$ 457,374	$ 490,375
Total Liabilities	802,571	801,292
Gateway Deficit	(313,096)	(279,159)
Other Partner's Deficit	(32,101)	(31,758)
Total Revenue	62,862	57,020
Net Loss	$ (20,957)	$ (7,222)

NOTE 5 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway’s policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 9 and Series 10 as of June 30 and the respective summarized statements of operations for the six months ended June 30 of each year:

	SERIES 9		SERIES 10
	2009	2008	2009	2008
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 2,411,912	$ 2,362,477	$ 2,190,970	$ 2,156,863
Investment properties, net	14,019,550	14,750,384	10,969,179	11,353,395
Other assets	53,452	53,760	28,395	17,401
Total assets	$ 16,484,914	$ 17,166,621	$ 13,188,544	$ 13,527,659

Liabilities and Partners' Equity (Deficit):
Current liabilities	$ 429,565	$ 268,703	$ 462,239	$ 330,258
Long-term debt	19,453,468	19,596,802	12,826,121	12,934,608
Total liabilities	19,883,033	19,865,505	13,288,360	13,264,866

Partners' equity (deficit)
Limited Partner	(2,959,486)	(2,296,624)	395,880	718,956
General Partners	(438,633)	(402,260)	(495,696)	(456,163)
Total partners' equity (deficit)	(3,398,119)	(2,698,884)	(99,816)	262,793

Total liabilities and partners' equity (deficit)	$ 16,484,914	$ 17,166,621	$ 13,188,544	$ 13,527,659

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 1,460,983	$ 1,421,222	$ 972,682	$ 1,003,747
Expenses:
Operating expenses	1,090,470	937,474	727,718	619,393
Interest expense	197,387	201,714	108,090	110,989
Depreciation and amortization	395,320	392,012	243,306	239,702

Total expenses	1,683,177	1,531,200	1,079,114	970,084

Net (loss) Income	$ (222,194)	$ (109,978)	$ (106,432)	$ 33,663

Other partners' share of net income (loss)	$ 2,442	$ (1,100)	$ 2,391	$ (459)

Gateway's share of net (loss) income	$ (224,636)	$ (108,878)	$ (108,823)	$ 34,122
Suspended losses	224,335	92,384	99,456	27,682

Equity in (Loss) Income of Project Partnerships	$ (301)	$ (16,494)	$ (9,367)	$ 61,804

NOTE 5 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway’s policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 11 and Total Series 7 - 11 as of June 30 and the respective summarized statements of operations for the six months ended June 30 of each year:

	SERIES 11		TOTAL SERIES 7 - 11
	2009	2008	2009	2008
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 1,225,322	$ 1,173,954	$ 14,120,146	$ 15,221,478
Investment properties, net	9,220,083	9,635,978	73,885,236	81,054,761
Other assets	312,885	273,820	724,690	699,958
Total assets	$ 10,758,290	$ 11,083,752	$ 88,730,072	$ 96,976,197

Liabilities and Partners' Equity (Deficit):
Current liabilities	$ 475,660	$ 311,422	$ 3,550,869	$ 2,785,279
Long-term debt	9,916,521	10,035,475	102,444,551	109,122,129
Total liabilities	10,392,181	10,346,897	105,995,420	111,907,408

Partners' equity (deficit)
Limited Partner	760,025	1,091,501	(14,914,499)	(12,621,095)
General Partners	(393,916)	(354,646)	(2,350,849)	(2,310,116)
Total partners' equity (deficit)	366,109	736,855	(17,265,348)	(14,931,211)

Total liabilities and partners' equity (deficit)	$ 10,758,290	$ 11,083,752	$ 88,730,072	$ 96,976,197

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 896,437	$ 882,489	$ 8,061,420	$ 8,415,238
Expenses:
Operating expenses	668,089	599,254	6,186,036	5,470,872
Interest expense	106,498	106,330	1,037,879	1,129,619
Depreciation and amortization	261,740	264,893	2,150,471	2,282,659

Total expenses	1,036,327	970,477	9,374,386	8,883,150

Net loss	$ (139,890)	$ (87,988)	$ (1,312,966)	$ (467,912)

Other partners' share of net loss	$ (4,741)	$ (3,589)	$ (9,771)	$ (9,026)

Gateway's share of net loss	$ (135,149)	$ (84,399)	$ (1,303,195)	$ (458,886)
Suspended losses	76,557	57,666	1,223,623	510,782

Equity in (Loss) Income of Project Partnerships	$ (58,592)	$ (26,733)	$ (79,572)	$ 51,896

NOTE 6 – SUMMARY OF DISPOSITION ACTIVITIES:

Gateway at one time held investments in 133 Project Partnerships (39 in Series 7, 43 in Series 8, 24 in Series 9, 15 in Series 10, and 12 in Series 11).  As of September 30, 2009, Gateway has sold its interest in 10 Project Partnerships (9 in Series 7 and 1 in Series 8).  A summary of the sale transactions for the Project Partnerships disposed during the current fiscal year-to-date and the previous fiscal year are summarized below:

Fiscal Year 2010 Disposition Activity:

Series 7

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
August 2009	Mountain City Manor	$ 36,860	$ 3.54	$ 38,190
August 2009	Tazewell Village	41,290	3.97	42,620
August 2009	Jamestown Village	36,450	3.51	37,864
August 2009	Clinch View Manor	134,400	12.93	135,814
May 2009	Spring Creek Apartments II LP	46,520	4.48	46,520
				$ 301,008

The net proceeds per LP unit from the sale of Mountain City Manor, Tazewell Village, Jamestown Village, Clinch View Manor, and Spring Creek Apartments II LP were distributed to the Series 7 Limited Partners in September 2009.

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

NOTE 7 – SIGNIFICANT EQUITY INVESTEES:

Certain Project Partnerships constitute 20% or more of assets, equity or income (loss) from continuing operations of the respective Series in which they are held (“Significant Project Partnerships”).  In accordance with Gateway’s policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized results of operations as of June 30, 2009 for each Significant Project Partnership:

Series 7
Cardinal Apartments
Rental and other income	$ 44,694
Gross profit	14,160
Net income	$ 735

Series 10
Stigler Properties
Rental and other income	$ 46,508
Gross profit	18,911
Net income	$ 4,337

Series 11
	Creekstone Apartments, L.P.	Magnolia Place Apartments, L.P.
Rental and other income	$ 109,618	$ 72,553
Gross profit	9,181	16,937
Net loss	$ (25,476)	$ (4,171)

NOTE 8 – SUBSEQUENT EVENTS:

Gateway reviewed and evaluated events from the period ended September 30, 2009 through the date the financial statements were issued, November 13, 2009, and concluded that no subsequent events have occurred that require recognition in the financial statements or disclosure in the notes to financial statements.

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

Results of Operations

As more fully detailed in the Exit Strategy discussion included within this MD&A, all of the Project Partnerships have delivered their Tax Credits to Gateway and the Tax Credit compliance period has expired for 96 of the Project Partnerships initially held.  Gateway is in the process of selling or disposing of its interests in Project Partnerships that have reached the end of their Tax Credit compliance period.  Net proceeds received from the sales are in turn distributed to the Limited Partners.  Once all Project Partnership interests have been sold or otherwise disposed of, Gateway will be liquidated.  The target date for liquidation of Gateway is on or before December 31, 2012, although there is no certainty, and it may not even be considered likely at this time, that all the activities necessary to occur as of such date will have transpired.

Distribution income arises from any cash distributions received from Project Partnerships which have a zero investment balance for financial reporting purposes.  Distribution income increased $16,517 from $35,154 for the six months ended September 30, 2008 to $51,671 for the six months ended September 30, 2009.  The increase in distribution income is a result of fewer Project Partnerships with investment balances coupled with an increase of gross distributions received from Project Partnerships.  The number of Project Partnerships with an investment balance decreased from 33 as of September 30, 2008 to 13 Project Partnerships as of September 30, 2009.  The gross distributions received from Project Partnerships increased from $50,770 for the six-month period ended September 30, 2008 to $68,360 for the same period ended in 2009.

Total expenses of Gateway were $354,647 for the six months ended September 30, 2009, a decrease of $241,874 as compared to the six months ended September 30, 2008 total expenses of $596,521.  The decrease results primarily from decreases in 1) asset management fees and general and administrative expenses – General Partner due to sales of Project Partnerships (Gateway ceases accruing Asset Management Fees and General and Administrative expenses – General Partner for sold Project Partnerships) along with the cessation of accruals for general and administrative expenses – General Partner in Series 8 beginning in fiscal year 2010, 2) amortization expense (resulting from the suspension of amortization due to Project Partnership investment balances reaching zero or the acquisition fees and expense being fully amortized), and 3) impairment expense (no impairment expense was recognized during the six-month period ended September 30, 2009).

Equity in (Loss) Income of Project Partnerships decreased $131,468 from income of $51,896 for the six months ended September 30, 2008 to a loss of $79,572 for the six months ended September 30, 2009 because of an increase in the losses from Project Partnerships with positive investment balances.  Because Gateway utilizes the equity method of accounting to account for its investment in Project Partnerships, income or losses from Project Partnerships with a zero investment balance are not recognized in the Statement of Operations.  For the six months ended June 30, 2009 (Project Partnership financial information is on a three-month lag), Gateway’s share of the net loss was $1,303,195, of which $1,223,623 was suspended.  For the six months ended June 30, 2008, Gateway’s share of the net loss was $458,886, of which $510,782 was suspended.  The suspended losses of $510,782 for the six months ended June 30, 2008 exceed Gateway’s share of the total net loss of $458,886 because certain Project Partnerships with investment balances generated net income of $51,896.

Gain on Sale of Project Partnerships amounted to $301,008 for the six months ended September 30, 2009 as compared to $0 for the six months ended September 30, 2008.  As more fully discussed within this MD&A, five Project Partnership investments were sold during the first two quarters of fiscal year 2010 as compared to the first two quarters of fiscal year 2009 when no Project Partnership investments were sold or disposed of.  The amount of the gain or loss on a sale of Project Partnership and the period in which it is recognized on the Statement of Operations is dependent upon the specifics related to each sale or disposition transaction.  Refer to the discussion of each Project Partnership sold in the Exit Strategy section within this MD&A.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Interest income decreased $19,730 from $22,763 for the six months ended September 30, 2008 to $3,033 for the six months ended September 30, 2009.  The change in interest income results primarily from the fluctuation of interest rates on short-term investments over this period along with the maturation of several investments in securities over the same period.  Investments in Securities decreased $575,035 from $657,355 as of September 30, 2008 to $82,320 as of September 30, 2009 from the redemption of U.S. Treasury Notes in January 2009 and the redemption of U.S. Treasury Security Strips in February 2009, and the reinvestment of these funds into cash and cash equivalents.  Interest income is generally one source of funds available to pay administrative costs of Gateway.

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

In total, Gateway reported a net loss of $78,507 from operations for the six months ended September 30, 2009.  Cash and Cash Equivalents decreased by $133,563 and Investments in Securities increased by $2,983.  Of the Cash and Cash Equivalents on hand as of September 30, 2009, $5,940 is payable to certain Series’ Limited Partners arising from the sale of Project Partnerships.  Distributions either have or will occur to those certain Limited Partners in a subsequent quarter.  After consideration of these sales proceeds, Cash and Cash Equivalents and Investments in Securities decreased $136,057 as compared to the prior year-end balances.

The financial performance of each respective Series is summarized as follows:

Series 7 - Gateway closed this series on October 16, 1992 after receiving $10,395,000 from 635 Limited Partner investors.  Equity in Income of Project Partnerships decreased to $0 for the six months ended September 30, 2009 from $23,887 for the six months ended September 30, 2008.  For the six months ended June 30, 2009 and 2008, the Project Partnerships generated a loss of $360,252 and $117,397 on Rental and other income of $1,980,593 and $2,402,839, respectively.  Gateway’s share of the Project Partnerships’ net loss for the six months ended June 30, 2009 and 2008 was $357,378 and $116,223, of which $357,378 and $140,110 were suspended, respectively.  The suspended losses for the six months ended June 30, 2008 of $140,110 exceed Gateway’s share of the total net loss of $116,223 because certain Project Partnerships with investment balances generated net income of $23,887.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $500,779 and $641,635 for the six months ended June 30, 2009 and 2008, respectively.)  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At September 30, 2009, the Series had $197,468 of short-term investments (Cash and Cash Equivalents).  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had net income of $212,558 for the six months ended September 30, 2009.  However, after considering the changes in operating assets and liabilities, net cash used in operating activities was $77,840.  Cash provided by investing activities totaled $323,971 consisting of $22,963 in cash distributions from the Project Partnerships and $301,008 in net proceeds from the Sale of Project Partnerships (refer to the Exit Strategy section within this MD&A for more detailed discussion of these sales of Project Partnerships).  Cash used in financing activities consists of distributions paid to Limited Partners totaling $295,530.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Series 8 - Gateway closed this Series on June 28, 1993 after receiving $9,980,000 from 664 Limited Partner investors.  Equity in (Loss) Income of Project Partnerships decreased $20,744 from income of $9,432 for the six months ended September 30, 2008 to a loss of $11,312 for the six months ended September 30, 2009.  For the six months ended June 30, 2009 and 2008, the Project Partnerships generated a loss of $484,198 and $186,212 on Rental and other income of $2,750,725 and $2,704,941, respectively.  Gateway’s share of the Project Partnerships’ net loss for the six months ended June 30, 2009 and 2008 was $477,209 and $183,508, of which $465,897 and $192,940 were suspended, respectively.  The suspended losses for the six months ended June 30, 2008 of $192,940 exceed Gateway’s share of the total net loss of $183,508 because certain Project Partnerships with investment balances generated net income of $9,432.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $749,326 and $744,417 for the six months ended June 30, 2009 and 2008, respectively).  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At September 30, 2009, the Series had $201,937 of short-term investments (Cash and Cash Equivalents).  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $67,090 for the six months ended September 30, 2009.  However, after considering the Equity in Loss of Project Partnerships of $11,312 and the changes in operating assets and liabilities, net cash used in operating activities was $282.  Cash provided by investing activities consists of cash distributions from the Project Partnerships totaling $16,301.

Series 9 - Gateway closed this Series on September 30, 1993 after receiving $6,254,000 from 406 Limited Partner investors.  Equity in Loss of Project Partnerships decreased $16,193 from $16,494 for the six months ended September 30, 2008 to $301 for the six months ended September 30, 2009.  For the six months ended June 30, 2009 and 2008, the Project Partnerships generated a loss of $222,194 and $109,978 on Rental and other income of $1,460,983 and $1,421,222, respectively.  Gateway’s share of the Project Partnerships’ net loss for the six months ended June 30, 2009 and 2008 was $224,636 and $108,878, of which $224,335 and $92,384 were suspended, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $395,320 and $392,012 for the six months ended June 30, 2009 and 2008, respectively.)  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At September 30, 2009, the Series had $80,118 of short-term investments (Cash and Cash Equivalents).  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $64,263 for the six months ended September 30, 2009.  However, after considering the Equity in Loss of Project Partnerships of $301 and the changes in operating assets and liabilities, net cash used in operating activities was $57,061.  Cash provided by investing activities consists of cash distributions from the Project Partnerships totaling $12,853.

Series 10 - Gateway closed this Series on January 21, 1994 after receiving $5,043,000 from 325 Limited Partner investors.  Equity in (Loss) Income of Project Partnerships decreased $71,171 from income of $61,804 for the six months ended September 30, 2008 to a loss of $9,367 for the six months ended September 30, 2009.  For the six months ended June 30, 2009, the Project Partnerships generated a loss of $106,432 on Rental and other income of $972,682.  Gateway’s share of the Project Partnerships’ net loss for ths six months ended June 30, 2009 was $108,823, of which $99,456 was suspended.  For the six months ended June 30, 2008, the Project Partnerships generated income of $33,663 on Rental and other income of $1,003,747.  Gateway’s share of the Project Partnerships’ net income for the six months ended June 30, 2008 was $34,122, of which $27,682 in losses were suspended.  Even though the Project Partnerships in total reported net income, some of the Project Partnerships reported losses for the six months ended June 30, 2008.  Of those losses, $27,682 were suspended because certain Project Partnerships had a zero investment balance.  Because Gateway utilizes the equity method of accounting to account for its investment in Project Partnerships, income or losses from Project Partnerships with a zero investment balance are not recognized in the Statement of Operations.  The Project Partnerships generated a loss of $108,823 for the six months ended June 30, 2009 as compared to income of $34,122 for the six months ended June 30, 2008 because Rental and other income for the six months ended June 30, 2009 decreased 3% from June 30, 2008 Rental and other income.  Total expenses for the six-month period ended June 30, 2009 increased by 11% over the same period.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $243,306 and $239,702 for the six months ended June 30, 2009 and 2008, respectively.)  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

At September 30, 2009, the Series had $95,487 of short-term investments (Cash and Cash Equivalents).  Series 10 also had $39,498 in U.S. Treasury securities with annual maturities providing $40,000 in the current fiscal year.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $56,269 for the six months ended September 30, 2009.  However, after considering the Equity in Loss of Project Partnerships of $9,367 and the changes in operating assets and liabilities, net cash used in operating activities was $38,236.  Cash provided by investing activities consists of cash distributions from the Project Partnerships totaling $12,661.

Series 11 - Gateway closed this Series on April 29, 1994 after receiving $5,127,000 from 330 Limited Partner investors.  Equity in Loss of Project Partnerships increased $31,859 from $26,733 for the six months ended September 30, 2008 to $58,592 for the six months ended September 30, 2009.  For the six months ended June 30, 2009 and 2008, the Project Partnerships generated a loss of $139,890 and $87,988 on Rental and other income of $896,437 and $882,489, respectively.  Gateway’s share of the Project Partnerships’ net loss for the six months ended June 30, 2009 and 2008 was $135,149 and $84,399, of which $76,557 and $57,666 were suspended, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $261,740 and $264,893 for the six months ended June 30, 2009 and 2008, respectively.)  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At September 30, 2009, the Series had $174,416 of short-term investments (Cash and Cash Equivalents).  Series 11 also had $42,822 in U.S. Treasury securities with annual maturities providing $44,000 in the current fiscal year.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $103,443 for the six months ended September 30, 2009.  However, after considering the Equity in Loss of Project Partnerships of $58,592 and the changes in operating assets and liabilities, net cash used in operating activities was $33,982.  Cash provided by investing activities consists of cash distributions from the Project Partnerships totaling $3,582.

Critical Accounting Estimates

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss.  No impairment expense was recognized during the six-month period ended September 30, 2009.  Impairment expense for the six months ended September 30, 2008 totaled $101,237, comprised of $25,894 in Series 7 and $75,343 in Series 10.

Recent Accounting Changes

Certain accounting guidance within FASB ASC 740 – Income Taxes (“ASC 740”) was issued in July 2006 which interpreted previous guidance.  The “Accounting for Income Tax Changes” required all taxpayers to analyze all material positions they have taken or plan to take in all tax returns that have been filed or should have been filed with all taxing authorities for all years still subject to challenge by those taxing authorities.  If the position taken is “more-likely-than-not” to be sustained by the taxing authority on its technical merits and if there is more than a 50% likelihood that the position would be sustained if challenged and considered by the highest court in the relevant jurisdiction, the tax consequences of that position should be reflected in the taxpayer’s GAAP financial statements.  Earlier proposed interpretations within ASC 740 had recommended a “probable” standard for recognition of tax consequences rather than the “more-likely-than-not” standard finally adopted.

Because Gateway is a pass-through entity and is not required to pay income taxes, the changes to ASC 740 do not currently have any impact on its financial statements.  On December 30, 2008, the FASB issued further guidance regarding ASC 740 which deferred the effective date of the Accounting for Income Tax Changes for nonpublic enterprises included within the scope of the revised guidance to the annual financial statements for fiscal years beginning after December 15, 2008.  The deferred effective date was intended to give the Board additional time to develop guidance on the application of the Accounting for Income Tax Changes by pass-through entities and not-for-profit organizations.  Gateway may modify its disclosures if the FASB’s guidance regarding application of the Accounting for Income Tax Changes to pass-through entities changes.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

In November 2008, the FASB updated FASB ASC 323 – Investments – Equity Method and Joint Ventures by clarifying the accounting for certain transactions and impairment considerations involving equity method investments.  This update was effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  The changes in this standard did not have a material impact on Gateway’s financial position, operations or cash flow.

In December 2008, the FASB updated FASB ASC 860 – Transfers and Servicing to require public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets.  The adoption of this standard did not have a material impact on the Gateway’s financial statements.

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R)”, which amends the consolidation guidance applicable to variable interest entities.  Upon adoption of FAS 167, Gateway will have reconsidered its previous ASC 810-10 conclusions regarding its investments in Project Partnerships.  FAS 167 is not effective for Gateway until its fiscal year ended March 31, 2011 and early adoption is prohibited.  Gateway has not yet determined the impact, if any, FAS 167 will have on its financial statements for the year-ended March 31, 2011.

In June 2009, the FASB issued, and Gateway has adopted, FASB ASC 855 – Subsequent Events.  The objective of this statement is to establish general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This statement is effective for interim or annual financial periods ending after June 15, 2009.

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

As of September 30, 2009, Gateway holds a limited partner interest in 123 Project Partnerships which own and operate government assisted multi-family housing complexes.  Project investments by Series are as follows:  30 Project Partnerships for Series 7, 42 Project Partnerships for Series 8, 24 Project Partnerships for Series 9, 15 Project Partnerships for Series 10, and 12 Project Partnerships for Series 11.  Gateway at one time held investments in 133 Project Partnerships (39 in Series 7, 43 in Series 8, 24 in Series 9, 15 in Series 10, and 12 in Series 11).  As of September 30, 2009, only 37 of the Project Partnerships have yet to reach the end of their Tax Credit compliance period but will do so in either the year ending December 31, 2009 or December 31, 2010.  As of September 30, 2009, 10 of the Project Partnerships have been sold (9 in Series 7 and 1 in Series 8) and, in accordance with the Gateway partnership agreement, the entire net proceeds received from these sales either have been or will be distributed to the Limited Partners of the respective Series.  During the quarter-ended September 30, 2009, Gateway sold its interest in 4 Project Partnership (all in Series 7), bringing the total number of Project Partnerships sold during the current fiscal year-to-date to 5 (all in Series 7).  A summary of the sale transactions for the Project Partnerships disposed during the current fiscal year-to-date and the previous fiscal year are summarized herein:

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Fiscal Year 2010 Disposition Activity:

Series 7

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
August 2009	Mountain City Manor	$ 36,860	$ 3.54	$ 38,190
August 2009	Tazewell Village	41,290	3.97	42,620
August 2009	Jamestown Village	36,450	3.51	37,864
August 2009	Clinch View Manor	134,400	12.93	135,814
May 2009	Spring Creek Apartments II LP	46,520	4.48	46,520
				$ 301,008

The net proceeds per LP unit from the sale of Mountain City Manor, Tazewell Village, Jamestown Village, Clinch View Manor, and Spring Creek Apartments II LP were distributed to the Series 7 Limited Partners in September 2009.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Status Update on Unsold Project Partnerships:

The following summarizes the most recent status of the sale/disposal process for the remaining Project Partnership investments held as of September 30, 2009:

Gateway has approved the sale to the general partner of the Project Partnership or a third party:

Series 7

Horton Housing, L.P.	Atoka Properties
Coalgate Properties

These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amounts as approved by Gateway, should all the transactions close without modification, the estimated net proceeds to Gateway from the sales of these Project Partnerships are estimated to be $195,000, or $18.76 per limited partnership unit.  Sales proceeds would be available for distribution to the Series 7 Limited Partners subsequent to the closing of these sales transactions which would most likely occur within the next two years.

Series 8

Antlers Properties	Antlers Properties II
AAA Properties of Bentonville	Meadowview Properties Limited Partnership
Concordia Senior Housing, L.P.	Holdenville Properties
Kirksville Senior Apartments, Limited Partnership	Mountainburg Properties
Wetumka Properties

These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amounts as approved by Gateway, should all the transactions close without modification, the estimated net proceeds to Gateway from the sales of these Project Partnerships are estimated to be $635,000, or $63.63 per limited partnership unit.  Sales proceeds would be available for distribution to the Series 8 Limited Partners subsequent to the closing of these sales transactions which would most likely occur within the next two years.

Series 9

Abernathy Properties	Boxwood Place Properties
Lamar Properties, L.P.	Stilwell Properties III
Jay Properties II

These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amounts as approved by Gateway, should all the transactions close without modification, the estimated net proceeds to Gateway from the sales of these Project Partnerships are estimated to be $305,000, or $48.77 per limited partnership unit.  Sales proceeds would be available for distribution to the Series 9 Limited Partners subsequent to the closing of these sales transactions which would most likely occur within the next two years.

Series 10

Stigler Properties

This approval is subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amount as approved by Gateway, should the transaction close without modification, the estimated net proceeds to Gateway from the sale of this Project Partnership are estimated to be $54,000, or $10.71 per limited partnership unit.  Sales proceeds would be available for distribution to the Series 10 Limited Partners subsequent to the closing of this sales transaction which would most likely occur within the next two years.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Gateway has consented to the general partner granting an option for either the general partner or a third-party to purchase either the Project Partnership Interest or Assets:

Series 7

Pioneer Apartments, an Arkansas Limited Partnership

Should this option be exercised, the estimated net sales proceeds to Gateway from the sales transaction are estimated to be $157,000, or $15.10 per limited partnership unit potentially available for distribution to the Series 7 Limited Partners within the next two years.  This option to purchase could expire without being exercised which would result in no sales proceeds and remarketing of the Project Partnership, the results of which are undeterminable.

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

Under the supervision and with the participation of the Managing General Partner’s management, including the Chief Executive Officer and Chief Financial Officer, Gateway has evaluated the effectiveness of its disclosure controls and procedures applicable to each of the Series as well as to the total partnership pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures applicable to each of the Series as well as to the total partnership are effective.  There were no changes in Gateway’s internal control over financial reporting during the six months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, Gateway’s internal control over financial reporting.

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

GATEWAY TAX CREDIT FUND III, LTD.
(A Florida Limited Partnership)
By: Raymond James Tax Credit Funds, Inc.
(the Managing General Partner)

Date: November 13, 2009	By:/s/ Ronald M. Diner
Ronald M. Diner
President

Date: November 13, 2009	By:/s/ Toni S. Matthews
Toni S. Matthews
Vice President and Chief Financial Officer

Date: November 13, 2009	By:/s/ Sandra C. Humphreys
Sandra C. Humphreys
Secretary and Treasurer