Form 10-Q
period 2009-12-31
GATEWAY TAX CREDIT FUND III LTD
filed 2010-02-12
CIK 881716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).

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

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

BALANCE SHEETS
(Unaudited)

	SERIES 7		SERIES 8		SERIES 9
	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,
	2009	2009	2009	2009	2009	2009
ASSETS
Current Assets:
Cash and Cash Equivalents	$ 205,114	$ 246,867	$ 232,161	$ 185,918	$ 95,860	$ 124,326
Total Current Assets	205,114	246,867	232,161	185,918	95,860	124,326

Investments in Project Partnerships, net	84,088	88,308	287	15,007	5,356	9,681

Total Assets	$ 289,202	$ 335,175	$ 232,448	$ 200,925	$ 101,216	$ 134,007

LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
Payable to General Partners	$ 81,744	$ 61,563	$ 207,430	$ 171,880	$ 48,468	$ 31,416
Distribution Payable	5,555	78	385	385	-	-
Deferred Gain on Sale of Project Partnerships	-	-	23,000	-	10,000	-

Total Current Liabilities	87,299	61,641	230,815	172,265	58,468	31,416

Long-Term Liabilities:
Payable to General Partners	947,998	895,972	1,013,319	948,984	612,240	575,799

Partners' Equity (Deficit):
Limited Partners - 10,395, 9,980, and 6,254
units for Series 7, 8, and 9, respectively,
at December 31, 2009 and March 31, 2009	(748,552)	(568,361)	(982,293)	(891,845)	(508,961)	(413,640)
General Partners	2,457	(54,077)	(29,393)	(28,479)	(60,531)	(59,568)

Total Partners' Deficit	(746,095)	(622,438)	(1,011,686)	(920,324)	(569,492)	(473,208)

Total Liabilities and Partners' Deficit	$ 289,202	$ 335,175	$ 232,448	$ 200,925	$ 101,216	$ 134,007

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

BALANCE SHEETS
(Unaudited)

	SERIES 10		SERIES 11		TOTAL SERIES 7 - 11
	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,
	2009	2009	2009	2009	2009	2009
ASSETS
Current Assets:
Cash and Cash Equivalents	$ 108,923	$ 121,062	$ 166,043	$ 204,816	$ 808,101	$ 882,989
Investments in Securities	40,217	38,104	43,640	41,233	83,857	79,337
Total Current Assets	149,140	159,166	209,683	246,049	891,958	962,326

Investments in Project Partnerships, net	106,534	136,408	431,877	536,485	628,142	785,889

Total Assets	$ 255,674	$ 295,574	$ 641,560	$ 782,534	$ 1,520,100	$ 1,748,215

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Current Liabilities:
Payable to General Partners	$ 43,653	$ 32,774	$ 12,283	$ 15,049	$ 393,578	$ 312,682
Distribution Payable	-	-	-	-	5,940	463
Deferred Gain on Sale of Project Partnerships	10,000	-	-	-	43,000	-

Total Current Liabilities	53,653	32,774	12,283	15,049	442,518	313,145

Long-Term Liabilities:
Payable to General Partners	170,955	145,887	98,133	77,040	2,842,645	2,643,682

Partners' Equity (Deficit):
Limited Partners - 5,043 and 5,127 units
for Series 10 and 11, respectively, at
December 31, 2009 and March 31, 2009	74,934	159,923	571,823	729,531	(1,593,049)	(984,392)
General Partners	(43,868)	(43,010)	(40,679)	(39,086)	(172,014)	(224,220)

Total Partners' Equity (Deficit)	31,066	116,913	531,144	690,445	(1,765,063)	(1,208,612)

Total Liabilities and Partners' Equity (Deficit)	$ 255,674	$ 295,574	$ 641,560	$ 782,534	$ 1,520,100	$ 1,748,215

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Unaudited)

	SERIES 7		SERIES 8		SERIES 9
	2009	2008	2009	2008	2009	2008
Revenues:
Distribution Income	$ 7,640	$ 2,656	$ 3,218	$ 1,104	$ 1,959	$ -
Total Revenues	7,640	2,656	3,218	1,104	1,959	-

Expenses:
Asset Management Fee - General Partner	15,162	18,729	21,445	21,572	12,147	12,210
General and Administrative:
General Partner	21,805	26,858	-	32,230	17,181	18,417
Other	5,812	5,546	5,761	6,482	3,906	4,070
Amortization	73	1,254	289	2,769	748	2,511
Impairment Loss on Investment in Project Partnerships	-	157,405	-	221,243	-	173,523

Total Expenses	42,852	209,792	27,495	284,296	33,982	210,731

Loss Before Equity in Loss of Project Partnerships and Other Income	(35,212)	(207,136)	(24,277)	(283,192)	(32,023)	(210,731)
Equity in Loss of Project Partnerships	-	(23,180)	-	(54,671)	-	(55,828)
Gain on Sale of Project Partnerships	-	43,425	-	-	-	-
Interest Income	5	510	5	301	2	943

Net Loss	$ (35,207)	$ (186,381)	$ (24,272)	$ (337,562)	$ (32,021)	$ (265,616)

Allocation of Net (Loss) Income:
Limited Partners	$ (35,204)	$ (227,508)	$ (24,029)	$ (334,186)	$ (31,701)	$ (262,960)
General Partners	(3)	41,127	(243)	(3,376)	(320)	(2,656)

	$ (35,207)	$ (186,381)	$ (24,272)	$ (337,562)	$ (32,021)	$ (265,616)

Net Loss Per Limited Partnership Unit	$ (3.39)	$ (21.89)	$ (2.41)	$ (33.49)	$ (5.07)	$ (42.05)

Number of Limited Partnership Units Outstanding	10,395	10,395	9,980	9,980	6,254	6,254

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Unaudited)

	SERIES 10		SERIES 11		TOTAL SERIES 7 - 11
	2009	2008	2009	2008	2009	2008
Revenues:
Distribution Income	$ 1,432	$ 432	$ -	$ -	$ 14,249	$ 4,192
Total Revenues	1,432	432	-	-	14,249	4,192

Expenses:
Asset Management Fee - General Partner	8,356	8,396	7,031	7,088	64,141	67,995
General and Administrative:
General Partner	10,639	11,511	8,722	9,208	58,347	98,224
Other	2,714	2,835	2,671	3,506	20,864	22,439
Amortization	167	5,229	3,129	7,245	4,406	19,008
Impairment Loss on Investment in Project Partnerships	-	403,450	-	190,666	-	1,146,287

Total Expenses	21,876	431,421	21,553	217,713	147,758	1,353,953

Loss Before Equity in Loss of Project Partnerships and Other Income	(20,444)	(430,989)	(21,553)	(217,713)	(133,509)	(1,349,761)
Equity in Loss of Project Partnerships	(9,856)	(60,034)	(35,127)	(75,870)	(44,983)	(269,583)
Gain on Sale of Project Partnerships	-	-	-	-	-	43,425
Interest Income	722	1,473	822	1,723	1,556	4,950

Net Loss	$ (29,578)	$ (489,550)	$ (55,858)	$ (291,860)	$ (176,936)	$ (1,570,969)

Allocation of Net (Loss) Income:
Limited Partners	$ (29,282)	$ (484,655)	$ (55,299)	$ (288,941)	$ (175,515)	$ (1,598,250)
General Partners	(296)	(4,895)	(559)	(2,919)	(1,421)	27,281

	$ (29,578)	$ (489,550)	$ (55,858)	$ (291,860)	$ (176,936)	$ (1,570,969)

Net Loss Per Limited Partnership Unit	$ (5.81)	$ (96.10)	$ (10.79)	$ (56.36)

Number of Limited Partnership Units Outstanding	5,043	5,043	5,127	5,127

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Unaudited)

	SERIES 7		SERIES 8		SERIES 9
	2009	2008	2009	2008	2009	2008
Revenues:
Distribution Income	$ 26,604	$ 15,147	$ 16,978	$ 12,397	$ 14,812	$ 4,545
Total Revenues	26,604	15,147	16,978	12,397	14,812	4,545

Expenses:
Asset Management Fee - General Partner	52,026	61,295	64,335	64,716	36,441	36,630
General and Administrative:
General Partner	67,446	88,029	-	98,757	50,385	56,432
Other	30,591	34,361	31,842	37,997	21,733	24,523
Amortization	219	3,761	867	8,305	2,244	7,533
Impairment Loss on Investment in Project Partnerships	-	183,299	-	221,243	-	173,523

Total Expenses	150,282	370,745	97,044	431,018	110,803	298,641

Loss Before Equity in Income (Loss) of Project Partnerships
and Other Income	(123,678)	(355,598)	(80,066)	(418,621)	(95,991)	(294,096)
Equity in Income (Loss) of Project Partnerships	-	707	(11,312)	(45,239)	(301)	(72,322)
Gain on Sale of Project Partnerships	301,008	43,425	-	-	-	-
Interest Income	21	5,805	16	3,568	8	4,564

Net Income (Loss)	$ 177,351	$ (305,661)	$ (91,362)	$ (460,292)	$ (96,284)	$ (361,854)

Allocation of Net Income (Loss):
Limited Partners	$ 120,817	$ (345,595)	$ (90,448)	$ (455,689)	$ (95,321)	$ (358,235)
General Partners	56,534	39,934	(914)	(4,603)	(963)	(3,619)

	$ 177,351	$ (305,661)	$ (91,362)	$ (460,292)	$ (96,284)	$ (361,854)

Net Income (Loss) Per Limited Partnership Unit	$ 11.62	$ (33.25)	$ (9.06)	$ (45.66)	$ (15.24)	$ (57.28)

Number of Limited Partnership Units Outstanding	10,395	10,395	9,980	9,980	6,254	6,254

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Unaudited)

	SERIES 10		SERIES 11		TOTAL SERIES 7 - 11
	2009	2008	2009	2008	2009	2008
Revenues:
Distribution Income	$ 3,944	$ 5,075	$ 3,582	$ 2,182	$ 65,920	$ 39,346
Total Revenues	3,944	5,075	3,582	2,182	65,920	39,346

Expenses:
Asset Management Fee - General Partner	25,068	25,188	21,093	21,264	198,963	209,093
General and Administrative:
General Partner	31,392	35,270	25,324	28,216	174,547	306,704
Other	15,729	16,623	15,780	16,629	115,675	130,133
Amortization	501	15,686	9,389	21,735	13,220	57,020
Impairment Loss on Investment in Project Partnerships	-	478,793	-	190,666	-	1,247,524

Total Expenses	72,690	571,560	71,586	278,510	502,405	1,950,474

Loss Before Equity in (Loss) Income of Project Partnerships
and Other Income	(68,746)	(566,485)	(68,004)	(276,328)	(436,485)	(1,911,128)
Equity in (Loss) Income of Project Partnerships	(19,223)	1,770	(93,719)	(102,603)	(124,555)	(217,687)
Gain on Sale of Project Partnerships	-	-	-	-	301,008	43,425
Interest Income	2,122	5,685	2,422	8,091	4,589	27,713

Net Loss	$ (85,847)	$ (559,030)	$ (159,301)	$ (370,840)	$ (255,443)	$ (2,057,677)

Allocation of Net (Loss) Income:
Limited Partners	$ (84,989)	$ (553,440)	$ (157,708)	$ (367,132)	$ (307,649)	$ (2,080,091)
General Partners	(858)	(5,590)	(1,593)	(3,708)	52,206	22,414

	$ (85,847)	$ (559,030)	$ (159,301)	$ (370,840)	$ (255,443)	$ (2,057,677)

Net Loss Per Limited Partnership Unit	$ (16.85)	$ (109.74)	$ (30.76)	$ (71.61)

Number of Limited Partnership Units Outstanding	5,043	5,043	5,127	5,127

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Unaudited)

	SERIES 7			SERIES 8
	Limited	General		Limited	General
	Partners	Partners	Total	Partners	Partners	Total

Balance at March 31, 2008	$ (136,355)	$ (93,577)	$ (229,932)	$ (378,909)	$ (23,650)	$ (402,559)

Net (Loss) Income	(345,595)	39,934	(305,661)	(455,689)	(4,603)	(460,292)

Distributions	(43,425)	-	(43,425)	-	-	-

Balance at December 31, 2008	$ (525,375)	$ (53,643)	$ (579,018)	$ (834,598)	$ (28,253)	$ (862,851)

Balance at March 31, 2009	$ (568,361)	$ (54,077)	$ (622,438)	$ (891,845)	$ (28,479)	$ (920,324)

Net Income (Loss)	120,817	56,534	177,351	(90,448)	(914)	(91,362)

Distributions	(301,008)	-	(301,008)	-	-	-

Balance at December 31, 2009	$ (748,552)	$ 2,457	$ (746,095)	$ (982,293)	$ (29,393)	$ (1,011,686)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Unaudited)

	SERIES 9			SERIES 10
	Limited	General		Limited	General
	Partners	Partners	Total	Partners	Partners	Total

Balance at March 31, 2008	$ (854)	$ (55,398)	$ (56,252)	$ 763,501	$ (36,913)	$ 726,588

Net Loss	(358,235)	(3,619)	(361,854)	(553,440)	(5,590)	(559,030)

Balance at December 31, 2008	$ (359,089)	$ (59,017)	$ (418,106)	$ 210,061	$ (42,503)	$ 167,558

Balance at March 31, 2009	$ (413,640)	$ (59,568)	$ (473,208)	$ 159,923	$ (43,010)	$ 116,913

Net Loss	(95,321)	(963)	(96,284)	(84,989)	(858)	(85,847)

Balance at December 31, 2009	$ (508,961)	$ (60,531)	$ (569,492)	$ 74,934	$ (43,868)	$ 31,066

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Unaudited)

	SERIES 11			TOTAL SERIES 7 - 11
	Limited	General		Limited	General
	Partners	Partners	Total	Partners	Partners	Total

Balance at March 31, 2008	$ 1,192,925	$ (34,405)	$ 1,158,520	$ 1,440,308	$ (243,943)	$ 1,196,365

Net Loss	(367,132)	(3,708)	(370,840)	(2,080,091)	22,414	(2,057,677)

Distributions	-	-	-	(43,425)	-	(43,425)

Balance at December 31, 2008	$ 825,793	$ (38,113)	$ 787,680	$ (683,208)	$ (221,529)	$ (904,737)

Balance at March 31, 2009	$ 729,531	$ (39,086)	$ 690,445	$ (984,392)	$ (224,220)	$ (1,208,612)

Net (Loss) Income	(157,708)	(1,593)	(159,301)	(307,649)	52,206	(255,443)

Distributions	-	-	-	(301,008)	-	(301,008)

Balance at December 31, 2009	$ 571,823	$ (40,679)	$ 531,144	$ (1,593,049)	$ (172,014)	$ (1,765,063)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Unaudited)

	SERIES 7		SERIES 8
	2009	2008	2009	2008
Cash Flows from Operating Activities:
Net Income (Loss)	$ 177,351	$ (305,661)	$ (91,362)	$ (460,292)
Adjustments to Reconcile Net Income (Loss) to Net Cash
(Used in) Provided by Operating Activities:
Amortization	219	3,761	867	8,305
Impairment Loss on Investment in Project Partnerships	-	183,299	-	221,243
Discount on Investment in Securities	-	(1,519)	-	(768)
Equity in (Income) Loss of Project Partnerships	-	(707)	11,312	45,239
Gain on Sale of Project Partnerships	(301,008)	(43,425)	-	-
Distribution Income	(26,604)	(15,147)	(16,978)	(12,397)
Changes in Operating Assets and Liabilities:
Decrease in Interest Receivable	-	2,577	-	966
Decrease in Receivable - Other	-	696	-	-
Increase in Payable to General Partners	72,207	54,294	99,885	100,818
Net Cash (Used in) Provided by Operating Activities	(77,835)	(121,832)	3,724	(96,886)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	30,604	21,166	19,519	12,868
Net Proceeds from Sale of Project Partnerships	301,008	43,425	23,000	-
Redemption of Investment Securities	-	200,000	-	75,000
Purchase of Investment Securities	-	(160,337)	-	(80,169)
Net Cash Provided by Investing Activities	331,612	104,254	42,519	7,699

Cash Flows from Financing Activities:
Distributions Paid to Limited Partners	(295,530)	(43,347)	-	(67,964)
Net Cash Used in Financing Activities	(295,530)	(43,347)	-	(67,964)

(Decrease) Increase in Cash and Cash Equivalents	(41,753)	(60,925)	46,243	(157,151)
Cash and Cash Equivalents at Beginning of Year	246,867	162,586	185,918	252,598

Cash and Cash Equivalents at End of Period	$ 205,114	$ 101,661	$ 232,161	$ 95,447

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Unaudited)

	SERIES 9		SERIES 10
	2009	2008	2009	2008
Cash Flows from Operating Activities:
Net Loss	$ (96,284)	$ (361,854)	$ (85,847)	$ (559,030)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization	2,244	7,533	501	15,686
Impairment Loss on Investment in Project Partnerships	-	173,523	-	478,793
Accreted Interest Income on Investment in Securities	-	(2,172)	(2,113)	(3,855)
Discount on Investment in Securities	-	(308)	-	(472)
Equity in Loss (Income) of Project Partnerships	301	72,322	19,223	(1,770)
Distribution Income	(14,812)	(4,545)	(3,944)	(5,075)
Changes in Operating Assets and Liabilities:
Decrease in Interest Receivable	-	1,288	-	644
Increase in Payable to General Partners	53,493	32,948	35,947	22,546
Net Cash Used in Operating Activities	(55,058)	(81,265)	(36,233)	(52,533)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	16,592	7,128	14,094	14,193
Net Proceeds from Sale of Project Partnerships	10,000	-	10,000	-
Redemption of Investment Securities	-	100,000	-	50,000
Purchase of Investment Securities	-	(34,641)	-	(49,487)
Net Cash Provided by Investing Activities	26,592	72,487	24,094	14,706

Decrease in Cash and Cash Equivalents	(28,466)	(8,778)	(12,139)	(37,827)
Cash and Cash Equivalents at Beginning of Year	124,326	64,247	121,062	79,049

Cash and Cash Equivalents at End of Period	$ 95,860	$ 55,469	$ 108,923	$ 41,222

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Unaudited)

	SERIES 11		TOTAL SERIES 7 - 11
	2009	2008	2009	2008
Cash Flows from Operating Activities:
Net Loss	$ (159,301)	$ (370,840)	$ (255,443)	$ (2,057,677)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization	9,389	21,735	13,220	57,020
Impairment Loss on Investment in Project Partnerships	-	190,666	-	1,247,524
Accreted Interest Income on Investment in Securities	(2,407)	(4,517)	(4,520)	(10,544)
Discount on Investment in Securities	-	(1,242)	-	(4,309)
Equity in Loss of Project Partnerships	93,719	102,603	124,555	217,687
Gain on Sale of Project Partnerships	-	-	(301,008)	(43,425)
Distribution Income	(3,582)	(2,182)	(65,920)	(39,346)
Changes in Operating Assets and Liabilities:
Decrease in Interest Receivable	-	1,610	-	7,085
Decrease in Receivable - Other	-	-	-	696
Increase in Payable to General Partners	18,327	21,339	279,859	231,945
Net Cash Used in Operating Activities	(43,855)	(40,828)	(209,257)	(393,344)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	5,082	4,667	85,891	60,022
Net Proceeds from Sale of Project Partnerships	-	-	344,008	43,425
Redemption of Investment Securities	-	125,000	-	550,000
Purchase of Investment Securities	-	(129,655)	-	(454,289)
Net Cash Provided by Investing Activities	5,082	12	429,899	199,158

Cash Flows from Financing Activities:
Distributions Paid to Limited Partners	-	-	(295,530)	(111,311)
Net Cash Used in Financing Activities	-	-	(295,530)	(111,311)

Decrease in Cash and Cash Equivalents	(38,773)	(40,816)	(74,888)	(305,497)
Cash and Cash Equivalents at Beginning of Year	204,816	81,179	882,989	639,659

Cash and Cash Equivalents at End of Period	$ 166,043	$ 40,363	$ 808,101	$ 334,162

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Unaudited)

NOTE 1 - ORGANIZATION:

Gateway Tax Credit Fund III Ltd. (“Gateway”), a Florida Limited Partnership, was formed October 17, 1991 under the laws of Florida.  Gateway offered its limited partnership interests in Series (“Series”).  The first Series for Gateway is Series 7.  Operations commenced on July 16, 1992 for Series 7, January 4, 1993 for Series 8, September 30, 1993 for Series 9, January 21, 1994 for Series 10 and April 29, 1994 for Series 11.  Each Series invests, as a limited partner, in other limited partnerships (“Project Partnerships”), each of which owns and operates apartment complexes eligible for Low-Income Housing Tax Credits (“Tax Credits”), provided for in Section 42 of the Internal Revenue Code of 1986.  Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the limited partnership agreement (the “Agreement”).  As of December 31, 2009, Gateway had received capital contributions of $1,000 from the General Partners and $36,799,000 from the investor Limited Partners.

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

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss.  As part of its analysis, Gateway has historically considered the residual value of the Project Partnerships as one key component of its estimate of future cash flows.  During the quarter ended December 31, 2008, as a direct result of the deterioration that occurred within the United States financial markets and more specifically, its negative impact on the Tax Credit market, Gateway concluded that any residual value of the Project Partnerships given the Tax Credit market conditions could not be practicably determined.  As a result, Gateway eliminated estimates of residual value of the Project Partnerships from the recoverability portion of its impairment analysis.  Accordingly, in the quarter ended December 31, 2008, impairment expense of $1,146,287 was recognized in the Statement of Operations, comprised of $157,405 in Series 7, $221,243 in Series 8, $173,523 in Series 9, $403,450 in Series 10, and $190,666 in Series 11.  Impairment expense for the year ended March 31, 2009 totaled $1,340,110, comprised of $183,299 in Series 7, $221,243 in Series 8, $180,400 in Series 9, $506,918 in Series 10, and $248,250 in Series 11.  Refer to Note 5 – Investments in Project Partnerships for further details regarding the components of the Investments in Project Partnerships balance.  Gateway is continuing to execute its process of disposition of its interest in Project Partnerships that have reached the end of their Tax Credit compliance period, refer to Note 6 – Summary of Disposition Activities for the most recent update of those on-going activities.  No impairment expense was recognized during the nine-month period ended December 31, 2009.  Impairment expense for the nine months ended December 31, 2008 totaled $1,247,524, comprised of $183,299 in Series 7, $221,243 in Series 8, $173,523 in Series 9, $478,793 in Series 10, and $190,666 in Series 11.

Gateway, as a limited partner in the Project Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance and continued eligibility of Tax Credits.  If the cost of operating a property exceeds the rental income earned thereon, Gateway may deem it in its best interest to voluntarily provide funds in order to protect its investment.  However, Gateway does not guarantee any of the mortgages or other debt of the Project Partnerships.  No such funding to Project Partnerships occurred during each of the nine-month periods ended December 31, 2009 and 2008.

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

Income Taxes

No provision for income taxes has been made in these financial statements, as income taxes are a liability of the partners rather than of Gateway.  Gateway files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  Gateway is no longer subject to U.S. federal examination by tax authorities for years prior to calendar year 2006.  The income tax returns subject to state examination by tax authorities are generally consistent with the federal period.

State Tax Withholding

Certain state tax jurisdictions impose a capital gains tax on the taxable gains associated with the sale of investments in partnerships.  As General Partner of Gateway, it is Gateway’s obligation to calculate and withhold the applicable state taxes that are payable by the Partners of Gateway when Project Partnerships are sold or otherwise disposed by Gateway.  In most cases, the state taxes are due regardless if proceeds are received from the sale of Project Partnerships.  Therefore, Gateway has estimated the withholding taxes payable and the amount is included in Distribution Payable on the Balance Sheet.

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

Gateway holds variable interests in 118 VIEs, which consist of Project Partnerships, of which Gateway is not the primary beneficiary.  Five of Gateway’s Project Partnership investments have been determined not to be VIEs.  Gateway’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to Gateway’s capital contributions to and receivables from those VIEs, which is $24,008,145.  Gateway may be subject to additional losses to the extent of any financial support that Gateway voluntarily provides to those Project Partnerships in the future.

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

NOTE 3 - INVESTMENT IN SECURITIES:

The December 31, 2009 Balance Sheet includes U.S. Treasury Security Strips at cost, plus accreted interest income of $27,296 for Series 10 and $30,271 for Series 11.  The March 31, 2009 Balance Sheet includes U.S. Treasury Security Strips at cost, plus accreted interest income of $25,183 for Series 10 and $27,864 for Series 11.  The U.S. Treasury Security Strips are commonly held in a brokerage account maintained at Raymond James and Associates, Inc., an affiliate of the General Partners.  A separate accounting is maintained for each Series’ share of any investments.

	Series 10		Series 11
	December 31, 2009	March 31, 2009	December 31, 2009	March 31, 2009
Amortized Cost	$ 40,217	$ 38,104	$ 43,640	$ 41,233
Gross Unrealized (Loss) Gain	(221)	1,730	356	2,584

Fair Value	$ 39,996	$ 39,834	$ 43,996	$ 43,817

Total Series 10 - 11
	December 31, 2009	March 31, 2009
Amortized Cost	$ 83,857	$ 79,337
Gross Unrealized Gain	135	4,314

Fair Value	$ 83,992	$ 83,651

As of December 31, 2009, the cost and accreted interest of debt securities by contractual maturities is as follows:

	Series 10	Series 11	Total
Due within 1 year	$ 40,217	$ 43,640	$ 83,857
After 1 year through 5 years	-	-	-
Total Amount Carried on Balance Sheet	$ 40,217	$ 43,640	$ 83,857

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

NOTE 4 - RELATED PARTY TRANSACTIONS (Continued):

For the nine months ended December 31, 2009 and 2008, the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

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

	2009	2008
Series 7	$ 52,026	$ 61,295
Series 8	64,335	64,716
Series 9	36,441	36,630
Series 10	25,068	25,188
Series 11	21,093	21,264
Total	$ 198,963	$ 209,093

General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis.  This expense is included in the Statements of Operations.

	2009	2008
Series 7	$ 67,446	$ 88,029
Series 8	-	98,757
Series 9	50,385	56,432
Series 10	31,392	35,270
Series 11	25,324	28,216
Total	$ 174,547	$ 306,704

NOTE 5 – INVESTMENTS IN PROJECT PARTNERSHIPS:

As of December 31, 2009, Gateway had acquired a 99% interest in the profits, losses, and Tax Credits as a limited partner in Project Partnerships (Series 7 - 30, Series 8 - 42, and Series 9 - 24) which own and operate government assisted multi-family housing complexes.  Cash flows from operations are allocated according to each Project Partnership agreement.  Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

	SERIES 7		SERIES 8		SERIES 9
	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,
	2009	2009	2009	2009	2009	2009
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$ 5,721,083	$ 6,861,114	$ 7,400,711	$ 7,400,711	$ 4,914,116	$ 4,914,116

Loan receivable from Project Partnerships	-	-	24,220	24,220	-	-

Cumulative equity in losses of Project
Partnerships (1) (2)	(5,194,990)	(6,402,875)	(7,352,151)	(7,340,840)	(4,566,385)	(4,566,084)

Cumulative distributions received from
Project Partnerships	(216,295)	(252,589)	(190,367)	(187,825)	(170,765)	(168,985)

Investment in Project Partnerships before
Adjustment	309,798	205,650	(117,587)	(103,734)	176,966	179,047

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	573,481	703,733	536,715	536,715	244,087	244,087
Accumulated amortization of acquisition
fees and expenses	(246,634)	(268,518)	(166,252)	(165,385)	(107,765)	(105,521)

Reserve for Impairment of Investment in
Project Partnerships	(552,557)	(552,557)	(252,589)	(252,589)	(307,932)	(307,932)

Investments in Project Partnerships	$ 84,088	$ 88,308	$ 287	$ 15,007	$ 5,356	$ 9,681

(1) In accordance with Gateway's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $5,309,332 in Series 7, $8,274,156 in Series 8, and $3,287,034 in Series 9 for the period ended December 31, 2009; and cumulative suspended losses of $5,704,356 in Series 7, $7,564,293 in Series 8, and $2,844,368 in Series 9 for the year ended March 31, 2009 are not included.

(2) In accordance with Gateway's accounting policy to apply equity in losses of Project Partnerships to receivables from Project Partnerships, $24,220 in losses are included in Series 8 as of December 31, 2009 and March 31, 2009.  (See discussion in Note 2 - Significant Accounting Policies.)

NOTE 5 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

As of December 31, 2009, Gateway had acquired a 99% interest in the profits, losses, and Tax Credits as a limited partner in Project Partnerships (Series 10 - 15 and Series 11 - 12) which own and operate government assisted multi-family housing complexes.  Cash flows from operations are allocated according to each Project Partnership agreement.  Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

	SERIES 10		SERIES 11		TOTAL SERIES 7 - 11
	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,
	2009	2009	2009	2009	2009	2009
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$ 3,914,672	$ 3,914,672	$ 4,128,042	$ 4,128,042	$ 26,078,624	$ 27,218,655

Loan receivable from Project Partnerships	-	-	-	-	24,220	24,220

Cumulative equity in losses of Project
Partnerships (1)	(2,526,030)	(2,506,807)	(1,921,266)	(1,827,547)	(21,560,822)	(22,644,153)

Cumulative distributions received from
Project Partnerships	(239,991)	(229,841)	(196,394)	(194,894)	(1,013,812)	(1,034,134)

Investment in Project Partnerships before
Adjustment	1,148,651	1,178,024	2,010,382	2,105,601	3,528,210	3,564,588

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	196,738	196,738	290,335	290,335	1,841,356	1,971,608
Accumulated amortization of acquisition
fees and expenses	(152,929)	(152,428)	(219,862)	(210,473)	(893,442)	(902,325)

Reserve for Impairment of Investment in
Project Partnerships	(1,085,926)	(1,085,926)	(1,648,978)	(1,648,978)	(3,847,982)	(3,847,982)

Investments in Project Partnerships	$ 106,534	$ 136,408	$ 431,877	$ 536,485	$ 628,142	$ 785,889

(1) In accordance with Gateway's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $848,457 in Series 10 and $1,338,996 in Series 11 for the period ended December 31, 2009; and cumulative suspended losses of $660,430 in Series 10 and $1,231,664 in Series 11 for the year ended March 31, 2009 are not included.

NOTE 5 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway’s policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 7 and Series 8 as of September 30 and the respective summarized statements of operations for the nine months ended September 30 of each year:

	SERIES 7		SERIES 8 (1)
	2009	2008	2009	2008
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 3,657,899	$ 4,924,546	$ 4,745,962	$ 4,726,966
Investment properties, net	16,319,613	20,739,161	22,745,223	24,071,468
Other assets	32,935	22,535	335,717	307,004
Total assets	$ 20,010,447	$ 25,686,242	$ 27,826,902	$ 29,105,438

Liabilities and Partners' Deficit:
Current liabilities	$ 746,803	$ 824,092	$ 1,438,787	$ 1,570,652
Long-term debt	24,666,597	30,700,844	35,579,018	35,854,400
Total liabilities	25,413,400	31,524,936	37,017,805	37,425,052

Partners' deficit
Limited Partner	(5,143,290)	(5,434,990)	(8,422,794)	(7,615,127)
General Partners	(259,663)	(403,704)	(768,109)	(704,487)
Total partners' deficit	(5,402,953)	(5,838,694)	(9,190,903)	(8,319,614)

Total liabilities and partners' deficit	$ 20,010,447	$ 25,686,242	$ 27,826,902	$ 29,105,438

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 2,977,595	$ 3,591,392	$ 4,149,000	$ 4,056,111
Expenses:
Operating expenses	2,412,447	2,519,353	3,205,102	3,213,272
Interest expense	387,565	490,088	551,292	575,791
Depreciation and amortization	751,169	962,452	1,123,804	1,116,489

Total expenses	3,551,181	3,971,893	4,880,198	4,905,552

Net loss	$ (573,586)	$ (380,501)	$ (731,198)	$ (849,441)

Other partners' share of net loss	$ (1,224)	$ (3,805)	$ (10,023)	$ (11,218)

Gateway's share of net loss	$ (572,362)	$ (376,696)	$ (721,175)	$ (838,223)
Suspended losses	572,362	377,403	709,863	792,984

Equity in Income (Loss) of Project Partnerships	$ -	$ 707	$ (11,312)	$ (45,239)

NOTE 5 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

(1)    As discussed in Note 4, an affiliate of the General Partner (Value Partners, Inc.) is the operating general partner in one of the Project Partnerships included in Series 8 above (Logan Heights).  The Logan Heights Project Partnership is not consolidated in Gateway’s financial statements as Gateway’s investment in Logan Heights is accounted for under the equity method.  The information below is included for related party disclosure purposes.  The Project Partnership’s financial information for the periods ending September 2009 and September 2008 is as follows:

	September 2009	September 2008
Total Assets	$ 438,462	$ 486,093
Total Liabilities	803,920	809,698
Gateway Deficit	(333,155)	(291,720)
Other Partner's Deficit	(32,303)	(31,885)
Total Revenue	93,012	86,151
Net Loss	$ (41,218)	$ (19,910)

NOTE 5 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway’s policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 9 and Series 10 as of September 30 and the respective summarized statements of operations for the nine months ended September 30 of each year:

	SERIES 9		SERIES 10
	2009	2008	2009	2008
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 2,360,620	$ 2,439,986	$ 2,178,747	$ 2,166,482
Investment properties, net	13,837,720	14,570,885	10,847,568	11,251,037
Other assets	45,889	50,426	28,718	20,578
Total assets	$ 16,244,229	$ 17,061,297	$ 13,055,033	$ 13,438,097

Liabilities and Partners' Equity (Deficit):
Current liabilities	$ 421,171	$ 478,090	$ 429,177	$ 430,866
Long-term debt	19,445,872	19,584,456	12,824,266	12,931,615
Total liabilities	19,867,043	20,062,546	13,253,443	13,362,481

Partners' equity (deficit)
Limited Partner	(3,181,934)	(2,595,966)	298,624	534,959
General Partners	(440,880)	(405,283)	(497,034)	(459,343)
Total partners' equity (deficit)	(3,622,814)	(3,001,249)	(198,410)	75,616

Total liabilities and partners' equity (deficit)	$ 16,244,229	$ 17,061,297	$ 13,055,033	$ 13,438,097

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 2,192,329	$ 2,129,679	$ 1,462,951	$ 1,475,579
Expenses:
Operating expenses	1,750,158	1,651,433	1,140,884	1,103,057
Interest expense	296,080	302,572	162,135	166,482
Depreciation and amortization	592,980	588,017	364,958	359,554

Total expenses	2,639,218	2,542,022	1,667,977	1,629,093

Net loss	$ (446,889)	$ (412,343)	$ (205,026)	$ (153,514)

Other partners' share of net (loss) income	$ (3,922)	$ (4,123)	$ 2,224	$ (3,639)

Gateway's share of net loss	$ (442,967)	$ (408,220)	$ (207,250)	$ (149,875)
Suspended losses	442,666	335,898	188,027	151,645

Equity in (Loss) Income of Project Partnerships	$ (301)	$ (72,322)	$ (19,223)	$ 1,770

NOTE 5 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway’s policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 11 and Total Series 7 - 11 as of September 30 and the respective summarized statements of operations for the nine months ended September 30 of each year:

	SERIES 11		TOTAL SERIES 7 - 11
	2009	2008	2009	2008
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 1,240,468	$ 1,236,176	$ 14,183,696	$ 15,494,156
Investment properties, net	9,169,170	9,514,690	72,919,294	80,147,241
Other assets	297,854	274,783	741,113	675,326
Total assets	$ 10,707,492	$ 11,025,649	$ 87,844,103	$ 96,316,723

Liabilities and Partners' Equity (Deficit):
Current liabilities	$ 490,754	$ 393,023	$ 3,526,692	$ 3,696,723
Long-term debt	9,916,521	10,035,475	102,432,274	109,106,790
Total liabilities	10,407,275	10,428,498	105,958,966	112,803,513

Partners' equity (deficit)
Limited Partner	696,633	955,016	(15,752,761)	(14,156,108)
General Partners	(396,416)	(357,865)	(2,362,102)	(2,330,682)
Total partners' equity (deficit)	300,217	597,151	(18,114,863)	(16,486,790)

Total liabilities and partners' equity (deficit)	$ 10,707,492	$ 11,025,649	$ 87,844,103	$ 96,316,723

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 1,368,621	$ 1,330,562	$ 12,150,496	$ 12,583,323
Expenses:
Operating expenses	1,022,046	1,001,486	9,530,637	9,488,601
Interest expense	159,746	159,495	1,556,818	1,694,428
Depreciation and amortization	392,611	397,273	3,225,522	3,423,785

Total expenses	1,574,403	1,558,254	14,312,977	14,606,814

Net loss	$ (205,782)	$ (227,692)	$ (2,162,481)	$ (2,023,491)

Other partners' share of net loss	$ (4,732)	$ (6,808)	$ (17,677)	$ (29,593)

Gateway's share of net loss	$ (201,050)	$ (220,884)	$ (2,144,804)	$ (1,993,898)
Suspended losses	107,331	118,281	2,020,249	1,776,211

Equity in Loss of Project Partnerships	$ (93,719)	$ (102,603)	$ (124,555)	$ (217,687)

NOTE 6 – SUMMARY OF DISPOSITION ACTIVITIES:

Gateway at one time held investments in 133 Project Partnerships (39 in Series 7, 43 in Series 8, 24 in Series 9, 15 in Series 10, and 12 in Series 11).  As of December 31, 2009, Gateway has sold its interest in 10 Project Partnerships (9 in Series 7 and 1 in Series 8).  A summary of the sale transactions for the Project Partnerships disposed during the current fiscal year-to-date and the previous fiscal year are summarized below:

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
$ 349

Gateway recognized an additional gain on sale of Project Partnerships in the amount of $349 resulting from the true-up of certain legal and other sale transaction closing expenses arising from a Project Partnership sale transaction which closed in the prior fiscal year.  This amount, less the applicable state tax withholding, will be distributed to the Series 8 Limited Partners in a subsequent quarter.

NOTE 7 – SIGNIFICANT EQUITY INVESTEES:

Certain Project Partnerships constitute 20% or more of assets, equity or income (loss) from continuing operations of the respective Series in which they are held (“Significant Project Partnerships”).  In accordance with Gateway’s policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized results of operations as of September 30, 2009 for each Significant Project Partnership:

Series 7
Cardinal Apartments
Rental and other income	$ 68,489
Gross profit	24,695
Net income	$ 4,558

Series 10
Stigler Properties
Rental and other income	$ 69,337
Gross profit	27,382
Net income	$ 5,521

Series 11
	Creekstone Apartments, L.P.	Magnolia Place Apartments, L.P.
Rental and other income	$ 168,205	$ 108,791
Gross profit	7,078	28,606
Net loss	$ (44,909)	$ (3,056)

NOTE 8 – NONRECURRING FAIR VALUE MEASUREMENTS:

Gateway is required to disclose assets and liabilities measured at fair value and the method used to determine fair value.  The methods are categorized by level.  These levels are:  (Level 1) – inputs are based upon unadjusted quoted prices for identical instruments traded in active markets, (Level 2) – inputs are based upon quoted prices for similar instruments in active markets or can be corroborated by observable market data for substantially the full term of the assets or liabilities, or (Level 3) – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

Gateway measures certain assets, including Investments in Project Partnerships, at fair value on a nonrecurring basis.  Refer to Basis of Accounting section within Note 2 – Significant Accounting Polices for discussion of impairment.  The table below sets out the balances for those assets required to be measured at fair value on a nonrecurring basis and the associated losses recognized as a result of fair value changes during the nine-month period ended December 31, 2009:

Investments in Project Partnerships, Net	December 31, 2009	Level 1	Level 2	Level 3	Total Losses
Series 7	$ 84,088	$ -	$ -	$ 84,088	$ -
Series 8	287	-	-	287	-
Series 9	5,356	-	-	5,356	-
Series 10	106,534	-	-	106,534	-
Series 11	431,877	-	-	431,877	-
Total	$ 628,142	$ -	$ -	$ 628,142	$ -

NOTE 9 – SUBSEQUENT EVENTS:

Gateway reviewed and evaluated events from the period ended December 31, 2009 through the date the financial statements were issued, February 12, 2010, and concluded that no other subsequent events have occurred that require recognition in the financial statements.

Series 8

Subsequent to the December 31, 2009 quarter-end, Gateway sold its partnership interest in South Brenchley Limited Partnership and Cimmaron Station Limited Partnership.  Gateway received approximately $23,000 in net proceeds (approximately $2.30 per limited partnership unit) from these sale transactions.  Available proceeds, less the applicable state tax withholding, will be distributed to the Series 8 Limited Partners in a subsequent quarter.  The net proceeds were received in December 2009.  In accordance with GAAP, although the net proceeds from these sale transactions were received on or prior to December 31, 2009, the gain on the sale of these assets of $23,000 and the related distribution payable ($2.30 per limited partnership unit) will be recognized in the Statement of Operations when all conditions for a sale of real estate have been met.  All conditions for recognition of the gain on sale of these Project Partnerships were met after December 31, 2009.  Gateway’s financial statements reflect the net proceeds in the Deferred Gain on Sale of Project Partnerships on the Balance Sheet as of December 31, 2009.

Series 9

Subsequent to the December 31, 2009 quarter-end, Gateway sold its partnership interest in Mountain Glen Limited Partnership.  Gateway received approximately $10,000 in net proceeds (approximately $1.60 per limited partnership unit) from this sale transaction.  Available proceeds, less the applicable state tax withholding, will be distributed to the Series 9 Limited Partners in a subsequent quarter.  The net proceeds were received in December 2009.  In accordance with GAAP, although the net proceeds from this sale transaction were received on or prior to December 31, 2009, the gain on the sale of this asset of $10,000 and the related distribution payable ($1.60 per limited partnership unit) will be recognized in the Statement of Operations when all conditions for a sale of real estate have been met.  All conditions for recognition of the gain on sale of this Project Partnership were met after December 31, 2009.  Gateway’s financial statements reflect the net proceeds in the Deferred Gain on Sale of Project Partnerships on the Balance Sheet as of December 31, 2009.

Series 10

Subsequent to the December 31, 2009 quarter-end, Gateway sold its partnership interest in Redstone Limited Partnership.  Gateway received approximately $10,000 in net proceeds (approximately $1.98 per limited partnership unit) from this sale transaction.  Available proceeds, less the applicable state tax withholding, will be distributed to the Series 10 Limited Partners in a subsequent quarter.  The net proceeds were received in December 2009.  In accordance with GAAP, although the net proceeds from this sale transaction were received on or prior to December 31, 2009, the gain on the sale of this asset of $10,000 and the related distribution payable ($1.98 per limited partnership unit) will be recognized in the Statement of Operations when all conditions for a sale of real estate have been met.  All conditions for recognition of the gain on sale of this Project Partnership were met after December 31, 2009.  Gateway’s financial statements reflect the net proceeds in the Deferred Gain on Sale of Project Partnerships on the Balance Sheet as of December 31, 2009.

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

Results of Operations

As more fully detailed in the Exit Strategy discussion included within this MD&A, all of the Project Partnerships have delivered their Tax Credits to Gateway and the Tax Credit compliance period has expired for 125 of the Project Partnerships initially held.  Gateway is in the process of selling or disposing of its interests in Project Partnerships that have reached the end of their Tax Credit compliance period.  Net proceeds received from the sales are in turn distributed to the Limited Partners.  Once all Project Partnership interests have been sold or otherwise disposed of, Gateway will be liquidated.  The target date for liquidation of Gateway is on or before December 31, 2012, although there is no certainty, and it may not even be considered likely at this time, that all the activities necessary to occur as of such date will have transpired.

Distribution income arises from any cash distributions received from Project Partnerships which have a zero investment balance for financial reporting purposes.  Distribution income increased $26,574 from $39,346 for the nine months ended December 31, 2008 to $65,920 for the nine months ended December 31, 2009.  The increase in distribution income is a result of fewer Project Partnerships with investment balances coupled with an increase of gross distributions received from Project Partnerships.  The number of Project Partnerships with an investment balance decreased from 32 as of December 31, 2008 to 13 Project Partnerships as of December 31, 2009.  The gross distributions received from Project Partnerships increased from $60,022 for the nine-month period ended December 31, 2008 to $85,891 for the same period ended in 2009.

Total expenses of Gateway were $502,405 for the nine months ended December 31, 2009, a decrease of $1,448,069 as compared to the nine months ended December 31, 2008 total expenses of $1,950,474.  The decrease results primarily from decreases in 1) asset management fees and general and administrative expenses – General Partner due to sales of Project Partnerships (Gateway ceases accruing Asset Management Fees and General and Administrative expenses – General Partner for sold Project Partnerships) along with the cessation of accruals for general and administrative expenses – General Partner in Series 8 beginning in fiscal year 2010, 2) amortization expense (resulting from the suspension of amortization due to Project Partnership investment balances reaching zero or the acquisition fees and expense being fully amortized), and 3) impairment losses on Project Partnerships.  Impairment expense is a non-cash charge that reflects a potential decline in the carrying value of Gateway’s interest in Project Partnerships.  Historically, Gateway has considered the residual value of the Project Partnerships as one key component of its estimate of the present value of Gateway’s interest in any of its Project Partnerships.  During the quarter ended December 31, 2008, as a direct result of the deterioration that occurred within the United States financial markets and more specifically, its negative impact on the Tax Credit market, Gateway concluded that any residual value of the Project Partnerships given the Tax Credit market conditions could not be practicably determined.  As a result, in the quarter ended December 31, 2008 Gateway eliminated estimates of residual value of the Project Partnerships from the recoverability portion of its impairment analysis.  Resultantly, non-cash impairment expense for that quarter was incurred.  No impairment expense was recognized during the nine-month period ended December 31, 2009.

Equity in Loss of Project Partnerships decreased $93,132 from $217,687 for the nine months ended December 31, 2008 to $124,555 for the nine months ended December 31, 2009 because of a decrease in the losses from Project Partnerships with positive investment balances.  Because Gateway utilizes the equity method of accounting to account for its investment in Project Partnerships, income or losses from Project Partnerships with a zero investment balance are not recognized in the Statement of Operations.  For the nine months ended September 30, 2009 (Project Partnership financial information is on a three-month lag), Gateway’s share of the net loss was $2,144,804, of which $2,020,249 was suspended.  For the nine months ended September 30, 2008, Gateway’s share of the net loss was $1,993,898, of which $1,776,211 was suspended.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Gain on Sale of Project Partnerships increased $257,583 from $43,425 for the nine months ended December 31, 2008 to $301,008 for the nine months ended December 31, 2009.  As more fully discussed within this MD&A, five Project Partnership investments were sold during the first three quarters of fiscal year 2010 as compared to the first three quarters of fiscal year 2009 when four Project Partnership investments were sold.  The amount of the gain or loss from the sale of a Project Partnership and the period in which it is recognized on the Statement of Operations is dependent upon the specifics related to each sale or disposition transaction.  Refer to the discussion of each Project Partnership sold in the Exit Strategy section within this MD&A.

Interest income decreased $23,124 from $27,713 for the nine months ended December 31, 2008 to $4,589 for the nine months ended December 31, 2009.  The change in interest income results primarily from the fluctuation of interest rates on short-term investments over this period along with the maturation of several investments in securities over the same period.  Investments in Securities decreased $499,386 from $583,243 as of December 31, 2008 to $83,857 as of December 31, 2009 from the redemption of U.S. Treasury Notes in January 2009 and the redemption of U.S. Treasury Security Strips in February 2009, and the reinvestment of these funds into cash and cash equivalents.  Interest income is generally one source of funds available to pay administrative costs of Gateway.

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

The sources of funds to pay the expenses of Gateway are cash and cash equivalents and short-term investments which are generally comprised of U.S. Treasury Security Strips along with the interest earnings thereon, and cash distributed to the Series from the operations of the Project Partnerships.  Due to the rent limitations applicable to the Project Partnerships as a result of their qualifying for Tax Credits, Gateway does not expect there to be a significant increases in future rental income of the Project Partnerships.  Therefore, cash distributions from the operations of the Project Partnerships are not expected to increase.  However, operational factors of the Project Partnerships and the timing of distributions contribute to fluctuations of distributions from period to period and year to year.  Management believes these sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

In total, Gateway reported a net loss of $255,443 from operations for the nine months ended December 31, 2009.  Cash and Cash Equivalents decreased by $74,888 and Investments in Securities increased by $4,520.  Of the Cash and Cash Equivalents on hand as of December 31, 2009 and March 31, 2009, $5,940 and $463 are payable to certain Series’ Limited Partners arising from the sale of Project Partnerships.  Distributions either have occurred or will occur to those certain Limited Partners in a subsequent quarter, less the applicable state tax withholding.  After consideration of these sales proceeds, Cash and Cash Equivalents and Investments in Securities decreased $75,845 as compared to the prior year-end balances.

The financial performance of each respective Series is summarized as follows:

Series 7 - Gateway closed this series on October 16, 1992 after receiving $10,395,000 from 635 Limited Partner investors.  Equity in Income of Project Partnerships decreased to $0 for the nine months ended December 31, 2009 from $707 for the nine months ended December 31, 2008.  For the nine months ended September 30, 2009 and 2008, the Project Partnerships generated a loss of $573,586 and $380,501 on Rental and other income of $2,977,595 and $3,591,392, respectively.  Gateway’s share of the Project Partnerships’ net loss for the nine months ended September 30. 2009 and 2008 was $572,362 and $376,696, of which $572,362 and $377,403 were suspended, respectively.  The suspended losses for the nine months ended September 30, 2008 of $377,403 exceed Gateway’s share of the total net loss of $376,696 because certain Project Partnerships with investment balances generated net income of $707.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $751,169 and $962,452 for the nine months ended September 30, 2009 and 2008, respectively.)  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

At December 31, 2009, the Series had $205,114 of short-term investments (Cash and Cash Equivalents).  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had net income of $177,351 for the nine months ended December 31, 2009.  However, after considering the changes in operating assets and liabilities, net cash used in operating activities was $77,835.  Cash provided by investing activities totaled $331,612 consisting of $30,604 in cash distributions from the Project Partnerships and $301,008 in net proceeds from the Sale of Project Partnerships (refer to the Exit Strategy section within this MD&A for more detailed discussion of these sales of Project Partnerships).  Cash used in financing activities consists of distributions paid to Limited Partners totaling $295,530.

Series 8 - Gateway closed this Series on June 28, 1993 after receiving $9,980,000 from 664 Limited Partner investors.  Equity in Loss of Project Partnerships decreased $33,927 from $45,239 for the nine months ended December 31, 2008 to $11,312 for the nine months ended December 31, 2009.  For the nine months ended September 30, 2009 and 2008, the Project Partnerships generated a loss of $731,198 and $849,441 on Rental and other income of $4,149,000 and $4,056,111, respectively.  Gateway’s share of the Project Partnerships’ net loss for the nine months ended September 30, 2009 and 2008 was $721,175 and $838,223, of which $709,863 and $792,984 were suspended, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $1,123,804 and $1,116,489 for the nine months ended September 30, 2009 and 2008, respectively).  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At December 31, 2009, the Series had $232,161 of short-term investments (Cash and Cash Equivalents).  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $91,362 for the nine months ended December 31, 2009.  However, after considering the Equity in Loss of Project Partnerships of $11,312 and the changes in operating assets and liabilities, net cash provided by operating activities was $3,724.  Cash provided by investing activities totaled $42,519 consisting of $19,519 in cash distributions from the Project Partnerships and $23,000 in net proceeds from the Sale of Project Partnerships (refer to the Exit Strategy section within this MD&A for more detailed discussion of these sales of Project Partnerships).

Series 9 - Gateway closed this Series on September 30, 1993 after receiving $6,254,000 from 406 Limited Partner investors.  Equity in Loss of Project Partnerships decreased $72,021 from $72,322 for the nine months ended December 31, 2008 to $301 for the nine months ended December 31, 2009.  For the nine months ended September 30, 2009 and 2008, the Project Partnerships generated a loss of $446,889 and $412,343 on Rental and other income of $2,192,329 and $2,129,679, respectively.  Gateway’s share of the Project Partnerships’ net loss for the nine months ended September 30, 2009 and 2008 was $442,967 and $408,220, of which $442,666 and $335,898 were suspended, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $592,980 and $588,017 for the nine months ended September 30, 2009 and 2008, respectively.)  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At December 31, 2009, the Series had $95,860 of short-term investments (Cash and Cash Equivalents).  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $96,284 for the nine months ended December 31, 2009.  However, after considering the Equity in Loss of Project Partnerships of $301 and the changes in operating assets and liabilities, net cash used in operating activities was $55,058.  Cash provided by investing activities totaled $26,592 consisting of $16,592 in cash distributions from the Project Partnerships and $10,000 in net proceeds from the Sale of Project Partnerships (refer to the Exit Strategy section within this MD&A for more detailed discussion of this sale of Project Partnership).

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Series 10 - Gateway closed this Series on January 21, 1994 after receiving $5,043,000 from 325 Limited Partner investors.  Equity in (Loss) Income of Project Partnerships decreased $20,993 from income of $1,770 for the nine months ended December 31, 2008 to a loss of $19,223 for the nine months ended December 31, 2009.  For the nine months ended September 30, 2009 and 2008, the Project Partnerships generated a loss of $205,026 and $153,514 on Rental and other income of $1,462,951 and $1,475,579, respectively.  Gateway’s share of the Project Partnerships’ net loss for the nine months ended September 30, 2009 and 2008 was $207,250 and $149,875, of which $188,027 and $151,645 were suspended, respectively.  The suspended losses for the nine months ended September 30, 2008 of $151,645 exceed Gateway’s share of the total net loss of $149,875 because certain Project Partnerships with investment balances generated net income of $1,770.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $364,958 and $359,554 for the nine months ended September 30, 2009 and 2008, respectively.)  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At December 31, 2009, the Series had $108,923 of short-term investments (Cash and Cash Equivalents).  Series 10 also had $40,217 in U.S. Treasury securities with annual maturities providing $40,000 in the current fiscal year.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $85,847 for the nine months ended December 31, 2009.  However, after considering the Equity in Loss of Project Partnerships of $19,223 and the changes in operating assets and liabilities, net cash used in operating activities was $36,233.  Cash provided by investing activities totaled $24,094 consisting of $14,094 in cash distributions from the Project Partnerships and $10,000 in net proceeds from the Sale of Project Partnerships (refer to the Exit Strategy section within this MD&A for more detailed discussion of this sale of Project Partnership).

Series 11 - Gateway closed this Series on April 29, 1994 after receiving $5,127,000 from 330 Limited Partner investors.  Equity in Loss of Project Partnerships decreased $8,884 from $102,603 for the nine months ended December 31, 2008 to $93,719 for the nine months ended December 31, 2009.  For the nine months ended September 30, 2009 and 2008, the Project Partnerships generated a loss of $205,782 and $227,692 on Rental and other income of $1,368,621 and $1,330,562, respectively.  Gateway’s share of the Project Partnerships’ net loss for the nine months ended September 30, 2009 and 2008 was $201,050 and $220,884, of which $107,331 and $118,281 were suspended, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $392,611 and $397,273 for the nine months ended September 30, 2009 and 2008, respectively.)  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At December 31, 2009, the Series had $166,043 of short-term investments (Cash and Cash Equivalents).  Series 11 also had $43,640 in U.S. Treasury securities with annual maturities providing $44,000 in the current fiscal year.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $159,301 for the nine months ended December 31, 2009.  However, after considering the Equity in Loss of Project Partnerships of $93,719 and the changes in operating assets and liabilities, net cash used in operating activities was $43,855.  Cash provided by investing activities consists of cash distributions from the Project Partnerships totaling $5,082.

Critical Accounting Estimates

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss.  No impairment expense was recognized during the nine-month period ended December 31, 2009.  Impairment expense for the nine months ended December 31, 2008 totaled $1,247,524, comprised of $183,299 in Series 7, $221,243 in Series 8, $173,523 in Series 9, $478,793 in Series 10, and $190,666 in Series 11.

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

Because Gateway is a pass-through entity and is not required to pay income taxes, the changes to ASC 740 do not currently have any impact on its financial statements.  On December 30, 2008, the FASB issued further guidance regarding ASC 740 which deferred the effective date of the Accounting for Income Tax Changes for nonpublic enterprises included within the scope of the revised guidance to the annual financial statements for fiscal years beginning after December 15, 2008.  The deferred effective date was intended to give the Board additional time to develop guidance on the application of the Accounting for Income Tax Changes by pass-through entities and not-for-profit organizations.  FASB also issued further guidance in September 2009 about the implementation on accounting for uncertainty in income taxes.  Gateway may modify its disclosures if the FASB’s guidance regarding application of the Accounting for Income Tax Changes to pass-through entities changes.

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

In June 2009, the FASB issued amendments to the consolidation guidance applicable to variable interest entities.  Upon adoption of the standards, Gateway will have reconsidered its previous ASC 810-10 conclusions regarding its investments in Project Partnerships.  These amendments are not effective for Gateway until its fiscal year ended March 31, 2011 and early adoption is prohibited.  Gateway has not yet determined the impact, if any, the amendments will have on its financial statements for the year-ended March 31, 2011.

In June 2009, the FASB issued, and Gateway has adopted, FASB ASC 855 – Subsequent Events.  The objective of this statement is to establish general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  See Note 9 for information resulting from the implementation of this new standard.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

As of December 31, 2009, Gateway holds a limited partner interest in 123 Project Partnerships which own and operate government assisted multi-family housing complexes.  Project investments by Series are as follows:  30 Project Partnerships for Series 7, 42 Project Partnerships for Series 8, 24 Project Partnerships for Series 9, 15 Project Partnerships for Series 10, and 12 Project Partnerships for Series 11.  Gateway at one time held investments in 133 Project Partnerships (39 in Series 7, 43 in Series 8, 24 in Series 9, 15 in Series 10, and 12 in Series 11).  As of December 31, 2009, only 8 of the Project Partnerships have yet to reach the end of their Tax Credit compliance period but will do so in the year ending December 31, 2010.  As of December 31, 2009, 10 of the Project Partnerships have been sold (9 in Series 7 and 1 in Series 8) and, in accordance with the Gateway partnership agreement, the entire net proceeds received from these sales either have been or will be distributed to the Limited Partners of the respective Series.  No Project Partnership interests were sold during the quarter-ended December 31, 2009, leaving the total number of Project Partnerships sold during the current fiscal year-to-date at 5 (all in Series 7).  A summary of the sale transactions for the Project Partnerships disposed during the current fiscal year-to-date and the previous fiscal year are summarized below:

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
$ 349

Gateway recognized an additional gain on sale of Project Partnerships in the amount of $349 resulting from the true-up of certain legal and other sale transaction closing expenses arising from a Project Partnership sale transaction which closed in the prior fiscal year.  This amount, less the applicable state tax withholding, will be distributed to the Series 8 Limited Partners in a subsequent quarter.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Status Update on Unsold Project Partnerships:

The following summarizes the most recent status of the sale/disposal process for the remaining Project Partnership investments held as of December 31, 2009:

Project Partnerships sold subsequent to December 31, 2009:

Series 8

South Brenchley Limited Partnership	Cimmaron Station Limited Partnership

Subsequent to the December 31, 2009 quarter-end, Gateway sold its partnership interest in South Brenchley Limited Partnership and Cimmaron Station Limited Partnership.  Gateway received approximately $23,000 in net proceeds (approximately $2.30 per limited partnership unit) from these sale transactions.  Available proceeds, less the applicable state tax withholding, will be distributed to the Series 8 Limited Partners in a subsequent quarter.  The net proceeds were received in December 2009.  In accordance with GAAP, although the net proceeds from these sale transactions were received on or prior to December 31, 2009, the gain on the sale of these assets of $23,000 and the related distribution payable ($2.30 per limited partnership unit) will be recognized in the Statement of Operations when all conditions for a sale of real estate have been met.  All conditions for recognition of the gain on sale of these Project Partnerships were met after December 31, 2009.  Gateway’s financial statements reflect the net proceeds in the Deferred Gain on Sale of Project Partnerships on the Balance Sheet as of December 31, 2009.

Series 9

Mountain Glen Limited Partnership

Subsequent to the December 31, 2009 quarter-end, Gateway sold its partnership interest in Mountain Glen Limited Partnership.  Gateway received approximately $10,000 in net proceeds (approximately $1.60 per limited partnership unit) from this sale transaction.  Available proceeds, less the applicable state tax withholding, will be distributed to the Series 9 Limited Partners in a subsequent quarter.  The net proceeds were received in December 2009.  In accordance with GAAP, although the net proceeds from this sale transaction were received on or prior to December 31, 2009, the gain on the sale of this asset of $10,000 and the related distribution payable ($1.60 per limited partnership unit) will be recognized in the Statement of Operations when all conditions for a sale of real estate have been met.  All conditions for recognition of the gain on sale of this Project Partnership were met after December 31, 2009.  Gateway’s financial statements reflect the net proceeds in the Deferred Gain on Sale of Project Partnerships on the Balance Sheet as of December 31, 2009.

Series 10

Redstone Limited Partnership

Subsequent to the December 31, 2009 quarter-end, Gateway sold its partnership interest in Redstone Limited Partnership.  Gateway received approximately $10,000 in net proceeds (approximately $1.98 per limited partnership unit) from this sale transaction.  Available proceeds, less the applicable state tax withholding, will be distributed to the Series 10 Limited Partners in a subsequent quarter.  The net proceeds were received in December 2009.  In accordance with GAAP, although the net proceeds from this sale transaction were received on or prior to December 31, 2009, the gain on the sale of this asset of $10,000 and the related distribution payable ($1.98 per limited partnership unit) will be recognized in the Statement of Operations when all conditions for a sale of real estate have been met.  All conditions for recognition of the gain on sale of this Project Partnership were met after December 31, 2009.  Gateway’s financial statements reflect the net proceeds in the Deferred Gain on Sale of Project Partnerships on the Balance Sheet as of December 31, 2009.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Gateway has approved the sale to the general partner of the Project Partnership or a third party:

Series 7

Mt. Vernon Rental Housing, L.P.	Meadow Run Apartments, LP
Lakeland II, LP	Blue Ridge Elderly Housing, Ltd., L.P.
Washington Apartments Limited Partnership	Horton Housing, L.P.
Atoka Properties	Coalgate Properties

These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amounts as approved by Gateway, should all the transactions close without modification, the estimated net proceeds to Gateway from the sales of these Project Partnerships are estimated to be $295,000, or $28.38 per limited partnership unit.  Sales proceeds would be available for distribution, less the applicable state tax withholding, to the Series 7 Limited Partners subsequent to the closing of these sales transactions which would most likely occur within the next two years.

Series 8

Logan Heights, Ltd.	Antlers Properties
Antlers Properties II	AAA Properties of Bentonville
Meadowview Properties Limited Partnership	Concordia Senior Housing, L.P.
Holdenville Properties	Kirksville Senior Apartments, Limited Partnership
Mountainburg Properties	Wetumka Properties

These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amounts as approved by Gateway, should all the transactions close without modification, the estimated net proceeds to Gateway from the sales of these Project Partnerships are estimated to be $635,000, or $63.63 per limited partnership unit.  Sales proceeds would be available for distribution, less the applicable state tax withholding, to the Series 8 Limited Partners subsequent to the closing of these sales transactions which would most likely occur within the next two years.

Series 9

Arbor Trace Apartments Phase I LP	Arbor Trace Apartments Phase II LP
Abernathy Properties	Boxwood Place Properties
Lamar Properties, L.P.	Stilwell Properties III
Jay Properties II

These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amounts as approved by Gateway, should all the transactions close without modification, the estimated net proceeds to Gateway from the sales of these Project Partnerships are estimated to be $350,000, or $55.96 per limited partnership unit.  Sales proceeds would be available for distribution, less the applicable state tax withholding, to the Series 9 Limited Partners subsequent to the closing of these sales transactions which would most likely occur within the next two years.

Series 10

Stigler Properties

This approval is subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amount as approved by Gateway, should the transaction close without modification, the estimated net proceeds to Gateway from the sale of this Project Partnership are estimated to be $54,000, or $10.71 per limited partnership unit.  Sales proceeds would be available for distribution, less the applicable state tax withholding, to the Series 10 Limited Partners subsequent to the closing of this sales transaction which would most likely occur within the next two years.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Gateway has consented to the general partner granting an option for either the general partner or a third-party to purchase either the Project Partnership Interest or Assets:

Series 7

Pioneer Apartments, an Arkansas Limited Partnership

Should this option be exercised, the estimated net sales proceeds to Gateway from the sales transaction are estimated to be $157,000, or $15.10 per limited partnership unit potentially available for distribution, less the applicable state tax withholding, to the Series 7 Limited Partners within the next two years.  This option to purchase could expire without being exercised which would result in no sales proceeds and remarketing of the Project Partnership, the results of which are undeterminable.

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

Under the supervision and with the participation of the Managing General Partner’s management, including the Chief Executive Officer and Chief Financial Officer, Gateway has evaluated the effectiveness of its disclosure controls and procedures applicable to each of the Series as well as to the total partnership pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures applicable to each of the Series as well as to the total partnership are effective.  There were no changes in Gateway’s internal control over financial reporting during the nine months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, Gateway’s internal control over financial reporting.

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

GATEWAY TAX CREDIT FUND III, LTD.
(A Florida Limited Partnership)
By: Raymond James Tax Credit Funds, Inc.
(the Managing General Partner)

Date: February 12, 2010	By:/s/ Ronald M. Diner
Ronald M. Diner
President

Date: February 12, 2010	By:/s/ Toni S. Matthews
Toni S. Matthews
Vice President and Chief Financial Officer