Form 10-K
period 2010-03-31
GATEWAY TAX CREDIT FUND III LTD
filed 2010-07-01
CIK 881716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

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

Title of Each Class
Units of Limited Partnership Interest

Number of Record Holders
Title of Class	as of March 31, 2010
Limited Partnership Interest	2,052
General Partner Interest	2

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES [ ]	NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES [ ]	NO [X]

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

Gateway is engaged in only one industry segment, to acquire limited partnership interests in unaffiliated limited partnerships (“Project Partnerships”), each of which owns and operates one or more apartment complexes eligible for Low-Income Housing Tax Credits (“Tax Credits”) under Section 42 of the Internal Revenue Code, received over a ten year period.  Subject to certain limitations, Tax Credits may be used by Gateway's investors to reduce their income tax liability generated from other income sources.  Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of its Limited Partnership Agreement.  As of March 31, 2010, Gateway received capital contributions of $1,000 from the General Partners and from the Limited Partners:  $10,395,000 in Series 7, $9,980,000 from Series 8, $6,254,000 from Series 9, $5,043,000 from Series 10 and $5,127,000 from Series 11.

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

Gateway initially held investments in 133 Project Partnerships.  As more fully described in Item 7 herein, Gateway is presently in the process of disposing of its interests in Project Partnerships which have reached the end of their fifteen-year Tax Credit compliance period.  As of March 31, 2010, 14 Project Partnerships once held by Gateway have been sold.  Project Partnership investments held by Series as of March 31, 2010 are as follows:  30 Project Partnerships for Series 7, 40 Project Partnerships for Series 8, 23 Project Partnerships for Series 9, 14 Project Partnerships for Series 10 and 12 Project Partnerships for Series 11.  Gateway acquired its interests in the Project Partnerships by becoming a limited partner in the Project Partnerships that own the properties.  As of March 31, 2010, the capital received for each Series was fully invested in Project Partnerships and management plans no new Project Partnership acquisitions.

The primary source of funds from the inception of each Series has been the capital contributions from Limited Partner investors.  Gateway’s operating costs are funded using the reserves established for this purpose, the interest earned on these reserves and distributions received from Project Partnerships.  Gateway has also received proceeds from the sale of Project Partnerships and made corresponding cash distributions to Limited Partners.

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

Item 1.  Business (Continued)

Gateway's goal is to invest in a diversified portfolio of Project Partnerships located in rural and suburban locations with a high demand for low income housing.  As of March 31, 2010, each Series' investor capital contributions were successfully invested in Project Partnerships which met the investment criteria.  The Tax Credits have been provided to Gateway’s investors and the fifteen year Tax Credit compliance period has expired for most of the Project Partnerships (see further information in the Exit Strategy discussion below).  Gateway is now in the process of disposing of its remaining interests and distributing proceeds from those sales to the Limited Partners.  Gateway’s objective is to sell Gateway’s interests in Project Partnerships which have exited the Tax Credit compliance period for fair market value and ultimately, liquidate the Project Partnerships and in turn liquidate Gateway.

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

Of the original 133 Project Partnership investments, 125 Project Partnerships have reached the end of their Tax Credit compliance period as of December 31, 2009 and the 8 Project Partnerships that have yet to reach the end of the Tax Credit compliance period will do so in the year ending December 31, 2010.  As of March 31, 2010, 14 of the Project Partnership investments have been sold and, in accordance with the Gateway partnership agreement, the entire net proceeds received from these sales either have been or will be distributed to the Limited Partners of those Series.  On a cumulative basis as of March 31, 2010, $338,877 of net sales proceeds representing $32.60 per Limited Partner unit in Series 7 and $67,964 of net sales proceeds representing $6.81 per Limited Partner unit in Series 8 have been distributed to the Limited Partners of the respective Series.

Item 1A.  Risk Factors

The General Partners do not believe the Project Partnerships are subject to the risks generally associated with conventionally financed nonsubsidized apartment properties.  Risks related to the operations of Gateway are described in detail on pages 29 through 38 of the Prospectus, as supplemented, contained in the Registration Statement, File No. 33-44238 (“Prospectus”), under the Caption “Risk Factors” which is incorporated herein by reference.

Gateway, as a limited partner in the Project Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance and continued eligibility of Tax Credits.  If the cost of operating a property exceeds the rental income earned thereon, Gateway may deem it in its best interest to voluntarily provide funds in order to protect its investment.  No such contributions have been made during fiscal year 2010, 2009 or 2008.

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

There is no assurance that investors will receive any cash distributions from the sale or disposal of a Project Partnership. The price at which a Project Partnership is sold may not be sufficient to pay the mortgage and other expenses which must be paid at such time.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Gateway holds an interest in properties through its limited partnership investments in Project Partnerships.  The largest single net investment as of March 31, 2010 in a Project Partnership for each respective Series is:  Series 7, one Project Partnership investment constitutes 28.6% of the Series' total assets, Series 10, one Project Partnership investment constitutes 22.4% of the Series’ total assets, and Series 11, one Project Partnership constitutes 25.9% of the Series’ total assets (the net investment for book purposes is zero for each Project Partnership in Series 8 and Series 9).  The following table provides certain summary information regarding the Project Partnerships in which Gateway held an interest as of December 31, 2009 (the Project Partnerships’ financial information contained herein is reported on a 3-month lag):

SERIES 7
PARTNERSHIP	LOCATION OF PROPERTY	# OF UNITS	DATE ACQUIRED	PROPERTY COST	OCCUPANCY RATE

Nottingham	Pisgah, AL	18	6/92	790,969	100%
Washington	Bloomfield, NE	24	9/92	993,827	75%
BrookStone	McCaysville, GA	40	9/92	1,465,231	98%
N. Irvine	Irvine, KY	24	9/92	1,038,563	96%
Horton	Horton, KS	24	9/92	932,540	79%
Manchester	Manchester, GA	42	9/92	1,474,516	100%
Waynesboro	Waynesboro, GA	24	9/92	819,270	100%
Lakeland II	Lakeland, GA	30	9/92	1,009,647	97%
Mt. Vernon	Mt. Vernon, GA	24	9/92	900,526	75%
Meadow Run	Dawson, GA	48	9/92	1,744,840	98%
Warm Springs	Warm Springs, GA	22	9/92	822,692	95%
Blue Ridge	Blue Ridge, GA	41	9/92	1,339,143	98%
Pioneer	Mountain View, AR	48	9/92	1,531,280	100%
Dilley	Dilley, TX	28	9/92	890,965	100%
Elsa	Elsa, TX	40	9/92	1,342,015	100%
Leander	Leander, TX	36	9/92	1,186,753	100%
Louisa Sr.	Louisa, KY	36	9/92	1,451,921	100%
Orchard Commons	Crab Orchard, KY	12	9/92	450,887	100%
Vardaman	Vardaman, MS	24	9/92	929,282	92%
Heritage Park	Paze, AZ	32	9/92	1,656,880	100%
BrooksHollow	Jasper, GA	40	9/92	1,482,789	98%
Cavalry Crossing	Ft. Scott, KS	40	9/92	1,903,195	95%
Carson City	Carson City, KS	24	11/92	979,092	83%
Matteson	Capa, KS	24	11/92	967,320	79%
Pembroke	Pembroke, KY	16	12/92	588,717	94%
Robynwood	Cynthiana, KY	24	12/92	962,677	96%
Atoka	Atoka, OK	24	1/93	835,334	100%
Coalgate	Coalgate, OK	24	1/93	828,505	100%
Hill Creek	West Blocton, AL	24	11/93	1,008,947	96%
Cardinal	Mountain Home, AR	32	11/93	785,240	91%

Total Series 7		889		$ 33,113,563

The average effective rental income per unit for the year ended December 31, 2009 is $4,361 per year ($363 per month).

Item 2 - Properties (Continued)

SERIES 8
PARTNERSHIP	LOCATION OF PROPERTY	# OF UNITS	DATE ACQUIRED	PROPERTY COST	OCCUPANCY RATE

Purdy	Purdy, MO	16	12/92	641,882	88%
Galena	Galena, KS	24	12/92	864,229	100%
Antlers 2	Antlers, OK	24	1/93	787,859	100%
Holdenville	Holdenville, OK	24	1/93	892,598	96%
Wetumka	Wetumka, OK	24	1/93	812,853	58%
Mariners Cove	Marine City, MI	32	1/93	1,136,726	88%
Mariners Cove Sr.	Marine City, MI	24	1/93	1,039,783	100%
Antlers	Antlers, OK	36	3/93	1,321,039	89%
Bentonville	Bentonville, AR	24	3/93	758,489	92%
Deerpoint	Elgin, AL	24	3/93	948,824	88%
Aurora	Aurora, MO	28	3/93	977,152	89%
Baxter	Baxter Springs, KS	16	4/93	622,917	100%
Arbor Gate	Bridgeport, AL	24	5/93	959,891	75%
Timber Ridge	Collinsville, AL	24	5/93	957,300	79%
Concordia Sr.	Concordia, KS	24	5/93	826,389	88%
Mountainburg	Mountainburg, AR	24	6/93	883,990	100%
Lincoln	Pierre, SD	25	5/93	1,187,005	96%
Fox Ridge	Russellville, AL	24	6/93	909,110	88%
Meadow View	Bridgeport, NE	16	6/93	751,302	81%
Sheridan	Auburn, NE	16	6/93	828,983	100%
Grand Isle	Grand Isle, ME	16	6/93	1,212,833	88%
Meadowview	Van Buren, AR	29	8/93	994,717	100%
Taylor	Taylor, TX	44	9/93	1,530,463	100%
Brookwood	Gainesboro, TN	44	9/93	1,817,627	98%
Pleasant Valley	Lynchburg, TN	33	9/93	1,422,746	97%
Reelfoot	Ridgely, TN	20	9/93	828,993	95%
River Rest	Newport, TN	34	9/93	1,459,819	97%
Kirksville	Kirksville, MO	24	9/93	831,492	100%
Kenton	Kenton, OH	46	9/93	1,781,759	87%
Lovingston	Lovingston, VA	64	9/93	2,841,268	97%
Pontotoc	Pontotoc, MS	36	10/93	1,359,366	100%
Hustonville	Hustonville, KY	16	10/93	722,785	94%
Northpoint	Jackson, KY	24	10/93	1,133,365	100%
Brooks Field	Louisville, GA	32	10/93	1,176,740	100%
Brooks Lane	Clayton, GA	36	10/93	1,377,993	100%
Brooks Point	Dahlonega, GA	41	10/93	1,658,964	98%
Brooks Run	Jasper, GA	24	10/93	941,628	100%
Logan Heights	Russellville, KY	24	11/93	957,380	88%
Lakeshore 2	Tuskegee, AL	36	12/93	1,473,068	89%
Cottondale	Cottondale, FL	25	1/94	948,319	96%

Total Series 8		1,121		$ 44,579,646

The average effective rental income per unit for the year ended December 31, 2009 is $4,553 per year ($379 per month).

Item 2 - Properties (Continued)

SERIES 9
PARTNERSHIP	LOCATION OF PROPERTY	# OF UNITS	DATE ACQUIRED	PROPERTY COST	OCCUPANCY RATE

Jay	Jay, OK	24	9/93	810,597	100%
Boxwood	Lexington, TX	24	9/93	770,939	100%
Stilwell 3	Stilwell, OK	16	9/93	587,132	56%
Arbor Trace	Lake Park, GA	24	11/93	918,358	100%
Arbor Trace 2	Lake Park, GA	42	11/93	1,806,434	90%
Omega	Omega, GA	36	11/93	1,407,304	89%
Cornell 2	Watertown, SD	24	11/93	1,270,021	96%
Elm Creek	Pierre, SD	24	11/93	1,349,078	83%
Marionville	Marionville, MO	20	11/93	791,717	100%
Lamar	Lamar, AR	24	12/93	904,325	75%
Centreville	Centreville, AL	24	12/93	1,001,108	100%
Skyview	Troy, AL	36	12/93	1,456,364	94%
Sycamore	Coffeyville, KS	40	12/93	1,860,916	95%
Bradford	Cumberland, KY	24	12/93	1,026,848	100%
Cedar Lane	London, KY	24	12/93	963,841	100%
Stanton	Stanton, KY	24	12/93	959,149	100%
Abernathy	Abernathy, TX	24	1/94	781,898	83%
Pembroke	Pembroke, KY	24	1/94	950,827	92%
Meadowview	Greenville, AL	24	2/94	1,170,447	88%
Town Branch	Mt. Vernon, KY	24	12/93	937,356	100%
Fox Run	Ragland, AL	24	3/94	978,195	100%
Maple Street	Emporium, PA	32	3/94	1,715,881	100%
Manchester	Manchester, GA	18	5/94	735,449	100%

Total Series 9		600		$ 25,154,184

The average effective rental income per unit for the year ended December 31, 2009 is $4,447 per year ($371 per month).

Item 2 - Properties (Continued)

SERIES 10
PARTNERSHIP	LOCATION OF PROPERTY	# OF UNITS	DATE ACQUIRED	PROPERTY COST	OCCUPANCY RATE

Albany	Albany, KY	24	1/94	1,013,806	100%
Oak Terrace	Bonifay, FL	18	1/94	663,278	100%
Wellshill	West Liberty, KY	32	1/94	1,282,246	100%
Applegate	Florence, AL	36	2/94	1,873,008	100%
Heatherwood	Alexander, AL	36	2/94	1,661,886	100%
Peachtree	Gaffney, SC	28	3/94	1,217,381	96%
Donna	Donna, TX	50	1/94	1,777,573	100%
Wellsville	Wellsville, NY	24	2/94	1,487,949	100%
Tecumseh	Tecumseh, NE	24	4/94	1,186,197	63%
Clay City	Clay City, KY	24	5/94	1,100,354	96%
Irvine West	Irvine, KY	24	5/94	1,134,037	100%
New Castle	New Castle, KY	24	5/94	1,053,900	96%
Stigler	Stigler, OK	20	7/94	754,056	100%
Courtyard	Huron, SD	21	8/94	811,230	95%

Total Series 10		385		$ 17,016,901

The average effective rental income per unit for the year ended December 31, 2009 is $4,471 per year ($373 per month).

SERIES 11
PARTNERSHIP	LOCATION OF PROPERTY	# OF UNITS	DATE ACQUIRED	PROPERTY COST	OCCUPANCY RATE

Homestead	Pinetop, AZ	32	9/94	1,846,395	100%
Mountain Oak	Collinsville, AL	24	9/94	894,455	75%
Eloy	Eloy, AZ	24	11/94	1,088,412	96%
Gila Bend	Gila Bend, AZ	36	11/94	1,583,442	81%
Creekstone	Dallas, GA	40	12/94	2,008,604	93%
Tifton	Tifton, GA	36	12/94	1,706,886	97%
Cass Towne	Cartersville, GA	10	12/94	359,614	80%
Warsaw	Warsaw, VA	56	12/94	3,482,202	100%
Royston	Royston, GA	25	12/94	934,609	100%
Red Bud	Mokane, MO	8	12/94	302,699	75%
Cardinal	Mountain Home, AR	32	12/94	512,292	91%
Parsons	Parsons, KS	38	12/94	1,430,526	87%

Total Series 11		361		$ 16,150,136

The average effective rental income per unit for the year ended December 31, 2009 is $4,947 per year ($412 per month).

Item 2 - Properties (Continued)

A summary of the book value of the fixed assets of the Project Partnerships as of December 31, 2009, 2008 and 2007 is as follows:

	12/31/2009
	SERIES 7	SERIES 8	SERIES 9
Land	$1,331,869	$1,841,988	$1,076,159
Land Improvements	185,259	449,688	266,148
Buildings	30,482,220	39,998,985	22,826,427
Furniture and Fixtures	1,107,081	2,288,985	985,450
Construction in Process	7,134	0	0

Properties, at Cost	33,113,563	44,579,646	25,154,184
Less: Accum Depr.	16,929,623	23,197,112	11,869,777

Properties, Net	$16,183,940	$21,382,534	$13,284,407

	SERIES 10	SERIES 11	TOTAL
Land	$641,025	$599,197	$5,490,238
Land Improvements	148,044	22,242	1,071,381
Buildings	15,602,386	14,793,221	123,703,239
Furniture and Fixtures	625,446	735,475	5,742,437
Construction in Process	0	0	7,134

Properties, at Cost	17,016,901	16,150,135	136,014,429
Less: Accum Depr.	6,629,121	7,119,194	65,744,827

Properties, Net	$10,387,780	$9,030,941	$70,269,602

	12/31/2008
	SERIES 7	SERIES 8	SERIES 9
Land	$1,656,669	$1,947,646	$1,099,659
Land Improvements	169,924	425,619	234,276
Buildings	37,305,480	42,332,059	23,763,784
Furniture and Fixtures	1,607,149	2,440,596	1,048,730
Construction in Process	7,134	0	0

Properties, at Cost	40,746,356	47,145,920	26,146,449
Less: Accum Depr.	20,275,065	23,298,320	11,745,765

Properties, Net	$20,471,291	$23,847,600	$14,400,684

	SERIES 10	SERIES 11	TOTAL
Land	$648,625	$599,197	$5,951,796
Land Improvements	145,644	22,242	997,705
Buildings	16,569,411	14,716,563	134,687,297
Furniture and Fixtures	711,717	696,059	6,504,251
Construction in Process	0	0	7,134

Properties, at Cost	18,075,397	16,034,061	148,148,183
Less: Accum Depr.	6,862,997	6,598,452	68,780,599

Properties, Net	$11,212,400	$9,435,609	$79,367,584

Item 2 - Properties (Continued)

	12/31/2007
	SERIES 7	SERIES 8	SERIES 9
Land	$1,756,669	$1,947,646	$1,099,659
Land Improvements	299,050	423,554	230,418
Buildings	42,429,742	42,154,871	23,761,563
Furniture and Fixtures	2,090,121	2,322,456	1,005,879
Construction in Process	7,134	0	0

Properties, at Cost	46,582,716	46,848,527	26,097,519
Less: Accum Depr.	21,787,463	21,803,677	10,955,123

Properties, Net	$24,795,253	$25,044,850	$15,142,396

	SERIES 10	SERIES 11	TOTAL
Land	$648,625	$599,197	$6,051,796
Land Improvements	119,284	22,242	1,094,548
Buildings	16,565,186	14,702,954	139,614,316
Furniture and Fixtures	638,397	654,026	6,710,879
Construction in Process	0	0	7,134

Properties, at Cost	17,971,492	15,978,419	153,478,673
Less: Accum Depr.	6,378,478	6,078,106	67,002,847

Properties, Net	$11,593,014	$9,900,313	$86,475,826

Item 3.  Legal Proceedings

Gateway is not a party to any material pending legal proceedings.

Item 4.  (Removed and Reserved)

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

(b) Approximate Number of Equity Security Holders:

Number of Record Holders
Title of Class	as of March 31, 2010
Limited Partnership Interest	2,052
General Partner Interest	2

Item 6.  Selected Financial Data

FOR THE YEARS ENDED MARCH 31,
SERIES 7	2010	2009	2008	2007	2006
Total Revenues	$ 31,189	$ 26,416	$ 36,085	$ 27,050	$ 21,470
Net Income (Loss)	142,985	(349,081)	(345,647)	(366,648)	(467,796)
Equity in Income (Loss) of Project Partnerships	-	707	(28,789)	(78,519)	(92,380)
Total Assets	293,719	335,175	650,076	906,324	1,186,879
Investments In Project Partnerships	84,017	88,308	284,147	442,787	641,745

Per Weighted Average
Limited Partnership Unit: (A)
Tax Credits	.00	.00	.00	.96	8.05
Portfolio Income	3.52	7.40	10.02	8.15	6.16
Passive Loss	(100.74)	(104.98)	(94.93)	(98.00)	(100.77)
Net Income (Loss)	8.32	(37.38)	(32.92)	(34.92)	(44.55)
Distributions Paid	28.43	4.17	-	-	-

FOR THE YEARS ENDED MARCH 31,
SERIES 8	2010	2009	2008	2007	2006
Total Revenues	$ 23,800	$ 18,335	$ 29,379	$ 15,890	$ 16,963
Net Loss	(91,802)	(517,416)	(251,652)	(240,629)	(216,489)
Equity in Loss of Project Partnerships	(2,631)	(45,239)	(54,012)	(15,683)	(29,928)
Total Assets	238,988	200,925	625,123	741,918	893,391
Investments In Project Partnerships	-	15,007	296,532	377,733	415,344

Per Weighted Average
Limited Partnership Unit: (A)
Tax Credits	.00	.00	.00	1.55	16.92
Portfolio Income	4.11	8.70	12.04	10.68	7.30
Passive Loss	(113.31)	(131.63)	(110.05)	(110.42)	(110.88)
Net Loss	(11.39)	(51.36)	(31.71)	(23.87)	(21.48)
Distributions Paid	-	6.81	-	-	-

Item 6.  Selected Financial Data (Continued)

FOR THE YEARS ENDED MARCH 31,
SERIES 9	2010	2009	2008	2007	2006
Total Revenues	$ 15,862	$ 10,038	$ 8,514	$ 6,166	$ 4,437
Net Loss	(120,481)	(416,956)	(242,723)	(248,128)	(341,082)
Equity in Loss of Project Partnerships	(4,909)	(87,688)	(100,405)	(117,893)	(101,726)
Total Assets	96,912	134,007	502,778	694,273	893,314
Investments In Project Partnerships	-	9,681	292,761	412,287	550,442

Per Weighted Average
Limited Partnership Unit: (A)
Tax Credits	.00	.00	.00	.00	6.34
Portfolio Income	1.84	6.02	8.73	7.40	5.41
Passive Loss	(131.15)	(130.99)	(112.02)	(103.96)	(90.51)
Net Loss	(20.65)	(66.00)	(38.42)	(39.28)	(53.99)

FOR THE YEARS ENDED MARCH 31,
SERIES 10	2010	2009	2008	2007	2006
Total Revenues	$ 8,658	$ 12,302	$ 2,129	$ 2,563	$ 2,561
Net Loss	(100,294)	(609,675)	(561,574)	(261,712)	(355,932)
Equity in (Loss) Income of Project Partnerships	(28,325)	796	(75,336)	(113,347)	(111,553)
Total Assets	250,905	295,574	872,011	1,398,676	1,626,672
Investments In Project Partnerships	97,267	136,408	672,563	1,159,544	1,360,959

Per Weighted Average
Limited Partnership Unit: (A)
Tax Credits	.00	.00	.00	.00	9.58
Portfolio Income	2.97	6.24	9.28	8.75	7.55
Passive Loss	(98.97)	(89.39)	(79.58)	(91.68)	(90.73)
Net Loss	(21.65)	(119.69)	(110.24)	(51.38)	(69.87)

FOR THE YEARS ENDED MARCH 31,
SERIES 11	2010	2009	2008	2007	2006
Total Revenues	$ 4,207	$ 2,182	$ 2,782	$ 3,382	$ 3,382
Net Loss	(188,280)	(468,075)	(628,777)	(470,714)	(776,165)
Equity in Loss of Project Partnerships	(80,592)	(115,651)	(74,752)	(32,981)	(96,562)
Total Assets	621,840	782,534	1,220,597	1,821,412	2,271,082
Investments In Project Partnerships	411,872	536,485	935,152	1,505,978	1,926,349

Per Weighted Average
Limited Partnership Unit: (A)
Tax Credits	.00	.00	.00	8.57	110.21
Portfolio Income	2.49	5.61	7.55	6.61	5.75
Passive Loss	(69.47)	(71.57)	(67.19)	(56.12)	(52.47)
Net Loss	(36.36)	(90.38)	(121.41)	(90.89)	(149.87)

FOR THE YEARS ENDED MARCH 31,
TOTAL SERIES 7 - 11	2010	2009	2008	2007	2006
Total Revenues	$ 83,716	$ 69,273	$ 78,889	$ 55,051	$ 48,813
Net Loss	(357,872)	(2,361,203)	(2,030,373)	(1,587,831)	(2,157,464)
Equity in Loss of Project Partnerships	(116,457)	(247,075)	(333,294)	(358,423)	(432,149)
Total Assets	1,502,364	1,748,215	3,870,585	5,562,603	6,871,338
Investments In Project Partnerships	593,156	785,889	2,481,155	3,898,239	4,894,839

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

Distribution income arises from any cash distributions received from Project Partnerships which have a zero investment balance for financial reporting purposes.  Distribution income increased 21% in fiscal year 2010 to $83,716, an increase of $14,443 from the fiscal year 2009 distribution income of $69,273, which represented a $9,616 or 12% decrease as compared to distribution income of $78,889 in fiscal year 2008.  The increase in distribution income for the year ended March 31, 2010 is a result of fewer Project Partnerships with investment balances coupled with an increase of gross distributions received from Project Partnerships.  The number of Project Partnerships with an investment balance decreased from 14 as of March 31, 2009 to 9 as of March 31, 2010.  The gross distributions received from Project Partnerships increased from $101,326 for the year ended March 31, 2009 to $114,268 for the year ended March 31, 2010.  The decrease in distribution income for the year ended March 31, 2009 is a result of a reduction in distribution payments to Gateway by the Project Partnerships.

Gateway has no direct employees.  The General Partners have full and exclusive discretion in management and control of Gateway.  Total expenses of Gateway were $673,401 for the fiscal year ended March 31, 2010, a decrease of $1,583,833 as compared to the fiscal year 2009 total expenses of $2,257,234, which represented a $335,745 increase in total expenses as compared to the fiscal year 2008 amount of $1,921,489.  Impairment expense represents a significant component of total expenses in fiscal year 2009 and 2008.  Impairment expense is a non-cash charge that reflects a potential decline in the carrying value of Gateway’s interest in Project Partnerships.  Historically, Gateway has considered the residual value of the Project Partnerships as one key component of its estimate of the present value of Gateway’s interest in any of its Project Partnerships.  During the quarter ended December 31, 2008, as a direct result of the deterioration that occurred within the United States financial markets and more specifically, its negative impact on the Tax Credit market, Gateway concluded that any residual value of the Project Partnerships given the Tax Credit market conditions could not be practicably determined.  As a result, in the quarter ended December 31, 2008 Gateway eliminated estimates of residual value of the Project Partnerships from the recoverability portion of its impairment analysis.  During fiscal years 2010, 2009 and 2008, impairment expense was recorded in the aggregate amount of $28,099, $1,340,110 and $962,003, respectively.  Net of this impairment expense, expenses of Gateway decreased $271,822, or 30% in fiscal year 2010 versus fiscal year 2009.  The decrease in fiscal year 2010 results primarily from decreases in 1) asset management fees and general and administrative expenses – General Partner due to sales of Project Partnerships (Gateway ceases accruing Asset Management Fees and General and Administrative Expenses – General Partner for sold Project Partnerships) along with the cessation of accruals for general and administrative expenses – General Partner in Series 8 (beginning in fiscal year 2010) and Series 7, 9 and 10 (beginning in March 2010); and 2) amortization expense (resulting from the suspension of amortization due to Project Partnership investment balances reaching zero or the acquisition fees and expense being fully amortized).  The fiscal year 2009 expense represented a $42,362, or 4%, decrease from the fiscal year 2008 amount of $959,486 (net of impairment expense).

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

For the year ended March 31, 2010, Equity in Loss of  Project Partnerships totaled $116,457 which represents a $130,618 decrease as compared to the Equity in Loss of Project Partnerships for the year ended March 31, 2009 of $247,075.  For the year ended March 31, 2008, Equity in Loss of Project Partnerships totaled $333,294.  Equity in Loss of Project Partnerships decreased for the year ended March 31, 2010 as compared to the year ended March 31, 2009 because of a decrease in the losses from Project Partnerships with positive investment balances.  Because Gateway utilizes the equity method of accounting for its Project Partnerships, income or losses from Project Partnerships with a zero investment balance are not recognized in the Statement of Operations.  For the year ended December 31, 2009 (Project Partnership financial information is reported on a three-month lag), Gateway’s share of the net loss was $2,478,314, of which $2,361,857 was suspended.  For the year ended December 31, 2008, Gateway’s share of the net loss was $2,548,187, of which $2,301,112 was suspended.  For the year ended December 31, 2007, Gateway’s share of the net loss was $2,016,916, of which $1,683,622 was suspended.  Typically, it is customary in the low-income housing Tax Credit industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  As the Project Partnership investments mature and the Investments in Project Partnership balances decrease over time, the losses from Project Partnerships recorded by Gateway decrease.

In fiscal year 2010, the Gain on Sale of Project Partnerships amounted to $343,518, an increase of $299,744 over the fiscal year 2009 amount of $43,774, which in turn was a decrease of $24,226 from the fiscal year 2008 Gain on Sale of Project Partnerships amount of $68,000.  As more fully discussed herein, nine Project Partnership investments were sold during fiscal year 2010 as compared to four in fiscal year 2009 and one in fiscal year 2008.  The amount of the gain or loss from the sale of a Project Partnership and the year in which it is recognized on the Statement of Operations is dependent upon the specifics related to each sale or disposition transaction.  Refer to the discussion of each Project Partnerships sold in the Exit Strategy section within this MD&A.

Interest income for the year ended March 31, 2010 of $4,752 represents a decrease of $25,307 or 84%, as compared to fiscal year 2009.  Interest income in fiscal year 2009 of $30,059 was a decrease of $47,462 or 61% as compared to the fiscal year 2008 interest income of $77,521.  The changes in interest income over the prior two fiscal years result primarily from the fluctuation of interest rates on short-term investments over that period, along with the maturation of several investments in securities over the same period.  Investments in Securities decreased to $0 as of March 31, 2010 from $79,337 as of March 31, 2009 as a result of the redemption of U.S. Treasury Security Strips in February 2010 and the reinvestment of these funds into cash and cash equivalents.  Investments in Securities as of March 31, 2009 decreased $669,738 from $749,075 as of March 31, 2008 as a result of the redemption of U.S. Treasury Notes in June 2008, the redemption of U.S. Security Strips in February 2009 and the reinvestment of these funds into cash and cash equivalents.  Interest income is generally one source of funds available to pay administrative costs of Gateway.

Liquidity and Capital Resources

The capital resources of each Series are used to pay General and Administrative operating costs including personnel, supplies, data processing, travel, legal and accounting associated with the administration and monitoring of Gateway and the Project Partnerships.  The capital resources are also used to pay the Asset Management Fee due the Managing General Partner, but only to the extent that Gateway's remaining resources are sufficient to fund Gateway's ongoing needs.  (Payment of any Asset Management Fee unpaid at the time Gateway sells its interests in the Project Partnerships is subordinated to the Limited Partners’ return of their original capital contribution).

The sources of funds to pay the expenses of Gateway are cash and cash equivalents and the interest earnings thereon, and cash distributed to the Series from the operations of the Project Partnerships.  Due to the rent limitations applicable to the Project Partnerships as a result of their qualifying for Low-Income Housing Tax Credits, Gateway does not expect there to be a significant increase in future rental income of the Project Partnerships.  Therefore, cash distributions from the operations of the Project Partnerships are not expected to increase on a per project basis.  However, operational factors of the Project Partnerships and the timing of distributions contribute to fluctuations of distributions from year to year.  Management believes these sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

In total, Gateway reported a net loss of $357,872 from operations for the year ended March 31, 2010.  Cash and Cash Equivalents increased by $26,219 and Investments in Securities decreased by $79,337 (due to the maturation of Gateway’s remaining U.S. Treasury investments during fiscal year 2010).  Of the Cash and Cash Equivalents on hand as of March 31, 2010, $48,451 is payable to certain Series’ Limited Partners arising from the sale of Project Partnerships.  After consideration of these sales proceeds, Cash and Cash Equivalents and Investments in Securities decreased $101,106 as compared to the prior year-end balances.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The financial performance of each respective Series is summarized as follows:

Series 7 - Gateway closed this series on October 16, 1992 after receiving $10,395,000 from 635 Limited Partner investors.  As of March 31, 2010, the Series had invested $5,721,083 in 30 Project Partnerships located in 10 states containing 889 apartment units.  Average occupancy of the Project Partnerships was 95% at December 31, 2009.

Equity in Income (Loss) of Project Partnerships decreased to $0 in fiscal year 2010 from income of $707 for fiscal year 2009.  The fiscal year 2009 income was a $29,496 increase from the fiscal year 2008 loss of $28,789.  As presented in Note 5, the Project Partnerships generated a loss for the years ended December 31, 2009, 2008 and 2007 of $695,025, $597,535 and $569,021 on Rental and other income of $5,284,523, $6,397,144 and $7,209,575, respectively.  Gateway’s share of the Project Partnerships’ net loss for the years ended December 31, 2009, 2008 and 2007 was $701,101, $617,777 and $592,531, of which $701,101, $618,484 and $563,742 were suspended, respectively.  If not suspended, these losses would have reduced the Investments in Project Partnerships below zero.  The suspended losses for the year ended December 31, 2008 of $618,484 exceed Gateway’s share of the total net loss of $617,777 because certain Project Partnerships with investment balances generated net income of $707.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $1,008,239, $1,277,049 and $1,495,597 for the years ended December 31, 2009, 2008 and 2007, respectively).  As a result, management expects that this Series, as well as the Series described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes.  Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  There was no impairment expense for the fiscal year ended March 31, 2010.  For the fiscal years ended March 31, 2009 and 2008, impairment expense of $183,299 and $99,867 were recognized, respectively.  Overall management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At March 31, 2010, the Series had $209,702 of short-term investments (Cash and Cash Equivalents).  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had net income of $142,985 for the year ended March 31, 2010.  However, after considering the changes in operating assets and liabilities, net cash used in operating activities was $77,342.  Cash provided by investing activities totaled $335,707 consisting of $35,189 in cash distributions from the Project Partnerships and $300,518 in net proceeds from the Sale of Project Partnerships (refer to the Exit Strategy section within this MD&A for more detailed discussion of these sales of Project Partnerships).  Cash used in financing activities consists of distributions paid to Limited Partners totaling $295,530.

Series 8 - Gateway closed this Series on June 28, 1993 after receiving $9,980,000 from 664 Limited Partner investors.  As of March 31, 2010, the Series had invested $6,941,449 in 40 Project Partnerships located in 17 states containing 1,121 apartment units.  Average occupancy of the Project Partnerships was 92% at December 31, 2009.

Equity in Loss of Project Partnerships decreased $42,608 to $2,631 in fiscal year 2010 as compared to $45,239 in fiscal year 2009.  The fiscal year 2009 amount decreased $8,773 from the fiscal year 2008 loss of $54,012.  As presented in Note 5, the Project Partnerships generated a loss for the years ended December 31, 2009, 2008 and 2007 of $782,205, $925,731 and $660,764 on Rental and other income of $6,930,389, $7,026,802 and $6,962,343, respectively.  Gateway’s share of the Project Partnerships’ net loss for the years ended December 31, 2009, 2008 and 2007 was $777,837, $921,647 and $660,633, of which $775,206, $876,408 and $606,621 were suspended, respectively.  If not suspended, these losses would have reduced the Investments in Project Partnerships below zero.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $1,397,733, $1,498,607 and $1,489,012 for the years ended December 31, 2009, 2008 and 2007, respectively).  Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  For the fiscal years ended March 31, 2010, 2009 and 2008, impairment expense of $8,681, $221,243 and $31,346 were recognized, respectively.  Overall management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At March 31, 2010, the Series had $238,988 of short-term investments (Cash and Cash Equivalents).  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

As disclosed on the statement of cash flows, the Series had a net loss of $91,802 for the year ended March 31, 2010.  However, after adjusting for Equity in Loss of Project Partnerships of $2,631 and the changes in operating assets and liabilities, net cash provided by operating activities was $3,731.  Cash provided by investing activities totaled $49,339 consisting of $26,339 in cash distributions from the Project Partnerships and $23,000 in net proceeds from the Sale of Project Partnerships (refer to the Exit Strategy section within this MD&A for more detailed discussion of these sales of Project Partnerships).

Series 9 - Gateway closed this Series on September 30, 1993 after receiving $6,254,000 from 406 Limited Partner investors.  As of March 31, 2010, the Series had invested $4,703,741 in 23 Project Partnerships located in 10 states containing 600 apartment units.  Average occupancy of the Project Partnerships was 93% at December 31, 2009.

Equity in Loss of Project Partnerships decreased $82,779 to $4,909 in fiscal year 2010 as compared to $87,688 in fiscal year 2009.  The fiscal year 2009 amount decreased $12,717 from the fiscal year 2008 loss of $100,405.  As presented in Note 5, the Project Partnerships generated a loss for the years ended December 31, 2009, 2008 and 2007 of $552,678, $540,476 and $440,158 on Rental and other income of $3,633,336, $3,756,581 and $3,716,532, respectively.  Gateway’s share of the Project Partnerships’ net loss for the years ended December 31, 2009, 2008 and 2007 was $547,151, $542,656 and $435,756, of which $542,242, $454,968 and $335,351 were suspended, respectively.  If not suspended, these losses would have reduced the Investments in Project Partnerships below zero.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $747,222, $790,640 and $784,023 for the years ended December 31, 2009, 2008 and 2007, respectively).  Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  There was no impairment expense for the fiscal year ended March 31, 2010.  For the fiscal year ended March 31, 2009, impairment expense of $180,400 was recognized.  There was no impairment expense for the fiscal year ended March 31, 2008.  Overall management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At March 31, 2010, the Series had $96,912 of short-term investments (Cash and Cash Equivalents).  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $120,481 for the year ended March 31, 2010.  However, after considering the Equity in Loss of Project Partnerships of $4,909 and the changes in operating assets and liabilities, net cash used in operating activities was $55,055.  Cash provided by investing activities totaled $27,641 consisting of $17,641 in cash distributions from the Project Partnerships and $10,000 in net proceeds from the Sale of Project Partnerships (refer to the Exit Strategy section within this MD&A for more detailed discussion of this sale of Project Partnership).

Series 10 - Gateway closed this Series on January 21, 1994 after receiving $5,043,000 from 325 Limited Partner investors.  As of March 31, 2010, the Series had invested $3,716,106 in 14 Project Partnerships located in 9 states containing 385 apartment units.  Average occupancy of the Project Partnerships was 97% at December 31, 2009.

Equity in (Loss) Income of Project Partnerships decreased $29,121 to a loss of $28,325 in fiscal year 2010 as compared to income of $796 for fiscal year 2009.  The fiscal year 2009 income was a $76,132 increase from the fiscal year 2008 loss of $75,336.  As presented in Note 5, the Project Partnerships generated a loss for the years ended December 31, 2009, 2008 and 2007 of $201,549, $169,201 and $144,893 on Rental and other income of $2,239,370, $2,397,697 and $2,355,826, respectively.  Gateway’s share of the Project Partnerships’ net loss for the years ended December 31, 2009, 2008 and 2007 was $211,172, $170,536 and $142,726, of which $182,847, $171,332 and $67,390 were suspended, respectively.  If not suspended, these losses would have reduced the Investments in Project Partnerships below zero.  The suspended losses for the year ended December 31, 2008 of $171,332 exceed Gateway’s share of the total net loss of $170,536 because certain Project Partnerships with investment balances generated net income of $796.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $439,815, $486,635 and $479,429 for the years ended December 31, 2009, 2008 and 2007, respectively).  Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  There was no impairment expense for the fiscal year ended March 31, 2010.  For the fiscal years ended March 31, 2009 and 2008, impairment expense of $506,918 and $376,185 were recognized, respectively.  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

At March 31, 2010, the Series had $153,638 of short-term investments (Cash and Cash Equivalents).  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $100,294 for the year ended March 31, 2010.  However, after considering the Equity in Loss of Project Partnerships of $28,325 and the changes in operating assets and liabilities, net cash used in operating activities was $36,231.  Cash provided by investing activities totaled $68,807 consisting of $18,807 in cash distributions from the Project Partnerships, $10,000 in net proceeds from the Sale of Project Partnerships (refer to the Exit Strategy section within this MD&A for more detailed discussion of this sale of Project Partnership) and $40,000 from matured investments in securities.

Series 11 - Gateway closed this Series on April 29, 1994 after receiving $5,127,000 from 330 Limited Partner investors.  As of March 31, 2010 the Series had invested $4,128,042 in 12 Project Partnerships located in 7 states containing 361 apartment units.  Average occupancy of the Project Partnerships was 92% at December 31, 2009.

Equity in Loss of Project Partnerships decreased $35,059 to $80,592 in fiscal year 2010 as compared to $115,651 in fiscal year 2009.  The fiscal year 2009 amount increased $40,899 from the fiscal year 2008 loss of $74,752.  As presented in Note 5, the Project Partnerships generated a loss for the years ended December 31, 2009, 2008 and 2007 of $246,604, $279,740 and $193,210 on Rental and other income of $2,231,664, $2,161,398 and $2,114,552, respectively.  Gateway’s share of the Project Partnerships’ net loss for the years ended December 31, 2009, 2008 and 2007 was $241,053, $295,571 and $185,270, of which $160,461, $179,920 and $110,518 were suspended, respectively.  If not suspended, these losses would have reduced the Investments in Project Partnerships below zero.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $525,030, $523,527 and $529,741 for the years ended December 31, 2009, 2008 and 2007, respectively).  Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  For the fiscal years ended March 31, 2010, 2009 and 2008, impairment expense of $19,418, $248,250 and $454,605 were recognized, respectively.  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At March 31, 2010, the Series had $209,968 of short-term investments (Cash and Cash Equivalents).  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $188,280 for the year ended March 31, 2010.  However, after considering the Equity in Loss of Project Partnerships of $80,592 and the changes in operating assets and liabilities, net cash used in operating activities was $55,140.  Cash provided by investing activities totaled $60,292 consisting of $16,292 in cash distributions from the Project Partnerships and $44,000 from matured investments in securities.

Critical Accounting Estimates

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss.  Impairment expense for the year ended March 31, 2010 totaled $28,099, comprised of $8,681 in Series 8 and $19,418 in Series 11.  Impairment expense for the year ended March 31, 2009 totaled $1,340,110, comprised of $183,299 in Series 7, $221,243 in Series 8, $180,400 in Series 9, $506,918 in Series 10, and $248,250 in Series 11.  Impairment expense for the year ended March 31, 2008 totaled $962,003, comprised of $99,867 in Series 7, $31,346 in Series 8, $376,185 in Series 10, and $454,605 in Series 11.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Recent Accounting Changes

In June 2009, the FASB issued amendments to the consolidation guidance applicable to variable interest entities which Gateway adopted effective April 1, 2010.  The amendments will have no impact on its financial statements for the year-ended March 31, 2011.

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010.  This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by Gateway for the quarter ended December 31, 2009.  The adoption did not have a significant impact on the subsequent events that Gateway reports, either through recognition or disclosure, in the financial statements.  In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance.  This amendment was effective immediately and therefore Gateway did not include the disclosure in this Form 10-K.

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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

As of March 31, 2010, Gateway holds a limited partner interest in 119 Project Partnerships which own and operate government assisted multi-family housing complexes.  Gateway at one time held investments in 133 Project Partnerships.  As of December 31, 2009, only 8 of the Project Partnerships have yet to reach the end of their Tax Credit compliance period but will do so in the year ending December 31, 2010.  As of March 31, 2010, 14 of the Project Partnerships have been sold (9 in Series 7, 3 in Series 8, 1 in Series 9, and 1 in Series 10) and, in accordance with the Gateway partnership agreement, the entire net proceeds received from these sales either have been or will be distributed to the Limited Partners of the respective Series.  A summary of the sale transactions for the Project Partnerships disposed during the past three fiscal years are summarized below:

Fiscal Year 2010 Disposition Activity:

Series 7

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
August 2009	Mountain City Manor	$ 36,860	$ 3.54	$ 38,190
August 2009	Tazewell Village	41,290	3.97	42,620
August 2009	Jamestown Village	36,450	3.51	37,864
August 2009	Clinch View Manor	134,400	12.93	135,814
May 2009	Spring Creek Apartments II LP	46,520	4.48	46,030
				$ 300,518

The net proceeds per LP unit from the sale of Mountain City Manor, Tazewell Village, Jamestown Village, Clinch View Manor, and Spring Creek Apartments II LP were distributed to the Series 7 Limited Partners in September 2009.

Series 8

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
January 2010	South Brenchley	$ 13,000	$ 1.30	$ 13,000
January 2010	Cimmaron Station	10,000	1.00	10,000
$ 23,000

The net proceeds per LP unit from the sale of South Brenchely and Cimmaron Station are a component of the Distribution Payable on the Balance Sheet as of March 31, 2010.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 8 Limited Partners in a subsequent quarter.

Series 9

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
January 2010	Mountain Glen	$ 10,000	$ 1.59	$ 10,000
$ 10,000

The net proceeds per LP unit from the sale of Mountain Glen are a component of the Distribution Payable on the Balance Sheet as of March 31, 2010.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 9 Limited Partners in a subsequent quarter.

Series 10

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
January 2010	Redstone	$ 10,000	$ 1.98	$ 10,000
$ 10,000

The net proceeds per LP unit from the sale of Redstone are a component of the Distribution Payable on the Balance Sheet as of March 31, 2010.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 10 Limited Partners in a subsequent quarter.

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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Status Update on Unsold Project Partnerships:

The following summarizes the most recent status of the sale/disposal process for the Project Partnership investments held as of March 31, 2010:

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
Wetumka Properties

These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amounts as approved by Gateway, should all the transactions close without modification, the estimated net proceeds to Gateway from the sales of these Project Partnerships are estimated to be $630,000, or $63.13 per limited partnership unit.  Sales proceeds would be available for distribution, less the applicable state tax withholding, to the Series 8 Limited Partners subsequent to the closing of these sales transactions which would most likely occur within the next two years.

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

Long-Term Debt Obligations
Capital Lease Obligations
Operating Lease Obligations
Purchase Obligations
Other Liabilities Reflected on the
Registrant’s Balance Sheet under GAAP	$3,363,915 (1)	457,129	2,906,786	0	0

(1)  The Other Liabilities represent the asset management fees and other general and administrative expense reimbursements owed to the General Partners as of March 31, 2010.  This payable is unsecured, due on demand and, in accordance with the limited partnership agreement, non-interest bearing.  As referred to in Note 4, the Managing General Partner does not intend to demand payment of the portion of this balance reflected as due later than one year within the next twelve months.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, no information is required.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Gateway Tax Credit Fund III Ltd.

We have audited the accompanying balance sheets of Gateway Tax Credit Fund III Ltd. (a Florida Limited Partnership) – Series 7 through 11, in total and for each series, as of March 31, 2010 and 2009, and the related statements of operations, partners’ equity (deficit), and cash flows for the total partnership and for each of the series for each of the years in the three-year period ended March 31, 2010.  Gateway’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gateway Tax Credit Fund III Ltd. – Series 7 through 11, in total and for each series, as of March 31, 2010 and 2009, and the results of its operations and its cash flows for the total partnership and for each of the series for each of the years in the three-year period ended March 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Reznick Group, P.C.
REZNICK GROUP, P.C.

Atlanta, Georgia
July 1, 2010

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

BALANCE SHEETS

	SERIES 7		SERIES 8		SERIES 9
	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009	2010	2009
ASSETS
Current Assets:
Cash and Cash Equivalents	$ 209,702	$ 246,867	$ 238,988	$ 185,918	$ 96,912	$ 124,326
Total Current Assets	209,702	246,867	238,988	185,918	96,912	124,326

Investments in Project Partnerships, net	84,017	88,308	-	15,007	-	9,681

Total Assets	$ 293,719	$ 335,175	$ 238,988	$ 200,925	$ 96,912	$ 134,007

LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
Payable to General Partners	$ 105,464	$ 61,563	$ 215,965	$ 171,880	$ 66,214	$ 31,416
Distribution Payable	5,066	78	23,385	385	10,000	-

Total Current Liabilities	110,530	61,641	239,350	172,265	76,214	31,416

Long-Term Liabilities:
Payable to General Partners	963,160	895,972	1,034,764	948,984	624,387	575,799

Partners' Equity (Deficit):
Limited Partners - 10,395, 9,980, and 6,254
units for Series 7, 8, and 9, respectively,
at March 31, 2010 and 2009	(782,420)	(568,361)	(1,028,499)	(891,845)	(552,816)	(413,640)
General Partners	2,449	(54,077)	(6,627)	(28,479)	(50,873)	(59,568)

Total Partners' Deficit	(779,971)	(622,438)	(1,035,126)	(920,324)	(603,689)	(473,208)

Total Liabilities and Partners' Deficit	$ 293,719	$ 335,175	$ 238,988	$ 200,925	$ 96,912	$ 134,007

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

BALANCE SHEETS

	SERIES 10		SERIES 11		TOTAL SERIES 7 - 11
	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009	2010	2009
ASSETS
Current Assets:
Cash and Cash Equivalents	$ 153,638	$ 121,062	$ 209,968	$ 204,816	$ 909,208	$ 882,989
Investments in Securities	-	38,104	-	41,233	-	79,337
Total Current Assets	153,638	159,166	209,968	246,049	909,208	962,326

Investments in Project Partnerships, net	97,267	136,408	411,872	536,485	593,156	785,889

Total Assets	$ 250,905	$ 295,574	$ 621,840	$ 782,534	$ 1,502,364	$ 1,748,215

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Current Liabilities:
Payable to General Partners	$ 54,975	$ 32,774	$ 14,511	$ 15,049	$ 457,129	$ 312,682
Distribution Payable	10,000	-	-	-	48,451	463

Total Current Liabilities	64,975	32,774	14,511	15,049	505,580	313,145

Long-Term Liabilities:
Payable to General Partners	179,311	145,887	105,164	77,040	2,906,786	2,643,682

Partners' Equity (Deficit):
Limited Partners - 5,043 and 5,127 units
for Series 10 and 11, respectively, at
March 31, 2010 and 2009	40,732	159,923	543,134	729,531	(1,779,869)	(984,392)
General Partners	(34,113)	(43,010)	(40,969)	(39,086)	(130,133)	(224,220)

Total Partners' Equity (Deficit)	6,619	116,913	502,165	690,445	(1,910,002)	(1,208,612)

Total Liabilities and Partners' Equity (Deficit)	$ 250,905	$ 295,574	$ 621,840	$ 782,534	$ 1,502,364	$ 1,748,215

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2010, 2009 AND 2008

	SERIES 7			SERIES 8
	2010	2009	2008	2010	2009	2008
Revenues:
Distribution Income	$ 31,189	$ 26,416	$ 36,085	$ 23,800	$ 18,335	$ 29,379
Total Revenues	31,189	26,416	36,085	23,800	18,335	29,379

Expenses:
Asset Management Fee - General Partner	67,188	80,024	85,596	85,780	86,288	89,020
General and Administrative:
General Partner	82,933	114,225	124,429	-	130,191	136,878
Other	38,336	42,989	38,388	40,376	45,703	39,031
Amortization	291	5,014	25,935	1,156	11,073	13,138
Impairment Loss on Investment in Project Partnerships	-	183,299	99,867	8,681	221,243	31,346

Total Expenses	188,748	425,551	374,215	135,993	494,498	309,413

Loss Before Equity in Income (Loss) of Project Partnerships
and Other Income	(157,559)	(399,135)	(338,130)	(112,193)	(476,163)	(280,034)
Equity in Income (Loss) of Project Partnerships	-	707	(28,789)	(2,631)	(45,239)	(54,012)
Gain on Sale of Project Partnerships	300,518	43,425	-	23,000	349	68,000
Interest Income	26	5,922	21,272	22	3,637	14,394

Net Income (Loss)	$ 142,985	$ (349,081)	$ (345,647)	$ (91,802)	$ (517,416)	$ (251,652)

Allocation of Net Income (Loss):
Limited Partners	$ 86,459	$ (388,581)	$ (342,191)	$ (113,654)	$ (512,587)	$ (316,456)
General Partners	56,526	39,500	(3,456)	21,852	(4,829)	64,804

	$ 142,985	$ (349,081)	$ (345,647)	$ (91,802)	$ (517,416)	$ (251,652)

Net Income (Loss) Per Limited Partnership Unit	$ 8.32	$ (37.38)	$ (32.92)	$ (11.39)	$ (51.36)	$ (31.71)

Number of Limited Partnership Units Outstanding	10,395	10,395	10,395	9,980	9,980	9,980

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2010, 2009 AND 2008

	SERIES 9			SERIES 10
	2010	2009	2008	2010	2009	2008
Revenues:
Distribution Income	$ 15,862	$ 10,038	$ 8,514	$ 8,658	$ 12,302	$ 2,129
Total Revenues	15,862	10,038	8,514	8,658	12,302	2,129

Expenses:
Asset Management Fee - General Partner	48,589	48,840	49,068	33,424	33,584	33,536
General and Administrative:
General Partner	62,259	74,395	76,571	38,620	46,497	47,857
Other	27,603	30,605	25,996	19,824	21,098	18,653
Amortization	2,993	10,045	12,053	667	20,914	24,106
Impairment Loss on Investment in Project Partnerships	-	180,400	-	-	506,918	376,185

Total Expenses	141,444	344,285	163,688	92,535	629,011	500,337

Loss Before Equity in (Loss) Income of Project Partnerships
and Other Income	(125,582)	(334,247)	(155,174)	(83,877)	(616,709)	(498,208)
Equity in (Loss) Income of Project Partnerships	(4,909)	(87,688)	(100,405)	(28,325)	796	(75,336)
Gain on Sale of Project Partnerships	10,000	-	-	10,000	-	-
Interest Income	10	4,979	12,856	1,908	6,238	11,970

Net Loss	$ (120,481)	$ (416,956)	$ (242,723)	$ (100,294)	$ (609,675)	$ (561,574)

Allocation of Net (Loss) Income:
Limited Partners	$ (129,176)	$ (412,786)	$ (240,296)	$ (109,191)	$ (603,578)	$ (555,958)
General Partners	8,695	(4,170)	(2,427)	8,897	(6,097)	(5,616)

	$ (120,481)	$ (416,956)	$ (242,723)	$ (100,294)	$ (609,675)	$ (561,574)

Net Loss Per Limited Partnership Unit	$ (20.65)	$ (66.00)	$ (38.42)	$ (21.65)	$ (119.69)	$ (110.24)

Number of Limited Partnership Units Outstanding	6,254	6,254	6,254	5,043	5,043	5,043

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2010, 2009 AND 2008

	SERIES 11			TOTAL SERIES 7 - 11
	2010	2009	2008	2010	2009	2008
Revenues:
Distribution Income	$ 4,207	$ 2,182	$ 2,782	$ 83,716	$ 69,273	$ 78,889
Total Revenues	4,207	2,182	2,782	83,716	69,273	78,889

Expenses:
Asset Management Fee - General Partner	28,124	28,352	28,699	263,105	277,088	285,919
General and Administrative:
General Partner	34,766	37,198	38,286	218,578	402,506	424,021
Other	19,855	21,108	18,749	145,994	161,503	140,817
Amortization	12,518	28,981	33,497	17,625	76,027	108,729
Impairment Loss on Investment in Project Partnerships	19,418	248,250	454,605	28,099	1,340,110	962,003

Total Expenses	114,681	363,889	573,836	673,401	2,257,234	1,921,489

Loss Before Equity in Loss of Project Partnerships
and Other Income	(110,474)	(361,707)	(571,054)	(589,685)	(2,187,961)	(1,842,600)
Equity in Loss of Project Partnerships	(80,592)	(115,651)	(74,752)	(116,457)	(247,075)	(333,294)
Gain on Sale of Project Partnerships	-	-	-	343,518	43,774	68,000
Interest Income	2,786	9,283	17,029	4,752	30,059	77,521

Net Loss	$ (188,280)	$ (468,075)	$ (628,777)	$ (357,872)	$ (2,361,203)	$ (2,030,373)

Allocation of Net (Loss) Income:
Limited Partners	$ (186,397)	$ (463,394)	$ (622,489)	$ (451,959)	$ (2,380,926)	$ (2,077,390)
General Partners	(1,883)	(4,681)	(6,288)	94,087	19,723	47,017

	$ (188,280)	$ (468,075)	$ (628,777)	$ (357,872)	$ (2,361,203)	$ (2,030,373)

Net Loss Per Limited Partnership Unit	$ (36.36)	$ (90.38)	$ (121.41)

Number of Limited Partnership Units Outstanding	5,127	5,127	5,127

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2010, 2009 AND 2008

	SERIES 7			SERIES 8
	Limited	General		Limited	General
	Partners	Partners	Total	Partners	Partners	Total

Balance at March 31, 2007	$ 205,836	$ (90,121)	$ 115,715	$ 5,547	$ (88,454)	$ (82,907)

Net (Loss) Income	(342,191)	(3,456)	(345,647)	(316,456)	64,804	(251,652)

Distributions	-	-	-	(68,000)	-	(68,000)

Balance at March 31, 2008	(136,355)	(93,577)	(229,932)	(378,909)	(23,650)	(402,559)

Net (Loss) Income	(388,581)	39,500	(349,081)	(512,587)	(4,829)	(517,416)

Distributions	(43,425)	-	(43,425)	(349)	-	(349)

Balance at March 31, 2009	(568,361)	(54,077)	(622,438)	(891,845)	(28,479)	(920,324)

Net Income (Loss)	86,459	56,526	142,985	(113,654)	21,852	(91,802)

Distributions	(300,518)	-	(300,518)	(23,000)	-	(23,000)

Balance at March 31, 2010	$ (782,420)	$ 2,449	$ (779,971)	$ (1,028,499)	$ (6,627)	$ (1,035,126)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2010, 2009 AND 2008

	SERIES 9			SERIES 10
	Limited	General		Limited	General
	Partners	Partners	Total	Partners	Partners	Total

Balance at March 31, 2007	$ 239,442	$ (52,971)	$ 186,471	$ 1,319,459	$ (31,297)	$ 1,288,162

Net Loss	(240,296)	(2,427)	(242,723)	(555,958)	(5,616)	(561,574)

Balance at March 31, 2008	(854)	(55,398)	(56,252)	763,501	(36,913)	726,588

Net Loss	(412,786)	(4,170)	(416,956)	(603,578)	(6,097)	(609,675)

Balance at March 31, 2009	(413,640)	(59,568)	(473,208)	159,923	(43,010)	116,913

Net (Loss) Income	(129,176)	8,695	(120,481)	(109,191)	8,897	(100,294)

Distributions	(10,000)	-	(10,000)	(10,000)	-	(10,000)

Balance at March 31, 2010	$ (552,816)	$ (50,873)	$ (603,689)	$ 40,732	$ (34,113)	$ 6,619

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2010, 2009 AND 2008

	SERIES 11			TOTAL SERIES 7 - 11
	Limited	General		Limited	General
	Partners	Partners	Total	Partners	Partners	Total

Balance at March 31, 2007	$ 1,815,414	$ (28,117)	$ 1,787,297	$ 3,585,698	$ (290,960)	$ 3,294,738

Net (Loss) Income	(622,489)	(6,288)	(628,777)	(2,077,390)	47,017	(2,030,373)

Distributions	-	-	-	(68,000)	-	(68,000)

Balance at March 31, 2008	1,192,925	(34,405)	1,158,520	1,440,308	(243,943)	1,196,365

Net (Loss) Income	(463,394)	(4,681)	(468,075)	(2,380,926)	19,723	(2,361,203)

Distributions	-	-	-	(43,774)	-	(43,774)

Balance at March 31, 2009	729,531	(39,086)	690,445	(984,392)	(224,220)	(1,208,612)

Net (Loss) Income	(186,397)	(1,883)	(188,280)	(451,959)	94,087	(357,872)

Distributions	-	-	-	(343,518)	-	(343,518)

Balance at March 31, 2010	$ 543,134	$ (40,969)	$ 502,165	$ (1,779,869)	$ (130,133)	$ (1,910,002)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2010, 2009 AND 2008

	SERIES 7
	2010	2009	2008
Cash Flows from Operating Activities:
Net Income (Loss)	$ 142,985	$ (349,081)	$ (345,647)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Amortization	291	5,014	25,935
Impairment Loss on Investment in Project Partnerships	-	183,299	99,867
Accreted Interest Income on Investment in Securities	-	-	(5,240)
Discount on Investment in Securities	-	(1,592)	(627)
Equity in (Income) Loss of Project Partnerships	-	(707)	28,789
Gain on Sale of Project Partnerships	(300,518)	(43,425)	-
Distribution Income	(31,189)	(26,416)	(36,085)
Changes in Operating Assets and Liabilities:
Decrease (Increase) in Interest Receivable	-	2,577	(995)
Decrease (Increase) in Receivable - Other	-	696	(696)
Increase in Payable to General Partners	111,089	77,527	89,399
Net Cash Used in Operating Activities	(77,342)	(152,108)	(145,300)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	35,189	34,648	40,134
Net Proceeds from Sale of Project Partnerships	300,518	43,425	-
Redemption of Investment Securities	-	362,000	289,000
Purchase of Investment Securities	-	(160,337)	(200,266)
Net Cash Provided by Investing Activities	335,707	279,736	128,868

Cash Flows from Financing Activities:
Distributions Paid to Limited Partners	(295,530)	(43,347)	-
Net Cash Used in Financing Activities	(295,530)	(43,347)	-

(Decrease) Increase in Cash and Cash Equivalents	(37,165)	84,281	(16,432)
Cash and Cash Equivalents at Beginning of Year	246,867	162,586	179,018

Cash and Cash Equivalents at End of Year	$ 209,702	$ 246,867	$ 162,586

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2010, 2009 AND 2008

	SERIES 8
	2010	2009	2008
Cash Flows from Operating Activities:
Net Loss	$ (91,802)	$ (517,416)	$ (251,652)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Amortization	1,156	11,073	13,138
Impairment Loss on Investment in Project Partnerships	8,681	221,243	31,346
Accreted Interest Income on Investment in Securities	-	-	(4,804)
Discount on Investment in Securities	-	(804)	(441)
Equity in Loss of Project Partnerships	2,631	45,239	54,012
Gain on Sale of Project Partnerships	(23,000)	(349)	(68,000)
Distribution Income	(23,800)	(18,335)	(29,379)
Changes in Operating Assets and Liabilities:
Decrease in Interest Receivable	-	966	187
Increase in Payable to General Partners	129,865	161,182	134,857
Net Cash Provided by (Used in) Operating Activities	3,731	(97,201)	(120,736)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	26,339	22,305	36,304
Net Proceeds from Sale of Project Partnerships	23,000	349	68,000
Redemption of Investment Securities	-	156,000	209,000
Purchase of Investment Securities	-	(80,169)	(75,100)
Net Cash Provided by Investing Activities	49,339	98,485	238,204

Cash Flows from Financing Activities:
Distributions Paid to Limited Partners	-	(67,964)	-
Net Cash Used in Financing Activities	-	(67,964)	-

Increase (Decrease) in Cash and Cash Equivalents	53,070	(66,680)	117,468
Cash and Cash Equivalents at Beginning of Year	185,918	252,598	135,130

Cash and Cash Equivalents at End of Year	$ 238,988	$ 185,918	$ 252,598

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$ 23,000	$ -	$ 68,000
Distribution to Limited Partners	(23,000)	-	(68,000)
	$ -	$ -	$ -

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2010, 2009 AND 2008

	SERIES 9
	2010	2009	2008
Cash Flows from Operating Activities:
Net Loss	$ (120,481)	$ (416,956)	$ (242,723)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization	2,993	10,045	12,053
Impairment Loss on Investment in Project Partnerships	-	180,400	-
Accreted Interest Income on Investment in Securities	-	(2,552)	(5,145)
Discount on Investment in Securities	-	(325)	(416)
Equity in Loss of Project Partnerships	4,909	87,688	100,405
Gain on Sale of Project Partnerships	(10,000)	-	-
Distribution Income	(15,862)	(10,038)	(8,514)
Changes in Operating Assets and Liabilities:
Decrease (Increase) in Interest Receivable	-	1,288	(134)
Increase in Payable to General Partners	83,386	48,185	51,228
Net Cash Used in Operating Activities	(55,055)	(102,265)	(93,246)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	17,641	14,985	15,582
Net Proceeds from Sale of Project Partnerships	10,000	-	-
Redemption of Investment Securities	-	182,000	172,000
Purchase of Investment Securities	-	(34,641)	(100,133)
Net Cash Provided by Investing Activities	27,641	162,344	87,449

(Decrease) Increase in Cash and Cash Equivalents	(27,414)	60,079	(5,797)
Cash and Cash Equivalents at Beginning of Year	124,326	64,247	70,044

Cash and Cash Equivalents at End of Year	$ 96,912	$ 124,326	$ 64,247

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$ 10,000	$ -	$ -
Distribution to Limited Partners	(10,000)	-	-
	$ -	$ -	$ -

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2010, 2009 AND 2008

	SERIES 10
	2010	2009	2008
Cash Flows from Operating Activities:
Net Loss	$ (100,294)	$ (609,675)	$ (561,574)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization	667	20,914	24,106
Impairment Loss on Investment in Project Partnerships	-	506,918	376,185
Accreted Interest Income on Investment in Securities	(1,896)	(4,367)	(6,464)
Discount on Investment in Securities	-	(495)	(361)
Equity in Loss (Income) of Project Partnerships	28,325	(796)	75,336
Gain on Sale of Project Partnerships	(10,000)	-	-
Distribution Income	(8,658)	(12,302)	(2,129)
Changes in Operating Assets and Liabilities:
Decrease in Interest Receivable	-	644	273
Increase in Payable to General Partners	55,625	33,238	34,909
Net Cash Used in Operating Activities	(36,231)	(65,921)	(59,719)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	18,807	21,421	13,483
Net Proceeds from Sale of Project Partnerships	10,000	-	-
Redemption of Investment Securities	40,000	136,000	135,000
Purchase of Investment Securities	-	(49,487)	(50,066)
Net Cash Provided by Investing Activities	68,807	107,934	98,417

Increase in Cash and Cash Equivalents	32,576	42,013	38,698
Cash and Cash Equivalents at Beginning of Year	121,062	79,049	40,351

Cash and Cash Equivalents at End of Year	$ 153,638	$ 121,062	$ 79,049

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$ 10,000	$ -	$ -
Distribution to Limited Partners	(10,000)	-	-
	$ -	$ -	$ -

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2010, 2009 AND 2008

	SERIES 11
	2010	2009	2008
Cash Flows from Operating Activities:
Net Loss	$ (188,280)	$ (468,075)	$ (628,777)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization	12,518	28,981	33,497
Impairment Loss on Investment in Project Partnerships	19,418	248,250	454,605
Accreted Interest Income on Investment in Securities	(2,767)	(5,622)	(8,114)
Discount on Investment in Securities	-	(1,300)	(493)
Equity in Loss of Project Partnerships	80,592	115,651	74,752
Distribution Income	(4,207)	(2,182)	(2,782)
Changes in Operating Assets and Liabilities:
Decrease (Increase) in Interest Receivable	-	1,610	(229)
Increase in Payable to General Partners	27,586	30,012	27,962
Net Cash Used in Operating Activities	(55,140)	(52,675)	(49,579)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	16,292	7,967	10,754
Redemption of Investment Securities	44,000	298,000	192,000
Purchase of Investment Securities	-	(129,655)	(125,166)
Net Cash Provided by Investing Activities	60,292	176,312	77,588

Increase in Cash and Cash Equivalents	5,152	123,637	28,009
Cash and Cash Equivalents at Beginning of Year	204,816	81,179	53,170

Cash and Cash Equivalents at End of Year	$ 209,968	$ 204,816	$ 81,179

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2010, 2009 AND 2008

	TOTAL SERIES 7 - 11
	2010	2009	2008
Cash Flows from Operating Activities:
Net Loss	$ (357,872)	$ (2,361,203)	$ (2,030,373)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization	17,625	76,027	108,729
Impairment Loss on Investment in Project Partnerships	28,099	1,340,110	962,003
Accreted Interest Income on Investment in Securities	(4,663)	(12,541)	(29,767)
Discount on Investment in Securities	-	(4,516)	(2,338)
Equity in Loss of Project Partnerships	116,457	247,075	333,294
Gain on Sale of Project Partnerships	(343,518)	(43,774)	(68,000)
Distribution Income	(83,716)	(69,273)	(78,889)
Changes in Operating Assets and Liabilities:
Decrease (Increase) in Interest Receivable	-	7,085	(898)
Decrease (Increase) in Receivable - Other	-	696	(696)
Increase in Payable to General Partners	407,551	350,144	338,355
Net Cash Used in Operating Activities	(220,037)	(470,170)	(468,580)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	114,268	101,326	116,257
Net Proceeds from Sale of Project Partnerships	343,518	43,774	68,000
Redemption of Investment Securities	84,000	1,134,000	997,000
Purchase of Investment Securities	-	(454,289)	(550,731)
Net Cash Provided by Investing Activities	541,786	824,811	630,526

Cash Flows from Financing Activities:
Distributions Paid to Limited Partners	(295,530)	(111,311)	-
Net Cash Used in Financing Activities	(295,530)	(111,311)	-

Increase in Cash and Cash Equivalents	26,219	243,330	161,946
Cash and Cash Equivalents at Beginning of Year	882,989	639,659	477,713

Cash and Cash Equivalents at End of Year	$ 909,208	$ 882,989	$ 639,659

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$ 43,000	$ -	$ 68,000
Distribution to Limited Partners	(43,000)	-	(68,000)
	$ -	$ -	$ -

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010, 2009 AND 2008

NOTE 1 - ORGANIZATION:

Gateway Tax Credit Fund III Ltd. (“Gateway”), a Florida Limited Partnership, was formed October 17, 1991 under the laws of Florida.  Gateway offered its limited partnership interests in Series (“Series”).  The first Series for Gateway is Series 7.  Operations commenced on July 16, 1992 for Series 7, January 4, 1993 for Series 8, September 30, 1993 for Series 9, January 21, 1994 for Series 10 and April 29, 1994 for Series 11.  Each Series invests, as a limited partner, in other limited partnerships (“Project Partnerships”), each of which owns and operates apartment complexes eligible for Low-Income Housing Tax Credits (“Tax Credits”), provided for in Section 42 of the Internal Revenue Code of 1986.  Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the limited partnership agreement (the “Agreement”).  As of March 31, 2010, Gateway had received capital contributions of $1,000 from the General Partners and $36,799,000 from the investor Limited Partners.

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

Of the original 133 Project Partnership investments, 125 Project Partnerships have reached the end of their Tax Credit compliance period as of December 31, 2009 and the 8 Project Partnerships that have yet to reach the end of the Tax Credit compliance period will do so in the year ending December 31, 2010.  As of March 31, 2010, 14 of the Project Partnership investments have been sold and, in accordance with the Gateway partnership agreement, the entire net proceeds received from these sales either have been or will be distributed to the Limited Partners of those Series.  On a cumulative basis as of March 31, 2010, $338,877 of net sales proceeds representing $32.60 per Limited Partner unit in Series 7 and $67,964 of net sales proceeds representing $6.81 per Limited Partner unit in Series 8 have been distributed to the Limited Partners of the respective Series.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

Since Gateway invests as a limited partner, and therefore is not obligated to fund losses or make additional capital contributions, it does not recognize losses from individual Project Partnerships to the extent that these losses would reduce the investment in those Project Partnerships below zero.  In accordance with generally accepted accounting principles (“GAAP”), once the net investment in a Project Partnership is reduced to zero, receivables due from the Project Partnership are decreased by Gateway’s share of Project Partnership losses.  The suspended losses will be used to offset future income from the individual Project Partnerships.  Any cash distributions received from Project Partnerships which have a zero investment balance are accounted for as distribution income in the period the cash distribution is received by Gateway.

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected remaining low-income housing tax credits and other tax benefits is less than the carrying amount of the investment, Gateway recognizes an impairment loss.  Gateway has historically considered the residual value of the Project Partnerships as one key component of its analysis.  During the quarter ended December 31, 2008, as a direct result of the deterioration that occurred within the United States financial markets and more specifically, its negative impact on the Tax Credit market, Gateway concluded that any residual value of the Project Partnerships given the Tax Credit market conditions could not be practicably determined.  As a result, Gateway eliminated estimates of residual value of the Project Partnerships from the recoverability portion of its impairment analysis.  Impairment expense for the year ended March 31, 2010 totaled $28,099, comprised of $8,681 in Series 8 and $19,418 in Series 11.  Impairment expense for the year ended March 31, 2009 totaled $1,340,110, comprised of $183,299 in Series 7, $221,243 in Series 8, $180,400 in Series 9, $506,918 in Series 10, and $248,250 in Series 11.  Impairment expense for the year ended March 31, 2008 totaled $962,003, comprised of $99,867 in Series 7, $31,346 in Series 8, $376,185 in Series 10, and $454,605 in Series 11.  Refer to Note 5 – Investments in Project Partnerships for further details regarding the components of the Investments in Project Partnerships balance.  Gateway is continuing to execute its process of disposition of its interest in Project Partnerships that have reached the end of their Tax Credit compliance period, refer to Note 6 – Summary of Disposition Activities for the most recent update of those on-going activities.

Gateway, as a limited partner in the Project Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance and continued eligibility for Tax Credits.  If the cost of operating a property exceeds the rental income earned thereon, Gateway may deem it in its best interest to voluntarily provide funds in order to protect its investment.  However, Gateway does not guarantee any of the mortgages or other debt of the Project Partnerships.  No such funding to Project Partnerships occurred during fiscal years 2010, 2009, or 2008.

Cash and Cash Equivalents

Gateway's policy is to include short-term investments with an original maturity of three months or less in Cash and Cash Equivalents.  Short-term investments are comprised of money market mutual funds.

Concentrations of Credit Risk

Financial instruments which potentially subject Gateway to concentrations of credit risk consist of cash investments in a money market mutual fund whose investment advisor is a wholly owned subsidiary of Raymond James Financial, Inc.  In July 2010, an unaffiliated third party will replace the current investment advisor.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires the use of estimates that affect certain reported amounts and disclosures.  These estimates are based on management's knowledge and experience.  Accordingly, actual results could differ from these estimates.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

Investment in Securities

Gateway is required under GAAP to categorize its investments in debt securities as held-to-maturity, available-for-sale or trading securities, dependent upon Gateway's intent in holding the securities.  Gateway's intent is to hold all of its debt securities (U.S. Treasury Security Strips) until maturity and to use these investments to fund Gateway's ongoing operations.  Interest income is recognized ratably on the U.S. Treasury Security Strips using the effective yield to maturity.  The U.S. Treasury Security Strips are carried at amortized cost, which approximates market value, and are adjusted for amortization of premiums and accretion of discounts to maturity.  Such adjustments are included in interest income.  There are no investments in securities as of March 31, 2010.

Income Taxes

No provision for income taxes has been made in these financial statements, as income taxes are a liability of the partners rather than of Gateway.  Gateway files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  Gateway is no longer subject to U.S. federal examination by tax authorities for years prior to calendar year 2007.  The income tax returns subject to state examination by tax authorities are generally consistent with the federal period.

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

Gateway holds variable interests in 114 VIEs, which consist of Project Partnerships, of which Gateway is not the primary beneficiary.  Five of Gateway’s Project Partnership investments have been determined not to be VIEs.  Since its inception, Gateway’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs has been limited to Gateway’s capital contributions to and receivables from those VIEs, which is approximately $23,139,942 at March 31, 2010.  Over the course of the investment and Tax Credit cycle, this maximum exposure to loss was offset by actual losses experienced by the Project Partnerships recorded by Gateway in its equity accounting.  Accordingly, at the current stage of the investment and Tax Credit cycle, the carrying value of Gateway’s interest in the VIEs has been reduced to zero.  As Gateway as no further capital funding requirements nor does it guarantee the debt of the Project Partnerships, its further exposure to loss is limited to the extent of any financial support that Gateway voluntarily provides to those Project Partnerships in the future.  Gateway does not currently intend to provide such support.

Recent Accounting Changes

In June 2009, the FASB issued amendments to the consolidation guidance applicable to variable interest entities which Gateway adopted effective April 1, 2010.  The amendments will have no impact on its financial statements for the year-ended March 31, 2011.

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010.  This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by Gateway for the quarter ended December 31, 2009.  The adoption did not have a significant impact on the subsequent events that Gateway reports, either through recognition or disclosure, in the financial statements.  In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance.  This amendment was effective immediately and therefore Gateway did not include the disclosure in this Form 10-K.

NOTE 3 - INVESTMENT IN SECURITIES:

The March 31, 2009 Balance Sheet includes U.S. Treasury Security Strips at cost, plus accreted interest income of $25,183 for Series 10 and $27,864 for Series 11.  The U.S. Treasury Security Strips were commonly held in a brokerage account maintained at Raymond James and Associates, Inc., an affiliate of the General Partners.  A separate accounting is maintained for each Series’ share of any investments.

	Series 10		Series 11
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Amortized Cost	$ -	$ 38,104	$ -	$ 41,233
Gross Unrealized Gain	-	1,730	-	2,584

Fair Value	$ -	$ 39,834	$ -	$ 43,817

Total Series 7 - 11
	March 31, 2010	March 31, 2009
Amortized Cost	$ -	$ 79,337
Gross Unrealized Gain	-	4,314

Fair Value	$ -	$ 83,651

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

For the years ended March 31, 2010, 2009 and 2008 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

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

	2010	2009	2008
Series 7	$ 67,188	$ 80,024	$ 85,596
Series 8	85,780	86,288	89,020
Series 9	48,589	48,840	49,068
Series 10	33,424	33,584	33,536
Series 11	28,124	28,352	28,699
Total	$ 263,105	$ 277,088	$ 285,919

NOTE 4 - RELATED PARTY TRANSACTIONS (Continued):

General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis.  This expense is included in the Statements of Operations.

	2010	2009	2008
Series 7	$ 82,933	$ 114,225	$ 124,429
Series 8	-	130,191	136,878
Series 9	62,259	74,395	76,571
Series 10	38,620	46,497	47,857
Series 11	34,766	37,198	38,286
Total	$ 218,578	$ 402,506	$ 424,021

Total unpaid asset management fees and administrative expenses payable to the General Partners, which are included on the Balance Sheet as of March 31, 2010 and 2009 are as follows:

	March 31, 2010	March 31, 2009
Series 7	$ 1,068,624	$ 957,535
Series 8	1,250,729	1,120,864
Series 9	690,601	607,215
Series 10	234,286	178,661
Series 11	119,675	92,089
Total	$ 3,363,915	$ 2,956,364

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

As of March 31, 2010, Gateway had acquired a 99% interest in the profits, losses, and Tax Credits as a limited partner in Project Partnerships (Series 7 - 30, Series 8 - 40, and Series 9 - 23) which own and operate government assisted multi-family housing complexes.  Cash flows from operations are allocated according to each Project Partnership agreement.  Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

	SERIES 7		SERIES 8		SERIES 9
	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009	2010	2009
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$ 5,721,083	$ 6,861,114	$ 6,941,449	$ 7,400,711	$ 4,703,741	$ 4,914,116

Loan receivable from Project Partnerships	-	-	24,220	24,220	-	-

Cumulative equity in losses of Project
Partnerships (1) (2)	(5,194,990)	(6,402,875)	(6,877,633)	(7,340,840)	(4,353,387)	(4,566,084)

Cumulative distributions received from
Project Partnerships	(216,294)	(252,589)	(179,115)	(187,825)	(167,764)	(168,985)

Investment in Project Partnerships before
Adjustment	309,799	205,650	(91,079)	(103,734)	182,590	179,047

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	573,481	703,733	513,903	536,715	231,156	244,087
Accumulated amortization of acquisition
fees and expenses	(246,706)	(268,518)	(161,554)	(165,385)	(105,814)	(105,521)

Reserve for Impairment of Investment in
Project Partnerships	(552,557)	(552,557)	(261,270)	(252,589)	(307,932)	(307,932)

Investments in Project Partnerships	$ 84,017	$ 88,308	$ -	$ 15,007	$ -	$ 9,681

(1) In accordance with Gateway's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $5,438,071 in Series 7, $8,066,825 in Series 8, and $3,237,997 in Series 9 for the year ended March 31, 2010; and cumulative suspended losses of $5,704,356 in Series 7, $7,564,293 in Series 8, and $2,844,368 in Series 9 for the year ended March 31, 2009 are not included.

(2) In accordance with Gateway's accounting policy to apply equity in losses of Project Partnerships to receivables from Project Partnerships, $24,220 in losses are included in Series 8 as of March 31, 2010 and March 31, 2009.  (See discussion in Note 2 - Significant Accounting Policies.)

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

As of March 31, 2010, Gateway had acquired a 99% interest in the profits, losses, and Tax Credits as a limited partner in Project Partnerships (Series 10 - 14 and Series 11 - 12) which own and operate government assisted multi-family housing complexes.  Cash flows from operations are allocated according to each Project Partnership agreement.  Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

	SERIES 10		SERIES 11		TOTAL SERIES 7 - 11
	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009	2010	2009
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$ 3,716,106	$ 3,914,672	$ 4,128,042	$ 4,128,042	$ 25,210,421	$ 27,218,655

Loan receivable from Project Partnerships	-	-	-	-	24,220	24,220

Cumulative equity in losses of Project
Partnerships (1)	(2,325,162)	(2,506,807)	(1,908,139)	(1,827,547)	(20,659,311)	(22,644,153)

Cumulative distributions received from
Project Partnerships	(234,740)	(229,841)	(206,979)	(194,894)	(1,004,892)	(1,034,134)

Investment in Project Partnerships before
Adjustment	1,156,204	1,178,024	2,012,924	2,105,601	3,570,438	3,564,588

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	174,878	196,738	290,335	290,335	1,783,753	1,971,608
Accumulated amortization of acquisition
fees and expenses	(147,889)	(152,428)	(222,991)	(210,473)	(884,954)	(902,325)

Reserve for Impairment of Investment in
Project Partnerships	(1,085,926)	(1,085,926)	(1,668,396)	(1,648,978)	(3,876,081)	(3,847,982)

Investments in Project Partnerships	$ 97,267	$ 136,408	$ 411,872	$ 536,485	$ 593,156	$ 785,889

(1) In accordance with Gateway's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $719,103 in Series 10 and $1,392,126 in Series 11 for the year ended March 31, 2010; and cumulative suspended losses of $660,430 in Series 10 and $1,231,664 in Series 11 for the year ended March 31, 2009 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway’s policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 7 as of December 31 and the summarized statements of operations for the year ended December 31 of each year:

	SERIES 7
	2009	2008	2007
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 3,440,082	$ 4,760,067	$ 4,701,831
Investment properties, net	16,183,940	20,471,291	24,795,254
Other assets	38,062	34,399	38,318
Total assets	$ 19,662,084	$ 25,265,757	$ 29,535,403

Liabilities and Partners' Deficit:
Current liabilities	$ 786,978	$ 935,908	$ 1,071,844
Long-term debt	24,463,674	30,468,234	34,955,515
Total liabilities	25,250,652	31,404,142	36,027,359

Partners' deficit
Limited Partner	(5,270,577)	(5,737,510)	(6,059,892)
General Partners	(317,991)	(400,875)	(432,064)
Total partners' deficit	(5,588,568)	(6,138,385)	(6,491,956)

Total liabilities and partners' deficit	$ 19,662,084	$ 25,265,757	$ 29,535,403

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 5,284,523	$ 6,397,144	$ 7,209,575
Expenses:
Operating expenses	3,172,014	3,478,583	3,742,728
Interest expense	1,799,295	2,239,047	2,540,271
Depreciation and amortization	1,008,239	1,277,049	1,495,597

Total expenses	5,979,548	6,994,679	7,778,596

Net loss	$ (695,025)	$ (597,535)	$ (569,021)

Other partners' share of net income	$ 6,076	$ 20,242	$ 23,510

Gateway's share of net loss	$ (701,101)	$ (617,777)	$ (592,531)
Suspended losses	701,101	618,484	563,742

Equity in Income (Loss) of Project Partnerships	$ -	$ 707	$ (28,789)

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway’s policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 8 as of December 31 and the summarized statements of operations for the year ended December 31 of each year:

	SERIES 8 (1)
	2009	2008	2007
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 4,271,715	$ 4,572,520	$ 4,634,557
Investment properties, net	21,382,534	23,847,600	25,044,850
Other assets	341,101	252,930	266,834
Total assets	$ 25,995,350	$ 28,673,050	$ 29,946,241

Liabilities and Partners' Deficit:
Current liabilities	$ 1,527,103	$ 1,553,737	$ 1,562,014
Long-term debt	33,354,386	35,579,018	35,854,400
Total liabilities	34,881,489	37,132,755	37,416,414

Partners' deficit
Limited Partner	(8,199,433)	(7,701,622)	(6,781,537)
General Partners	(686,706)	(758,083)	(688,636)
Total partners' deficit	(8,886,139)	(8,459,705)	(7,470,173)

Total liabilities and partners' deficit	$ 25,995,350	$ 28,673,050	$ 29,946,241

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 6,930,389	$ 7,026,802	$ 6,962,343
Expenses:
Operating expenses	3,922,755	4,105,796	3,747,637
Interest expense	2,392,106	2,348,130	2,386,458
Depreciation and amortization	1,397,733	1,498,607	1,489,012

Total expenses	7,712,594	7,952,533	7,623,107

Net loss	$ (782,205)	$ (925,731)	$ (660,764)

Other partners' share of net loss	$ (4,368)	$ (4,084)	$ (131)

Gateway's share of net loss	$ (777,837)	$ (921,647)	$ (660,633)
Suspended losses	775,206	876,408	606,621

Equity in Loss of Project Partnerships	$ (2,631)	$ (45,239)	$ (54,012)

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

(1)    As discussed in Note 4, an affiliate of the General Partner (Value Partners, Inc.) is the operating general partner in one of the Project Partnerships included in Series 8 above (Logan Heights).  The Logan Heights Project Partnership is not consolidated in Gateway’s financial statements as Gateway’s investment in Logan Heights is accounted for under the equity method.  The information below is included for related party disclosure purposes.  The Project Partnership’s financial information for the years ending December 2009 and December 2008 is as follows:

	December 2009	December 2008
Total Assets	$ 430,280	$ 479,080
Total Liabilities	798,477	803,320
Gateway Deficit	(335,866)	(292,349)
Other Partner's Deficit	(32,331)	(31,891)
Total Revenue	161,288	154,655
Net Loss	$ (43,957)	$ (20,545)

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway’s policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 9 as of December 31 and the summarized statements of operations for the year ended December 31 of each year:

	SERIES 9
	2009	2008	2007
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 2,118,394	$ 2,339,114	$ 2,260,038
Investment properties, net	13,284,407	14,400,684	15,142,396
Other assets	30,637	16,667	42,650
Total assets	$ 15,433,438	$ 16,756,465	$ 17,445,084

Liabilities and Partners' Deficit:
Current liabilities	$ 488,554	$ 463,546	$ 437,188
Long-term debt	18,523,562	19,468,844	19,596,802
Total liabilities	19,012,116	19,932,390	20,033,990

Partners' deficit
Limited Partner	(3,139,742)	(2,739,514)	(2,187,748)
General Partners	(438,936)	(436,411)	(401,158)
Total partners' deficit	(3,578,678)	(3,175,925)	(2,588,906)

Total liabilities and partners' deficit	$ 15,433,438	$ 16,756,465	$ 17,445,084

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 3,633,336	$ 3,756,581	$ 3,716,532
Expenses:
Operating expenses	2,173,411	2,178,215	2,004,049
Interest expense	1,265,381	1,328,202	1,368,618
Depreciation and amortization	747,222	790,640	784,023

Total expenses	4,186,014	4,297,057	4,156,690

Net loss	$ (552,678)	$ (540,476)	$ (440,158)

Other partners' share of net (loss) income	$ (5,527)	$ 2,180	$ (4,402)

Gateway's share of net loss	$ (547,151)	$ (542,656)	$ (435,756)
Suspended losses	542,242	454,968	335,351

Equity in Loss of Project Partnerships	$ (4,909)	$ (87,688)	$ (100,405)

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway’s policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 10 as of December 31 and the summarized statements of operations for the year ended December 31 of each year:

	SERIES 10
	2009	2008	2007
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 1,953,105	$ 2,081,976	$ 1,992,544
Investment properties, net	10,387,780	11,212,400	11,593,014
Other assets	44,068	18,938	21,577
Total assets	$ 12,384,953	$ 13,313,314	$ 13,607,135

Liabilities and Partners' Equity (Deficit):
Current liabilities	$ 499,015	$ 473,965	$ 443,396
Long-term debt	11,952,788	12,832,733	12,934,608
Total liabilities	12,451,803	13,306,698	13,378,004

Partners' equity (deficit)
Limited Partner	425,714	500,409	684,835
General Partners	(492,564)	(493,793)	(455,704)
Total partners' equity (deficit)	(66,850)	6,616	229,131

Total liabilities and partners' equity (deficit)	$ 12,384,953	$ 13,313,314	$ 13,607,135

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 2,239,370	$ 2,397,697	$ 2,355,826
Expenses:
Operating expenses	1,358,362	1,397,130	1,304,691
Interest expense	642,742	683,133	716,599
Depreciation and amortization	439,815	486,635	479,429

Total expenses	2,440,919	2,566,898	2,500,719

Net loss	$ (201,549)	$ (169,201)	$ (144,893)

Other partners' share of net income (loss)	$ 9,623	$ 1,335	$ (2,167)

Gateway's share of net loss	$ (211,172)	$ (170,536)	$ (142,726)
Suspended losses	182,847	171,332	67,390

Equity in (Loss) Income of Project Partnerships	$ (28,325)	$ 796	$ (75,336)

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway’s policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 11 as of December 31 and the summarized statements of operations for the year ended December 31 of each year:

	SERIES 11
	2009	2008	2007
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 1,184,662	$ 1,144,132	$ 1,123,100
Investment properties, net	9,030,941	9,435,609	9,900,312
Other assets	284,542	278,980	271,652
Total assets	$ 10,500,145	$ 10,858,721	$ 11,295,064

Liabilities and Partners' Equity:
Current liabilities	$ 470,712	$ 429,490	$ 434,747
Long-term debt	9,799,866	9,916,521	10,035,475
Total liabilities	10,270,578	10,346,011	10,470,222

Partners' equity (deficit)
Limited Partner	646,030	896,880	1,175,899
General Partners	(416,463)	(384,170)	(351,057)
Total partners' equity	229,567	512,710	824,842

Total liabilities and partners' equity	$ 10,500,145	$ 10,858,721	$ 11,295,064

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 2,231,664	$ 2,161,398	$ 2,114,552
Expenses:
Operating expenses	1,349,500	1,310,769	1,170,777
Interest expense	603,738	606,842	607,244
Depreciation and amortization	525,030	523,527	529,741

Total expenses	2,478,268	2,441,138	2,307,762

Net loss	$ (246,604)	$ (279,740)	$ (193,210)

Other partners' share of net (loss) income	$ (5,551)	$ 15,831	$ (7,940)

Gateway's share of net loss	$ (241,053)	$ (295,571)	$ (185,270)
Suspended losses	160,461	179,920	110,518

Equity in Loss of Project Partnerships	$ (80,592)	$ (115,651)	$ (74,752)

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway’s policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 7 through 11 as of December 31 and the summarized statements of operations for the year ended December 31 of each year:

	TOTAL SERIES 7 - 11
	2009	2008	2007
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 12,967,958	$ 14,897,809	$ 14,712,070
Investment properties, net	70,269,602	79,367,584	86,475,826
Other assets	738,410	601,914	641,031
Total assets	$ 83,975,970	$ 94,867,307	$ 101,828,927

Liabilities and Partners' Deficit:
Current liabilities	$ 3,772,362	$ 3,856,646	$ 3,949,189
Long-term debt	98,094,276	108,265,350	113,376,800
Total liabilities	101,866,638	112,121,996	117,325,989

Partners' deficit
Limited Partner	(15,538,008)	(14,781,357)	(13,168,443)
General Partners	(2,352,660)	(2,473,332)	(2,328,619)
Total partners' deficit	(17,890,668)	(17,254,689)	(15,497,062)

Total liabilities and partners' deficit	$ 83,975,970	$ 94,867,307	$ 101,828,927

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 20,319,282	$ 21,739,622	$ 22,358,828
Expenses:
Operating expenses	11,976,042	12,470,493	11,969,882
Interest expense	6,703,262	7,205,354	7,619,190
Depreciation and amortization	4,118,039	4,576,458	4,777,802

Total expenses	22,797,343	24,252,305	24,366,874

Net loss	$ (2,478,061)	$ (2,512,683)	$ (2,008,046)

Other partners' share of net income	$ 253	$ 35,504	$ 8,870

Gateway's share of net loss	$ (2,478,314)	$ (2,548,187)	$ (2,016,916)
Suspended losses	2,361,857	2,301,112	1,683,622

Equity in Loss of Project Partnerships	$ (116,457)	$ (247,075)	$ (333,294)

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

Gateway’s equity by Series as reflected by the Project Partnerships differs from the Investments in Project Partnerships before acquisition fees and expenses, amortization and impairment reserves by Series primarily because of suspended losses (refer to Note 2 for discussion of suspended losses).

By Series these differences are as follows:

	Equity Per Project Partnership	Equity Per Gateway
Series 7	$ (5,270,577)	$ 309,799
Series 8	(8,199,433)	(91,079)
Series 9	(3,139,742)	182,590
Series 10	425,714	1,156,204
Series 11	646,030	2,012,924

NOTE 6 – SUMMARY OF DISPOSITION ACTIVITIES:

Gateway at one time held investments in 133 Project Partnerships (39 in Series 7, 43 in Series 8, 24 in Series 9, 15 in Series 10, and 12 in Series 11).  As of March 31, 2010, Gateway has sold its interest in 14 Project Partnerships (9 in Series 7, 3 in Series 8, 1 in Series 9, and 1 in Series 10).  A summary of the sale transactions for the Project Partnerships disposed during the past three fiscal years are summarized below:

Fiscal Year 2010 Disposition Activity:

Series 7

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
August 2009	Mountain City Manor	$ 36,860	$ 3.54	$ 38,190
August 2009	Tazewell Village	41,290	3.97	42,620
August 2009	Jamestown Village	36,450	3.51	37,864
August 2009	Clinch View Manor	134,400	12.93	135,814
May 2009	Spring Creek Apartments II LP	46,520	4.48	46,030
				$ 300,518

The net proceeds per LP unit from the sale of Mountain City Manor, Tazewell Village, Jamestown Village, Clinch View Manor, and Spring Creek Apartments II LP were distributed to the Series 7 Limited Partners in September 2009.

Series 8

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
January 2010	South Brenchley	$ 13,000	$ 1.30	$ 13,000
January 2010	Cimmaron Station	10,000	1.00	10,000
$ 23,000

The net proceeds per LP unit from the sale of South Brenchely and Cimmaron Station are a component of the Distribution Payable on the Balance Sheet as of March 31, 2010.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 8 Limited Partners in a subsequent quarter.

Series 9

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
January 2010	Mountain Glen	$ 10,000	$ 1.59	$ 10,000
$ 10,000

The net proceeds per LP unit from the sale of Mountain Glen are a component of the Distribution Payable on the Balance Sheet as of March 31, 2010.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 9 Limited Partners in a subsequent quarter.

NOTE 6 – SUMMARY OF DISPOSITION ACTIVITIES (Continued):

Series 10

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
January 2010	Redstone	$ 10,000	$ 1.98	$ 10,000
$ 10,000

The net proceeds per LP unit from the sale of Redstone are a component of the Distribution Payable on the Balance Sheet as of March 31, 2010.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 10 Limited Partners in a subsequent quarter.

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

NOTE 7 - SIGNIFICANT EQUITY INVESTEES:

Certain Project Partnerships constitute 20% or more of assets, equity or income (loss) from continuing operations of the respective Series in which they are held ("Significant Project Partnerships").  In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized results of operations as of December 31, 2009 for each Significant Project Partnership:

Series 7
Cardinal Apartments
Rental and other income	$ 91,690
Gross profit	36,104
Net income	$ 9,427

Series 10
Stigler Properties
Rental and other income	$ 93,703
Gross profit	33,502
Net income	$ 4,398

Series 11
	Creekstone Apartments, L.P.	Magnolia Place Apartments, L.P.
Rental and other income	$ 225,779	$ 147,415
Gross profit	21,672	39,200
Net loss	$ (47,644)	$ (3,016)

NOTE 8 - TAXABLE INCOME (LOSS):

The following is a reconciliation between net income (loss) as reported in the financial statements and Gateway’s income (loss) for tax purposes:

SERIES 7	2010	2009	2008
Net Income (Loss) per Financial Statements	$ 142,985	$ (349,081)	$ (345,647)

Equity in Loss of Project Partnerships for tax purposes
in excess of losses for financial statement purposes	(885,009)	(869,112)	(734,090)

Adjustments to convert March 31, fiscal year end
to December 31, taxable year end	(9,544)	(7,336)	3,910

Additional Gain on Sale of Project Partnerships for tax purposes	1,084,221	1,432,602	-

Items Expensed for Tax purposes not expensed
for Financial Statement purposes:
Administrative Expense	(2,993)	-	-

Items Expensed for Financial Statement purposes
not expensed for Tax purposes:
Asset Management Fee	70,755	82,694	85,596
Amortization Expense	1,472	10,091	27,255
Impairment Expense	-	183,299	99,867
Other Adjustments	(37,873)	(31,798)	(28,978)

Gateway income (loss) for tax purposes as of December 31	$ 364,014	$ 451,359	$ (892,087)

	December 31,	December 31,	December 31,
	2009	2008	2007

Federal Low Income Housing Tax Credits (Unaudited)	$ -	$ -	$ -

The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2010 are as follows:

	Financial	Tax
	Reporting	Reporting
	Purposes	Purposes	Differences
Investments in Project
Partnerships	$ 84,017	$ (7,107,680)	$ 7,191,697

Other Assets	$ 209,702	$ 1,405,354	$ (1,195,652)

Liabilities	$ 1,073,690	$ 36,812	$ 1,036,878

NOTE 8 - TAXABLE INCOME (LOSS) (Continued):

The following is a reconciliation between net loss as reported in the financial statements and Gateway’s loss for tax purposes:

SERIES 8	2010	2009	2008
Net Loss per Financial Statements	$ (91,802)	$ (517,416)	$ (251,652)

Equity in Loss of Project Partnerships for tax purposes
in excess of losses for financial statement purposes	(1,027,610)	(1,015,861)	(786,382)

Adjustments to convert March 31, fiscal year end
to December 31, taxable year end	(34,033)	(2,148)	10,213

Additional (Loss) Gain on Sale of Project Partnerships for tax purposes	(23,000)	281,596	(68,000)

Items Expensed for Financial Statement purposes
not expensed for Tax purposes:
Asset Management Fee	85,907	86,971	89,020
Amortization Expense	3,635	11,827	12,821
Administrative Expense	349	-	-
Impairment Expense	8,681	221,243	31,346
Other Adjustments	(22,916)	(23,552)	(25,785)

Gateway loss for tax purposes as of December 31	$ (1,100,789)	$ (957,340)	$ (988,419)

	December 31,	December 31,	December 31,
	2009	2008	2007

Federal Low Income Housing Tax Credits (Unaudited)	$ -	$ -	$ -

The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2010 are as follows:

	Financial	Tax
	Reporting	Reporting
	Purposes	Purposes	Differences
Investments in Project
Partnerships	$ -	$ (10,313,340)	$ 10,313,340

Other Assets	$ 238,988	$ 1,449,341	$ (1,210,353)

Liabilities	$ 1,274,114	$ 195,467	$ 1,078,647

NOTE 8 - TAXABLE INCOME (LOSS) (Continued):

The following is a reconciliation between net loss as reported in the financial statements and Gateway’s loss for tax purposes:

SERIES 9	2010	2009	2008
Net Loss per Financial Statements	$ (120,481)	$ (416,956)	$ (242,723)

Equity in Loss of Project Partnerships for tax purposes
in excess of losses for financial statement purposes	(716,217)	(600,667)	(469,803)

Adjustments to convert March 31, fiscal year end
to December 31, taxable year end	(3,270)	(3,230)	4,869

Additional Loss on Sale of Project Partnerships for tax purposes	(10,000)	-	-

Items Expensed for Financial Statement purposes
not expensed for Tax purposes:
Asset Management Fee	48,651	48,897	49,068
Amortization Expense	4,756	10,547	12,053
Impairment Expense	-	180,400	-
Other Adjustments	(20,305)	(8,456)	(5,960)

Gateway loss for tax purposes as of December 31	$ (816,866)	$ (789,465)	$ (652,496)

	December 31,	December 31,	December 31,
	2009	2008	2007

Federal Low Income Housing Tax Credits (Unaudited)	$ -	$ -	$ -

The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2010 are as follows:

	Financial	Tax
	Reporting	Reporting
	Purposes	Purposes	Differences
Investments in Project
Partnerships	$ -	$ (5,041,388)	$ 5,041,388

Other Assets	$ 96,912	$ 846,340	$ (749,428)

Liabilities	$ 700,601	$ 38,458	$ 662,143

NOTE 8 - TAXABLE INCOME (LOSS) (Continued):

The following is a reconciliation between net loss as reported in the financial statements and Gateway’s loss for tax purposes:

SERIES 10	2010	2009	2008
Net Loss per Financial Statements	$ (100,294)	$ (609,675)	$ (561,574)

Equity in Loss of Project Partnerships for tax purposes
in excess of losses for financial statement purposes	(400,541)	(362,615)	(232,828)

Adjustments to convert March 31, fiscal year end
to December 31, taxable year end	(6,201)	(8,404)	5,828

Additional Loss on Sale of Project Partnerships for tax purposes	(10,000)	-	-

Items Expensed for Financial Statement purposes
not expensed for Tax purposes:
Asset Management Fee	33,464	33,572	33,536
Amortization Expense	5,729	21,712	24,105
Impairment Expense	-	506,918	376,185
Other Adjustments	(11,171)	(5,075)	(3,311)

Gateway loss for tax purposes as of December 31	$ (489,014)	$ (423,567)	$ (358,059)

	December 31,	December 31,	December 31,
	2009	2008	2007

Federal Low Income Housing Tax Credits (Unaudited)	$ -	$ -	$ -

The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2010 are as follows:

	Financial	Tax
	Reporting	Reporting
	Purposes	Purposes	Differences
Investments in Project
Partnerships	$ 97,267	$ (2,152,439)	$ 2,249,706

Other Assets	$ 153,638	$ 754,300	$ (600,662)

Liabilities	$ 244,286	$ 28,653	$ 215,633

NOTE 8 - TAXABLE INCOME (LOSS) (Continued):

The following is a reconciliation between net loss as reported in the financial statements and Gateway’s loss for tax purposes:

SERIES 11	2010	2009	2009
Net Loss per Financial Statements	$ (188,280)	$ (468,075)	$ (628,777)

Equity in Loss of Project Partnerships for tax purposes
in excess of losses for financial statement purposes	(216,230)	(177,877)	(198,370)

Adjustments to convert March 31, fiscal year end
to December 31, taxable year end	(3,915)	231	4,322

Items Expensed for Financial Statement purposes
not expensed for Tax purposes:
Asset Management Fee	28,181	28,518	28,620
Amortization Expense	16,635	30,110	33,497
Impairment Expense	19,418	248,250	454,605
Other Adjustments	(3,582)	(2,782)	(2,782)

Gateway loss for tax purposes as of December 31	$ (347,773)	$ (341,625)	$ (308,885)

	December 31,	December 31,	December 31,
	2009	2008	2007

Federal Low Income Housing Tax Credits (Unaudited)	$ -	$ -	$ -

The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2010 are as follows:

	Financial	Tax
	Reporting	Reporting
	Purposes	Purposes	Differences
Investments in Project
Partnerships	$ 411,872	$ 390,354	$ 21,518

Other Assets	$ 209,968	$ 671,112	$ (461,144)

Liabilities	$ 119,675	$ 4,283	$ 115,392

NOTE 8 - TAXABLE INCOME (LOSS) (Continued):

The following is a reconciliation between net loss as reported in the financial statements and Gateway’s loss for tax purposes:

TOTAL SERIES 7 - 11	2010	2009	2008
Net Loss per Financial Statements	$ (357,872)	$ (2,361,203)	$ (2,030,373)

Equity in Loss of Project Partnerships for tax purposes
in excess of losses for financial statement purposes	(3,245,607)	(3,026,132)	(2,421,473)

Adjustments to convert March 31, fiscal year end
to December 31, taxable year end	(56,963)	(20,887)	29,142

Additional Gain (Loss) on Sale of Project Partnerships for tax purposes	1,041,221	1,714,198	(68,000)

Items Expensed for Tax purposes not expensed
for Financial Statement purposes:
Administrative Expense	(2,993)	-	-

Items Expensed for Financial Statement purposes
not expensed for Tax purposes:
Asset Management Fee	266,958	280,652	285,841
Amortization Expense	32,227	84,287	109,731
Administrative Expense	349	-	-
Impairment Expense	28,099	1,340,110	962,003
Other Adjustments	(95,847)	(71,663)	(66,816)

Gateway loss for tax purposes as of December 31	$ (2,390,428)	$ (2,060,638)	$ (3,199,945)

The difference in the total value of Gateway’s Investments in Project Partnerships is approximately $7,191,697 higher for Series 7, $10,313,340 higher for Series 8, $5,041,388 higher for Series 9, and $2,249,706 higher for Series 10 for financial reporting purposes than for tax return purposes because (i) there were depreciation differences between financial reporting purposes and tax return purposes and (ii) certain expenses are not deductible for tax return purposes.  The financial reporting value and the tax value for Series 11 are approximately equal as of December 31, 2009.

The differences in the assets and liabilities of Gateway for financial reporting purposes and tax reporting purposes for the year ended March 31, 2010 are as follows:

	Financial	Tax
	Reporting	Reporting
	Purposes	Purposes	Differences
Investments in Project
Partnerships	$ 593,156	$ (24,224,493)	$ 24,817,649

Other Assets	$ 909,208	$ 5,126,447	$ (4,217,239)

Liabilities	$ 3,412,366	$ 303,672	$ 3,108,694

NOTE 9 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

Series 7	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2010	6/30/2009	9/30/2009	12/31/2009	3/31/2010

Total Revenues	$ 6,438	$ 12,526	$ 7,640	$ 4,585

Net Income (Loss)	$ 3,672	$ 208,886	$ (35,207)	$ (34,366)

(Loss) Earnings Per Weighted Average
Limited Partnership Unit Outstanding	$ (4.08)	$ 19.09	$ (3.39)	$ (3.30)

Series 8	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2010	6/30/2009	9/30/2009	12/31/2009	3/31/2010

Total Revenues	$ 9,236	$ 4,524	$ 3,218	$ 6,822

Net Loss	$ (31,199)	$ (35,891)	$ (24,272)	$ (440)

Loss Per Weighted Average Limited
Partnership Unit Outstanding	$ (3.09)	$ (3.56)	$ (2.41)	$ (2.33)

Series 9	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2010	6/30/2009	9/30/2009	12/31/2009	3/31/2010

Total Revenues	$ 3,838	$ 9,015	$ 1,959	$ 1,050

Net Loss	$ (30,372)	$ (33,891)	$ (32,021)	$ (24,197)

Loss Per Weighted Average Limited
Partnership Unit Outstanding	$ (4.81)	$ (5.36)	$ (5.07)	$ (5.41)

Series 10	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2010	6/30/2009	9/30/2009	12/31/2009	3/31/2010

Total Revenues	$ 1,812	$ 700	$ 1,432	$ 4,714

Net Loss	$ (21,559)	$ (34,710)	$ (29,578)	$ (14,447)

Loss Per Weighted Average Limited
Partnership Unit Outstanding	$ (4.23)	$ (6.81)	$ (5.81)	$ (4.80)

NOTE 9 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued):

Series 11	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2010	6/30/2009	9/30/2009	12/31/2009	3/31/2010

Total Revenues	$ 600	$ 2,982	$ -	$ 625

Net Loss	$ (46,180)	$ (57,263)	$ (55,858)	$ (28,979)

Loss Per Weighted Average Limited
Partnership Unit Outstanding	$ (8.92)	$ (11.06)	$ (10.79)	$ (5.59)

Series 7 - 11	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2010	6/30/2009	9/30/2009	12/31/2009	3/31/2010

Total Revenues	$ 21,924	$ 29,747	$ 14,249	$ 17,796

Net (Loss) Income	$ (125,638)	$ 47,131	$ (176,936)	$ (102,429)

Series 7	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2009	6/30/2008	9/30/2008	12/31/2008	3/31/2009

Total Revenues	$ 876	$ 11,615	$ 2,656	$ 11,269

Net Loss	$ (56,594)	$ (62,686)	$ (186,381)	$ (43,420)

Loss Per Weighted Average Limited
Partnership Unit Outstanding	$ (5.39)	$ (5.97)	$ (21.89)	$ (4.13)

Series 8	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2009	6/30/2008	9/30/2008	12/31/2008	3/31/2009

Total Revenues	$ 7,765	$ 3,528	$ 1,104	$ 5,938

Net Loss	$ (54,038)	$ (68,692)	$ (337,562)	$ (57,124)

Loss Per Weighted Average Limited
Partnership Unit Outstanding	$ (5.36)	$ (6.81)	$ (33.49)	$ (5.70)

NOTE 9 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued):

Series 9	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2009	6/30/2008	9/30/2008	12/31/2008	3/31/2009

Total Revenues	$ 2,821	$ 1,724	$ -	$ 5,493

Net Loss	$ (45,971)	$ (50,267)	$ (265,616)	$ (55,102)

Loss Per Weighted Average Limited
Partnership Unit Outstanding	$ (7.28)	$ (7.96)	$ (42.05)	$ (8.71)

Series 10	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2009	6/30/2008	9/30/2008	12/31/2008	3/31/2009

Total Revenues	$ 3,243	$ 1,400	$ 432	$ 7,227

Net Loss	$ (10,722)	$ (58,758)	$ (489,550)	$ (50,645)

Loss Per Weighted Average Limited
Partnership Unit Outstanding	$ (2.10)	$ (11.53)	$ (96.10)	$ (9.96)

Series 11	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2009	6/30/2008	9/30/2008	12/31/2008	3/31/2009

Total Revenues	$ -	$ 2,182	$ -	$ -

Net Loss	$ (26,392)	$ (52,588)	$ (291,860)	$ (97,235)

Loss Per Weighted Average Limited
Partnership Unit Outstanding	$ (5.10)	$ (10.15)	$ (56.36)	$ (18.77)

Series 7 - 11	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2009	6/30/2008	9/30/2008	12/31/2008	3/31/2009

Total Revenues	$ 14,705	$ 20,449	$ 4,192	$ 29,927

Net Loss	$ (193,717)	$ (292,991)	$ (1,570,969)	$ (303,526)

Item 9.  Changes in and disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A.  Controls and Procedures

Not applicable to Gateway’s annual report for fiscal year ended March 31, 2010.

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

Under the supervision and with the participation of the Managing General Partner’s management, including the Chief Executive Officer and Chief Financial Officer, Gateway has evaluated the effectiveness of its disclosure controls and procedures applicable to each of the Series as well as to the total partnership pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures applicable to each of the Series as well as to the total partnership are effective.  There were no changes in Gateway’s internal control over financial reporting during the year ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, Gateway’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of Gateway’s internal control over financial reporting applicable to each of the Series as well as to the total partnership based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management concluded that Gateway’s internal control over financial reporting applicable to each of the Series as well as to the total partnership was effective as of March 31, 2010.

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

Ronald M. Diner, age 66, is President and a Director.  He is a Senior Vice President of Raymond James & Associates, Inc., with whom he has been employed since June 1983.  Mr. Diner received an MBA degree from Columbia University (1968) and a BS degree from Trinity College (1966).  Prior to joining Raymond James & Associates, Inc., he managed the broker-dealer activities of Pittway Real Estate, Inc., a real estate development firm.  He was previously a loan officer at Marine Midland Realty Credit Corp., and spent three years with Common, Dann & Co., a New York regional investment firm.  He has served as a member of the Board of Directors of the Council for Rural Housing and Development, a national organization of developers, managers and syndicators of properties developed under the RECD Section 515 program, and is a member of the Board of Directors of the Florida Council for Rural Housing and Development.  Mr. Diner has been a speaker and panel member at state and national seminars relating to the low-income housing credit.

J. Davenport Mosby III, age 54, is a Vice President and a Director.  He is a Senior Managing Director of Raymond James & Associates, Inc. which he joined in 1982.  Mr. Mosby received an MBA from the Harvard Business School (1982).  He graduated magna cum laude with a BA from Vanderbilt University where he was elected to Phi Beta Kappa.

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

The officers and directors of Raymond James Partners, Inc. are as follows:

J. Davenport Mosby III is a Director and President.

Ronald M. Diner is a Director and Vice President.

Mary Jean Kissner is a Vice President.

Sandra Humphries is Secretary and Treasurer.  She also serves in the same capacities for the Managing General Partner.

Item 11.  Executive Compensation

Gateway has no directors or officers.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Neither of the General Partners own any units of the outstanding securities of Gateway as of March 31, 2010.  Ronald M. Diner, President of Raymond James Tax Credit Funds, Inc. owns 5 units of Series 7.  None of the other directors and officers own any units of the outstanding securities of Gateway as of March 31, 2010.

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

For the years ended March 31, 2010, 2009 and 2008 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

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

	2010	2009	2008
Series 7	$ 67,188	$ 80,024	$ 85,596
Series 8	85,780	86,288	89,020
Series 9	48,589	48,840	49,068
Series 10	33,424	33,584	33,536
Series 11	28,124	28,352	28,699
Total	$ 263,105	$ 277,088	$ 285,919

General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis.  This expense is included in the Statements of Operations.

	2010	2009	2008
Series 7	$ 82,933	$ 114,225	$ 124,429
Series 8	-	130,191	136,878
Series 9	62,259	74,395	76,571
Series 10	38,620	46,497	47,857
Series 11	34,766	37,198	38,286
Total	$ 218,578	$ 402,506	$ 424,021

Total unpaid asset management fees and administrative expenses payable to the General Partners, which are included on the Balance Sheet as of March 31, 2010 and 2009 are as follows:

	March .31, 2010	March 31, 2009
Series 7	$ 1,068,624	$ 957,535
Series 8	1,250,729	1,120,864
Series 9	690,601	607,215
Series 10	234,286	178,661
Series 11	119,675	92,089
Total	$ 3,363,915	$ 2,956,364

Item 14.  Principal Accounting Fees & Services

Audit Fees

The aggregate fees billed by Gateway’s principal accounting firm, Reznick Group, P.C., for professional services rendered for the audit of the annual financial statements, various matters related to SEC filings, and review of financial statements included in Gateway’s quarterly report on Form 10-Q amounted to $77,900 and $83,660 for the years ended March 31, 2010 and 2009, respectively.

Tax Fees

During fiscal 2010 and 2009, Spence, Marston, Bunch, Morris and Co. was engaged to prepare Gateway’s federal tax return, for which they billed $9,500 and $9,000 for the years ended March 31, 2010 and 2009, respectively.

Other Fees

The two members of Raymond James Tax Credit Funds, Inc. Board of Directors, Ronald M. Diner and J. Davenport Mosby III also serve as the members of the Audit Committee on behalf of Gateway.  The audit committee charter requires that the committee approve the engagement of the principal accounting firm prior to the rendering of any audit or non-audit services.  During fiscal 2010, 100% of the audit related and other services and 100% of the tax services were pre-approved by the Audit Committee.

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

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2009

SERIES 7
Apartment Properties
		# of	Mortgage Loan
Partnership	Location	Units	Balance

Nottingham	Pisgah, AL	18	543,483
Washington	Bloomfield, NE	24	768,989
BrookStone	McCaysville, GA	40	1,138,921
N. Irvine	Irvine, KY	24	759,356
Horton	Horton, KS	24	737,271
Manchester	Manchester, GA	42	1,146,609
Waynesboro	Waynesboro, GA	24	639,904
Lakeland II	Lakeland, GA	30	797,293
Mt. Vernon	Mt. Vernon, GA	24	705,097
Meadow Run	Dawson, GA	48	1,359,711
Warm Springs	Warm Springs, GA	22	646,641
Blue Ridge	Blue Ridge, GA	41	1,049,052
Pioneer	Mountain View, AR	48	1,163,506
Dilley	Dilley, TX	28	697,422
Elsa	Elsa, TX	40	994,035
Leander	Leander, TX	36	878,391
Louisa Sr.	Louisa, KY	36	1,136,721
Orchard Commons	Crab Orchard, KY	12	300,913
Vardaman	Vardaman, MS	24	700,893
Heritage Park	Paze, AZ	32	1,193,859
BrooksHollow	Jasper, GA	40	1,124,615
Cavalry Crossing	Ft. Scott, KS	40	1,362,843
Carson City	Carson City, KS	24	755,262
Matteson	Capa, KS	24	730,317
Pembroke	Pembroke, KY	16	485,068
Robynwood	Cynthiana, KY	24	732,285
Atoka	Atoka, OK	24	639,604
Coalgate	Coalgate, OK	24	640,175
Hill Creek	West Blocton, AL	24	739,126
Cardinal	Mountain Home. AR	32	89,665

Total Series 7		889	$ 24,657,027

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2009

SERIES 7	Cost at Acquisition Date
Apartment Properties			Net Improvements
		Buildings	Capitalized
		Improvements	Subsequent to
Partnership	Land	& Equipment	Acquisition

Nottingham	21,070	695,113	74,786
Washington	30,000	401,435	562,392
BrookStone	45,000	176,183	1,244,048
N. Irvine	27,600	696,407	314,556
Horton	15,615	641,460	275,465
Manchester	40,000	243,179	1,191,337
Waynesboro	45,310	107,860	666,100
Lakeland II	30,000	149,453	830,194
Mt. Vernon	19,500	156,335	724,691
Meadow Run	20,000	241,802	1,483,038
Warm Springs	45,000	196,691	581,001
Blue Ridge	0	234,193	1,104,950
Pioneer	30,000	1,092,918	408,362
Dilley	30,000	847,755	13,210
Elsa	40,000	1,286,910	15,105
Leander	46,000	1,063,200	77,553
Louisa Sr.	90,000	449,409	912,512
Orchard Commons	28,789	452,556	(30,458)
Vardaman	15,000	93,877	820,405
Heritage Park	199,000	1,243,700	214,180
BrooksHollow	67,155	183,029	1,232,605
Cavalry Crossing	82,300	894,246	926,649
Carson City	86,422	354,778	537,892
Matteson	28,438	556,314	382,568
Pembroke	22,000	190,283	376,434
Robynwood	35,000	315,110	612,567
Atoka	16,000	819,334	0
Coalgate	22,500	806,005	0
Hill Creek	29,337	622,291	357,319
Cardinal	24,207	650,852	110,181

Total Series 7	$ 1,231,243	$ 15,862,678	$ 16,019,642

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2009

SERIES 7
Apartment Properties	Gross Amount At Which Carried At December 31, 2009
		Buildings,
		Improvements
Partnership	Land	& Equipment	Total

Nottingham	23,500	767,469	790,969
Washington	59,615	934,212	993,827
BrookStone	49,540	1,415,691	1,465,231
N. Irvine	29,750	1,008,813	1,038,563
Horton	15,615	916,925	932,540
Manchester	49,455	1,425,061	1,474,516
Waynesboro	37,500	781,770	819,270
Lakeland II	29,600	980,047	1,009,647
Mt. Vernon	19,500	881,026	900,526
Meadow Run	40,000	1,704,840	1,744,840
Warm Springs	20,000	802,692	822,692
Blue Ridge	0	1,339,143	1,339,143
Pioneer	151,303	1,379,977	1,531,280
Dilley	30,000	860,965	890,965
Elsa	40,000	1,302,015	1,342,015
Leander	174,104	1,012,649	1,186,753
Louisa Sr.	98,550	1,353,371	1,451,921
Orchard Commons	28,789	422,098	450,887
Vardaman	15,000	914,282	929,282
Heritage Park	199,000	1,457,880	1,656,880
BrooksHollow	76,870	1,405,919	1,482,789
Cavalry Crossing	101,365	1,801,830	1,903,195
Carson City	40,028	939,064	979,092
Matteson	39,000	928,320	967,320
Pembroke	22,000	566,717	588,717
Robynwood	35,000	927,677	962,677
Atoka	16,000	819,334	835,334
Coalgate	22,500	806,005	828,505
Hill Creek	29,337	979,610	1,008,947
Cardinal	24,207	761,033	785,240

Total Series 7	$ 1,517,128	$ 31,596,435	$ 33,113,563

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2009

SERIES 7
Apartment Properties
	Accumulated	Depreciable Life
Partnership	Depreciation

Nottingham	326,437	5.0-40.0
Washington	581,632	5.0-30.0
BrookStone	830,156	5.0-27.5
N. Irvine	440,125	5.0-40.0
Horton	626,286	5.0-25.0
Manchester	784,605	5.0-25.0
Waynesboro	436,049	10.0-30.0
Lakeland II	555,690	10.0-30.0
Mt. Vernon	498,654	5.0-30.0
Meadow Run	988,618	7.0-27.5
Warm Springs	458,650	5.0-40.0
Blue Ridge	800,701	5.0-25.0
Pioneer	668,764	12.0-40.0
Dilley	302,902	5.0-50.0
Elsa	519,589	7.0-50.0
Leander	696,512	7.0-30.0
Louisa Sr.	565,411	5.0-40.0
Orchard Commons	178,542	5.0-40.0
Vardaman	399,186	5.0-40.0
Heritage Park	931,594	7.0-27.5
BrooksHollow	792,979	5.0-27.5
Cavalry Crossing	799,280	12.0-40.0
Carson City	583,979	7.0-27.5
Matteson	591,834	7.0-27.5
Pembroke	233,771	5.0-40.0
Robynwood	380,735	5.0-40.0
Atoka	551,076	5.0-25.0
Coalgate	547,847	5.0-25.0
Hill Creek	556,361	7.0-27.5
Cardinal	301,659	7.0-27.5

Total Series 7	$ 16,929,624

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2009

SERIES 8
Apartment Properties
		# of	Mortgage Loan
Partnership	Location	Units	Balance

Purdy	Purdy, MO	16	438,320
Galena	Galena, KS	24	582,616
Antlers 2	Antlers, OK	24	598,937
Holdenville	Holdenville, OK	24	683,356
Wetumka	Wetumka, OK	24	617,981
Mariners Cove	Marine City, MI	32	993,429
Mariners Cove Sr.	Marine City, MI	24	769,405
Antlers	Antlers, OK	36	1,044,395
Bentonville	Bentonville, AR	24	428,836
Deerpoint	Elgin, AL	24	694,647
Aurora	Aurora, MO	28	697,146
Baxter	Baxter Springs, KS	16	404,632
Arbor Gate	Bridgeport, AL	24	718,331
Timber Ridge	Collinsville, AL	24	703,470
Concordia Sr.	Concordia, KS	24	650,904
Mountainburg	Mountainburg, AR	24	676,155
Lincoln	Pierre, SD	25	856,356
Fox Ridge	Russellville, AL	24	711,785
Meadow View	Bridgeport, NE	16	566,281
Sheridan	Auburn, NE	16	580,037
Grand Isle	Grand Isle, ME	16	955,671
Meadowview	Van Buren, AR	29	697,049
Taylor	Taylor, TX	44	1,187,152
Brookwood	Gainesboro, TN	44	1,394,931
Pleasant Valley	Lynchburg, TN	33	1,053,708
Reelfoot	Ridgely, TN	20	620,137
River Rest	Newport, TN	34	1,101,800
Kirskville	Kirksville, MO	24	656,681
Kenton	Kenton, OH	46	1,372,636
Lovingston	Lovingston, VA	64	2,122,929
Pontotoc	Pontotoc, MS	36	1,060,624
Hustonville	Hustonville, KY	16	495,223
Northpoint	Jackson, KY	24	858,782
Brooks Field	Louisville, GA	32	918,218
Brooks Lane	Clayton, GA	36	1,062,523
Brooks Point	Dahlonega, GA	41	1,318,681
Brooks Run	Jasper, GA	24	730,946
Logan Heights	Russellville, KY	24	753,006
Lakeshore 2	Tuskegee, AL	36	1,112,701
Cottondale	Cottondale, FL	25	737,499

Total Series 8		1,121	$ 33,627,916

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2009

SERIES 8	Cost at Acquisition Date
Apartment Properties			Net Improvements
		Buildings	Capitalized
		Improvements	Subsequent to
Partnership	Land	& Equipment	Acquisition

Purdy	64,823	493,596	83,463
Galena	19,200	362,505	482,524
Antlers 2	26,000	761,859	0
Holdenville	15,000	877,598	0
Wetumka	19,977	792,876	0
Mariners Cove	117,192	1,134,974	(115,440)
Mariners Cove Sr.	72,252	901,745	65,786
Antlers	50,529	1,270,510	0
Bentonville	15,220	743,269	0
Deerpoint	33,250	912,974	2,600
Aurora	164,350	716,471	96,331
Baxter	13,800	418,296	190,821
Arbor Gate	43,218	873,748	42,925
Timber Ridge	15,145	879,334	62,821
Concordia Sr.	65,000	776,131	(14,742)
Mountainburg	20,000	863,990	0
Lincoln	121,000	933,872	132,133
Fox Ridge	35,000	867,785	6,325
Meadow View	29,000	686,959	35,343
Sheridan	20,100	373,018	435,865
Grand Isle	20,000	1,180,210	12,623
Meadowview	40,000	954,717	0
Taylor	105,335	1,185,923	239,205
Brookwood	28,148	1,780,090	9,389
Pleasant Valley	56,269	1,288,452	78,025
Reelfoot	13,000	118,127	697,866
River Rest	50,750	431,259	977,810
Kirskville	50,000	188,140	593,352
Kenton	61,699	785,703	934,357
Lovingston	178,985	2,215,782	446,501
Pontotoc	40,500	312,296	1,006,570
Hustonville	20,000	672,270	30,515
Northpoint	140,000	942,599	50,766
Brooks Field	45,762	113,295	1,017,683
Brooks Lane	57,500	123,401	1,197,092
Brooks Point	108,000	135,053	1,415,911
Brooks Run	50,000	158,025	733,603
Logan Heights	24,600	422,778	510,002
Lakeshore 2	45,000	273,501	1,154,567
Cottondale	36,000	911,975	344

Total Series 8	$ 2,131,604	$ 29,835,106	$ 12,612,936

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2009

SERIES 8
Apartment Properties	Gross Amount At Which Carried At December 31, 2009
		Buildings,
		Improvements
Partnership	Land	& Equipment	Total

Purdy	77,828	564,054	641,882
Galena	89,582	774,647	864,229
Antlers 2	26,000	761,859	787,859
Holdenville	15,000	877,598	892,598
Wetumka	19,977	792,876	812,853
Mariners Cove	122,656	1,014,070	1,136,726
Mariners Cove Sr.	46,216	993,567	1,039,783
Antlers	50,529	1,270,510	1,321,039
Bentonville	15,220	743,269	758,489
Deerpoint	19,500	929,324	948,824
Aurora	168,675	808,477	977,152
Baxter	50,765	572,152	622,917
Arbor Gate	48,116	911,775	959,891
Timber Ridge	16,745	940,555	957,300
Concordia Sr.	65,000	761,389	826,389
Mountainburg	20,000	863,990	883,990
Lincoln	136,047	1,050,958	1,187,005
Fox Ridge	35,000	874,110	909,110
Meadow View	29,000	722,302	751,302
Sheridan	36,276	792,707	828,983
Grand Isle	20,000	1,192,833	1,212,833
Meadowview	40,000	954,717	994,717
Taylor	105,334	1,425,129	1,530,463
Brookwood	28,148	1,789,479	1,817,627
Pleasant Valley	56,269	1,366,477	1,422,746
Reelfoot	13,827	815,166	828,993
River Rest	52,062	1,407,757	1,459,819
Kirskville	50,000	781,492	831,492
Kenton	61,699	1,720,060	1,781,759
Lovingston	171,772	2,669,496	2,841,268
Pontotoc	40,500	1,318,866	1,359,366
Hustonville	30,134	692,651	722,785
Northpoint	142,950	990,415	1,133,365
Brooks Field	45,761	1,130,979	1,176,740
Brooks Lane	80,108	1,297,885	1,377,993
Brooks Point	108,000	1,550,964	1,658,964
Brooks Run	50,366	891,262	941,628
Logan Heights	24,600	932,780	957,380
Lakeshore 2	46,014	1,427,054	1,473,068
Cottondale	36,000	912,319	948,319

Total Series 8	$ 2,291,676	$ 42,287,970	$ 44,579,646

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2009

SERIES 8
Apartment Properties
	Accumulated	Depreciable Life
Partnership	Depreciation

Purdy	426,146	7.0-27.5
Galena	522,218	7.0-27.5
Antlers 2	512,647	5.0-25.0
Holdenville	576,567	5.0-25.0
Wetumka	523,138	5.0-25.0
Mariners Cove	785,029	7.0-27.5
Mariners Cove Sr.	615,767	7.0-27.5
Antlers	843,044	10.0-25.0
Bentonville	512,704	5.0-25.0
Deerpoint	334,305	5.0-50.0
Aurora	626,992	7.0-27.5
Baxter	373,810	7.0-27.5
Arbor Gate	388,936	5.0-40.0
Timber Ridge	401,079	5.0-40.0
Concordia Sr.	496,923	5.0-25.0
Mountainburg	567,210	5.0-25.0
Lincoln	644,174	7.0-27.5
Fox Ridge	300,394	5.0-50.0
Meadow View	371,183	5.0-30.0
Sheridan	358,894	5.0-50.0
Grand Isle	733,014	7.0-27.5
Meadowview	630,113	5.0-25.0
Taylor	471,021	5.0-50.0
Brookwood	966,876	5.0-50.0
Pleasant Valley	716,027	5.0-50.0
Reelfoot	429,245	7.0-27.5
River Rest	724,027	7.0-50.0
Kirskville	489,493	5.0-27.5
Kenton	846,687	5.0-33.0
Lovingston	1,565,722	7.0-27.5
Pontotoc	501,559	5.0-40.0
Hustonville	289,545	5.0-40.0
Northpoint	413,648	5.0-40.0
Brooks Field	617,671	5.0-40.0
Brooks Lane	710,798	5.0-40.0
Brooks Point	835,497	5.0-40.0
Brooks Run	482,668	5.0-40.0
Logan Heights	547,948	5.0-40.0
Lakeshore 2	542,944	5.0-40.0
Cottondale	501,449	5.0-27.5

Total Series 8	$ 23,197,112

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2009

SERIES 9
Apartment Properties
		# of	Mortgage Loan
Partnership	Location	Units	Balance

Jay	Jay, OK	24	623,603
Boxwood	Lexington, TX	24	582,902
Stilwell 3	Stilwell, OK	16	440,239
Arbor Trace	Lake Park, GA	24	711,142
Arbor Trace 2	Lake Park, GA	42	1,401,790
Omega	Omega, GA	36	1,090,874
Cornell 2	Watertown, SD	24	884,558
Elm Creek	Pierre, SD	24	915,519
Marionville	Marionville, MO	20	537,975
Lamar	Lamar, AR	24	680,328
Centreville	Centreville, AL	24	758,857
Skyview	Troy, AL	36	1,091,236
Sycamore	Coffeyville, KS	40	1,360,783
Bradford	Cumberland, KY	24	760,913
Cedar Lane	London, KY	24	689,208
Stanton	Stanton, KY	24	767,753
Abernathy	Abernathy, TX	24	588,792
Pembroke	Pembroke, KY	24	766,568
Meadowview	Greenville, AL	24	639,746
Town Branch	Mt. Vernon, KY	24	733,873
Fox Run	Ragland, AL	24	741,932
Maple Street	Emporium, PA	32	1,314,606
Manchester	Manchester, GA	18	568,351

Total Series 9		600	$ 18,651,548

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2009

SERIES 9	Cost at Acquisition Date
Apartment Properties			Net Improvements
		Buildings	Capitalized
		Improvements	Subsequent to
Partnership	Land	& Equipment	Acquisition

Jay	30,000	103,524	677,073
Boxwood	22,273	718,529	30,137
Stilwell 3	15,567	82,347	489,218
Arbor Trace	62,500	185,273	670,585
Arbor Trace 2	100,000	361,210	1,345,224
Omega	35,000	188,863	1,183,441
Cornell 2	29,155	576,296	664,570
Elm Creek	71,360	233,390	1,044,328
Marionville	24,900	409,497	357,320
Lamar	18,000	202,240	684,085
Centreville	36,000	220,952	744,156
Skyview	120,000	220,161	1,116,203
Sycamore	64,408	415,748	1,380,760
Bradford	66,000	285,025	675,823
Cedar Lane	49,750	952,314	(38,223)
Stanton	41,584	959,574	(42,009)
Abernathy	30,000	751,898	0
Pembroke	43,000	955,687	(47,860)
Meadowview	46,270	1,086,351	37,826
Town Branch	21,000	942,114	(25,758)
Fox Run	47,467	919,296	11,432
Maple Street	85,000	1,178,856	452,025
Manchester	24,100	711,035	314

Total Series 9	$ 1,083,334	$ 12,660,180	$ 11,410,670

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2009

SERIES 9
Apartment Properties	Gross Amount At Which Carried At December 31, 2009
		Buildings,
		Improvements
Partnership	Land	& Equipment	Total

Jay	25,000	785,597	810,597
Boxwood	22,273	748,666	770,939
Stilwell 3	10,000	577,132	587,132
Arbor Trace	62,500	855,858	918,358
Arbor Trace 2	100,000	1,706,434	1,806,434
Omega	35,000	1,372,304	1,407,304
Cornell 2	105,569	1,164,452	1,270,021
Elm Creek	184,682	1,164,396	1,349,078
Marionville	92,067	699,650	791,717
Lamar	18,000	886,325	904,325
Centreville	36,000	965,108	1,001,108
Skyview	120,000	1,336,364	1,456,364
Sycamore	73,945	1,786,971	1,860,916
Bradford	66,000	960,848	1,026,848
Cedar Lane	49,750	914,091	963,841
Stanton	41,584	917,565	959,149
Abernathy	30,000	751,898	781,898
Pembroke	43,000	907,827	950,827
Meadowview	46,270	1,124,177	1,170,447
Town Branch	21,000	916,356	937,356
Fox Run	47,467	930,728	978,195
Maple Street	85,000	1,630,881	1,715,881
Manchester	27,200	708,249	735,449

Total Series 9	$ 1,342,307	$ 23,811,877	$ 25,154,184

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2009

SERIES 9
Apartment Properties
	Accumulated	Depreciable Life
Partnership	Depreciation

Jay	496,101	5.0-25.0
Boxwood	489,640	5.0-25.0
Stilwell 3	366,875	5.0-25.0
Arbor Trace	436,587	10.0-30.0
Arbor Trace 2	869,677	10.0-30.0
Omega	713,183	5.0-50.0
Cornell 2	699,588	5.0-30.0
Elm Creek	669,605	5.0-27.5
Marionville	477,080	7.0-27.5
Lamar	567,354	5.0-25.0
Centreville	601,427	5.0-40.0
Skyview	518,915	5.0-40.0
Sycamore	715,844	12.0-40.0
Bradford	356,165	5.0-40.0
Cedar Lane	377,861	5.0-40.0
Stanton	376,584	5.0-40.0
Abernathy	485,462	5.0-25.0
Pembroke	352,731	7.0-40.0
Meadowview	421,348	5.0-40.0
Town Branch	339,817	7.0-40.0
Fox Run	523,095	7.0-27.5
Maple Street	646,608	7.0-40.0
Manchester	368,230	5.0-27.5

Total Series 9	$ 11,869,777

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2009

SERIES 10
Apartment Properties
		# of	Mortgage Loan
Partnership	Location	Units	Balance

Albany	Albany, KY	24	734,048
Oak Terrace	Bonifay, FL	18	517,543
Wellshill	West Liberty, KY	32	1,041,752
Applegate	Florence, AL	36	1,114,105
Heatherwood	Alexander City, AL	36	856,384
Peachtree	Gaffney, SC	28	1,059,671
Donna	Donna, TX	50	1,358,030
Wellsville	Wellsville, NY	24	984,662
Tecumseh	Tecumseh, NE	24	850,330
Clay City	Clay City, KY	24	779,156
Irvine West	Irvine, KY	24	778,982
New Castle	New Castle, KY	24	771,314
Stigler	Stigler, OK	20	569,290
Courtyard	Huron, SD	21	614,433

Total Series 10		385	$ 12,029,700

SERIES 10	Cost at Acquisition Date
Apartment Properties			Net Improvements
		Buildings	Capitalized
		Improvements	Subsequent to
Partnership	Land	& Equipment	Acquisition

Albany	39,500	990,162	(15,856)
Oak Terrace	27,200	633,284	2,794
Wellshill	75,000	1,270,844	(63,598)
Applegate	125,000	1,467,675	280,333
Heatherwood	55,000	1,551,679	55,207
Peachtree	25,000	1,021,466	170,915
Donna	112,000	1,661,889	3,684
Wellsville	38,000	1,286,389	163,560
Tecumseh	20,000	1,038,151	128,046
Clay City	22,750	998,334	79,270
Irvine West	25,000	1,060,585	48,452
New Castle	40,575	971,520	41,805
Stigler	24,000	730,056	0
Courtyard	12,000	465,936	333,294

Total Series 10	$ 641,025	$ 15,147,970	$ 1,227,906

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2009

SERIES 10
Apartment Properties	Gross Amount At Which Carried At December 31, 2009
		Buildings,
		Improvements
Partnership	Land	& Equipment	Total

Albany	39,500	974,306	1,013,806
Oak Terrace	27,200	636,078	663,278
Wellshill	75,000	1,207,246	1,282,246
Applegate	126,385	1,746,623	1,873,008
Heatherwood	55,000	1,606,886	1,661,886
Peachtree	25,000	1,192,381	1,217,381
Donna	112,000	1,665,573	1,777,573
Wellsville	38,000	1,449,949	1,487,949
Tecumseh	50,741	1,135,456	1,186,197
Clay City	47,346	1,053,008	1,100,354
Irvine West	47,046	1,086,991	1,134,037
New Castle	43,375	1,010,525	1,053,900
Stigler	24,000	730,056	754,056
Courtyard	78,476	732,754	811,230

Total Series 10	$ 789,069	$ 16,227,832	$ 17,016,901

SERIES 10
Apartment Properties
	Accumulated	Depreciable Life
Partnership	Depreciation

Albany	382,385	5.0-40.0
Oak Terrace	363,609	5.0-27.5
Wellshill	458,706	5.0-40.0
Applegate	670,828	5.0-40.0
Heatherwood	612,854	5.0-40.0
Peachtree	435,189	5.0-40.0
Donna	528,246	7.0-50.0
Wellsville	836,375	7.0-27.5
Tecumseh	425,459	5.0-50.0
Clay City	418,598	5.0-40.0
Irvine West	436,720	5.0-40.0
New Castle	394,023	5.0-40.0
Stigler	292,630	5.0-25.0
Courtyard	373,499	5.0-40.0

Total Series 10	$ 6,629,121

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2009

SERIES 11
Apartment Properties
		# of	Mortgage Loan
Partnership	Location	Units	Balance

Homestead	Pinetop, AZ	32	1,223,667
Mountain Oak	Collinsville, AL	24	636,521
Eloy	Eloy, AZ	24	626,862
Gila Bend	Gila Bend, AZ	36	1,604,774
Creekstone	Dallas, GA	40	514,286
Tifton	Tifton, GA	36	705,051
Cass Towne	Cartersville, GA	10	0
Warsaw	Warsaw, VA	56	2,544,651
Royston	Royston, GA	25	714,525
Red Bud	Mokane, MO	8	230,326
Cardinal	Mountain Home, AR	32	58,497
Parsons	Parsons, KS	38	1,055,901

Total Series 11		361	$ 9,915,061

SERIES 11	Cost at Acquisition Date
Apartment Properties			Net Improvements
		Buildings	Capitalized
		Improvements	Subsequent to
Partnership	Land	& Equipment	Acquisition

Homestead	126,000	1,628,502	91,893
Mountain Oak	30,000	473,033	391,422
Eloy	12,000	882,913	193,499
Gila Bend	18,000	945,233	620,209
Creekstone	130,625	170,655	1,707,324
Tifton	17,600	192,853	1,496,433
Cass Towne	22,690	301,458	35,466
Warsaw	146,800	3,200,738	134,664
Royston	36,000	785,602	113,007
Red Bud	5,500	295,617	1,582
Cardinal	15,793	424,616	71,883
Parsons	45,188	953,512	431,826

Total Series 11	$ 606,196	$ 10,254,732	$ 5,289,208

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2009

SERIES 11
Apartment Properties	Gross Amount At Which Carried At December 31, 2009
		Buildings,
		Improvements
Partnership	Land	& Equipment	Total

Homestead	144,163	1,702,232	1,846,395
Mountain Oak	30,000	864,455	894,455
Eloy	12,000	1,076,412	1,088,412
Gila Bend	18,000	1,565,442	1,583,442
Creekstone	130,650	1,877,954	2,008,604
Tifton	17,327	1,689,559	1,706,886
Cass Towne	22,690	336,924	359,614
Warsaw	146,800	3,335,402	3,482,202
Royston	36,000	898,609	934,609
Red Bud	5,500	297,199	302,699
Cardinal	15,793	496,499	512,292
Parsons	42,516	1,388,010	1,430,526

Total Series 11	$ 621,439	$ 15,528,697	$ 16,150,136

SERIES 11
Apartment Properties
	Accumulated	Depreciable Life
Partnership	Depreciation

Homestead	690,921	5.0-40.0
Mountain Oak	486,473	5.0-27.5
Eloy	603,330	5.0-27.5
Gila Bend	626,875	5.0-40.0
Creekstone	970,272	7.0-27.5
Tifton	598,241	5.0-25.0
Cass Towne	127,577	7.0-27.5
Warsaw	1,753,077	7.0-27.5
Royston	436,912	7.0-40.0
Red Bud	108,226	7.0-40.0
Cardinal	196,802	7.0-27.5
Parsons	520,488	12.0-40.0

Total Series 11	$ 7,119,194

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2009
NOTES TO SCHEDULE III

SERIES 7
Reconciliation of Land, Building & Improvements current year changes:
Balance at beginning of period - December 31, 2008		$ 40,746,356
Additions during period:
Acquisitions through foreclosure	0
Other acquisitions	139,609
Improvements, etc.	0
Other	0
		139,609
Deductions during period:
Cost of real estate sold	(7,770,691)
Other	(1,711)
		(7,772,402)

Balance at end of period - December 31, 2009		$ 33,113,563

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 2008		$ 20,275,066
Current year expense		1,008,239
Sale of assets		(4,351,970)
Prior year adjustments		(1,711)

Balance at end of period - December 31, 2009		$ 16,929,624

SERIES 8
Reconciliation of Land, Building & Improvements current year changes:
Balance at beginning of period - December 31, 2008		$ 47,145,920
Additions during period:
Acquisitions through foreclosure	0
Other acquisitions	278,199
Improvements, etc.	0
Other	0
		278,199
Deductions during period:
Cost of real estate sold	(2,834,994)
Other	(9,479)
		(2,844,473)

Balance at end of period - December 31, 2009		$ 44,579,646

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 2008		$ 23,298,320
Current year expense		1,397,286
Sale of assets		(1,489,015)
Prior year adjustments		(9,479)

Balance at end of period - December 31, 2009		$ 23,197,112

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2009
NOTES TO SCHEDULE III

SERIES 9
Reconciliation of Land, Building & Improvements current year changes:
Balance at beginning of period - December 31, 2008		$ 26,146,449
Additions during period:
Acquisitions through foreclosure	0
Other acquisitions	126,645
Improvements, etc.	0
Other	0
		126,645
Deductions during period:
Cost of real estate sold	(1,118,355)
Other	(555)
		(1,118,910)

Balance at end of period - December 31, 2009		$ 25,154,184

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 2008		$ 11,745,765
Current year expense		747,222
Sale of assets		(622,655)
Prior year adjustments		(555)

Balance at end of period - December 31, 2009		$ 11,869,777

SERIES 10
Reconciliation of Land, Building & Improvements current year changes:
Balance at beginning of period - December 31, 2008		$ 18,075,397
Additions during period:
Acquisitions through foreclosure	0
Other acquisitions	149,998
Improvements, etc.	0
Other	0
		149,998
Deductions during period:
Cost of real estate sold	(1,207,754)
Other	(740)
		(1,208,494)

Balance at end of period - December 31, 2009		$ 17,016,901

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 2008		$ 6,862,997
Current year expense		439,623
Sale of assets		(672,759)
Prior year adjustments		(740)

Balance at end of period - December 31, 2009		$ 6,629,121

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2009
NOTES TO SCHEDULE III

SERIES 11
Reconciliation of Land, Building & Improvements current year changes:
Balance at beginning of period - December 31, 2008		$ 16,034,061
Additions during period:
Acquisitions through foreclosure	0
Other acquisitions	119,291
Improvements, etc.	0
Other	0
		119,291
Deductions during period:
Cost of real estate sold	0
Other	(3,216)
		(3,216)

Balance at end of period - December 31, 2009		$ 16,150,136

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 2008		$ 6,598,452
Current year expense		523,958
Sale of assets		0
Prior year adjustments		(3,216)

Balance at end of period - December 31, 2009		$ 7,119,194

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2009

SERIES 7
PARTNERSHIP	# OF UNITS	BALANCE	INTEREST RATE	MONTHLY DEBT SERVICE	TERM (YEARS)

Nottingham	18	$ 543,483	7.75%	4,182	50
Washington	24	768,989	8.25%	2,923	50
BrookStone	40	1,138,921	6.50%	6,491	50
N. Irvine	24	759,356	7.75%	3,164	50
Horton	24	737,271	7.75%	2,845	50
Manchester	42	1,146,609	6.50%	6,417	50
Waynesboro	24	639,904	6.50%	3,398	50
Lakeland II	30	797,293	7.25%	3,800	50
Mt. Vernon	24	705,097	6.50%	3,899	50
Meadow Run	48	1,359,711	6.50%	7,564	50
Warm Springs	22	646,641	7.25%	2,775	50
Blue Ridge	41	1,049,052	7.25%	4,869	50
Pioneer	48	1,163,506	8.25%	4,524	50
Dilley	28	697,422	8.25%	2,650	50
Elsa	40	994,035	7.75%	4,347	50
Leander	36	878,391	7.75%	3,506	50
Louisa Sr.	36	1,136,721	7.25%	6,061	50
Orchard Commons	12	300,913	7.75%	5,732	50
Vardaman	24	700,893	7.25%	3,006	50
Heritage Park	32	1,193,859	7.75%	5,077	50
BrooksHollow	40	1,124,615	6.50%	6,294	50
Cavalry Crossing	40	1,362,843	7.75%	5,676	50
Carson City	24	755,262	7.25%	3,500	50
Matteson	24	730,317	7.25%	3,500	50
Pembroke	16	485,068	7.25%	2,951	50
Robynwood	24	732,285	7.25%	5,251	50
Atoka	24	639,604	7.25%	3,917	50
Coalgate	24	640,175	7.25%	3,793	50
Hill Creek	24	739,126	6.50%	3,830	50
Cardinal	32	89,665	6.50%	5,200	50

TOTAL SERIES 7	889	$ 24,657,027

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2009

SERIES 8
PARTNERSHIP	# OF UNITS	BALANCE	INTEREST RATE	MONTHLY DEBT SERVICE	TERM (YEARS)

Purdy	16	$ 438,320	7.75%	2,285	50
Galena	24	582,616	7.25%	2,776	50
Antlers 2	24	598,937	7.25%	4,085	50
Holdenville	24	683,356	6.50%	4,330	50
Wetumka	24	617,981	6.50%	4,314	50
Mariners Cove	32	993,429	7.25%	4,600	50
Mariners Cove Sr.	24	769,405	7.25%	3,500	50
Antlers	36	1,044,395	7.25%	4,619	50
Bentonville	24	428,836	7.75%	14,430	45
Deerpoint	24	694,647	7.75%	6,238	50
Aurora	28	697,146	7.25%	3,236	50
Baxter	16	404,632	6.50%	2,720	50
Arbor Gate	24	718,331	6.50%	4,099	50
Timber Ridge	24	703,470	7.25%	3,446	50
Concordia Sr.	24	650,904	6.50%	3,350	50
Mountainburg	24	676,155	6.50%	3,824	50
Lincoln	25	856,356	8.25%	3,351	50
Fox Ridge	24	711,785	7.25%	3,398	50
Meadow View	16	566,281	7.25%	2,683	50
Sheridan	16	580,037	8.25%	3,211	50
Grand Isle	16	955,671	8.25%	8,875	50
Meadowview	29	697,049	7.25%	7,575	39
Taylor	44	1,187,152	7.50%	6,644	50
Brookwood	44	1,394,931	6.50%	7,860	50
Pleasant Valley	33	1,053,708	7.25%	4,893	50
Reelfoot	20	620,137	7.25%	3,892	50
River Rest	34	1,101,800	7.25%	4,791	50
Kirskville	24	656,681	7.25%	2,591	50
Kenton	46	1,372,636	7.25%	6,044	50
Lovingston	64	2,122,929	7.00%	10,920	50
Pontotoc	36	1,060,624	7.25%	4,490	50
Hustonville	16	495,223	6.50%	3,187	50
Northpoint	24	858,782	7.25%	4,112	50
Brooks Field	32	918,218	7.25%	4,004	50
Brooks Lane	36	1,062,523	7.25%	4,297	50
Brooks Point	41	1,318,681	7.25%	4,833	50
Brooks Run	24	730,946	7.25%	2,975	50
Logan Heights	24	753,006	7.25%	3,072	50
Lakeshore 2	36	1,112,701	7.75%	4,147	50
Cottondale	25	737,499	7.75%	2,711	50

TOTAL SERIES 8	1,121	$ 33,627,916

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2009

SERIES 9
PARTNERSHIP	# OF UNITS	BALANCE	INTEREST RATE	MONTHLY DEBT SERVICE	TERM (YEARS)

Jay	24	$ 623,603	7.25%	2,851	50
Boxwood	24	582,902	6.50%	3,894	50
Stilwell 3	16	440,239	7.25%	2,728	50
Arbor Trace	24	711,142	7.25%	3,309	50
Arbor Trace 2	42	1,401,790	7.25%	6,157	50
Omega	36	1,090,874	7.25%	4,679	50
Cornell 2	24	884,558	7.25%	4,135	50
Elm Creek	24	915,519	7.25%	4,223	50
Marionville	20	537,975	6.50%	2,974	50
Lamar	24	680,328	7.25%	11,480	50
Centreville	24	758,857	7.25%	3,340	50
Skyview	36	1,091,236	7.25%	4,771	50
Sycamore	40	1,360,783	7.25%	5,914	50
Bradford	24	760,913	7.03%	3,205	50
Cedar Lane	24	689,208	6.50%	5,465	50
Stanton	24	767,753	7.25%	3,892	50
Abernathy	24	588,792	6.50%	3,737	50
Pembroke	24	766,568	7.25%	3,495	50
Meadowview	24	639,746	0.50%	2,162	20
Town Branch	24	733,873	7.25%	4,347	50
Fox Run	24	741,932	6.50%	3,685	50
Maple Street	32	1,314,606	7.25%	5,421	50
Manchester	18	568,351	7.25%	2,438	50

TOTAL SERIES 9	600	$ 18,651,548

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2009

SERIES 10
PARTNERSHIP	# OF UNITS	BALANCE	INTEREST RATE	MONTHLY DEBT SERVICE	TERM (YEARS)

Albany	24	$ 734,048	6.50%	4,992	50
Oak Terrace	18	517,543	6.50%	2,861	50
Wellshill	32	1,041,752	7.25%	4,437	50
Applegate	36	1,114,105	0.50%	0	20
Heatherwood	36	856,384	0.50%	0	20
Peachtree	28	1,059,671	7.25%	4,608	50
Donna	50	1,358,030	6.50%	7,509	50
Wellsville	24	984,662	6.50%	8,231	50
Tecumseh	24	850,330	7.25%	3,531	50
Clay City	24	779,156	7.25%	3,619	50
Irvine West	24	778,982	7.25%	3,361	50
New Castle	24	771,314	7.25%	5,131	50
Stigler	20	569,290	7.25%	3,813	50
Courtyard	21	614,433	6.50%	2,386	50

TOTAL SERIES 10	385	$ 12,029,700

SERIES 11
PARTNERSHIP	# OF UNITS	BALANCE	INTEREST RATE	MONTHLY DEBT SERVICE	TERM (YEARS)

Homestead	32	$ 1,223,667	6.50%	6,408	50
Mountain Oak	24	636,521	8.00%	4,666	50
Eloy	24	626,862	6.00%	2,109	50
Gila Bend	36	1,604,774	8.00%	3,070	50
Creekstone	40	514,286	11.00%	56,427	30
Tifton	36	705,051	0.00%	24,929	42
Cass Towne	10	0	3.00%	17,000	10
Warsaw	56	2,544,651	6.50%	12,984	50
Royston	25	714,525	6.75%	3,009	50
Red Bud	8	230,326	7.25%	863	50
Cardinal	32	58,497	6.50%	3,392	50
Parsons	38	1,055,901	8.00%	3,943	50

TOTAL SERIES 11	361	$ 9,915,061

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

GATEWAY TAX CREDIT FUND III, LTD.
(A Florida Limited Partnership)
By: Raymond James Tax Credit Funds, Inc.
(the Managing General Partner)

Date: July 1, 2010	By:/s/ Ronald M. Diner
Ronald M. Diner
President and Director

Date: July 1, 2010	By:/s/ J. Davenport Mosby III
J. Davenport Mosby III
Director

Date: July 1, 2010	By:/s/ Toni S. Matthews
Toni S. Matthews
Vice President and Chief Financial Officer

Date: July 1, 2010	By:/s/ Sandra C. Humphreys
Sandra C. Humphreys
Secretary and Treasurer