Form 10-Q
period 2010-06-30
GATEWAY TAX CREDIT FUND III LTD
filed 2010-08-16
CIK 881716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

BALANCE SHEETS
(Unaudited)

	SERIES 7		SERIES 8		SERIES 9
	June 30,	March 31,	June 30,	March 31,	June 30,	March 31,
	2010	2010	2010	2010	2010	2010
ASSETS
Current Assets:
Cash and Cash Equivalents	$ 153,261	$ 209,702	$ 61,831	$ 238,988	$ 56,377	$ 96,912
Total Current Assets	153,261	209,702	61,831	238,988	56,377	96,912

Investments in Project Partnerships, net	84,784	84,017	-	-	-	-

Total Assets	$ 238,045	$ 293,719	$ 61,831	$ 238,988	$ 56,377	$ 96,912

LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
Payable to General Partners	$ 46,590	$ 105,464	$ 40,918	$ 215,965	$ 23,174	$ 66,214
Payable to Affiliates	2,420	-	-	-	2,420	-
Distribution Payable	5,066	5,066	23,385	23,385	10,000	10,000

Total Current Liabilities	54,076	110,530	64,303	239,350	35,594	76,214

Long-Term Liabilities:
Payable to General Partners	978,225	963,160	1,054,880	1,034,764	635,972	624,387

Partners' Equity (Deficit):
Limited Partners - 10,395, 9,980, and 6,254
units for Series 7, 8, and 9, respectively,
at June 30, 2010 and March 31, 2010	(796,562)	(782,420)	(1,050,503)	(1,028,499)	(564,201)	(552,816)
General Partners	2,306	2,449	(6,849)	(6,627)	(50,988)	(50,873)

Total Partners' Deficit	(794,256)	(779,971)	(1,057,352)	(1,035,126)	(615,189)	(603,689)

Total Liabilities and Partners' Deficit	$ 238,045	$ 293,719	$ 61,831	$ 238,988	$ 56,377	$ 96,912
See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

BALANCE SHEETS
(Unaudited)

	SERIES 10		SERIES 11		TOTAL SERIES 7 - 11
	June 30,	March 31,	June 30,	March 31,	June 30,	March 31,
	2010	2010	2010	2010	2010	2010
ASSETS
Current Assets:
Cash and Cash Equivalents	$ 128,340	$ 153,638	$ 196,520	$ 209,968	$ 596,329	$ 909,208
Receivable from Affiliates	-	-	4,840	-	4,840	-
Total Current Assets	128,340	153,638	201,360	209,968	601,169	909,208

Investments in Project Partnerships, net	97,267	97,267	407,032	411,872	589,083	593,156

Total Assets	$ 225,607	$ 250,905	$ 608,392	$ 621,840	$ 1,190,252	$ 1,502,364

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Current Liabilities:
Payable to General Partners	$ 27,784	$ 54,975	$ 11,868	$ 14,511	$ 150,334	$ 457,129
Payable to Affiliates	-	-	-	-	4,840	-
Distribution Payable	10,000	10,000	-	-	48,451	48,451

Total Current Liabilities	37,784	64,975	11,868	14,511	203,625	505,580

Long-Term Liabilities:
Payable to General Partners	187,124	179,311	112,137	105,164	2,968,338	2,906,786

Partners' Equity (Deficit):
Limited Partners - 5,043 and 5,127 units
for Series 10 and 11, respectively, at
June 30, 2010 and March 31, 2010	34,871	40,732	525,534	543,134	(1,850,861)	(1,779,869)
General Partners	(34,172)	(34,113)	(41,147)	(40,969)	(130,850)	(130,133)

Total Partners' Equity (Deficit)	699	6,619	484,387	502,165	(1,981,711)	(1,910,002)

Total Liabilities and Partners' Equity (Deficit)	$ 225,607	$ 250,905	$ 608,392	$ 621,840	$ 1,190,252	$ 1,502,364
See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

	SERIES 7		SERIES 8		SERIES 9
	2010	2009	2010	2009	2010	2009
Revenues:
Distribution Income	$ 4,532	$ 6,438	$ 2,175	$ 9,236	$ 2,808	$ 3,838
Total Revenues	4,532	6,438	2,175	9,236	2,808	3,838

Expenses:
Asset Management Fee - General Partner	15,065	18,621	20,116	21,445	11,584	12,147
General and Administrative:
General Partner	-	25,633	-	-	-	17,925
Other	3,684	3,882	4,291	4,854	2,726	3,092
Amortization	73	73	-	289	-	748

Total Expenses	18,822	48,209	24,407	26,588	14,310	33,912

Loss Before Equity in Income (Loss) of Project
Partnerships and Other Income	(14,290)	(41,771)	(22,232)	(17,352)	(11,502)	(30,074)
Equity in Income (Loss) of Project Partnerships	-	(1,084)	-	(13,853)	-	(301)
Gain on Sale of Project Partnerships	-	46,520	-	-	-	-
Interest Income	5	7	6	6	2	3

Net Income (Loss)	$ (14,285)	$ 3,672	$ (22,226)	$ (31,199)	$ (11,500)	$ (30,372)

Allocation of Net Income (Loss):
Limited Partners	$ (14,142)	$ (42,419)	$ (22,004)	$ (30,887)	$ (11,385)	$ (30,068)
General Partners	(143)	46,091	(222)	(312)	(115)	(304)

	$ (14,285)	$ 3,672	$ (22,226)	$ (31,199)	$ (11,500)	$ (30,372)

Net Income (Loss) Per Limited Partnership Unit	$ (1.36)	$ (4.08)	$ (2.20)	$ (3.09)	$ (1.82)	$ (4.81)

Number of Limited Partnership Units Outstanding	10,395	10,395	9,980	9,980	6,254	6,254
See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

	SERIES 10		SERIES 11		TOTAL SERIES 7 - 11
	2010	2009	2010	2009	2010	2009
Revenues:
Distribution Income	$ 3,739	$ 1,812	$ 800	$ 600	$ 14,054	$ 21,924
Total Revenues	3,739	1,812	800	600	14,054	21,924

Expenses:
Asset Management Fee - General Partner	7,813	8,356	6,972	7,031	61,550	67,600
General and Administrative:
General Partner	-	11,203	9,813	8,963	9,813	63,724
Other	1,850	2,238	1,798	2,254	14,349	16,320
Amortization	-	167	-	3,130	73	4,407

Total Expenses	9,663	21,964	18,583	21,378	85,785	152,051

Loss Before Equity in Income (Loss) of Project
Partnerships and Other Income	(5,924)	(20,152)	(17,783)	(20,778)	(71,731)	(130,127)
Equity in Income (Loss) of Project Partnerships	-	(2,097)	-	(26,195)	-	(43,530)
Gain on Sale of Project Partnerships	-	-	-	-	-	46,520
Interest Income	4	690	5	793	22	1,499

Net Loss	$ (5,920)	$ (21,559)	$ (17,778)	$ (46,180)	$ (71,709)	$ (125,638)

Allocation of Net Income (Loss):
Limited Partners	$ (5,861)	$ (21,343)	$ (17,600)	$ (45,718)	$ (70,992)	$ (170,435)
General Partners	(59)	(216)	(178)	(462)	(717)	44,797

	$ (5,920)	$ (21,559)	$ (17,778)	$ (46,180)	$ (71,709)	$ (125,638)

Net Loss Per Limited Partnership Unit	$ (1.16)	$ (4.23)	$ (3.43)	$ (8.92)

Number of Limited Partnership Units Outstanding	5,043	5,043	5,127	5,127
See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

	SERIES 7			SERIES 8
	Limited	General		Limited	General
	Partners	Partners	Total	Partners	Partners	Total

Balance at March 31, 2009	$ (568,361)	$ (54,077)	$ (622,438)	$ (891,845)	$ (28,479)	$ (920,324)

Net Income (Loss)	(42,419)	46,091	3,672	(30,887)	(312)	(31,199)

Distributions	(46,520)	-	(46,520)	-	-	-

Balance at June 30, 2009	$ (657,300)	$ (7,986)	$ (665,286)	$ (922,732)	$ (28,791)	$ (951,523)

Balance at March 31, 2010	$ (782,420)	$ 2,449	$ (779,971)	$ (1,028,499)	$ (6,627)	$ (1,035,126)

Net Income (Loss)	(14,142)	(143)	(14,285)	(22,004)	(222)	(22,226)

Balance at June 30, 2010	$ (796,562)	$ 2,306	$ (794,256)	$ (1,050,503)	$ (6,849)	$ (1,057,352)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

	SERIES 9			SERIES 10
	Limited	General		Limited	General
	Partners	Partners	Total	Partners	Partners	Total

Balance at March 31, 2009	$ (413,640)	$ (59,568)	$ (473,208)	$ 159,923	$ (43,010)	$ 116,913

Net Income (Loss)	(30,068)	(304)	(30,372)	(21,343)	(216)	(21,559)

Balance at June 30, 2009	$ (443,708)	$ (59,872)	$ (503,580)	$ 138,580	$ (43,226)	$ 95,354

Balance at March 31, 2010	$ (552,816)	$ (50,873)	$ (603,689)	$ 40,732	$ (34,113)	$ 6,619

Net Income (Loss)	(11,385)	(115)	(11,500)	(5,861)	(59)	(5,920)

Balance at June 30, 2010	$ (564,201)	$ (50,988)	$ (615,189)	$ 34,871	$ (34,172)	$ 699

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

	SERIES 11			TOTAL SERIES 7 - 11
	Limited	General		Limited	General
	Partners	Partners	Total	Partners	Partners	Total

Balance at March 31, 2009	$ 729,531	$ (39,086)	$ 690,445	$ (984,392)	$ (224,220)	$ (1,208,612)

Net Income (Loss)	(45,718)	(462)	(46,180)	(170,435)	44,797	(125,638)

Distributions	-	-	-	(46,520)	-	(46,520)

Balance at June 30, 2009	$ 683,813	$ (39,548)	$ 644,265	$ (1,201,347)	$ (179,423)	$ (1,380,770)

Balance at March 31, 2010	$ 543,134	$ (40,969)	$ 502,165	$ (1,779,869)	$ (130,133)	$ (1,910,002)

Net Income (Loss)	(17,600)	(178)	(17,778)	(70,992)	(717)	(71,709)

Balance at June 30, 2010	$ 525,534	$ (41,147)	$ 484,387	$ (1,850,861)	$ (130,850)	$ (1,981,711)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

	SERIES 7		SERIES 8
	2010	2009	2010	2009
Cash Flows from Operating Activities:
Net Income (Loss)	$ (14,285)	$ 3,672	$ (22,226)	$ (31,199)
Adjustments to Reconcile Net Income (Loss)
to Net Cash (Used in) Provided by Operating Activities:
Amortization	73	73	-	289
Equity in Loss of Project Partnerships	-	1,084	-	13,853
Gain on Sale of Project Partnerships	-	(46,520)	-	-
Distribution Income	(4,532)	(6,438)	(2,175)	(9,236)
Changes in Operating Assets and Liabilities:
(Decrease) Increase in Payable to General Partners	(43,809)	12,360	(154,931)	26,006
Net Cash Used in Operating Activities	(62,553)	(35,769)	(179,332)	(287)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	6,112	6,438	2,175	9,236
Net Proceeds from Sale of Project Partnerships	-	46,520	-	-
Net Cash Provided by Investing Activities	6,112	52,958	2,175	9,236

(Decrease) Increase in Cash and Cash Equivalents	(56,441)	17,189	(177,157)	8,949
Cash and Cash Equivalents at Beginning of Year	209,702	246,867	238,988	185,918

Cash and Cash Equivalents at End of Period	$ 153,261	$ 264,056	$ 61,831	$ 194,867

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$ -	$ 46,250	$ -	$ -
Distribution to Assignees	-	(46,250)	-	-
Increase in Payable to Affiliate	2,420	-	-	-
	$ 2,420	$ -	$ -	$ -

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

	SERIES 9		SERIES 10
	2010	2009	2010	2009
Cash Flows from Operating Activities:
Net Income (Loss)	$ (11,500)	$ (30,372)	$ (5,920)	$ (21,559)
Adjustments to Reconcile Net Income (Loss)
to Net Cash Used in Operating Activities:
Amortization	-	748	-	167
Accreted Interest Income on Investment in Securities	-	-	-	(687)
Equity in Loss of Project Partnerships	-	301	-	2,097
Distribution Income	(2,808)	(3,838)	(3,739)	(1,812)
Changes in Operating Assets and Liabilities:
(Decrease) Increase in Payable to General Partners	(31,455)	8,056	(19,378)	5,220
Net Cash Used in Operating Activities	(45,763)	(25,105)	(29,037)	(16,574)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	5,228	3,838	3,739	1,811
Net Cash Provided by Investing Activities	5,228	3,838	3,739	1,811

Decrease in Cash and Cash Equivalents	(40,535)	(21,267)	(25,298)	(14,763)
Cash and Cash Equivalents at Beginning of Year	96,912	124,326	153,638	121,062

Cash and Cash Equivalents at End of Period	$ 56,377	$ 103,059	$ 128,340	$ 106,299

Supplemental disclosure of non-cash activities:
Increase in Payable to Affiliate	$ 2,420	$ -	$ -	$ -
	$ 2,420	$ -	$ -	$ -

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

	SERIES 11		TOTAL SERIES 7 - 11
	2010	2009	2010	2009
Cash Flows from Operating Activities:
Net Income (Loss)	$ (17,778)	$ (46,180)	$ (71,709)	$ (125,638)
Adjustments to Reconcile Net Income (Loss)
to Net Cash Used in Operating Activities:
Amortization	-	3,130	73	4,407
Accreted Interest Income on Investment in Securities	-	(787)	-	(1,474)
Equity in Loss of Project Partnerships	-	26,195	-	43,530
Gain on Sale of Project Partnerships	-	-	-	(46,520)
Distribution Income	(800)	(600)	(14,054)	(21,924)
Changes in Operating Assets and Liabilities:
Increase in Receivable - Other	-	-	-	-
Increase (Decrease) in Payable to General Partners	4,330	3,829	(245,243)	55,471
Net Cash Used in Operating Activities	(14,248)	(14,413)	(330,933)	(92,148)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	800	600	18,054	21,923
Net Proceeds from Sale of Project Partnerships	-	-	-	46,520
Net Cash Provided by Investing Activities	800	600	18,054	68,443

Decrease in Cash and Cash Equivalents	(13,448)	(13,813)	(312,879)	(23,705)
Cash and Cash Equivalents at Beginning of Year	209,968	204,816	909,208	882,989

Cash and Cash Equivalents at End of Period	$ 196,520	$ 191,003	$ 596,329	$ 859,284

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$ -	$ -	$ -	$ 46,250
Distribution to Assignees	-	-	-	(46,250)
Increase in Receivable from Affiliate	(4,840)	-	(4,840)	-
Increase in Payable to Affiliate	-	-	4,840	-
	$ (4,840)	$ -	$ -	$ -

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

NOTE 1 - ORGANIZATION:

Gateway Tax Credit Fund III Ltd. (“Gateway”), a Florida Limited Partnership, was formed October 17, 1991 under the laws of Florida.  Gateway offered its limited partnership interests in Series (“Series”).  The first Series for Gateway is Series 7.  Operations commenced on July 16, 1992 for Series 7, January 4, 1993 for Series 8, September 30, 1993 for Series 9, January 21, 1994 for Series 10 and April 29, 1994 for Series 11.  Each Series invests, as a limited partner, in other limited partnerships (“Project Partnerships”), each of which owns and operates apartment complexes eligible for Low-Income Housing Tax Credits (“Tax Credits”), provided for in Section 42 of the Internal Revenue Code of 1986.  Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the limited partnership agreement (the “Agreement”).  As of June 30, 2010, Gateway had received capital contributions of $1,000 from the General Partners and $36,799,000 from the investor Limited Partners.

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

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected remaining low-income housing tax credits and other tax benefits is less than the carrying amount of the investment, Gateway recognizes an impairment loss.  Gateway has concluded that any residual value of the Project Partnerships in the present Tax Credit market conditions could not be practicably determined.  As a result, Gateway does not include estimates of residual value of the Project Partnerships from the recoverability portion of its impairment analysis.  Impairment expense for the year ended March 31, 2010 totaled $28,099, comprised of $8,681 in Series 8 and $19,418 in Series 11.  Refer to Note 4 – Investments in Project Partnerships for further details regarding the components of the Investments in Project Partnerships balance.  Gateway is continuing to execute its process of disposition of its interest in Project Partnerships that have reached the end of their Tax Credit compliance period.  Refer to Note 5 – Summary of Disposition Activities for the most recent update of those on-going activities.  No impairment expense was recognized during each of the three-month periods ended June 30, 2010 and 2009.

Gateway, as a limited partner in the Project Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance and continued eligibility of Tax Credits.  If the cost of operating a property exceeds the rental income earned thereon, Gateway may deem it in its best interest to voluntarily provide funds in order to protect its investment.  However, Gateway does not guarantee any of the mortgages or other debt of the Project Partnerships.  No such funding to Project Partnerships occurred during each of the three-month periods ended June 30, 2010 and March 31, 2009.

Cash and Cash Equivalents

Gateway's policy is to include short-term investments with an original maturity of three months or less in Cash and Cash Equivalents.  Short-term investments are comprised of money market mutual funds.

Concentrations of Credit Risk

Financial instruments which potentially subject Gateway to concentrations of credit risk consist of cash investments in a money market mutual fund whose investment advisor is a wholly owned subsidiary of Raymond James Financial, Inc.  In July 2010, an unaffiliated third party replaced this investment advisor.

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

Variable Interest Entities

In June 2009, the FASB issued new consolidation guidance applicable to variable interest entities.  Gateway adopted this new guidance as of April 1, 2010.  The adoption of this new guidance had no impact on Gateway’s financial statements.

Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics, (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. GAAP requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE.  Determination of the primary beneficiary of each VIE requires judgment and is based on an analysis of control of the entity and economic factors.  A VIE would be required to be consolidated if it has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could possibly be significant to the VIE.  In the design of Project Partnership VIEs, the overriding concept centers around the premise that the limited partner invests solely for tax attributes associated with the property held by the VIE, while the general partner of the Project Partnership is responsible for overseeing its operations.  Based upon its analysis of all the relevant facts and considerations, Gateway has concluded that the general partner of the Project Partnership has the power to direct the activities of the Project Partnership that most significantly impact its economic performance, and the obligation to absorb losses or receive benefits that could be significant to the Project Partnership and therefore, Gateway is not the primary beneficiary.

Gateway holds variable interests in 119 VIEs, which consist of Project Partnerships, of which Gateway is not the primary beneficiary.  Since its inception, Gateway’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to Gateway’s capital contributions to and receivables from those VIEs, which is $25,210,421 at June 30, 2010. Over the course of the investment and Tax Credit cycle, this maximum exposure to loss was offset by actual losses experienced by the Project Partnerships recorded by Gateway in its equity accounting.  Accordingly, at the current stage of the investment and Tax Credit cycle, the carrying value of Gateway’s interest in the VIEs has been reduced to $589,083.  As Gateway has no further capital funding requirements nor does it guarantee the debt of the Project Partnerships, its further exposure to loss is limited to the extent of any financial support that Gateway voluntarily provides to those Project Partnerships in the future.  Gateway does not currently intend to provide such support.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

Basis of Preparation

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles.  These statements should be read in conjunction with the financial statements and notes thereto included with Gateway's report on Form 10-K for the year ended March 31, 2010.  In the opinion of management, these financial statements include adjustments, consisting only of normal recurring adjustments, necessary to fairly summarize Gateway's financial position and results of operations.  The results of operations for the periods may not be indicative of the results to be expected for the year.

NOTE 3 - RELATED PARTY TRANSACTIONS:

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

For the three months ended June 30, 2010 and 2009, the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

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

	2010	2009
Series 7	$ 15,065	$ 18,621
Series 8	20,116	21,445
Series 9	11,584	12,147
Series 10	7,813	8,356
Series 11	6,972	7,031
Total	$ 61,550	$ 67,600

General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis.  This expense is included in the Statements of Operations.

	2010	2009
Series 7	$ -	$ 25,633
Series 8	-	-
Series 9	-	17,925
Series 10	-	11,203
Series 11	9,813	8,963
Total	$ 9,813	$ 63,724

NOTE 4 – INVESTMENTS IN PROJECT PARTNERSHIPS:

     As of June 30, 2010, Gateway had acquired a 99% interest in the profits, losses, and Tax Credits as a limited partner in Project Partnerships (Series 7 - 30, Series 8 - 40, and Series 9 - 23) which own and operate government assisted multi-family housing complexes.  Cash flows from operations are allocated according to each Project Partnership agreement.  Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

	SERIES 7		SERIES 8		SERIES 9
	June 30,	March 31,	June 30,	March 31,	June 30,	March 31,
	2010	2010	2010	2010	2010	2010
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$ 5,721,083	$ 5,721,083	$ 6,941,449	$ 6,941,449	$ 4,703,741	$ 4,703,741

Loan receivable from Project Partnerships	-	-	24,220	24,220	-	-

Cumulative equity in losses of Project
Partnerships (1) (2)	(5,194,990)	(5,194,990)	(6,877,633)	(6,877,633)	(4,353,387)	(4,353,387)

Cumulative distributions received from
Project Partnerships	(215,454)	(216,294)	(179,115)	(179,115)	(167,764)	(167,764)

Investment in Project Partnerships before
Adjustment	310,639	309,799	(91,079)	(91,079)	182,590	182,590

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	573,481	573,481	513,903	513,903	231,156	231,156
Accumulated amortization of acquisition
fees and expenses	(246,779)	(246,706)	(161,554)	(161,554)	(105,814)	(105,814)

Reserve for Impairment of Investment in
Project Partnerships	(552,557)	(552,557)	(261,270)	(261,270)	(307,932)	(307,932)

Investments in Project Partnerships	$ 84,784	$ 84,017	$ -	$ -	$ -	$ -

(1) In accordance with Gateway's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $5,603,150 in Series 7, $8,225,316 in Series 8, and $3,360,026 in Series 9 for the period ended June 30, 2010; and cumulative suspended losses of $5,438,071 in Series 7, $8,066,825 in Series 8, and $3,237,997 in Series 9 for the year ended March 31, 2010 are not included.

(2) In accordance with Gateway's accounting policy to apply equity in losses of Project Partnerships to receivables from Project Partnerships, $24,220 in losses are included in Series 8 as of June 30, 2010 and March 31, 2010.  (See discussion in Note 2 - Significant Accounting Policies.)

NOTE 4 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):
     As of June 30, 2010, Gateway had acquired a 99% interest in the profits, losses, and Tax Credits as a limited partner in Project Partnerships (Series 10 - 14 and Series 11 - 12) which own and operate government assisted multi-family housing complexes.  Cash flows from operations are allocated according to each Project Partnership agreement.  Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

	SERIES 10		SERIES 11		TOTAL SERIES 7 - 11
	June 30,	March 31,	June 30,	March 31,	June 30,	March 31,
	2010	2010	2010	2010	2010	2010
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$ 3,716,106	$ 3,716,106	$ 4,128,042	$ 4,128,042	$ 25,210,421	$ 25,210,421

Loan receivable from Project Partnerships	-	-	-	-	24,220	24,220

Cumulative equity in losses of Project
Partnerships (1)	(2,325,162)	(2,325,162)	(1,908,139)	(1,908,139)	(20,659,311)	(20,659,311)

Cumulative distributions received from
Project Partnerships	(234,740)	(234,740)	(211,819)	(206,979)	(1,008,892)	(1,004,892)

Investment in Project Partnerships before
Adjustment	1,156,204	1,156,204	2,008,084	2,012,924	3,566,438	3,570,438

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	174,878	174,878	290,335	290,335	1,783,753	1,783,753
Accumulated amortization of acquisition
fees and expenses	(147,889)	(147,889)	(222,991)	(222,991)	(885,027)	(884,954)

Reserve for Impairment of Investment in
Project Partnerships	(1,085,926)	(1,085,926)	(1,668,396)	(1,668,396)	(3,876,081)	(3,876,081)

Investments in Project Partnerships	$ 97,267	$ 97,267	$ 407,032	$ 411,872	$ 589,083	$ 593,156

(1) In accordance with Gateway's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $745,950 in Series 10 and $1,466,016 in Series 11 for the period ended June 30, 2010; and cumulative suspended losses of $719,103 in Series 10 and $1,392,126 in Series 11 for the year ended March 31, 2010 are not included.

NOTE 4 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

     In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 7 and Series 8 as of March 31 and the respective summarized statements of operations for the three months ended March 31 of each year:

	SERIES 7		SERIES 8 (1)
	2010	2009	2010	2009
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 3,538,515	$ 4,727,585	$ 4,331,684	$ 4,641,864
Investment properties, net	15,931,880	19,758,579	21,033,213	23,482,923
Other assets	27,939	24,785	318,674	270,993
Total assets	$ 19,498,334	$ 24,510,949	$ 25,683,571	$ 28,395,780

Liabilities and Partners' Deficit:
Current liabilities	$ 775,867	$ 816,510	$ 1,373,763	$ 1,508,384
Long-term debt	24,463,674	29,832,615	33,354,386	35,579,018
Total liabilities	25,239,541	30,649,125	34,728,149	37,087,402

Partners' deficit
Limited Partner	(5,421,690)	(5,754,509)	(8,356,287)	(7,930,050)
General Partners	(319,517)	(383,667)	(688,291)	(761,572)
Total partners' deficit	(5,741,207)	(6,138,176)	(9,044,578)	(8,691,622)

Total liabilities and partners' deficit	$ 19,498,334	$ 24,510,949	$ 25,683,571	$ 28,395,780

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 1,023,057	$ 1,191,609	$ 1,329,118	$ 1,360,746
Expenses:
Operating expenses	798,447	860,720	968,590	1,034,076
Interest expense	125,188	155,300	169,647	183,764
Depreciation and amortization	252,060	313,038	349,321	374,823

Total expenses	1,175,695	1,329,058	1,487,558	1,592,663

Net loss	$ (152,638)	$ (137,449)	$ (158,440)	$ (231,917)

Other partners' share of net loss	$ 12,441	$ (1,374)	$ 50	$ (3,486)

Gateway's share of net loss	$ (165,079)	$ (136,075)	$ (158,490)	$ (228,431)
Suspended losses	165,079	134,991	158,490	214,578

Equity in Income (Loss) of Project Partnerships	$ -	$ (1,084)	$ -	$ (13,853)

NOTE 4 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

(1)    As discussed in Note 4, an affiliate of the General Partner (Value Partners, Inc.) is the operating general partner in one of the Project Partnerships included in Series 8 above (Logan Heights).  The Logan Heights Project Partnership is not consolidated in Gateway's financial statements as Gateway's investment in Logan Heights is accounted for under the equity method.  The information below is included for related party disclosure purposes.  The Project Partnership's financial information for the periods ending March 2010 and March 2009 is as follows:

	March 2010	March 2009
Total Assets	$ 428,350	$ 486,474
Total Liabilities	796,030	802,084
Gateway Deficit	(335,354)	(301,626)
Other Partner's Deficit	(32,326)	(31,984)
Total Revenue	31,027	31,352
Net Income (Loss)	$ 517	$ (9,370)

NOTE 4 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

     In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 9 and Series 10 as of March 31 and the respective summarized statements of operations for the three months ended March 31 of each year:

	SERIES 9		SERIES 10
	2010	2009	2010	2009
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 2,178,303	$ 2,384,746	$ 2,014,727	$ 2,137,929
Investment properties, net	13,097,601	14,211,511	10,277,874	11,090,789
Other assets	32,754	41,076	47,814	31,237
Total assets	$ 15,308,658	$ 16,637,333	$ 12,340,415	$ 13,259,955

Liabilities and Partners' Equity (Deficit):
Current liabilities	$ 487,037	$ 445,793	$ 465,954	$ 455,179
Long-term debt	18,523,562	19,461,063	11,952,788	12,827,975
Total liabilities	19,010,599	19,906,856	12,418,742	13,283,154

Partners' equity (deficit)
Limited Partner	(3,261,773)	(2,832,176)	414,769	471,318
General Partners	(440,168)	(437,347)	(493,096)	(494,517)
Total partners' equity (deficit)	(3,701,941)	(3,269,523)	(78,327)	(23,199)

Total liabilities and partners' equity (deficit)	$ 15,308,658	$ 16,637,333	$ 12,340,415	$ 13,259,955

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 703,785	$ 722,947	$ 471,902	$ 486,298
Expenses:
Operating expenses	546,435	520,192	324,939	340,415
Interest expense	93,807	98,693	48,528	54,045
Depreciation and amortization	186,805	197,660	109,912	121,653

Total expenses	827,047	816,545	483,379	516,113

Net loss	$ (123,262)	$ (93,598)	$ (11,477)	$ (29,815)

Other partners' share of net (loss) income	$ (1,233)	$ 4,013	$ 15,370	$ 5,774

Gateway's share of net loss	$ (122,029)	$ (97,611)	$ (26,847)	$ (35,589)
Suspended losses	122,029	97,310	26,847	33,492

Equity in (Loss) Income of Project Partnerships	$ -	$ (301)	$ -	$ (2,097)

NOTE 4 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

     In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 11 and Total Series 7 - 11 as of March 31 and the respective summarized statements of operations for the three months ended March 31 of each year:

	SERIES 11		TOTAL SERIES 7 - 11
	2010	2009	2010	2009
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 1,186,260	$ 1,211,803	$ 13,249,489	$ 15,103,927
Investment properties, net	8,899,952	9,304,996	69,240,520	77,848,798
Other assets	268,513	281,511	695,694	649,602
Total assets	$ 10,354,725	$ 10,798,310	$ 83,185,703	$ 93,602,327

Liabilities and Partners' Equity (Deficit):
Current liabilities	$ 400,879	$ 430,438	$ 3,503,500	$ 3,656,304
Long-term debt	9,799,866	9,916,521	98,094,276	107,617,192
Total liabilities	10,200,745	10,346,959	101,597,776	111,273,496

Partners' equity (deficit)
Limited Partner	574,026	837,779	(16,050,955)	(15,207,638)
General Partners	(420,046)	(386,428)	(2,361,118)	(2,463,531)
Total partners' equity (deficit)	153,980	451,351	(18,412,073)	(17,671,169)

Total liabilities and partners' equity (deficit)	$ 10,354,725	$ 10,798,310	$ 83,185,703	$ 93,602,327

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 468,575	$ 452,056	$ 3,996,437	$ 4,213,656
Expenses:
Operating expenses	361,050	329,296	2,999,461	3,084,699
Interest expense	52,124	53,249	489,294	545,051
Depreciation and amortization	130,989	130,870	1,029,087	1,138,044

Total expenses	544,163	513,415	4,517,842	4,767,794

Net loss	$ (75,588)	$ (61,359)	$ (521,405)	$ (554,138)

Other partners' share of net (loss) income	$ (1,698)	$ 3,913	$ 24,930	$ 8,840

Gateway's share of net loss	$ (73,890)	$ (65,272)	$ (546,335)	$ (562,978)
Suspended losses	73,890	39,077	546,335	519,448

Equity in Income (Loss) of Project Partnerships	$ -	$ (26,195)	$ -	$ (43,530)

NOTE 5 – SUMMARY OF DISPOSITION ACTIVITIES:

Gateway at one time held investments in 133 Project Partnerships (39 in Series 7, 43 in Series 8, 24 in Series 9, 15 in Series 10, and 12 in Series 11).  As of June 30, 2010, Gateway has sold its interest in 14 Project Partnerships (9 in Series 7, 3 in Series 8, 1 in Series 9, and 1 in Series 10).  A summary of the sale transactions for the Project Partnerships disposed during the current fiscal year-to-date and the previous fiscal year are summarized below.

Fiscal Year 2011 Disposition Activity:

There were no dispositions of Project Partnerships during the three months ended June 30, 2010.

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
$ 23,000

The net proceeds per LP unit from the sale of South Brenchely and Cimmaron Station are a component of the Distribution Payable on the Balance Sheets as of March 31 and June 30, 2010.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 8 Limited Partners in a subsequent quarter.

Series 9

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
January 2010	Mountain Glen	$ 10,000	$ 1.59	$ 10,000
$ 10,000

The net proceeds per LP unit from the sale of Mountain Glen are a component of the Distribution Payable on the Balance Sheets as of March 31 and June 30, 2010.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 9 Limited Partners in a subsequent quarter.

NOTE 5 – SUMMARY OF DISPOSITION ACTIVITIES (Continued):

Series 10

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
January 2010	Redstone	$ 10,000	$ 1.98	$ 10,000
$ 10,000

The net proceeds per LP unit from the sale of Redstone are a component of the Distribution Payable on the Balance Sheets as of March 31 and June 30, 2010.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 10 Limited Partners in a subsequent quarter.

NOTE 6 – SIGNIFICANT EQUITY INVESTEES:

Certain Project Partnerships constitute 20% or more of assets, equity or income (loss) from continuing operations of the respective Series in which they are held (“Significant Project Partnerships”).  In accordance with Gateway’s policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized results of operations as of March 31, 2010 for each Significant Project Partnership:

Series 7
Cardinal Apartments
Rental and other income	$ 22,952
Gross profit	7,905
Net income	$ 1,443

Series 10
Stigler Properties
Rental and other income	$ 24,753
Gross profit	8,592
Net income	$ 1,371

Series 11
	Creekstone Apartments, L.P.	Magnolia Place Apartments, L.P.
Rental and other income	$ 59,318	$ 36,619
Gross profit	13,997	11,516
Net (loss) income	$ (3,075)	$ 962

	Eloy Apartments, L.P.	Cass Towne Apartments, L.L.L.P.
Rental and other income	$ 46,969	$ 6,933
Gross profit	(9,702)	(1,691)
Net loss	$ (30,454)	$ (4,181)

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

Distribution income arises from any cash distributions received from Project Partnerships which have a zero investment balance for financial reporting purposes.  Distribution income decreased $7,870 from $21,924 for the three months ended June 30, 2009 to $14,054 for the three months ended June 30, 2010.  The decrease in distribution income is a result of decreases in available cash at Project Partnerships to pay distributions in accordance with the partnership agreements as well as the timing of such payments.  The gross distributions received from Project Partnerships decreased from $21,923 for the three month period ended June 30, 2009 to $18,054 for the same period ended in 2010.

Total expenses of Gateway were $85,785 for the three months ended June 30, 2010, a decrease of $66,266 as compared to the three months ended June 30, 2009 total expenses of $152,051.  The decrease results primarily from decreases in 1) asset management fees and general and administrative expenses – General Partner due to sales of Project Partnerships (Gateway ceases accruing Asset Management Fees and General and Administrative expenses – General Partner for sold Project Partnerships) along with the cessation of accruals for general and administrative expenses – General Partner in Series 8 beginning in fiscal year 2010, and Series 7, Series 9 and Series 10 beginning in fiscal year 2011, and 2) amortization expense (resulting from the suspension of amortization due to Project Partnership investment balances reaching zero or the acquisition fees and expense being fully amortized).

Equity in Loss of Project Partnerships decreased from $43,530 for the three months ended June 30, 2009 to $0 for the three months ended June 30, 2010 because of a decrease in the losses from Project Partnerships with positive investment balances.  Because Gateway utilizes the equity method of accounting to account for its investment in Project Partnerships, income or losses from Project Partnerships with a zero investment balance are not recognized in the Statement of Operations.  For the three months ended March 31, 2010 (Project Partnership financial information is on a three-month lag), Gateway’s share of the net loss was $546,335, of which $546,335 was suspended.  For the three months ended March 31, 2009, Gateway’s share of the net loss was $562,978, of which $519,448 was suspended.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Gain on Sale of Project Partnerships decreased from $46,520 for the three months ended June 30, 2009 to $0 for the three months ended June 30, 2010.  As more fully discussed within this MD&A, no Project Partnership investments were sold during the first quarter of fiscal year 2011 as compared to the first quarter of fiscal year 2010 when one Project Partnership investments was sold.  The amount of the gain or loss from the sale of a Project Partnership and the period in which it is recognized on the Statement of Operations is dependent upon the specifics related to each sale or disposition transaction.  Refer to the discussion of each Project Partnership sold in the Exit Strategy section within this MD&A.

Interest income decreased $1,477 from $1,499 for the three months ended June 30, 2009 to $22 for the three months ended June 30, 2010.  The change in interest income results primarily from the fluctuation of interest rates on short-term investments over this period along with the maturation of investments in securities over the same period.  Cash and Cash Equivalents decreased $262,955 from $859,284 as of June 30, 2009 to $596,329 as of June 30, 2010.  Investments in Securities decreased from $80,811 as of June 30, 2009 to zero as of June 30, 2010.  Interest income is generally one source of funds available to pay administrative costs of Gateway.

Liquidity and Capital Resources

The capital resources of each Series are used to pay General and Administrative operating costs including personnel, supplies, data processing, travel, legal, and accounting and audit fees associated with the administration and monitoring of Gateway and the Project Partnerships.  The capital resources are also used to pay the Asset Management Fee due the Managing General Partner, but only to the extent that Gateway's remaining resources are sufficient to fund Gateway's ongoing needs.  Payment of any Asset Management Fee unpaid at the time Gateway sells its interests in the Project Partnerships is subordinated to the investors' return of their original capital contribution.

The sources of funds to pay the expenses of Gateway are cash and cash equivalents and cash distributed to the Series from the operations of the Project Partnerships.  Due to the rent limitations applicable to the Project Partnerships as a result of their qualifying for Tax Credits, Gateway does not expect there to be a significant increases in future rental income of the Project Partnerships.  Therefore, cash distributions from the operations of the Project Partnerships are not expected to increase.  However, operational factors of the Project Partnerships and the timing of distributions contribute to fluctuations of distributions from period to period and year to year.  Management believes these sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

In total, Gateway reported a net loss of $71,709 from operations for the three months ended June 30, 2010.  Cash and Cash Equivalents decreased by $312,879 during the three months ended June 30, 2010.  Of the Cash and Cash Equivalents on hand as of June 30, 2010 and March 31, 2010, $48,451 is payable to certain Series’ Limited Partners arising from the sale of Project Partnerships.  Distributions will occur to those certain Limited Partners in a subsequent quarter, less the applicable state tax withholding.

The financial performance of each respective Series is summarized as follows:

Series 7 - Gateway closed this series on October 16, 1992 after receiving $10,395,000 from 635 Limited Partner investors.  Equity in Loss of Project Partnerships decreased to $0 for the three months ended June 30, 2010 from $1,084 for the three months ended June 30, 2009.  For the three months ended March 31, 2010 and 2009, the Project Partnerships generated a loss of $152,638 and $137,449 on Rental and other income of $1,023,057 and $1,191,609, respectively.  Gateway’s share of the Project Partnerships’ net loss for the three months ended March 31, 2010 and 2009 was $165,079 and $136,075, of which $165,079 and $134,991 were suspended, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  These Project Partnerships reported depreciation and amortization of $252,060 and $313,038 for the three months ended March 31, 2010 and 2009, respectively.  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

At June 30, 2010, the Series had $153,261 of Cash and Cash Equivalents.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had net loss of $14,285 for the three months ended June 30, 2010.  However, after considering the changes in operating assets and liabilities, net cash used in operating activities was $62,553.  Cash provided by investing activities totaled $6,112 consisting of cash distributions from the Project Partnerships.

Series 8 - Gateway closed this Series on June 28, 1993 after receiving $9,980,000 from 664 Limited Partner investors.  Equity in Loss of Project Partnerships decreased from $13,853 for the three months ended June 30, 2009 to $0 for the three months ended June 30, 2010.  For the three months ended March 31, 2010 and 2009, the Project Partnerships generated a loss of $158,440 and $231,917 on Rental and other income of $1,329,118 and $1,360,746, respectively.  Gateway’s share of the Project Partnerships’ net loss for the three months ended March 31, 2010 and 2009 was $158,490 and $228,431, of which $158,490 and $214,578 were suspended, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  These Project Partnerships reported depreciation and amortization of $349,321 and $374,823 for the three months ended March 31, 2010 and 2009, respectively.  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At June 30, 2010, the Series had $61,831 of Cash and Cash Equivalents.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $22,226 for the three months ended June 30, 2010.  However, after considering the changes in operating assets and liabilities, net cash used in operating activities was $179,332.  Cash provided by investing activities totaled $2,175 consisting of cash distributions from the Project Partnerships.

Series 9 - Gateway closed this Series on September 30, 1993 after receiving $6,254,000 from 406 Limited Partner investors.  Equity in Loss of Project Partnerships decreased from $301 for the three months ended June 30, 2009 to $0 for the three months ended June 30, 2010.  For the three months ended March 31, 2010 and 2009, the Project Partnerships generated a loss of $123,262 and $93,598 on Rental and other income of $703,785 and $722,947, respectively.  Gateway’s share of the Project Partnerships’ net loss for three months ended March 31, 2010 and 2009 was $122,029 and $97,611, of which $122,029 and $97,310 were suspended, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  These Project Partnerships reported depreciation and amortization of $186,805 and $197,660 for the three months ended March 31, 2010 and 2009, respectively.  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At June 30, 2010, the Series had $56,377 of Cash and Cash Equivalents.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $11,500 for the three months ended June 30, 2010.  However, after considering the changes in operating assets and liabilities, net cash used in operating activities was $45,763.  Cash provided by investing activities totaled $5,228 consisting of cash distributions from the Project Partnerships.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Series 10 - Gateway closed this Series on January 21, 1994 after receiving $5,043,000 from 325 Limited Partner investors.  Equity in Loss of Project Partnerships decreased from $2,097 for the three months ended June 30, 2009 to $0 for the three months ended June 30, 2010.  For the three months ended March 31, 2010 and 2009, the Project Partnerships generated a loss of $11,477 and $29,815 on Rental and other income of $471,902 and $486,298, respectively.  Gateway’s share of the Project Partnerships’ net loss for the three months ended March 31, 2010 and 2009 was $26,847 and $35,589, of which $26,847 and $33,492 were suspended, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  These Project Partnerships reported depreciation and amortization of $109,912 and $121,653 for the three months ended March 31, 2010 and 2009, respectively.  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At June 30, 2010, the Series had $128,340 of Cash and Cash Equivalents.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $5,920 for the three months ended June 30, 2010.  However, after considering the changes in operating assets and liabilities, net cash used in operating activities was $29,037.  Cash provided by investing activities totaled $3,739 consisting of cash distributions from the Project Partnerships.

Series 11 - Gateway closed this Series on April 29, 1994 after receiving $5,127,000 from 330 Limited Partner investors.  The Equity in Loss of Project Partnerships decreased from $26,195 for the three months ended June 30, 2009 to $0 for the three months ended June 30, 2010.  For the three months ended March 31, 2010 and 2009, the Project Partnerships generated a loss of $75,588 and $61,359 on Rental and other income of $468,575 and $452,056, respectively.  Gateway’s share of the Project Partnerships’ net loss for the three months ended March 31, 2010 and 2009 was $73,890 and $65,272, of which $73,890 and $39,077 were suspended, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  These Project Partnerships reported depreciation and amortization of $130,989 and $130,870 for the three months ended March 31, 2010 and 2009, respectively.  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At June 30, 2010, the Series had $196,520 of Cash and Cash Equivalents.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $17,778 for the three months ended June 30, 2010.  However, after considering the changes in operating assets and liabilities, net cash used in operating activities was $14,248.  Cash provided by investing activities consists of cash distributions from the Project Partnerships totaling $800.

Critical Accounting Estimates

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss.  No impairment expense was recognized during each of the three-month periods ended June 30, 2010 and 2009.

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

As of June 30, 2010, Gateway holds a limited partner interest in 119 Project Partnerships which own and operate government assisted multi-family housing complexes.  Gateway at one time held investments in 133 Project Partnerships.  As of December 31, 2009, only 8 of the Project Partnerships have yet to reach the end of their Tax Credit compliance period but will do so in the year ending December 31, 2010.  As of June 30, 2010, 14 of the Project Partnerships have been sold (9 in Series 7, 3 in Series 8, 1 in Series 9, and 1 in Series 10) and, in accordance with the Gateway partnership agreement, the entire net proceeds received from these sales either have been or will be distributed to the Limited Partners of the respective Series.  A summary of the sale transactions for the Project Partnerships disposed during the current fiscal year-to-date and the previous fiscal year are summarized below:

Fiscal Year 2011 Disposition Activity:

There were no dispositions of Project Partnerships during the three months ended June 30, 2010.

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
$ 23,000

The net proceeds per LP unit from the sale of South Brenchely and Cimmaron Station are a component of the Distribution Payable on the Balance Sheets as of March 31 and June 30, 2010.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 8 Limited Partners in a subsequent quarter.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Series 9

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
January 2010	Mountain Glen	$ 10,000	$ 1.59	$ 10,000
$ 10,000

The net proceeds per LP unit from the sale of Mountain Glen are a component of the Distribution Payable on the Balance Sheets as of March 31 and June 30, 2010.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 9 Limited Partners in a subsequent quarter.

Series 10

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
January 2010	Redstone	$ 10,000	$ 1.98	$ 10,000
$ 10,000

The net proceeds per LP unit from the sale of Redstone are a component of the Distribution Payable on the Balance Sheets as of March 31 and June 30, 2010.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 10 Limited Partners in a subsequent quarter.

Status Update on Unsold Project Partnerships:

The following summarizes the most recent status of the sale/disposal process for the Project Partnership investments held as of June 30, 2010:

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

Under the supervision and with the participation of the Managing General Partner’s management, including the Chief Executive Officer and Chief Financial Officer, Gateway has evaluated the effectiveness of its disclosure controls and procedures applicable to each of the Series as well as to the total partnership pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures applicable to each of the Series as well as to the total partnership are effective.  There were no changes in Gateway’s internal control over financial reporting during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, Gateway’s internal control over financial reporting.

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

GATEWAY TAX CREDIT FUND III, LTD.
(A Florida Limited Partnership)
By: Raymond James Tax Credit Funds, Inc.
(the Managing General Partner)

Date: August 13, 2010	By:/s/ Ronald M. Diner
Ronald M. Diner
President

Date: August 13, 2010	By:/s/ Toni S. Matthews
Toni S. Matthews
Vice President and Chief Financial Officer