Form 10-Q
period 2010-09-30
GATEWAY TAX CREDIT FUND III LTD
filed 2010-11-12
CIK 881716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

BALANCE SHEETS
(Unaudited)

	SERIES 7		SERIES 8		SERIES 9
	September 30,	March 31,	September 30,	March 31,	September 30,	March 31,
	2010	2010	2010	2010	2010	2010
ASSETS
Current Assets:
Cash and Cash Equivalents	$ 292,495	$ 209,702	$ 228,370	$ 238,988	$ 95,304	$ 96,912
Receivable - Other	-	-	-	-	44,256	-
Total Current Assets	292,495	209,702	228,370	238,988	139,560	96,912

Investments in Project Partnerships, net	84,423	84,017	-	-	-	-

Total Assets	$ 376,918	$ 293,719	$ 228,370	$ 238,988	$ 139,560	$ 96,912

LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
Payable to General Partners	$ 51,522	$ 105,464	$ 225,482	$ 215,965	$ 77,910	$ 66,214
Distribution Payable	163,015	5,066	23,385	23,385	10,000	10,000
Deferred Gain on Sale of Project Partnerships	-	-	-	-	43,030	-

Total Current Liabilities	214,537	110,530	248,867	239,350	130,940	76,214

Long-Term Liabilities:
Payable to General Partners	993,291	963,160	1,074,997	1,034,764	647,556	624,387

Partners' Equity (Deficit):
Limited Partners - 10,395, 9,980, and 6,254
units for Series 7, 8, and 9, respectively,
at September 30, 2010 and March 31, 2010	(834,428)	(782,420)	(1,088,263)	(1,028,499)	(587,711)	(552,816)
General Partners	3,518	2,449	(7,231)	(6,627)	(51,225)	(50,873)

Total Partners' Deficit	(830,910)	(779,971)	(1,095,494)	(1,035,126)	(638,936)	(603,689)

Total Liabilities and Partners' Deficit	$ 376,918	$ 293,719	$ 228,370	$ 238,988	$ 139,560	$ 96,912

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

BALANCE SHEETS
(Unaudited)

	SERIES 10		SERIES 11		TOTAL SERIES 7 - 11
	September 30,	March 31,	September 30,	March 31,	September 30,	March 31,
	2010	2010	2010	2010	2010	2010
ASSETS
Current Assets:
Cash and Cash Equivalents	$ 144,397	$ 153,638	$ 182,789	$ 209,968	$ 943,355	$ 909,208
Receivable - Other	-	-	-	-	44,256	-
Total Current Assets	144,397	153,638	182,789	209,968	987,611	909,208

Investments in Project Partnerships, net	72,966	97,267	296,720	411,872	454,109	593,156

Total Assets	$ 217,363	$ 250,905	$ 479,509	$ 621,840	$ 1,441,720	$ 1,502,364

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Current Liabilities:
Payable to General Partners	$ 48,769	$ 54,975	$ 13,941	$ 14,511	$ 417,624	$ 457,129
Distribution Payable	10,000	10,000	-	-	206,400	48,451
Deferred Gain on Sale of Project Partnerships	-	-	-	-	43,030	-

Total Current Liabilities	58,769	64,975	13,941	14,511	667,054	505,580

Long-Term Liabilities:
Payable to General Partners	194,936	179,311	119,108	105,164	3,029,888	2,906,786

Partners' Equity (Deficit):
Limited Partners - 5,043 and 5,127 units
for Series 10 and 11, respectively, at
at September 30, 2010 and March 31, 2010	(1,799)	40,732	388,986	543,134	(2,123,215)	(1,779,869)
General Partners	(34,543)	(34,113)	(42,526)	(40,969)	(132,007)	(130,133)

Total Partners' Equity (Deficit)	(36,342)	6,619	346,460	502,165	(2,255,222)	(1,910,002)

Total Liabilities and Partners' Equity (Deficit)	$ 217,363	$ 250,905	$ 479,509	$ 621,840	$ 1,441,720	$ 1,502,364

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	SERIES 7		SERIES 8		SERIES 9
	2010	2009	2010	2009	2010	2009
Revenues:
Distribution Income	$ 1,957	$ 12,526	$ 5,271	$ 4,524	$ 2,844	$ 9,015
Total Revenues	1,957	12,526	5,271	4,524	2,844	9,015

Expenses:
Asset Management Fee - General Partner	15,067	18,243	20,117	21,445	11,585	12,147
General and Administrative:
General Partner	-	20,008	-	-	-	15,279
Other	23,192	20,897	23,303	21,227	15,010	14,735
Amortization	73	73	-	289	-	748

Total Expenses	38,332	59,221	43,420	42,961	26,595	42,909

Loss Before Equity in Loss of Project Partnerships
and Other Income	(36,374)	(46,695)	(38,149)	(38,437)	(23,751)	(33,894)
Equity in Loss of Project Partnerships	(288)	1,084	-	2,541	-	-
Gain on Sale of Project Partnerships	157,948	254,488	-	-	-	-
Interest Income	8	9	7	5	4	3

Net Income (Loss)	$ 121,294	$ 208,886	$ (38,142)	$ (35,891)	$ (23,747)	$ (33,891)

Allocation of Net Income (Loss):
Limited Partners	$ 120,082	$ 198,440	$ (37,760)	$ (35,532)	$ (23,510)	$ (33,553)
General Partners	1,212	10,446	(382)	(359)	(237)	(338)

	$ 121,294	$ 208,886	$ (38,142)	$ (35,891)	$ (23,747)	$ (33,891)

Net Income (Loss) Per Limited Partnership Unit	$ 11.55	$ 19.09	$ (3.78)	$ (3.56)	$ (3.76)	$ (5.37)

Number of Limited Partnership Units Outstanding	10,395	10,395	9,980	9,980	6,254	6,254

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	SERIES 10		SERIES 11		TOTAL SERIES 7 - 11
	2010	2009	2010	2009	2010	2009
Revenues:
Distribution Income	$ 700	$ 700	$ 2,182	$ 2,982	$ 12,954	$ 29,747
Total Revenues	700	700	2,182	2,982	12,954	29,747

Expenses:
Asset Management Fee - General Partner	7,813	8,356	6,972	7,031	61,554	67,222
General and Administrative:
General Partner	-	9,550	10,961	7,639	10,961	52,476
Other	11,783	10,777	11,871	10,855	85,159	78,491
Amortization	-	167	-	3,130	73	4,407

Total Expenses	19,596	28,850	29,804	28,655	157,747	202,596

Loss Before Equity in Loss of Project Partnerships
and Other Income	(18,896)	(28,150)	(27,622)	(25,673)	(144,792)	(172,849)
Equity in Loss of Project Partnerships	(18,150)	(7,270)	(110,312)	(32,397)	(128,750)	(36,042)
Gain on Sale of Project Partnerships	-	-	-	-	157,948	254,488
Interest Income	5	710	7	807	31	1,534

Net Income (Loss)	$ (37,041)	$ (34,710)	$ (137,927)	$ (57,263)	$ (115,563)	$ 47,131

Allocation of Net Income (Loss):
Limited Partners	$ (36,669)	$ (34,363)	$ (136,548)	$ (56,690)	$ (114,405)	$ 38,302
General Partners	(372)	(347)	(1,379)	(573)	(1,158)	8,829

	$ (37,041)	$ (34,710)	$ (137,927)	$ (57,263)	$ (115,563)	$ 47,131

Net Loss Per Limited Partnership Unit	$ (7.27)	$ (6.81)	$ (26.63)	$ (11.06)

Number of Limited Partnership Units Outstanding	5,043	5,043	5,127	5,127

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	SERIES 7		SERIES 8		SERIES 9
	2010	2009	2010	2009	2010	2009
Revenues:
Distribution Income	$ 6,489	$ 18,964	$ 7,446	$ 13,760	$ 5,652	$ 12,853
Total Revenues	6,489	18,964	7,446	13,760	5,652	12,853

Expenses:
Asset Management Fee - General Partner	30,132	36,864	40,233	42,890	23,169	24,294
General and Administrative:
General Partner	-	45,641	-	-	-	33,204
Other	26,876	24,779	27,594	26,081	17,736	17,827
Amortization	146	146	-	578	-	1,496

Total Expenses	57,154	107,430	67,827	69,549	40,905	76,821

Loss Before Equity in Income (Loss) of Project
Partnerships and Other Income	(50,664)	(88,466)	(60,381)	(55,789)	(35,253)	(63,968)
Equity in Loss of Project Partnerships	(288)	-	-	(11,312)	-	(301)
Gain on Sale of Project Partnerships	157,948	301,008	-	-	-	-
Interest Income	13	16	13	11	6	6

Net Income (Loss)	$ 107,009	$ 212,558	$ (60,368)	$ (67,090)	$ (35,247)	$ (64,263)

Allocation of Net Income (Loss):
Limited Partners	$ 105,940	$ 156,021	$ (59,764)	$ (66,419)	$ (34,895)	$ (63,620)
General Partners	1,069	56,537	(604)	(671)	(352)	(643)

	$ 107,009	$ 212,558	$ (60,368)	$ (67,090)	$ (35,247)	$ (64,263)

Net Income (Loss) Per Limited Partnership Unit	$ 10.19	$ 15.01	$ (5.99)	$ (6.66)	$ (5.58)	$ (10.17)

Number of Limited Partnership Units Outstanding	10,395	10,395	9,980	9,980	6,254	6,254

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	SERIES 10		SERIES 11		TOTAL SERIES 7 - 11
	2010	2009	2010	2009	2010	2009
Revenues:
Distribution Income	$ 4,439	$ 2,512	$ 2,982	$ 3,582	$ 27,008	$ 51,671
Total Revenues	4,439	2,512	2,982	3,582	27,008	51,671

Expenses:
Asset Management Fee - General Partner	15,626	16,712	13,944	14,062	123,104	134,822
General and Administrative:
General Partner	-	20,753	20,774	16,602	20,774	116,200
Other	13,633	13,015	13,669	13,109	99,508	94,811
Amortization	-	334	-	6,260	146	8,814

Total Expenses	29,259	50,814	48,387	50,033	243,532	354,647

Loss Before Equity in Income (Loss) of Project
Partnerships and Other Income	(24,820)	(48,302)	(45,405)	(46,451)	(216,523)	(302,976)
Equity in Loss of Project Partnerships	(18,150)	(9,367)	(110,312)	(58,592)	(128,750)	(79,572)
Gain on Sale of Project Partnerships	-	-	-	-	157,948	301,008
Interest Income	9	1,400	12	1,600	53	3,033

Net Loss	$ (42,961)	$ (56,269)	$ (155,705)	$ (103,443)	$ (187,272)	$ (78,507)

Allocation of Net Income (Loss):
Limited Partners	$ (42,531)	$ (55,706)	$ (154,148)	$ (102,409)	$ (185,398)	$ (132,133)
General Partners	(430)	(563)	(1,557)	(1,034)	(1,874)	53,626

	$ (42,961)	$ (56,269)	$ (155,705)	$ (103,443)	$ (187,272)	$ (78,507)

Net Loss Per Limited Partnership Unit	$ (8.43)	$ (11.05)	$ (30.07)	$ (19.97)

Number of Limited Partnership Units Outstanding	5,043	5,043	5,127	5,127

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	SERIES 7			SERIES 8
	Limited	General		Limited	General
	Partners	Partners	Total	Partners	Partners	Total

Balance at March 31, 2009	$ (568,361)	$ (54,077)	$ (622,438)	$ (891,845)	$ (28,479)	$ (920,324)

Net Income (Loss)	156,021	56,537	212,558	(66,419)	(671)	(67,090)

Distributions	(301,008)	-	(301,008)	-	-	-

Balance at September 30, 2009	$ (713,348)	$ 2,460	$ (710,888)	$ (958,264)	$ (29,150)	$ (987,414)

Balance at March 31, 2010	$ (782,420)	$ 2,449	$ (779,971)	$ (1,028,499)	$ (6,627)	$ (1,035,126)

Net Income (Loss)	105,940	1,069	107,009	(59,764)	(604)	(60,368)

Distributions	(157,948)	-	(157,948)	-	-	-

Balance at September 30, 2010	$ (834,428)	$ 3,518	$ (830,910)	$ (1,088,263)	$ (7,231)	$ (1,095,494)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	SERIES 9			SERIES 10
	Limited	General		Limited	General
	Partners	Partners	Total	Partners	Partners	Total

Balance at March 31, 2009	$ (413,640)	$ (59,568)	$ (473,208)	$ 159,923	$ (43,010)	$ 116,913

Net Income (Loss)	(63,620)	(643)	(64,263)	(55,706)	(563)	(56,269)

Balance at September 30, 2009	$ (477,260)	$ (60,211)	$ (537,471)	$ 104,217	$ (43,573)	$ 60,644

Balance at March 31, 2010	$ (552,816)	$ (50,873)	$ (603,689)	$ 40,732	$ (34,113)	$ 6,619

Net Income (Loss)	(34,895)	(352)	(35,247)	(42,531)	(430)	(42,961)

Balance at September 30, 2010	$ (587,711)	$ (51,225)	$ (638,936)	$ (1,799)	$ (34,543)	$ (36,342)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	SERIES 11			TOTAL SERIES 7 - 11
	Limited	General		Limited	General
	Partners	Partners	Total	Partners	Partners	Total

Balance at March 31, 2009	$ 729,531	$ (39,086)	$ 690,445	$ (984,392)	$ (224,220)	$ (1,208,612)

Net Income (Loss)	(102,409)	(1,034)	(103,443)	(132,133)	53,626	(78,507)

Distributions	-	-	-	(301,008)	-	(301,008)

Balance at September 30, 2009	$ 627,122	$ (40,120)	$ 587,002	$ (1,417,533)	$ (170,594)	$ (1,588,127)

Balance at March 31, 2010	$ 543,134	$ (40,969)	$ 502,165	$ (1,779,869)	$ (130,133)	$ (1,910,002)

Net Income (Loss)	(154,148)	(1,557)	(155,705)	(185,398)	(1,874)	(187,272)

Distributions	-	-	-	(157,948)	-	(157,948)

Balance at September 30, 2010	$ 388,986	$ (42,526)	$ 346,460	$ (2,123,215)	$ (132,007)	$ (2,255,222)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	SERIES 7		SERIES 8
	2010	2009	2010	2009
Cash Flows from Operating Activities:
Net Income (Loss)	$ 107,009	$ 212,558	$ (60,368)	$ (67,090)
Adjustments to Reconcile Net Income (Loss)
to Net Cash (Used in) Provided by Operating Activities:
Amortization	146	146	-	578
Equity in Loss of Project Partnerships	288	-	-	11,312
Gain on Sale of Project Partnerships	(157,948)	(301,008)	-	-
Distribution Income	(6,489)	(18,964)	(7,446)	(13,760)
Changes in Operating Assets and Liabilities:
Increase (Decrease) in Payable to General Partners	(23,811)	29,428	49,750	68,678
Net Cash Used in Operating Activities	(80,805)	(77,840)	(18,064)	(282)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	5,650	22,963	7,446	16,301
Net Proceeds from Sale of Project Partnerships	157,948	301,008	-	-
Net Cash Provided by Investing Activities	163,598	323,971	7,446	16,301

Cash Flows from Financing Activities:
Distributions Paid to Limited Partners	-	(295,530)	-	-
Net Cash Used in Financing Activities	-	(295,530)	-	-

Increase (Decrease) in Cash and Cash Equivalents	82,793	(49,399)	(10,618)	16,019
Cash and Cash Equivalents at Beginning of Year	209,702	246,867	238,988	185,918

Cash and Cash Equivalents at End of Period	$ 292,495	$ 197,468	$ 228,370	$ 201,937

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$ 157,948	$ -	$ -	$ -
Distribution to Assignees	(157,948)	-	-	-
	$ -	$ -	$ -	$ -

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	SERIES 9		SERIES 10
	2010	2009	2010	2009
Cash Flows from Operating Activities:
Net Loss	$ (35,247)	$ (64,263)	$ (42,961)	$ (56,269)
Adjustments to Reconcile Net Income (Loss)
to Net Cash Used in Operating Activities:
Amortization	-	1,496	-	334
Accreted Interest Income on Investment in Securities	-	-	-	(1,394)
Equity in Loss of Project Partnerships	-	301	18,150	9,367
Distribution Income	(5,652)	(12,853)	(4,439)	(2,512)
Changes in Operating Assets and Liabilities:
Increase in Payable to General Partners	33,640	18,258	9,419	12,238
Net Cash Used in Operating Activities	(7,259)	(57,061)	(19,831)	(38,236)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	5,651	12,853	10,590	12,661
Net Cash Provided by Investing Activities	5,651	12,853	10,590	12,661

Decrease in Cash and Cash Equivalents	(1,608)	(44,208)	(9,241)	(25,575)
Cash and Cash Equivalents at Beginning of Year	96,912	124,326	153,638	121,062

Cash and Cash Equivalents at End of Period	$ 95,304	$ 80,118	$ 144,397	$ 95,487

Supplemental disclosure of non-cash activities:
Increase in Receivable - Other	$ 44,256	$ -	$ -	$ -
Increase in Deferred Gain on Sale of Project Partnerships	(43,030)	-	-	-
Decrease in Payable to General Partners	(1,226)	-	-	-
	$ -	$ -	$ -	$ -

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	SERIES 11		TOTAL SERIES 7 - 11
	2010	2009	2010	2009
Cash Flows from Operating Activities:
Net Loss	$ (155,705)	$ (103,443)	$ (187,272)	$ (78,507)
Adjustments to Reconcile Net Income (Loss)
to Net Cash Used in Operating Activities:
Amortization	-	6,260	146	8,814
Accreted Interest Income on Investment in Securities	-	(1,589)	-	(2,983)
Equity in Loss of Project Partnerships	110,312	58,592	128,750	79,572
Gain on Sale of Project Partnerships	-	-	(157,948)	(301,008)
Distribution Income	(2,982)	(3,582)	(27,008)	(51,671)
Changes in Operating Assets and Liabilities:
Increase in Payable to General Partners	13,374	9,780	82,372	138,382
Net Cash Used in Operating Activities	(35,001)	(33,982)	(160,960)	(207,401)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	7,822	3,582	37,159	68,360
Net Proceeds from Sale of Project Partnerships	-	-	157,948	301,008
Redemption of Investment Securities	-	-	-	-
Purchase of Investment Securities	-	-	-	-
Net Cash Provided by Investing Activities	7,822	3,582	195,107	369,368

Cash Flows from Financing Activities:
Distributions Paid to Limited Partners	-	-	-	(295,530)
Net Cash Used in Financing Activities	-	-	-	(295,530)

Increase (Decrease) in Cash and Cash Equivalents	(27,179)	(30,400)	34,147	(133,563)
Cash and Cash Equivalents at Beginning of Year	209,968	204,816	909,208	882,989

Cash and Cash Equivalents at End of Period	$ 182,789	$ 174,416	$ 943,355	$ 749,426

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$ -	$ -	$ 157,948	$ -
Distribution to Assignees	-	-	(157,948)	-
Increase in Receivable - Other	-	-	44,256	-
Increase in Deferred Gain on Sale of Project Partnerships	-	-	(43,030)	-
Decrease in Payable to General Partners	-	-	(1,226)	-
	$ -	$ -	$ -	$ -

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

NOTE 1 - ORGANIZATION:

Gateway Tax Credit Fund III Ltd. (“Gateway”), a Florida Limited Partnership, was formed October 17, 1991 under the laws of Florida.  Gateway offered its limited partnership interests in Series (“Series”).  The first Series for Gateway is Series 7.  Operations commenced on July 16, 1992 for Series 7, January 4, 1993 for Series 8, September 30, 1993 for Series 9, January 21, 1994 for Series 10 and April 29, 1994 for Series 11.  Each Series invests, as a limited partner, in other limited partnerships (“Project Partnerships”), each of which owns and operates apartment complexes eligible for Low-Income Housing Tax Credits (“Tax Credits”), provided for in Section 42 of the Internal Revenue Code of 1986.  Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the limited partnership agreement (the “Agreement”).  As of September 30, 2010, Gateway had received capital contributions of $1,000 from the General Partners and $36,799,000 from the investor Limited Partners.

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

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected remaining low-income housing tax credits and other tax benefits is less than the carrying amount of the investment, Gateway recognizes an impairment loss.  Gateway has concluded that any residual value of the Project Partnerships in the present Tax Credit market conditions could not be practicably determined.  As a result, Gateway does not include estimates of residual value of the Project Partnerships from the recoverability portion of its impairment analysis.  No impairment expense was recognized during each of the six-month periods ended September 30, 2010 and 2009.  Refer to Note 4 – Investments in Project Partnerships for further details regarding the components of the Investments in Project Partnerships balance.  Gateway is continuing to execute its process of disposition of its interest in Project Partnerships that have reached the end of their Tax Credit compliance period.  Refer to Note 5 – Summary of Disposition Activities for the most recent update of those on-going activities.

Gateway, as a limited partner in the Project Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance and continued eligibility of Tax Credits.  If the cost of operating a property exceeds the rental income earned thereon, Gateway may deem it in its best interest to voluntarily provide funds in order to protect its investment.  However, Gateway does not guarantee any of the mortgages or other debt of the Project Partnerships.  No such funding to Project Partnerships occurred during each of the six-month periods ended September 30, 2010 and September 30, 2009.

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

Gateway holds variable interests in 117 VIEs, which consist of Project Partnerships, of which Gateway is not the primary beneficiary.  Since its inception, Gateway’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to Gateway’s capital contributions to and receivables from those VIEs, which is $24,899,862 at September 30, 2010. Over the course of the investment and Tax Credit cycle, this maximum exposure to loss was offset by actual losses experienced by the Project Partnerships recorded by Gateway in its equity accounting.  Accordingly, at the current stage of the investment and Tax Credit cycle, the carrying value of Gateway’s interest in the VIEs has been reduced to $454,109.  As Gateway has no further capital funding requirements nor does it guarantee the debt of the Project Partnerships, its further exposure to loss is limited to the extent of any financial support that Gateway voluntarily provides to those Project Partnerships in the future.  Gateway does not currently intend to provide such support.

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

Value Partners, Inc., an affiliate of Gateway, acquired the general partner interest in Logan Heights, one of the Project Partnerships in Series 8, in 2003 (see further discussion in Note 4).

For the six months ended September 30, 2010 and 2009, the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

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

	2010	2009
Series 7	$ 30,131	$ 36,864
Series 8	40,233	42,890
Series 9	23,169	24,294
Series 10	15,626	16,712
Series 11	13,944	14,062
Total	$ 123,103	$ 134,822

General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis.  This expense is included in the Statements of Operations.

	2010	2009
Series 7	$ -	$ 45,641
Series 8	-	-
Series 9	-	33,204
Series 10	-	20,753
Series 11	20,774	16,602
Total	$ 20,774	$ 116,200

NOTE 4 – INVESTMENTS IN PROJECT PARTNERSHIPS:
     As of September 30, 2010, Gateway had acquired a 99% interest in the profits, losses, and Tax Credits as a limited partner in Project Partnerships (Series 7 - 30, Series 8 - 40, and Series 9 - 23) which own and operate government assisted multi-family housing complexes.  Cash flows from operations are allocated according to each Project Partnership agreement.  Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

	SERIES 7		SERIES 8		SERIES 9
	September 30,	March 31,	September 30,	March 31,	September 30,	March 31,
	2010	2010	2010	2010	2010	2010
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$ 5,514,952	$ 5,721,083	$ 6,941,449	$ 6,941,449	$ 4,599,313	$ 4,703,741

Loan receivable from Project Partnerships	-	-	24,220	24,220	-	-

Cumulative equity in losses of Project
Partnerships (1) (2)	(4,976,481)	(5,194,990)	(6,877,633)	(6,877,633)	(4,242,472)	(4,353,387)

Cumulative distributions received from
Project Partnerships	(209,454)	(216,294)	(179,115)	(179,115)	(164,111)	(167,764)

Investment in Project Partnerships before
Adjustment	329,017	309,799	(91,079)	(91,079)	192,730	182,590

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	548,761	573,481	513,903	513,903	218,681	231,156
Accumulated amortization of acquisition
fees and expenses	(240,798)	(246,706)	(161,554)	(161,554)	(103,479)	(105,814)

Reserve for Impairment of Investment in
Project Partnerships	(552,557)	(552,557)	(261,270)	(261,270)	(307,932)	(307,932)

Investments in Project Partnerships	$ 84,423	$ 84,017	$ -	$ -	$ -	$ -

(1) In accordance with Gateway's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $5,633,534 in Series 7, $8,436,655 in Series 8, and $3,332,702 in Series 9 for the period ended September 30, 2010; and cumulative suspended losses of $5,438,071 in Series 7, $8,066,825 in Series 8, and $3,237,997 in Series 9 for the year ended March 31, 2010 are not included.

(2) In accordance with Gateway's accounting policy to apply equity in losses of Project Partnerships to receivables from Project Partnerships, $24,220 in losses are included in Series 8 as of September 30, 2010 and March 31, 2010.  (See discussion in Note 2 - Significant Accounting Policies.)

NOTE 4 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):
     As of September 30, 2010, Gateway had acquired a 99% interest in the profits, losses, and Tax Credits as a limited partner in Project Partnerships (Series 10 - 14 and Series 11 - 12) which own and operate government assisted multi-family housing complexes.  Cash flows from operations are allocated according to each Project Partnership agreement.  Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

	SERIES 10		SERIES 11		TOTAL SERIES 7 - 11
	September 30,	March 31,	September 30,	March 31,	September 30,	March 31,
	2010	2010	2010	2010	2010	2010
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$ 3,716,106	$ 3,716,106	$ 4,128,042	$ 4,128,042	$ 24,899,862	$ 25,210,421

Loan receivable from Project Partnerships	-	-	-	-	24,220	24,220

Cumulative equity in losses of Project
Partnerships (1)	(2,343,312)	(2,325,162)	(2,018,451)	(1,908,139)	(20,458,349)	(20,659,311)

Cumulative distributions received from
Project Partnerships	(240,891)	(234,740)	(211,819)	(206,979)	(1,005,390)	(1,004,892)

Investment in Project Partnerships before
Adjustment	1,131,903	1,156,204	1,897,772	2,012,924	3,460,343	3,570,438

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	174,878	174,878	290,335	290,335	1,746,558	1,783,753
Accumulated amortization of acquisition
fees and expenses	(147,889)	(147,889)	(222,991)	(222,991)	(876,711)	(884,954)

Reserve for Impairment of Investment in
Project Partnerships	(1,085,926)	(1,085,926)	(1,668,396)	(1,668,396)	(3,876,081)	(3,876,081)

Investments in Project Partnerships	$ 72,966	$ 97,267	$ 296,720	$ 411,872	$ 454,109	$ 593,156

(1) In accordance with Gateway's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $784,372 in Series 10 and $1,461,370 in Series 11 for the period ended September 30, 2010; and cumulative suspended losses of $719,103 in Series 10 and $1,392,126 in Series 11 for the year ended March 31, 2010 are not included.

NOTE 4 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

     In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 7 and Series 8 as of June 30 and the respective summarized statements of operations for the six months ended June 30 of each year:

	SERIES 7		SERIES 8 (1)
	2010	2009	2010	2009
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 3,450,800	$ 3,594,374	$ 4,423,474	$ 4,697,568
Investment properties, net	14,838,861	16,556,628	20,683,891	23,119,796
Other assets	31,784	41,995	349,988	287,963
Total assets	$ 18,321,445	$ 20,192,997	$ 25,457,353	$ 28,105,327

Liabilities and Partners' Deficit:
Current liabilities	$ 723,527	$ 713,193	$ 1,359,919	$ 1,470,212
Long-term debt	23,307,541	24,669,423	33,354,386	35,579,018
Total liabilities	24,031,068	25,382,616	34,714,305	37,049,230

Partners' deficit
Limited Partner	(5,394,428)	(4,932,090)	(8,566,537)	(8,178,828)
General Partners	(315,195)	(257,529)	(690,415)	(765,075)
Total partners' deficit	(5,709,623)	(5,189,619)	(9,256,952)	(8,943,903)

Total liabilities and partners' deficit	$ 18,321,445	$ 20,192,997	$ 25,457,353	$ 28,105,327

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 1,905,739	$ 1,980,593	$ 2,683,210	$ 2,750,725
Expenses:
Operating expenses	1,517,956	1,581,690	2,009,087	2,118,069
Interest expense	238,408	258,376	346,293	367,528
Depreciation and amortization	482,563	500,779	698,643	749,326

Total expenses	2,238,927	2,340,845	3,054,023	3,234,923

Net loss	$ (333,188)	$ (360,252)	$ (370,813)	$ (484,198)

Other partners' share of net loss	$ 16,959	$ (2,874)	$ (983)	$ (6,989)

Gateway's share of net loss	$ (350,147)	$ (357,378)	$ (369,830)	$ (477,209)
Suspended losses	349,859	357,378	369,830	465,897

Equity in Income (Loss) of Project Partnerships	$ (288)	$ -	$ -	$ (11,312)

NOTE 4 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

(1)    As discussed in Note 3, an affiliate of the General Partner (Value Partners, Inc.) is the operating general partner in one of the Project Partnerships included in Series 8 above (Logan Heights).  The Logan Heights Project Partnership is not consolidated in Gateway's financial statements as Gateway's investment in Logan Heights is accounted for under the equity method.  The information below is included for related party disclosure purposes.  The Project Partnership's financial information for the periods ending June 2010 and June 2009 is as follows:

	June 2010	June 2009
Total Assets	$ 426,600	$ 457,374
Total Liabilities	800,540	802,571
Gateway Deficit	(341,551)	(313,096)
Other Partner's Deficit	(32,388)	(32,101)
Total Revenue	52,905	62,862
Net Loss	$ (5,742)	$ (20,957)

NOTE 4 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

    In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 9 and Series 10 as of June 30 and the respective summarized statements of operations for the six months ended June 30 of each year:

	SERIES 9		SERIES 10
	2010	2009	2010	2009
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 2,107,730	$ 2,411,912	$ 2,049,308	$ 2,190,970
Investment properties, net	12,701,605	14,019,550	10,167,968	10,969,179
Other assets	54,435	53,452	42,881	28,395
Total assets	$ 14,863,770	$ 16,484,914	$ 12,260,157	$ 13,188,544

Liabilities and Partners' Deficit:
Current liabilities	$ 434,354	$ 429,565	$ 440,067	$ 462,239
Long-term debt	18,083,323	19,453,468	11,952,788	12,826,121
Total liabilities	18,517,677	19,883,033	12,392,855	13,288,360

Partners' deficit
Limited Partner	(3,221,020)	(2,959,486)	(494,217)	395,880
General Partners	(432,887)	(438,633)	361,519	(495,696)
Total partners' deficit	(3,653,907)	(3,398,119)	(132,698)	(99,816)

Total liabilities and partners' deficit	$ 14,863,770	$ 16,484,914	$ 12,260,157	$ 13,188,544

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 1,382,726	$ 1,460,983	$ 941,457	$ 972,682
Expenses:
Operating expenses	1,113,437	1,090,470	690,425	727,718
Interest expense	183,646	197,387	97,057	108,090
Depreciation and amortization	362,545	395,320	219,823	243,306

Total expenses	1,659,628	1,683,177	1,007,305	1,079,114

Net loss	$ (276,902)	$ (222,194)	$ (65,848)	$ (106,432)

Other partners' share of net loss	$ (2,768)	$ 2,442	$ 17,571	$ 2,391

Gateway's share of net loss	$ (274,134)	$ (224,636)	$ (83,419)	$ (108,823)
Suspended losses	274,134	224,335	65,269	99,456

Equity in Income (Loss) of Project Partnerships	$ -	$ (301)	$ (18,150)	$ (9,367)

NOTE 4 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

     In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 11 and Total Series 7 - 11 as of June 30 and the respective summarized statements of operations for the six months ended June 30 of each year:

	SERIES 11		TOTAL SERIES 7 - 11
	2010	2009	2010	2009
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 1,166,163	$ 1,225,322	$ 13,197,475	$ 14,120,146
Investment properties, net	8,768,962	9,220,083	67,161,287	73,885,236
Other assets	273,316	312,885	752,404	724,690
Total assets	$ 10,208,441	$ 10,758,290	$ 81,111,166	$ 88,730,072

Liabilities and Partners' Equity (Deficit):
Current liabilities	$ 364,783	$ 475,660	$ 3,322,650	$ 3,550,869
Long-term debt	9,799,866	9,916,521	96,497,904	102,444,551
Total liabilities	10,164,649	10,392,181	99,820,554	105,995,420

Partners' equity (deficit)
Limited Partner	466,474	760,025	(17,209,728)	(14,914,499)
General Partners	(422,682)	(393,916)	(1,499,660)	(2,350,849)
Total partners' equity (deficit)	43,792	366,109	(18,709,388)	(17,265,348)

Total liabilities and partners' equity (deficit)	$ 10,208,441	$ 10,758,290	$ 81,111,166	$ 88,730,072

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 950,673	$ 896,437	$ 7,863,805	$ 8,061,420
Expenses:
Operating expenses	770,223	668,089	6,101,128	6,186,036
Interest expense	104,247	106,498	969,651	1,037,879
Depreciation and amortization	261,979	261,740	2,025,553	2,150,471

Total expenses	1,136,449	1,036,327	9,096,332	9,374,386

Net loss	$ (185,776)	$ (139,890)	$ (1,232,527)	$ (1,312,966)

Other partners' share of net (loss) income	$ (6,220)	$ (4,741)	$ 24,559	$ (9,771)

Gateway's share of net loss	$ (179,556)	$ (135,149)	$ (1,257,086)	$ (1,303,195)
Suspended losses	69,244	76,557	1,128,336	1,223,623

Equity in Income (Loss) of Project Partnerships	$ (110,312)	$ (58,592)	$ (128,750)	$ (79,572)

NOTE 5 – SUMMARY OF DISPOSITION ACTIVITIES:

Gateway at one time held investments in 133 Project Partnerships (39 in Series 7, 43 in Series 8, 24 in Series 9, 15 in Series 10, and 12 in Series 11).  As of September 30, 2010, Gateway has sold its interest in 16 Project Partnerships (10 in Series 7, 3 in Series 8, 2 in Series 9, and 1 in Series 10).  A summary of the sale transactions for the Project Partnerships disposed during the current fiscal year-to-date and the previous fiscal year are summarized below.

Fiscal Year 2011 Disposition Activity:

Series 7

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
August 2010	Pioneer Apartments, L.P.	$ 157,949	$ 15.19	$ 157,949
$ 157,949

The net proceeds per LP unit from the sale of Pioneer Apartments are a component of the Distribution Payable on the Balance Sheet as of September 30, 2010.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 7 Limited Partners in a subsequent quarter.

Series 9

Transaction			Net Proceeds	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	on Disposal
September 2010	Stilwell Properties III	$ 43,030	$ 6.88	$ 43,030
$ 43,030

In accordance with GAAP, although the sale of Stilwell Properties III, L.P. was consummated on or prior to September 30, 2010, the gain on the sale is being deferred on the Balance Sheet and not recognized on the Statement of Operations until the period that the net sales proceeds are received.  Gateway recorded a receivable for the gross proceeds from this sale totaling $44,256 which is included in Receivable – Other on the Balance Sheet and has been subsequently received in October 2010.  The net proceeds, less the applicable state tax withholding, will be distributed to the Series 9 Assignees in a subsequent quarter.  The deferred gain of $43,030 is included in Deferred Gain on Sale of Project Partnerships on the Balance Sheet and will be recognized on the fiscal year 2011 third quarter Statement of Operations.

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
$ 23,000

NOTE 5 – SUMMARY OF DISPOSITION ACTIVITIES (Continued):

The net proceeds per LP unit from the sale of South Brenchely and Cimmaron Station are a component of the Distribution Payable on the Balance Sheets as of March 31 and September 30, 2010.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 8 Limited Partners in a subsequent quarter.

Series 9

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
January 2010	Mountain Glen	$ 10,000	$ 1.59	$ 10,000
$ 10,000

The net proceeds per LP unit from the sale of Mountain Glen are a component of the Distribution Payable on the Balance Sheets as of March 31 and September 30, 2010.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 9 Limited Partners in a subsequent quarter.

Series 10

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
January 2010	Redstone	$ 10,000	$ 1.98	$ 10,000
$ 10,000

The net proceeds per LP unit from the sale of Redstone are a component of the Distribution Payable on the Balance Sheets as of March 31 and September 30, 2010.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 10 Limited Partners in a subsequent quarter.

NOTE 6 – SIGNIFICANT EQUITY INVESTEES:

Certain Project Partnerships constitute 20% or more of assets, equity or income (loss) from continuing operations of the respective Series in which they are held (“Significant Project Partnerships”).  In accordance with Gateway’s policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized results of operations as of June 30, 2010 for each Significant Project Partnership:

Series 7
Cardinal Apartments
Rental and other income	$ 45,581
Gross profit	12,631
Net loss	$ (291)

Series 10
	Stigler Properties	Applegate Apartments
Rental and other income	$ 48,284	$ 66,061
Gross profit	14,513	8,442
Net income (loss)	$ 72	$ (14,350)

Series 11
	Creekstone Apartments, L.P.	Magnolia Place Apartments, L.P.
Rental and other income	$ 117,868	$ 76,184
Gross profit	11,709	12,462
Net loss	$ (22,435)	$ (8,646)

Eloy Apartments, L.P.
Rental and other income	$ 92,036
Gross loss	(32,253)
Net loss	$ (73,757)

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

The Managing General Partner monitors developments in the area of legal and regulatory compliance.  For example, the Sarbanes-Oxley Act of 2002 (the “Act”) mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas, and the provisions of the Act have been implemented by Gateway.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Distribution income arises from any cash distributions received from Project Partnerships which have a zero investment balance for financial reporting purposes.  Distribution income decreased $24,663 from $51,671 for the six months ended September 30, 2009 to $27,008 for the six months ended September 30, 2010.  The decrease in distribution income is a result of decreases in available cash at Project Partnerships to pay distributions in accordance with the partnership agreements as well as the timing of such payments.  The gross distributions received from Project Partnerships decreased from $68,360 for the six month period ended September 30, 2009 to $37,159 for the same period ended in 2010.

Total expenses of Gateway were $243,531 for the six months ended September 30, 2010, a decrease of $111,116 as compared to the six months ended September 30, 2009 total expenses of $354,647.  The decrease results primarily from decreases in 1) asset management fees and general and administrative expenses – General Partner due to sales of Project Partnerships (Gateway ceases accruing Asset Management Fees and General and Administrative expenses – General Partner for sold Project Partnerships) along with the cessation of accruals for general and administrative expenses – General Partner in Series 8 beginning in fiscal year 2010, and Series 7, Series 9 and Series 10 beginning in fiscal year 2011, and 2) amortization expense (resulting from the suspension of amortization due to Project Partnership investment balances reaching zero or the acquisition fees and expense being fully amortized).

Equity in Loss of Project Partnerships increased from $79,572 for the six months ended September 30, 2009 to $128,750 for the six months ended September 30, 2010 because of a increase in the losses from Project Partnerships with positive investment balances.  Because Gateway utilizes the equity method of accounting to account for its investment in Project Partnerships, income or losses from Project Partnerships with a zero investment balance are not recognized in the Statement of Operations.  For the six months ended June 30, 2010 (Project Partnership financial information is on a three-month lag), Gateway’s share of the net loss was $1,257,086, of which $1,128,336 was suspended.  For the six months ended June 30, 2009, Gateway’s share of the net loss was $1,303,195, of which $1,223,623 was suspended.  Equity in Loss of Project Partnerships did not change from the three months ended June 30, 2010 to the six months ended September 30, 2010 as all losses from Project Partnerships during this three month period totaling $512,946 were suspended.

Gain on Sale of Project Partnerships decreased from $301,008 for the six months ended September 30, 2009 to $157,948 for the six months ended September 30, 2010.  As more fully discussed within this MD&A, two Project Partnership investments were sold during the second quarter of fiscal year 2011 as compared to the second quarter of fiscal year 2010 when four Project Partnership investments were sold.  The amount of the gain or loss from the sale of a Project Partnership and the period in which it is recognized on the Statement of Operations is dependent upon the specifics related to each sale or disposition transaction.  Refer to the discussion of each Project Partnership sold in the Exit Strategy section within this MD&A.

Interest income decreased $2,980 from $3,033 for the six months ended September 30, 2009 to $53 for the six months ended September 30, 2010.  The change in interest income results primarily from the fluctuation of interest rates on short-term investments over this period along with the maturation of investments in securities over the same period.  Cash and Cash Equivalents increased $193,929 from $749,426 as of September 30, 2009 to $943,355 as of September 30, 2010.  Investments in Securities decreased from $82,320 as of September 30, 2009 to zero as of September 30, 2010.  Interest income is generally one source of funds available to pay administrative costs of Gateway.

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

In total, Gateway reported a net loss of $187,272 from operations for the six months ended September 30, 2010.  Cash and Cash Equivalents increased by $34,147 during the six months ended September 30, 2010.  Of the Cash and Cash Equivalents on hand as of September 30, 2010 and March 31, 2010, $206,400 is payable to certain Series’ Limited Partners arising from the sale of Project Partnerships.  Distributions will occur to those certain Limited Partners in a subsequent quarter, less the applicable state tax withholding.

The financial performance of each respective Series is summarized as follows:

Series 7 - Gateway closed this series on October 16, 1992 after receiving $10,395,000 from 635 Limited Partner investors.  Equity in Loss of Project Partnerships was $288 for the six months ended September 30, 2010 and $0 for the six months ended September 30, 2009.  For the six months ended June 30, 2010 and 2009, the Project Partnerships generated a loss of $333,188 and $360,252 on Rental and other income of $1,905,739 and $1,980,593, respectively.  Gateway’s share of the Project Partnerships’ net loss for the six months ended June 30, 2010 and 2009 was $350,147 and $357,378, of which $349,859 and $357,378 were suspended, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  These Project Partnerships reported depreciation and amortization of $482,563 and $500,779 for the six months ended June 30, 2010 and 2009, respectively.  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At September 30, 2010, the Series had $292,495 of Cash and Cash Equivalents.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had net loss of $107,009 for the six months ended September 30, 2010.  However, after considering the changes in operating assets and liabilities, net cash used in operating activities was $80,805.  Cash provided by investing activities totaled $163,598 consisting of cash distributions from the Project Partnerships of $5,650 and Net Proceeds from Sale of Project Partnerships of $157,948.

Series 8 - Gateway closed this Series on June 28, 1993 after receiving $9,980,000 from 664 Limited Partner investors.  Equity in Loss of Project Partnerships decreased from $11,312 for the six months ended September 30, 2009 to $0 for the six months ended September 30, 2010.  For the six months ended June 30, 2010 and 2009, the Project Partnerships generated a loss of $370,813 and $484,198 on Rental and other income of $2,683,210 and $2,750,725, respectively.  Gateway’s share of the Project Partnerships’ net loss for the six months ended June 30, 2010 and 2009 was $369,830 and $477,209, of which $369,830 and $465,897 were suspended, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  These Project Partnerships reported depreciation and amortization of $698,643 and $749,326 for the six months ended June 30, 2010 and 2009, respectively.  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At September 30, 2010, the Series had $228,370 of Cash and Cash Equivalents.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $60,368 for the six months ended September 30, 2010.  However, after considering the changes in operating assets and liabilities, net cash used in operating activities was $18,064.  Cash provided by investing activities totaled $7,446 consisting of cash distributions from the Project Partnerships.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Series 9 - Gateway closed this Series on September 30, 1993 after receiving $6,254,000 from 406 Limited Partner investors.  Equity in Loss of Project Partnerships decreased from $301 for the six months ended September 30, 2009 to $0 for the six months ended September 30, 2010.  For the six months ended June 30, 2010 and 2009, the Project Partnerships generated a loss of $276,902 and $222,194 on Rental and other income of $1,382,726 and $1,460,983, respectively.  Gateway’s share of the Project Partnerships’ net loss for six months ended June 30, 2010 and 2009 was $274,134 and $224,636, of which $274,134 and $224,335 were suspended, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  These Project Partnerships reported depreciation and amortization of $362,545 and $395,320 for the six months ended June 30, 2010 and 2009, respectively.  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At September 30, 2010, the Series had $95,304 of Cash and Cash Equivalents.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $35,247 for the six months ended September 30, 2010.  However, after considering the changes in operating assets and liabilities, net cash used in operating activities was $7,259.  Cash provided by investing activities totaled $5,651 consisting of cash distributions from the Project Partnerships.

Series 10 - Gateway closed this Series on January 21, 1994 after receiving $5,043,000 from 325 Limited Partner investors.  Equity in Loss of Project Partnerships increased from $9,367 for the six months ended September 30, 2009 to $18,150 for the six months ended September 30, 2010.  For the six months ended June 30, 2010 and 2009, the Project Partnerships generated a loss of $65,848 and $106,432 on Rental and other income of $941,457 and $972,682, respectively.  Gateway’s share of the Project Partnerships’ net loss for the six months ended June 30, 2010 and 2009 was $83,419 and $108,823, of which $65,269 and $99,456 were suspended, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  These Project Partnerships reported depreciation and amortization of $219,823 and $243,306 for the six months ended June 30, 2010 and 2009, respectively.  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At September 30, 2010, the Series had $144,397 of Cash and Cash Equivalents.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $42,961 for the six months ended September 30, 2010.  However, after considering the changes in operating assets and liabilities, net cash used in operating activities was $19,831.  Cash provided by investing activities totaled $10,590 consisting of cash distributions from the Project Partnerships.

Series 11 - Gateway closed this Series on April 29, 1994 after receiving $5,127,000 from 330 Limited Partner investors.  The Equity in Loss of Project Partnerships increased from $58,592 for the six months ended September 30, 2009 to $110,312 for the six months ended September 30, 2010.  For the six months ended June 30, 2010 and 2009, the Project Partnerships generated a loss of $185,776 and $139,890 on Rental and other income of $950,673 and $896,437, respectively.  Gateway’s share of the Project Partnerships’ net loss for the six months ended June 30, 2010 and 2009 was $179,556 and $135,149, of which $69,244 and $76,557 were suspended, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  These Project Partnerships reported depreciation and amortization of $261,979 and $261,740 for the six months ended June 30, 2010 and 2009, respectively.  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At September 30, 2010, the Series had $182,789 of Cash and Cash Equivalents.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

As disclosed on the statement of cash flows, the Series had a net loss of $155,705 for the six months ended September 30, 2010.  However, after considering the changes in operating assets and liabilities, net cash used in operating activities was $35,001.  Cash provided by investing activities consists of cash distributions from the Project Partnerships totaling $7,822.

Critical Accounting Estimates

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss.  No impairment expense was recognized during each of the six-month periods ended September 30, 2010 and 2009.

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

As of September 30, 2010, Gateway holds a limited partner interest in 117 Project Partnerships which own and operate government assisted multi-family housing complexes.  Gateway at one time held investments in 133 Project Partnerships.  As of December 31, 2009, only 8 of the Project Partnerships have yet to reach the end of their Tax Credit compliance period but will do so in the year ending December 31, 2010.  As of September 30, 2010, 16 of the Project Partnerships have been sold (10 in Series 7, 3 in Series 8, 2 in Series 9, and 1 in Series 10) and, in accordance with the Gateway partnership agreement, the entire net proceeds received from these sales either have been or will be distributed to the Limited Partners of the respective Series.  A summary of the sale transactions for the Project Partnerships disposed during the current fiscal year-to-date and the previous fiscal year are summarized below:

Fiscal Year 2011 Disposition Activity:

Series 7

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
August 2010	Pioneer Apartments, L.P.	$ 157,949	$ 15.19	$ 157,949
$ 157,949

The net proceeds per LP unit from the sale of Pioneer Apartments are a component of the Distribution Payable on the Balance Sheet as of September 30, 2010.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 7 Limited Partners in a subsequent quarter.

Fiscal Year 2011 Disposition Activity (Continued):

Series 9

Transaction			Net Proceeds	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	on Disposal
September 2010	Stilwell Properties III	$ 43,030	$ 6.88	$ 43,030
$ 43,030

In accordance with GAAP, although the sale of Stilwell Properties III, L.P. was consummated on or prior to September 30, 2010, the gain on the sale is being deferred on the Balance Sheet and not recognized on the Statement of Operations until the period that the net sales proceeds are received.  Gateway recorded a receivable for the gross proceeds from this sale totaling $44,256 which is included in Receivable – Other on the Balance Sheet and has been subsequently received in October 2010.  The net proceeds, less the applicable state tax withholding, will be distributed to the Series 9 Assignees in a subsequent quarter.  The deferred gain of $43,030 is included in Deferred Gain on Sale of Project Partnerships on the Balance Sheet and will be recognized on the fiscal year 2011 third quarter Statement of Operations.

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
$ 23,000

The net proceeds per LP unit from the sale of South Brenchely and Cimmaron Station are a component of the Distribution Payable on the Balance Sheets as of March 31 and September 30, 2010.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 8 Limited Partners in a subsequent quarter.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Fiscal Year 2010 Disposition Activity (Continued):

Series 9

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
January 2010	Mountain Glen	$ 10,000	$ 1.59	$ 10,000
$ 10,000

The net proceeds per LP unit from the sale of Mountain Glen are a component of the Distribution Payable on the Balance Sheets as of March 31 and September 30, 2010.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 9 Limited Partners in a subsequent quarter.

Series 10

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
January 2010	Redstone	$ 10,000	$ 1.98	$ 10,000
$ 10,000

The net proceeds per LP unit from the sale of Redstone are a component of the Distribution Payable on the Balance Sheets as of March 31 and September 30, 2010.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 10 Limited Partners in a subsequent quarter.

Status Update on Unsold Project Partnerships:

The following summarizes the most recent status of the sale/disposal process for the Project Partnership investments held as of September 30, 2010:

Gateway has approved the sale to the general partner of the Project Partnership or a third party:

Series 7

Mt. Vernon Rental Housing, L.P.	Meadow Run Apartments, LP
Lakeland II, LP	Blue Ridge Elderly Housing, Ltd., L.P.
Horton Housing, L.P.	Atoka Properties
Coalgate Properties

These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amounts as approved by Gateway, should all the transactions close without modification, the estimated net proceeds to Gateway from the sales of these Project Partnerships are estimated to be $298,000, or $28.67 per limited partnership unit.  Sales proceeds would be available for distribution, less the applicable state tax withholding, to the Series 7 Limited Partners subsequent to the closing of these sales transactions which would most likely occur within the next two years.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Series 8

Antlers Properties	Antlers Properties II
AAA Properties of Bentonville	Meadowview Properties Limited Partnership
Concordia Senior Housing, L.P.	Holdenville Properties
Kirksville Senior Apartments, Limited Partnership	Mountainburg Properties
Wetumka Properties	Cottondale Rental Housing, L.P.

These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amounts as approved by Gateway, should all the transactions close without modification, the estimated net proceeds to Gateway from the sales of these Project Partnerships are estimated to be $650,000, or $65.13 per limited partnership unit.  Sales proceeds would be available for distribution, less the applicable state tax withholding, to the Series 8 Limited Partners subsequent to the closing of these sales transactions which would most likely occur within the next two years.

Series 9

Arbor Trace Apartments Phase I LP	Arbor Trace Apartments Phase II LP
Abernathy Properties	Boxwood Place Properties
Lamar Properties, L.P.	Jay Properties II

These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amounts as approved by Gateway, should all the transactions close without modification, the estimated net proceeds to Gateway from the sales of these Project Partnerships are estimated to be $307,000, or $49.09 per limited partnership unit.  Sales proceeds would be available for distribution, less the applicable state tax withholding, to the Series 9 Limited Partners subsequent to the closing of these sales transactions which would most likely occur within the next two years.

Series 10

Stigler Properties

This approval is subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sale amount as approved by Gateway, should the transaction close without modification, the estimated net proceeds to Gateway from the sale of this Project Partnership is estimated to be $54,000, or $10.71 per limited partnership unit.  Sales proceeds would be available for distribution, less the applicable state tax withholding, to the Series 10 Limited Partners subsequent to the closing of this sales transaction which would most likely occur within the next two years

Gateway is exploring options regarding the sale or other disposition of the remaining Project Partnership investments that have exited their Tax Credit compliance period and are not specifically listed above.  Any net proceeds arising from these particular Project Partnerships are anticipated to be minimal.

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

Under the supervision and with the participation of the Managing General Partner’s management, including the Chief Executive Officer and Chief Financial Officer, Gateway has evaluated the effectiveness of its disclosure controls and procedures applicable to each of the Series as well as to the total partnership pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures applicable to each of the Series as well as to the total partnership are effective.  There were no changes in Gateway’s internal control over financial reporting during the six months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, Gateway’s internal control over financial reporting.

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

GATEWAY TAX CREDIT FUND III, LTD.
(A Florida Limited Partnership)
By: Raymond James Tax Credit Funds, Inc.
(the Managing General Partner)

Date: November 12, 2010	By:/s/ Ronald M. Diner
Ronald M. Diner
President

Date: November 12, 2010	By:/s/ Toni S. Matthews
Toni S. Matthews
Vice President and Chief Financial Officer