Form 10-Q
period 2010-12-31
GATEWAY TAX CREDIT FUND III LTD
filed 2011-02-11
CIK 881716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

BALANCE SHEETS
(Unaudited)

	SERIES 7		SERIES 8		SERIES 9
	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,
	2010	2010	2010	2010	2010	2010
ASSETS
Current Assets:
Cash and Cash Equivalents	$ 493,629	$ 209,702	$ 235,792	$ 238,988	$ 144,612	$ 96,912
Receivable - Other	272,333	-	-	-	-	-
Total Current Assets	765,962	209,702	235,792	238,988	144,612	96,912

Investments in Project Partnerships, net	-	84,017	-	-	-	-

Total Assets	$ 765,962	$ 293,719	$ 235,792	$ 238,988	$ 144,612	$ 96,912

LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
Payable to General Partners	$ 49,041	$ 105,464	$ 229,035	$ 215,965	$ 80,301	$ 66,214
Distribution Payable	358,389	5,066	23,385	23,385	53,030	10,000
Deferred Gain on Sale of Project Partnerships	187,362	-	-	-	-	-

Total Current Liabilities	594,792	110,530	252,420	239,350	133,331	76,214

Long-Term Liabilities:
Payable to General Partners	1,007,678	963,160	1,095,113	1,034,764	658,870	624,387

Partners' Equity (Deficit):
Limited Partners - 10,395, 9,980, and 6,254
units for Series 7, 8, and 9, respectively,
at December 31, 2010 and March 31, 2010	(841,925)	(782,420)	(1,104,348)	(1,028,499)	(639,307)	(552,816)
General Partners	5,417	2,449	(7,393)	(6,627)	(8,282)	(50,873)

Total Partners' Deficit	(836,508)	(779,971)	(1,111,741)	(1,035,126)	(647,589)	(603,689)

Total Liabilities and Partners' Deficit	$ 765,962	$ 293,719	$ 235,792	$ 238,988	$ 144,612	$ 96,912

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

BALANCE SHEETS
(Unaudited)

	SERIES 10		SERIES 11		TOTAL SERIES 7 - 11
	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,
	2010	2010	2010	2010	2010	2010
ASSETS
Current Assets:
Cash and Cash Equivalents	$ 147,298	$ 153,638	$ 176,004	$ 209,968	$ 1,197,335	$ 909,208
Receivable - Other	-	-	177,667	-	450,000	-
Total Current Assets	147,298	153,638	353,671	209,968	1,647,335	909,208

Investments in Project Partnerships, net	70,612	97,267	246,828	411,872	317,440	593,156

Total Assets	$ 217,910	$ 250,905	$ 600,499	$ 621,840	$ 1,964,775	$ 1,502,364

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Current Liabilities:
Payable to General Partners	$ 50,489	$ 54,975	$ 10,859	$ 14,511	$ 419,725	$ 457,129
Distribution Payable	10,000	10,000	-	-	444,804	48,451
Deferred Gain on Sale of Project Partnerships	-	-	125,774	-	313,136	-

Total Current Liabilities	60,489	64,975	136,633	14,511	1,177,665	505,580

Long-Term Liabilities:
Payable to General Partners	202,749	179,311	126,080	105,164	3,090,490	2,906,786

Partners' Equity (Deficit):
Limited Partners - 5,043 and 5,127 units
for Series 10 and 11, respectively, at
at December 31, 2010 and March 31, 2010	(10,695)	40,732	380,399	543,134	(2,215,876)	(1,779,869)
General Partners	(34,633)	(34,113)	(42,613)	(40,969)	(87,504)	(130,133)

Total Partners' Equity (Deficit)	(45,328)	6,619	337,786	502,165	(2,303,380)	(1,910,002)

Total Liabilities and Partners' Equity (Deficit)	$ 217,910	$ 250,905	$ 600,499	$ 621,840	$ 1,964,775	$ 1,502,364

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Unaudited)

	SERIES 7		SERIES 8		SERIES 9
	2010	2009	2010	2009	2010	2009
Revenues:
Distribution Income	$ 8,071	$ 7,640	$ 7,415	$ 3,218	$ 5,007	$ 1,959
Total Revenues	8,071	7,640	7,415	3,218	5,007	1,959

Expenses:
Asset Management Fee - General Partner	14,387	15,162	20,117	21,445	11,314	12,147
General and Administrative:
General Partner	-	21,805	-	-	-	17,181
Other	(419)	5,812	3,554	5,761	2,351	3,906
Amortization	-	73	-	289	-	748

Total Expenses	13,968	42,852	23,671	27,495	13,665	33,982

Loss Before Equity in Income of Project Partnerships
and Other Income	(5,897)	(35,212)	(16,256)	(24,277)	(8,658)	(32,023)
Equity in Income of Project Partnerships	288	-	-	-	-	-
Gain on Sale of Project Partnerships	195,375	-	-	-	43,030	-
Interest Income	11	5	9	5	5	2

Net Income (Loss)	$ 189,777	$ (35,207)	$ (16,247)	$ (24,272)	$ 34,377	$ (32,021)

Allocation of Net Income (Loss):
Limited Partners	$ 187,878	$ (35,204)	$ (16,085)	$ (24,029)	$ (8,566)	$ (31,701)
General Partners	1,899	(3)	(162)	(243)	42,943	(320)

	$ 189,777	$ (35,207)	$ (16,247)	$ (24,272)	$ 34,377	$ (32,021)

Net Income (Loss) Per Limited Partnership Unit	$ 18.07	$ (3.39)	$ (1.61)	$ (2.41)	$ (1.37)	$ (5.07)

Number of Limited Partnership Units Outstanding	10,395	10,395	9,980	9,980	6,254	6,254

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Unaudited)

	SERIES 10		SERIES 11		TOTAL SERIES 7 - 11
	2010	2009	2010	2009	2010	2009
Revenues:
Distribution Income	$ 2,146	$ 1,432	$ -	$ -	$ 22,639	$ 14,249
Total Revenues	2,146	1,432	-	-	22,639	14,249

Expenses:
Asset Management Fee - General Partner	7,812	8,356	6,972	7,031	60,602	64,141
General and Administrative:
General Partner	-	10,639	-	8,722	-	58,347
Other	1,721	2,714	1,709	2,671	8,916	20,864
Amortization	-	167	-	3,129	-	4,406

Total Expenses	9,533	21,876	8,681	21,553	69,518	147,758

Loss Before Equity Loss of Project Partnerships
and Other Income	(7,387)	(20,444)	(8,681)	(21,553)	(46,879)	(133,509)
Equity in Loss of Project Partnerships	(1,604)	(9,856)	-	(35,127)	(1,316)	(44,983)
Gain on Sale of Project Partnerships	-	-	-	-	238,405	-
Interest Income	5	722	7	822	37	1,556

Net Income (Loss)	$ (8,986)	$ (29,578)	$ (8,674)	$ (55,858)	$ 190,247	$ (176,936)

Allocation of Net Income (Loss):
Limited Partners	$ (8,895)	$ (29,282)	$ (8,587)	$ (55,299)	$ 145,745	$ (175,515)
General Partners	(91)	(296)	(87)	(559)	44,502	(1,421)

	$ (8,986)	$ (29,578)	$ (8,674)	$ (55,858)	$ 190,247	$ (176,936)

Net Loss Per Limited Partnership Unit	$ (1.76)	$ (5.81)	$ (1.67)	$ (10.79)

Number of Limited Partnership Units Outstanding	5,043	5,043	5,127	5,127

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Unaudited)

	SERIES 7		SERIES 8		SERIES 9
	2010	2009	2010	2009	2010	2009
Revenues:
Distribution Income	$ 14,560	$ 26,604	$ 14,861	$ 16,978	$ 10,659	$ 14,812
Total Revenues	14,560	26,604	14,861	16,978	10,659	14,812

Expenses:
Asset Management Fee - General Partner	44,518	52,026	60,350	64,335	34,483	36,441
General and Administrative:
General Partner	-	67,446	-	-	-	50,385
Other	26,457	30,591	31,148	31,842	20,087	21,733
Amortization	146	219	-	867	-	2,244

Total Expenses	71,121	150,282	91,498	97,044	54,570	110,803

Loss Before Equity Loss of Project
Partnerships and Other Income	(56,561)	(123,678)	(76,637)	(80,066)	(43,911)	(95,991)
Equity in Loss of Project Partnerships	-	-	-	(11,312)	-	(301)
Gain on Sale of Project Partnerships	353,323	301,008	-	-	43,030	-
Interest Income	24	21	22	16	11	8

Net Income (Loss)	$ 296,786	$ 177,351	$ (76,615)	$ (91,362)	$ (870)	$ (96,284)

Allocation of Net Income (Loss):
Limited Partners	$ 293,818	$ 120,817	$ (75,849)	$ (90,448)	$ (43,461)	$ (95,321)
General Partners	2,968	56,534	(766)	(914)	42,591	(963)

	$ 296,786	$ 177,351	$ (76,615)	$ (91,362)	$ (870)	$ (96,284)

Net Income (Loss) Per Limited Partnership Unit	$ 28.27	$ 11.62	$ (7.60)	$ (9.06)	$ (6.95)	$ (15.24)

Number of Limited Partnership Units Outstanding	10,395	10,395	9,980	9,980	6,254	6,254

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Unaudited)

	SERIES 10		SERIES 11		TOTAL SERIES 7 - 11
	2010	2009	2010	2009	2010	2009
Revenues:
Distribution Income	$ 6,585	$ 3,944	$ 2,982	$ 3,582	$ 49,647	$ 65,920
Total Revenues	6,585	3,944	2,982	3,582	49,647	65,920

Expenses:
Asset Management Fee - General Partner	23,438	25,068	20,916	21,093	183,705	198,963
General and Administrative:
General Partner	-	31,392	20,774	25,324	20,774	174,547
Other	15,354	15,729	15,378	15,780	108,424	115,675
Amortization	-	501	-	9,389	146	13,220

Total Expenses	38,792	72,690	57,068	71,586	313,049	502,405

Loss Before Equity in Loss of Project
Partnerships and Other Income	(32,207)	(68,746)	(54,086)	(68,004)	(263,402)	(436,485)
Equity in Loss of Project Partnerships	(19,754)	(19,223)	(110,312)	(93,719)	(130,066)	(124,555)
Gain on Sale of Project Partnerships	-	-	-	-	396,353	301,008
Interest Income	14	2,122	19	2,422	90	4,589

Net Gain (Loss)	$ (51,947)	$ (85,847)	$ (164,379)	$ (159,301)	$ 2,975	$ (255,443)

Allocation of Net Gain (Loss):
Limited Partners	$ (51,427)	$ (84,989)	$ (162,735)	$ (157,708)	$ (39,654)	$ (307,649)
General Partners	(520)	(858)	(1,644)	(1,593)	42,629	52,206

	$ (51,947)	$ (85,847)	$ (164,379)	$ (159,301)	$ 2,975	$ (255,443)

Net Loss Per Limited Partnership Unit	$ (10.20)	$ (16.85)	$ (31.74)	$ (30.76)

Number of Limited Partnership Units Outstanding	5,043	5,043	5,127	5,127

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Unaudited)

	SERIES 7			SERIES 8
	Limited	General		Limited	General
	Partners	Partners	Total	Partners	Partners	Total

Balance at March 31, 2009	$ (568,361)	$ (54,077)	$ (622,438)	$ (891,845)	$ (28,479)	$ (920,324)

Net Income (Loss)	120,817	56,534	177,351	(90,448)	(914)	(91,362)

Distributions	(301,008)	-	(301,008)	-	-	-

Balance at December 31, 2009	$ (748,552)	$ 2,457	$ (746,095)	$ (982,293)	$ (29,393)	$ (1,011,686)

Balance at March 31, 2010	$ (782,420)	$ 2,449	$ (779,971)	$ (1,028,499)	$ (6,627)	$ (1,035,126)

Net Income (Loss)	293,818	2,968	296,786	(75,849)	(766)	(76,615)

Distributions	(353,323)	-	(353,323)	-	-	-

Balance at December 31, 2010	$ (841,925)	$ 5,417	$ (836,508)	$ (1,104,348)	$ (7,393)	$ (1,111,741)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Unaudited)

	SERIES 9			SERIES 10
	Limited	General		Limited	General
	Partners	Partners	Total	Partners	Partners	Total

Balance at March 31, 2009	$ (413,640)	$ (59,568)	$ (473,208)	$ 159,923	$ (43,010)	$ 116,913

Net Income (Loss)	(95,321)	(963)	(96,284)	(84,989)	(858)	(85,847)

Balance at December 31, 2009	$ (508,961)	$ (60,531)	$ (569,492)	$ 74,934	$ (43,868)	$ 31,066

Balance at March 31, 2010	$ (552,816)	$ (50,873)	$ (603,689)	$ 40,732	$ (34,113)	$ 6,619

Net Income (Loss)	(43,461)	42,591	(870)	(51,427)	(520)	(51,947)

Distributions	(43,030)	-	(43,030)	-	-	-

Balance at December 31, 2010	$ (639,307)	$ (8,282)	$ (647,589)	$ (10,695)	$ (34,633)	$ (45,328)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Unaudited)

	SERIES 11			TOTAL SERIES 7 - 11
	Limited	General		Limited	General
	Partners	Partners	Total	Partners	Partners	Total

Balance at March 31, 2009	$ 729,531	$ (39,086)	$ 690,445	$ (984,392)	$ (224,220)	$ (1,208,612)

Net Income (Loss)	(157,708)	(1,593)	(159,301)	(307,649)	52,206	(255,443)

Distributions	-	-	-	(301,008)	-	(301,008)

Balance at December 31, 2009	$ 571,823	$ (40,679)	$ 531,144	$ (1,593,049)	$ (172,014)	$ (1,765,063)

Balance at March 31, 2010	$ 543,134	$ (40,969)	$ 502,165	$ (1,779,869)	$ (130,133)	$ (1,910,002)

Net Income (Loss)	(162,735)	(1,644)	(164,379)	(39,654)	42,629	2,975

Distributions	-	-	-	(396,353)	-	(396,353)

Balance at December 31, 2010	$ 380,399	$ (42,613)	$ 337,786	$ (2,215,876)	$ (87,504)	$ (2,303,380)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Unaudited)

	SERIES 7		SERIES 8
	2010	2009	2010	2009
Cash Flows from Operating Activities:
Net Income (Loss)	$ 296,786	$ 177,351	$ (76,615)	$ (91,362)
Adjustments to Reconcile Net Income (Loss)
to Net Cash Provided by (Used in) Operating Activities:
Amortization	146	219	-	867
Equity in Loss of Project Partnerships	-	-	-	11,312
Gain on Sale of Project Partnerships	(353,323)	(301,008)	-	-
Distribution Income	(14,560)	(26,604)	(14,861)	(16,978)
Changes in Operating Assets and Liabilities:
Increase (Decrease) in Payable to General Partners	(12,165)	72,207	73,419	99,885
Net Cash Provided by (Used in) Operating Activities	(83,116)	(77,835)	(18,057)	3,724

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	13,720	30,604	14,861	19,519
Net Proceeds from Sale of Project Partnerships	353,323	301,008	-	23,000
Net Cash Provided by Investing Activities	367,043	331,612	14,861	42,519

Cash Flows from Financing Activities:
Distributions Paid to Limited Partners	-	(295,530)	-	-
Net Cash Used in Financing Activities	-	(295,530)	-	-

Increase (Decrease) in Cash and Cash Equivalents	283,927	(41,753)	(3,196)	46,243
Cash and Cash Equivalents at Beginning of Year	209,702	246,867	238,988	185,918

Cash and Cash Equivalents at End of Period	$ 493,629	$ 205,114	$ 235,792	$ 232,161

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$ 353,323	$ -	$ -	$ -
Distribution to Assignees	(353,323)	-	-	-
Increase in Receivable - Other	272,333	-	-	-
Increase in Deferred Gain on Sale of Project Partnerships	(187,362)	-	-	-
Decrease in Net Investment	(84,709)	-	-	-
Decrease in Payable to General Partners	(262)	-	-	-
	$ -	$ -	$ -	$ -

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Unaudited)

	SERIES 9		SERIES 10
	2010	2009	2010	2009
Cash Flows from Operating Activities:
Net Loss	$ (870)	$ (96,284)	$ (51,947)	$ (85,847)
Adjustments to Reconcile Net Loss
to Net Cash Used in Operating Activities:
Amortization	-	2,244	-	501
Accreted Interest Income on Investment in Securities	-	-	-	(2,113)
Equity in Loss of Project Partnerships	-	301	19,754	19,223
Gain on Sale of Project Partnerships	(43,030)	-	-	-
Distribution Income	(10,659)	(14,812)	(6,585)	(3,944)
Changes in Operating Assets and Liabilities:
Increase in Payable to General Partners	48,570	53,493	18,952	35,947
Net Cash Used in Operating Activities	(5,989)	(55,058)	(19,826)	(36,233)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	10,659	16,592	13,486	14,094
Net Proceeds from Sale of Project Partnerships	43,030	10,000	-	10,000
Net Cash Provided by Investing Activities	53,689	26,592	13,486	24,094

Cash Flows from Financing Activities:
Distributions Paid to Limited Partners	-	-	-	-
Net Cash Used in Financing Activities	-	-	-	-

Increase (Decrease) in Cash and Cash Equivalents	47,700	(28,466)	(6,340)	(12,139)
Cash and Cash Equivalents at Beginning of Year	96,912	124,326	153,638	121,062

Cash and Cash Equivalents at End of Period	$ 144,612	$ 95,860	$ 147,298	$ 108,923

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$ 43,030	$ -	$ -	$ -
Distribution to Assignees	(43,030)	-	-	-
	$ -	$ -	$ -	$ -

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Unaudited)

	SERIES 11		TOTAL SERIES 7 - 11
	2010	2009	2010	2009
Cash Flows from Operating Activities:
Net Income (Loss)	$ (164,379)	$ (159,301)	$ 2,975	$ (255,443)
Adjustments to Reconcile Net Loss
to Net Cash Used in Operating Activities:
Amortization	-	9,389	146	13,220
Accreted Interest Income on Investment in Securities	-	(2,407)	-	(4,520)
Equity in Loss of Project Partnerships	110,312	93,719	130,066	124,555
Gain on Sale of Project Partnerships	-	-	(396,353)	(301,008)
Distribution Income	(2,982)	(3,582)	(49,647)	(65,920)
Changes in Operating Assets and Liabilities:
Increase in Payable to General Partners	15,263	18,327	144,039	279,859
Net Cash Used in Operating Activities	(41,786)	(43,855)	(168,774)	(209,257)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	7,822	5,082	60,548	85,891
Net Proceeds from Sale of Project Partnerships	-	-	396,353	344,008
Net Cash Provided by Investing Activities	7,822	5,082	456,901	429,899

Cash Flows from Financing Activities:
Distributions Paid to Limited Partners	-	-	-	(295,530)
Net Cash Used in Financing Activities	-	-	-	(295,530)

Increase (Decrease) in Cash and Cash Equivalents	(33,964)	(38,773)	288,127	(74,888)
Cash and Cash Equivalents at Beginning of Year	209,968	204,816	909,208	882,989

Cash and Cash Equivalents at End of Period	$ 176,004	$ 166,043	$ 1,197,335	$ 808,101

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$ -	$ -	$ 396,353	$ -
Distribution to Assignees	-	-	(396,353)	-
Increase in Receivable - Other	177,667	-	450,000	-
Increase in Deferred Gain on Sale of Project Partnerships	(125,774)	-	(313,136)	-
Decrease in Net Investment	(49,893)	-	(134,602)	-
Decrease in Payable to General Partners	(2,000)	-	(2,262)	-
	$ -	$ -	$ -	$ -

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Unaudited)

NOTE 1 - ORGANIZATION:

Gateway Tax Credit Fund III Ltd. (“Gateway”), a Florida Limited Partnership, was formed October 17, 1991 under the laws of Florida.  Gateway offered its limited partnership interests in Series (“Series”).  The first Series for Gateway is Series 7.  Operations commenced on July 16, 1992 for Series 7, January 4, 1993 for Series 8, September 30, 1993 for Series 9, January 21, 1994 for Series 10 and April 29, 1994 for Series 11.  Each Series invests, as a limited partner, in other limited partnerships (“Project Partnerships”), each of which owns and operates apartment complexes eligible for Low-Income Housing Tax Credits (“Tax Credits”), provided for in Section 42 of the Internal Revenue Code of 1986.  Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the limited partnership agreement (the “Agreement”).  As of December 31, 2010, Gateway had received capital contributions of $1,000 from the General Partners and $36,799,000 from the investor Limited Partners.

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

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected remaining low-income housing tax credits and other tax benefits is less than the carrying amount of the investment, Gateway recognizes an impairment loss.  Gateway has concluded that any residual value of the Project Partnerships in the present Tax Credit market conditions could not be practicably determined.  As a result, Gateway does not include estimates of residual value of the Project Partnerships from the recoverability portion of its impairment analysis.  No impairment expense was recognized during each of the nine-month periods ended December 31, 2010 and 2009.  Refer to Note 4 – Investments in Project Partnerships for further details regarding the components of the Investments in Project Partnerships balance.  Gateway is continuing to execute its process of disposition of its interest in Project Partnerships that have reached the end of their Tax Credit compliance period.  Refer to Note 5 – Summary of Disposition Activities for the most recent update of those on-going activities.

Gateway, as a limited partner in the Project Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance and continued eligibility of Tax Credits.  If the cost of operating a property exceeds the rental income earned thereon, Gateway may deem it in its best interest to voluntarily provide funds in order to protect its investment.  However, Gateway does not guarantee any of the mortgages or other debt of the Project Partnerships.  No such funding to Project Partnerships occurred during each of the nine-month periods ended December 31, 2010 and December 31, 2009.

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

Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics, (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the power to direct the activities of the entity that most significantly affect its economic performance, (ii) the obligation to absorb the expected losses or the right to receive the expected benefits of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. GAAP requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE.  Determination of the primary beneficiary of each VIE requires judgment and is based on an analysis of control of the entity and economic factors.  A VIE would be required to be consolidated if it has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could possibly be significant to the VIE.  In the design of Project Partnership VIEs, the overriding concept centers around the premise that the limited partner invests solely for tax attributes associated with the property held by the VIE, while the general partner of the Project Partnership is responsible for overseeing its operations.  Based upon its analysis of all the relevant facts and considerations, Gateway has concluded that the general partner of the Project Partnership has the power to direct the activities of the Project Partnership that most significantly impact its economic performance, and the obligation to absorb losses or receive benefits that could be significant to the Project Partnership and therefore, Gateway is not the primary beneficiary.

Gateway holds variable interests in 112 VIEs, which consist of Project Partnerships, of which Gateway is not the primary beneficiary.  Since its inception, Gateway’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to Gateway’s capital contributions to and receivables from those VIEs, which is $23,737,606 at December 31, 2010. Over the course of the investment and Tax Credit cycle, this maximum exposure to loss was offset by actual losses experienced by the Project Partnerships recorded by Gateway in its equity accounting.  Accordingly, at the current stage of the investment and Tax Credit cycle, the carrying value of Gateway’s interest in the VIEs has been reduced to $317,440.  As Gateway has no further capital funding requirements nor does it guarantee the debt of the Project Partnerships, its further exposure to loss is limited to the extent of any financial support that Gateway voluntarily provides to those Project Partnerships in the future.  Gateway does not currently intend to provide such support.

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

For the nine months ended December 31, 2010 and 2009, the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

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

	2010	2009
Series 7	$ 44,518	$ 52,026
Series 8	60,350	64,335
Series 9	34,483	36,441
Series 10	23,438	25,068
Series 11	20,916	21,093
Total	$ 183,705	$ 198,963

General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis.  This expense is included in the Statements of Operations.  During fiscal year 2011, the Managing General Partner ceased further allocations of General and Administrative expenses to Gateway.

	2010	2009
Series 7	$ -	$ 67,446
Series 8	-	-
Series 9	-	50,385
Series 10	-	31,392
Series 11	20,774	25,324
Total	$ 20,774	$ 174,547

NOTE 4 – INVESTMENTS IN PROJECT PARTNERSHIPS:
     As of December 31, 2010, Gateway had acquired a 99% interest in the profits, losses, and Tax Credits as a limited partner in Project Partnerships (Series 7 - 25, Series 8 - 40, and Series 9 - 22) which own and operate government assisted multi-family housing complexes.  Cash flows from operations are allocated according to each Project Partnership agreement.  Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

	SERIES 7		SERIES 8		SERIES 9
	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,
	2010	2010	2010	2010	2010	2010
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$ 4,648,444	$ 5,721,083	$ 6,941,449	$ 6,941,449	$ 4,599,313	$ 4,703,741

Loan receivable from Project Partnerships	-	-	24,220	24,220	-	-

Cumulative equity in losses of Project
Partnerships (1) (2)	(4,533,144)	(5,194,990)	(6,877,633)	(6,877,633)	(4,242,472)	(4,353,387)

Cumulative distributions received from
Project Partnerships	(177,214)	(216,294)	(179,115)	(179,115)	(164,111)	(167,764)

Investment in Project Partnerships before
Adjustment	(61,914)	309,799	(91,079)	(91,079)	192,730	182,590

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	496,983	573,481	513,903	513,903	218,681	231,156
Accumulated amortization of acquisition
fees and expenses	(229,600)	(246,706)	(161,554)	(161,554)	(103,479)	(105,814)

Reserve for Impairment of Investment in
Project Partnerships	(205,469)	(552,557)	(261,270)	(261,270)	(307,932)	(307,932)

Investments in Project Partnerships	$ -	$ 84,017	$ -	$ -	$ -	$ -

(1) In accordance with Gateway's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $5,099,276 in Series 7, $8,819,840 in Series 8, and $3,453,747 in Series 9 for the period ended December 31, 2010; and cumulative suspended losses of $5,438,071 in Series 7, $8,066,825 in Series 8, and $3,237,997 in Series 9 for the year ended March 31, 2010 are not included.

(2) In accordance with Gateway's accounting policy to apply equity in losses of Project Partnerships to receivables from Project Partnerships, $24,220 in losses are included in Series 8 as of December 31, 2010 and March 31, 2010.  (See discussion in Note 2 - Significant Accounting Policies.)

NOTE 4 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):
     As of December 31, 2010, Gateway had acquired a 99% interest in the profits, losses, and Tax Credits as a limited partner in Project Partnerships (Series 10 - 14 and Series 11 - 11) which own and operate government assisted multi-family housing complexes.  Cash flows from operations are allocated according to each Project Partnership agreement.  Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

	SERIES 10		SERIES 11		TOTAL SERIES 7 - 11
	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,
	2010	2010	2010	2010	2010	2010
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$ 3,716,106	$ 3,716,106	$ 3,832,294	$ 4,128,042	$ 23,737,606	$ 25,210,421

Loan receivable from Project Partnerships	-	-	-	-	24,220	24,220

Cumulative equity in losses of Project
Partnerships (1)	(2,344,916)	(2,325,162)	(2,016,915)	(1,908,139)	(20,015,080)	(20,659,311)

Cumulative distributions received from
Project Partnerships	(241,641)	(234,740)	(199,083)	(206,979)	(961,164)	(1,004,892)

Investment in Project Partnerships before
Adjustment	1,129,549	1,156,204	1,616,296	2,012,924	2,785,582	3,570,438

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	174,878	174,878	267,568	290,335	1,672,013	1,783,753
Accumulated amortization of acquisition
fees and expenses	(147,889)	(147,889)	(200,224)	(222,991)	(842,746)	(884,954)

Reserve for Impairment of Investment in
Project Partnerships	(1,085,926)	(1,085,926)	(1,436,812)	(1,668,396)	(3,297,409)	(3,876,081)

Investments in Project Partnerships	$ 70,612	$ 97,267	$ 246,828	$ 411,872	$ 317,440	$ 593,156

(1) In accordance with Gateway's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $857,874 in Series 10 and $1,525,091 in Series 11 for the period ended December 31, 2010; and cumulative suspended losses of $719,103 in Series 10 and $1,392,126 in Series 11 for the year ended March 31, 2010 are not included.

NOTE 4 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

     In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 7 and Series 8 as of September 30 and the respective summarized statements of operations for the nine months ended September 30 of each year:

	SERIES 7		SERIES 8 (1)
	2010	2009	2010	2009
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 3,099,586	$ 3,657,899	$ 4,376,054	$ 4,745,962
Investment properties, net	13,799,275	16,319,613	20,334,569	22,745,223
Other assets	14,401	32,935	356,849	335,717
Total assets	$ 16,913,262	$ 20,010,447	$ 25,067,472	$ 27,826,902

Liabilities and Partners' Deficit:
Current liabilities	$ 671,569	$ 746,803	$ 1,357,243	$ 1,438,787
Long-term debt	21,306,909	24,666,597	33,354,386	35,579,018
Total liabilities	21,978,478	25,413,400	34,711,629	37,017,805

Partners' Deficit
Limited Partner	(4,789,148)	(5,143,290)	(8,948,849)	(8,422,794)
General Partners	(276,068)	(259,663)	(695,308)	(768,109)
Total partners' deficit	(5,065,216)	(5,402,953)	(9,644,157)	(9,190,903)

Total liabilities and partners' deficit	$ 16,913,262	$ 20,010,447	$ 25,067,472	$ 27,826,902

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 2,603,372	$ 2,977,595	$ 4,019,935	$ 4,149,000
Expenses:
Operating expenses	2,074,876	2,412,447	3,209,518	3,205,102
Interest expense	327,995	387,565	519,439	551,292
Depreciation and amortization	650,979	751,169	1,047,965	1,123,804

Total expenses	3,053,850	3,551,181	4,776,922	4,880,198

Net loss	$ (450,478)	$ (573,586)	$ (756,987)	$ (731,198)

Other partners' share of net income (loss)	$ 25,709	$ (1,224)	$ (3,972)	$ (10,023)

Gateway's share of net loss	$ (476,187)	$ (572,362)	$ (753,015)	$ (721,175)
Suspended losses	476,187	572,362	753,015	709,863

Equity in Loss of Project Partnerships	$ -	$ -	$ -	$ (11,312)

NOTE 4 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

(1)    As discussed in Note 3, an affiliate of the General Partner (Value Partners, Inc.) is the operating general partner in one of the Project Partnerships included in Series 8 above (Logan Heights).  The Logan Heights Project Partnership is not consolidated in Gateway's financial statements as Gateway's investment in Logan Heights is accounted for under the equity method.  The information below is included for related party disclosure purposes.  The Project Partnership's financial information for the periods ending September 2010 and September 2009 is as follows:

	September 2010	September 2009
Total Assets	$ 427,139	$ 438,462
Total Liabilities	802,512	803,920
Gateway Deficit	(342,970)	(333,155)
Other Partner's Deficit	(32,403)	(32,303)
Total Revenue	84,801	93,012
Net Loss	$ (7,176)	$ (41,218)

NOTE 4 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

     In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 9 and Series 10 as of September 30 and the respective summarized statements of operations for the nine months ended September 30 of each year:

	SERIES 9		SERIES 10
	2010	2009	2010	2009
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 2,199,747	$ 2,360,620	$ 2,085,261	$ 2,178,747
Investment properties, net	12,520,332	13,837,720	10,058,063	10,847,568
Other assets	52,179	45,889	45,113	28,718
Total assets	$ 14,772,258	$ 16,244,229	$ 12,188,437	$ 13,055,033

Liabilities and Partners' Deficit:
Current liabilities	$ 465,111	$ 421,171	$ 440,551	$ 429,177
Long-term debt	18,083,323	19,445,872	11,952,788	12,824,266
Total liabilities	18,548,434	19,867,043	12,393,339	13,253,443

Partners' Equity (Deficit)
Limited Partner	(3,342,066)	(3,181,934)	291,124	298,624
General Partners	(434,110)	(440,880)	(496,026)	(497,034)
Total partners' deficit	(3,776,176)	(3,622,814)	(204,902)	(198,410)

Total liabilities and partners' deficit	$ 14,772,258	$ 16,244,229	$ 12,188,437	$ 13,055,033

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 2,097,626	$ 2,192,329	$ 1,413,025	$ 1,462,951
Expenses:
Operating expenses	1,677,510	1,750,158	1,075,755	1,140,884
Interest expense	275,469	296,080	145,586	162,135
Depreciation and amortization	543,817	592,980	329,736	364,958

Total expenses	2,496,796	2,639,218	1,551,077	1,667,977

Net loss	$ (399,170)	$ (446,889)	$ (138,052)	$ (205,026)

Other partners' share of net income (loss)	$ (3,991)	$ (3,922)	$ 20,474	$ 2,224

Gateway's share of net loss	$ (395,179)	$ (442,967)	$ (158,526)	$ (207,250)
Suspended losses	395,179	442,666	138,772	188,027

Equity in Loss of Project Partnerships	$ -	$ (301)	$ (19,754)	$ (19,223)

NOTE 4 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

     In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 11 and Total Series 7 - 11 as of September 30 and the respective summarized statements of operations for the nine months ended September 30 of each year:

	SERIES 11		TOTAL SERIES 7 - 11
	2010	2009	2010	2009
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 1,224,481	$ 1,240,468	$ 12,985,129	$ 14,183,696
Investment properties, net	8,637,973	9,169,170	65,350,212	72,919,294
Other assets	271,135	297,854	739,677	741,113
Total assets	$ 10,133,589	$ 10,707,492	$ 79,075,018	$ 87,844,103

Liabilities and Partners' Deficit:
Current liabilities	$ 354,587	$ 490,754	$ 3,289,061	$ 3,526,692
Long-term debt	9,799,866	9,916,521	94,497,272	102,432,274
Total liabilities	10,154,453	10,407,275	97,786,333	105,958,966

Partners' Equity (Deficit)
Limited Partner	404,287	696,633	(16,384,652)	(15,752,761)
General Partners	(425,151)	(396,416)	(2,326,663)	(2,362,102)
Total partners' equity (deficit)	(20,864)	300,217	(18,711,315)	(18,114,863)

Total liabilities and partners' deficit	$ 10,133,589	$ 10,707,492	$ 79,075,018	$ 87,844,103

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 1,430,471	$ 1,368,621	$ 11,564,429	$ 12,150,496
Expenses:
Operating expenses	1,131,563	1,022,046	9,169,222	9,530,637
Interest expense	156,371	159,746	1,424,860	1,556,818
Depreciation and amortization	392,969	392,611	2,965,466	3,225,522

Total expenses	1,680,903	1,574,403	13,559,548	14,312,977

Net loss	$ (250,432)	$ (205,782)	$ (1,995,119)	$ (2,162,481)

Other partners' share of net income (loss)	$ (7,156)	$ (4,732)	$ 31,064	$ (17,677)

Gateway's share of net loss	$ (243,276)	$ (201,050)	$ (2,026,183)	$ (2,144,804)
Suspended losses	132,964	107,331	1,896,117	2,020,249

Equity in Loss of Project Partnerships	$ (110,312)	$ (93,719)	$ (130,066)	$ (124,555)

NOTE 5 – SUMMARY OF DISPOSITION ACTIVITIES:

Gateway at one time held investments in 133 Project Partnerships (39 in Series 7, 43 in Series 8, 24 in Series 9, 15 in Series 10, and 12 in Series 11).  As of December 31, 2010, Gateway has sold its interest in 21 Project Partnerships (14 in Series 7, 3 in Series 8, 2 in Series 9, 1 in Series 10 and 1 in Series 11).  A summary of the sale transactions for the Project Partnerships disposed during the current fiscal year-to-date and the previous fiscal year are summarized below.

Fiscal Year 2011 Disposition Activity:

Series 7

Transaction			Net Proceeds	Gain on	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal	on Disposal
August 2010	Pioneer Apartments, L.P.	$ 157,949	$ 15.19	$ 157,949	$ -
December 2010	Lake Village Apartments	65,124	6.27	65,124	-
December 2010	Savannah Park of Atoka	65,125	6.27	65,125	-
December 2010	Savannah Park of Coalgate	65,125	6.27	65,125	-
December 2010	Cardinal Apartments	187,362	18.02	-	187,362
				$ 353,323	$ 187,362

The net proceeds per LP unit from the sale of Pioneer Apartments, Lake Village Apartments, Savannah Park of Atoka, Savannah Park of Coalgate and Cardinal Apartments are a component of the Distribution Payable on the Balance Sheet as of December 31, 2010.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 7 Limited Partners in a subsequent quarter.

In accordance with GAAP, although the sale of Cardinal Apartments was consummated on or prior to December 31, 2010, the gain on the sale is being deferred on the Balance Sheet and not recognized on the Statement of Operations until the period that the net sales proceeds are received.  Gateway recorded a receivable for the gross proceeds from this sale totaling $272,333 which is included in Receivable – Other on the Balance Sheet.  The net proceeds, less the applicable state tax withholding, will be distributed to the Series 7 Assignees in a subsequent quarter.  The deferred gain of $187,362 is included in Deferred Gain on Sale of Project Partnerships on the Balance Sheet and will be recognized on the fiscal year 2011 fourth quarter Statement of Operations.

Series 9

Transaction			Net Proceeds	Gain on	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal	on Disposal
September 2010	Stilwell Properties III	$ 43,030	$ 6.88	$ 43,030	$ -
				$ 43,030	$ -

The net proceeds per LP unit from the sale of Stilwell Properties III is a component of the Distribution Payable on the Balance Sheet as of December 31, 2010.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 9 Limited Partners in a subsequent quarter.
.

NOTE 5 – SUMMARY OF DISPOSITION ACTIVITIES: (Continued)

Fiscal Year 2011 Disposition Activity (Continued):

Series 11

Transaction			Net Proceeds	Gain on	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal	on Disposal
December 2010	Cardinal Apartments	$ 125,774	$ 24.53	$ -	$ 125,774
				$ -	$ 125,774

In accordance with GAAP, although the sale of Cardinal Apartments was consummated on or prior to December 31, 2010, the gain on the sale is being deferred on the Balance Sheet and not recognized on the Statement of Operations until the period that the net sales proceeds are received.  Gateway recorded a receivable for the gross proceeds from this sale totaling $177,667 which is included in Receivable – Other on the Balance Sheet.  The net proceeds, less the applicable state tax withholding, will be distributed to the Series 11 Assignees in a subsequent quarter.  The deferred gain of $125,774 is included in Deferred Gain on Sale of Project Partnerships on the Balance Sheet and will be recognized on the fiscal year 2011 fourth quarter Statement of Operations.

Fiscal Year 2010 Disposition Activity:

Series 7

Transaction			Net Proceeds	Gain on	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal	on Disposal
August 2009	Mountain City Manor	$ 36,860	$ 3.54	$ 38,190	$ -
August 2009	Tazewell Village	41,290	3.97	42,620	-
August 2009	Jamestown Village	36,450	3.51	37,864	-
August 2009	Clinch View Manor	134,400	12.93	135,814	-
May 2009	Spring Creek Apartments II LP	46,520	4.48	46,030	-
				$ 300,518	$ -

The net proceeds per LP unit from the sale of Mountain City Manor, Tazewell Village, Jamestown Village, Clinch View Manor, and Spring Creek Apartments II LP were distributed to the Series 7 Limited Partners in September 2009.

Series 8

Transaction			Net Proceeds	Gain on	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal	on Disposal
January 2010	South Brenchley	$ 13,000	$ 1.30	$ 13,000	$ -
January 2010	Cimmaron Station	10,000	1.00	10,000	-
				$ 23,000	$ -

The net proceeds per LP unit from the sale of South Brenchely and Cimmaron Station are a component of the Distribution Payable on the Balance Sheets as of March 31 and December 31, 2010.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 8 Limited Partners in a subsequent quarter.

Series 9

Transaction			Net Proceeds	Gain on	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal	on Disposal
January 2010	Mountain Glen	$ 10,000	$ 1.59	$ 10,000	$ -
				$ 10,000	$ -

The net proceeds per LP unit from the sale of Mountain Glen are a component of the Distribution Payable on the Balance Sheets as of March 31 and December 31, 2010.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 9 Limited Partners in a subsequent quarter.

NOTE 5 – SUMMARY OF DISPOSITION ACTIVITIES: (Continued)

Fiscal Year 2010 Disposition Activity (Continued):

Series 10

Transaction			Net Proceeds	Gain on	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal	on Disposal
January 2010	Redstone	$ 10,000	$ 1.98	$ 10,000	$ -
				$ 10,000	$ -

The net proceeds per LP unit from the sale of Redstone are a component of the Distribution Payable on the Balance Sheets as of March 31 and December 31, 2010.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 10 Limited Partners in a subsequent quarter.

NOTE 6 – SIGNIFICANT EQUITY INVESTEES:

Certain Project Partnerships constitute 20% or more of assets, equity or income (loss) from continuing operations of the respective Series in which they are held (“Significant Project Partnerships”).  In accordance with Gateway’s policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized results of operations as of September 30, 2010 for each Significant Project Partnership:

Series 10
	Stigler Properties	Applegate Apartments
Rental and other income	$ 72,874	$ 99,777
Gross profit	17,815	10,555
Net loss	$ (3,846)	$ (23,634)

Heatherwood Apartments
Rental and other income	$ 105,990
Gross profit	19,883
Net loss	$ (11,689)

Series 11
	Creekstone Apartments, L.P.	Magnolia Place Apartments, L.P.
Rental and other income	$ 175,650	$ 115,019
Gross profit	15,661	16,918
Net loss	$ (35,200)	$ (14,597)

Eloy Apartments, L.P.
Rental and other income	$ 140,828
Gross loss	(18,016)
Net loss	$ (79,470)

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

Results of Operations

As more fully detailed in the Exit Strategy discussion included within this MD&A, all of the Project Partnerships have delivered their Tax Credits to Gateway, the Tax Credit compliance period has expired, and Gateway is in the process of selling or disposing of all of its remaining Project Partnership interests.  Net proceeds received from the sales are in turn distributed to the Limited Partners.  Once all Project Partnership interests have been sold or otherwise disposed of, Gateway will be liquidated.  The target date for liquidation of Gateway is on or before December 31, 2012, although there is no certainty, and it may not even be considered likely at this time, that all the activities necessary to occur as of such date will have transpired.

Distribution income arises from any cash distributions received from Project Partnerships which have a zero investment balance for financial reporting purposes.  Distribution income decreased $16,273 from $65,920 for the nine months ended December 31, 2009 to $49,647 for the nine months ended December 31, 2010.  The decrease in distribution income is a result of decreases in available cash at Project Partnerships to pay distributions in accordance with the partnership agreements as well as the timing of such payments.  The gross distributions received from Project Partnerships decreased from $85,891 for the nine month period ended December 31, 2009 to $60,548 for the same period ended in 2010.

Total expenses of Gateway were $313,049 for the nine months ended December 31, 2010, a decrease of $189,356 as compared to the nine months ended December 31, 2009 total expenses of $502,405.  The decrease results primarily from decreases in 1) asset management fees and general and administrative expenses – General Partner due to sales of Project Partnerships (Gateway ceases accruing Asset Management Fees and General and Administrative expenses – General Partner for sold Project Partnerships) along with the cessation of allocations for General and Administrative expenses from the General Partner in Series 8 beginning in fiscal year 2010, and Series 7, 9, 10 and 11 beginning in fiscal year 2011, and 2) amortization expense (resulting from the suspension of amortization due to Project Partnership investment balances reaching zero or the acquisition fees and expense being fully amortized).

Equity in Loss of Project Partnerships increased from $124,555 for the nine months ended December 31, 2009 to $130,066 for the nine months ended December 31, 2010 because of an increase in the losses from Project Partnerships with positive investment balances.  Because Gateway utilizes the equity method of accounting to account for its investment in Project Partnerships, income or losses from Project Partnerships with a zero investment balance are not recognized in the Statement of Operations.  For the nine months ended September 30, 2010 (Project Partnership financial information is on a three-month lag), Gateway’s share of the net loss was $2,026,183, of which $1,896,117 was suspended.  For the nine months ended September 30, 2009, Gateway’s share of the net loss was $2,144,804, of which $2,020,249 was suspended.

Gain on Sale of Project Partnerships increased from $301,008 for the nine months ended December 31, 2009 to $396,353 for the nine months ended December 31, 2010.  As more fully discussed within this MD&A, five Project Partnership investments were sold during the third quarter of fiscal year 2011 as compared to the third quarter of fiscal year 2010 when no Project Partnership investments were sold.  The amount of the gain or loss from the sale of a Project Partnership and the period in which it is recognized on the Statement of Operations is dependent upon the specifics related to each sale or disposition transaction.  Refer to the discussion of each Project Partnership sold in the Exit Strategy section within this MD&A.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Interest income decreased $4,499 from $4,589 for the nine months ended December 31, 2009 to $90 for the nine months ended December 31, 2010.  The change in interest income results primarily from the fluctuation of interest rates on short-term investments over this period along with the maturation of investments in securities over the same period.  Cash and Cash Equivalents increased $389,234 from $808,101 as of December 31, 2009 to $1,197,335 as of December 31, 2010. Investments in Securities decreased from $83,857 as of December 31, 2009 to $0 as of December 31, 2010.  Interest income is generally one source of funds available to pay administrative costs of Gateway.

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

In total, Gateway reported a net gain of $2,975 from operations for the nine months ended December 31, 2010.  Cash and Cash Equivalents increased by $288,127 during the nine months ended December 31, 2010.  Of the Cash and Cash Equivalents on hand as of December 31, 2010 and March 31, 2010, $444,804 and $48,451, respectively, is payable to certain Series’ Limited Partners arising from the sale of Project Partnerships.  Distributions will occur to those certain Limited Partners in a subsequent quarter, less the applicable state tax withholding.  After consideration of these sales proceeds, Cash and Cash Equivalents decreased $69,396 as compared to the prior year-end balances.

The financial performance of each respective Series is summarized as follows:

Series 7 - Gateway closed this series on October 16, 1992 after receiving $10,395,000 from 635 Limited Partner investors.  Equity in Loss of Project Partnerships was $0 for the nine months ended December 31, 2010 and $0 for the nine months ended December 31, 2009.  For the nine months ended September 30, 2010 and 2009, the Project Partnerships generated a loss of $450,478 and $573,586 on Rental and other income of $2,603,372 and $2,977,595, respectively.  Gateway’s share of the Project Partnerships’ net loss for the nine months ended September 30, 2010 and 2009 was $476,187 and $572,362, of which $476,187 and $572,362 were suspended, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  These Project Partnerships reported depreciation and amortization of $650,979 and $751,169 for the nine months ended September 30, 2010 and 2009, respectively.  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At December 31, 2010, the Series had $493,629 of Cash and Cash Equivalents.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had net income of $296,786 for the nine months ended December 31, 2010.  However, after considering the changes in operating assets and liabilities, net cash used in operating activities was $83,116.  Cash provided by investing activities totaled $367,043 consisting of cash distributions from the Project Partnerships of $13,720 and Net Proceeds from Sale of Project Partnerships of $353,323.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Series 8 - Gateway closed this Series on June 28, 1993 after receiving $9,980,000 from 664 Limited Partner investors.  Equity in Loss of Project Partnerships decreased from $11,312 for the nine months ended December 31, 2009 to $0 for the nine months ended December 31, 2010.  For the nine months ended September 30, 2010 and 2009, the Project Partnerships generated a loss of $756,987 and $731,198 on Rental and other income of $4,019,935 and $4,149,000, respectively.  Gateway’s share of the Project Partnerships’ net loss for the nine months ended September 30, 2010 and 2009 was $753,015 and $721,175, of which $753,015 and $709,863 were suspended, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  These Project Partnerships reported depreciation and amortization of $1,047,965 and $1,123,804 for the nine months ended September 30, 2010 and 2009, respectively.  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At December 31, 2010, the Series had $235,792 of Cash and Cash Equivalents.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $76,615 for the nine months ended December 31, 2010.  However, after considering the changes in operating assets and liabilities, net cash used in operating activities was $18,057.  Cash provided by investing activities totaled $14,861 consisting of cash distributions from the Project Partnerships.

Series 9 - Gateway closed this Series on September 30, 1993 after receiving $6,254,000 from 406 Limited Partner investors.  Equity in Loss of Project Partnerships decreased from $301 for the nine months ended December 31, 2009 to $0 for the nine months ended December 31, 2010.  For the nine months ended September 30, 2010 and 2009, the Project Partnerships generated a loss of $399,170 and $446,889 on Rental and other income of $2,097,626 and $2,192,329, respectively.  Gateway’s share of the Project Partnerships’ net loss for nine months ended September 30, 2010 and 2009 was $395,179 and $442,967, of which $395,179 and $442,666 were suspended, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  These Project Partnerships reported depreciation and amortization of $543,817 and $592,980 for the nine months ended September 30, 2010 and 2009, respectively.  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At December 31, 2010, the Series had $144,612 of Cash and Cash Equivalents.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $870 for the nine months ended December 31, 2010.  However, after considering the changes in operating assets and liabilities, net cash used in operating activities was $5,989.  Cash provided by investing activities totaled $53,689 consisting of cash distributions from the Project Partnerships of $10,659 and Net Proceeds from Sale of Project Partnerships of $43,030.

Series 10 - Gateway closed this Series on January 21, 1994 after receiving $5,043,000 from 325 Limited Partner investors.  Equity in Loss of Project Partnerships increased from $19,223 for the nine months ended December 31, 2009 to $19,754 for the nine months ended December 31, 2010.  For the nine months ended September 30, 2010 and 2009, the Project Partnerships generated a loss of $138,052 and $205,026 on Rental and other income of $1,413,025 and $1,462,951, respectively.  Gateway’s share of the Project Partnerships’ net loss for the nine months ended September 30, 2010 and 2009 was $158,526 and $207,250, of which $138,772 and $188,027 were suspended, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  These Project Partnerships reported depreciation and amortization of $329,736 and $364,958 for the nine months ended September 30, 2010 and 2009, respectively.  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At December 31, 2010, the Series had $147,298 of Cash and Cash Equivalents.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

As disclosed on the statement of cash flows, the Series had a net loss of $51,947 for the nine months ended December 31, 2010.  However, after considering the changes in operating assets and liabilities, net cash used in operating activities was $19,826.  Cash provided by investing activities totaled $13,486 consisting of cash distributions from the Project Partnerships.

Series 11 - Gateway closed this Series on April 29, 1994 after receiving $5,127,000 from 330 Limited Partner investors.  The Equity in Loss of Project Partnerships increased from $93,719 for the nine months ended December 31, 2009 to $110,312 for the nine months ended December 31, 2010.  For the nine months ended September 30, 2010 and 2009, the Project Partnerships generated a loss of $250,432 and $205,782 on Rental and other income of $1,430,471 and $1,368,621, respectively.  Gateway’s share of the Project Partnerships’ net loss for the nine months ended September 30, 2010 and 2009 was $243,276 and $201,050, of which $132,964 and $107,331 were suspended, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  These Project Partnerships reported depreciation and amortization of $392,969 and $392,611 for the nine months ended September 30, 2010 and 2009, respectively.  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At December 31, 2010, the Series had $176,004 of Cash and Cash Equivalents.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $164,379 for the nine months ended December 31, 2010.  However, after considering the changes in operating assets and liabilities, net cash used in operating activities was $41,786.  Cash provided by investing activities consists of cash distributions from the Project Partnerships totaling $7,822.

Critical Accounting Estimates

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss.  No impairment expense was recognized during each of the nine-month periods ended December 31, 2010 and 2009.

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

As of December 31, 2010, Gateway holds a limited partner interest in 112 Project Partnerships which own and operate government assisted multi-family housing complexes.  Gateway at one time held investments in 133 Project Partnerships.  As of December 31, 2010, 21 of the Project Partnerships have been sold (14 in Series 7, 3 in Series 8, 2 in Series 9, 1 in Series 10, and 1 in Series 11) and, in accordance with the Gateway partnership agreement, the entire net proceeds received from these sales either have been or will be distributed to the Limited Partners of the respective Series.  A summary of the sale transactions for the Project Partnerships disposed during the current fiscal year-to-date and the previous fiscal year are summarized below:

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Fiscal Year 2011 Disposition Activity:

Series 7

Transaction			Net Proceeds	Gain on	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal	on Disposal
August 2010	Pioneer Apartments, L.P.	$ 157,949	$ 15.19	$ 157,949	$ -
December 2010	Lake Village Apartments	65,124	6.27	65,124	-
December 2010	Savannah Park of Atoka	65,125	6.27	65,125	-
December 2010	Savannah Park of Coalgate	65,125	6.27	65,125	-
December 2010	Cardinal Apartments	187,362	18.02	-	187,362
				$ 353,323	$ 187,362

The net proceeds per LP unit from the sale of Pioneer Apartments, Lake Village Apartments, Savannah Park of Atoka, Savannah Park of Coalgate and Cardinal Apartments are a component of the Distribution Payable on the Balance Sheet as of December 31, 2010.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 7 Limited Partners in a subsequent quarter.

In accordance with GAAP, although the sale of Cardinal Apartments was consummated on or prior to December 31, 2010, the gain on the sale is being deferred on the Balance Sheet and not recognized on the Statement of Operations until the period that the net sales proceeds are received.  Gateway recorded a receivable for the gross proceeds from this sale totaling $272,333 which is included in Receivable – Other on the Balance Sheet.  The net proceeds, less the applicable state tax withholding, will be distributed to the Series 7 Assignees in a subsequent quarter.  The deferred gain of $187,362 is included in Deferred Gain on Sale of Project Partnerships on the Balance Sheet and will be recognized on the fiscal year 2011 fourth quarter Statement of Operations.

Series 9

Transaction			Net Proceeds	Gain on	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal	on Disposal
September 2010	Stilwell Properties III	$ 43,030	$ 6.88	$ 43,030	$ -
				$ 43,030	$ -

The net proceeds per LP unit from the sale of Stilwell Properties III is a component of the Distribution Payable on the Balance Sheet as of December 31, 2010.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 9 Limited Partners in a subsequent quarter.

Series 11

Transaction			Net Proceeds	Gain on	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal	on Disposal
December 2010	Cardinal Apartments	$ 125,774	$ 24.53	$ -	$ 125,774
				$ -	$ 125,774

In accordance with GAAP, although the sale of Cardinal Apartments was consummated on or prior to December 31, 2010, the gain on the sale is being deferred on the Balance Sheet and not recognized on the Statement of Operations until the period that the net sales proceeds are received.  Gateway recorded a receivable for the gross proceeds from this sale totaling $177,667 which is included in Receivable – Other on the Balance Sheet.  The net proceeds, less the applicable state tax withholding, will be distributed to the Series 11 Assignees in a subsequent quarter.  The deferred gain of $125,774 is included in Deferred Gain on Sale of Project Partnerships on the Balance Sheet and will be recognized on the fiscal year 2011 fourth quarter Statement of Operations.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Fiscal Year 2010 Disposition Activity:

Series 7

Transaction			Net Proceeds	Gain on	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal	on Disposal
August 2009	Mountain City Manor	$ 36,860	$ 3.54	$ 38,190	$ -
August 2009	Tazewell Village	41,290	3.97	42,620	-
August 2009	Jamestown Village	36,450	3.51	37,864	-
August 2009	Clinch View Manor	134,400	12.93	135,814	-
May 2009	Spring Creek Apartments II LP	46,520	4.48	46,030	-
				$ 300,518	$ -

The net proceeds per LP unit from the sale of Mountain City Manor, Tazewell Village, Jamestown Village, Clinch View Manor, and Spring Creek Apartments II LP were distributed to the Series 7 Limited Partners in September 2009.

Series 8

Transaction			Net Proceeds	Gain on	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal	on Disposal
January 2010	South Brenchley	$ 13,000	$ 1.30	$ 13,000	$ -
January 2010	Cimmaron Station	10,000	1.00	10,000	-
				$ 23,000	$ -

The net proceeds per LP unit from the sale of South Brenchely and Cimmaron Station are a component of the Distribution Payable on the Balance Sheets as of March 31 and December 31, 2010.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 8 Limited Partners in a subsequent quarter.

Series 9

Transaction			Net Proceeds	Gain on	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal	on Disposal
January 2010	Mountain Glen	$ 10,000	$ 1.59	$ 10,000	$ -
				$ 10,000	$ -

The net proceeds per LP unit from the sale of Mountain Glen are a component of the Distribution Payable on the Balance Sheets as of March 31 and December 31, 2010.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 9 Limited Partners in a subsequent quarter.

Series 10

Transaction			Net Proceeds	Gain on	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal	on Disposal
January 2010	Redstone	$ 10,000	$ 1.98	$ 10,000	$ -
				$ 10,000	$ -

The net proceeds per LP unit from the sale of Redstone are a component of the Distribution Payable on the Balance Sheets as of March 31 and December 31, 2010.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 10 Limited Partners in a subsequent quarter.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Status Update on Unsold Project Partnerships:

The following summarizes the most recent status of the sale/disposal process for the Project Partnership investments held as of December 31, 2010:

Gateway has approved the sale to the general partner of the Project Partnership or a third party:

Series 7

Mt. Vernon Rental Housing, L.P.	Meadow Run Apartments, LP
Lakeland II, LP	Blue Ridge Elderly Housing, Ltd., L.P.

These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amounts as approved by Gateway, should all the transactions close without modification, the estimated net proceeds to Gateway from the sales of these Project Partnerships are estimated to be $102,000, or $9.81 per limited partnership unit.  Sales proceeds would be available for distribution, less the applicable state tax withholding, to the Series 7 Limited Partners subsequent to the closing of these sales transactions which would most likely occur within the next two years.

Series 8

Antlers Properties	Logan Heights, Ltd.
AAA Properties of Bentonville	Meadowview Properties Limited Partnership
Concordia Senior Housing, L.P.	Mountainburg Properties
Kirksville Senior Apartments, Limited Partnership	Cottondale Rental Housing, L.P
Wetumka Properties

These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amounts as approved by Gateway, should all the transactions close without modification, the estimated net proceeds to Gateway from the sales of these Project Partnerships are estimated to be $589,000, or $59.02 per limited partnership unit.  Sales proceeds would be available for distribution, less the applicable state tax withholding, to the Series 8 Limited Partners subsequent to the closing of these sales transactions which would most likely occur within the next two years.

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

Status Update on Unsold Project Partnerships (Continued):

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

Under the supervision and with the participation of the Managing General Partner’s management, including the Chief Executive Officer and Chief Financial Officer, Gateway has evaluated the effectiveness of its disclosure controls and procedures applicable to each of the Series as well as to the total partnership pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures applicable to each of the Series as well as to the total partnership are effective.  There were no changes in Gateway’s internal control over financial reporting during the nine months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, Gateway’s internal control over financial reporting.

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

GATEWAY TAX CREDIT FUND III, LTD.
(A Florida Limited Partnership)
By: Raymond James Tax Credit Funds, Inc.
(the Managing General Partner)

Date: February 11, 2011	By:/s/ Ronald M. Diner
Ronald M. Diner
President

Date: February 11, 2011	By:/s/ Toni S. Matthews
Toni S. Matthews
Vice President and Chief Financial Officer