Form 10-K
period 2011-03-31
GATEWAY TAX CREDIT FUND III LTD
filed 2011-07-01
CIK 881716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

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

Title of Each Class
Units of Limited Partnership Interest

Number of Record Holders
Title of Class	as of March 31, 2011
Limited Partnership Interest	2,048
General Partner Interest	2

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES [ ]	NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES [ ]	NO [X]

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
File No. 33-44238

PART I
Item 1.  Business

Gateway Tax Credit Fund III Ltd. (“Gateway”) is a Florida Limited Partnership.  The general partners are Raymond James Tax Credit Funds, Inc., the Managing General Partner, and Raymond James Partners, Inc., (collectively the “General Partners”) both sponsors of Gateway Tax Credit Fund III Ltd. and wholly owned subsidiaries of Raymond James Financial, Inc.  Gateway was formed October 17, 1991 and commenced operations July 16, 1992 with the first admission of Limited Partners.

Gateway is engaged in only one industry segment, to acquire limited partnership interests in unaffiliated limited partnerships (“Project Partnerships”), each of which owns and operates one or more apartment complexes eligible for Low-Income Housing Tax Credits (“Tax Credits”) under Section 42 of the Internal Revenue Code, received over a ten year period.  Subject to certain limitations, Tax Credits may be used by Gateway's investors to reduce their income tax liability generated from other income sources.  Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of its Limited Partnership Agreement.  As of March 31, 2011, Gateway received capital contributions of $1,000 from the General Partners and from the Limited Partners:  $10,395,000 in Series 7, $9,980,000 from Series 8, $6,254,000 from Series 9, $5,043,000 from Series 10 and $5,127,000 from Series 11.

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

Gateway initially held investments in 133 Project Partnerships.  As more fully described in Item 7 herein, Gateway is presently in the process of disposing of its interests in Project Partnerships.  As of March 31, 2011, 21 Project Partnerships once held by Gateway have been sold.  Project Partnership investments held by Series as of March 31, 2011 are as follows:  25 Project Partnerships for Series 7, 40 Project Partnerships for Series 8, 22 Project Partnerships for Series 9, 14 Project Partnerships for Series 10 and 11 Project Partnerships for Series 11.  Gateway acquired its interests in the Project Partnerships by becoming a limited partner in the Project Partnerships that own the properties.  As of March 31, 2011, the capital received for each Series was fully invested in Project Partnerships and management plans no new Project Partnership acquisitions.

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

Item 1.  Business (Continued)

Gateway's goal is to invest in a diversified portfolio of Project Partnerships located in rural and suburban locations with a high demand for low income housing.  As of March 31, 2011, each Series' investor capital contributions were successfully invested in Project Partnerships which met the investment criteria.  The Tax Credits have been provided to Gateway’s investors and the fifteen year Tax Credit compliance period has expired for all of the Project Partnerships (see further information in the Exit Strategy discussion below).  Gateway is now in the process of disposing of its remaining interests and distributing proceeds from those sales to the Limited Partners.  Gateway’s objective is to sell Gateway’s interests in Project Partnerships which have exited the Tax Credit compliance period for fair market value and ultimately, liquidate the Project Partnerships and in turn liquidate Gateway.

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

All of the original 133 Project Partnership investments have reached the end of their Tax Credit compliance period as of December 31, 2010.  As of March 31, 2011, 21 of the Project Partnership investments have been sold and, in accordance with the Gateway partnership agreement, the entire net proceeds received from these sales either have been or will be distributed to the Limited Partners of those Series.  On a cumulative basis as of March 31, 2011, $338,877 of net sales proceeds representing $32.60 per Limited Partner unit in Series 7 and $67,964 of net sales proceeds representing $6.81 per Limited Partner unit in Series 8 have been distributed to the Limited Partners of the respective Series.

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

Gateway, as a limited partner in the Project Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance and continued eligibility of Tax Credits.  If the cost of operating a property exceeds the rental income earned thereon, Gateway may deem it in its best interest to voluntarily provide funds in order to protect its investment.  No such contributions have been made during fiscal year 2011, 2010 or 2009.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Gateway holds an interest in properties through its limited partnership investments in Project Partnerships.  The largest single net investment as of March 31, 2011 in a Project Partnership for each respective Series is:  Series 10, one Project Partnership investment constitutes 21.7% of the Series’ total assets, and in Series 11, one Project Partnership constitutes 22.5% of the Series’ total assets (the net investment for book purposes is zero for each Project Partnership in Series 7, 8 and 9).  The following table provides certain summary information regarding the Project Partnerships in which Gateway held an interest as of December 31, 2010 (the Project Partnerships’ financial information contained herein is reported on a 3-month lag):

SERIES 7
PARTNERSHIP	LOCATION OF PROPERTY	# OF UNITS	DATE ACQUIRED	PROPERTY COST	OCCUPANCY RATE

Nottingham	Pisgah, AL	18	6/92	$796,494	94%
Washington	Bloomfield, NE	24	9/92	993,827	71%
BrookStone	McCaysville, GA	40	9/92	1,464,981	98%
N. Irvine	Irvine, KY	24	9/92	1,044,872	96%
Manchester	Manchester, GA	42	9/92	1,474,516	98%
Waynesboro	Waynesboro, GA	24	9/92	819,270	100%
Lakeland II	Lakeland, GA	30	9/92	1,009,647	97%
Mt. Vernon	Mt. Vernon, GA	24	9/92	900,526	96%
Meadow Run	Dawson, GA	48	9/92	1,744,840	90%
Warm Springs	Warm Springs, GA	22	9/92	822,692	100%
Blue Ridge	Blue Ridge, GA	41	9/92	1,339,143	100%
Dilley	Dilley, TX	28	9/92	892,426	100%
Elsa	Elsa, TX	40	9/92	1,342,015	100%
Leander	Leander, TX	36	9/92	1,170,184	100%
Louisa Sr.	Louisa, KY	36	9/92	1,451,921	100%
Orchard Commons	Crab Orchard, KY	12	9/92	450,887	100%
Vardaman	Vardaman, MS	24	9/92	929,282	96%
Heritage Park	Paze, AZ	32	9/92	1,663,447	97%
BrooksHollow	Jasper, GA	40	9/92	1,514,019	93%
Cavalry Crossing	Ft. Scott, KS	40	9/92	1,908,549	93%
Carson City	Carson City, KS	24	11/92	982,335	75%
Matteson	Capa, KS	24	11/92	973,185	67%
Pembroke	Pembroke, KY	16	12/92	588,717	100%
Robynwood	Cynthiana, KY	24	12/92	962,677	100%
Hill Creek	West Blocton, AL	24	11/93	1,011,517	92%

Total Series 7		737		$28,251,969

The average effective rental income per unit for the year ended December 31, 2010 is $4,543 per year ($379 per month).

Item 2 - Properties (Continued)

SERIES 8
PARTNERSHIP	LOCATION OF PROPERTY	# OF UNITS	DATE ACQUIRED	PROPERTY COST	OCCUPANCY RATE

Purdy	Purdy, MO	16	12/92	$668,614	94%
Galena	Galena, KS	24	12/92	893,643	96%
Antlers 2	Antlers, OK	24	1/93	787,859	83%
Holdenville	Holdenville, OK	24	1/93	892,598	88%
Wetumka	Wetumka, OK	24	1/93	812,853	67%
Mariners Cove	Marine City, MI	32	1/93	1,344,796	75%
Mariners Cove Sr.	Marine City, MI	24	1/93	1,042,248	96%
Antlers	Antlers, OK	36	3/93	1,321,039	72%
Bentonville	Bentonville, AR	24	3/93	758,489	96%
Deerpoint	Elgin, AL	24	3/93	948,824	100%
Aurora	Aurora, MO	28	3/93	990,087	96%
Baxter	Baxter Springs, KS	16	4/93	631,666	100%
Arbor Gate	Bridgeport, AL	24	5/93	965,988	88%
Timber Ridge	Collinsville, AL	24	5/93	964,519	92%
Concordia Sr.	Concordia, KS	24	5/93	826,389	88%
Mountainburg	Mountainburg, AR	24	6/93	883,990	88%
Lincoln	Pierre, SD	25	5/93	1,206,788	100%
Fox Ridge	Russellville, AL	24	6/93	909,110	67%
Meadow View	Bridgeport, NE	16	6/93	753,978	100%
Sheridan	Auburn, NE	16	6/93	834,822	100%
Grand Isle	Grand Isle, ME	16	6/93	1,212,833	81%
Meadowview	Van Buren, AR	29	8/93	994,717	90%
Taylor	Taylor, TX	44	9/93	1,530,463	93%
Brookwood	Gainesboro, TN	44	9/93	1,823,526	98%
Pleasant Valley	Lynchburg, TN	33	9/93	1,457,746	100%
Reelfoot	Ridgely, TN	20	9/93	830,045	95%
River Rest	Newport, TN	34	9/93	1,465,419	100%
Kirksville	Kirksville, MO	24	9/93	831,492	96%
Kenton	Kenton, OH	46	9/93	1,781,759	78%
Lovingston	Lovingston, VA	64	9/93	2,841,268	100%
Pontotoc	Pontotoc, MS	36	10/93	1,442,814	94%
Hustonville	Hustonville, KY	16	10/93	725,282	94%
Northpoint	Jackson, KY	24	10/93	1,139,654	96%
Brooks Field	Louisville, GA	32	10/93	1,245,043	100%
Brooks Lane	Clayton, GA	36	10/93	1,377,993	94%
Brooks Point	Dahlonega, GA	41	10/93	1,699,639	98%
Brooks Run	Jasper, GA	24	10/93	957,486	100%
Logan Heights	Russellville, KY	24	11/93	963,707	96%
Lakeshore 2	Tuskegee, AL	36	12/93	1,480,011	94%
Cottondale	Cottondale, FL	25	1/94	948,319	100%

Total Series 8		1,121		$45,187,516

The average effective rental income per unit for the year ended December 31, 2010 is $4,707 per year ($392 per month).

Item 2 - Properties (Continued)

SERIES 9
PARTNERSHIP	LOCATION OF PROPERTY	# OF UNITS	DATE ACQUIRED	PROPERTY COST	OCCUPANCY RATE

Jay	Jay, OK	24	9/93	$810,597	100%
Boxwood	Lexington, TX	24	9/93	770,939	100%
Arbor Trace	Lake Park, GA	24	11/93	918,358	100%
Arbor Trace 2	Lake Park, GA	42	11/93	1,806,434	98%
Omega	Omega, GA	36	11/93	1,407,304	94%
Cornell 2	Watertown, SD	24	11/93	1,275,936	88%
Elm Creek	Pierre, SD	24	11/93	1,358,399	88%
Marionville	Marionville, MO	20	11/93	804,558	95%
Lamar	Lamar, AR	24	12/93	904,325	96%
Centreville	Centreville, AL	24	12/93	1,009,795	100%
Skyview	Troy, AL	36	12/93	1,502,296	94%
Sycamore	Coffeyville, KS	40	12/93	1,864,224	100%
Bradford	Cumberland, KY	24	12/93	1,026,848	100%
Cedar Lane	London, KY	24	12/93	963,841	100%
Stanton	Stanton, KY	24	12/93	959,149	100%
Abernathy	Abernathy, TX	24	1/94	781,898	92%
Pembroke	Pembroke, KY	24	1/94	950,827	100%
Meadowview	Greenville, AL	24	2/94	1,170,447	100%
Town Branch	Mt. Vernon, KY	24	12/93	937,356	100%
Fox Run	Ragland, AL	24	3/94	978,195	96%
Maple Street	Emporium, PA	32	3/94	1,722,593	97%
Manchester	Manchester, GA	18	5/94	735,449	94%

Total Series 9		584		$24,659,768

The average effective rental income per unit for the year ended December 31, 2010 is $4,660 per year ($388 per month).

Item 2 - Properties (Continued)

SERIES 10
PARTNERSHIP	LOCATION OF PROPERTY	# OF UNITS	DATE ACQUIRED	PROPERTY COST	OCCUPANCY RATE

Albany	Albany, KY	24	1/94	$1,013,806	100%
Oak Terrace	Bonifay, FL	18	1/94	663,278	100%
Wellshill	West Liberty, KY	32	1/94	1,282,246	100%
Applegate	Florence, AL	36	2/94	1,874,908	97%
Heatherwood	Alexander, AL	36	2/94	1,661,886	100%
Peachtree	Gaffney, SC	28	3/94	1,217,381	96%
Donna	Donna, TX	50	1/94	1,778,336	100%
Wellsville	Wellsville, NY	24	2/94	1,489,251	100%
Tecumseh	Tecumseh, NE	24	4/94	1,186,197	79%
Clay City	Clay City, KY	24	5/94	1,113,165	100%
Irvine West	Irvine, KY	24	5/94	1,154,266	100%
New Castle	New Castle, KY	24	5/94	1,057,325	92%
Stigler	Stigler, OK	20	7/94	754,056	100%
Courtyard	Huron, SD	21	8/94	824,964	95%

Total Series 10		385		$17,071,065

The average effective rental income per unit for the year ended December 31, 2010 is $4,780 per year ($398 per month).

SERIES 11
PARTNERSHIP	LOCATION OF PROPERTY	# OF UNITS	DATE ACQUIRED	PROPERTY COST	OCCUPANCY RATE

Homestead	Pinetop, AZ	32	9/94	$1,846,395	97%
Mountain Oak	Collinsville, AL	24	9/94	894,455	63%
Eloy	Eloy, AZ	24	11/94	1,145,495	92%
Gila Bend	Gila Bend, AZ	36	11/94	1,601,998	89%
Creekstone	Dallas, GA	40	12/94	2,008,604	88%
Tifton	Tifton, GA	36	12/94	1,706,886	92%
Cass Towne	Cartersville, GA	10	12/94	360,040	100%
Warsaw	Warsaw, VA	56	12/94	3,517,768	100%
Royston	Royston, GA	25	12/94	934,548	100%
Red Bud	Mokane, MO	8	12/94	305,198	38%
Parsons	Parsons, KS	38	12/94	1,438,601	100%

Total Series 11		329		$15,759,988

The average effective rental income per unit for the year ended December 31, 2010 is $5,577 per year ($465 per month).

Item 2 - Properties (Continued)

A summary of the book value of the fixed assets of the Project Partnerships as of December 31, 2010, 2009 and 2008 is as follows:

	12/31/2010
	SERIES 7	SERIES 8	SERIES 9
Land	$1,102,244	$1,841,988	$1,066,159
Land Improvements	185,259	506,661	267,829
Buildings	26,107,509	40,441,082	22,319,500
Furniture and Fixtures	856,957	2,397,785	1,006,280

Properties, at Cost	28,251,969	45,187,516	24,659,768
Less: Accum Depr.	15,080,769	24,615,247	12,235,111

Properties, Net	$13,171,200	$20,572,269	$12,424,657

	SERIES 10	SERIES 11	TOTAL
Land	$641,025	$583,404	$5,234,820
Land Improvements	169,702	22,242	1,151,693
Buildings	15,608,336	14,402,902	118,879,329
Furniture and Fixtures	652,002	751,440	5,664,464

Properties, at Cost	17,071,065	15,759,988	130,930,306
Less: Accum Depr.	7,062,374	7,441,864	66,435,365

Properties, Net	$10,008,691	$8,318,124	$64,494,941

	12/31/2009
	SERIES 7	SERIES 8	SERIES 9
Land	$1,331,869	$1,841,988	$1,076,159
Land Improvements	185,259	449,688	266,148
Buildings	30,482,220	39,998,985	22,826,427
Furniture and Fixtures	1,107,081	2,288,985	985,450
Construction in Process	7,134	-	-

Properties, at Cost	33,113,563	44,579,646	25,154,184
Less: Accum Depr.	16,929,623	23,197,112	11,869,777

Properties, Net	$16,183,940	$21,382,534	$13,284,407

	SERIES 10	SERIES 11	TOTAL
Land	$641,025	$599,197	$5,490,238
Land Improvements	148,044	22,242	1,071,381
Buildings	15,602,386	14,793,221	123,703,239
Furniture and Fixtures	625,446	735,475	5,742,437
Construction in Process	-	-	7,134

Properties, at Cost	17,016,901	16,150,135	136,014,429
Less: Accum Depr.	6,629,121	7,119,194	65,744,827

Properties, Net	$10,387,780	$9,030,941	$70,269,602

Item 2 - Properties (Continued)

	12/31/2008
	SERIES 7	SERIES 8	SERIES 9
Land	$1,656,669	$1,947,646	$1,099,659
Land Improvements	169,924	425,619	234,276
Buildings	37,305,480	42,332,059	23,763,784
Furniture and Fixtures	1,607,149	2,440,596	1,048,730
Construction in Process	7,134	-	-

Properties, at Cost	40,746,356	47,145,920	26,146,449
Less: Accum Depr.	20,275,065	23,298,320	11,745,765

Properties, Net	$20,471,291	$23,847,600	$14,400,684

	SERIES 10	SERIES 11	TOTAL
Land	$648,625	$599,197	$5,951,796
Land Improvements	145,644	22,242	997,705
Buildings	16,569,411	14,716,563	134,687,297
Furniture and Fixtures	711,717	696,059	6,504,251
Construction in Process	-	-	7,134

Properties, at Cost	18,075,397	16,034,061	148,148,183
Less: Accum Depr.	6,862,997	6,598,452	68,780,599

Properties, Net	$11,212,400	$9,435,609	$79,367,584

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

(b) Approximate Number of Equity Security Holders:

Number of Record Holders
Title of Class	as of March 31, 2011
Limited Partnership Interest	2,048
General Partner Interest	2

Item 6.  Selected Financial Data

FOR THE YEARS ENDED MARCH 31,
SERIES 7	2011	2010	2009	2008	2007
Total Revenues	$23,473	$31,189	$26,416	$36,085	$27,050
Net Income (Loss)	473,439	142,985	(349,081)	(345,647)	(366,648)
Equity in Income (Loss) of Project Partnerships	-	-	707	(28,789)	(78,519)
Total Assets	770,297	293,719	335,175	650,076	906,324
Investments In Project Partnerships	-	84,017	88,308	284,147	442,787

Per Weighted Average
Limited Partnership Unit: (A)
Tax Credits	.00	.00	.00	.00	.96
Portfolio Income	1.75	3.52	7.40	10.02	8.15
Passive Loss	(73.86)	(100.74)	(104.98)	(94.93)	(98.00)
Net Income (Loss)	45.09	8.32	(37.38)	(32.92)	(34.92)
Distributions Paid	-	28.43	4.17	-	-

FOR THE YEARS ENDED MARCH 31,
SERIES 8	2011	2010	2009	2008	2007
Total Revenues	$24,662	$23,800	$18,335	$29,379	$15,890
Net Loss	(90,218)	(91,802)	(517,416)	(251,652)	(240,629)
Equity in Loss of Project Partnerships	-	(2,631)	(45,239)	(54,012)	(15,683)
Total Assets	231,397	238,988	200,925	625,123	741,918
Investments In Project Partnerships	-	-	15,007	296,532	377,733

Per Weighted Average
Limited Partnership Unit: (A)
Tax Credits	.00	.00	.00	.00	1.55
Portfolio Income	3.99	4.11	8.70	12.04	10.68
Passive Loss	(96.76)	(113.31)	(131.63)	(110.05)	(110.42)
Net Loss	(9.35)	(11.39)	(51.36)	(31.71)	(23.87)
Distributions Paid	-	-	6.81	-	-

Item 6.  Selected Financial Data (Continued)

FOR THE YEARS ENDED MARCH 31,
SERIES 9	2011	2010	2009	2008	2007
Total Revenues	$16,002	$15,862	$10,038	$8,514	$6,166
Net Loss	(9,637)	(120,481)	(416,956)	(242,723)	(248,128)
Equity in Loss of Project Partnerships	-	(4,909)	(87,688)	(100,405)	(117,893)
Total Assets	142,196	96,912	134,007	502,778	694,273
Investments In Project Partnerships	-	-	9,681	292,761	412,287

Per Weighted Average
Limited Partnership Unit: (A)
Tax Credits	.00	.00	.00	.00	.00
Portfolio Income	2.72	1.84	6.02	8.73	7.40
Passive Loss	(103.73)	(131.15)	(130.99)	(112.02)	(103.96)
Net Loss	(8.65)	(20.65)	(66.00)	(38.42)	(39.28)

FOR THE YEARS ENDED MARCH 31,
SERIES 10	2011	2010	2009	2008	2007
Total Revenues	$12,943	$8,658	$12,302	$2,129	$2,563
Net Loss	(60,829)	(100,294)	(609,675)	(561,574)	(261,712)
Equity in (Loss) Income of Project Partnerships	(25,669)	(28,325)	796	(75,336)	(113,347)
Total Assets	218,357	250,905	295,574	872,011	1,398,676
Investments In Project Partnerships	64,697	97,267	136,408	672,563	1,159,544

Per Weighted Average
Limited Partnership Unit: (A)
Tax Credits	.00	.00	.00	.00	.00
Portfolio Income	1.57	2.97	6.24	9.28	8.75
Passive Loss	(58.86)	(98.97)	(89.39)	(79.58)	(91.68)
Net Loss	(12.33)	(21.65)	(119.69)	(110.24)	(51.38)

FOR THE YEARS ENDED MARCH 31,
SERIES 11	2011	2010	2009	2008	2007
Total Revenues	$3,607	$4,207	$2,182	$2,782	$3,382
Net Loss	(45,060)	(188,280)	(468,075)	(628,777)	(470,714)
Equity in Loss of Project Partnerships	(107,077)	(80,592)	(115,651)	(74,752)	(32,981)
Total Assets	602,148	621,840	782,534	1,220,597	1,821,412
Investments In Project Partnerships	245,863	411,872	536,485	935,152	1,505,978

Per Weighted Average
Limited Partnership Unit: (A)
Tax Credits	.00	.00	.00	.00	8.57
Portfolio Income	1.03	2.49	5.61	7.55	6.61
Passive Loss	(63.44)	(69.47)	(71.57)	(67.19)	(56.12)
Net Loss	(16.94)	(36.36)	(90.38)	(121.41)	(90.89)

FOR THE YEARS ENDED MARCH 31,
TOTAL SERIES 7 - 11	2011	2010	2009	2008	2007
Total Revenues	$80,687	$83,716	$69,273	$78,889	$55,051
Net Income (Loss)	267,695	(357,872)	(2,361,203)	(2,030,373)	(1,587,831)
Equity in Loss of Project Partnerships	(132,746)	(116,457)	(247,075)	(333,294)	(358,423)
Total Assets	1,964,395	1,502,364	1,748,215	3,870,585	5,562,603
Investments In Project Partnerships	310,560	593,156	785,889	2,481,155	3,898,239

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

Results of Operations

As more fully detailed in the Exit Strategy discussion included within this MD&A, all of the Project Partnerships have delivered their Tax Credits to Gateway and the Tax Credit compliance period has expired for all 133 of the Project Partnerships initially held.  Gateway is in the process of selling or disposing of its interests in Project Partnerships that have reached the end of their Tax Credit compliance period.  Net proceeds received from the sales are in turn distributed to the Limited Partners.  Once all Project Partnership interests have been sold or otherwise disposed of, Gateway will be liquidated.  The target date for liquidation of Gateway is on or before December 31, 2012, although there is no certainty, and it may not even be considered likely at this time, that all the activities necessary to occur as of such date will have transpired.

Distribution income arises from any cash distributions received from Project Partnerships which have a zero investment balance for financial reporting purposes.  Distribution income decreased 4% in fiscal year 2011 to $80,687, a decrease of $3,029 from the fiscal year 2010 distribution income of $83,716, which represented a $14,443 or 21% increase as compared to distribution income of $69,273 in fiscal year 2009.  The decrease in distribution income for the year ended March 31, 2011 is a result of a reduction in distribution payments to Gateway by the Project Partnerships.  The number of Project Partnerships with an investment balance decreased from 9 as of March 31, 2010 to 4 as of March 31, 2011.  The gross distributions received from Project Partnerships decreased from $114,268 for the year ended March 31, 2010 to $95,789 for the year ended March 31, 2011.  The increase in distribution income for the year ended March 31, 2010 is a result of fewer Project Partnerships with investment balances coupled with an increase of gross distributions received from Project Partnerships.

Gateway has no direct employees.  The General Partners have full and exclusive discretion in management and control of Gateway.  Total expenses of Gateway were $397,859 for the fiscal year ended March 31, 2011, a decrease of $275,542 as compared to the fiscal year 2010 total expenses of $673,401, which represented a $1,583,833 decrease in total expenses as compared to the fiscal year 2009 amount of $2,257,234.  Impairment expense represents a significant component of total expenses in fiscal year 2009.  Impairment expense is a non-cash charge that reflects a potential decline in the carrying value of Gateway’s interest in Project Partnerships.  Historically, Gateway has considered the residual value of the Project Partnerships as one key component of its estimate of the present value of Gateway’s interest in any of its Project Partnerships.  During fiscal year 2011, no impairment expense was recognized.  During fiscal years 2010 and 2009, impairment expense was recorded in the aggregate amount of $28,099 and $1,340,110, respectively.  Net of this impairment expense, expenses of Gateway decreased $247,443, or 38% in fiscal year 2011 versus fiscal year 2010.  The decrease in fiscal year 2011 results primarily from decreases in 1) asset management fees and general and administrative expenses - General Partner due to sales of Project Partnerships (Gateway ceases accruing Asset Management Fees and General and Administrative Expenses - General Partner for sold Project Partnerships) along with the cessation of accruals for general and administrative expenses - General Partner in Series 8 (beginning in fiscal year 2010), Series 7, 9 and 10 (beginning in March 2010) and Series 11 (beginning in October 2010); 2) amortization expense (resulting from the suspension of amortization due to Project Partnership investment balances reaching zero or the acquisition fees and expense being fully amortized).  The fiscal year 2010 expense represented a $271,822, or 30%, decrease from the fiscal year 2009 amount of $917,124 (net of impairment expense).

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

For the year ended March 31, 2011, Equity in Loss of Project Partnerships totaled $132,746 which represents a $16,289 increase as compared to the Equity in Loss of Project Partnerships for the year ended March 31, 2010 of $116,457.  For the year ended March 31, 2009, Equity in Loss of Project Partnerships totaled $247,075.  Equity in Loss of Project Partnerships increased for the year ended March 31, 2011 as compared to the year ended March 31, 2010 because of an increase in the losses from Project Partnerships with a positive investment balance.  Because Gateway utilizes the equity method of accounting for its Project Partnerships, income or losses from Project Partnerships with a zero investment balance are not recognized in the Statement of Operations.  For the year ended December 31, 2010 (Project Partnership financial information is reported on a three-month lag), Gateway’s share of the net loss was $2,197,029, of which $2,064,283 was suspended.  For the year ended December 31, 2009, Gateway’s share of the net loss was $2,478,314, of which $2,361,857 was suspended.  For the year ended December 31, 2008, Gateway’s share of the net loss was $2,548,187, of which $2,301,112 was suspended.  Typically, it is customary in the low-income housing Tax Credit industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  As the Project Partnership investments mature and the Investments in Project Partnership balances decrease over time, the losses from Project Partnerships recorded by Gateway decrease.

In fiscal year 2011, the Gain on Sale of Project Partnerships amounted to $717,489, an increase of $373,971 over the fiscal year 2010 amount of $343,518, which in turn was an increase of $299,744 from the fiscal year 2009 Gain on Sale of Project Partnerships amount of $43,774.  As more fully discussed herein, seven Project Partnership investments were sold during fiscal year 2010 as compared to nine in fiscal year 2010 and four in fiscal year 2009.  The amount of the gain or loss from the sale of a Project Partnership and the year in which it is recognized on the Statement of Operations is dependent upon the specifics related to each sale or disposition transaction.  Refer to the discussion of each Project Partnerships sold in the Exit Strategy section within this MD&A.

Interest income for the year ended March 31, 2011 of $124 represents a decrease of $4,628 or 97%, as compared to fiscal year 2010.  Interest income in fiscal year 2010 of $4,752 was a decrease of $25,307 or 84% as compared to the fiscal year 2009 interest income of $30,059.  The changes in interest income over the prior two fiscal years result primarily from the fluctuation of interest rates on short-term investments over that period, along with the maturation of several investments in securities over the same period.  Investments in Securities were $0 as of March 31, 2011 and decreased to $0 as of March 31, 2010 from $79,337 as of March 31, 2009.  This decrease was a result of the redemption of U.S. Treasury Security Strips in February 2010 and the reinvestment of these funds into cash and cash equivalents.  Interest income is generally one source of funds available to pay administrative costs of Gateway.

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

In total, Gateway reported a net loss of $267,695 from operations for the year ended March 31, 2011.  Cash and Cash Equivalents increased by $744,627.  Of the Cash and Cash Equivalents on hand as of March 31, 2011, $765,940 is payable to certain Series’ Limited Partners arising from the sale of Project Partnerships.  After consideration of these sales proceeds, Cash and Cash Equivalents increased $27,138 as compared to the prior year-end balances.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The financial performance of each respective Series is summarized as follows:

Series 7 - Gateway closed this series on October 16, 1992 after receiving $10,395,000 from 635 Limited Partner investors.  As of March 31, 2011, the Series had invested $4,648,444 in 25 Project Partnerships located in 8 states containing 737 apartment units.  Average occupancy of the Project Partnerships was 94% at December 31, 2010.

Equity in Loss of Project Partnerships was $0 in fiscal year 2011.  Equity in Income (Loss) of Project Partnerships decreased to $0 in fiscal year 2010 from income of $707 for fiscal year 2009.  As presented in Note 4, the Project Partnerships generated a loss for the years ended December 31, 2010, 2009 and 2008 of $548,804, $695,025 and $597,535 on Rental and other income of $4,434,943, $5,284,523 and $6,397,144, respectively.  Gateway’s share of the Project Partnerships’ net loss for the years ended December 31, 2010, 2009 and 2008 was $573,276, $701,101 and $617,777, of which $573,276, $701,101 and $618,484 were suspended, respectively.  If not suspended, these losses would have reduced the Investments in Project Partnerships below zero.  The suspended losses for the year ended December 31, 2008 of $618,484 exceed Gateway’s share of the total net loss of $617,777 because certain Project Partnerships with investment balances generated net income of $707.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $847,923, $1,008,239 and $1,277,049 for the years ended December 31, 2010, 2009 and 2008, respectively).  As a result, management expects that this Series, as well as the Series described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes.  Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  There was no impairment expense for the fiscal years ended March 31, 2011 or 2010.  For the fiscal year ended March 31, 2009, impairment expense of $183,299 was recognized.  Overall management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At March 31, 2011, the Series had $770,297 of short-term investments (Cash and Cash Equivalents).  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had net income of $473,439 for the year ended March 31, 2011.  However, after considering the changes in operating assets and liabilities, net cash used in operating activities was $87,434.  Cash provided by investing activities totaled $648,029 consisting of $22,635 in cash distributions from the Project Partnerships and $625,394 in net proceeds from the Sale of Project Partnerships (refer to the Exit Strategy section within this MD&A for more detailed discussion of these sales of Project Partnerships).

Series 8 - Gateway closed this Series on July 1, 1993 after receiving $9,980,000 from 664 Limited Partner investors.  As of March 31, 2011, the Series had invested $6,965,669 in 40 Project Partnerships located in 17 states containing 1,121 apartment units.  Average occupancy of the Project Partnerships was 92% at December 31, 2010.

Equity in Loss of Project Partnerships decreased to $0 in fiscal year 2011 from a loss of $2,631 for fiscal year 2010.  Equity in Loss of Project Partnerships decreased $42,608 to $2,631 in fiscal year 2010 as compared to $45,239 in fiscal year 2009.  As presented in Note 4, the Project Partnerships generated a loss for the years ended December 31, 2010, 2009 and 2008 of $723,487, $782,205 and $925,731 on Rental and other income of $6,793,755, $6,930,389 and $7,026,802, respectively.  Gateway’s share of the Project Partnerships’ net loss for the years ended December 31, 2010, 2009 and 2008 was $717,967, $777,837 and $921,647, of which $717,967, $775,206 and $876,408 were suspended, respectively.  If not suspended, these losses would have reduced the Investments in Project Partnerships below zero.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $1,420,237, $1,397,733 and $1,498,607 for the years ended December 31, 2010, 2009 and 2008, respectively).  Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  There was no impairment expense for the fiscal year ended March 31, 2011.  For the fiscal years ended March 31, 2010 and 2009, impairment expense of $8,681 and $221,243 was recognized, respectively.  Overall management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At March 31, 2011, the Series had $231,397 of short-term investments (Cash and Cash Equivalents).  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

As disclosed on the statement of cash flows, the Series had a net loss of $90,218 for the year ended March 31, 2011.  However, after considering the changes in operating assets and liabilities, net cash used in operating activities was $36,253.  Cash provided by investing activities totaled $28,662 consisting of $24,662 in cash distributions from the Project Partnerships and $4,000 in net proceeds from the Sale of Project Partnerships (refer to the Exit Strategy section within this MD&A for more detailed discussion of these sales of Project Partnerships).

Series 9 - Gateway closed this Series on September 30, 1993 after receiving $6,254,000 from 406 Limited Partner investors.  As of March 31, 2011, the Series had invested $4,599,313 in 22 Project Partnerships located in 10 states containing 584 apartment units.  Average occupancy of the Project Partnerships was 97% at December 31, 2010.

Equity in Loss of Project Partnerships decreased to $0 in fiscal year 2011 from a loss of $4,909 for fiscal year 2010.  Equity in Loss of Project Partnerships decreased $82,779 to $4,909 in fiscal year 2010 as compared to $87,688 in fiscal year 2009.  As presented in Note 4, the Project Partnerships generated a loss for the years ended December 31, 2010, 2009 and 2008 of $452,089, $552,678 and $540,476 on Rental and other income of $3,690,119, $3,633,336 and $3,756,581, respectively.  Gateway’s share of the Project Partnerships’ net loss for the years ended December 31, 2010, 2009 and 2008 was $447,568, $547,151 and $542,656, of which $447,568, $542,242 and $454,968 were suspended, respectively.  If not suspended, these losses would have reduced the Investments in Project Partnerships below zero.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $733,144, $747,222 and $790,640 for the years ended December 31, 2010, 2009 and 2008, respectively).  Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  There was no impairment expense for the fiscal years ended March 31, 2011 or 2010.  For the fiscal year ended March 31, 2009, impairment expense of $180,400 was recognized.  Overall management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At March 31, 2011, the Series had $142,196 of short-term investments (Cash and Cash Equivalents).  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $9,637 for the year ended March 31, 2011.  However, after considering the changes in operating assets and liabilities, net cash used in operating activities was $15,748.  Cash provided by investing activities totaled $61,032 consisting of $16,002 in cash distributions from the Project Partnerships and $45,030 in net proceeds from the Sale of Project Partnerships (refer to the Exit Strategy section within this MD&A for more detailed discussion of this sale of Project Partnership).

Series 10 - Gateway closed this Series on January 21, 1994 after receiving $5,043,000 from 325 Limited Partner investors.  As of March 31, 2011, the Series had invested $3,716,106 in 14 Project Partnerships located in 9 states containing 385 apartment units.  Average occupancy of the Project Partnerships was 97% at December 31, 2010.

Equity in Loss of Project Partnerships decreased $2,656 to $25,669 in fiscal year 2011 as compared to $28,325 in fiscal year 2010.  Equity in (Loss) Income of Project Partnerships decreased $29,121 to a loss of $28,325 in fiscal year 2010 as compared to income of $796 for fiscal year 2009.  As presented in Note 4, the Project Partnerships generated a loss for the years ended December 31, 2010, 2009 and 2008 of $144,571, $201,549 and $169,201 on Rental and other income of $2,307,400, $2,239,370 and $2,397,697, respectively.  Gateway’s share of the Project Partnerships’ net loss for the years ended December 31, 2010, 2009 and 2008 was $163,491, $211,172 and $170,536, of which $137,822, $182,847 and $171,332 were suspended, respectively.  If not suspended, these losses would have reduced the Investments in Project Partnerships below zero.  The suspended losses for the year ended December 31, 2008 of $171,332 exceed Gateway’s share of the total net loss of $170,536 because certain Project Partnerships with investment balances generated net income of $796.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $439,674, $439,815 and $486,635 for the years ended December 31, 2010, 2009 and 2008, respectively).  Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  There was no impairment expense for the fiscal year ended March 31, 2011 or 2010.  For the fiscal year ended March 31, 2009, impairment expense of $506,918 was recognized.  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

At March 31, 2011, the Series had $153,660 of short-term investments (Cash and Cash Equivalents).  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $60,829 for the year ended March 31, 2011.  However, after considering the Equity in Loss of Project Partnerships of $25,669 and the changes in operating assets and liabilities, net cash used in operating activities was $21,822.  Cash provided by investing activities totaled $21,844 consisting of $19,844 in cash distributions from the Project Partnerships and $2,000 in net proceeds from the Sale of Project Partnerships (refer to the Exit Strategy section within this MD&A for more detailed discussion of this sale of Project Partnership).

Series 11 - Gateway closed this Series on April 29, 1994 after receiving $5,127,000 from 330 Limited Partner investors.  As of March 31, 2011 the Series had invested $3,832,294 in 11 Project Partnerships located in 6 states containing 329 apartment units.  Average occupancy of the Project Partnerships was 91% at December 31, 2010.

Equity in Loss of Project Partnerships increased $26,485 to $107,077 in fiscal year 2011 as compared to $80,592 in fiscal year 2010.  Equity in Loss of Project Partnerships decreased $35,059 to $80,592 in fiscal year 2010 as compared to $115,651 in fiscal year 2009.  As presented in Note 4, the Project Partnerships generated a loss for the years ended December 31, 2010, 2009 and 2008 of $307,670, $246,604 and $279,740 on Rental and other income of $2,263,577, $2,231,664 and $2,161,398, respectively.  Gateway’s share of the Project Partnerships’ net loss for the years ended December 31, 2010, 2009 and 2008 was $294,727, $241,053 and $295,571, of which $187,650, $160,461 and $179,920 were suspended, respectively.  If not suspended, these losses would have reduced the Investments in Project Partnerships below zero.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $525,157, $525,030 and $523,527 for the years ended December 31, 2010, 2009 and 2008, respectively).  Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  There was no impairment expense for the fiscal year ended March 31, 2011  For the fiscal years ended March 31, 2010 and 2009, impairment expense of $19,418 and $248,250 was recognized, respectively.  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At March 31, 2011, the Series had $356,285 of short-term investments (Cash and Cash Equivalents).  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $45,060 for the year ended March 31, 2011.  However, after considering the Equity in Loss of Project Partnerships of $107,077 and the changes in operating assets and liabilities, net cash used in operating activities was $41,996.  Cash provided by investing activities totaled $188,313 consisting of $12,646 in cash distributions from the Project Partnerships and $175,667 in net proceeds from the Sale of Project Partnerships (refer to the Exit Strategy section within this MD&A for more detailed discussion of this sale of Project Partnership).

Critical Accounting Estimates

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss.  Gateway did not recognize any impairment expense for the year ended March 31, 2011.  Impairment expense for the year ended March 31, 2010 totaled $28,099, comprised of $8,681 in Series 8 and $19,418 in Series 11.  Impairment expense for the year ended March 31, 2009 totaled $1,340,110, comprised of $183,299 in Series 7, $221,243 in Series 8, $180,400 in Series 9, $506,918 in Series 10, and $248,250 in Series 11.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Recent Accounting Changes

In June 2009, the FASB issued amendments to the consolidation guidance applicable to variable interest entities which Gateway adopted effective April 1, 2010.  The amendments had no impact on its financial statements for the year-ended March 31, 2011.

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

As of March 31, 2011, Gateway holds a limited partner interest in 112 Project Partnerships which own and operate government assisted multi-family housing complexes.  Gateway at one time held investments in 133 Project Partnerships.  As of December 31, 2010, all of the Project Partnerships had reached the end of their Tax Credit compliance period.  As of March 31, 2011, 21 of the Project Partnerships have been sold (14 in Series 7, 3 in Series 8, 2 in Series 9, 1 in Series 10 and 1 in Series 11) and, in accordance with the Gateway partnership agreement, the entire net proceeds received from these sales either have been or will be distributed to the Limited Partners of the respective Series.  A summary of the sale transactions for the Project Partnerships disposed during the past three fiscal years are summarized below:

Fiscal Year 2011 Disposition Activity:

Series 7

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
August 2010	Pioneer Apartments, L.P.	$157,949	$15.19	$157,949
December 2010	Lake Village Apartments	65,124	6.27	65,124
December 2010	Savannah Park of Atoka	65,125	6.27	65,125
December 2010	Savannah Park of Coalgate	65,125	6.27	65,125
December 2010	Cardinal Apartments	272,071	26.17	187,362
				$540,685

The net proceeds per LP unit from the sale of Pioneer Apartments, Lake Village Apartments, Savannah Park of Atoka, Savannah Park of Coalgate and Cardinal Apartments are a component of the Distribution Payable on the Balance Sheet as of March 31, 2011.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 7 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Series 8

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
	Other, net (see below)	$-	$-	$4,000
				$4,000

Gateway recognized an additional gain on sale of Project Partnerships in the amount of $4,000 resulting from the true-up of certain legal and other sale transaction closing expenses arising from Project Partnership sale transactions which closed in the prior fiscal year.  This amount, less the applicable state tax withholding, will be distributed to the Series 8 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

Series 9

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
September 2010	Stilwell Properties III	$43,030	$6.88	$43,030
	Other, net (see below)	-	-	2,000
				$45,030

The net proceeds per LP unit from the sale of Stilwell Properties III is a component of the Distribution Payable on the Balance Sheet as of March 31, 2011.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 9 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

Gateway recognized an additional gain on sale of Project Partnerships in the amount of $2,000 resulting from the true-up of certain legal and other sale transaction closing expenses arising from a Project Partnership sale transaction which closed in the prior fiscal year.  This amount, less the applicable state tax withholding, will be distributed to the Series 9 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

Series 10

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
	Other, net (see below)	$-	$-	$2,000
				$2,000

Gateway recognized an additional gain on sale of Project Partnerships in the amount of $2,000 resulting from the true-up of certain legal and other sale transaction closing expenses arising from a Project Partnership sale transaction which closed in the prior fiscal year.  This amount, less the applicable state tax withholding, will be distributed to the Series 10 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

Series 11

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
December 2010	Cardinal Apartments	$175,667	$34.26	$125,774
				$125,774

The net proceeds per LP unit from the sale of Cardinal Apartments is a component of the Distribution Payable on the Balance Sheet as of March 31, 2011.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 11 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Fiscal Year 2010 Disposition Activity:

Series 7

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
August 2009	Mountain City Manor	$36,860	$3.54	$38,190
August 2009	Tazewell Village	41,290	3.97	42,620
August 2009	Jamestown Village	36,450	3.51	37,864
August 2009	Clinch View Manor	134,400	12.93	135,814
May 2009	Spring Creek Apartments II LP	46,520	4.48	46,030
				$300,518

The net proceeds per LP unit from the sale of Mountain City Manor, Tazewell Village, Jamestown Village, Clinch View Manor, and Spring Creek Apartments II LP were distributed to the Series 7 Limited Partners in September 2009.

Series 8

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
January 2010	South Brenchley	$13,000	$1.30	$13,000
January 2010	Cimmaron Station	10,000	1.00	10,000
				$23,000
The net proceeds per LP unit from the sale of South Brenchely and Cimmaron Station are a component of the Distribution Payable on the Balance Sheet as of March 31, 2010.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 8 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

Series 9

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
January 2010	Mountain Glen	$10,000	$1.59	$10,000
				$10,000

The net proceeds per LP unit from the sale of Mountain Glen are a component of the Distribution Payable on the Balance Sheet as of March 31, 2010.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 9 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

Series 10

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
January 2010	Redstone	$10,000	$1.98	$10,000
				$10,000

The net proceeds per LP unit from the sale of Redstone are a component of the Distribution Payable on the Balance Sheet as of March 31, 2010.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 10 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Fiscal Year 2009 Disposition Activity:

Series 7

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
September 2008	Cedar Hollow Apartments	$9,741	$0.94	$9,741
September 2008	Sunrise I Apartments	14,741	1.42	14,741
September 2008	Burbank Apartments	9,502	0.91	9,502
September 2008	Walnut Apartments	9,441	0.91	9,441
				$43,425

The net proceeds per LP unit from the sale of Cedar Hollow Apartments, Sunrise I Apartments, Burbank Apartments, and Walnut Apartments were distributed to the Series 7 Limited Partners in December 2008.

Series 8

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
	Other, net (see below)	$-	$-	$349
				$349

Gateway recognized an additional gain on sale of Project Partnerships in the amount of $349 resulting from the true-up of certain legal and other sale transaction closing expenses arising from a Project Partnership sale transaction which closed in the prior fiscal year.  This amount, less the applicable state tax withholding, will be distributed to the Series 8 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

Status Update on Unsold Project Partnerships:

The following summarizes the most recent status of the sale/disposal process for the Project Partnership investments held as of March 31, 2011:

Project Partnerships sold subsequent to March 31, 2011:

Series 7

Blue Ridge Elderly Housing, Ltd., L.P.	Lakeland II, L.P.
Meadow Run Apartments, L.P.	Mt. Vernon Rental Housing, L.P.

Subsequent to the March 31, 2011 year-end, Gateway sold its partnership interests in Blue Ridge Elderly Housing, Ltd., L.P., Lakeland II, L.P. Meadow Run Apartments, L.P., and Mt. Vernon Rental Housing, L.P.  Gateway received approximately $114,400 in net proceeds (approximately $11.01 per beneficial assignee certificate) which also approximates the gain on sale of Project Partnerships.  The gain will be recognized in the first quarter of fiscal year 2012 and available proceeds from these sale transactions, less the applicable state tax withholding, will be distributed to the Series 7 Assignees in a subsequent period at such time that state withholding tax liabilities have been settled.

Series 8

Cottondale Rental Housing, L.P.

Subsequent to the March 31, 2011 year-end, Gateway sold its partnership interests in Cottondale Rental Housing, L.P.  Gateway received approximately $20,000 in net proceeds (approximately $2.00 per beneficial assignee certificate) which also approximates the gain on sale of Project Partnerships.  The gain will be recognized in the first quarter of fiscal year 2012 and available proceeds from this sale transaction, less the applicable state tax withholding, will be distributed to the Series 8 Assignees in a subsequent period at such time that state withholding tax liabilities have been settled.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Series 9

Arbor Trace Apartments Phase I L.P.	Arbor Trace Apartments Phase II L.P.

Subsequent to the March 31, 2011 year-end, Gateway sold its partnership interests in Arbor Trace Apartments Phase I L.P. and Arbor Trace Apartments Phase II L.P.  Gateway received approximately $52,800 in net proceeds (approximately $8.44 per beneficial assignee certificate) which also approximates the gain on sale of Project Partnerships.  The gain will be recognized in the first quarter of fiscal year 2012 and available proceeds from these sale transactions, less the applicable state tax withholding, will be distributed to the Series 9 Assignees in a subsequent period at such time that state withholding tax liabilities have been settled.

Gateway has approved the sale to the general partner of the Project Partnership or a third party:

Series 8

Antlers Properties	Logan Heights, Ltd.
AAA Properties of Bentonville	Meadowview Properties Limited Partnership
Concordia Senior Housing, L.P.	Mountainburg Properties
Kirksville Senior Apartments, Limited Partnership	Wetumka Properties

These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amounts as approved by Gateway, should all the transactions close without modification, the estimated net proceeds to Gateway from the sales of these Project Partnerships are estimated to be $572,000, or $57.31 per limited partnership unit.  Sales proceeds would be available for distribution, less the applicable state tax withholding, to the Series 8 Limited Partners in a period subsequent to the closing of these sales transactions which would most likely occur within the next two years.

Series 9

Abernathy Properties	Jay Properties II
Boxwood Place Properties	Lamar Properties, L.P.

These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amounts as approved by Gateway, should all the transactions close without modification, the estimated net proceeds to Gateway from the sales of these Project Partnerships are estimated to be $260,000, or $41.57 per limited partnership unit.  Sales proceeds would be available for distribution, less the applicable state tax withholding, to the Series 9 Limited Partners in a period subsequent to the closing of these sales transactions which would most likely occur within the next two years.

Series 10

Stigler Properties

This approval is subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sale amount as approved by Gateway, should the transaction close without modification, the estimated net proceeds to Gateway from the sale of this Project Partnership is estimated to be $54,000, or $10.71 per limited partnership unit.  Sales proceeds would be available for distribution, less the applicable state tax withholding, to the Series 10 Limited Partners in a period subsequent to the closing of this sales transaction which would most likely occur within the next two years.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Disclosure of Contractual Obligations

		Payment due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years

Long-Term Debt Obligations
Capital Lease Obligations
Operating Lease Obligations
Purchase Obligations
Other Liabilities Reflected on the
Registrant’s Balance Sheet under GAAP	$3,558,251 (1)	275,799	3,282,452	-	-

(1)  The Other Liabilities represent the asset management fees and other general and administrative expense reimbursements owed to the General Partners as of March 31, 2011.  This payable is unsecured, due on demand and, in accordance with the limited partnership agreement, non-interest bearing.  As referred to in Note 3, the Managing General Partner does not intend to demand payment of the portion of this balance reflected as due later than one year within the next twelve months.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, no information is required.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Gateway Tax Credit Fund III Ltd.

We have audited the accompanying balance sheets of Gateway Tax Credit Fund III Ltd. (a Florida Limited Partnership) - Series 7 through 11, in total and for each series, as of March 31, 2011 and 2010, and the related statements of operations, partners’ equity (deficit), and cash flows for the total partnership and for each of the series for each of the years in the three-year period ended March 31, 2011.  Gateway’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gateway Tax Credit Fund III Ltd. - Series 7 through 11, in total and for each series, as of March 31, 2011 and 2010, and the results of its operations and its cash flows for the total partnership and for each of the series for each of the years in the three-year period ended March 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Reznick Group, P.C.
REZNICK GROUP, P.C.

Atlanta, Georgia
July 1, 2011

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

BALANCE SHEETS

	SERIES 7		SERIES 8		SERIES 9
	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010	2011	2010
ASSETS
Current Assets:
Cash and Cash Equivalents	$770,297	$209,702	$231,397	$238,988	$142,196	$96,912
Total Current Assets	770,297	209,702	231,397	238,988	142,196	96,912

Investments in Project Partnerships, net	-	84,017	-	-	-	-

Total Assets	$770,297	$293,719	$231,397	$238,988	$142,196	$96,912

LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
Payable to General Partners	$6,174	$105,464	$183,126	$215,965	$55,327	$66,214
Distribution Payable	545,751	5,066	27,385	23,385	55,030	10,000

Total Current Liabilities	551,925	110,530	210,511	239,350	110,357	76,214

Long-Term Liabilities:
Payable to General Partners	1,065,589	963,160	1,150,230	1,034,764	690,195	624,387

Partners' (Deficit) Equity:
Limited Partners - 10,395, 9,980, and 6,254
units for Series 7, 8, and 9, respectively,
at March 31, 2011 and 2010	(854,401)	(782,420)	(1,125,775)	(1,028,499)	(651,966)	(552,816)
General Partners	7,184	2,449	(3,569)	(6,627)	(6,390)	(50,873)

Total Partners' Deficit	(847,217)	(779,971)	(1,129,344)	(1,035,126)	(658,356)	(603,689)

Total Liabilities and Partners' Deficit	$770,297	$293,719	$231,397	$238,988	$142,196	$96,912

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

BALANCE SHEETS

	SERIES 10		SERIES 11		TOTAL SERIES 7 - 11
	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010	2011	2010
ASSETS
Current Assets:
Cash and Cash Equivalents	$153,660	$153,638	$356,285	$209,968	$1,653,835	$909,208
Total Current Assets	153,660	153,638	356,285	209,968	1,653,835	909,208

Investments in Project Partnerships, net	64,697	97,267	245,863	411,872	310,560	593,156

Total Assets	$218,357	$250,905	$602,148	$621,840	$1,964,395	$1,502,364

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Current Liabilities:
Payable to General Partners	$27,005	$54,975	$4,167	$14,511	$275,799	$457,129
Distribution Payable	12,000	10,000	125,774	-	765,940	48,451

Total Current Liabilities	39,005	64,975	129,941	14,511	1,041,739	505,580

Long-Term Liabilities:
Payable to General Partners	235,562	179,311	140,876	105,164	3,282,452	2,906,786

Partners' (Deficit) Equity:
Limited Partners - 5,043 and 5,127 units
for Series 10 and 11, respectively, at
March 31, 2011 and 2010	(23,468)	40,732	330,500	543,134	(2,325,110)	(1,779,869)
General Partners	(32,742)	(34,113)	831	(40,969)	(34,686)	(130,133)

Total Partners' (Deficit) Equity	(56,210)	6,619	331,331	502,165	(2,359,796)	(1,910,002)

Total Liabilities and Partners' Equity (Deficit)	$218,357	$250,905	$602,148	$621,840	$1,964,395	$1,502,364

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2011, 2010 AND 2009

	SERIES 7			SERIES 8
	2011	2010	2009	2011	2010	2009
Revenues:
Distribution Income	$23,473	$31,189	$26,416	$24,662	$23,800	$18,335
Total Revenues	23,473	31,189	26,416	24,662	23,800	18,335

Expenses:
Asset Management Fee - General Partner	57,429	67,188	80,024	80,466	85,780	86,288
General and Administrative:
General Partner	-	82,933	114,225	-	-	130,191
Other	33,183	38,336	42,989	38,442	40,376	45,703
Amortization	146	291	5,014	-	1,156	11,073
Impairment Loss on Investment in Project Partnerships	-	-	183,299	-	8,681	221,243

Total Expenses	90,758	188,748	425,551	118,908	135,993	494,498

Loss Before Equity in Income (Loss) of Project Partnerships
and Other Income	(67,285)	(157,559)	(399,135)	(94,246)	(112,193)	(476,163)
Equity in Income (Loss) of Project Partnerships	-	-	707	-	(2,631)	(45,239)
Gain on Sale of Project Partnerships	540,685	300,518	43,425	4,000	23,000	349
Interest Income	39	26	5,922	28	22	3,637

Net Income (Loss)	$473,439	$142,985	$(349,081)	$(90,218)	$(91,802)	$(517,416)

Allocation of Net Income (Loss):
Limited Partners	$468,704	$86,459	$(388,581)	$(93,276)	$(113,654)	$(512,587)
General Partners	4,735	56,526	39,500	3,058	21,852	(4,829)

	$473,439	$142,985	$(349,081)	$(90,218)	$(91,802)	$(517,416)

Net Income (Loss) Per Limited Partnership Unit	$45.09	$8.32	$(37.38)	$(9.35)	$(11.39)	$(51.36)

Number of Limited Partnership Units Outstanding	10,395	10,395	10,395	9,980	9,980	9,980

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2011, 2010 AND 2009

	SERIES 9			SERIES 10
	2011	2010	2009	2011	2010	2009
Revenues:
Distribution Income	$16,002	$15,862	$10,038	$12,943	$8,658	$12,302
Total Revenues	16,002	15,862	10,038	12,943	8,658	12,302

Expenses:
Asset Management Fee - General Partner	45,797	48,589	48,840	31,251	33,424	33,584
General and Administrative:
General Partner	-	62,259	74,395	-	38,620	46,497
Other	24,886	27,603	30,605	18,870	19,824	21,098
Amortization	-	2,993	10,045	-	667	20,914
Impairment Loss on Investment in Project Partnerships	-	-	180,400	-	-	506,918

Total Expenses	70,683	141,444	344,285	50,121	92,535	629,011

Loss Before Equity in (Loss) Income of Project Partnerships
and Other Income	(54,681)	(125,582)	(334,247)	(37,178)	(83,877)	(616,709)
Equity in (Loss) Income of Project Partnerships	-	(4,909)	(87,688)	(25,669)	(28,325)	796
Gain on Sale of Project Partnerships	45,030	10,000	-	2,000	10,000	-
Interest Income	14	10	4,979	18	1,908	6,238

Net Loss	$(9,637)	$(120,481)	$(416,956)	$(60,829)	$(100,294)	$(609,675)

Allocation of Net (Loss) Income
Limited Partners	$(54,120)	$(129,176)	$(412,786)	$(62,200)	$(109,191)	$(603,578)
General Partners	44,483	8,695	(4,170)	1,371	8,897	(6,097)

	$(9,637)	$(120,481)	$(416,956)	$(60,829)	$(100,294)	$(609,675)

Net Loss Per Limited Partnership Unit	$(8.65)	$(20.65)	$(66.00)	$(12.33)	$(21.65)	$(119.69)

Number of Limited Partnership Units Outstanding	6,254	6,254	6,254	5,043	5,043	5,043

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2011, 2010 AND 2009

	SERIES 11			TOTAL SERIES 7 - 11
	2011	2010	2009	2011	2010	2009
Revenues:
Distribution Income	$3,607	$4,207	$2,182	$80,687	$83,716	$69,273
Total Revenues	3,607	4,207	2,182	80,687	83,716	69,273

Expenses:
Asset Management Fee - General Partner	27,711	28,124	28,352	242,654	263,105	277,088
General and Administrative:
General Partner	20,774	34,766	37,198	20,774	218,578	402,506
Other	18,904	19,855	21,108	134,285	145,994	161,503
Amortization	-	12,518	28,981	146	17,625	76,027
Impairment Loss on Investment in Project Partnerships	-	19,418	248,250	-	28,099	1,340,110

Total Expenses	67,389	114,681	363,889	397,859	673,401	2,257,234

Loss Before Equity in Loss of Project Partnerships
and Other Income	(63,782)	(110,474)	(361,707)	(317,172)	(589,685)	(2,187,961)
Equity in Loss of Project Partnerships	(107,077)	(80,592)	(115,651)	(132,746)	(116,457)	(247,075)
Gain on Sale of Project Partnerships	125,774	-	-	717,489	343,518	43,774
Interest Income	25	2,786	9,283	124	4,752	30,059

Net (Loss) Income	$(45,060)	$(188,280)	$(468,075)	$267,695	$(357,872)	$(2,361,203)

Allocation of Net (Loss) Income:
Limited Partners	$(86,860)	$(186,397)	$(463,394)	$172,248	$(451,959)	$(2,380,926)
General Partners	41,800	(1,883)	(4,681)	95,447	94,087	19,723

	$(45,060)	$(188,280)	$(468,075)	$267,695	$(357,872)	$(2,361,203)

Net Loss Per Limited Partnership Unit	$(16.94)	$(36.36)	$(90.38)

Number of Limited Partnership Units Outstanding	5,127	5,127	5,127

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2011, 2010 AND 2009

	SERIES 7			SERIES 8
	Limited	General		Limited	General
	Partners	Partners	Total	Partners	Partners	Total

Balance at March 31, 2008	$(136,355)	$(93,577)	$(229,932)	$(378,909)	$(23,650)	$(402,559)

Net (Loss) Income	(388,581)	39,500	(349,081)	(512,587)	(4,829)	(517,416)

Distributions	(43,425)	-	(43,425)	(349)	-	(349)

Balance at March 31, 2009	(568,361)	(54,077)	(622,438)	(891,845)	(28,479)	(920,324)

Net Income (Loss)	86,459	56,526	142,985	(113,654)	21,852	(91,802)

Distributions	(300,518)	-	(300,518)	(23,000)	-	(23,000)

Balance at March 31, 2010	(782,420)	2,449	(779,971)	(1,028,499)	(6,627)	(1,035,126)

Net Income (Loss)	468,704	4,735	473,439	(93,276)	3,058	(90,218)

Distributions	(540,685)	-	(540,685)	(4,000)	-	(4,000)

Balance at March 31, 2011	$(854,401)	$7,184	$(847,217)	$(1,125,775)	$(3,569)	$(1,129,344)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2011, 2010 AND 2009

	SERIES 9			SERIES 10
	Limited	General		Limited	General
	Partners	Partners	Total	Partners	Partners	Total

Balance at March 31, 2008	$(854)	$(55,398)	$(56,252)	$763,501	$(36,913)	$726,588

Net Loss	(412,786)	(4,170)	(416,956)	(603,578)	(6,097)	(609,675)

Balance at March 31, 2009	(413,640)	(59,568)	(473,208)	159,923	(43,010)	116,913

Net (Loss) Income	(129,176)	8,695	(120,481)	(109,191)	8,897	(100,294)

Distributions	(10,000)	-	(10,000)	(10,000)	-	(10,000)

Balance at March 31, 2010	(552,816)	(50,873)	(603,689)	40,732	(34,113)	6,619

Net (Loss) Income	(54,120)	44,483	(9,637)	(62,200)	1,371	(60,829)

Distributions	(45,030)	-	(45,030)	(2,000)	-	(2,000)

Balance at March 31, 2011	$(651,966)	$(6,390)	$(658,356)	$(23,468)	$(32,742)	$(56,210)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2011, 2010 AND 2009

	SERIES 11			TOTAL SERIES 7 - 11
	Limited	General		Limited	General
	Partners	Partners	Total	Partners	Partners	Total

Balance at March 31, 2008	$1,192,925	$(34,405)	$1,158,520	$1,440,308	$(243,943)	$1,196,365

Net (Loss) Income	(463,394)	(4,681)	(468,075)	(2,380,926)	19,723	(2,361,203)

Distributions	-	-	-	(43,774)	-	(43,774)

Balance at March 31, 2009	729,531	(39,086)	690,445	(984,392)	(224,220)	(1,208,612)

Net (Loss) Income	(186,397)	(1,883)	(188,280)	(451,959)	94,087	(357,872)

Distributions	-	-	-	(343,518)	-	(343,518)

Balance at March 31, 2010	543,134	(40,969)	502,165	(1,779,869)	(130,133)	(1,910,002)

Net (Loss) Income	(86,860)	41,800	(45,060)	172,248	95,447	267,695

Distributions	(125,774)	-	(125,774)	(717,489)	-	(717,489)

Balance at March 31, 2011	$330,500	$831	$331,331	$(2,325,110)	$(34,686)	$(2,359,796)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2011, 2010 AND 2009

	SERIES 7
	2011	2010	2009
Cash Flows from Operating Activities:
Net Income (Loss)	$473,439	$142,985	$(349,081)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Amortization	146	291	5,014
Impairment Loss on Investment in Project Partnerships	-	-	183,299
Discount on Investment in Securities	-	-	(1,592)
Equity in Income of Project Partnerships	-	-	(707)
Gain on Sale of Project Partnerships	(540,685)	(300,518)	(43,425)
Distribution Income	(23,473)	(31,189)	(26,416)
Changes in Operating Assets and Liabilities:
Decrease in Interest Receivable	-	-	2,577
Decrease in Receivable - Other	-	-	696
Increase in Payable to General Partners	3,139	111,089	77,527
Net Cash Used in Operating Activities	(87,434)	(77,342)	(152,108)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	22,635	35,189	34,648
Net Proceeds from Sale of Project Partnerships	625,394	300,518	43,425
Redemption of Investment Securities	-	-	362,000
Purchase of Investment Securities	-	-	(160,337)
Net Cash Provided by Investing Activities	648,029	335,707	279,736

Cash Flows from Financing Activities:
Distributions Paid to Limited Partners	-	(295,530)	(43,347)
Net Cash Used in Financing Activities	-	(295,530)	(43,347)

Increase (Decrease) in Cash and Cash Equivalents	560,595	(37,165)	84,281
Cash and Cash Equivalents at Beginning of Year	209,702	246,867	162,586

Cash and Cash Equivalents at End of Year	$770,297	$209,702	$246,867

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$540,685	$-	$-
Distribution to Limited Partners	(540,685)	-	-
	$-	$-	$-

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2011, 2010 AND 2009

	SERIES 8
	2011	2010	2009
Cash Flows from Operating Activities:
Net Loss	$(90,218)	$(91,802)	$(517,416)
Adjustments to Reconcile Net Loss to Net Cash (Used in) Provided by Operating Activities:
Amortization	-	1,156	11,073
Impairment Loss on Investment in Project Partnerships	-	8,681	221,243
Discount on Investment in Securities	-	-	(804)
Equity in Loss of Project Partnerships	-	2,631	45,239
Gain on Sale of Project Partnerships	(4,000)	(23,000)	(349)
Distribution Income	(24,662)	(23,800)	(18,335)
Changes in Operating Assets and Liabilities:
Decrease in Interest Receivable	-	-	966
Increase in Payable to General Partners	82,627	129,865	161,182
Net Cash (Used in) Provided by Operating Activities	(36,253)	3,731	(97,201)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	24,662	26,339	22,305
Net Proceeds from Sale of Project Partnerships	4,000	23,000	349
Redemption of Investment Securities	-	-	156,000
Purchase of Investment Securities	-	-	(80,169)
Net Cash Provided by Investing Activities	28,662	49,339	98,485

Cash Flows from Financing Activities:
Distributions Paid to Limited Partners	-	-	(67,964)
Net Cash Used in Financing Activities	-	-	(67,964)

(Decrease) Increase in Cash and Cash Equivalents	(7,591)	53,070	(66,680)
Cash and Cash Equivalents at Beginning of Year	238,988	185,918	252,598

Cash and Cash Equivalents at End of Year	$231,397	$238,988	$185,918

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$4,000	$23,000	$-
Distribution to Limited Partners	(4,000)	(23,000)	-
	$-	$-	$-

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2011, 2010 AND 2009

	SERIES 9
	2011	2010	2009
Cash Flows from Operating Activities:
Net Loss	$(9,637)	$(120,481)	$(416,956)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization	-	2,993	10,045
Impairment Loss on Investment in Project Partnerships	-	-	180,400
Accreted Interest Income on Investment in Securities	-	-	(2,552)
Discount on Investment in Securities	-	-	(325)
Equity in Loss of Project Partnerships	-	4,909	87,688
Gain on Sale of Project Partnerships	(45,030)	(10,000)	-
Distribution Income	(16,002)	(15,862)	(10,038)
Changes in Operating Assets and Liabilities:
Decrease in Interest Receivable	-	-	1,288
Increase in Payable to General Partners	54,921	83,386	48,185
Net Cash Used in Operating Activities	(15,748)	(55,055)	(102,265)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	16,002	17,641	14,985
Net Proceeds from Sale of Project Partnerships	45,030	10,000	-
Redemption of Investment Securities	-	-	182,000
Purchase of Investment Securities	-	-	(34,641)
Net Cash Provided by Investing Activities	61,032	27,641	162,344

Increase (Decrease) in Cash and Cash Equivalents	45,284	(27,414)	60,079
Cash and Cash Equivalents at Beginning of Year	96,912	124,326	64,247

Cash and Cash Equivalents at End of Year	$142,196	$96,912	$124,326

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$45,030	$10,000	$-
Distribution to Limited Partners	(45,030)	(10,000)	-
	$-	$-	$-

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2011, 2010 AND 2009

	SERIES 10
	2011	2010	2009
Cash Flows from Operating Activities:
Net Loss	$(60,829)	$(100,294)	$(609,675)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization	-	667	20,914
Impairment Loss on Investment in Project Partnerships	-	-	506,918
Accreted Interest Income on Investment in Securities	-	(1,896)	(4,367)
Discount on Investment in Securities	-	-	(495)
Equity in Loss (Income) of Project Partnerships	25,669	28,325	(796)
Gain on Sale of Project Partnerships	(2,000)	(10,000)	-
Distribution Income	(12,943)	(8,658)	(12,302)
Changes in Operating Assets and Liabilities:
Decrease in Interest Receivable	-	-	644
Increase in Payable to General Partners	28,281	55,625	33,238
Net Cash Used in Operating Activities	(21,822)	(36,231)	(65,921)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	19,844	18,807	21,421
Net Proceeds from Sale of Project Partnerships	2,000	10,000	-
Redemption of Investment Securities	-	40,000	136,000
Purchase of Investment Securities	-	-	(49,487)
Net Cash Provided by Investing Activities	21,844	68,807	107,934

Increase in Cash and Cash Equivalents	22	32,576	42,013
Cash and Cash Equivalents at Beginning of Year	153,638	121,062	79,049

Cash and Cash Equivalents at End of Year	$153,660	$153,638	$121,062

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$2,000	$10,000	$-
Distribution to Limited Partners	(2,000)	(10,000)	-
	$-	$-	$-

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2011, 2010 AND 2009

	SERIES 11
	2011	2010	2009
Cash Flows from Operating Activities:
Net Loss	$(45,060)	$(188,280)	$(468,075)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization	-	12,518	28,981
Impairment Loss on Investment in Project Partnerships	-	19,418	248,250
Accreted Interest Income on Investment in Securities	-	(2,767)	(5,622)
Discount on Investment in Securities	-	-	(1,300)
Equity in Loss of Project Partnerships	107,077	80,592	115,651
Gain on Sale of Project Partnerships	(125,774)	-	-
Distribution Income	(3,607)	(4,207)	(2,182)
Changes in Operating Assets and Liabilities:
Decrease in Interest Receivable	-	-	1,610
Increase in Payable to General Partners	25,368	27,586	30,012
Net Cash Used in Operating Activities	(41,996)	(55,140)	(52,675)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	12,646	16,292	7,967
Net Proceeds from Sale of Project Partnerships	175,667	-	-
Redemption of Investment Securities	-	44,000	298,000
Purchase of Investment Securities	-	-	(129,655)
Net Cash Provided by Investing Activities	188,313	60,292	176,312

Increase in Cash and Cash Equivalents	146,317	5,152	123,637
Cash and Cash Equivalents at Beginning of Year	209,968	204,816	81,179

Cash and Cash Equivalents at End of Year	$356,285	$209,968	$204,816

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$125,774	$-	$-
Distribution to Limited Partners	(125,774)	-	-
	$-	$-	$-

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2011, 2010 AND 2009

	TOTAL SERIES 7 - 11
	2011	2010	2009
Cash Flows from Operating Activities:
Net Income (Loss)	$267,695	$(357,872)	$(2,361,203)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Amortization	146	17,625	76,027
Impairment Loss on Investment in Project Partnerships	-	28,099	1,340,110
Accreted Interest Income on Investment in Securities	-	(4,663)	(12,541)
Discount on Investment in Securities	-	-	(4,516)
Equity in Loss of Project Partnerships	132,746	116,457	247,075
Gain on Sale of Project Partnerships	(717,489)	(343,518)	(43,774)
Distribution Income	(80,687)	(83,716)	(69,273)
Changes in Operating Assets and Liabilities:
Decrease in Interest Receivable	-	-	7,085
Decrease in Receivable - Other	-	-	696
Increase in Payable to General Partners	194,336	407,551	350,144
Net Cash Used in Operating Activities	(203,253)	(220,037)	(470,170)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	95,789	114,268	101,326
Net Proceeds from Sale of Project Partnerships	852,091	343,518	43,774
Redemption of Investment Securities	-	84,000	1,134,000
Purchase of Investment Securities	-	-	(454,289)
Net Cash Provided by Investing Activities	947,880	541,786	824,811

Cash Flows from Financing Activities:
Distributions Paid to Limited Partners	-	(295,530)	(111,311)
Net Cash Used in Financing Activities	-	(295,530)	(111,311)

Increase in Cash and Cash Equivalents	744,627	26,219	243,330
Cash and Cash Equivalents at Beginning of Year	909,208	882,989	639,659

Cash and Cash Equivalents at End of Year	$1,653,835	$909,208	$882,989

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$717,489	$43,000	$-
Distribution to Limited Partners	(717,489)	(43,000)	-
	$-	$-	$-

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011, 2010 AND 2009

NOTE 1 - ORGANIZATION:

Gateway Tax Credit Fund III Ltd. (“Gateway”), a Florida Limited Partnership, was formed October 17, 1991 under the laws of Florida.  Gateway offered its limited partnership interests in Series (“Series”).  The first Series for Gateway is Series 7.  Operations commenced on July 16, 1992 for Series 7, January 4, 1993 for Series 8, September 30, 1993 for Series 9, January 21, 1994 for Series 10 and April 29, 1994 for Series 11.  Each Series invests, as a limited partner, in other limited partnerships (“Project Partnerships”), each of which owns and operates apartment complexes eligible for Low-Income Housing Tax Credits (“Tax Credits”), provided for in Section 42 of the Internal Revenue Code of 1986.  Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the limited partnership agreement (the “Agreement”).  As of March 31, 2011, Gateway had received capital contributions of $1,000 from the General Partners and $36,799,000 from the investor Limited Partners.

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

All of the original 133 Project Partnership investments have reached the end of their Tax Credit compliance period as of December 31, 2010.  As of March 31, 2011, 21 of the Project Partnership investments have been sold and, in accordance with the Gateway partnership agreement, the entire net proceeds received from these sales either have been or will be distributed to the Limited Partners of those Series.  On a cumulative basis as of March 31, 2011, $338,877 of net sales proceeds representing $32.60 per Limited Partner unit in Series 7 and $67,964 of net sales proceeds representing $6.81 per Limited Partner unit in Series 8 have been distributed to the Limited Partners of the respective Series.

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

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected remaining low-income housing tax credits and other tax benefits is less than the carrying amount of the investment, Gateway recognizes an impairment loss.  Gateway has historically considered the residual value of the Project Partnerships as one key component of its analysis.  No impairment expense was recognized for the year ended March 31, 2011.  Impairment expense for the year ended March 31, 2010 totaled $28,099, comprised of $8,681 in Series 8 and $19,418 in Series 11.  Impairment expense for the year ended March 31, 2009 totaled $1,340,110, comprised of $183,299 in Series 7, $221,243 in Series 8, $180,400 in Series 9, $506,918 in Series 10, and $248,250 in Series 11.  Refer to Note 4 - Investments in Project Partnerships for further details regarding the components of the Investments in Project Partnerships balance.  Gateway is continuing to execute its process of disposition of its interest in Project Partnerships that have reached the end of their Tax Credit compliance period, refer to Note 5 - Summary of Disposition Activities for the most recent update of those on-going activities.

Gateway, as a limited partner in the Project Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance and continued eligibility for Tax Credits.  If the cost of operating a property exceeds the rental income earned thereon, Gateway may deem it in its best interest to voluntarily provide funds in order to protect its investment.  However, Gateway does not guarantee any of the mortgages or other debt of the Project Partnerships.  No such funding to Project Partnerships occurred during fiscal years 2011, 2010, or 2009.

Cash and Cash Equivalents

Gateway's policy is to include short-term investments with an original maturity of three months or less in Cash and Cash Equivalents.  Short-term investments are comprised of money market mutual funds.

Concentrations of Credit Risk

Financial instruments which potentially subject Gateway to concentrations of credit risk consist of cash investments in a money market mutual fund.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires the use of estimates that affect certain reported amounts and disclosures.  These estimates are based on management's knowledge and experience.  Accordingly, actual results could differ from these estimates.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

Investment in Securities

Gateway is required under GAAP to categorize its investments in debt securities as held-to-maturity, available-for-sale or trading securities, dependent upon Gateway's intent in holding the securities.  Gateway's intent is to hold all of its debt securities (U.S. Treasury Security Strips) until maturity and to use these investments to fund Gateway's ongoing operations.  Interest income is recognized ratably on the U.S. Treasury Security Strips using the effective yield to maturity.  The U.S. Treasury Security Strips are carried at amortized cost, which approximates market value, and are adjusted for amortization of premiums and accretion of discounts to maturity.  Such adjustments are included in interest income.  There are no Investments in Securities as of March 31, 2011 and 2010.

Income Taxes

No provision for income taxes has been made in these financial statements, as income taxes are a liability of the partners rather than of Gateway.  Gateway files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  Gateway is no longer subject to U.S. federal examination by tax authorities for years prior to calendar year 2008.  The income tax returns subject to state examination by tax authorities are generally consistent with the federal period.

Distribution Payable

Distribution payable consists of amounts received as net sales proceeds.  These amounts, net of the applicable state tax withholding, are due and payable to the Assignees and will be distributed at such time that state tax withholding liabilities have been settled.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

Gateway holds variable interests in 112 VIEs, which consist of Project Partnerships (Refer to Note 1 – Organization for information about Gateway’s involvement in the Project Partnerships).  Gateway is not the primary beneficiary of the VIEs.  Since its inception, Gateway’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to Gateway’s capital contributions to those VIEs, which is approximately $23,761,826 at March 31, 2011.  Over the course of the investment and Tax Credit Cycle, this maximum exposure to loss was offset by actual losses experienced by the Project Partnerships recorded by Gateway in its equity accounting.  Accordingly, at the current stage of the investment and Tax Credit Cycle, the carrying value of Gateway’s interest in the VIEs has been reduced to $310,560.  Tabular disclosures within Note 4 – Investments in Project Partnerships detail total capital contributions to VIEs, the carrying amount of assets and liabilities related to Gateway’s VIEs and the aggregate assets, liabilities and Gateway’s exposure to loss from those VIEs.  Gateway may be subject to additional losses to the extent of any financial support that Gateway voluntarily provides to those Project Partnerships in the future.  Gateway does not currently intend to provide future financial support to the Project Partnerships.

Recent Accounting Changes

In June 2009, the FASB issued amendments to the consolidation guidance applicable to variable interest entities which Gateway adopted effective April 1, 2010.  The amendments had no impact on its financial statements for the year-ended March 31, 2011.

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

For the years ended March 31, 2011, 2010 and 2009 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

NOTE 3 - RELATED PARTY TRANSACTIONS (Continued):

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

	2011	2010	2009
Series 7	$57,429	$67,188	$80,024
Series 8	80,466	85,780	86,288
Series 9	45,797	48,589	48,840
Series 10	31,251	33,424	33,584
Series 11	27,711	28,124	28,352
Total	$242,654	$263,105	$277,088

General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis.  This expense is included in the Statements of Operations.  During fiscal year 2011, the General Partner ceased further allocations of general and administrative expenses to Gateway.

	2011	2010	2009
Series 7	$-	$82,933	$114,225
Series 8	-	-	130,191
Series 9	-	62,259	74,395
Series 10	-	38,620	46,497
Series 11	20,774	34,766	37,198
Total	$20,774	$218,578	$402,506

Total unpaid asset management fees and administrative expenses payable to the General Partners, which are included on the Balance Sheet as of March 31, 2011 and 2010 are as follows:

	March 31, 2011	March 31, 2010
Series 7	$1,071,763	$1,068,624
Series 8	1,333,356	1,250,729
Series 9	745,522	690,601
Series 10	262,567	234,286
Series 11	145,043	119,675
Total	$3,558,251	$3,363,915

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS:

As of March 31, 2011, Gateway had acquired a 99% interest in the profits, losses, and Tax Credits as a limited partner in Project Partnerships (Series 7 - 25, Series 8 - 40, and Series 9 - 22) which own and operate government assisted multi-family housing complexes.  Cash flows from operations are allocated according to each Project Partnership agreement.  Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

	SERIES 7		SERIES 8		SERIES 9
	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010	2011	2010
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$4,648,444	$5,721,083	$6,965,669	$6,941,449	$4,599,313	$4,703,741

Loan receivable from Project Partnerships	-	-	-	24,220	-	-

Cumulative equity in losses of Project
Partnerships (1) (2)	(4,533,144)	(5,194,990)	(6,877,633)	(6,877,633)	(4,242,472)	(4,353,387)

Cumulative distributions received from
Project Partnerships	(177,214)	(216,294)	(179,115)	(179,115)	(164,111)	(167,764)

Investment in Project Partnerships before
Adjustment	(61,914)	309,799	(91,079)	(91,079)	192,730	182,590

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	496,983	573,481	513,903	513,903	218,681	231,156
Accumulated amortization of acquisition
fees and expenses	(229,600)	(246,706)	(161,554)	(161,554)	(103,479)	(105,814)

Reserve for Impairment of Investment in
Project Partnerships	(205,469)	(552,557)	(261,270)	(261,270)	(307,932)	(307,932)

Investments in Project Partnerships	$-	$84,017	$-	$-	$-	$-

(1) In accordance with Gateway's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $5,196,366 in Series 7, $8,784,792 in Series 8, and $3,506,137 in Series 9 for the year ended March 31, 2011; and cumulative suspended losses of $5,438,071 in Series 7, $8,066,825 in Series 8, and $3,237,997 in Series 9 for the year ended March 31, 2010 are not included.

(2) In accordance with Gateway's accounting policy to apply equity in losses of Project Partnerships to receivables from Project Partnerships, $24,220 in losses are included in Series 8 as of March 31, 2010.  (See discussion in Note 2 - Significant Accounting Policies.)

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

As of March 31, 2011, Gateway had acquired a 99% interest in the profits, losses, and Tax Credits as a limited partner in Project Partnerships (Series 10 - 14 and Series 11 - 11) which own and operate government assisted multi-family housing complexes.  Cash flows from operations are allocated according to each Project Partnership agreement.  Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

	SERIES 10		SERIES 11		TOTAL SERIES 7 - 11
	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010	2011	2010
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$3,716,106	$3,716,106	$3,832,294	$4,128,042	$23,761,826	$25,210,421

Loan receivable from Project Partnerships	-	-	-	-	-	24,220

Cumulative equity in losses of Project
Partnerships (1)	(2,350,831)	(2,325,162)	(2,013,680)	(1,908,139)	(20,017,761)	(20,659,311)

Cumulative distributions received from
Project Partnerships	(241,641)	(234,740)	(203,283)	(206,979)	(965,363)	(1,004,892)

Investment in Project Partnerships before
Adjustment	1,123,634	1,156,204	1,615,331	2,012,924	2,778,702	3,570,438

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	174,878	174,878	267,568	290,335	1,672,013	1,783,753
Accumulated amortization of acquisition
fees and expenses	(147,889)	(147,889)	(200,224)	(222,991)	(842,746)	(884,954)

Reserve for Impairment of Investment in
Project Partnerships	(1,085,926)	(1,085,926)	(1,436,812)	(1,668,396)	(3,297,409)	(3,876,081)

Investments in Project Partnerships	$64,697	$97,267	$245,863	$411,872	$310,560	$593,156

(1) In accordance with Gateway's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $856,925 in Series 10 and $1,579,776 in Series 11 for the year ended March 31, 2011; and cumulative suspended losses of $719,103 in Series 10 and $1,392,126 in Series 11 for the year ended March 31, 2010 are not included.

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway’s policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 7 as of December 31 and the summarized statements of operations for the year ended December 31 of each year:

	SERIES 7
	2010	2009	2008
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$2,824,891	$3,440,082	$4,760,067
Investment properties, net	13,171,200	16,183,940	20,471,291
Other assets	23,284	38,062	34,399
Total assets	$16,019,375	$19,662,084	$25,265,757

Liabilities and Partners' Deficit:
Current liabilities	$684,298	$786,978	$935,908
Long-term debt	21,032,703	24,463,674	30,468,234
Total liabilities	21,717,001	25,250,652	31,404,142

Partners' deficit
Limited Partner	(5,368,845)	(5,270,577)	(5,737,510)
General Partners	(328,781)	(317,991)	(400,875)
Total partners' deficit	(5,697,626)	(5,588,568)	(6,138,385)

Total liabilities and partners' deficit	$16,019,375	$19,662,084	$25,265,757

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$4,434,943	$5,284,523	$6,397,144
Expenses:
Operating expenses	2,703,870	3,172,014	3,478,583
Interest expense	1,431,954	1,799,295	2,239,047
Depreciation and amortization	847,923	1,008,239	1,277,049

Total expenses	4,983,747	5,979,548	6,994,679

Net loss	$(548,804)	$(695,025)	$(597,535)

Other partners' share of net income	$24,472	$6,076	$20,242

Gateway's share of net loss	$(573,276)	$(701,101)	$(617,777)
Suspended losses	573,276	701,101	618,484

Equity in Income of Project Partnerships	$-	$-	$707

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway’s policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 8 as of December 31 and the summarized statements of operations for the year ended December 31 of each year:

	SERIES 8 (1)
	2010	2009	2008
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$4,220,739	$4,271,715	$4,572,520
Investment properties, net	20,572,269	21,382,534	23,847,600
Other assets	126,899	341,101	252,930
Total assets	$24,919,907	$25,995,350	$28,673,050

Liabilities and Partners' Deficit:
Current liabilities	$1,549,539	$1,527,103	$1,553,737
Long-term debt	33,041,891	33,354,386	35,579,018
Total liabilities	34,591,430	34,881,489	37,132,755

Partners' deficit
Limited Partner	(8,833,568)	(8,199,433)	(7,701,622)
General Partners	(837,955)	(686,706)	(758,083)
Total partners' deficit	(9,671,523)	(8,886,139)	(8,459,705)

Total liabilities and partners' deficit	$24,919,907	$25,995,350	$28,673,050

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$6,793,755	$6,930,389	$7,026,802
Expenses:
Operating expenses	4,044,264	3,922,755	4,105,796
Interest expense	2,052,741	2,392,106	2,348,130
Depreciation and amortization	1,420,237	1,397,733	1,498,607

Total expenses	7,517,242	7,712,594	7,952,533

Net loss	$(723,487)	$(782,205)	$(925,731)

Other partners' share of net loss	$(5,520)	$(4,368)	$(4,084)

Gateway's share of net loss	$(717,967)	$(777,837)	$(921,647)
Suspended losses	717,967	775,206	876,408

Equity in Loss of Project Partnerships	$-	$(2,631)	$(45,239)

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

(1)    As discussed in Note 3, an affiliate of the General Partner (Value Partners, Inc.) is the operating general partner in one of the Project Partnerships included in Series 8 above (Logan Heights).  The Logan Heights Project Partnership is not consolidated in Gateway’s financial statements as Gateway’s investment in Logan Heights is accounted for under the equity method.  The information below is included for related party disclosure purposes.  The Project Partnership’s financial information for the years ending December 2010 and December 2009 is as follows:

	December 2010	December 2009
Total Assets	$439,620	$430,280
Total Liabilities	794,593	798,477
Gateway Deficit	(327,559)	(335,866)
Other Partner's Deficit	(27,414)	(32,331)
Total Revenue	141,186	161,288
Net Income (Loss)	$13,224	$(43,957)

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway’s policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 9 as of December 31 and the summarized statements of operations for the year ended December 31 of each year:

	SERIES 9
	2010	2009	2008
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$2,143,673	$2,118,394	$2,339,114
Investment properties, net	12,424,657	13,284,407	14,400,684
Other assets	35,561	30,637	16,667
Total assets	$14,603,891	$15,433,438	$16,756,465

Liabilities and Partners' Deficit:
Current liabilities	$532,780	$488,554	$463,546
Long-term debt	17,941,049	18,523,562	19,468,844
Total liabilities	18,473,829	19,012,116	19,932,390

Partners' deficit
Limited Partner	(3,408,830)	(3,139,742)	(2,739,514)
General Partners	(461,108)	(438,936)	(436,411)
Total partners' deficit	(3,869,938)	(3,578,678)	(3,175,925)

Total liabilities and partners' deficit	$14,603,891	$15,433,438	$16,756,465

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$3,690,119	$3,633,336	$3,756,581
Expenses:
Operating expenses	2,159,846	2,173,411	2,178,215
Interest expense	1,249,218	1,265,381	1,328,202
Depreciation and amortization	733,144	747,222	790,640

Total expenses	4,142,208	4,186,014	4,297,057

Net loss	$(452,089)	$(552,678)	$(540,476)

Other partners' share of net (loss) income	$(4,521)	$(5,527)	$2,180

Gateway's share of net loss	$(447,568)	$(547,151)	$(542,656)
Suspended losses	447,568	542,242	454,968

Equity in Loss of Project Partnerships	$-	$(4,909)	$(87,688)

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway’s policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 10 as of December 31 and the summarized statements of operations for the year ended December 31 of each year:

	SERIES 10
	2010	2009	2008
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$2,022,394	$1,953,105	$2,081,976
Investment properties, net	10,008,691	10,387,780	11,212,400
Other assets	62,419	44,068	18,938
Total assets	$12,093,504	$12,384,953	$13,313,314

Liabilities and Partners' Equity (Deficit):
Current liabilities	$492,932	$499,015	$473,965
Long-term debt	11,859,858	11,952,788	12,832,733
Total liabilities	12,352,790	12,451,803	13,306,698

Partners' equity (deficit)
Limited Partner	267,256	425,714	500,409
General Partners	(526,542)	(492,564)	(493,793)
Total partners' equity (deficit)	(259,286)	(66,850)	6,616

Total liabilities and partners' equity (deficit)	$12,093,504	$12,384,953	$13,313,314

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$2,307,400	$2,239,370	$2,397,697
Expenses:
Operating expenses	1,394,094	1,358,362	1,397,130
Interest expense	618,203	642,742	683,133
Depreciation and amortization	439,674	439,815	486,635

Total expenses	2,451,971	2,440,919	2,566,898

Net loss	$(144,571)	$(201,549)	$(169,201)

Other partners' share of net income	$18,920	$9,623	$1,335

Gateway's share of net loss	$(163,491)	$(211,172)	$(170,536)
Suspended losses	137,822	182,847	171,332

Equity in (Loss) Income of Project Partnerships	$(25,669)	$(28,325)	$796

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway’s policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 11 as of December 31 and the summarized statements of operations for the year ended December 31 of each year:

	SERIES 11
	2010	2009	2008
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$1,096,882	$1,184,662	$1,144,132
Investment properties, net	8,318,124	9,030,941	9,435,609
Other assets	232,653	284,542	278,980
Total assets	$9,647,659	$10,500,145	$10,858,721

Liabilities and Partners' Equity:
Current liabilities	$470,370	$470,712	$429,490
Long-term debt	9,604,676	9,799,866	9,916,521
Total liabilities	10,075,046	10,270,578	10,346,011

Partners' equity (deficit)
Limited Partner	43,347	646,030	896,880
General Partners	(470,734)	(416,463)	(384,170)
Total partners' equity	(427,387)	229,567	512,710

Total liabilities and partners' equity	$9,647,659	$10,500,145	$10,858,721

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$2,263,577	$2,231,664	$2,161,398
Expenses:
Operating expenses	1,449,775	1,349,500	1,310,769
Interest expense	596,315	603,738	606,842
Depreciation and amortization	525,157	525,030	523,527

Total expenses	2,571,247	2,478,268	2,441,138

Net loss	$(307,670)	$(246,604)	$(279,740)

Other partners' share of net (loss) income	$(12,943)	$(5,551)	$15,831

Gateway's share of net loss	$(294,727)	$(241,053)	$(295,571)
Suspended losses	187,650	160,461	179,920

Equity in Loss of Project Partnerships	$(107,077)	$(80,592)	$(115,651)

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway’s policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 7 through 11 as of December 31 and the summarized statements of operations for the year ended December 31 of each year:

	TOTAL SERIES 7 - 11
	2010	2009	2008
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$12,308,579	$12,967,958	$14,897,809
Investment properties, net	64,494,941	70,269,602	79,367,584
Other assets	480,816	738,410	601,914
Total assets	$77,284,336	$83,975,970	$94,867,307

Liabilities and Partners' Deficit:
Current liabilities	$3,729,919	$3,772,362	$3,856,646
Long-term debt	93,480,177	98,094,276	108,265,350
Total liabilities	97,210,096	101,866,638	112,121,996

Partners' deficit
Limited Partner	(17,300,640)	(15,538,008)	(14,781,357)
General Partners	(2,625,120)	(2,352,660)	(2,473,332)
Total partners' deficit	(19,925,760)	(17,890,668)	(17,254,689)

Total liabilities and partners' deficit	$77,284,336	$83,975,970	$94,867,307

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$19,489,794	$20,319,282	$21,739,622
Expenses:
Operating expenses	11,751,849	11,976,042	12,470,493
Interest expense	5,948,431	6,703,262	7,205,354
Depreciation and amortization	3,966,135	4,118,039	4,576,458

Total expenses	21,666,415	22,797,343	24,252,305

Net loss	$(2,176,621)	$(2,478,061)	$(2,512,683)

Other partners' share of net income	$20,408	$253	$35,504

Gateway's share of net loss	$(2,197,029)	$(2,478,314)	$(2,548,187)
Suspended losses	2,064,283	2,361,857	2,301,112

Equity in Loss of Project Partnerships	$(132,746)	$(116,457)	$(247,075)

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

Gateway’s equity by Series as reflected by the Project Partnerships differs from the Investments in Project Partnerships before acquisition fees and expenses, amortization and impairment reserves by Series primarily because of suspended losses (refer to Note 2 for discussion of suspended losses).

By Series these differences are as follows:

	Equity Per Project Partnership	Equity Per Gateway
Series 7	$(5,368,845)	$(61,914)
Series 8	(8,833,568)	(91,079)
Series 9	(3,408,830)	192,730
Series 10	267,256	1,123,634
Series 11	43,347	1,615,331

The aggregate assets, liabilities and exposure to loss from the VIEs in which Gateway holds a variable interest, but has concluded that it is not the primary beneficiary, are provided in the table below (refer to Note 2 for discussion of variable interest entities).

	December 31, 2010			December 31, 2009
	Aggregate Assets	Aggregate Liabilities	Our Risk Of Loss	Aggregate Assets	Aggregate Liabilities	Our Risk Of Loss
Series 7	$16,019,375	$21,717,001	$-	$19,662,084	$25,250,652	$84,017
Series 8	24,919,907	34,591,430	-	25,995,350	34,881,489	-
Series 9	14,603,891	18,473,829	-	15,433,438	19,012,116	-
Series 10	12,093,504	12,352,790	64,697	12,384,953	12,451,803	97,267
Series 11	9,647,659	10,075,046	245,863	10,500,145	10,270,578	411,872
Total	$77,284,336	$97,210,096	$310,560	$83,975,970	$101,866,638	$593,156

NOTE 5 - SUMMARY OF DISPOSITION ACTIVITIES:

Gateway at one time held investments in 133 Project Partnerships (39 in Series 7, 43 in Series 8, 24 in Series 9, 15 in Series 10, and 12 in Series 11).  As of March 31, 2011, Gateway has sold its interest in 21 Project Partnerships (14 in Series 7, 3 in Series 8, 2 in Series 9, 1 in Series 10 and 1 in Series 11).  A summary of the sale transactions for the Project Partnerships disposed during the past three fiscal years are summarized below:

Fiscal Year 2011 Disposition Activity:

Series 7

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
August 2010	Pioneer Apartments, L.P.	$157,949	$15.19	$157,949
December 2010	Lake Village Apartments	65,124	6.27	65,124
December 2010	Savannah Park of Atoka	65,125	6.27	65,125
December 2010	Savannah Park of Coalgate	65,125	6.27	65,125
December 2010	Cardinal Apartments	272,071	26.17	187,362
				$540,685

The net proceeds per LP unit from the sale of Pioneer Apartments, Lake Village Apartments, Savannah Park of Atoka, Savannah Park of Coalgate and Cardinal Apartments are a component of the Distribution Payable on the Balance Sheet as of March 31, 2011.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 7 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

NOTE 5 - SUMMARY OF DISPOSITION ACTIVITIES (Continued):

Series 8

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
	Other, net (see below)	$-	$-	$4,000
				$4,000

Gateway recognized an additional gain on sale of Project Partnerships in the amount of $4,000 resulting from the true-up of certain legal and other sale transaction closing expenses arising from Project Partnership sale transactions which closed in the prior fiscal year.  This amount, less the applicable state tax withholding, will be distributed to the Series 8 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

Series 9

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
September 2010	Stilwell Properties III	$43,030	$6.88	$43,030
	Other, net (see below)	-	-	2,000
				$45,030

The net proceeds per LP unit from the sale of Stilwell Properties III is a component of the Distribution Payable on the Balance Sheet as of March 31, 2011.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 9 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

Gateway recognized an additional gain on sale of Project Partnerships in the amount of $2,000 resulting from the true-up of certain legal and other sale transaction closing expenses arising from a Project Partnership sale transaction which closed in the prior fiscal year.  This amount, less the applicable state tax withholding, will be distributed to the Series 9 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

Series 10

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
	Other, net (see below)	$-	$-	$2,000
				$2,000

Gateway recognized an additional gain on sale of Project Partnerships in the amount of $2,000 resulting from the true-up of certain legal and other sale transaction closing expenses arising from a Project Partnership sale transaction which closed in the prior fiscal year.  This amount, less the applicable state tax withholding, will be distributed to the Series 10 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

Series 11

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
December 2010	Cardinal Apartments	$175,667	$34.26	$125,774
				$125,774

The net proceeds per LP unit from the sale of Cardinal Apartments is a component of the Distribution Payable on the Balance Sheet as of March 31, 2011.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 11 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

NOTE 5 - SUMMARY OF DISPOSITION ACTIVITIES (Continued):

Fiscal Year 2010 Disposition Activity:

Series 7

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
August 2009	Mountain City Manor	$36,860	$3.54	$38,190
August 2009	Tazewell Village	41,290	3.97	42,620
August 2009	Jamestown Village	36,450	3.51	37,864
August 2009	Clinch View Manor	134,400	12.93	135,814
May 2009	Spring Creek Apartments II LP	46,520	4.48	46,030
				$300,518

The net proceeds per LP unit from the sale of Mountain City Manor, Tazewell Village, Jamestown Village, Clinch View Manor, and Spring Creek Apartments II LP were distributed to the Series 7 Limited Partners in September 2009.

Series 8

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
January 2010	South Brenchley	$13,000	$1.30	$13,000
January 2010	Cimmaron Station	10,000	1.00	10,000
				$23,000

The net proceeds per LP unit from the sale of South Brenchely and Cimmaron Station are a component of the Distribution Payable on the Balance Sheet as of March 31, 2010.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 8 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

Series 9

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
January 2010	Mountain Glen	$10,000	$1.59	$10,000
				$10,000

The net proceeds per LP unit from the sale of Mountain Glen are a component of the Distribution Payable on the Balance Sheet as of March 31, 2010.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 9 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

Series 10

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
January 2010	Redstone	$10,000	$1.98	$10,000
				$10,000

The net proceeds per LP unit from the sale of Redstone are a component of the Distribution Payable on the Balance Sheet as of March 31, 2010.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 10 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

NOTE 5 - SUMMARY OF DISPOSITION ACTIVITIES (Continued):

Fiscal Year 2009 Disposition Activity:

Series 7

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
September 2008	Cedar Hollow Apartments	$9,741	$0.94	$9,741
September 2008	Sunrise I Apartments	14,741	1.42	14,741
September 2008	Burbank Apartments	9,502	0.91	9,502
September 2008	Walnut Apartments	9,441	0.91	9,441
				$43,425

The net proceeds per LP unit from the sale of Cedar Hollow Apartments, Sunrise I Apartments, Burbank Apartments, and Walnut Apartments were distributed to the Series 7 Limited Partners in December 2008.

Series 8

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
	Other, net (see below)	$-	$-	$349
				$349

Gateway recognized an additional gain on sale of Project Partnerships in the amount of $349 resulting from the true-up of certain legal and other sale transaction closing expenses arising from a Project Partnership sale transaction which closed in the prior fiscal year.  This amount, less the applicable state tax withholding, will be distributed to the Series 8 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

NOTE 6 - SIGNIFICANT EQUITY INVESTEES:

Certain Project Partnerships constitute 20% or more of assets, equity or income (loss) from continuing operations of the respective Series in which they are held (“Significant Project Partnerships”).  In accordance with Gateway’s policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized results of operations as of December 31, 2010 for each Significant Project Partnership:

Series 10
	Heatherwood Apartments, Ltd.	Stigler Properties
Rental and other income	$140,561	$95,176
Gross profit	33,344	20,699
Net loss	$(13,385)	$(8,124)

Series 11
	Creekstone Apartments, L.P.	Warsaw Manor Ltd. Partnership
Rental and other income	$231,372	$458,580
Gross profit	27,377	113,715
Net loss	$(41,939)	$(67,484)

	Magnolia Place Apartments, L.P.
Rental and other income	$150,614
Gross profit	16,791
Net loss	$(25,425)

NOTE 7 - TAXABLE INCOME (LOSS):

The following is a reconciliation between net income (loss) as reported in the financial statements and Gateway’s income for tax purposes:

SERIES 7	2011	2010	2009
Net Income (Loss) per Financial Statements	$473,439	$142,985	$(349,081)

Equity in Loss of Project Partnerships for tax purposes
in excess of losses for financial statement purposes	(701,367)	(885,009)	(869,112)

Adjustments to convert March 31, fiscal year end
to December 31, taxable year end	(23,167)	(9,544)	(7,336)

Additional Gain on Sale of Project Partnerships for tax purposes	786,102	1,084,221	1,432,602

Items Expensed for Tax purposes not expensed
for Financial Statement purposes:
Administrative Expense	(6,092)	(2,993)	-

Items Expensed for Financial Statement purposes
not expensed for Tax purposes:
Asset Management Fee	59,680	70,755	82,694
Amortization Expense	218	1,472	10,091
Impairment Expense	-	-	183,299
Other Adjustments	(19,145)	(37,873)	(31,798)

Gateway income for tax purposes as of December 31	$569,668	$364,014	$451,359

	December 31,	December 31,	December 31,
	2010	2009	2008

Federal Low Income Housing Tax Credits (Unaudited)	$-	$-	$-

The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2011 are as follows:

	Financial	Tax
	Reporting	Reporting
	Purposes	Purposes	Differences
Investments in Project
Partnerships	$-	$(7,131,561)	$7,131,561

Other Assets	$770,297	$1,966,202	$(1,195,905)

Liabilities	$1,617,514	$4,109	$1,613,405

NOTE 7 - TAXABLE INCOME (LOSS) (Continued):

The following is a reconciliation between net loss as reported in the financial statements and Gateway’s loss for tax purposes:

SERIES 8	2011	2010	2009
Net Loss per Financial Statements	$(90,218)	$(91,802)	$(517,416)

Equity in Loss of Project Partnerships for tax purposes
in excess of losses for financial statement purposes	(895,551)	(1,027,610)	(1,015,861)

Adjustments to convert March 31, fiscal year end
to December 31, taxable year end	(5,837)	(34,033)	(2,148)

Additional Gain (Loss) on Sale of Project Partnerships for tax purposes	360,732	(23,000)	281,596

Items Expensed for Financial Statement purposes
not expensed for Tax purposes:
Asset Management Fee	81,794	85,907	86,971
Amortization Expense	289	3,635	11,827
Administrative Expense	-	349	-
Impairment Expense	-	8,681	221,243
Other Adjustments	(21,683)	(22,916)	(23,552)

Gateway loss for tax purposes as of December 31	$(570,474)	$(1,100,789)	$(957,340)

	December 31,	December 31,	December 31,
	2010	2009	2008

Federal Low Income Housing Tax Credits (Unaudited)	$-	$-	$-

The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2011 are as follows:

	Financial	Tax
	Reporting	Reporting
	Purposes	Purposes	Differences
Investments in Project
Partnerships	$-	$(10,888,839)	$10,888,839

Other Assets	$231,397	$1,452,972	$(1,221,575)

Liabilities	$1,360,741	$194,035	$1,166,706

NOTE 7 - TAXABLE INCOME (LOSS) (Continued):

The following is a reconciliation between net loss as reported in the financial statements and Gateway’s loss for tax purposes:

SERIES 9	2011	2010	2009
Net Loss per Financial Statements	$(9,637)	$(120,481)	$(416,956)

Equity in Loss of Project Partnerships for tax purposes
in excess of losses for financial statement purposes	(600,323)	(716,217)	(600,667)

Adjustments to convert March 31, fiscal year end
to December 31, taxable year end	(18,822)	(3,270)	(3,230)

Additional Gain (Loss) on Sale of Project Partnerships for tax purposes	319,601	(10,000)	-

Items Expensed for Financial Statement purposes
not expensed for Tax purposes:
Asset Management Fee	46,631	48,651	48,897
Amortization Expense	749	4,756	10,547
Impairment Expense	-	-	180,400
Other Adjustments	(11,709)	(20,305)	(8,456)

Gateway loss for tax purposes as of December 31	$(273,510)	$(816,866)	$(789,465)

	December 31,	December 31,	December 31,
	2010	2009	2008

Federal Low Income Housing Tax Credits (Unaudited)	$-	$-	$-

The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2011 are as follows:

	Financial	Tax
	Reporting	Reporting
	Purposes	Purposes	Differences
Investments in Project
Partnerships	$-	$(5,341,819)	$5,341,819

Other Assets	$142,196	$895,093	$(752,897)

Liabilities	$800,552	$113,321	$687,231

NOTE 7 - TAXABLE INCOME (LOSS) (Continued):

The following is a reconciliation between net loss as reported in the financial statements and Gateway’s loss for tax purposes:

SERIES 10	2011	2010	2009
Net Loss per Financial Statements	$(60,829)	$(100,294)	$(609,675)

Equity in Loss of Project Partnerships for tax purposes
in excess of losses for financial statement purposes	(239,275)	(400,541)	(362,615)

Adjustments to convert March 31, fiscal year end
to December 31, taxable year end	(10,378)	(6,201)	(8,404)

Additional Gain (Loss) on Sale of Project Partnerships for tax purposes	137,602	(10,000)	-

Items Expensed for Financial Statement purposes
not expensed for Tax purposes:
Asset Management Fee	31,794	33,464	33,572
Amortization Expense	166	5,729	21,712
Impairment Expense	-	-	506,918
Other Adjustments	(11,299)	(11,171)	(5,075)

Gateway loss for tax purposes as of December 31	$(152,219)	$(489,014)	$(423,567)

	December 31,	December 31,	December 31,
	2010	2009	2008

Federal Low Income Housing Tax Credits (Unaudited)	$-	$-	$-

The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2011 are as follows:

	Financial	Tax
	Reporting	Reporting
	Purposes	Purposes	Differences
Investments in Project
Partnerships	$64,697	$(2,305,979)	$2,370,676

Other Assets	$153,660	$752,458	$(598,798)

Liabilities	$274,567	$25,489	$249,078

NOTE 7 - TAXABLE INCOME (LOSS) (Continued):

The following is a reconciliation between net loss as reported in the financial statements and Gateway’s loss for tax purposes:

SERIES 11	2011	2010	2009
Net Loss per Financial Statements	$(45,060)	$(188,280)	$(468,075)

Equity in Loss of Project Partnerships for tax purposes
in excess of losses for financial statement purposes	(166,849)	(216,230)	(177,877)

Adjustments to convert March 31, fiscal year end
to December 31, taxable year end	(12,998)	(3,915)	231

Additional Loss on Sale of Project Partnerships for tax purposes	(198,608)	-	-

Items Expensed for Financial Statement purposes
not expensed for Tax purposes:
Asset Management Fee	27,947	28,181	28,518
Amortization Expense	3,129	16,635	30,110
Impairment Expense	-	19,418	248,250
Other Adjustments	(3,607)	(3,582)	(2,782)

Gateway loss for tax purposes as of December 31	$(396,046)	$(347,773)	$(341,625)

	December 31,	December 31,	December 31,
	2010	2009	2008

Federal Low Income Housing Tax Credits (Unaudited)	$-	$-	$-

The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2011 are as follows:

	Financial	Tax
	Reporting	Reporting
	Purposes	Purposes	Differences
Investments in Project
Partnerships	$245,863	$(151,105)	$396,968

Other Assets	$356,285	$815,102	$(458,817)

Liabilities	$270,817	$2,859	$267,959

NOTE 7 - TAXABLE INCOME (LOSS) (Continued):

The following is a reconciliation between net income (loss) as reported in the financial statements and Gateway’s loss for tax purposes:

TOTAL SERIES 7 - 11	2011	2010	2009
Net Income (Loss) per Financial Statements	$267,695	$(357,872)	$(2,361,203)

Equity in Loss of Project Partnerships for tax purposes
in excess of losses for financial statement purposes	(2,603,365)	(3,245,607)	(3,026,132)

Adjustments to convert March 31, fiscal year end
to December 31, taxable year end	(71,202)	(56,963)	(20,887)

Additional Gain on Sale of Project Partnerships for tax purposes	1,405,430	1,041,221	1,714,198

Items Expensed for Tax purposes not expensed
for Financial Statement purposes:
Administrative Expense	(6,092)	(2,993)	-

Items Expensed for Financial Statement purposes
not expensed for Tax purposes:
Asset Management Fee	247,846	266,958	280,652
Amortization Expense	4,551	32,227	84,287
Administrative Expense	-	349	-
Impairment Expense	-	28,099	1,340,110
Other Adjustments	(67,443)	(95,847)	(71,663)

Gateway loss for tax purposes as of December 31	$(822,580)	$(2,390,428)	$(2,060,638)

The difference in the total value of Gateway’s Investments in Project Partnerships is approximately $7,131,561 higher for Series 7, $10,888,839 higher for Series 8, $5,341,819 higher for Series 9, $2,370,676 higher for Series 10, and $396,968 higher for Series 11 for financial reporting purposes than for tax return purposes because (i) there were depreciation differences between financial reporting purposes and tax return purposes and (ii) certain expenses are not deductible for tax return purposes.

The differences in the assets and liabilities of Gateway for financial reporting purposes and tax reporting purposes for the year ended March 31, 2011 are as follows:

	Financial	Tax
	Reporting	Reporting
	Purposes	Purposes	Differences
Investments in Project
Partnerships	$310,560	$(25,819,303)	$26,129,863

Other Assets	$1,653,835	$5,881,827	$(4,227,992)

Liabilities	$4,324,191	$339,814	$3,984,377

NOTE 8 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

Series 7	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2011	6/30/2010	9/30/2010	12/31/2010	3/31/2011

Total Revenues	$4,532	$1,957	$8,071	$8,913

Net (Loss) Income	$(14,285)	$121,294	$189,777	$176,653

(Loss) Earnings Per Weighted Average
Limited Partnership Unit Outstanding	$(1.36)	$11.55	$18.07	$16.83

Series 8	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2011	6/30/2010	9/30/2010	12/31/2010	3/31/2011

Total Revenues	$2,175	$5,271	$7,415	$9,801

Net Loss	$(22,226)	$(38,142)	$(16,247)	$(13,603)

Loss Per Weighted Average Limited
Partnership Unit Outstanding	$(2.20)	$(3.76)	$(1.61)	$(1.78)

Series 9	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2011	6/30/2010	9/30/2010	12/31/2010	3/31/2011

Total Revenues	$2,808	$2,844	$5,007	$5,343

Net (Loss) Income	$(11,500)	$(23,747)	$34,377	$(8,767)

Loss Per Weighted Average Limited
Partnership Unit Outstanding	$(1.82)	$(3.76)	$(1.37)	$(1.70)

Series 10	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2011	6/30/2010	9/30/2010	12/31/2010	3/31/2011

Total Revenues	$3,739	$700	$2,146	$6,358

Net Loss	$(5,920)	$(37,041)	$(8,986)	$(8,882)

Loss Per Weighted Average Limited
Partnership Unit Outstanding	$(1.16)	$(7.27)	$(1.76)	$(2.14)

NOTE 8 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued):

Series 11	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2011	6/30/2010	9/30/2010	12/31/2010	3/31/2011

Total Revenues	$800	$2,182	$-	$625

Net (Loss) Income	$(17,778)	$(137,927)	$(8,674)	$119,319

Loss Per Weighted Average Limited
Partnership Unit Outstanding	$(3.43)	$(26.63)	$(1.67)	$14.79
Series 7 - 11	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2011	6/30/2010	9/30/2010	12/31/2010	3/31/2011

Total Revenues	$14,054	$12,954	$22,639	$31,040

Net (Loss) Income	$(71,709)	$(115,563)	$190,247	$264,720

Series 7	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2010	6/30/2009	9/30/2009	12/31/2009	3/31/2010

Total Revenues	$6,438	$12,526	$7,640	$4,585

Net Income (Loss)	$3,672	$208,886	$(35,207)	$(34,366)

(Loss) Earnings Per Weighted Average
Limited Partnership Unit Outstanding	$(4.08)	$19.09	$(3.39)	$(3.30)

Series 8	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2010	6/30/2009	9/30/2009	12/31/2009	3/31/2010

Total Revenues	$9,236	$4,524	$3,218	$6,822

Net Loss	$(31,199)	$(35,891)	$(24,272)	$(440)

Loss Per Weighted Average Limited
Partnership Unit Outstanding	$(3.09)	$(3.56)	$(2.41)	$(2.33)

NOTE 8 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued):

Series 9	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2010	6/30/2009	9/30/2009	12/31/2009	3/31/2010

Total Revenues	$3,838	$9,015	$1,959	$1,050

Net Loss	$(30,372)	$(33,891)	$(32,021)	$(24,197)

Loss Per Weighted Average Limited
Partnership Unit Outstanding	$(4.81)	$(5.36)	$(5.07)	$(5.41)

Series 10	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2010	6/30/2009	9/30/2009	12/31/2009	3/31/2010

Total Revenues	$1,812	$700	$1,432	$4,714

Net Loss	$(21,559)	$(34,710)	$(29,578)	$(14,447)

Loss Per Weighted Average Limited
Partnership Unit Outstanding	$(4.23)	$(6.81)	$(5.81)	$(4.80)

Series 11	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2010	6/30/2009	9/30/2009	12/31/2009	3/31/2010

Total Revenues	$600	$2,982	$-	$625

Net Loss	$(46,180)	$(57,263)	$(55,858)	$(28,979)

Loss Per Weighted Average Limited
Partnership Unit Outstanding	$(8.92)	$(11.06)	$(10.79)	$(5.59)

Series 7 - 11	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2010	6/30/2009	9/30/2009	12/31/2009	3/31/2010

Total Revenues	$21,924	$29,747	$14,249	$17,796

Net (Loss) Income	$(125,638)	$47,131	$(176,936)	$(102,429)

NOTE 9 - SUBSEQUENT EVENTS:

Series 7

Blue Ridge Elderly Housing, Ltd., L.P.	Lakeland II, L.P.
Meadow Run Apartments, L.P.	Mt. Vernon Rental Housing, L.P.

Subsequent to the March 31, 2011 year-end, Gateway sold its partnership interests in Blue Ridge Elderly Housing, Ltd., L.P., Lakeland II, L.P. Meadow Run Apartments, L.P., and Mt. Vernon Rental Housing, L.P.  Gateway received approximately $114,400 in net proceeds (approximately $11.01 per beneficial assignee certificate) which also approximates the gain on sale of Project Partnerships.  The gain will be recognized in the first quarter of fiscal year 2012 and available proceeds from these sale transactions, less the applicable state tax withholding, will be distributed to the Series 7 Assignees in a subsequent period at such time that state withholding tax liabilities have been settled.

NOTE 9 - SUBSEQUENT EVENTS (Continued):

Series 8

Cottondale Rental Housing, L.P.

Subsequent to the March 31, 2011 year-end, Gateway sold its partnership interests in Cottondale Rental Housing, L.P.  Gateway received approximately $20,000 in net proceeds (approximately $2.00 per beneficial assignee certificate) which also approximates the gain on sale of Project Partnerships.  The gain will be recognized in the first quarter of fiscal year 2012 and available proceeds from this sale transaction, less the applicable state tax withholding, will be distributed to the Series 8 Assignees in a subsequent period at such time that state withholding tax liabilities have been settled.

Series 9

Arbor Trace Apartments Phase I L.P.	Arbor Trace Apartments Phase II L.P.

Subsequent to the March 31, 2011 year-end, Gateway sold its partnership interests in Arbor Trace Apartments Phase I L.P. and Arbor Trace Apartments Phase II L.P.  Gateway received approximately $52,800 in net proceeds (approximately $8.44 per beneficial assignee certificate) which also approximates the gain on sale of Project Partnerships.  The gain will be recognized in the first quarter of fiscal year 2012 and available proceeds from these sale transactions, less the applicable state tax withholding, will be distributed to the Series 9 Assignees in a subsequent period at such time that state withholding tax liabilities have been settled.

Item 9.  Changes in and disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A.  Controls and Procedures

Not applicable to Gateway’s annual report for fiscal year ended March 31, 2011.

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

Under the supervision and with the participation of the Managing General Partner’s management, including the Chief Executive Officer and Chief Financial Officer, Gateway has evaluated the effectiveness of its disclosure controls and procedures applicable to each of the Series as well as to the total partnership pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures applicable to each of the Series as well as to the total partnership are effective.  There were no changes in Gateway’s internal control over financial reporting during the year ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, Gateway’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of Gateway’s internal control over financial reporting applicable to each of the Series as well as to the total partnership based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management concluded that Gateway’s internal control over financial reporting applicable to each of the Series as well as to the total partnership was effective as of March 31, 2011.

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

Ronald M. Diner, age 67, is President and a Director.  He is a Senior Vice President of Raymond James & Associates, Inc., with whom he has been employed since June 1983.  Mr. Diner received an MBA degree from Columbia University (1968) and a BS degree from Trinity College (1966).  Prior to joining Raymond James & Associates, Inc., he managed the broker-dealer activities of Pittway Real Estate, Inc., a real estate development firm.  He was previously a loan officer at Marine Midland Realty Credit Corp., and spent three years with Common, Dann & Co., a New York regional investment firm.  He has served as a member of the Board of Directors of the Council for Rural Housing and Development, a national organization of developers, managers and syndicators of properties developed under the RECD Section 515 program, and is a member of the Board of Directors of the Florida Council for Rural Housing and Development.  Mr. Diner has been a speaker and panel member at state and national seminars relating to the low-income housing credit.

J. Davenport Mosby III, age 55, is a Vice President and a Director.  He is a Senior Managing Director of Raymond James & Associates, Inc. which he joined in 1982.  Mr. Mosby received an MBA from the Harvard Business School (1982).  He graduated magna cum laude with a BA from Vanderbilt University where he was elected to Phi Beta Kappa.

Raymond James Tax Credit Funds, Inc. is a wholly owned subsidiary of Raymond James Financial, Inc. (“RJF”).  RJF has adopted a Business Ethics and Corporate Policy that is applicable to the officers and employees of Raymond James Tax Credit Funds, Inc., the Managing General Partner of Gateway.  That policy is posted on RJF’s Internet website at http://www.raymondjames.com under “Our Company” --- Investor Relations --- Corporate Governance --- Employee Code of Ethics.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Neither of the General Partners own any units of the outstanding securities of Gateway as of March 31, 2011.  Ronald M. Diner, President of Raymond James Tax Credit Funds, Inc. owns 5 units of Series 7.  None of the other directors and officers own any units of the outstanding securities of Gateway as of March 31, 2011.

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

For the years ended March 31, 2011, 2010 and 2009 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

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

	2011	2010	2009
Series 7	$57,429	$67,188	$80,024
Series 8	80,466	85,780	86,288
Series 9	45,797	48,589	48,840
Series 10	31,251	33,424	33,584
Series 11	27,711	28,124	28,352
Total	$242,654	$263,105	$277,088

General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis.  This expense is included in the Statements of Operations.  During fiscal year 2011, the General Partner ceased further allocations of general and administrative expenses to Gateway.

	2011	2010	2009
Series 7	$-	$82,933	$114,225
Series 8	-	-	130,191
Series 9	-	62,259	74,395
Series 10	-	38,620	46,497
Series 11	20,774	34,766	37,198
Total	$20,774	$218,578	$402,506

Total unpaid asset management fees and administrative expenses payable to the General Partners, which are included on the Balance Sheet as of March 31, 2011 and 2010 are as follows:

	March 31, 2011	March 31, 2010
Series 7	$1,071,763	$1,068,624
Series 8	1,333,356	1,250,729
Series 9	745,522	690,601
Series 10	262,567	234,286
Series 11	145,043	119,675
Total	$3,558,251	$3,363,915

Item 14.  Principal Accounting Fees & Services

Audit Fees

The aggregate fees billed by Gateway’s principal accounting firm, Reznick Group, P.C., for professional services rendered for the audit of the annual financial statements, various matters related to SEC filings, and review of financial statements included in Gateway’s quarterly report on Form 10-Q amounted to $77,900 for the years ended March 31, 2011 and 2010.

Tax Fees

During fiscal 2011 and 2010, Spence, Marston, Bunch, Morris and Co. was engaged to prepare Gateway’s federal tax return, for which they billed $9,500 for the years ended March 31, 2011 and 2010, respectively.

Other Fees

The two members of Raymond James Tax Credit Funds, Inc. Board of Directors, Ronald M. Diner and J. Davenport Mosby III also serve as the members of the Audit Committee on behalf of Gateway.  The audit committee charter requires that the committee approve the engagement of the principal accounting firm prior to the rendering of any audit or non-audit services.  During fiscal 2011, 100% of the audit related and other services and 100% of the tax services were pre-approved by the Audit Committee.

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

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2010

SERIES 7
Apartment Properties
		# of	Mortgage Loan
Partnership	Location	Units	Balance

Nottingham	Pisgah, AL	18	$536,876
Washington	Bloomfield, NE	24	764,169
BrookStone	McCaysville, GA	40	1,129,345
N. Irvine	Irvine, KY	24	754,294
Manchester	Manchester, GA	42	1,137,140
Waynesboro	Waynesboro, GA	24	634,555
Lakeland II	Lakeland, GA	30	791,432
Mt. Vernon	Mt. Vernon, GA	24	699,346
Meadow Run	Dawson, GA	48	1,348,551
Warm Springs	Warm Springs, GA	22	642,042
Blue Ridge	Blue Ridge, GA	41	1,041,540
Dilley	Dilley, TX	28	693,082
Elsa	Elsa, TX	40	987,125
Leander	Leander, TX	36	872,369
Louisa Sr.	Louisa, KY	36	1,127,369
Orchard Commons	Crab Orchard, KY	12	291,801
Vardaman	Vardaman, MS	24	695,907
Heritage Park	Paze, AZ	32	1,185,788
BrooksHollow	Jasper, GA	40	1,115,328
Cavalry Crossing	Ft. Scott, KS	40	1,353,821
Carson City	Carson City, KS	24	749,745
Matteson	Capa, KS	24	724,947
Pembroke	Pembroke, KY	16	480,515
Robynwood	Cynthiana, KY	24	724,183
Hill Creek	West Blocton, AL	24	733,096

Total Series 7		737	$21,214,366

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2010

SERIES 7	Cost at Acquisition Date
Apartment Properties			Net Improvements
		Buildings	Capitalized
		Improvements	Subsequent to
Partnership	Land	& Equipment	Acquisition

Nottingham	$ 21,070	$ 695,113	$ 80,311
Washington	30,000	401,435	562,392
BrookStone	45,000	176,183	1,243,798
N. Irvine	27,600	696,407	320,865
Manchester	40,000	243,179	1,191,337
Waynesboro	45,310	107,860	666,100
Lakeland II	30,000	149,453	830,194
Mt. Vernon	19,500	156,335	724,691
Meadow Run	20,000	241,802	1,483,038
Warm Springs	45,000	196,691	581,001
Blue Ridge	-	234,193	1,104,950
Dilley	30,000	847,755	14,671
Elsa	40,000	1,286,910	15,105
Leander	46,000	1,063,200	60,984
Louisa Sr.	90,000	449,409	912,512
Orchard Commons	28,789	452,556	(30,458)
Vardaman	15,000	93,877	820,405
Heritage Park	199,000	1,243,700	220,747
BrooksHollow	67,155	183,029	1,263,835
Cavalry Crossing	82,300	894,246	932,003
Carson City	86,422	354,778	541,135
Matteson	28,438	556,314	388,433
Pembroke	22,000	190,283	376,434
Robynwood	35,000	315,110	612,567
Hill Creek	29,337	622,291	359,889

Total Series 7	$ 1,122,921	$ 11,852,109	$ 15,276,939

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2010

SERIES 7
Apartment Properties	Gross Amount At Which Carried At December 31, 2010
		Buildings,
		Improvements
Partnership	Land	& Equipment	Total

Nottingham	$ 23,500	$ 772,994	$ 796,494
Washington	59,615	934,212	993,827
BrookStone	49,540	1,415,441	1,464,981
N. Irvine	29,750	1,015,122	1,044,872
Manchester	49,455	1,425,061	1,474,516
Waynesboro	37,500	781,770	819,270
Lakeland II	29,600	980,047	1,009,647
Mt. Vernon	19,500	881,026	900,526
Meadow Run	40,000	1,704,840	1,744,840
Warm Springs	20,000	802,692	822,692
Blue Ridge	-	1,339,143	1,339,143
Dilley	30,000	862,426	892,426
Elsa	40,000	1,302,015	1,342,015
Leander	174,104	996,080	1,170,184
Louisa Sr.	98,550	1,353,371	1,451,921
Orchard Commons	28,789	422,098	450,887
Vardaman	15,000	914,282	929,282
Heritage Park	199,000	1,464,447	1,663,447
BrooksHollow	76,870	1,437,149	1,514,019
Cavalry Crossing	101,365	1,807,184	1,908,549
Carson City	40,028	942,307	982,335
Matteson	39,000	934,185	973,185
Pembroke	22,000	566,717	588,717
Robynwood	35,000	927,677	962,677
Hill Creek	29,337	982,180	1,011,517

Total Series 7	$ 1,287,503	$ 26,964,466	$ 28,251,969

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2010

SERIES 7
Apartment Properties
	Accumulated	Depreciable Life
Partnership	Depreciation

Nottingham	$346,053	5.0-40.0
Washington	611,169	5.0-30.0
BrookStone	882,106	5.0-27.5
N. Irvine	466,023	5.0-40.0
Manchester	832,145	5.0-25.0
Waynesboro	461,076	10.0-30.0
Lakeland II	587,225	10.0-30.0
Mt. Vernon	531,312	5.0-30.0
Meadow Run	1,049,790	7.0-27.5
Warm Springs	485,164	5.0-40.0
Blue Ridge	848,307	5.0-25.0
Dilley	320,032	5.0-50.0
Elsa	547,028	7.0-50.0
Leander	730,998	7.0-30.0
Louisa Sr.	602,175	5.0-40.0
Orchard Commons	189,094	5.0-40.0
Vardaman	422,955	5.0-40.0
Heritage Park	982,875	7.0-27.5
BrooksHollow	844,992	5.0-27.5
Cavalry Crossing	850,306	12.0-40.0
Carson City	619,072	7.0-27.5
Matteson	625,930	7.0-27.5
Pembroke	247,939	5.0-40.0
Robynwood	403,927	5.0-40.0
Hill Creek	593,076	7.0-27.5

Total Series 7	$15,080,769

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2010

SERIES 8
Apartment Properties
		# of	Mortgage Loan
Partnership	Location	Units	Balance

Purdy	Purdy, MO	16	$434,688
Galena	Galena, KS	24	578,332
Antlers 2	Antlers, OK	24	592,040
Holdenville	Holdenville, OK	24	676,367
Wetumka	Wetumka, OK	24	611,018
Mariners Cove	Marine City, MI	32	986,362
Mariners Cove Sr.	Marine City, MI	24	763,931
Antlers	Antlers, OK	36	1,036,597
Bentonville	Bentonville, AR	24	403,401
Deerpoint	Elgin, AL	24	684,731
Aurora	Aurora, MO	28	692,154
Baxter	Baxter Springs, KS	16	400,619
Arbor Gate	Bridgeport, AL	24	712,283
Timber Ridge	Collinsville, AL	24	698,153
Concordia Sr.	Concordia, KS	24	645,496
Mountainburg	Mountainburg, AR	24	669,984
Lincoln	Pierre, SD	25	850,867
Fox Ridge	Russellville, AL	24	706,551
Meadow View	Bridgeport, NE	16	562,117
Sheridan	Auburn, NE	16	575,277
Grand Isle	Grand Isle, ME	16	949,455
Meadowview	Van Buren, AR	29	684,259
Taylor	Taylor, TX	44	1,177,349
Brookwood	Gainesboro, TN	44	1,383,272
Pleasant Valley	Lynchburg, TN	33	1,046,113
Reelfoot	Ridgely, TN	20	614,096
River Rest	Newport, TN	34	1,094,364
Kirskville	Kirksville, MO	24	652,306
Kenton	Kenton, OH	46	1,363,310
Lovingston	Lovingston, VA	64	2,105,399
Pontotoc	Pontotoc, MS	36	1,053,696
Hustonville	Hustonville, KY	16	490,521
Northpoint	Jackson, KY	24	852,439
Brooks Field	Louisville, GA	32	912,040
Brooks Lane	Clayton, GA	36	1,055,894
Brooks Point	Dahlonega, GA	41	1,310,666
Brooks Run	Jasper, GA	24	726,357
Logan Heights	Russellville, KY	24	747,938
Lakeshore 2	Tuskegee, AL	36	1,106,109
Cottondale	Cottondale, FL	25	733,190

Total Series 8		1,121	$33,339,741

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2010

SERIES 8	Cost at Acquisition Date
Apartment Properties			Net Improvements
		Buildings	Capitalized
		Improvements	Subsequent to
Partnership	Land	& Equipment	Acquisition

Purdy	$ 64,823	$ 493,596	$ 110,195
Galena	19,200	362,505	511,938
Antlers 2	26,000	761,859	-
Holdenville	15,000	877,598	-
Wetumka	19,977	792,876	-
Mariners Cove	117,192	1,134,974	92,630
Mariners Cove Sr.	72,252	901,745	68,251
Antlers	50,529	1,270,510	-
Bentonville	15,220	743,269	-
Deerpoint	33,250	912,974	2,600
Aurora	164,350	716,471	109,266
Baxter	13,800	418,296	199,570
Arbor Gate	43,218	873,748	49,022
Timber Ridge	15,145	879,334	70,040
Concordia Sr.	65,000	776,131	(14,742)
Mountainburg	20,000	863,990	-
Lincoln	121,000	933,872	151,916
Fox Ridge	35,000	867,785	6,325
Meadow View	29,000	686,959	38,019
Sheridan	20,100	373,018	441,704
Grand Isle	20,000	1,180,210	12,623
Meadowview	40,000	954,717	-
Taylor	105,335	1,185,923	239,205
Brookwood	28,148	1,780,090	15,288
Pleasant Valley	56,269	1,288,452	113,025
Reelfoot	13,000	118,127	698,918
River Rest	50,750	431,259	983,410
Kirskville	50,000	188,140	593,352
Kenton	61,699	785,703	934,357
Lovingston	178,985	2,215,782	446,501
Pontotoc	40,500	312,296	1,090,018
Hustonville	20,000	672,270	33,012
Northpoint	140,000	942,599	57,055
Brooks Field	45,762	113,295	1,085,986
Brooks Lane	57,500	123,401	1,197,092
Brooks Point	108,000	135,053	1,456,586
Brooks Run	50,000	158,025	749,461
Logan Heights	24,600	422,778	516,329
Lakeshore 2	45,000	273,501	1,161,510
Cottondale	36,000	911,975	344

Total Series 8	$ 2,131,604	$ 29,835,106	$ 13,220,806

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2010

SERIES 8
Apartment Properties	Gross Amount At Which Carried At December 31, 2010
		Buildings,
		Improvements
Partnership	Land	& Equipment	Total

Purdy	$ 77,828	$ 590,786	$ 668,614
Galena	89,582	804,061	893,643
Antlers 2	26,000	761,859	787,859
Holdenville	15,000	877,598	892,598
Wetumka	19,977	792,876	812,853
Mariners Cove	122,656	1,222,140	1,344,796
Mariners Cove Sr.	46,216	996,032	1,042,248
Antlers	50,529	1,270,510	1,321,039
Bentonville	15,220	743,269	758,489
Deerpoint	19,500	929,324	948,824
Aurora	173,535	816,552	990,087
Baxter	53,218	578,448	631,666
Arbor Gate	48,116	917,872	965,988
Timber Ridge	16,745	947,774	964,519
Concordia Sr.	65,000	761,389	826,389
Mountainburg	20,000	863,990	883,990
Lincoln	147,632	1,059,156	1,206,788
Fox Ridge	35,000	874,110	909,110
Meadow View	29,000	724,978	753,978
Sheridan	36,276	798,546	834,822
Grand Isle	20,000	1,192,833	1,212,833
Meadowview	40,000	954,717	994,717
Taylor	105,334	1,425,129	1,530,463
Brookwood	28,148	1,795,378	1,823,526
Pleasant Valley	56,269	1,401,477	1,457,746
Reelfoot	13,827	816,218	830,045
River Rest	52,062	1,413,357	1,465,419
Kirskville	50,000	781,492	831,492
Kenton	61,699	1,720,060	1,781,759
Lovingston	171,772	2,669,496	2,841,268
Pontotoc	40,500	1,402,314	1,442,814
Hustonville	30,134	695,148	725,282
Northpoint	143,545	996,109	1,139,654
Brooks Field	45,761	1,199,282	1,245,043
Brooks Lane	80,108	1,297,885	1,377,993
Brooks Point	145,480	1,554,159	1,699,639
Brooks Run	50,366	907,120	957,486
Logan Heights	24,600	939,107	963,707
Lakeshore 2	46,014	1,433,997	1,480,011
Cottondale	36,000	912,319	948,319

Total Series 8	$ 2,348,649	$ 42,838,867	$ 45,187,516

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2010

SERIES 8
Apartment Properties
	Accumulated	Depreciable Life
Partnership	Depreciation

Purdy	$452,392	7.0-27.5
Galena	560,609	7.0-27.5
Antlers 2	541,682	5.0-25.0
Holdenville	610,015	5.0-25.0
Wetumka	553,389	5.0-25.0
Mariners Cove	834,271	7.0-27.5
Mariners Cove Sr.	653,322	7.0-27.5
Antlers	891,436	10.0-25.0
Bentonville	540,795	5.0-25.0
Deerpoint	353,086	5.0-50.0
Aurora	660,520	7.0-27.5
Baxter	397,504	7.0-27.5
Arbor Gate	413,440	5.0-40.0
Timber Ridge	428,417	5.0-40.0
Concordia Sr.	526,038	5.0-25.0
Mountainburg	600,185	5.0-25.0
Lincoln	693,273	7.0-27.5
Fox Ridge	318,573	5.0-50.0
Meadow View	391,232	5.0-30.0
Sheridan	381,989	5.0-50.0
Grand Isle	771,711	7.0-27.5
Meadowview	668,301	5.0-25.0
Taylor	500,255	5.0-50.0
Brookwood	1,016,765	5.0-50.0
Pleasant Valley	759,418	5.0-50.0
Reelfoot	452,239	7.0-27.5
River Rest	765,332	7.0-50.0
Kirskville	519,441	5.0-27.5
Kenton	896,833	5.0-33.0
Lovingston	1,662,283	7.0-27.5
Pontotoc	536,659	5.0-40.0
Hustonville	308,101	5.0-40.0
Northpoint	440,101	5.0-40.0
Brooks Field	657,894	5.0-40.0
Brooks Lane	757,777	5.0-40.0
Brooks Point	890,247	5.0-40.0
Brooks Run	513,771	5.0-40.0
Logan Heights	580,319	5.0-40.0
Lakeshore 2	580,981	5.0-40.0
Cottondale	534,651	5.0-27.5

Total Series 8	$24,615,247

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2010

SERIES 9
Apartment Properties
		# of	Mortgage Loan
Partnership	Location	Units	Balance

Jay	Jay, OK	24	$618,789
Boxwood	Lexington, TX	24	576,617
Arbor Trace	Lake Park, GA	24	706,037
Arbor Trace 2	Lake Park, GA	42	1,392,291
Omega	Omega, GA	36	1,083,655
Cornell 2	Watertown, SD	24	878,140
Elm Creek	Pierre, SD	24	908,964
Marionville	Marionville, MO	20	533,587
Lamar	Lamar, AR	24	674,345
Centreville	Centreville, AL	24	753,735
Skyview	Troy, AL	36	1,083,919
Sycamore	Coffeyville, KS	40	1,351,659
Bradford	Cumberland, KY	24	755,803
Cedar Lane	London, KY	24	681,145
Stanton	Stanton, KY	24	761,747
Abernathy	Abernathy, TX	24	582,760
Pembroke	Pembroke, KY	24	761,175
Meadowview	Greenville, AL	24	639,746
Town Branch	Mt. Vernon, KY	24	727,166
Fox Run	Ragland, AL	24	736,130
Maple Street	Emporium, PA	32	1,306,241
Manchester	Manchester, GA	18	564,568

Total Series 9		584	$18,078,219

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2010

SERIES 9	Cost at Acquisition Date
Apartment Properties			Net Improvements
		Buildings	Capitalized
		Improvements	Subsequent to
Partnership	Land	& Equipment	Acquisition

Jay	$ 30,000	$ 103,524	$ 677,073
Boxwood	22,273	718,529	30,137
Arbor Trace	62,500	185,273	670,585
Arbor Trace 2	100,000	361,210	1,345,224
Omega	35,000	188,863	1,183,441
Cornell 2	29,155	576,296	670,485
Elm Creek	71,360	233,390	1,053,649
Marionville	24,900	409,497	370,161
Lamar	18,000	202,240	684,085
Centreville	36,000	220,952	752,843
Skyview	120,000	220,161	1,162,135
Sycamore	64,408	415,748	1,384,068
Bradford	66,000	285,025	675,823
Cedar Lane	49,750	952,314	(38,223)
Stanton	41,584	959,574	(42,009)
Abernathy	30,000	751,898	-
Pembroke	43,000	955,687	(47,860)
Meadowview	46,270	1,086,351	37,826
Town Branch	21,000	942,114	(25,758)
Fox Run	47,467	919,296	11,432
Maple Street	85,000	1,178,856	458,737
Manchester	24,100	711,035	314

Total Series 9	$ 1,067,767	$ 12,577,833	$ 11,014,168

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2010

SERIES 9
Apartment Properties	Gross Amount At Which Carried At December 31, 2010
		Buildings,
		Improvements
Partnership	Land	& Equipment	Total

Jay	$ 25,000	$ 785,597	$ 810,597
Boxwood	22,273	748,666	770,939
Arbor Trace	62,500	855,858	918,358
Arbor Trace 2	100,000	1,706,434	1,806,434
Omega	35,000	1,372,304	1,407,304
Cornell 2	105,569	1,170,367	1,275,936
Elm Creek	185,069	1,173,330	1,358,399
Marionville	93,361	711,197	804,558
Lamar	18,000	886,325	904,325
Centreville	36,000	973,795	1,009,795
Skyview	120,000	1,382,296	1,502,296
Sycamore	73,945	1,790,279	1,864,224
Bradford	66,000	960,848	1,026,848
Cedar Lane	49,750	914,091	963,841
Stanton	41,584	917,565	959,149
Abernathy	30,000	751,898	781,898
Pembroke	43,000	907,827	950,827
Meadowview	46,270	1,124,177	1,170,447
Town Branch	21,000	916,356	937,356
Fox Run	47,467	930,728	978,195
Maple Street	85,000	1,637,593	1,722,593
Manchester	27,200	708,249	735,449

Total Series 9	$ 1,333,988	$ 23,325,780	$ 24,659,768

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2010

SERIES 9
Apartment Properties
	Accumulated	Depreciable Life
Partnership	Depreciation

Jay	$526,049	5.0-25.0
Boxwood	518,156	5.0-25.0
Arbor Trace	463,933	10.0-30.0
Arbor Trace 2	924,249	10.0-30.0
Omega	758,927	5.0-50.0
Cornell 2	740,860	5.0-30.0
Elm Creek	715,453	5.0-27.5
Marionville	505,881	7.0-27.5
Lamar	601,227	5.0-25.0
Centreville	641,313	5.0-40.0
Skyview	556,580	5.0-40.0
Sycamore	761,771	12.0-40.0
Bradford	381,296	5.0-40.0
Cedar Lane	400,761	5.0-40.0
Stanton	399,523	5.0-40.0
Abernathy	514,266	5.0-25.0
Pembroke	375,427	7.0-40.0
Meadowview	452,561	5.0-40.0
Town Branch	362,726	7.0-40.0
Fox Run	556,469	7.0-27.5
Maple Street	685,855	7.0-40.0
Manchester	391,828	5.0-27.5

Total Series 9	$12,235,111

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2010

SERIES 10
Apartment Properties
		# of	Mortgage Loan
Partnership	Location	Units	Balance

Albany	Albany, KY	24	$726,683
Oak Terrace	Bonifay, FL	18	513,321
Wellshill	West Liberty, KY	32	1,034,906
Applegate	Florence, AL	36	1,114,105
Heatherwood	Alexander City, AL	36	854,540
Peachtree	Gaffney, SC	28	1,049,530
Donna	Donna, TX	50	1,346,952
Wellsville	Wellsville, NY	24	972,518
Tecumseh	Tecumseh, NE	24	841,810
Clay City	Clay City, KY	24	773,571
Irvine West	Irvine, KY	24	773,828
New Castle	New Castle, KY	24	765,466
Stigler	Stigler, OK	20	565,261
Courtyard	Huron, SD	21	609,481

Total Series 10		385	$11,941,972

SERIES 10	Cost at Acquisition Date
Apartment Properties			Net Improvements
		Buildings	Capitalized
		Improvements	Subsequent to
Partnership	Land	& Equipment	Acquisition

Albany	$ 39,500	$ 990,162	$ (15,856)
Oak Terrace	27,200	633,284	2,794
Wellshill	75,000	1,270,844	(63,598)
Applegate	125,000	1,467,675	282,233
Heatherwood	55,000	1,551,679	55,207
Peachtree	25,000	1,021,466	170,915
Donna	112,000	1,661,889	4,447
Wellsville	38,000	1,286,389	164,862
Tecumseh	20,000	1,038,151	128,046
Clay City	22,750	998,334	92,081
Irvine West	25,000	1,060,585	68,681
New Castle	40,575	971,520	45,230
Stigler	24,000	730,056	-
Courtyard	12,000	465,936	347,028

Total Series 10	$ 641,025	$ 15,147,970	$ 1,282,070

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2010

SERIES 10
Apartment Properties	Gross Amount At Which Carried At December 31, 2010
		Buildings,
		Improvements
Partnership	Land	& Equipment	Total

Albany	$ 39,500	$ 974,306	$ 1,013,806
Oak Terrace	27,200	636,078	663,278
Wellshill	75,000	1,207,246	1,282,246
Applegate	126,385	1,748,523	1,874,908
Heatherwood	55,000	1,606,886	1,661,886
Peachtree	25,000	1,192,381	1,217,381
Donna	112,000	1,666,336	1,778,336
Wellsville	38,000	1,451,251	1,489,251
Tecumseh	50,741	1,135,456	1,186,197
Clay City	52,009	1,061,156	1,113,165
Irvine West	59,508	1,094,758	1,154,266
New Castle	43,375	1,013,950	1,057,325
Stigler	24,000	730,056	754,056
Courtyard	83,009	741,955	824,964

Total Series 10	$ 810,727	$ 16,260,338	$ 17,071,065

SERIES 10
Apartment Properties
	Accumulated	Depreciable Life
Partnership	Depreciation

Albany	$405,869	5.0-40.0
Oak Terrace	386,938	5.0-27.5
Wellshill	489,100	5.0-40.0
Applegate	709,729	5.0-40.0
Heatherwood	654,949	5.0-40.0
Peachtree	466,382	5.0-40.0
Donna	561,650	7.0-50.0
Wellsville	891,445	7.0-27.5
Tecumseh	452,222	5.0-50.0
Clay City	448,907	5.0-40.0
Irvine West	466,685	5.0-40.0
New Castle	420,798	5.0-40.0
Stigler	310,069	5.0-25.0
Courtyard	397,631	5.0-40.0

Total Series 10	$7,062,374

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2010

SERIES 11
Apartment Properties
		# of	Mortgage Loan
Partnership	Location	Units	Balance

Homestead	Pinetop, AZ	32	$1,214,213
Mountain Oak	Collinsville, AL	24	628,270
Eloy	Eloy, AZ	24	623,460
Gila Bend	Gila Bend, AZ	36	1,596,422
Creekstone	Dallas, GA	40	483,122
Tifton	Tifton, GA	36	680,123
Cass Towne	Cartersville, GA	10	-
Warsaw	Warsaw, VA	56	2,525,495
Royston	Royston, GA	25	709,716
Red Bud	Mokane, MO	8	228,894
Parsons	Parsons, KS	38	1,049,767

Total Series 11		329	$9,739,482

SERIES 11	Cost at Acquisition Date
Apartment Properties			Net Improvements
		Buildings	Capitalized
		Improvements	Subsequent to
Partnership	Land	& Equipment	Acquisition

Homestead	$ 126,000	$ 1,628,502	$ 91,893
Mountain Oak	30,000	473,033	391,422
Eloy	12,000	882,913	250,582
Gila Bend	18,000	945,233	638,765
Creekstone	130,625	170,655	1,707,324
Tifton	17,600	192,853	1,496,433
Cass Towne	22,690	301,458	35,892
Warsaw	146,800	3,200,738	170,230
Royston	36,000	785,602	112,946
Red Bud	5,500	295,617	4,081
Parsons	45,188	953,512	439,901

Total Series 11	$ 590,403	$ 9,830,116	$ 5,339,469

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2010

SERIES 11
Apartment Properties	Gross Amount At Which Carried At December 31, 2010
		Buildings,
		Improvements
Partnership	Land	& Equipment	Total

Homestead	$ 144,163	$ 1,702,232	$ 1,846,395
Mountain Oak	30,000	864,455	894,455
Eloy	12,000	1,133,495	1,145,495
Gila Bend	18,000	1,583,998	1,601,998
Creekstone	130,650	1,877,954	2,008,604
Tifton	17,327	1,689,559	1,706,886
Cass Towne	22,690	337,350	360,040
Warsaw	146,800	3,370,968	3,517,768
Royston	36,000	898,548	934,548
Red Bud	5,500	299,698	305,198
Parsons	42,516	1,396,085	1,438,601

Total Series 11	$ 605,646	$ 15,154,342	$ 15,759,988

SERIES 11
Apartment Properties
	Accumulated	Depreciable Life
Partnership	Depreciation

Homestead	$735,890	5.0-40.0
Mountain Oak	516,586	5.0-27.5
Eloy	653,718	5.0-27.5
Gila Bend	701,244	5.0-40.0
Creekstone	1,038,560	7.0-27.5
Tifton	640,456	5.0-25.0
Cass Towne	137,347	7.0-27.5
Warsaw	1,880,647	7.0-27.5
Royston	463,427	7.0-40.0
Red Bud	115,868	7.0-40.0
Parsons	558,121	12.0-40.0

Total Series 11	$7,441,864

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2010
NOTES TO SCHEDULE III

SERIES 7
Reconciliation of Land, Building & Improvements current year changes:
Balance at beginning of period - December 31, 2009		$33,113,563
Additions during period:
Acquisitions through foreclosure	-
Other acquisitions	52,451
Improvements, etc.	-
Other	-
		52,451
Deductions during period:
Cost of real estate sold	(4,912,899)
Other	(1,146)
		(4,914,045)

Balance at end of period - December 31, 2010		$28,251,969

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 2009		$16,929,624
Current year expense		847,923
Sale of assets		(2,695,632)
Prior year adjustments		(1,146)

Balance at end of period - December 31, 2010		$15,080,769

SERIES 8
Reconciliation of Land, Building & Improvements current year changes:
Balance at beginning of period - December 31, 2009		$44,579,646
Additions during period:
Acquisitions through foreclosure	-
Other acquisitions	587,021
Improvements, etc.	-
Other	20,849
		607,870
Deductions during period:
Cost of real estate sold	-
Other	-
		-

Balance at end of period - December 31, 2010		$45,187,516

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 2009		$23,197,112
Current year expense		1,397,286
Sale of assets		-
Prior year adjustments		20,849

Balance at end of period - December 31, 2010		$24,615,247

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2010
NOTES TO SCHEDULE III

SERIES 9
Reconciliation of Land, Building & Improvements current year changes:
Balance at beginning of period - December 31, 2009		$25,154,184
Additions during period:
Acquisitions through foreclosure	-
Other acquisitions	107,729
Improvements, etc.	-
Other	-
		107,729
Deductions during period:
Cost of real estate sold	(587,132)
Other	(15,013)
		(602,145)

Balance at end of period - December 31, 2010		$24,659,768

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 2009		$11,869,777
Current year expense		747,222
Sale of assets		(366,875)
Prior year adjustments		(15,013)

Balance at end of period - December 31, 2010		$12,235,111

SERIES 10
Reconciliation of Land, Building & Improvements current year changes:
Balance at beginning of period - December 31, 2009		$17,016,901
Additions during period:
Acquisitions through foreclosure	-
Other acquisitions	60,534
Improvements, etc.	-
Other	-
		60,534
Deductions during period:
Cost of real estate sold	-
Other	(6,370)
		(6,370)

Balance at end of period - December 31, 2010		$17,071,065

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 2009		$6,629,121
Current year expense		439,623
Sale of assets		-
Prior year adjustments		(6,370)

Balance at end of period - December 31, 2010		$7,062,374

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2010
NOTES TO SCHEDULE III

SERIES 11
Reconciliation of Land, Building & Improvements current year changes:
Balance at beginning of period - December 31, 2009		$16,150,136
Additions during period:
Acquisitions through foreclosure	-
Other acquisitions	126,630
Improvements, etc.	-
Other	-
		126,630
Deductions during period:
Cost of real estate sold	(512,292)
Other	(4,486)
		(516,778)

Balance at end of period - December 31, 2010		$15,759,988

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 2009		$7,119,194
Current year expense		523,958
Sale of assets		(196,802)
Prior year adjustments		(4,486)

Balance at end of period - December 31, 2010		$7,441,864

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2010

SERIES 7
PARTNERSHIP	# OF UNITS	BALANCE	INTEREST RATE	MONTHLY DEBT SERVICE	TERM (YEARS)

Nottingham	18	$536,876	7.75%	4,182	50
Washington	24	764,169	8.25%	2,923	50
BrookStone	40	1,129,345	6.50%	6,491	50
N. Irvine	24	754,294	7.75%	3,164	50
Manchester	42	1,137,140	6.50%	6,417	50
Waynesboro	24	634,555	6.50%	3,398	50
Lakeland II	30	791,432	7.25%	3,800	50
Mt. Vernon	24	699,346	6.50%	3,899	50
Meadow Run	48	1,348,551	6.50%	7,564	50
Warm Springs	22	642,042	7.25%	2,775	50
Blue Ridge	41	1,041,540	7.25%	4,869	50
Dilley	28	693,082	8.25%	2,650	50
Elsa	40	987,125	7.75%	4,347	50
Leander	36	872,369	7.75%	3,506	50
Louisa Sr.	36	1,127,369	7.25%	6,061	50
Orchard Commons	12	291,801	7.75%	5,732	50
Vardaman	24	695,907	7.25%	3,006	50
Heritage Park	32	1,185,788	7.75%	5,077	50
BrooksHollow	40	1,115,328	6.50%	6,294	50
Cavalry Crossing	40	1,353,821	7.75%	5,676	50
Carson City	24	749,745	7.25%	3,500	50
Matteson	24	724,947	7.25%	3,500	50
Pembroke	16	480,515	7.25%	2,951	50
Robynwood	24	724,183	7.25%	5,251	50
Hill Creek	24	733,096	6.50%	3,830	50

TOTAL SERIES 7	737	$21,214,366

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2010

SERIES 8
PARTNERSHIP	# OF UNITS	BALANCE	INTEREST RATE	MONTHLY DEBT SERVICE	TERM (YEARS)

Purdy	16	$434,688	7.75%	2,285	50
Galena	24	578,332	7.25%	2,776	50
Antlers 2	24	592,040	7.25%	4,085	50
Holdenville	24	676,367	6.50%	4,330	50
Wetumka	24	611,018	6.50%	4,314	50
Mariners Cove	32	986,362	7.25%	4,600	50
Mariners Cove Sr.	24	763,931	7.25%	3,500	50
Antlers	36	1,036,597	7.25%	4,619	50
Bentonville	24	403,401	7.75%	14,430	45
Deerpoint	24	684,731	7.75%	6,238	50
Aurora	28	692,154	7.25%	3,236	50
Baxter	16	400,619	6.50%	2,720	50
Arbor Gate	24	712,283	6.50%	4,099	50
Timber Ridge	24	698,153	7.25%	3,446	50
Concordia Sr.	24	645,496	6.50%	3,350	50
Mountainburg	24	669,984	6.50%	3,824	50
Lincoln	25	850,867	8.25%	3,351	50
Fox Ridge	24	706,551	7.25%	3,398	50
Meadow View	16	562,117	7.25%	2,683	50
Sheridan	16	575,277	8.25%	3,211	50
Grand Isle	16	949,455	8.25%	8,875	50
Meadowview	29	684,259	7.25%	7,575	39
Taylor	44	1,177,349	7.50%	6,644	50
Brookwood	44	1,383,272	6.50%	7,860	50
Pleasant Valley	33	1,046,113	7.25%	4,893	50
Reelfoot	20	614,096	7.25%	3,892	50
River Rest	34	1,094,364	7.25%	4,791	50
Kirskville	24	652,306	7.25%	2,591	50
Kenton	46	1,363,310	7.25%	6,044	50
Lovingston	64	2,105,399	7.00%	10,920	50
Pontotoc	36	1,053,696	7.25%	4,490	50
Hustonville	16	490,521	6.50%	3,187	50
Northpoint	24	852,439	7.25%	4,112	50
Brooks Field	32	912,040	7.25%	4,004	50
Brooks Lane	36	1,055,894	7.25%	4,297	50
Brooks Point	41	1,310,666	7.25%	4,833	50
Brooks Run	24	726,357	7.25%	2,975	50
Logan Heights	24	747,938	7.25%	3,072	50
Lakeshore 2	36	1,106,109	7.75%	4,147	50
Cottondale	25	733,190	7.75%	2,711	50

TOTAL SERIES 8	1,121	$33,339,741

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2010

SERIES 9
PARTNERSHIP	# OF UNITS	BALANCE	INTEREST RATE	MONTHLY DEBT SERVICE	TERM (YEARS)

Jay	24	$618,789	7.25%	2,851	50
Boxwood	24	576,617	6.50%	3,894	50
Arbor Trace	24	706,037	7.25%	3,309	50
Arbor Trace 2	42	1,392,291	7.25%	6,157	50
Omega	36	1,083,655	7.25%	4,679	50
Cornell 2	24	878,140	7.25%	4,135	50
Elm Creek	24	908,964	7.25%	4,223	50
Marionville	20	533,587	6.50%	2,974	50
Lamar	24	674,345	7.25%	11,480	50
Centreville	24	753,735	7.25%	3,340	50
Skyview	36	1,083,919	7.25%	4,771	50
Sycamore	40	1,351,659	7.25%	5,914	50
Bradford	24	755,803	7.03%	3,205	50
Cedar Lane	24	681,145	6.50%	5,465	50
Stanton	24	761,747	7.25%	3,892	50
Abernathy	24	582,760	6.50%	3,737	50
Pembroke	24	761,175	7.25%	3,495	50
Meadowview	24	639,746	0.50%	2,162	20
Town Branch	24	727,166	7.25%	4,347	50
Fox Run	24	736,130	6.50%	3,685	50
Maple Street	32	1,306,241	7.25%	5,421	50
Manchester	18	564,568	7.25%	2,438	50

TOTAL SERIES 9	584	$18,078,219

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2010

SERIES 10
PARTNERSHIP	# OF UNITS	BALANCE	INTEREST RATE	MONTHLY DEBT SERVICE	TERM (YEARS)

Albany	24	$726,683	6.50%	4,992	50
Oak Terrace	18	513,321	6.50%	2,861	50
Wellshill	32	1,034,906	7.25%	4,437	50
Applegate	36	1,114,105	0.50%	0	20
Heatherwood	36	854,540	0.50%	0	20
Peachtree	28	1,049,530	7.25%	4,608	50
Donna	50	1,346,952	6.50%	7,509	50
Wellsville	24	972,518	6.50%	8,231	50
Tecumseh	24	841,810	7.25%	3,531	50
Clay City	24	773,571	7.25%	3,619	50
Irvine West	24	773,828	7.25%	3,361	50
New Castle	24	765,466	7.25%	5,131	50
Stigler	20	565,261	7.25%	3,813	50
Courtyard	21	609,481	6.50%	2,386	50

TOTAL SERIES 10	385	$11,941,972

SERIES 11
PARTNERSHIP	# OF UNITS	BALANCE	INTEREST RATE	MONTHLY DEBT SERVICE	TERM (YEARS)

Homestead	32	$1,214,213	6.50%	6,408	50
Mountain Oak	24	628,270	8.00%	4,666	50
Eloy	24	623,460	6.00%	2,109	50
Gila Bend	36	1,596,422	8.00%	3,070	50
Creekstone	40	483,122	11.00%	56,427	30
Tifton	36	680,123	0.00%	24,929	42
Cass Towne	10	-	3.00%	17,000	10
Warsaw	56	2,525,495	6.50%	12,984	50
Royston	25	709,716	6.75%	3,009	50
Red Bud	8	228,894	7.25%	863	50
Parsons	38	1,049,767	8.00%	3,943	50

TOTAL SERIES 11	329	$9,739,482

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

GATEWAY TAX CREDIT FUND III, LTD.
(A Florida Limited Partnership)
By: Raymond James Tax Credit Funds, Inc.
(the Managing General Partner)

Date: July 1, 2011	By:/s/ Ronald M. Diner
Ronald M. Diner
President and Director

Date: July 1, 2011	By:/s/ J. Davenport Mosby III
J. Davenport Mosby III
Director

Date: July 1, 2011	By:/s/ Toni S. Matthews
Toni S. Matthews
Vice President and Chief Financial Officer

Date: July 1, 2011	By:/s/ Sandra C. Humphreys
Sandra C. Humphreys
Secretary and Treasurer