Form 10-Q
period 2011-06-30
GATEWAY TAX CREDIT FUND III LTD
filed 2011-08-15
CIK 881716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

BALANCE SHEETS
(Unaudited)

	SERIES 7		SERIES 8		SERIES 9
	June 30,	March 31,	June 30,	March 31,	June 30,	March 31,
	2011	2011	2011	2011	2011	2011
ASSETS
Current Assets:
Cash and Cash Equivalents	$883,933	$770,297	$250,481	$231,397	$198,382	$142,196
Total Current Assets	883,933	770,297	250,481	231,397	198,382	142,196

Total Assets	$883,933	$770,297	$250,481	$231,397	$198,382	$142,196

LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
Payable to General Partners	$3,772	$6,174	$180,424	$183,126	$59,801	$55,327
Distribution Payable	659,650	545,751	47,260	27,385	107,579	55,030

Total Current Liabilities	663,422	551,925	227,684	210,511	167,380	110,357

Long-Term Liabilities:
Payable to General Partners	1,078,499	1,065,589	1,170,358	1,150,230	701,509	690,195

Partners' (Deficit) Equity:
Limited Partners - 10,395, 9,980, and 6,254
units for Series 7, 8, and 9, respectively,
at June 30, 2011 and March 31, 2011	(866,203)	(854,401)	(1,147,722)	(1,125,775)	(670,967)	(651,966)
General Partners	8,215	7,184	161	(3,569)	460	(6,390)

Total Partners' (Deficit) Equity	(857,988)	(847,217)	(1,147,561)	(1,129,344)	(670,507)	(658,356)

Total Liabilities and Partners' Deficit	$883,933	$770,297	$250,481	$231,397	$198,382	$142,196

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

BALANCE SHEETS
(Unaudited)

	SERIES 10		SERIES 11		TOTAL SERIES 7 - 11
	June 30,	March 31,	June 30,	March 31,	June 30,	March 31,
	2011	2011	2011	2011	2011	2011
ASSETS
Current Assets:
Cash and Cash Equivalents	$155,744	$153,660	$352,465	$356,285	$1,841,005	$1,653,835
Total Current Assets	155,744	153,660	352,465	356,285	1,841,005	1,653,835

Investments in Project Partnerships, net	58,139	64,697	221,465	245,863	279,604	310,560

Total Assets	$213,883	$218,357	$573,930	$602,148	$2,120,609	$1,964,395

LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
Payable to General Partners	$30,289	$27,005	$2,862	$4,167	$277,148	$275,799
Distribution Payable	12,000	12,000	125,774	125,774	952,263	765,940

Total Current Liabilities	42,289	39,005	128,636	129,941	1,229,411	1,041,739

Long-Term Liabilities:
Payable to General Partners	243,375	235,562	147,671	140,876	3,341,412	3,282,452

Partners' (Deficit) Equity:
Limited Partners - 5,043 and 5,127 units
for Series 10 and 11, respectively, at
June 30, 2011 and March 31, 2011	(38,883)	(23,468)	297,129	330,500	(2,426,646)	(2,325,110)
General Partners	(32,898)	(32,742)	494	831	(23,568)	(34,686)

Total Partners' (Deficit) Equity	(71,781)	(56,210)	297,623	331,331	(2,450,214)	(2,359,796)

Total Liabilities and Partners' Deficit	$213,883	$218,357	$573,930	$602,148	$2,120,609	$1,964,395

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

	SERIES 7		SERIES 8		SERIES 9
	2011	2010	2011	2010	2011	2010
Revenues:
Distribution Income	$8,047	$4,532	$7,894	$2,175	$3,382	$2,808
Total Revenues	8,047	4,532	7,894	2,175	3,382	2,808

Expenses:
Asset Management Fee - General Partner	12,911	15,065	20,129	20,116	11,314	11,584
General and Administrative:
Other	5,928	3,684	5,988	4,291	4,223	2,726
Amortization	-	73	-	-	-	-

Total Expenses	18,839	18,822	26,117	24,407	15,537	14,310

Loss Before Interest Income	(10,792)	(14,290)	(18,223)	(22,232)	(12,155)	(11,502)
Gain on Sale of Project Partnerships	113,899	-	19,875	-	52,549	-
Interest Income	21	5	6	6	4	2

Net Income (Loss)	$103,128	$(14,285)	$1,658	$(22,226)	$40,398	$(11,500)

Allocation of Net Income (Loss):
Limited Partners	$102,097	$(14,142)	$(2,072)	$(22,004)	$33,548	$(11,385)
General Partners	1,031	(143)	3,730	(222)	6,850	(115)

	$103,128	$(14,285)	$1,658	$(22,226)	$40,398	$(11,500)

Net Income (Loss) Per Limited Partnership Unit	$9.82	$(1.36)	$(0.21)	$(2.20)	$5.36	$(1.82)

Number of Limited Partnership Units Outstanding	10,395	10,395	9,980	9,980	6,254	6,254

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

	SERIES 10		SERIES 11		TOTAL SERIES 7 - 11
	2011	2010	2011	2010	2011	2010
Revenues:
Distribution Income	$2,080	$3,739	$800	$800	$22,203	$14,054
Total Revenues	2,080	3,739	800	800	22,203	14,054

Expenses:
Asset Management Fee - General Partner	7,813	7,813	6,795	6,972	58,962	61,550
General and Administrative:
General Partner	-	-	-	9,813	-	9,813
Other	3,284	1,850	3,324	1,798	22,747	14,349
Amortization	-	-	-	-	-	73

Total Expenses	11,097	9,663	10,119	18,583	81,709	85,785

Loss Before Equity in Loss of Project
Partnerships and Interest Income	(9,017)	(5,924)	(9,319)	(17,783)	(59,506)	(71,731)
Equity in Loss of Project Partnerships	(6,558)	-	(24,398)	-	(30,956)	-
Gain on Sale of Project Partnerships	-	-	-	-	186,323	-
Interest Income	4	4	9	5	44	22

Net (Loss) Income	$(15,571)	$(5,920)	$(33,708)	$(17,778)	$95,905	$(71,709)

Allocation of Net (Loss) Income:
Limited Partners	$(15,415)	$(5,861)	$(33,371)	$(17,600)	$84,787	$(70,992)
General Partners	(156)	(59)	(337)	(178)	11,118	(717)

	$(15,571)	$(5,920)	$(33,708)	$(17,778)	$95,905	$(71,709)

Net Loss Per Limited Partnership Unit	$(3.06)	$(1.16)	$(6.51)	$(3.43)

Number of Limited Partnership Units Outstanding	5,043	5,043	5,127	5,127

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

	SERIES 7			SERIES 8
	Limited	General		Limited	General
	Partners	Partners	Total	Partners	Partners	Total

Balance at March 31, 2010	$(782,420)	$2,449	$(779,971)	$(1,028,499)	$(6,627)	$(1,035,126)

Net Loss	(14,142)	(143)	(14,285)	(22,004)	(222)	(22,226)

Balance at June 30, 2010	$(796,562)	$2,306	$(794,256)	$(1,050,503)	$(6,849)	$(1,057,352)

Balance at March 31, 2011	$(854,401)	$7,184	$(847,217)	$(1,125,775)	$(3,569)	$(1,129,344)

Net Income (Loss)	102,097	1,031	103,128	(2,072)	3,730	1,658

Distributions	(113,899)	-	(113,899)	(19,875)	-	(19,875)

Balance at June 30, 2011	$(866,203)	$8,215	$(857,988)	$(1,147,722)	$161	$(1,147,561)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

	SERIES 9			SERIES 10
	Limited	General		Limited	General
	Partners	Partners	Total	Partners	Partners	Total

Balance at March 31, 2010	$(552,816)	$(50,873)	$(603,689)	$40,732	$(34,113)	$6,619

Net Loss	(11,385)	(115)	(11,500)	(5,861)	(59)	(5,920)

Balance at June 30, 2010	$(564,201)	$(50,988)	$(615,189)	$34,871	$(34,172)	$699

Balance at March 31, 2011	$(651,966)	$(6,390)	$(658,356)	$(23,468)	$(32,742)	$(56,210)

Net (Loss) Income	33,548	6,850	40,398	(15,415)	(156)	(15,571)

Distributions	(52,549)	-	(52,549)	-	-	-

Balance at June 30, 2011	$(670,967)	$460	$(670,507)	$(38,883)	$(32,898)	$(71,781)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

	SERIES 11			TOTAL SERIES 7 - 11
	Limited	General		Limited	General
	Partners	Partners	Total	Partners	Partners	Total

Balance at March 31, 2010	$543,134	$(40,969)	$502,165	$(1,779,869)	$(130,133)	$(1,910,002)

Net Loss	(17,600)	(178)	(17,778)	(70,992)	(717)	(71,709)

Balance at June 30, 2010	$525,534	$(41,147)	$484,387	$(1,850,861)	$(130,850)	$(1,981,711)

Balance at March 31, 2011	$330,500	$831	$331,331	$(2,325,110)	$(34,686)	$(2,359,796)

Net (Loss) Income	(33,371)	(337)	(33,708)	84,787	11,118	95,905

Distributions	-	-	-	(186,323)	-	(186,323)

Balance at June 30, 2011	$297,129	$494	$297,623	$(2,426,646)	$(23,568)	$(2,450,214)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

	SERIES 7		SERIES 8
	2011	2010	2011	2010
Cash Flows from Operating Activities:
Net Income (Loss)	$103,128	$(14,285)	$1,658	$(22,226)
Adjustments to Reconcile Net Income (Loss)
to Net Cash Used in Operating Activities:
Amortization	-	73	-	-
Gain on Sale of Project Partnerships	(113,899)	-	(19,875)	-
Distribution Income	(8,047)	(4,532)	(7,894)	(2,175)
Changes in Operating Assets and Liabilities:
Increase (Decrease) in Payable to General Partners	10,508	(43,809)	17,426	(154,931)
Net Cash Used in Operating Activities	(8,310)	(62,553)	(8,685)	(179,332)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	8,047	6,112	7,894	2,175
Net Proceeds from Sale of Project Partnerships	113,899	-	19,875	-
Net Cash Provided by Investing Activities	121,946	6,112	27,769	2,175

Increase (Decrease) in Cash and Cash Equivalents	113,636	(56,441)	19,084	(177,157)
Cash and Cash Equivalents at Beginning of Year	770,297	209,702	231,397	238,988

Cash and Cash Equivalents at End of Period	$883,933	$153,261	$250,481	$61,831

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$113,899	$-	$19,875	$-
Distribution to Assignees	(113,899)	-	(19,875)	-
Increase in Payable to Affiliate	-	2,420	-	-
	$-	$2,420	$-	$-

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

	SERIES 9		SERIES 10
	2011	2010	2011	2010
Cash Flows from Operating Activities:
Net Income (Loss)	$40,398	$(11,500)	$(15,571)	$(5,920)
Adjustments to Reconcile Net Income (Loss)
to Net Cash Provided by (Used in) Operating Activities:
Equity in Loss of Project Partnerships	-	-	6,558	-
Gain on Sale of Project Partnerships	(52,549)	-	-	-
Distribution Income	(3,382)	(2,808)	(2,080)	(3,739)
Changes in Operating Assets and Liabilities:
Increase (Decrease) in Payable to General Partners	15,788	(31,455)	11,097	(19,378)
Net Cash Provided by (Used in) Operating Activities	255	(45,763)	4	(29,037)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	3,382	5,228	2,080	3,739
Net Proceeds from Sale of Project Partnerships	52,549	-	-	-
Net Cash Provided by Investing Activities	55,931	5,228	2,080	3,739

Increase (Decrease) in Cash and Cash Equivalents	56,186	(40,535)	2,084	(25,298)
Cash and Cash Equivalents at Beginning of Year	142,196	96,912	153,660	153,638

Cash and Cash Equivalents at End of Period	$198,382	$56,377	$155,744	$128,340

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$52,549	$-	$-	$-
Distribution to Assignees	(52,549)	-	-	-
Increase in Payable to Affiliate	-	2,420	-	-
	$-	$2,420	$-	$-

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

	SERIES 11		TOTAL SERIES 7 - 11
	2011	2010	2011	2010
Cash Flows from Operating Activities:
Net (Loss) Income	$(33,708)	$(17,778)	$95,905	$(71,709)
Adjustments to Reconcile Net (Loss) Income
to Net Cash Used in Operating Activities:
Amortization	-	-	-	73
Equity in Loss of Project Partnerships	24,398	-	30,956	-
Gain on Sale of Project Partnerships	-	-	(186,323)	-
Distribution Income	(800)	(800)	(22,203)	(14,054)
Changes in Operating Assets and Liabilities:
Increase (Decrease) in Payable to General Partners	5,490	4,330	60,309	(245,243)
Net Cash Used in Operating Activities	(4,620)	(14,248)	(21,356)	(330,933)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	800	800	22,203	18,054
Net Proceeds from Sale of Project Partnerships	-	-	186,323	-
Net Cash Provided by Investing Activities	800	800	208,526	18,054

(Decrease) Increase in Cash and Cash Equivalents	(3,820)	(13,448)	187,170	(312,879)
Cash and Cash Equivalents at Beginning of Year	356,285	209,968	1,653,835	909,208

Cash and Cash Equivalents at End of Period	$352,465	$196,520	$1,841,005	$596,329

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$-	$-	$186,323	$-
Distribution to Assignees	-	-	(186,323)	-
Increase in Receivable from Affiliate	-	(4,840)	-	(4,840)
Increase in Payable to Affiliate	-	-	-	4,840
	$-	$(4,840)	$-	$-

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

NOTE 1 - ORGANIZATION:

Gateway Tax Credit Fund III Ltd. (“Gateway”), a Florida Limited Partnership, was formed October 17, 1991 under the laws of Florida.  Gateway offered its limited partnership interests in Series (“Series”).  The first Series for Gateway is Series 7.  Operations commenced on July 16, 1992 for Series 7, January 4, 1993 for Series 8, September 30, 1993 for Series 9, January 21, 1994 for Series 10 and April 29, 1994 for Series 11.  Each Series invests, as a limited partner, in other limited partnerships (“Project Partnerships”), each of which owns and operates apartment complexes eligible for Low-Income Housing Tax Credits (“Tax Credits”), provided for in Section 42 of the Internal Revenue Code of 1986.  Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the limited partnership agreement (the “Agreement”).  As of June 30, 2011, Gateway had received capital contributions of $1,000 from the General Partners and $36,799,000 from the investor Limited Partners.

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

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected remaining low-income housing tax credits and other tax benefits is less than the carrying amount of the investment, Gateway recognizes an impairment loss.  As part of its analysis, Gateway has historically considered the residual value of the Project Partnerships as one key component of its estimate of future cash flows.  Gateway is continuing to execute its process of disposition of its interest in Project Partnerships that have reached the end of their Tax Credit compliance period, refer to Note 5 - Summary of Disposition Activities for the most recent update of those on-going activities.  No impairment expense was recognized during each of the three month periods ended June 30, 2011 or 2010.

Gateway, as a limited partner in the Project Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance and continued eligibility of Tax Credits.  If the cost of operating a property exceeds the rental income earned thereon, Gateway may deem it in its best interest to voluntarily provide funds in order to protect its investment.  However, Gateway does not guarantee any of the mortgages or other debt of the Project Partnerships.  No such funding to Project Partnerships occurred during each of the three month periods ended June 30, 2011 or 2010.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

Gateway holds variable interests in 105 VIEs, which consist of Project Partnerships (Refer to Note 1 - Organization for information about Gateway’s involvement in the Project Partnerships).  Gateway is not the primary beneficiary of the VIEs.  Since its inception, Gateway’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to Gateway’s capital contributions to those VIEs, which is approximately $22,321,101 at June 30, 2011.  Over the course of the investment and Tax Credit Cycle, this maximum exposure to loss was offset by actual losses experienced by the Project Partnerships recorded by Gateway in its equity accounting.  Accordingly, at the current stage of the investment and Tax Credit Cycle, the carrying value of Gateway’s interest in the VIEs has been reduced to $279,604.  Tabular disclosures within Note 4 - Investments in Project Partnerships detail total capital contributions to VIEs, the carrying amount of assets and liabilities related to Gateway’s VIEs and the aggregate assets, liabilities and Gateway’s exposure to loss from those VIEs.  Gateway may be subject to additional losses to the extent of any financial support that Gateway voluntarily provides to those Project Partnerships in the future.  Gateway does not currently intend to provide future financial support to the Project Partnerships.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

Basis of Preparation

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles.  These statements should be read in conjunction with the financial statements and notes thereto included with Gateway's report on Form 10-K for the year ended March 31, 2011.  In the opinion of management, these financial statements include adjustments, consisting only of normal recurring adjustments, necessary to fairly summarize Gateway's financial position and results of operations.  The results of operations for the periods may not be indicative of the results to be expected for the year.

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

For the three months ended June 30, 2011 and 2010, the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

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

	2011	2010
Series 7	$12,911	$15,065
Series 8	20,129	20,116
Series 9	11,314	11,584
Series 10	7,813	7,813
Series 11	6,795	6,972
Total	$58,962	$61,550

General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis.  This expense is included in the Statements of Operations.  During fiscal year 2011, the General Partner ceased further allocations of general and administrative expenses to Gateway.

	2011	2010
Series 7	$-	$-
Series 8	-	-
Series 9	-	-
Series 10	-	-
Series 11	-	9,813
Total	$-	$9,813

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS:

As of June 30, 2011, Gateway had acquired a 99% interest in the profits, losses, and Tax Credits as a limited partner in Project Partnerships (Series 7 - 21, Series 8 - 39, and Series 9 - 20) which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Project Partnership agreement. Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

	SERIES 7		SERIES 8		SERIES 9
	June 30,	March 31,	June 30,	March 31,	June 30,	March 31,
	2011	2011	2011	2011	2011	2011
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$3,857,952	$4,648,444	$6,793,467	$6,965,669	$4,121,282	$4,599,313

Cumulative equity in losses of Project
Partnerships (1) (2)	(3,677,126)	(4,533,144)	(6,704,158)	(6,877,633)	(3,759,606)	(4,242,472)

Cumulative distributions received from
Project Partnerships	(170,762)	(177,214)	(179,115)	(179,115)	(151,583)	(164,111)

Investment in Project Partnerships before
Adjustment	10,064	(61,914)	(89,806)	(91,079)	210,093	192,730

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	406,038	496,983	512,354	513,903	193,978	218,681
Accumulated amortization of acquisition
fees and expenses	(210,633)	(229,600)	(161,278)	(161,554)	(96,139)	(103,479)

Reserve for Impairment of Investment in
Project Partnerships	(205,469)	(205,469)	(261,270)	(261,270)	(307,932)	(307,932)

Investments in Project Partnerships	$-	$-	$-	$-	$-	$-

(1) In accordance with Gateway's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $3,804,293 in Series 7, $8,682,070 in Series 8, and $3,095,832 in Series 9 for the period ended June 30, 2011; and cumulative suspended losses of $5,196,366 in Series 7, $8,784,792 in Series 8, and $3,506,137 in Series 9 for the year ended March 31, 2011 are not included.

(2) In accordance with Gateway's accounting policy to apply equity in losses of Project Partnerships to receivables from Project Partnerships, $24,220 in losses are included in Series 8 as of June 30, 2011 and March 31, 2011. (See discussion in Note 2 - Significant Accounting Policies).

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

As of June 30, 2011, Gateway had acquired a 99% interest in the profits, losses, and Tax Credits as a limited partner in Project Partnerships (Series 10 - 14 and Series 11 - 11) which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Project Partnership agreement. Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

	SERIES 10		SERIES 11		TOTAL SERIES 7 - 11
	June 30,	March 31,	June 30,	March 31,	June 30,	March 31,
	2011	2011	2011	2011	2011	2011
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$3,716,106	$3,716,106	$3,832,294	$3,832,294	$22,321,101	$23,761,826

Cumulative equity in losses of Project
Partnerships (1)	(2,357,389)	(2,350,831)	(2,038,078)	(2,013,680)	(18,536,357)	(20,017,761)

Cumulative distributions received from
Project Partnerships	(241,641)	(241,641)	(203,283)	(203,283)	(946,384)	(965,363)

Investment in Project Partnerships before
Adjustment	1,117,076	1,123,634	1,590,933	1,615,331	2,838,360	2,778,702

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	174,878	174,878	267,568	267,568	1,554,816	1,672,013
Accumulated amortization of acquisition
fees and expenses	(147,889)	(147,889)	(200,224)	(200,224)	(816,163)	(842,746)

Reserve for Impairment of Investment in
Project Partnerships	(1,085,926)	(1,085,926)	(1,436,812)	(1,436,812)	(3,297,409)	(3,297,409)

Investments in Project Partnerships	$58,139	$64,697	$221,465	$245,863	$279,604	$310,560

(1) In accordance with Gateway's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $879,618 in Series 10 and $1,627,379 in Series 11 for the period ended June 30, 2011; and cumulative suspended losses of $856,925 in Series 10 and $1,579,776 in Series 11 for the year ended March 31, 2011 are not included.

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 7 and Series 8 as of March 31 and the respective summarized statements of operations for the three months ended March 31 of each year:

	SERIES 7		SERIES 8 (1)
	2011	2010	2011	2010
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$2,572,680	$3,538,515	$4,322,168	$4,331,684
Investment properties, net	11,024,940	15,931,880	19,811,954	21,033,213
Other assets	21,297	27,939	69,940	318,674
Total assets	$13,618,917	$19,498,334	$24,204,062	$25,683,571

Liabilities and Partners' Deficit:
Current liabilities	$565,301	$775,867	$1,447,465	$1,373,763
Long-term debt	17,184,255	24,463,674	32,313,356	33,354,386
Total liabilities	17,749,556	25,239,541	33,760,821	34,728,149

Partners' deficit
Limited Partner	(3,868,639)	(5,421,690)	(8,723,835)	(8,356,287)
General Partners	(262,000)	(319,517)	(832,924)	(688,291)
Total partners' deficit	(4,130,639)	(5,741,207)	(9,556,759)	(9,044,578)

Total liabilities and partners' deficit	$13,618,917	$19,498,334	$24,204,062	$25,683,571

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$705,518	$1,023,057	$1,317,890	$1,329,118
Expenses:
Operating expenses	534,607	798,447	972,624	968,590
Interest expense	82,180	125,188	166,767	169,647
Depreciation and amortization	168,738	252,060	346,867	349,321

Total expenses	785,525	1,175,695	1,486,258	1,487,558

Net loss	$(80,007)	$(152,638)	$(168,368)	$(158,440)

Other partners' share of net income	$11,459	$12,441	$2,256	$50

Gateway's share of net loss	$(91,466)	$(165,079)	$(170,624)	$(158,490)
Suspended losses	91,466	165,079	170,624	158,490

Equity in Loss of Project Partnerships	$-	$-	$-	$-

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

(1) As discussed in Note 4, an affiliate of the General Partner (Value Partners, Inc.) is the operating general partner in one of the Project Partnerships included in Series 8 above (Logan Heights). The Logan Heights Project Partnership is not consolidated in Gateway's financial statements as Gateway's investment in Logan Heights is accounted for under the equity method. The information below is included for related party disclosure purposes. The Project Partnership's financial information for the periods ending March 2011 and March 2010 is as follows:

	March 2011	March 2010
Total Assets	$450,294	$428,350
Total Liabilities	801,794	796,030
Gateway Deficit	(234,155)	(335,354)
Other Partner's Deficit	(117,344)	(32,326)
Total Revenue	34,094	31,027
Net Income	$3,473	$517

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 9 and Series 10 as of March 31 and the respective summarized statements of operations for the three months ended March 31 of each year:

	SERIES 9		SERIES 10
	2011	2010	2011	2010
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$1,980,187	$2,178,303	$2,102,567	$2,014,727
Investment properties, net	10,925,240	13,097,601	9,898,785	10,277,874
Other assets	46,744	32,754	62,800	47,814
Total assets	$12,952,171	$15,308,658	$12,064,152	$12,340,415

Liabilities and Partners' Deficit:
Current liabilities	$466,819	$487,037	$489,722	$465,954
Long-term debt	15,858,420	18,523,562	11,854,606	11,952,788
Total liabilities	16,325,239	19,010,599	12,344,328	12,418,742

Partners' (deficit) equity
Limited Partner	(2,970,739)	(3,261,773)	246,568	414,769
General Partners	(402,329)	(440,168)	(526,744)	(493,096)
Total partners' deficit	(3,373,068)	(3,701,941)	(280,176)	(78,327)

Total liabilities and partners' deficit	$12,952,171	$15,308,658	$12,064,152	$12,340,415

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$643,991	$703,785	$478,706	$471,902
Expenses:
Operating expenses	459,621	546,435	342,401	324,939
Interest expense	76,205	93,807	47,289	48,528
Depreciation and amortization	162,807	186,805	109,906	109,912

Total expenses	698,633	827,047	499,596	483,379

Net loss	$(54,642)	$(123,262)	$(20,890)	$(11,477)

Other partners' share of net (loss) income	$(546)	$(1,233)	$8,361	$15,370

Gateway's share of net loss	$(54,096)	$(122,029)	$(29,251)	$(26,847)
Suspended losses	54,096	122,029	22,693	26,847

Equity in Loss of Project Partnerships	$-	$-	$(6,558)	$-

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 11 and Total Series 7 - 11 as of March 31 and the respective summarized statements of operations for the three months ended March 31 of each year:

	SERIES 11		TOTAL SERIES 7 - 11
	2011	2010	2011	2010
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$1,114,618	$1,186,260	$12,092,220	$13,249,489
Investment properties, net	8,187,103	8,899,952	59,848,022	69,240,520
Other assets	222,849	268,513	423,630	695,694
Total assets	$9,524,570	$10,354,725	$72,363,872	$83,185,703

Liabilities and Partners' Deficit:
Current liabilities	$422,442	$400,879	$3,391,749	$3,503,500
Long-term debt	9,604,676	9,799,866	86,815,313	98,094,276
Total liabilities	10,027,118	10,200,745	90,207,062	101,597,776

Partners' (deficit) equity
Limited Partner	(28,653)	574,026	(15,345,298)	(16,050,955)
General Partners	(473,895)	(420,046)	(2,497,892)	(2,361,118)
Total partners' (deficit) equity	(502,548)	153,980	(17,843,190)	(18,412,073)

Total liabilities and partners' deficit	$9,524,570	$10,354,725	$72,363,872	$83,185,703

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$461,767	$468,575	$3,607,872	$3,996,437
Expenses:
Operating expenses	356,431	361,050	2,665,684	2,999,461
Interest expense	49,476	52,124	421,917	489,294
Depreciation and amortization	131,021	130,989	919,339	1,029,087

Total expenses	536,928	544,163	4,006,940	4,517,842

Net loss	$(75,161)	$(75,588)	$(399,068)	$(521,405)

Other partners' share of net (loss) income	$(3,161)	$(1,698)	$18,369	$24,930

Gateway's share of net loss	$(72,000)	$(73,890)	$(417,437)	$(546,335)
Suspended losses	47,602	73,890	386,481	546,335

Equity in Loss of Project Partnerships	$(24,398)	$-	$(30,956)	$-

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

The aggregate assets, liabilities and exposure to loss from the VIEs in which Gateway holds a variable interest, but has concluded that it is not the primary beneficiary, are provided in the table below (refer to Note 2 for discussion of variable interest entities).

	March 31, 2011			March 31, 2010
	Aggregate Assets	Aggregate Liabilities	Our Risk Of Loss	Aggregate Assets	Aggregate Liabilities	Our Risk Of Loss
Series 7	$13,618,917	$17,749,556	$-	$19,498,334	$25,239,541	$-
Series 8	24,204,062	33,760,821	-	25,683,571	34,728,149	-
Series 9	12,952,171	16,325,239	-	15,308,658	19,010,599	-
Series 10	12,064,152	12,344,328	58,139	12,340,415	12,418,742	64,697
Series 11	9,524,570	10,027,118	221,465	10,354,725	10,200,745	245,863
Total	$72,363,872	$90,207,062	$279,604	$83,185,703	$101,597,776	$310,560

NOTE 5 - SUMMARY OF DISPOSITION ACTIVITIES:

Gateway at one time held investments in 133 Project Partnerships (39 in Series 7, 43 in Series 8, 24 in Series 9, 15 in Series 10, and 12 in Series 11).  As of June 30, 2011, Gateway has sold its interest in 28 Project Partnerships (18 in Series 7, 4 in Series 8, 4 in Series 9, 1 in Series 10 and 1 in Series 11).  A summary of the sale transactions for the Project Partnerships disposed during the current fiscal year-to-date and the previous fiscal year are summarized below.

Fiscal Year 2012 Disposition Activity:

Series 7

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
April 2011	Blue Ridge Elderly Housing	$32,675	$3.14	$32,675
April 2011	Lakeland II	23,875	2.30	23,875
April 2011	Meadow Run Apartments	38,275	3.68	38,275
April 2011	Mount Vernon Rental Housing	19,074	1.83	19,074
				$113,899

The net proceeds per LP unit from the sale of Blue Ridge Elderly Housing, Lake Lakeland II, Meadow Run Apartments and Mount Vernon Rental Housing are a component of the Distribution Payable on the Balance Sheet as of June 30, 2011.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 7 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

Series 8

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
April 2011	Cottondale Rental Housing	$19,875	$1.99	$19,875
				$19,875

The net proceeds per LP unit from the sale of Cottondale Rental Housing is a component of the Distribution Payable on the Balance Sheet as of June 30, 2011.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 8 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

NOTE 5 - SUMMARY OF DISPOSITION ACTIVITIES (Continued):

Series 9

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
April 2011	Arbor Trace Apartments Phase I	$19,075	$3.05	$19,075
April 2011	Arbor Trace Apartments Phase II	33,474	5.35	33,474
				$52,549

The net proceeds per LP unit from the sale of Arbor Trace Apartment Phase and Arbor Trace Apartments Phase II are a component of the Distribution Payable on the Balance Sheet as of June 30, 2011.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 9 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

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

NOTE 6 - SIGNIFICANT EQUITY INVESTEES:

Certain Project Partnerships constitute 20% or more of assets, equity or income (loss) from continuing operations of the respective Series in which they are held (“Significant Project Partnerships”).  In accordance with Gateway’s policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized results of operations as of March 31, 2011 for each Significant Project Partnership:

Series 10
	Heatherwood Apartments, Ltd.	Stigler Properties
Rental and other income	$34,948	$22,002
Gross profit	5,796	5,269
Net loss	$(4,728)	$(1,896)

Series 11
	Creekstone Apartments, L.P.	Magnolia Place Apartments, L.P.
Rental and other income	$50,400	$37,851
Gross profit	2,040	942
Net loss	$(15,032)	$(9,612)

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

Distribution income arises from any cash distributions received from Project Partnerships which have a zero investment balance for financial reporting purposes.  Distribution income increased $8,149 from $14,054 for the three months ended June 30, 2010 to $22,203 for the three months ended June 30, 2011.  The increase in distribution income for the period ended June 30, 2011 results primarily from an increase of gross distributions received from Project Partnerships.  The gross distributions received from Project Partnerships increased from $18,054 for the three month period ended June 30, 2010 to $22,203 for the same period ended in 2011.

Total expenses of Gateway were $81,709 for the three months ended June 30, 2011, a decrease of $4,076 as compared to the three months ended June 30, 2010 total expenses of $85,785.  The decrease results primarily from decreases in asset management fees and general and administrative expenses - General Partner due to sales of Project Partnerships (Gateway ceases accruing Asset Management Fees and General and Administrative expenses - General Partner for sold Project Partnerships) along with the cessation of accruals for general and administrative expenses - General Partner in Series 8 beginning in fiscal year 2010, and Series 7, Series 9, Series 10, and Series 11 beginning in fiscal year 2011.

Equity in Loss of Project Partnerships increased from $0 for the three months ended June 30, 2010 to $30,956 for the three months ended June 30, 2011 because of an increase in the losses from Project Partnerships with a positive investment balance.  Because Gateway utilizes the equity method of accounting to account for its investment in Project Partnerships, income or losses from Project Partnerships with a zero investment balance are not recognized in the Statement of Operations.  For the three months ended March 31, 2011 (Project Partnership financial information is on a three-month lag), Gateway’s share of the net loss was $417,437, of which $386,481 was suspended.  For the three months ended March 31, 2010, Gateway’s share of the net loss was $546,335, of which $546,335 was suspended.

Gain on Sale of Project Partnerships increased from $0 for the three months ended June 30, 2010 to $186,323 for the three months ended June 30, 2011.  As more fully discussed within this MD&A, seven Project Partnership investments were sold during the first quarter of fiscal year 2012 as compared to the first quarter of fiscal year 2011 when no Project Partnership investments were sold.  The amount of the gain or loss from the sale of a Project Partnership and the period in which it is recognized on the Statement of Operations is dependent upon the specifics related to each sale or disposition transaction.  Refer to the discussion of each Project Partnership sold in the Exit Strategy section within this MD&A.

Interest income increased $22 from $22 for the three months ended June 30, 2010 to $44 for the three months ended June 30, 2011.  The change in interest income results primarily from the fluctuation of interest rates on short-term investments over this period along with the maturation of investments in securities over the same period.  Cash and Cash Equivalents increased $1,244,676 from $596,329 as of June 30, 2010 to $1,841,005 as of June 30, 2011.  Interest income is generally one source of funds available to pay administrative costs of Gateway.

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

In total, Gateway reported net income of $95,905 from operations for the three months ended June 30, 2011.  Cash and Cash Equivalents increased by $187,170 during the three months ended June 30, 2011.  Of the Cash and Cash Equivalents on hand as of June 30, 2011 and March 31, 2011, $952,263 and $765,940, respectively, are payable to certain Series’ Limited Partners arising from the sale of Project Partnerships.  Distributions will occur to those certain Limited Partners in a subsequent period, less the applicable state tax withholding.

The financial performance of each respective Series is summarized as follows:

Series 7 - Gateway closed this series on October 16, 1992 after receiving $10,395,000 from 635 Limited Partner investors.  Equity in Loss of Project Partnerships has been $0 for each of the three month periods ended June 30, 2011 and 2010.  For the three months ended March 31, 2011 and 2010, the Project Partnerships generated a loss of $80,007 and $152,638 on Rental and other income of $705,518 and $1,023,057, respectively.  Gateway’s share of the Project Partnerships’ net loss for the three months ended March 31, 2011 and 2010 was $91,466 and $165,079, of which $91,466 and $165,079 were suspended, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  These Project Partnerships reported depreciation and amortization of $168,738 and $252,060 for the three months ended March 31, 2011 and 2010, respectively.  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At June 30, 2011, the Series had $883,933 of Cash and Cash Equivalents.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had net income of $103,128 for the three months ended June 30, 2011.  However, after considering the changes in operating assets and liabilities, net cash used in operating activities was $8,310.  Cash provided by investing activities totaled $121,946 consisting of $8,047 in cash distributions from the Project Partnerships and $113,899 in net proceeds from the Sale of Project Partnerships (refer to the Exit Strategy section within this MD&A for more detailed discussion of these sales of Project Partnerships).

Series 8 - Gateway closed this Series on June 28, 1993 after receiving $9,980,000 from 664 Limited Partner investors.  Equity in Loss of Project Partnerships has been $0 for each of the three month periods ended June 30, 2011 and 2010.  For the three months ended March 31, 2011 and 2010, the Project Partnerships generated a loss of $168,368 and $158,440 on Rental and other income of $1,317,890 and $1,329,118, respectively.  Gateway’s share of the Project Partnerships’ net loss for the three months ended March 31, 2011 and 2010 was $170,624 and $158,490, of which $170,624 and $158,490 were suspended, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  These Project Partnerships reported depreciation and amortization of $346,867 and $349,321 for the three months ended March 31, 2011 and 2010, respectively.  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

At June 30, 2011, the Series had $250,481 of Cash and Cash Equivalents.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had net income of $1,658 for the three months ended June 30, 2011.  However, after considering the changes in operating assets and liabilities, net cash used in operating activities was $8,685.  Cash provided by investing activities totaled $27,769 consisting of $7,894 in cash distributions from the Project Partnerships and $19,875 in net proceeds from the Sale of Project Partnerships (refer to the Exit Strategy section within this MD&A for more detailed discussion of these sales of Project Partnerships).

Series 9 - Gateway closed this Series on September 30, 1993 after receiving $6,254,000 from 406 Limited Partner investors.  Equity in Loss of Project Partnerships has been $0 for each of the three month periods ended June 30, 2011 and 2010.  For the three months ended March 31, 2011 and 2010, the Project Partnerships generated a loss of $54,642 and $123,262 on Rental and other income of $643,991and $703,785, respectively.  Gateway’s share of the Project Partnerships’ net loss for three months ended March 31, 2011 and 2010 was $54,096 and $122,029, of which $54,096 and $122,029 were suspended, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  These Project Partnerships reported depreciation and amortization of $162,807 and $186,805 for the three months ended March 31, 2011 and 2010, respectively.  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At June 30, 2011, the Series had $198,382 of Cash and Cash Equivalents.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had net income of $40,398 for the three months ended June 30, 2011.  However, after considering the changes in operating assets and liabilities, net cash provided by operating activities was $255.  Cash provided by investing activities totaled $55,931 consisting of $3,382 in cash distributions from the Project Partnerships and $52,549 in net proceeds from the Sale of Project Partnerships (refer to the Exit Strategy section within this MD&A for more detailed discussion of these sales of Project Partnerships).

Series 10 - Gateway closed this Series on January 21, 1994 after receiving $5,043,000 from 325 Limited Partner investors.  Equity in Loss of Project Partnerships increased from $0 for the three months ended June 30, 2010 to $6,558 for the three months ended June 30, 2011.  For the three months ended March 31, 2011 and 2010, the Project Partnerships generated a loss of $20,890 and $11,477 on Rental and other income of $478,706 and $471,902, respectively.  Gateway’s share of the Project Partnerships’ net loss for the three months ended March 31, 2011 and 2010 was $29,251 and $26,847, of which $22,693 and $26,847 were suspended, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  These Project Partnerships reported depreciation and amortization of $109,906 and $109,912 for the three months ended March 31, 2011 and 2010, respectively.  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At June 30, 2011, the Series had $155,744 of Cash and Cash Equivalents.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $15,571 for the three months ended June 30, 2011.  However, after considering the changes in operating assets and liabilities, net cash provided by operating activities was $4.  Cash provided by investing activities totaled $2,080 consisting of cash distributions from the Project Partnerships.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Series 11 - Gateway closed this Series on April 29, 1994 after receiving $5,127,000 from 330 Limited Partner investors.  Equity in Loss of Project Partnerships increased from $0 for the three months ended June 30, 2010 to $24,398 for the three months ended June 30, 2011.  For the three months ended March 31, 2011 and 2010, the Project Partnerships generated a loss of $75,161 and $75,588 on Rental and other income of $461,767 and $468,575, respectively.  Gateway’s share of the Project Partnerships’ net loss for the three months ended March 31, 2011 and 2010 was $72,000 and $73,890, of which $47,602 and $73,890 were suspended, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  These Project Partnerships reported depreciation and amortization of $131,021 and $130,989 for the three months ended March 31, 2011 and 2010, respectively.  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At June 30, 2011, the Series had $352,465 of Cash and Cash Equivalents.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $33,708 for the three months ended June 30, 2011.  However, after considering the changes in operating assets and liabilities, net cash used in operating activities was $4,620.  Cash provided by investing activities consists of cash distributions from the Project Partnerships totaling $800.

Critical Accounting Estimates

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss.  No impairment expense was recognized during each of the three month periods ended June 30, 2011 or 2010.

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

As of June 30, 2011, Gateway holds a limited partner interest in 105 Project Partnerships which own and operate government assisted multi-family housing complexes.  Gateway at one time held investments in 133 Project Partnerships.  As of December 31, 2010, all of the Project Partnerships had reached the end of their Tax Credit compliance period.  As of June 30, 2011, 28 of the Project Partnerships have been sold (18 in Series 7, 4 in Series 8, 4 in Series 9, 1 in Series 10 and 1 in Series 11) and, in accordance with the Gateway partnership agreement, the entire net proceeds received from these sales either have been or will be distributed to the Limited Partners of the respective Series.  A summary of the sale transactions for the Project Partnerships disposed during the current fiscal year-to-date and the previous fiscal year are summarized below.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Fiscal Year 2012 Disposition Activity:

Series 7

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
April 2011	Blue Ridge Elderly Housing	$32,675	$3.14	$32,675
April 2011	Lakeland II	23,875	2.30	23,875
April 2011	Meadow Run Apartments	38,275	3.68	38,275
April 2011	Mount Vernon Rental Housing	19,074	1.83	19,074
				$113,899

The net proceeds per LP unit from the sale of Blue Ridge Elderly Housing, Lake Lakeland II, Meadow Run Apartments and Mount Vernon Rental Housing are a component of the Distribution Payable on the Balance Sheet as of June 30, 2011.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 7 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

Series 8

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
April 2011	Cottondale Rental Housing	$19,875	$1.99	$19,875
				$19,875

The net proceeds per LP unit from the sale of Cottondale Rental Housing is a component of the Distribution Payable on the Balance Sheet as of June 30, 2011.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 8 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

Series 9

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
April 2011	Arbor Trace Apartments Phase I	$19,075	$3.05	$19,075
April 2011	Arbor Trace Apartments Phase II	33,474	5.35	33,474
				$52,549

The net proceeds per LP unit from the sale of Arbor Trace Apartment Phase and Arbor Trace Apartments Phase II are a component of the Distribution Payable on the Balance Sheet as of June 30, 2011.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 9 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

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

Status Update on Unsold Project Partnerships:

The following summarizes the most recent status of the sale/disposal process for the Project Partnership investments held as of June 30, 2011:

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

Under the supervision and with the participation of the Managing General Partner’s management, including the Chief Executive Officer and Chief Financial Officer, Gateway has evaluated the effectiveness of its disclosure controls and procedures applicable to each of the Series as well as to the total partnership pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures applicable to each of the Series as well as to the total partnership are effective.  There were no changes in Gateway’s internal control over financial reporting during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, Gateway’s internal control over financial reporting.

With respect to the Rule 13a-14(a)/15d-14(a) Certifications of the President and Chief Financial Officer, respectively, of the Managing General Partner of Gateway (see Exhibits 31.1 and 31.2 included herein), such certifications are applicable to each of the Series as well as to the total partnership.

PART II - Other Information

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

GATEWAY TAX CREDIT FUND III, LTD.
(A Florida Limited Partnership)
By: Raymond James Tax Credit Funds, Inc.
(the Managing General Partner)

Date: August 15, 2011	By:/s/ Ronald M. Diner
Ronald M. Diner
President

Date: August 15, 2011	By:/s/ Toni S. Matthews
Toni S. Matthews
Vice President and Chief Financial Officer