Form 10-Q
period 2011-09-30
GATEWAY TAX CREDIT FUND III LTD
filed 2011-11-10
CIK 881716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

BALANCE SHEETS
(Unaudited)

	SERIES 7		SERIES 8		SERIES 9
	September 30,	March 31,	September 30,	March 31,	September 30,	March 31,
	2011	2011	2011	2011	2011	2011
ASSETS
Current Assets:
Cash and Cash Equivalents	$866,643	$770,297	$125,264	$231,397	$175,842	$142,196
Total Current Assets	866,643	770,297	125,264	231,397	175,842	142,196

Total Assets	$866,643	$770,297	$125,264	$231,397	$175,842	$142,196

LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
Payable to General Partners	$3,098	$6,174	$78,810	$183,126	$42,518	$55,327
Distribution Payable	666,627	545,751	47,259	27,385	111,748	55,030

Total Current Liabilities	669,725	551,925	126,069	210,511	154,266	110,357

Long-Term Liabilities:
Payable to General Partners	1,089,079	1,065,589	1,190,036	1,150,230	711,538	690,195

Partners' (Deficit) Equity:
Limited Partners - 10,395, 9,980, and 6,254
units for Series 7, 8, and 9, respectively,
at September 30, 2011 and March 31, 2011	(900,105)	(854,401)	(1,190,998)	(1,125,775)	(690,462)	(651,966)
General Partners	7,944	7,184	157	(3,569)	500	(6,390)

Total Partners' Deficit	(892,161)	(847,217)	(1,190,841)	(1,129,344)	(689,962)	(658,356)

Total Liabilities and Partners' Deficit	$866,643	$770,297	$125,264	$231,397	$175,842	$142,196

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

BALANCE SHEETS
(Unaudited)

	SERIES 10		SERIES 11		TOTAL SERIES 7 - 11
	September 30,	March 31,	September 30,	March 31,	September 30,	March 31,
	2011	2011	2011	2011	2011	2011
ASSETS
Current Assets:
Cash and Cash Equivalents	$149,354	$153,660	$441,355	$356,285	$1,758,458	$1,653,835
Total Current Assets	149,354	153,660	441,355	356,285	1,758,458	1,653,835

Investments in Project Partnerships, net	41,880	64,697	197,996	245,863	239,876	310,560

Total Assets	$191,234	$218,357	$639,351	$602,148	$1,998,334	$1,964,395

LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
Payable to General Partners	$2,144	$27,005	$2,159	$4,167	$128,729	$275,799
Distribution Payable	38,145	12,000	225,544	125,774	1,089,323	765,940

Total Current Liabilities	40,289	39,005	227,703	129,941	1,218,052	1,041,739

Long-Term Liabilities:
Payable to General Partners	251,188	235,562	154,466	140,876	3,396,307	3,282,452

Partners' (Deficit) Equity:
Limited Partners - 5,043 and 5,127 units
for Series 10 and 11, respectively, at
September 30, 2011 and March 31, 2011	(93,205)	(23,468)	256,095	330,500	(2,618,675)	(2,325,110)
General Partners	(7,038)	(32,742)	1,087	831	2,650	(34,686)

Total Partners' (Deficit) Equity	(100,243)	(56,210)	257,182	331,331	(2,616,025)	(2,359,796)

Total Liabilities and Partners' Deficit	$191,234	$218,357	$639,351	$602,148	$1,998,334	$1,964,395

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

	SERIES 7		SERIES 8		SERIES 9
	2011	2010	2011	2010	2011	2010
Revenues:
Distribution Income	$-	$1,957	$868	$5,271	$6,893	$2,844
Total Revenues	-	1,957	868	5,271	6,893	2,844

Expenses:
Asset Management Fee - General Partner	10,579	15,067	19,677	20,117	10,030	11,585
General and Administrative:
Other	23,621	23,192	24,477	23,303	16,324	15,010
Amortization	-	73	-	-	-	-

Total Expenses	34,200	38,332	44,154	43,420	26,354	26,595

Loss Before Equity in Loss of Project Partnerships
and Other Income	(34,200)	(36,374)	(43,286)	(38,149)	(19,461)	(23,751)
Equity in Loss of Project Partnerships	-	(288)	-	-	-	-
Gain on Sale of Project Partnerships	6,977	157,948	-	-	4,169	-
Interest Income	27	8	6	7	6	4

Net (Loss) Income	$(27,196)	$121,294	$(43,280)	$(38,142)	$(15,286)	$(23,747)

Allocation of Net (Loss) Income:
Limited Partners	$(26,924)	$120,082	$(43,276)	$(37,760)	$(15,326)	$(23,510)
General Partners	(272)	1,212	(4)	(382)	40	(237)

	$(27,196)	$121,294	$(43,280)	$(38,142)	$(15,286)	$(23,747)

Net (Loss) Income Per Limited Partnership Unit	$(2.59)	$11.55	$(4.34)	$(3.78)	$(2.45)	$(3.76)

Number of Limited Partnership Units Outstanding	10,395	10,395	9,980	9,980	6,254	6,254

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

	SERIES 10		SERIES 11		TOTAL SERIES 7 - 11
	2011	2010	2011	2010	2011	2010
Revenues:
Distribution Income	$2,569	$700	$2,182	$2,182	$12,512	$12,954
Total Revenues	2,569	700	2,182	2,182	12,512	12,954

Expenses:
Asset Management Fee - General Partner	7,813	7,813	6,795	6,972	54,894	61,554
General and Administrative:
General Partner	-	-	-	10,961	-	10,961
Other	12,412	11,783	12,369	11,871	89,203	85,159
Amortization	-	-	-	-	-	73

Total Expenses	20,225	19,596	19,164	29,804	144,097	157,747

Loss Before Equity in Loss of Project Partnerships
and Other Income	(17,656)	(18,896)	(16,982)	(27,622)	(131,585)	(144,792)
Equity in Loss of Project Partnerships	(10,810)	(18,150)	(23,470)	(110,312)	(34,280)	(128,750)
Gain on Sale of Project Partnerships	26,145	-	99,770	-	137,061	157,948
Interest Income	4	5	11	7	54	31

Net (Loss) Income	$(2,317)	$(37,041)	$59,329	$(137,927)	$(28,750)	$(115,563)

Allocation of Net (Loss) Income:
Limited Partners	$(28,176)	$(36,669)	$58,736	$(136,548)	$(54,966)	$(114,405)
General Partners	25,859	(372)	593	(1,379)	26,216	(1,158)

	$(2,317)	$(37,041)	$59,329	$(137,927)	$(28,750)	$(115,563)

Net (Loss) Income Per Limited Partnership Unit	$(5.59)	$(7.27)	$11.46	$(26.63)

Number of Limited Partnership Units Outstanding	5,043	5,043	5,127	5,127

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

	SERIES 7		SERIES 8		SERIES 9
	2011	2010	2011	2010	2011	2010
Revenues:
Distribution Income	$8,047	$6,489	$8,762	$7,446	$10,275	$5,652
Total Revenues	8,047	6,489	8,762	7,446	10,275	5,652

Expenses:
Asset Management Fee - General Partner	23,490	30,132	39,806	40,233	21,344	23,169
General and Administrative:
Other	29,549	26,876	30,465	27,594	20,547	17,736
Amortization	-	146	-	-	-	-

Total Expenses	53,039	57,154	70,271	67,827	41,891	40,905

Loss Before Equity in Loss of Project Partnerships
and Other Income	(44,992)	(50,664)	(61,509)	(60,381)	(31,616)	(35,253)
Equity in Loss of Project Partnerships	-	(288)	-	-	-	-
Gain on Sale of Project Partnerships	120,876	157,948	19,875	-	56,718	-
Interest Income	48	13	12	13	10	6

Net Income (Loss)	$75,932	$107,009	$(41,622)	$(60,368)	$25,112	$(35,247)

Allocation of Net Income (Loss):
Limited Partners	$75,172	$105,940	$(45,348)	$(59,764)	$18,222	$(34,895)
General Partners	760	1,069	3,726	(604)	6,890	(352)

	$75,932	$107,009	$(41,622)	$(60,368)	$25,112	$(35,247)

Net Income (Loss) Per Limited Partnership Unit	$7.23	$10.19	$(4.54)	$(5.99)	$2.91	$(5.58)

Number of Limited Partnership Units Outstanding	10,395	10,395	9,980	9,980	6,254	6,254

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

	SERIES 10		SERIES 11		TOTAL SERIES 7 - 11
	2011	2010	2011	2010	2011	2010
Revenues:
Distribution Income	$4,649	$4,439	$2,982	$2,982	$34,715	$27,008
Total Revenues	4,649	4,439	2,982	2,982	34,715	27,008

Expenses:
Asset Management Fee - General Partner	15,626	15,626	13,590	13,944	113,856	123,104
General and Administrative:
General Partner	-	-	-	20,774	-	20,774
Other	15,696	13,633	15,693	13,669	111,950	99,508
Amortization	-	-	-	-	-	146

Total Expenses	31,322	29,259	29,283	48,387	225,806	243,532

Loss Before Equity in Loss of Project Partnerships
and Other Income	(26,673)	(24,820)	(26,301)	(45,405)	(191,091)	(216,523)
Equity in Loss of Project Partnerships	(17,368)	(18,150)	(47,868)	(110,312)	(65,236)	(128,750)
Gain on Sale of Project Partnerships	26,145	-	99,770	-	323,384	157,948
Interest Income	8	9	20	12	98	53

Net (Loss) Income	$(17,888)	$(42,961)	$25,621	$(155,705)	$67,155	$(187,272)

Allocation of Net (Loss) Income:
Limited Partners	$(43,592)	$(42,531)	$25,365	$(154,148)	$29,819	$(185,398)
General Partners	25,704	(430)	256	(1,557)	37,336	(1,874)

	$(17,888)	$(42,961)	$25,621	$(155,705)	$67,155	$(187,272)

Net (Loss) Income Per Limited Partnership Unit	$(8.64)	$(8.43)	$4.95	$(30.07)

Number of Limited Partnership Units Outstanding	5,043	5,043	5,127	5,127

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

	SERIES 7			SERIES 8
	Limited	General		Limited	General
	Partners	Partners	Total	Partners	Partners	Total

Balance at March 31, 2010	$(782,420)	$2,449	$(779,971)	$(1,028,499)	$(6,627)	$(1,035,126)

Net Income (Loss)	105,940	1,069	107,009	(59,764)	(604)	(60,368)

Distributions	(157,948)	-	(157,948)	-	-	-

Balance at September 30, 2010	$(834,428)	$3,518	$(830,910)	$(1,088,263)	$(7,231)	$(1,095,494)

Balance at March 31, 2011	$(854,401)	$7,184	$(847,217)	$(1,125,775)	$(3,569)	$(1,129,344)

Net Income (Loss)	75,172	760	75,932	(45,348)	3,726	(41,622)

Distributions	(120,876)	-	(120,876)	(19,875)	-	(19,875)

Balance at September 30, 2011	$(900,105)	$7,944	$(892,161)	$(1,190,998)	$157	$(1,190,841)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

	SERIES 9			SERIES 10
	Limited	General		Limited	General
	Partners	Partners	Total	Partners	Partners	Total

Balance at March 31, 2010	$(552,816)	$(50,873)	$(603,689)	$40,732	$(34,113)	$6,619

Net Loss	(34,895)	(352)	(35,247)	(42,531)	(430)	(42,961)

Balance at September 30, 2010	$(587,711)	$(51,225)	$(638,936)	$(1,799)	$(34,543)	$(36,342)

Balance at March 31, 2011	$(651,966)	$(6,390)	$(658,356)	$(23,468)	$(32,742)	$(56,210)

Net Income (Loss)	18,222	6,890	25,112	(43,592)	25,704	(17,888)

Distributions	(56,718)	-	(56,718)	(26,145)	-	(26,145)

Balance at September 30, 2011	$(690,462)	$500	$(689,962)	$(93,205)	$(7,038)	$(100,243)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

	SERIES 11			TOTAL SERIES 7 - 11
	Limited	General		Limited	General
	Partners	Partners	Total	Partners	Partners	Total

Balance at March 31, 2010	$543,134	$(40,969)	$502,165	$(1,779,869)	$(130,133)	$(1,910,002)

Net Loss	(154,148)	(1,557)	(155,705)	(185,398)	(1,874)	(187,272)

Distributions	-	-	-	(157,948)	-	(157,948)

Balance at September 30, 2010	$388,986	$(42,526)	$346,460	$(2,123,215)	$(132,007)	$(2,255,222)

Balance at March 31, 2011	$330,500	$831	$331,331	$(2,325,110)	$(34,686)	$(2,359,796)

Net Income	25,365	256	25,621	29,819	37,336	67,155

Distributions	(99,770)	-	(99,770)	(323,384)	-	(323,384)

Balance at September 30, 2011	$256,095	$1,087	$257,182	$(2,618,675)	$2,650	$(2,616,025)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

	SERIES 7		SERIES 8
	2011	2010	2011	2010
Cash Flows from Operating Activities:
Net Income (Loss)	$75,932	$107,009	$(41,622)	$(60,368)
Adjustments to Reconcile Net Income (Loss)
to Net Cash Used in Operating Activities:
Amortization	-	146	-	-
Equity in Loss of Project Partnerships	-	288	-	-
Gain on Sale of Project Partnerships	(120,876)	(157,948)	(19,875)	-
Distribution Income	(8,047)	(6,489)	(8,762)	(7,446)
Changes in Operating Assets and Liabilities:
Increase (Decrease) in Payable to General Partners	20,414	(23,811)	(64,511)	49,750
Net Cash Used in Operating Activities	(32,577)	(80,805)	(134,770)	(18,064)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	8,047	5,650	8,762	7,446
Net Proceeds from Sale of Project Partnerships	120,876	157,948	19,875	-
Net Cash Provided by Investing Activities	128,923	163,598	28,637	7,446

Increase (Decrease) in Cash and Cash Equivalents	96,346	82,793	(106,133)	(10,618)
Cash and Cash Equivalents at Beginning of Year	770,297	209,702	231,397	238,988

Cash and Cash Equivalents at End of Period	$866,643	$292,495	$125,264	$228,370

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$120,876	$157,948	$19,875	$-
Distribution to Assignees	(120,876)	(157,948)	(19,875)	-
	$-	$-	$-	$-

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

	SERIES 9		SERIES 10
	2011	2010	2011	2010
Cash Flows from Operating Activities:
Net Income (Loss)	$25,112	$(35,247)	$(17,888)	$(42,961)
Adjustments to Reconcile Net Income (Loss)
to Net Cash Used in Operating Activities:
Equity in Loss of Project Partnerships	-	-	17,368	18,150
Gain on Sale of Project Partnerships	(56,718)	-	(26,145)	-
Distribution Income	(10,275)	(5,652)	(4,649)	(4,439)
Changes in Operating Assets and Liabilities:
Increase (Decrease) in Payable to General Partners	8,534	33,640	(9,235)	9,419
Net Cash Used in Operating Activities	(33,347)	(7,259)	(40,549)	(19,831)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	10,275	5,651	10,098	10,590
Net Proceeds from Sale of Project Partnerships	56,718	-	26,145	-
Net Cash Provided by Investing Activities	66,993	5,651	36,243	10,590

Increase (Decrease) in Cash and Cash Equivalents	33,646	(1,608)	(4,306)	(9,241)
Cash and Cash Equivalents at Beginning of Year	142,196	96,912	153,660	153,638

Cash and Cash Equivalents at End of Period	$175,842	$95,304	$149,354	$144,397

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$56,718	$-	$26,145	$-
Distribution to Assignees	(56,718)	-	(26,145)	-
Increase in Receivable - Other	-	44,256	-	-
Increase in Deferred Gain on Sale of Project Partnerships	-	(43,030)	-	-
Decrease in Payable to General Partners	-	(1,226)	-	-
	$-	$-	$-	$-

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

	SERIES 11		TOTAL SERIES 7 - 11
	2011	2010	2011	2010
Cash Flows from Operating Activities:
Net Income (Loss)	$25,621	$(155,705)	$67,155	$(187,272)
Adjustments to Reconcile Net Income (Loss)
to Net Cash Used in Operating Activities:
Amortization	-	-	-	146
Equity in Loss of Project Partnerships	47,868	110,312	65,236	128,750
Gain on Sale of Project Partnerships	(99,770)	-	(323,384)	(157,948)
Distribution Income	(2,982)	(2,982)	(34,715)	(27,008)
Changes in Operating Assets and Liabilities:
Increase (Decrease) in Payable to General Partners	11,581	13,374	(33,217)	82,372
Net Cash Used in Operating Activities	(17,682)	(35,001)	(258,925)	(160,960)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	2,982	7,822	40,164	37,159
Net Proceeds from Sale of Project Partnerships	99,770	-	323,384	157,948
Net Cash Provided by Investing Activities	102,752	7,822	363,548	195,107

Increase (Decrease) in Cash and Cash Equivalents	85,070	(27,179)	104,623	34,147
Cash and Cash Equivalents at Beginning of Year	356,285	209,968	1,653,835	909,208

Cash and Cash Equivalents at End of Period	$441,355	$182,789	$1,758,458	$943,355

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$99,770	$-	$323,384	$157,948
Distribution to Assignees	(99,770)	-	(323,384)	(157,948)
Increase in Receivable - Other	-	-	-	44,256
Increase in Deferred Gain on Sale of Project Partnerships	-	-	-	(43,030)
Decrease in Payable to General Partners	-	-	-	(1,226)
	$-	$-	$-	$-

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

NOTE 1 - ORGANIZATION:

Gateway Tax Credit Fund III Ltd. (“Gateway”), a Florida Limited Partnership, was formed October 17, 1991 under the laws of Florida.  Gateway offered its limited partnership interests in Series (“Series”).  The first Series for Gateway is Series 7.  Operations commenced on July 16, 1992 for Series 7, January 4, 1993 for Series 8, September 30, 1993 for Series 9, January 21, 1994 for Series 10 and April 29, 1994 for Series 11.  Each Series invests, as a limited partner, in other limited partnerships (“Project Partnerships”), each of which owns and operates apartment complexes eligible for Low-Income Housing Tax Credits (“Tax Credits”), provided for in Section 42 of the Internal Revenue Code of 1986.  Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the limited partnership agreement (the “Agreement”).  As of September 30, 2011, Gateway had received capital contributions of $1,000 from the General Partners and $36,799,000 from the investor Limited Partners.

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

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected remaining low-income housing tax credits and other tax benefits is less than the carrying amount of the investment, Gateway recognizes an impairment loss.  As part of its analysis, Gateway has historically considered the residual value of the Project Partnerships as one key component of its estimate of future cash flows.  Gateway is continuing to execute its process of disposition of its interest in Project Partnerships that have reached the end of their Tax Credit compliance period, refer to Note 5 - Summary of Disposition Activities for the most recent update of those on-going activities.  No impairment expense was recognized during each of the six month periods ended September 30, 2011 or 2010.

Gateway, as a limited partner in the Project Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance and continued eligibility of Tax Credits.  If the cost of operating a property exceeds the rental income earned thereon, Gateway may deem it in its best interest to voluntarily provide funds in order to protect its investment.  However, Gateway does not guarantee any of the mortgages or other debt of the Project Partnerships.  No such funding to Project Partnerships occurred during each of the six month periods ended September 30, 2011 or 2010.

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

Gateway holds variable interests in 99 VIEs, which consist of Project Partnerships (Refer to Note 1 - Organization for information about Gateway’s involvement in the Project Partnerships).  Gateway is not the primary beneficiary of the VIEs.  Since its inception, Gateway’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to Gateway’s capital contributions to those VIEs, which is approximately $20,658,852 at September 30, 2011.  Over the course of the investment and Tax Credit Cycle, this maximum exposure to loss was offset by actual losses experienced by the Project Partnerships recorded by Gateway in its equity accounting.  Accordingly, at the current stage of the investment and Tax Credit Cycle, the carrying value of Gateway’s interest in the VIEs has been reduced to $239,876.  Tabular disclosures within Note 4 - Investments in Project Partnerships detail total capital contributions to VIEs, the carrying amount of assets and liabilities related to Gateway’s VIEs and the aggregate assets, liabilities and Gateway’s exposure to loss from those VIEs.  Gateway may be subject to additional losses to the extent of any financial support that Gateway voluntarily provides to those Project Partnerships in the future.  Gateway does not currently intend to provide future financial support to the Project Partnerships.

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

For the six months ended September 30, 2011 and 2010, the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

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

	2011	2010
Series 7	$23,490	$30,131
Series 8	39,806	40,233
Series 9	21,344	23,169
Series 10	15,626	15,626
Series 11	13,590	13,944
Total	$113,856	$123,103

General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis.  This expense is included in the Statements of Operations.  During fiscal year 2011, the General Partner ceased further allocations of general and administrative expenses to Gateway.

	2011	2010
Series 7	$-	$-
Series 8	-	-
Series 9	-	-
Series 10	-	-
Series 11	-	20,774
Total	$-	$20,774

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS:

As of September 30, 2011, Gateway had acquired a 99% interest in the profits, losses, and Tax Credits as a limited partner in Project Partnerships (Series 7 - 20, Series 8 - 39, and Series 9 - 19) which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Project Partnership agreement. Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

	SERIES 7		SERIES 8		SERIES 9
	September 30,	March 31,	September 30,	March 31,	September 30,	March 31,
	2011	2011	2011	2011	2011	2011
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$3,581,298	$4,648,444	$6,793,467	$6,965,669	$3,824,212	$4,599,313

Cumulative equity in losses of Project
Partnerships (1) (2)	(3,416,047)	(4,533,144)	(6,704,158)	(6,877,633)	(3,489,505)	(4,242,472)

Cumulative distributions received from
Project Partnerships	(146,261)	(177,214)	(179,115)	(179,115)	(124,615)	(164,111)

Investment in Project Partnerships before
Adjustment	18,990	(61,914)	(89,806)	(91,079)	210,092	192,730

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	378,175	496,983	512,354	513,903	174,172	218,681
Accumulated amortization of acquisition
fees and expenses	(191,696)	(229,600)	(161,278)	(161,554)	(76,332)	(103,479)

Reserve for Impairment of Investment in
Project Partnerships	(205,469)	(205,469)	(261,270)	(261,270)	(307,932)	(307,932)

Investments in Project Partnerships	$-	$-	$-	$-	$-	$-

(1) In accordance with Gateway's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $3,857,162 in Series 7, $8,933,515 in Series 8, and $3,160,747 in Series 9 for the period ended September 30, 2011; and cumulative suspended losses of $5,196,366 in Series 7, $8,784,792 in Series 8, and $3,506,137 in Series 9 for the year ended March 31, 2011 are not included.

(2) In accordance with Gateway's accounting policy to apply equity in losses of Project Partnerships to receivables from Project Partnerships, $24,220 in losses are included in Series 8 as of September 30, 2011 and March 31, 2011. (See discussion in Note 2 - Significant Accounting Policies).

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

As of September 30, 2011, Gateway had acquired a 99% interest in the profits, losses, and Tax Credits as a limited partner in Project Partnerships (Series 10 - 13 and Series 11 - 8) which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Project Partnership agreement. Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

	SERIES 10		SERIES 11		TOTAL SERIES 7 - 11
	September 30,	March 31,	September 30,	March 31,	September 30,	March 31,
	2011	2011	2011	2011	2011	2011
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$3,565,393	$3,716,106	$2,894,482	$3,832,294	$20,658,852	$23,761,826

Cumulative equity in losses of Project
Partnerships (1)	(2,217,311)	(2,350,831)	(1,130,636)	(2,013,680)	(16,957,657)	(20,017,761)

Cumulative distributions received from
Project Partnerships	(242,191)	(241,641)	(173,763)	(203,283)	(865,945)	(965,363)

Investment in Project Partnerships before
Adjustment	1,105,891	1,123,634	1,590,083	1,615,331	2,835,250	2,778,702

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	167,749	174,878	201,455	267,568	1,433,905	1,672,013
Accumulated amortization of acquisition
fees and expenses	(145,834)	(147,889)	(170,316)	(200,224)	(745,456)	(842,746)

Reserve for Impairment of Investment in
Project Partnerships	(1,085,926)	(1,085,926)	(1,423,226)	(1,436,812)	(3,283,823)	(3,297,409)

Investments in Project Partnerships	$41,880	$64,697	$197,996	$245,863	$239,876	$310,560

(1) In accordance with Gateway's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $847,360 in Series 10 and $906,963 in Series 11 for the period ended September 30, 2011; and cumulative suspended losses of $856,925 in Series 10 and $1,579,776 in Series 11 for the year ended March 31, 2011 are not included.

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 7 and Series 8 as of June 30 and the respective summarized statements of operations for the six months ended June 30 of each year:

	SERIES 7		SERIES 8 (1)
	2011	2010	2011	2010
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$2,415,356	$3,450,800	$4,343,699	$4,423,474
Investment properties, net	9,823,472	14,838,861	19,465,307	20,683,891
Other assets	16,048	31,784	76,700	349,988
Total assets	$12,254,876	$18,321,445	$23,885,706	$25,457,353

Liabilities and Partners' Deficit:
Current liabilities	$551,955	$723,527	$1,379,362	$1,359,919
Long-term debt	15,836,566	23,307,541	32,313,356	33,354,386
Total liabilities	16,388,521	24,031,068	33,692,718	34,714,305

Partners' deficit
Limited Partner	(3,903,852)	(5,394,428)	(8,971,585)	(8,566,537)
General Partners	(229,793)	(315,195)	(835,427)	(690,415)
Total partners' deficit	(4,133,645)	(5,709,623)	(9,807,012)	(9,256,952)

Total liabilities and partners' deficit	$12,254,876	$18,321,445	$23,885,706	$25,457,353

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$1,338,771	$1,905,739	$2,675,570	$2,683,210
Expenses:
Operating expenses	1,096,962	1,517,956	2,067,294	2,009,087
Interest expense	149,049	238,408	333,533	346,293
Depreciation and amortization	311,964	482,563	693,364	698,643

Total expenses	1,557,975	2,238,927	3,094,191	3,054,023

Net loss	$(219,204)	$(333,188)	$(418,621)	$(370,813)

Other partners' share of net income (loss)	$11,902	$16,959	$3,447	$(983)

Gateway's share of net loss	$(231,106)	$(350,147)	$(422,068)	$(369,830)
Suspended losses	231,106	349,859	422,068	369,830

Equity in Loss of Project Partnerships	$-	$(288)	$-	$-

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

(1) As discussed in Note 3, an affiliate of the General Partner (Value Partners, Inc.) is the operating general partner in one of the Project Partnerships included in Series 8 above (Logan Heights). The Logan Heights Project Partnership is not consolidated in Gateway's financial statements as Gateway's investment in Logan Heights is accounted for under the equity method. The information below is included for related party disclosure purposes. The Project Partnership's financial information for the periods ending June 2011 and June 2010 is as follows:

	June 2011	June 2010
Total Assets	$443,552	$426,600
Total Liabilities	795,376	800,540
Gateway Deficit	(234,477)	(341,551)
Other Partner's Deficit	(117,348)	(32,388)
Total Revenue	66,877	52,905
Net Income (Loss)	$3,149	$(5,742)

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 9 and Series 10 as of June 30 and the respective summarized statements of operations for the six months ended June 30 of each year:

	SERIES 9		SERIES 10
	2011	2010	2011	2010
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$1,739,878	$2,107,730	$2,125,935	$2,049,308
Investment properties, net	9,682,944	12,701,605	9,788,879	10,167,968
Other assets	47,302	54,435	69,090	42,881
Total assets	$11,470,124	$14,863,770	$11,983,904	$12,260,157

Liabilities and Partners' Deficit:
Current liabilities	$371,036	$434,354	$473,583	$440,067
Long-term debt	14,513,118	18,083,323	11,850,415	11,952,788
Total liabilities	14,884,154	18,517,677	12,323,998	12,392,855

Partners' (deficit) equity
Limited Partner	(3,040,658)	(3,221,020)	188,942	(494,217)
General Partners	(373,372)	(432,887)	(529,036)	361,519
Total partners' (deficit) equity	(3,414,030)	(3,653,907)	(340,094)	(132,698)

Total liabilities and partners' deficit	$11,470,124	$14,863,770	$11,983,904	$12,260,157

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$1,165,716	$1,382,726	$959,747	$941,457
Expenses:
Operating expenses	870,767	1,113,437	726,167	690,425
Interest expense	137,228	183,646	94,577	97,057
Depreciation and amortization	302,650	362,545	219,811	219,823

Total expenses	1,310,645	1,659,628	1,040,555	1,007,305

Net loss	$(144,929)	$(276,902)	$(80,808)	$(65,848)

Other partners' share of net (loss) income	$(1,450)	$(2,768)	$16,439	$17,571

Gateway's share of net loss	$(143,479)	$(274,134)	$(97,247)	$(83,419)
Suspended losses	143,479	274,134	79,879	65,269

Equity in Loss of Project Partnerships	$-	$-	$(17,368)	$(18,150)

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 11 and Total Series 7 - 11 as of June 30 and the respective summarized statements of operations for the six months ended June 30 of each year:

	SERIES 11		TOTAL SERIES 7 - 11
	2011	2010	2011	2010
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$1,014,176	$1,166,163	$11,639,044	$13,197,475
Investment properties, net	7,194,418	8,768,962	55,955,020	67,161,287
Other assets	222,423	273,316	431,563	752,404
Total assets	$8,431,017	$10,208,441	$68,025,627	$81,111,166

Liabilities and Partners' Deficit:
Current liabilities	$394,609	$364,783	$3,170,545	$3,322,650
Long-term debt	8,559,153	9,799,866	83,072,608	96,497,904
Total liabilities	8,953,762	10,164,649	86,243,153	99,820,554

Partners' (deficit) equity
Limited Partner	(64,825)	466,474	(15,791,978)	(17,209,728)
General Partners	(457,920)	(422,682)	(2,425,548)	(1,499,660)
Total partners'(deficit) equity	(522,745)	43,792	(18,217,526)	(18,709,388)

Total liabilities and partners' deficit	$8,431,017	$10,208,441	$68,025,627	$81,111,166

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$829,816	$950,673	$6,969,620	$7,863,805
Expenses:
Operating expenses	633,750	770,223	5,394,941	6,101,128
Interest expense	86,814	104,247	801,201	969,651
Depreciation and amortization	246,310	261,979	1,774,100	2,025,553

Total expenses	966,874	1,136,449	7,970,242	9,096,332

Net loss	$(137,058)	$(185,776)	$(1,000,622)	$(1,232,527)

Other partners' share of net (loss) income	$(38,865)	$(6,220)	$(8,529)	$24,559

Gateway's share of net loss	$(98,193)	$(179,556)	$(992,093)	$(1,257,086)
Suspended losses	50,325	69,244	926,857	1,128,336

Equity in Loss of Project Partnerships	$(47,868)	$(110,312)	$(65,236)	$(128,750)

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

The aggregate assets, liabilities and exposure to loss from the VIEs in which Gateway holds a variable interest, but has concluded that it is not the primary beneficiary, are provided in the table below (refer to Note 2 for discussion of variable interest entities).

	June 30, 2011			June 30, 2010
	Aggregate Assets	Aggregate Liabilities	Our Risk Of Loss	Aggregate Assets	Aggregate Liabilities	Our Risk Of Loss
Series 7	$12,254,876	$16,388,521	$-	$18,321,445	$24,031,068	$84,423
Series 8	23,885,706	33,692,718	-	25,457,353	34,714,305	-
Series 9	11,470,124	14,884,154	-	14,863,770	18,517,677	-
Series 10	11,983,904	12,323,998	41,880	12,260,157	12,392,855	72,966
Series 11	8,431,017	8,953,762	197,996	10,208,441	10,164,649	296,720
Total	$68,025,627	$86,243,153	$239,876	$81,111,166	$99,820,554	$454,109

NOTE 5 - SUMMARY OF DISPOSITION ACTIVITIES:

Gateway at one time held investments in 133 Project Partnerships (39 in Series 7, 43 in Series 8, 24 in Series 9, 15 in Series 10, and 12 in Series 11).  As of September 30, 2011, Gateway has sold its interest in 34 Project Partnerships (19 in Series 7, 4 in Series 8, 5 in Series 9, 2 in Series 10 and 4 in Series 11).  A summary of the sale transactions for the Project Partnerships disposed during the current fiscal year-to-date and the previous fiscal year are summarized below.

Fiscal Year 2012 Disposition Activity:

Series 7

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
April 2011	Blue Ridge Elderly Housing	$32,675	$3.14	$32,675
April 2011	Lakeland II	23,875	2.30	23,875
April 2011	Meadow Run Apartments	38,275	3.68	38,275
April 2011	Mount Vernon Rental Housing	19,074	1.83	19,074
August 2011	Cavalry Crossing Apartments	4,977	0.48	4,977
	Other, net (see below)	-	-	2,000
				$120,876

The net proceeds per LP unit from the sale of Blue Ridge Elderly Housing, Lake Lakeland II, Meadow Run Apartments, Mount Vernon Rental Housing and Cavalry Crossing Apartments are a component of the Distribution Payable on the Balance Sheet as of September 30, 2011.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 7 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

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
				$19,875

NOTE 5 - SUMMARY OF DISPOSITION ACTIVITIES:

The net proceeds per LP unit from the sale of Cottondale Rental Housing is a component of the Distribution Payable on the Balance Sheet as of September 30, 2011.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 8 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

Series 9

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
April 2011	Arbor Trace Apartments Phase I	$19,075	$3.05	$19,075
April 2011	Arbor Trace Apartments Phase II	33,474	5.35	33,474
August 2011	Sycamore Landing	4,169	0.67	4,169
				$56,718

The net proceeds per LP unit from the sale of Arbor Trace Apartment Phase, Arbor Trace Apartments Phase II and Sycamore Landing are a component of the Distribution Payable on the Balance Sheet as of September 30, 2011.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 9 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

Series 10

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
September 2011	Peachtree Apartments	$26,145	$5.18	$26,145
				$26,145

The net proceeds per LP unit from the sale of Peachtree Apartments is a component of the Distribution Payable on the Balance Sheet as of September 30, 2011.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 10 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

Series 11

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
August 2011	Parsons Village	$2,681	$0.52	$2,681
September 2011	Mountain Oak Apartments	5,324	1.04	5,324
September 2011	Warsaw Manor Apartments	89,765	17.51	89,765
	Other, net (see below)	-	-	2,000
				$99,770

The net proceeds per LP unit from the sale of Parson Village, Mountain Oak Apartments and Warsaw Manor Apartments are a component of the Distribution Payable on the Balance Sheet as of September 30, 2011.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 11 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

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

Fiscal Year 2011 Disposition Activity:

NOTE 5 - SUMMARY OF DISPOSITION ACTIVITIES (Continued):

Series 7

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
August 2010	Pioneer Apartments, L.P.	$157,948	$15.19	$157,948
December 2010	Lake Village Apartments	65,125	6.27	65,125
December 2010	Savannah Park of Atoka	65,125	6.27	65,125
December 2010	Savannah Park of Coalgate	65,125	6.27	65,125
December 2010	Cardinal Apartments	272,071	26.17	187,362
				$540,685

The net proceeds per LP unit from the sale of Pioneer Apartments, Lake Village Apartments, Savannah Park of Atoka, Savannah Park of Coalgate and Cardinal Apartments are a component of the Distribution Payable on the Balance Sheet as of September 30, 2011.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 7 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

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
				$45,030

The net proceeds per LP unit from the sale of Stilwell Properties III is a component of the Distribution Payable on the Balance Sheet as of September 30, 2011.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 9 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

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
				$125,774

The net proceeds per LP unit from the sale of Cardinal Apartments is a component of the Distribution Payable on the Balance Sheet as of September 30, 2011.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 11 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

NOTE 6 - SIGNIFICANT EQUITY INVESTEES:

Certain Project Partnerships constitute 20% or more of assets, equity or income (loss) from continuing operations of the respective Series in which they are held (“Significant Project Partnerships”).  In accordance with Gateway’s policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized results of operations as of June 30, 2011 for each Significant Project Partnership:

Series 10
	Heatherwood Apartments, Ltd.	Stigler Properties
Rental and other income	$70,582	$44,909
Gross profit	12,527	5,308
Net loss	$(8,521)	$(9,023)

Series 11
	Creekstone Apartments, L.P.	Magnolia Place Apartments, L.P.
Rental and other income	$102,774	$77,661
Gross profit (loss)	10,014	(30)
Net loss	$(27,214)	$(21,138)

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

Distribution income arises from any cash distributions received from Project Partnerships which have a zero investment balance for financial reporting purposes.  Distribution income increased $7,707 from $27,008 for the six months ended September 30, 2010 to $34,715 for the six months ended September 30, 2011.  The increase in distribution income for the period ended September 30, 2011 results primarily from an increase of gross distributions received from Project Partnerships.  The gross distributions received from Project Partnerships increased from $37,159 for the six month period ended September 30, 2010 to $40,164 for the same period ended in 2011.

Total expenses of Gateway were $225,806 for the six months ended September 30, 2011, a decrease of $17,726 as compared to the six months ended September 30, 2010 total expenses of $243,532.  The decrease results primarily from decreases in asset management fees and general and administrative expenses - General Partner due to sales of Project Partnerships (Gateway ceases accruing Asset Management Fees and General and Administrative expenses - General Partner for sold Project Partnerships) along with the cessation of accruals for general and administrative expenses - General Partner in Series 8 beginning in fiscal year 2010, and Series 7, Series 9, Series 10, and Series 11 beginning in fiscal year 2011.

Equity in Loss of Project Partnerships decreased from $128,750 for the six months ended September 30, 2010 to $65,236 for the six months ended September 30, 2011 because of a decrease in the losses from Project Partnerships with positive investment balances.  Because Gateway utilizes the equity method of accounting to account for its investment in Project Partnerships, income or losses from Project Partnerships with a zero investment balance are not recognized in the Statement of Operations.  For the six months ended June 30, 2011 (Project Partnership financial information is on a three-month lag), Gateway’s share of the net loss was $992,093, of which $926,857 was suspended.  For the six months ended June 30, 2010, Gateway’s share of the net loss was $1,257,086, of which $1,128,336 was suspended.

Gain on Sale of Project Partnerships increased from $157,948 for the six months ended September 30, 2010 to $323,384 for the six months ended September 30, 2011.  As more fully discussed within this MD&A, six Project Partnership investments were sold during the second quarter of fiscal year 2012 as compared to the second quarter of fiscal year 2011 when two Project Partnership investments were sold.  The amount of the gain or loss from the sale of a Project Partnership and the period in which it is recognized on the Statement of Operations is dependent upon the specifics related to each sale or disposition transaction.  Refer to the discussion of each Project Partnership sold in the Exit Strategy section within this MD&A.

Interest income increased $45 from $53 for the six months ended September 30, 2010 to $98 for the six months ended September 30, 2011.  The change in interest income results from the fluctuation of interest rates on short-term investments over this period, along with an increase in Cash and Cash Equivalents over the same period.  Interest income is generally one source of funds available to pay administrative costs of Gateway.

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

In total, Gateway reported net income of $67,155 from operations for the six months ended September 30, 2011.  Cash and Cash Equivalents increased by $104,623 during the six months ended September 30, 2011.  Of the Cash and Cash Equivalents on hand as of September 30, 2011 and March 31, 2011, $1,089,323 and $765,940, respectively, are payable to certain Series’ Limited Partners arising from the sale of Project Partnerships.  Distributions will occur to those certain Limited Partners in a subsequent quarter, less the applicable state tax withholding.

The financial performance of each respective Series is summarized as follows:

Series 7 - Gateway closed this series on October 16, 1992 after receiving $10,395,000 from 635 Limited Partner investors.  Equity in Loss of Project Partnerships was $0 for the six months ended September 30, 2011 and $288 for the six months ended September 30, 2010.  For the six months ended June 30, 2011 and 2010, the Project Partnerships generated a loss of $219,204 and $333,188 on Rental and other income of $1,338,771 and $1,905,739, respectively.  Gateway’s share of the Project Partnerships’ net loss for the six months ended June 30, 2011 and 2010 was $231,106 and $350,147, of which $231,106 and $349,859 were suspended, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  These Project Partnerships reported depreciation and amortization of $311,964 and $482,563 for the six months ended June 30, 2011 and 2010, respectively.  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At September 30, 2011, the Series had $866,643 of Cash and Cash Equivalents.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had net income of $75,932 for the six months ended September 30, 2011.  However, after considering the changes in operating assets and liabilities, net cash used in operating activities was $32,577.  Cash provided by investing activities totaled $128,923 consisting of cash distributions from the Project Partnerships of $8,047 and Net Proceeds from Sale of Project Partnerships of $120,876.

Series 8 - Gateway closed this Series on June 28, 1993 after receiving $9,980,000 from 664 Limited Partner investors.  Equity in Loss of Project Partnerships has been $0 for each of the six month periods ended September 30, 2011 and 2010.  For the six months ended June 30, 2011 and 2010, the Project Partnerships generated a loss of $418,621 and $370,813 on Rental and other income of $2,675,570 and $2,683,210, respectively.  Gateway’s share of the Project Partnerships’ net loss for the six months ended June 30, 2011 and 2010 was $422,068 and $369,830, all of which was suspended.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  These Project Partnerships reported depreciation and amortization of $693,364 and $698,643 for the six months ended June 30, 2011 and 2010, respectively.  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At September 30, 2011, the Series had $125,264 of Cash and Cash Equivalents.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $41,622 for the six months ended September 30, 2011.  However, after considering the changes in operating assets and liabilities, net cash used in operating activities was $134,770.  Cash provided by investing activities totaled $28,637 consisting of cash distributions from the Project Partnerships of $8,762 and Net Proceeds from Sale of Project Partnerships of $19,875.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Series 9 - Gateway closed this Series on September 30, 1993 after receiving $6,254,000 from 406 Limited Partner investors.  Equity in Loss of Project Partnerships has been $0 for each of the six month periods ended September 30, 2011 and 2010.  For the six months ended June 30, 2011 and 2010, the Project Partnerships generated a loss of $144,929 and $276,902 on Rental and other income of $1,165,716 and $1,382,726, respectively.  Gateway’s share of the Project Partnerships’ net loss for six months ended June 30, 2011 and 2010 was $143,479 and $274,134, all of which was suspended.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  These Project Partnerships reported depreciation and amortization of $302,650 and $362,545 for the six months ended June 30, 2011 and 2010, respectively.  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At September 30, 2011, the Series had $175,842 of Cash and Cash Equivalents.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had net income of $25,112 for the six months ended September 30, 2011.  However, after considering the changes in operating assets and liabilities, net cash used in operating activities was $33,347.  Cash provided by investing activities totaled $66,993 consisting of cash distributions from the Project Partnerships of $10,275 and Net Proceeds from Sale of Project Partnerships of $56,718.

Series 10 - Gateway closed this Series on January 21, 1994 after receiving $5,043,000 from 325 Limited Partner investors.  Equity in Loss of Project Partnerships decreased from $18,150 for the six months ended September 30, 2010 to $17,368 for the six months ended September 30, 2011.  For the six months ended June 30, 2011 and 2010, the Project Partnerships generated a loss of $80,808 and $65,848 on Rental and other income of $959,747 and $941,457, respectively.  Gateway’s share of the Project Partnerships’ net loss for the six months ended June 30, 2011 and 2010 was $97,247 and $83,419, of which $79,879 and $65,269 were suspended, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  These Project Partnerships reported depreciation and amortization of $219,811 and $219,823 for the six months ended June 30, 2011 and 2010, respectively.  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At September 30, 2011, the Series had $149,354 of Cash and Cash Equivalents.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $17,888 for the six months ended September 30, 2011.  However, after considering the changes in operating assets and liabilities, net cash used in operating activities was $40,549.  Cash provided by investing activities totaled $36,243 consisting of cash distributions from the Project Partnerships of $10,098 and Net Proceeds from Sale of Project Partnerships of $26,145.

Series 11 - Gateway closed this Series on April 29, 1994 after receiving $5,127,000 from 330 Limited Partner investors.  The Equity in Loss of Project Partnerships decreased from $110,312 for the six months ended September 30, 2010 to $47,868 for the six months ended September 30, 2011.  For the six months ended June 30, 2011 and 2010, the Project Partnerships generated a loss of $137,058 and $185,776 on Rental and other income of $829,816 and $950,673, respectively.  Gateway’s share of the Project Partnerships’ net loss for the six months ended June 30, 2011 and 2010 was $98,193 and $179,556, of which $50,325 and $69,244 were suspended, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  These Project Partnerships reported depreciation and amortization of $246,310 and $261,979 for the six months ended June 30, 2011 and 2010, respectively.  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At September 30, 2011, the Series had $441,355 of Cash and Cash Equivalents.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

As disclosed on the statement of cash flows, the Series had net income of $25,621 for the six months ended September 30, 2011.  However, after considering the changes in operating assets and liabilities, net cash used in operating activities was $17,682.  Cash provided by investing activities totaled $102,752 consisting of cash distributions from the Project Partnerships of $2,982 and Net Proceeds from Sale of Project Partnerships of $99,770.

Critical Accounting Estimates

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss.  No impairment expense was recognized during each of the six-month periods ended September 30, 2011 and 2010.

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

As of September 30, 2011, Gateway holds a limited partner interest in 99 Project Partnerships which own and operate government assisted multi-family housing complexes.  Gateway at one time held investments in 133 Project Partnerships.  As of December 31, 2010, all of the Project Partnerships had reached the end of their Tax Credit compliance period.  As of September 30, 2011, 34 of the Project Partnerships have been sold (19 in Series 7, 4 in Series 8, 5 in Series 9, 2 in Series 10 and 4 in Series 11) and, in accordance with the Gateway partnership agreement, the entire net proceeds received from these sales either have been or will be distributed to the Limited Partners of the respective Series.  A summary of the sale transactions for the Project Partnerships disposed during the current fiscal year-to-date and the previous fiscal year are summarized below.

Fiscal Year 2012 Disposition Activity:

Series 7

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
April 2011	Blue Ridge Elderly Housing	$32,675	$3.14	$32,675
April 2011	Lakeland II	23,875	2.30	23,875
April 2011	Meadow Run Apartments	38,275	3.68	38,275
April 2011	Mount Vernon Rental Housing	19,074	1.83	19,074
August 2011	Cavalry Crossing Apartments	4,977	0.48	4,977
	Other, net (see below)	-	-	2,000
				$120,876

The net proceeds per LP unit from the sale of Blue Ridge Elderly Housing, Lake Lakeland II, Meadow Run Apartments, Mount Vernon Rental Housing and Cavalry Crossing Apartments are a component of the Distribution Payable on the Balance Sheet as of September 30, 2011.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 7 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

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
				$19,875

The net proceeds per LP unit from the sale of Cottondale Rental Housing is a component of the Distribution Payable on the Balance Sheet as of September 30, 2011.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 8 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

Series 9

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
April 2011	Arbor Trace Apartments Phase I	$19,075	$3.05	$19,075
April 2011	Arbor Trace Apartments Phase II	33,474	5.35	33,474
August 2011	Sycamore Landing	4,169	0.67	4,169
				$56,718

The net proceeds per LP unit from the sale of Arbor Trace Apartment Phase, Arbor Trace Apartments Phase II and Sycamore Landing are a component of the Distribution Payable on the Balance Sheet as of September 30, 2011.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 9 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

Series 10

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
September 2011	Peachtree Apartments	$26,145	$5.18	$26,145
				$26,145

The net proceeds per LP unit from the sale of Peachtree Apartments is a component of the Distribution Payable on the Balance Sheet as of September 30, 2011.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 10 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

Series 11

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
August 2011	Parsons Village	$2,681	$0.52	$2,681
September 2011	Mountain Oak Apartments	5,324	1.04	5,324
September 2011	Warsaw Manor Apartments	89,765	17.51	89,765
	Other, net (see below)	-	-	2,000
				$99,770

The net proceeds per LP unit from the sale of Parson Village, Mountain Oak Apartments and Warsaw Manor Apartments are a component of the Distribution Payable on the Balance Sheet as of September 30, 2011.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 11 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Fiscal Year 2011 Disposition Activity:

Series 7

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
August 2010	Pioneer Apartments, L.P.	$157,948	$15.19	$157,948
December 2010	Lake Village Apartments	65,125	6.27	65,125
December 2010	Savannah Park of Atoka	65,125	6.27	65,125
December 2010	Savannah Park of Coalgate	65,125	6.27	65,125
December 2010	Cardinal Apartments	272,071	26.17	187,362
				$540,685

The net proceeds per LP unit from the sale of Pioneer Apartments, Lake Village Apartments, Savannah Park of Atoka, Savannah Park of Coalgate and Cardinal Apartments are a component of the Distribution Payable on the Balance Sheet as of September 30, 2011.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 7 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

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
				$45,030

The net proceeds per LP unit from the sale of Stilwell Properties III is a component of the Distribution Payable on the Balance Sheet as of September 30, 2011.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 9 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

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
				$125,774

The net proceeds per LP unit from the sale of Cardinal Apartments is a component of the Distribution Payable on the Balance Sheet as of September 30, 2011.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 11 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

Status Update on Unsold Project Partnerships:

The following summarizes the most recent status of the sale/disposal process for the Project Partnership investments held as of September 30, 2011:

Gateway has approved the sale to the general partner of the Project Partnership or a third party:

Series 8

Antlers Properties	Logan Heights, Ltd.
AAA Properties of Bentonville	Meadowview Properties Limited Partnership
Concordia Senior Housing, L.P.	Mountainburg Properties
Kirksville Senior Apartments, Limited Partnership	Wetumka Properties

These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amounts as approved by Gateway, should all the transactions close without modification, the estimated net proceeds to Gateway from the sales of these Project Partnerships are estimated to be $573,000, or $57.41 per limited partnership unit.  Sales proceeds would be available for distribution, less the applicable state tax withholding, to the Series 8 Limited Partners in a period subsequent to the closing of these sales transactions which would most likely occur within the next two years.

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

Under the supervision and with the participation of the Managing General Partner’s management, including the Chief Executive Officer and Chief Financial Officer, Gateway has evaluated the effectiveness of its disclosure controls and procedures applicable to each of the Series as well as to the total partnership pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures applicable to each of the Series as well as to the total partnership are effective.  There were no changes in Gateway’s internal control over financial reporting during the six months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, Gateway’s internal control over financial reporting.

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

GATEWAY TAX CREDIT FUND III, LTD.
(A Florida Limited Partnership)
By: Raymond James Tax Credit Funds, Inc.
(the Managing General Partner)

Date: November 10, 2011	By:/s/ Ronald M. Diner
Ronald M. Diner
President

Date: November 10, 2011	By:/s/ Toni S. Matthews
Toni S. Matthews
Vice President and Chief Financial Officer