Form 10-Q
period 2011-12-31
GATEWAY TAX CREDIT FUND III LTD
filed 2012-02-10
CIK 881716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

BALANCE SHEETS
(Unaudited)

	SERIES 7		SERIES 8		SERIES 9
	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,
	2011	2011	2011	2011	2011	2011
ASSETS
Current Assets:
Cash and Cash Equivalents	$831,995	$770,297	$163,581	$231,397	$169,739	$142,196
Total Current Assets	831,995	770,297	163,581	231,397	169,739	142,196

Total Assets	$831,995	$770,297	$163,581	$231,397	$169,739	$142,196

LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
Payable to General Partners	$5,268	$6,174	$81,299	$183,126	$42,740	$55,327
Distribution Payable	681,877	545,751	85,362	27,385	111,748	55,030

Total Current Liabilities	687,145	551,925	166,661	210,511	154,488	110,357

Long-Term Liabilities:
Payable to General Partners	1,048,845	1,065,589	1,204,713	1,150,230	715,746	690,195

Partners' (Deficit) Equity:
Limited Partners - 10,395, 9,980, and 6,254
units for Series 7, 8, and 9, respectively,
at December 31, 2011 and March 31, 2011	(911,972)	(854,401)	(1,208,329)	(1,125,775)	(700,994)	(651,966)
General Partners	7,977	7,184	536	(3,569)	499	(6,390)

Total Partners' Deficit	(903,995)	(847,217)	(1,207,793)	(1,129,344)	(700,495)	(658,356)

Total Liabilities and Partners' Deficit	$831,995	$770,297	$163,581	$231,397	$169,739	$142,196

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

BALANCE SHEETS
(Unaudited)

	SERIES 10		SERIES 11		TOTAL SERIES 7 - 11
	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,
	2011	2011	2011	2011	2011	2011
ASSETS
Current Assets:
Cash and Cash Equivalents	$139,868	$153,660	$389,682	$356,285	$1,694,865	$1,653,835
Total Current Assets	139,868	153,660	389,682	356,285	1,694,865	1,653,835

Investments in Project Partnerships, net	2,124	64,697	169,564	245,863	171,688	310,560

Total Assets	$141,992	$218,357	$559,246	$602,148	$1,866,553	$1,964,395

LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
Payable to General Partners	$2,532	$27,005	$1,716	$4,167	$133,555	$275,799
Distribution Payable	38,145	12,000	225,544	125,774	1,142,676	765,940

Total Current Liabilities	40,677	39,005	227,260	129,941	1,276,231	1,041,739

Long-Term Liabilities:
Payable to General Partners	248,400	235,562	108,695	140,876	3,326,399	3,282,452

Partners' (Deficit) Equity:
Limited Partners - 5,043 and 5,127 units
for Series 10 and 11, respectively, at
December 31, 2011 and March 31, 2011	(139,579)	(23,468)	222,296	330,500	(2,738,578)	(2,325,110)
General Partners	(7,506)	(32,742)	995	831	2,501	(34,686)

Total Partners' (Deficit) Equity	(147,085)	(56,210)	223,291	331,331	(2,736,077)	(2,359,796)

Total Liabilities and Partners' Deficit	$141,992	$218,357	$559,246	$602,148	$1,866,553	$1,964,395

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010
(Unaudited)

	SERIES 7		SERIES 8		SERIES 9
	2011	2010	2011	2010	2011	2010
Revenues:
Distribution Income	$2,154	$8,071	$7,001	$7,415	$1,632	$5,007
Total Revenues	2,154	8,071	7,001	7,415	1,632	5,007

Expenses:
Asset Management Fee - General Partner	9,767	14,387	19,678	20,117	9,207	11,314
General and Administrative:
Other	4,265	(419)	4,282	3,554	2,967	2,351

Total Expenses	14,032	13,968	23,960	23,671	12,174	13,665

Loss Before Equity in Income of Project Partnerships
and Other Income	(11,878)	(5,897)	(16,959)	(16,256)	(10,542)	(8,658)
Equity in Income of Project Partnerships	-	288	-	-	-	-
Gain on Sale of Project Partnerships	15,250	195,375	38,103	-	-	43,030
Interest Income	44	11	7	9	9	5

Net Income (Loss)	$3,416	$189,777	$21,151	$(16,247)	$(10,533)	$34,377

Allocation of Net Income (Loss):
Limited Partners	$3,384	$187,878	$20,772	$(16,085)	$(10,532)	$(8,566)
General Partners	32	1,899	379	(162)	(1)	42,943

	$3,416	$189,777	$21,151	$(16,247)	$(10,533)	$34,377

Net Income (Loss) Per Limited Partnership Unit	$0.33	$18.07	$2.08	$(1.61)	$(1.68)	$(1.37)

Number of Limited Partnership Units Outstanding	10,395	10,395	9,980	9,980	6,254	6,254

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010
(Unaudited)

	SERIES 10		SERIES 11		TOTAL SERIES 7 - 11
	2011	2010	2011	2010	2011	2010
Revenues:
Distribution Income	$2,146	$2,146	$985	$-	$13,918	$22,639
Total Revenues	2,146	2,146	985	-	13,918	22,639

Expenses:
Asset Management Fee - General Partner	7,212	7,812	4,229	6,972	50,093	60,602
General and Administrative:
Other	2,028	1,721	2,237	1,709	15,779	8,916

Total Expenses	9,240	9,533	6,466	8,681	65,872	69,518

Loss Before Equity in Loss of Project Partnerships
and Other Income	(7,094)	(7,387)	(5,481)	(8,681)	(51,954)	(46,879)
Equity in Loss of Project Partnerships	(39,756)	(1,604)	(28,432)	-	(68,188)	(1,316)
Gain on Sale of Project Partnerships	-	-	-	-	53,353	238,405
Interest Income	8	5	22	7	90	37

Net (Loss) Income	$(46,842)	$(8,986)	$(33,891)	$(8,674)	$(66,699)	$190,247

Allocation of Net (Loss) Income:
Limited Partners	$(46,373)	$(8,895)	$(33,799)	$(8,587)	$(66,548)	$145,745
General Partners	(469)	(91)	(92)	(87)	(151)	44,502

	$(46,842)	$(8,986)	$(33,891)	$(8,674)	$(66,699)	$190,247

Net (Loss) Income Per Limited Partnership Unit	$(9.20)	$(1.76)	$(6.59)	$(1.67)

Number of Limited Partnership Units Outstanding	5,043	5,043	5,127	5,127

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010
(Unaudited)

	SERIES 7		SERIES 8		SERIES 9
	2011	2010	2011	2010	2011	2010
Revenues:
Distribution Income	$10,201	$14,560	$15,763	$14,861	$11,907	$10,659
Total Revenues	10,201	14,560	15,763	14,861	11,907	10,659

Expenses:
Asset Management Fee - General Partner	33,257	44,518	59,484	60,350	30,551	34,483
General and Administrative:
Other	33,814	26,457	34,747	31,148	23,514	20,087
Amortization	-	146	-	-	-	-

Total Expenses	67,071	71,121	94,231	91,498	54,065	54,570

Loss Before Other Income	(56,870)	(56,561)	(78,468)	(76,637)	(42,158)	(43,911)
Gain on Sale of Project Partnerships	136,126	353,323	57,978	-	56,718	43,030
Interest Income	92	24	19	22	19	11

Net Income (Loss)	$79,348	$296,786	$(20,471)	$(76,615)	$14,579	$(870)

Allocation of Net Income (Loss):
Limited Partners	$78,555	$293,818	$(24,576)	$(75,849)	$7,690	$(43,461)
General Partners	793	2,968	4,105	(766)	6,889	42,591

	$79,348	$296,786	$(20,471)	$(76,615)	$14,579	$(870)

Net Income (Loss) Per Limited Partnership Unit	$7.56	$28.27	$(2.46)	$(7.60)	$1.23	$(6.95)

Number of Limited Partnership Units Outstanding	10,395	10,395	9,980	9,980	6,254	6,254

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010
(Unaudited)

	SERIES 10		SERIES 11		TOTAL SERIES 7 - 11
	2011	2010	2011	2010	2011	2010
Revenues:
Distribution Income	$6,795	$6,585	$3,967	$2,982	$48,633	$49,647
Total Revenues	6,795	6,585	3,967	2,982	48,633	49,647

Expenses:
Asset Management Fee - General Partner	22,838	23,438	17,819	20,916	163,949	183,705
General and Administrative:
General Partner	-	-	-	20,774	-	20,774
Other	17,724	15,354	17,930	15,378	127,729	108,424
Amortization	-	-	-	-	-	146

Total Expenses	40,562	38,792	35,749	57,068	291,678	313,049

Loss Before Equity in Loss of Project Partnerships
and Other Income	(33,767)	(32,207)	(31,782)	(54,086)	(243,045)	(263,402)
Equity in Loss of Project Partnerships	(57,124)	(19,754)	(76,300)	(110,312)	(133,424)	(130,066)
Gain on Sale of Project Partnerships	26,145	-	99,770	-	376,737	396,353
Interest Income	16	14	42	19	188	90

Net (Loss) Income	$(64,730)	$(51,947)	$(8,270)	$(164,379)	$456	$2,975

Allocation of Net (Loss) Income:
Limited Partners	$(89,966)	$(51,427)	$(8,434)	$(162,735)	$(36,731)	$(39,654)
General Partners	25,236	(520)	164	(1,644)	37,187	42,629

	$(64,730)	$(51,947)	$(8,270)	$(164,379)	$456	$2,975

Net (Loss) Income Per Limited Partnership Unit	$(17.84)	$(10.20)	$(1.65)	$(31.74)

Number of Limited Partnership Units Outstanding	5,043	5,043	5,127	5,127

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010
(Unaudited)

	SERIES 7			SERIES 8
	Limited	General		Limited	General
	Partners	Partners	Total	Partners	Partners	Total

Balance at March 31, 2010	$(782,420)	$2,449	$(779,971)	$(1,028,499)	$(6,627)	$(1,035,126)

Net Income (Loss)	293,818	2,968	296,786	(75,849)	(766)	(76,615)

Distributions	(353,323)	-	(353,323)	-	-	-

Balance at December 31, 2010	$(841,925)	$5,417	$(836,508)	$(1,104,348)	$(7,393)	$(1,111,741)

Balance at March 31, 2011	$(854,401)	$7,184	$(847,217)	$(1,125,775)	$(3,569)	$(1,129,344)

Net Income (Loss)	78,555	793	79,348	(24,576)	4,105	(20,471)

Distributions	(136,126)	-	(136,126)	(57,978)	-	(57,978)

Balance at December 31, 2011	$(911,972)	$7,977	$(903,995)	$(1,208,329)	$536	$(1,207,793)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010
(Unaudited)

	SERIES 9			SERIES 10
	Limited	General		Limited	General
	Partners	Partners	Total	Partners	Partners	Total

Balance at March 31, 2010	$(552,816)	$(50,873)	$(603,689)	$40,732	$(34,113)	$6,619

Net (Loss) Income	(43,461)	42,591	(870)	(51,427)	(520)	(51,947)

Distributions	(43,030)	-	(43,030)	-	-	-

Balance at December 31, 2010	$(639,307)	$(8,282)	$(647,589)	$(10,695)	$(34,633)	$(45,328)

Balance at March 31, 2011	$(651,966)	$(6,390)	$(658,356)	$(23,468)	$(32,742)	$(56,210)

Net Income (Loss)	7,690	6,889	14,579	(89,966)	25,236	(64,730)

Distributions	(56,718)	-	(56,718)	(26,145)	-	(26,145)

Balance at December 31, 2011	$(700,994)	$499	$(700,495)	$(139,579)	$(7,506)	$(147,085)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010
(Unaudited)

	SERIES 11			TOTAL SERIES 7 - 11
	Limited	General		Limited	General
	Partners	Partners	Total	Partners	Partners	Total

Balance at March 31, 2010	$543,134	$(40,969)	$502,165	$(1,779,869)	$(130,133)	$(1,910,002)

Net (Loss) Income	(162,735)	(1,644)	(164,379)	(39,654)	42,629	2,975

Distributions	-	-	-	(396,353)	-	(396,353)

Balance at December 31, 2010	$380,399	$(42,613)	$337,786	$(2,215,876)	$(87,504)	$(2,303,380)

Balance at March 31, 2011	$330,500	$831	$331,331	$(2,325,110)	$(34,686)	$(2,359,796)

Net (Loss) Income	(8,434)	164	(8,270)	(36,731)	37,187	456

Distributions	(99,770)	-	(99,770)	(376,737)	-	(376,737)

Balance at December 31, 2011	$222,296	$995	$223,291	$(2,738,578)	$2,501	$(2,736,077)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010
(Unaudited)

	SERIES 7		SERIES 8
	2011	2010	2011	2010
Cash Flows from Operating Activities:
Net Income (Loss)	$79,348	$296,786	$(20,471)	$(76,615)
Adjustments to Reconcile Net Income (Loss)
to Net Cash Used in Operating Activities:
Amortization	-	146	-	-
Gain on Sale of Project Partnerships	(136,126)	(353,323)	(57,978)	-
Distribution Income	(10,201)	(14,560)	(15,763)	(14,861)
Changes in Operating Assets and Liabilities:
(Decrease) Increase in Payable to General Partners	(17,650)	(12,165)	(47,345)	73,419
Net Cash Used in Operating Activities	(84,629)	(83,116)	(141,557)	(18,057)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	10,201	13,720	15,763	14,861
Net Proceeds from Sale of Project Partnerships	136,126	353,323	57,978	-
Net Cash Provided by Investing Activities	146,327	367,043	73,741	14,861

Increase (Decrease) in Cash and Cash Equivalents	61,698	283,927	(67,816)	(3,196)
Cash and Cash Equivalents at Beginning of Year	770,297	209,702	231,397	238,988

Cash and Cash Equivalents at End of Period	$831,995	$493,629	$163,581	$235,792

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$136,126	$353,323	$57,978	$-
Distribution to Assignees	(136,126)	(353,323)	(57,978)	-
Increase in Receivable – Other	-	272,333	-	-
Increase in Deferred Gain on Sale of Project Partnership	-	(187,362)	-	-
Decrease in Net Investment	-	(84,709)	-	-
Decrease in Payable to General Partners	-	(262)	-	-
	$-	$-	$-	$-

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010
(Unaudited)

	SERIES 9		SERIES 10
	2011	2010	2011	2010
Cash Flows from Operating Activities:
Net Income (Loss)	$14,579	$(870)	$(64,730)	$(51,947)
Adjustments to Reconcile Net Income (Loss)
to Net Cash Used in Operating Activities:
Equity in Loss of Project Partnerships	-	-	57,124	19,754
Gain on Sale of Project Partnerships	(56,718)	(43,030)	(26,145)	-
Distribution Income	(11,907)	(10,659)	(6,795)	(6,585)
Changes in Operating Assets and Liabilities:
Increase (Decrease) in Payable to General Partners	12,964	48,570	(11,635)	18,952
Net Cash Used in Operating Activities	(41,082)	(5,989)	(52,181)	(19,826)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	11,907	10,659	12,244	13,486
Net Proceeds from Sale of Project Partnerships	56,718	43,030	26,145	-
Net Cash Provided by Investing Activities	68,625	53,689	38,389	13,486

Increase (Decrease) in Cash and Cash Equivalents	27,543	47,700	(13,792)	(6,340)
Cash and Cash Equivalents at Beginning of Year	142,196	96,912	153,660	153,638

Cash and Cash Equivalents at End of Period	$169,739	$144,612	$139,868	$147,298

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$56,718	$43,030	$26,145	$-
Distribution to Assignees	(56,718)	(43,030)	(26,145)	-
Increase in Receivable - Other	-	-	-	-
Increase in Deferred Gain on Sale of Project Partnerships	-	-	-	-
Decrease in Net Investment	-	-	-	-
Decrease in Payable to General Partners	-	-	-	-
	$-	$-	$-	$-

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010
(Unaudited)

	SERIES 11		TOTAL SERIES 7 - 11
	2011	2010	2011	2010
Cash Flows from Operating Activities:
Net (Loss) Income	$(8,270)	$(164,379)	$456	$2,975
Adjustments to Reconcile Net (Loss) Income
to Net Cash Used in Operating Activities:
Amortization	-	-	-	146
Equity in Loss of Project Partnerships	76,300	110,312	133,424	130,066
Gain on Sale of Project Partnerships	(99,770)	-	(376,737)	(396,353)
Distribution Income	(3,967)	(2,982)	(48,633)	(49,647)
Changes in Operating Assets and Liabilities:
(Decrease) Increase in Payable to General Partners	(34,633)	15,263	(98,299)	144,039
Net Cash Used in Operating Activities	(70,340)	(41,786)	(389,789)	(168,774)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	3,967	7,822	54,082	60,548
Net Proceeds from Sale of Project Partnerships	99,770	-	376,737	396,353
Net Cash Provided by Investing Activities	103,737	7,822	430,819	456,901

Increase (Decrease) in Cash and Cash Equivalents	33,397	(33,964)	41,030	288,127
Cash and Cash Equivalents at Beginning of Year	356,285	209,968	1,653,835	909,208

Cash and Cash Equivalents at End of Period	$389,682	$176,004	$1,694,865	$1,197,335

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$99,770	$-	$376,737	$396,353
Distribution to Assignees	(99,770)	-	(376,737)	(396,353)
Increase in Receivable - Other	-	177,667	-	450,000
Increase in Deferred Gain on Sale of Project Partnerships	-	(125,774)	-	(313,136)
Decrease in Net Investment	-	(49,893)	-	(134,602)
Decrease in Payable to General Partners	-	(2,000)	-	(2,262)
	$-	$-	$-	$-

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011
(Unaudited)

NOTE 1 - ORGANIZATION:

Gateway Tax Credit Fund III Ltd. (“Gateway”), a Florida Limited Partnership, was formed October 17, 1991 under the laws of Florida.  Gateway offered its limited partnership interests in Series (“Series”).  The first Series for Gateway is Series 7.  Operations commenced on July 16, 1992 for Series 7, January 4, 1993 for Series 8, September 30, 1993 for Series 9, January 21, 1994 for Series 10 and April 29, 1994 for Series 11.  Each Series invests, as a limited partner, in other limited partnerships (“Project Partnerships”), each of which owns and operates apartment complexes eligible for Low-Income Housing Tax Credits (“Tax Credits”), provided for in Section 42 of the Internal Revenue Code of 1986.  Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the limited partnership agreement (the “Agreement”).  As of December 31, 2011, Gateway had received capital contributions of $1,000 from the General Partners and $36,799,000 from the investor Limited Partners.

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

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected remaining low-income housing tax credits and other tax benefits is less than the carrying amount of the investment, Gateway recognizes an impairment loss.  As part of its analysis, Gateway has historically considered the residual value of the Project Partnerships as one key component of its estimate of future cash flows.  Gateway is continuing to execute its process of disposition of its interest in Project Partnerships that have reached the end of their Tax Credit compliance period, refer to Note 5 - Summary of Disposition Activities for the most recent update of those on-going activities.  No impairment expense was recognized during each of the nine month periods ended December 31, 2011 or 2010.

Gateway, as a limited partner in the Project Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance and continued eligibility of Tax Credits.  If the cost of operating a property exceeds the rental income earned thereon, Gateway may deem it in its best interest to voluntarily provide funds in order to protect its investment.  However, Gateway does not guarantee any of the mortgages or other debt of the Project Partnerships.  No such funding to Project Partnerships occurred during each of the nine month periods ended December 31, 2011 or 2010.

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

Gateway holds variable interests in 94 VIEs, which consist of Project Partnerships (Refer to Note 1 - Organization for information about Gateway’s involvement in the Project Partnerships).  Gateway is not the primary beneficiary of the VIEs.  Since its inception, Gateway’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to Gateway’s capital contributions to those VIEs, which is approximately $19,886,225 at December 31, 2011.  Over the course of the investment and Tax Credit Cycle, this maximum exposure to loss was offset by actual losses experienced by the Project Partnerships recorded by Gateway in its equity accounting.  Accordingly, at the current stage of the investment and Tax Credit Cycle, the carrying value of Gateway’s interest in the VIEs has been reduced to $171,688.  Tabular disclosures within Note 4 - Investments in Project Partnerships detail total capital contributions to VIEs, the carrying amount of assets and liabilities related to Gateway’s VIEs and the aggregate assets, liabilities and Gateway’s exposure to loss from those VIEs.  Gateway may be subject to additional losses to the extent of any financial support that Gateway voluntarily provides to those Project Partnerships in the future.  Gateway does not currently intend to provide future financial support to the Project Partnerships.

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

For the nine months ended December 31, 2011 and 2010, the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

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

	2011	2010
Series 7	$33,257	$44,518
Series 8	59,484	60,350
Series 9	30,551	34,483
Series 10	22,838	23,438
Series 11	17,819	20,916
Total	$163,949	$183,705

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

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS:

As of December 31, 2011, Gateway had acquired a 99% interest in the profits, losses, and Tax Credits as a limited partner in Project Partnerships (Series 7 - 18, Series 8 - 36, and Series 9 - 19) which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Project Partnership agreement. Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

	SERIES 7		SERIES 8		SERIES 9
	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,
	2011	2011	2011	2011	2011	2011
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$3,308,861	$4,648,444	$6,293,277	$6,965,669	$3,824,212	$4,599,313

Cumulative equity in losses of Project
Partnerships (1) (2)	(3,186,081)	(4,533,144)	(6,271,505)	(6,877,633)	(3,489,505)	(4,242,472)

Cumulative distributions received from
Project Partnerships	(132,154)	(177,214)	(144,159)	(179,115)	(124,615)	(164,111)

Investment in Project Partnerships before
Adjustment	(9,374)	(61,914)	(122,387)	(91,079)	210,092	192,730

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	347,475	496,983	476,293	513,903	174,172	218,681
Accumulated amortization of acquisition
fees and expenses	(161,201)	(229,600)	(139,622)	(161,554)	(76,332)	(103,479)

Reserve for Impairment of Investment in
Project Partnerships	(176,900)	(205,469)	(214,284)	(261,270)	(307,932)	(307,932)

Investments in Project Partnerships	$-	$-	$-	$-	$-	$-

(1) In accordance with Gateway's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $3,936,530 in Series 7, $8,847,600 in Series 8, and $3,257,945 in Series 9 for the period ended December 31, 2011; and cumulative suspended losses of $5,196,366 in Series 7, $8,784,792 in Series 8, and $3,506,137 in Series 9 for the year ended March 31, 2011 are not included.

(2) In accordance with Gateway's accounting policy to apply equity in losses of Project Partnerships to receivables from Project Partnerships, $24,220 in losses are included in Series 8 as of December 31, 2011 and March 31, 2011. (See discussion in Note 2 - Significant Accounting Policies).

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

As of December 31, 2011, Gateway had acquired a 99% interest in the profits, losses, and Tax Credits as a limited partner in Project Partnerships (Series 10 - 13 and Series 11 - 8) which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Project Partnership agreement. Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

	SERIES 10		SERIES 11		TOTAL SERIES 7 - 11
	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,
	2011	2011	2011	2011	2011	2011
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$3,565,393	$3,716,106	$2,894,482	$3,832,294	$19,886,225	$23,761,826

Cumulative equity in losses of Project
Partnerships (1)	(2,257,067)	(2,350,831)	(1,159,068)	(2,013,680)	(16,363,226)	(20,017,761)

Cumulative distributions received from
Project Partnerships	(242,191)	(241,641)	(173,763)	(203,283)	(816,882)	(965,363)

Investment in Project Partnerships before
Adjustment	1,066,135	1,123,634	1,561,651	1,615,331	2,706,117	2,778,702

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	167,749	174,878	201,455	267,568	1,367,144	1,672,013
Accumulated amortization of acquisition
fees and expenses	(145,834)	(147,889)	(170,316)	(200,224)	(693,305)	(842,746)

Reserve for Impairment of Investment in
Project Partnerships	(1,085,926)	(1,085,926)	(1,423,226)	(1,436,812)	(3,208,268)	(3,297,409)

Investments in Project Partnerships	$2,124	$64,697	$169,564	$245,863	$171,688	$310,560

(1) In accordance with Gateway's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $916,627 in Series 10 and $935,693 in Series 11 for the period ended December 31, 2011; and cumulative suspended losses of $856,925 in Series 10 and $1,579,776 in Series 11 for the year ended March 31, 2011 are not included.

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 7 and Series 8 as of September 30 and the respective summarized statements of operations for the nine months ended September 30 of each year:

	SERIES 7		SERIES 8 (1)
	2011	2010	2011	2010
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$2,457,210	$3,099,586	$4,436,900	$4,376,054
Investment properties, net	9,667,490	13,799,275	19,118,660	20,334,569
Other assets	11,599	14,401	136,457	356,849
Total assets	$12,136,299	$16,913,262	$23,692,017	$25,067,472

Liabilities and Partners' Deficit:
Current liabilities	$591,001	$671,569	$1,446,192	$1,357,243
Long-term debt	15,836,566	21,306,909	32,313,356	33,354,386
Total liabilities	16,427,567	21,978,478	33,759,548	34,711,629

Partners' deficit
Limited Partner	(4,059,899)	(4,789,148)	(9,229,499)	(8,948,849)
General Partners	(231,369)	(276,068)	(838,032)	(695,308)
Total partners' deficit	(4,291,268)	(5,065,216)	(10,067,531)	(9,644,157)

Total liabilities and partners' deficit	$12,136,299	$16,913,262	$23,692,017	$25,067,472

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$1,973,722	$2,603,372	$4,019,623	$4,019,935
Expenses:
Operating expenses	1,659,030	2,074,876	3,158,522	3,209,518
Interest expense	223,573	327,995	500,300	519,439
Depreciation and amortization	467,945	650,979	1,039,941	1,047,965

Total expenses	2,350,548	3,053,850	4,698,763	4,776,922

Net loss	$(376,826)	$(450,478)	$(679,140)	$(756,987)

Other partners' share of net income (loss)	$17,713	$25,709	$4,583	$(3,972)

Gateway's share of net loss	$(394,539)	$(476,187)	$(683,723)	$(753,015)
Suspended losses	394,539	476,187	683,723	753,015

Equity in Loss of Project Partnerships	$-	$-	$-	$-

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

(1) As discussed in Note 3, an affiliate of the General Partner (Value Partners, Inc.) is the operating general partner in one of the Project Partnerships included in Series 8 above (Logan Heights). The Logan Heights Project Partnership is not consolidated in Gateway's financial statements as Gateway's investment in Logan Heights is accounted for under the equity method. The information below is included for related party disclosure purposes. The Project Partnership's financial information for the periods ending September 2011 and September 2010 is as follows:

	September 2011	September 2010
Total Assets	$450,217	$427,139
Total Liabilities	795,259	802,512
Gateway Deficit	(227,763)	(342,970)
Other Partner's Deficit	(117,280)	(32,403)
Total Revenue	107,209	84,801
Net Income (Loss)	$9,931	$(7,176)

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 9 and Series 10 as of September 30 and the respective summarized statements of operations for the nine months ended September 30 of each year:

	SERIES 9		SERIES 10
	2011	2010	2011	2010
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$1,782,080	$2,199,747	$2,104,504	$2,085,261
Investment properties, net	9,531,619	12,520,332	9,678,973	10,058,063
Other assets	42,063	52,179	71,078	45,113
Total assets	$11,355,762	$14,772,258	$11,854,555	$12,188,437

Liabilities and Partners' Deficit:
Current liabilities	$354,855	$465,111	$442,520	$440,551
Long-term debt	14,513,118	18,083,323	11,850,415	11,952,788
Total liabilities	14,867,973	18,548,434	12,292,935	12,393,339

Partners' (deficit) equity
Limited Partner	(3,137,857)	(3,342,066)	92,119	291,124
General Partners	(374,354)	(434,110)	(530,499)	(496,026)
Total partners' (deficit) equity	(3,512,211)	(3,776,176)	(438,380)	(204,902)

Total liabilities and partners' deficit	$11,355,762	$14,772,258	$11,854,555	$12,188,437

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$1,746,970	$2,097,626	$1,440,817	$1,413,025
Expenses:
Operating expenses	1,330,262	1,677,510	1,148,327	1,075,755
Interest expense	205,842	275,469	141,866	145,586
Depreciation and amortization	453,975	543,817	329,718	329,736

Total expenses	1,990,079	2,496,796	1,619,911	1,551,077

Net loss	$(243,109)	$(399,170)	$(179,094)	$(138,052)

Other partners' share of net (loss) income	$(2,431)	$(3,991)	$9,563	$20,474

Gateway's share of net loss	$(240,678)	$(395,179)	$(188,657)	$(158,526)
Suspended losses	240,678	395,179	131,533	138,772

Equity in Loss of Project Partnerships	$-	$-	$(57,124)	$(19,754)

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 11 and Total Series 7 - 11 as of September 30 and the respective summarized statements of operations for the nine months ended September 30 of each year:

	SERIES 11		TOTAL SERIES 7 - 11
	2011	2010	2011	2010
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$753,269	$1,224,481	$11,533,963	$12,985,129
Investment properties, net	5,534,034	8,637,973	53,530,776	65,350,212
Other assets	211,872	271,135	473,069	739,677
Total assets	$6,499,175	$10,133,589	$65,537,808	$79,075,018

Liabilities and Partners' Deficit:
Current liabilities	$348,441	$354,587	$3,183,009	$3,289,061
Long-term debt	6,054,098	9,799,866	80,567,553	94,497,272
Total liabilities	6,402,539	10,154,453	83,750,562	97,786,333

Partners' (deficit) equity
Limited Partner	400,817	404,287	(15,934,319)	(16,384,652)
General Partners	(304,181)	(425,151)	(2,278,435)	(2,326,663)
Total partners'(deficit) equity	96,636	(20,864)	(18,212,754)	(18,711,315)

Total liabilities and partners' deficit	$6,499,175	$10,133,589	$65,537,808	$79,075,018

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$992,610	$1,430,471	$10,173,742	$11,564,429
Expenses:
Operating expenses	796,094	1,131,563	8,092,235	9,169,222
Interest expense	93,632	156,371	1,165,213	1,424,860
Depreciation and amortization	272,657	392,969	2,564,236	2,965,466

Total expenses	1,162,383	1,680,903	11,821,684	13,559,548

Net loss	$(169,773)	$(250,432)	$(1,647,942)	$(1,995,119)

Other partners' share of net (loss) income	$(1,697)	$(7,156)	$27,731	$31,064

Gateway's share of net loss	$(168,076)	$(243,276)	$(1,675,673)	$(2,026,183)
Suspended losses	91,776	132,964	1,542,249	1,896,117

Equity in Loss of Project Partnerships	$(76,300)	$(110,312)	$(133,424)	$(130,066)

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

The aggregate assets, liabilities and exposure to loss from the VIEs in which Gateway holds a variable interest, but has concluded that it is not the primary beneficiary, are provided in the table below (refer to Note 2 for discussion of variable interest entities).

	September 30, 2011			September 30, 2010
	Aggregate Assets	Aggregate Liabilities	Our Risk Of Loss	Aggregate Assets	Aggregate Liabilities	Our Risk Of Loss
Series 7	$12,136,299	$16,427,567	$-	$16,913,262	$21,978,478	$-
Series 8	23,692,017	33,759,548	-	25,067,473	34,711,629	-
Series 9	11,355,762	14,867,973	-	14,772,259	18,548,434	-
Series 10	11,854,555	12,292,935	2,124	12,188,437	12,393,339	70,612
Series 11	6,499,175	6,402,539	169,564	10,133,589	10,154,453	246,828
Total	$65,537,808	$83,750,562	$171,688	$79,075,020	$97,786,333	$317,440

NOTE 5 - SUMMARY OF DISPOSITION ACTIVITIES:

Gateway at one time held investments in 133 Project Partnerships (39 in Series 7, 43 in Series 8, 24 in Series 9, 15 in Series 10, and 12 in Series 11).  As of December 31, 2011, Gateway has sold its interest in 39 Project Partnerships (21 in Series 7, 7 in Series 8, 5 in Series 9, 2 in Series 10 and 4 in Series 11).  A summary of the sale transactions for the Project Partnerships disposed during the current fiscal year-to-date and the previous fiscal year are summarized below.

Fiscal Year 2012 Disposition Activity:

Series 7

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
April 2011	Blue Ridge Elderly Housing	$32,675	$3.14	$32,675
April 2011	Lakeland II	23,875	2.30	23,875
April 2011	Meadow Run Apartments	38,275	3.68	38,275
April 2011	Mount Vernon Rental Housing	19,074	1.83	19,074
August 2011	Cavalry Crossing Apartments	4,977	0.48	4,977
December 2011	Nottingham Apartments	6,650	0.64	6,650
December 2011	Vardaman Manor	8,600	0.83	8,600
	Other, net (see below)	-	-	2,000
				$136,126

The net proceeds per LP unit from the sale of Blue Ridge Elderly Housing, Lake Lakeland II, Meadow Run Apartments, Mount Vernon Rental Housing, Cavalry Crossing Apartments, Nottingham Apartments and Vardaman Manor are a component of the Distribution Payable on the Balance Sheet as of December 31, 2011.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 7 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

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

NOTE 5 - SUMMARY OF DISPOSITION ACTIVITIES (Continued):

Series 8

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
April 2011	Cottondale Rental Housing	$19,875	$1.99	$19,875
December 2011	Arbor Gate Apartments	9,200	0.92	9,200
December 2011	Lincoln Apartments	15,503	1.55	15,503
December 2011	Elderly Housing of Pontotoc	13,400	1.34	13,400
				$57,978

The net proceeds per LP unit from the sale of Cottondale Rental Housing, Arbor Gate Apartments, Lincoln Apartments and Elderly Housing of Pontotoc are a component of the Distribution Payable on the Balance Sheet as of December 31, 2011.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 8 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

Series 9

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
April 2011	Arbor Trace Apartments Phase I	$19,075	$3.05	$19,075
April 2011	Arbor Trace Apartments Phase II	33,474	5.35	33,474
August 2011	Sycamore Landing	4,169	0.67	4,169
				$56,718

The net proceeds per LP unit from the sale of Arbor Trace Apartment Phase, Arbor Trace Apartments Phase II and Sycamore Landing are a component of the Distribution Payable on the Balance Sheet as of December 31, 2011.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 9 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

Series 10

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
September 2011	Peachtree Apartments	$26,145	$5.18	$26,145
				$26,145

The net proceeds per LP unit from the sale of Peachtree Apartments is a component of the Distribution Payable on the Balance Sheet as of December 31, 2011.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 10 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

Series 11

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
August 2011	Parsons Village	$2,681	$0.52	$2,681
September 2011	Mountain Oak Apartments	5,324	1.04	5,324
September 2011	Warsaw Manor Apartments	89,765	17.51	89,765
	Other, net (see below)	-	-	2,000
				$99,770

The net proceeds per LP unit from the sale of Parson Village, Mountain Oak Apartments and Warsaw Manor Apartments are a component of the Distribution Payable on the Balance Sheet as of December 31, 2011.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 11 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

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
				$540,685

The net proceeds per LP unit from the sale of Pioneer Apartments, Lake Village Apartments, Savannah Park of Atoka, Savannah Park of Coalgate and Cardinal Apartments are a component of the Distribution Payable on the Balance Sheet as of December 31, 2011.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 7 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

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
				$45,030

The net proceeds per LP unit from the sale of Stilwell Properties III is a component of the Distribution Payable on the Balance Sheet as of December 31, 2011.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 9 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

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
				$125,774

The net proceeds per LP unit from the sale of Cardinal Apartments is a component of the Distribution Payable on the Balance Sheet as of December 31, 2011.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 11 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

NOTE 6 - SIGNIFICANT EQUITY INVESTEES:

Certain Project Partnerships constitute 20% or more of assets, equity or income (loss) from continuing operations of the respective Series in which they are held (“Significant Project Partnerships”).  In accordance with Gateway’s policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized results of operations as of September 30, 2011 for each Significant Project Partnership:

Series 10
	Stigler Properties
Rental and other income	$68,398
Gross loss	(43,899)
Net loss	$(65,395)

Series 11
	Creekstone Apartments, L.P.	Magnolia Place Apartments, L.P.
Rental and other income	$161,022	$117,316
Gross profit (loss)	27,703	(15,727)
Net loss	$(29,682)	$(47,389)

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

Distribution income arises from any cash distributions received from Project Partnerships which have a zero investment balance for financial reporting purposes.  Distribution income decreased $1,014 from $49,647 for the nine months ended December 31, 2010 to $48,633 for the nine months ended December 31, 2011.  The decrease in distribution income is a result of decreases in available cash at Project Partnerships to pay distributions in accordance with the partnership agreements as well as the timing of such payments.  The gross distributions received from Project Partnerships decreased from $60,548 for the nine month period ended December 31, 2010 to $54,082 for the same period ended in 2011.

Total expenses of Gateway were $291,678 for the nine months ended December 31, 2011, a decrease of $21,371 as compared to the nine months ended December 31, 2010 total expenses of $313,049.  The decrease results primarily from decreases in asset management fees and general and administrative expenses - General Partner due to sales of Project Partnerships (Gateway ceases accruing Asset Management Fees and General and Administrative expenses - General Partner for sold Project Partnerships) along with the cessation of accruals for general and administrative expenses - General Partner in Series 8 beginning in fiscal year 2010, and Series 7, Series 9, Series 10, and Series 11 beginning in fiscal year 2011.

Equity in Loss of Project Partnerships increased from $130,066 for the nine months ended December 31, 2010 to $133,424 for the nine months ended December 31, 2011 because of an increase in the losses from Project Partnerships with positive investment balances.  Because Gateway utilizes the equity method of accounting to account for its investment in Project Partnerships, income or losses from Project Partnerships with a zero investment balance are not recognized in the Statement of Operations.  For the nine months ended September 30, 2011 (Project Partnership financial information is on a three-month lag), Gateway’s share of the net loss was $1,675,673, of which $1,542,249 was suspended.  For the nine months ended September 30, 2010, Gateway’s share of the net loss was $2,026,183, of which $1,896,117 was suspended.

Gain on Sale of Project Partnerships decreased from $396,353 for the nine months ended December 31, 2010 to $376,737 for the nine months ended December 31, 2011.  As more fully discussed within this MD&A, five Project Partnership investments were sold during the third quarter of fiscal year 2012 and the third quarter of fiscal year 2011.  The amount of the gain or loss from the sale of a Project Partnership and the period in which it is recognized on the Statement of Operations is dependent upon the specifics related to each sale or disposition transaction.  Refer to the discussion of each Project Partnership sold in the Exit Strategy section within this MD&A.

Interest income increased $98 from $90 for the nine months ended December 31, 2010 to $188 for the nine months ended December 31, 2011.  The change in interest income results from the fluctuation of interest rates on short-term investments over this period, along with an increase in Cash and Cash Equivalents over the same period.  Interest income is generally one source of funds available to pay administrative costs of Gateway.

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

In total, Gateway reported net income of $456 from operations for the nine months ended December 31, 2011.  Cash and Cash Equivalents increased by $41,030 during the nine months ended December 31, 2011.  Of the Cash and Cash Equivalents on hand as of December 31, 2011 and March 31, 2011, $1,142,676 and $765,940, respectively, are payable to certain Series’ Limited Partners arising from the sale of Project Partnerships.  Distributions will occur to those certain Limited Partners in a subsequent quarter, less the applicable state tax withholding.

The financial performance of each respective Series is summarized as follows:

Series 7 - Gateway closed this series on October 16, 1992 after receiving $10,395,000 from 635 Limited Partner investors.  Equity in Loss of Project Partnerships has been $0 for each of the nine month periods ended December 31, 2011 and 2010.  For the nine months ended September 30, 2011 and 2010, the Project Partnerships generated a loss of $376,826 and $450,478 on Rental and other income of $1,973,722 and $2,603,372, respectively.  Gateway’s share of the Project Partnerships’ net loss for the nine months ended September 30, 2011 and 2010 was $394,539 and $476,187, all of which was suspended.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  These Project Partnerships reported depreciation and amortization of $467,945 and $650,979 for the nine months ended September 30, 2011 and 2010, respectively.  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At December 31, 2011, the Series had $831,995 of Cash and Cash Equivalents.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had net income of $79,348 for the nine months ended December 31, 2011.  However, after considering the changes in operating assets and liabilities, net cash used in operating activities was $84,629.  Cash provided by investing activities totaled $146,327 consisting of cash distributions from the Project Partnerships of $10,201 and Net Proceeds from Sale of Project Partnerships of $136,126.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Series 8 - Gateway closed this Series on June 28, 1993 after receiving $9,980,000 from 664 Limited Partner investors.  Equity in Loss of Project Partnerships has been $0 for each of the nine month periods ended December 31, 2011 and 2010.  For the nine months ended September 30, 2011 and 2010, the Project Partnerships generated a loss of $679,140 and $756,987 on Rental and other income of $4,019,623 and $4,019,935, respectively.  Gateway’s share of the Project Partnerships’ net loss for the nine months ended September 30, 2011 and 2010 was $683,723 and $753,015, all of which was suspended.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  These Project Partnerships reported depreciation and amortization of $1,039,941 and $1,047,965 for the nine months ended September 30, 2011 and 2010, respectively.  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At December 31, 2011, the Series had $163,581 of Cash and Cash Equivalents.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $20,471 for the nine months ended December 31, 2011.  However, after considering the changes in operating assets and liabilities, net cash used in operating activities was $141,557.  Cash provided by investing activities totaled $73,741 consisting of cash distributions from the Project Partnerships of $15,763 and Net Proceeds from Sale of Project Partnerships of $57,978.

Series 9 - Gateway closed this Series on September 30, 1993 after receiving $6,254,000 from 406 Limited Partner investors.  Equity in Loss of Project Partnerships has been $0 for each of the nine month periods ended December 31, 2011 and 2010.  For the nine months ended September 30, 2011 and 2010, the Project Partnerships generated a loss of $243,109 and $399,170 on Rental and other income of $1,746,970 and $2,097,626, respectively.  Gateway’s share of the Project Partnerships’ net loss for nine months ended September 30, 2011 and 2010 was $240,678 and $395,179, all of which was suspended.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  These Project Partnerships reported depreciation and amortization of $453,975 and $543,817 for the nine months ended September 30, 2011 and 2010, respectively.  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At December 31, 2011, the Series had $169,739 of Cash and Cash Equivalents.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had net income of $14,579 for the nine months ended December 31, 2011.  However, after considering the changes in operating assets and liabilities, net cash used in operating activities was $41,082.  Cash provided by investing activities totaled $68,625 consisting of cash distributions from the Project Partnerships of $11,907 and Net Proceeds from Sale of Project Partnerships of $56,718.

Series 10 - Gateway closed this Series on January 21, 1994 after receiving $5,043,000 from 325 Limited Partner investors.  Equity in Loss of Project Partnerships increased from $19,754 for the nine months ended December 31, 2010 to $57,124 for the nine months ended December 31, 2011.  For the nine months ended September 30, 2011 and 2010, the Project Partnerships generated a loss of $179,094 and $138,052 on Rental and other income of $1,440,817 and $1,413,025, respectively.  Gateway’s share of the Project Partnerships’ net loss for the nine months ended September 30, 2011 and 2010 was $188,657 and $158,526, of which $131,533 and $138,772 were suspended, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  These Project Partnerships reported depreciation and amortization of $329,718 and $329,736 for the nine months ended September 30, 2011 and 2010, respectively.  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At December 31, 2011, the Series had $139,868 of Cash and Cash Equivalents.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

As disclosed on the statement of cash flows, the Series had a net loss of $64,730 for the nine months ended December 31, 2011.  However, after considering the changes in operating assets and liabilities, net cash used in operating activities was $52,181.  Cash provided by investing activities totaled $38,389 consisting of cash distributions from the Project Partnerships of $12,244 and Net Proceeds from Sale of Project Partnerships of $26,145.

Series 11 - Gateway closed this Series on April 29, 1994 after receiving $5,127,000 from 330 Limited Partner investors.  The Equity in Loss of Project Partnerships decreased from $110,312 for the nine months ended December 31, 2010 to $76,300 for the nine months ended December 31, 2011.  For the nine months ended September 30, 2011 and 2010, the Project Partnerships generated a loss of $169,773 and $250,432 on Rental and other income of $992,610 and $1,430,471, respectively.  Gateway’s share of the Project Partnerships’ net loss for the nine months ended September 30, 2011 and 2010 was $168,076 and $243,276, of which $91,776 and $132,964 were suspended, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  These Project Partnerships reported depreciation and amortization of $272,657 and $392,969 for the nine months ended September 30, 2011 and 2010, respectively.  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At December 31, 2011, the Series had $389,682 of Cash and Cash Equivalents.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $8,270 for the nine months ended December 31, 2011.  However, after considering the changes in operating assets and liabilities, net cash used in operating activities was $70,340.  Cash provided by investing activities totaled $103,737 consisting of cash distributions from the Project Partnerships of $3,967 and Net Proceeds from Sale of Project Partnerships of $99,770.

Critical Accounting Estimates

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss.  No impairment expense was recognized during each of the nine-month periods ended December 31, 2011 and 2010.

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

As of December 31 2011, Gateway holds a limited partner interest in 94 Project Partnerships which own and operate government assisted multi-family housing complexes.  Gateway at one time held investments in 133 Project Partnerships.  As of December 31, 2010, all of the Project Partnerships had reached the end of their Tax Credit compliance period.  As of December 31 2011, 39 of the Project Partnerships have been sold (21 in Series 7, 7 in Series 8, 5 in Series 9, 2 in Series 10 and 4 in Series 11) and, in accordance with the Gateway partnership agreement, the entire net proceeds received from these sales either have been or will be distributed to the Limited Partners of the respective Series.  A summary of the sale transactions for the Project Partnerships disposed during the current fiscal year-to-date and the previous fiscal year are summarized below.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Fiscal Year 2012 Disposition Activity:

Series 7

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
April 2011	Blue Ridge Elderly Housing	$32,675	$3.14	$32,675
April 2011	Lakeland II	23,875	2.30	23,875
April 2011	Meadow Run Apartments	38,275	3.68	38,275
April 2011	Mount Vernon Rental Housing	19,074	1.83	19,074
August 2011	Cavalry Crossing Apartments	4,977	0.48	4,977
December 2011	Nottingham Apartments	6,650	0.64	6,650
December 2011	Vardaman Manor	8,600	0.83	8,600
	Other, net (see below)	-	-	2,000
				$136,126

The net proceeds per LP unit from the sale of Blue Ridge Elderly Housing, Lake Lakeland II, Meadow Run Apartments, Mount Vernon Rental Housing, Cavalry Crossing Apartments, Nottingham Apartments and Vardaman Manor are a component of the Distribution Payable on the Balance Sheet as of December 31, 2011.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 7 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

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

Series 8

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
April 2011	Cottondale Rental Housing	$19,875	$1.99	$19,875
December 2011	Arbor Gate Apartments	9,200	0.92	9,200
December 2011	Lincoln Apartments	15,503	1.55	15,503
December 2011	Elderly Housing of Pontotoc	13,400	1.34	13,400
				$57,978

The net proceeds per LP unit from the sale of Cottondale Rental Housing, Arbor Gate Apartments, Lincoln Apartments and Elderly Housing of Pontotoc are a component of the Distribution Payable on the Balance Sheet as of December 31, 2011.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 8 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

Series 9

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
April 2011	Arbor Trace Apartments Phase I	$19,075	$3.05	$19,075
April 2011	Arbor Trace Apartments Phase II	33,474	5.35	33,474
August 2011	Sycamore Landing	4,169	0.67	4,169
				$56,718

The net proceeds per LP unit from the sale of Arbor Trace Apartment Phase, Arbor Trace Apartments Phase II and Sycamore Landing are a component of the Distribution Payable on the Balance Sheet as of December 31, 2011.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 9 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Series 10

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
September 2011	Peachtree Apartments	$26,145	$5.18	$26,145
				$26,145

The net proceeds per LP unit from the sale of Peachtree Apartments is a component of the Distribution Payable on the Balance Sheet as of December 31, 2011.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 10 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

Series 11

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
August 2011	Parsons Village	$2,681	$0.52	$2,681
September 2011	Mountain Oak Apartments	5,324	1.04	5,324
September 2011	Warsaw Manor Apartments	89,765	17.51	89,765
	Other, net (see below)	-	-	2,000
				$99,770

The net proceeds per LP unit from the sale of Parson Village, Mountain Oak Apartments and Warsaw Manor Apartments are a component of the Distribution Payable on the Balance Sheet as of December 31, 2011.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 11 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

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
				$540,685

The net proceeds per LP unit from the sale of Pioneer Apartments, Lake Village Apartments, Savannah Park of Atoka, Savannah Park of Coalgate and Cardinal Apartments are a component of the Distribution Payable on the Balance Sheet as of December 31, 2011.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 7 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

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
				$45,030

The net proceeds per LP unit from the sale of Stilwell Properties III is a component of the Distribution Payable on the Balance Sheet as of December 31, 2011.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 9 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

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
				$125,774

The net proceeds per LP unit from the sale of Cardinal Apartments is a component of the Distribution Payable on the Balance Sheet as of December 31, 2011.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 11 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Status Update on Unsold Project Partnerships:

The following summarizes the most recent status of the sale/disposal process for the Project Partnership investments held as of December 31, 2011:

Gateway has approved the sale to the general partner of the Project Partnership or a third party:

Series 8

Antlers Properties	Logan Heights, Ltd.
AAA Properties of Bentonville	Meadowview Properties Limited Partnership
Concordia Senior Housing, L.P.	Mountainburg Properties
Kirksville Senior Apartments, Limited Partnership	Wetumka Properties

These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amounts as approved by Gateway, should all the transactions close without modification, the estimated net proceeds to Gateway from the sales of these Project Partnerships are estimated to be $583,000, or $58.42 per limited partnership unit.  Sales proceeds would be available for distribution, less the applicable state tax withholding, to the Series 8 Limited Partners in a period subsequent to the closing of these sales transactions which would most likely occur within the next two years.

Series 9

Abernathy Properties	Jay Properties II
Boxwood Place Properties	Lamar Properties, L.P.

These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amounts as approved by Gateway, should all the transactions close without modification, the estimated net proceeds to Gateway from the sales of these Project Partnerships are estimated to be $266,000, or $42.53 per limited partnership unit.  Sales proceeds would be available for distribution, less the applicable state tax withholding, to the Series 9 Limited Partners in a period subsequent to the closing of these sales transactions which would most likely occur within the next two years.

Series 10

Stigler Properties

This approval is subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sale amount as approved by Gateway, should the transaction close without modification, the estimated net proceeds to Gateway from the sale of this Project Partnership is estimated to be $55,000, or $10.91 per limited partnership unit.  Sales proceeds would be available for distribution, less the applicable state tax withholding, to the Series 10 Limited Partners in a period subsequent to the closing of this sales transaction which would most likely occur within the next two years.

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

Under the supervision and with the participation of the Managing General Partner’s management, including the Chief Executive Officer and Chief Financial Officer, Gateway has evaluated the effectiveness of its disclosure controls and procedures applicable to each of the Series as well as to the total partnership pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures applicable to each of the Series as well as to the total partnership are effective.  There were no changes in Gateway’s internal control over financial reporting during the nine months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, Gateway’s internal control over financial reporting.

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

GATEWAY TAX CREDIT FUND III, LTD.
(A Florida Limited Partnership)
By: Raymond James Tax Credit Funds, Inc.
(the Managing General Partner)

Date: February 10, 2012	By:/s/ Ronald M. Diner
Ronald M. Diner
President

Date: February 10, 2012	By:/s/ Toni S. Matthews
Toni S. Matthews
Vice President and Chief Financial Officer