Form 10-K
period 2012-03-31
GATEWAY TAX CREDIT FUND III LTD
filed 2012-06-25
CIK 881716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

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

Title of Each Class
Units of Limited Partnership Interest

Number of Record Holders
Title of Class	as of March 31, 2012
Limited Partnership Interest	2,041
General Partner Interest	2

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES [ ]	NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES [ ]	NO [X]

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

Gateway is engaged in only one industry segment, to acquire limited partnership interests in unaffiliated limited partnerships (“Project Partnerships”), each of which owns and operates one or more apartment complexes eligible for Low-Income Housing Tax Credits (“Tax Credits”) under Section 42 of the Internal Revenue Code, received over a ten year period.  Subject to certain limitations, Tax Credits may be used by Gateway's investors to reduce their income tax liability generated from other income sources.  Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of its Limited Partnership Agreement.  As of March 31, 2012, Gateway received capital contributions of $1,000 from the General Partners and from the Limited Partners:  $10,395,000 in Series 7, $9,980,000 from Series 8, $6,254,000 from Series 9, $5,043,000 from Series 10 and $5,127,000 from Series 11.

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

Gateway initially held investments in 133 Project Partnerships.  As more fully described in Item 7 herein, Gateway is presently in the process of disposing of its interests in Project Partnerships.  As of March 31, 2012, 40 Project Partnerships once held by Gateway have been sold.  Project Partnership investments held by Series as of March 31, 2012 are as follows:  18 Project Partnerships for Series 7, 36 Project Partnerships for Series 8, 19 Project Partnerships for Series 9, 12 Project Partnerships for Series 10 and 8 Project Partnerships for Series 11.  Gateway acquired its interests in the Project Partnerships by becoming a limited partner in the Project Partnerships that own the properties.  As of March 31, 2012, the capital received for each Series was fully invested in Project Partnerships and management plans no new Project Partnership acquisitions.

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

Item 1.  Business (Continued)

Gateway's goal is to invest in a diversified portfolio of Project Partnerships located in rural and suburban locations with a high demand for low income housing.  As of March 31, 2012, each Series' investor capital contributions were successfully invested in Project Partnerships which met the investment criteria.  The Tax Credits have been provided to Gateway’s investors and the fifteen year Tax Credit compliance period has expired for all of the Project Partnerships (see further information in the Exit Strategy discussion below).  Gateway is now in the process of disposing of its remaining interests and distributing proceeds from those sales to the Limited Partners.  Gateway’s objective is to sell Gateway’s interests in Project Partnerships which have exited the Tax Credit compliance period for fair market value and ultimately, liquidate the Project Partnerships and in turn liquidate Gateway.

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

All of the original 133 Project Partnership investments have reached the end of their Tax Credit compliance period as of December 31, 2010.  As of March 31, 2012, 40 of the Project Partnership investments have been sold and, in accordance with the Gateway partnership agreement, the entire net proceeds received from these sales either have been or will be distributed to the Limited Partners of those Series.  On a cumulative basis as of March 31, 2012, $338,877 of net sales proceeds representing $32.60 per Limited Partner unit in Series 7 and $67,964 of net sales proceeds representing $6.81 per Limited Partner unit in Series 8 have been distributed to the Limited Partners of the respective Series.

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

Gateway, as a limited partner in the Project Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance and continued eligibility of Tax Credits.  If the cost of operating a property exceeds the rental income earned thereon, Gateway may deem it in its best interest to voluntarily provide funds in order to protect its investment.  No such contributions have been made during fiscal year 2012, 2011,or 2010.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Gateway holds an interest in properties through its limited partnership investments in Project Partnerships.  The largest single net investment as of March 31, 2012 in a Project Partnership is in Series 11, where one Project Partnership constitutes 16.3% of the Series’ total assets (the net investment for book purposes is zero for each Project Partnership in Series 7, 8, 9 and 10).  The following table provides certain summary information regarding the Project Partnerships in which Gateway held an interest as of December 31, 2011 (the Project Partnerships’ financial information contained herein is reported on a 3-month lag):

SERIES 7
PARTNERSHIP	LOCATION OF PROPERTY	# OF UNITS	DATE ACQUIRED	PROPERTY COST	OCCUPANCY RATE

Washington	Bloomfield, NE	24	9/92	$999,871	79%
BrookStone	McCaysville, GA	40	9/92	1,464,981	98%
N. Irvine	Irvine, KY	24	9/92	1,049,192	88%
Manchester	Manchester, GA	42	9/92	1,474,053	98%
Waynesboro	Waynesboro, GA	24	9/92	819,270	100%
Warm Springs	Warm Springs, GA	22	9/92	822,317	91%
Dilley	Dilley, TX	28	9/92	892,426	100%
Elsa	Elsa, TX	40	9/92	1,343,531	100%
Leander	Leander, TX	36	9/92	1,188,198	100%
Louisa Sr.	Louisa, KY	36	9/92	1,451,921	100%
Orchard Commons	Crab Orchard, KY	12	9/92	450,887	100%
Heritage Park	Paze, AZ	32	9/92	1,667,747	97%
BrooksHollow	Jasper, GA	40	9/92	1,514,019	98%
Carson City	Carson City, KS	24	11/92	984,740	79%
Matteson	Capa, KS	24	11/92	978,455	83%
Pembroke	Pembroke, KY	16	12/92	588,717	100%
Robynwood	Cynthiana, KY	24	12/92	962,677	92%
Hill Creek	West Blocton, AL	24	11/93	1,009,630	100%

Total Series 7		512		$19,662,632

The average effective rental income per unit for the year ended December 31, 2011 is $4,639 per year ($387 per month).

Item 2 - Properties (Continued)

SERIES 8
PARTNERSHIP	LOCATION OF PROPERTY	# OF UNITS	DATE ACQUIRED	PROPERTY COST	OCCUPANCY RATE

Purdy	Purdy, MO	16	12/92	$683,150	94%
Galena	Galena, KS	24	12/92	897,975	100%
Antlers 2	Antlers, OK	24	1/93	787,859	100%
Holdenville	Holdenville, OK	24	1/93	892,598	100%
Wetumka	Wetumka, OK	24	1/93	812,853	96%
Mariners Cove	Marine City, MI	32	1/93	1,348,497	81%
Mariners Cove Sr.	Marine City, MI	24	1/93	1,046,112	83%
Antlers	Antlers, OK	36	3/93	1,321,039	86%
Bentonville	Bentonville, AR	24	3/93	758,489	92%
Deerpoint	Elgin, AL	24	3/93	948,824	83%
Aurora	Aurora, MO	28	3/93	998,053	100%
Baxter	Baxter Springs, KS	16	4/93	636,656	100%
Timber Ridge	Collinsville, AL	24	5/93	966,840	96%
Concordia Sr.	Concordia, KS	24	5/93	826,389	88%
Mountainburg	Mountainburg, AR	24	6/93	883,990	100%
Fox Ridge	Russellville, AL	24	6/93	909,110	88%
Meadow View	Bridgeport, NE	16	6/93	755,768	94%
Sheridan	Auburn, NE	16	6/93	837,896	100%
Grand Isle	Grand Isle, ME	16	6/93	1,156,825	94%
Meadowview	Van Buren, AR	29	8/93	994,717	93%
Taylor	Taylor, TX	44	9/93	1,530,463	100%
Brookwood	Gainesboro, TN	44	9/93	1,881,170	95%
Pleasant Valley	Lynchburg, TN	33	9/93	1,457,746	100%
Reelfoot	Ridgely, TN	20	9/93	841,695	90%
River Rest	Newport, TN	34	9/93	1,465,419	97%
Kirksville	Kirksville, MO	24	9/93	831,492	96%
Kenton	Kenton, OH	46	9/93	1,781,759	83%
Lovingston	Lovingston, VA	64	9/93	2,841,268	100%
Hustonville	Hustonville, KY	16	10/93	727,278	100%
Northpoint	Jackson, KY	24	10/93	1,146,792	92%
Brooks Field	Louisville, GA	32	10/93	1,245,045	100%
Brooks Lane	Clayton, GA	36	10/93	1,377,885	100%
Brooks Point	Dahlonega, GA	41	10/93	1,716,890	98%
Brooks Run	Jasper, GA	24	10/93	962,937	100%
Logan Heights	Russellville, KY	24	11/93	971,701	88%
Lakeshore 2	Tuskegee, AL	36	12/93	1,506,489	94%

Total Series 8		1,011		$40,749,669

The average effective rental income per unit for the year ended December 31, 2011 is $4,783 per year ($399 per month).

Item 2 - Properties (Continued)

SERIES 9
PARTNERSHIP	LOCATION OF PROPERTY	# OF UNITS	DATE ACQUIRED	PROPERTY COST	OCCUPANCY RATE

Jay	Jay, OK	24	9/93	$810,597	96%
Boxwood	Lexington, TX	24	9/93	770,939	92%
Omega	Omega, GA	36	11/93	1,407,304	86%
Cornell 2	Watertown, SD	24	11/93	1,282,776	100%
Elm Creek	Pierre, SD	24	11/93	1,360,972	88%
Marionville	Marionville, MO	20	11/93	814,002	100%
Lamar	Lamar, AR	24	12/93	904,325	83%
Centreville	Centreville, AL	24	12/93	1,014,057	100%
Skyview	Troy, AL	36	12/93	1,506,162	86%
Bradford	Cumberland, KY	24	12/93	1,026,848	100%
Cedar Lane	London, KY	24	12/93	963,841	100%
Stanton	Stanton, KY	24	12/93	959,149	96%
Abernathy	Abernathy, TX	24	1/94	781,898	100%
Pembroke	Pembroke, KY	24	1/94	950,827	92%
Meadowview	Greenville, AL	24	2/94	1,170,447	88%
Town Branch	Mt. Vernon, KY	24	12/93	937,356	100%
Fox Run	Ragland, AL	24	3/94	973,193	100%
Maple Street	Emporium, PA	32	3/94	1,722,593	94%
Manchester	Manchester, GA	18	5/94	735,558	89%

Total Series 9		478		$20,092,844

The average effective rental income per unit for the year ended December 31, 2011 is $4,738 per year ($395 per month).

Item 2 - Properties (Continued)

SERIES 10
PARTNERSHIP	LOCATION OF PROPERTY	# OF UNITS	DATE ACQUIRED	PROPERTY COST	OCCUPANCY RATE

Albany	Albany, KY	24	1/94	$1,013,806	100%
Oak Terrace	Bonifay, FL	18	1/94	663,362	100%
Wellshill	West Liberty, KY	32	1/94	1,297,119	100%
Applegate	Florence, AL	36	2/94	1,874,908	100%
Heatherwood	Alexander, AL	36	2/94	1,661,886	94%
Donna	Donna, TX	50	1/94	1,779,782	100%
Wellsville	Wellsville, NY	24	2/94	1,490,796	96%
Tecumseh	Tecumseh, NE	24	4/94	1,193,824	100%
Clay City	Clay City, KY	24	5/94	1,118,501	96%
Irvine West	Irvine, KY	24	5/94	1,157,971	96%
New Castle	New Castle, KY	24	5/94	1,060,885	100%
Stigler	Stigler, OK	20	7/94	754,056	100%

Total Series 10		336		$15,066,896

The average effective rental income per unit for the year ended December 31, 2011 is $4,669 per year ($389 per month).

SERIES 11
PARTNERSHIP	LOCATION OF PROPERTY	# OF UNITS	DATE ACQUIRED	PROPERTY COST	OCCUPANCY RATE

Homestead	Pinetop, AZ	32	9/94	$1,846,395	97%
Eloy	Eloy, AZ	24	11/94	1,149,400	92%
Gila Bend	Gila Bend, AZ	36	11/94	1,611,752	94%
Creekstone	Dallas, GA	40	12/94	2,008,604	93%
Tifton	Tifton, GA	36	12/94	1,706,886	92%
Cass Towne	Cartersville, GA	10	12/94	360,040	80%
Royston	Royston, GA	25	12/94	934,548	100%
Red Bud	Mokane, MO	8	12/94	305,198	88%

Total Series 11		211		$9,922,823

The average effective rental income per unit for the year ended December 31, 2011 is $5,658 per year ($472 per month).

Item 2 - Properties (Continued)

A summary of the book value of the fixed assets of the Project Partnerships as of December 31, 2011, 2010 and 2009 is as follows:

	12/31/2011
	SERIES 7	SERIES 8	SERIES 9
Land	$875,709	$1,601,270	$839,059
Land Improvements	195,519	458,404	258,485
Buildings	17,988,098	36,433,935	18,155,428
Furniture and Fixtures	603,306	2,256,060	839,872

Properties, at Cost	19,662,632	40,749,669	20,092,844
Less: Accum Depr.	11,021,438	23,642,551	10,683,606

Properties, Net	$8,641,194	$17,107,118	$9,409,238

	SERIES 10	SERIES 11	TOTAL
Land	$604,025	$368,167	$4,288,230
Land Improvements	101,193	18,163	1,031,764
Buildings	13,768,245	9,159,677	95,505,383
Furniture and Fixtures	593,433	376,816	4,669,487

Properties, at Cost	15,066,896	9,922,823	105,494,864
Less: Accum Depr.	6,587,656	4,813,311	56,748,562

Properties, Net	$8,479,240	$5,109,512	$48,746,302

	12/31/2010
	SERIES 7	SERIES 8	SERIES 9
Land	$1,102,244	$1,841,988	$1,066,159
Land Improvements	185,259	506,661	267,829
Buildings	26,107,509	40,441,082	22,319,500
Furniture and Fixtures	856,957	2,397,785	1,006,280

Properties, at Cost	28,251,969	45,187,516	24,659,768
Less: Accum Depr.	15,080,769	24,615,247	12,235,111

Properties, Net	$13,171,200	$20,572,269	$12,424,657

	SERIES 10	SERIES 11	TOTAL
Land	$641,025	$583,404	$5,234,820
Land Improvements	169,702	22,242	1,151,693
Buildings	15,608,336	14,402,902	118,879,329
Furniture and Fixtures	652,002	751,440	5,664,464

Properties, at Cost	17,071,065	15,759,988	130,930,306
Less: Accum Depr.	7,062,374	7,441,864	66,435,365

Properties, Net	$10,008,691	$8,318,124	$64,494,941

Item 2 - Properties (Continued)

	12/31/2009
	SERIES 7	SERIES 8	SERIES 9
Land	$1,331,869	$1,841,988	$1,076,159
Land Improvements	185,259	449,688	266,148
Buildings	30,482,220	39,998,985	22,826,427
Furniture and Fixtures	1,107,081	2,288,985	985,450
Construction in Process	7,134	-	-

Properties, at Cost	33,113,563	44,579,646	25,154,184
Less: Accum Depr.	16,929,623	23,197,112	11,869,777

Properties, Net	$16,183,940	$21,382,534	$13,284,407

	SERIES 10	SERIES 11	TOTAL
Land	$641,025	$599,197	$5,490,238
Land Improvements	148,044	22,242	1,071,381
Buildings	15,602,386	14,793,221	123,703,239
Furniture and Fixtures	625,446	735,475	5,742,437
Construction in Process	-	-	7,134

Properties, at Cost	17,016,901	16,150,135	136,014,429
Less: Accum Depr.	6,629,121	7,119,194	65,744,827

Properties, Net	$10,387,780	$9,030,941	$70,269,602

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

(b) Approximate Number of Equity Security Holders:

Number of Record Holders
Title of Class	as of March 31, 2012
Limited Partnership Interest	2,041
General Partner Interest	2

Item 6.  Selected Financial Data

FOR THE YEARS ENDED MARCH 31,
SERIES 7	2012	2011	2010	2009	2008
Total Revenues	$16,017	$23,473	$31,189	$26,416	$36,085
Net Income (Loss)	76,290	473,439	142,985	(349,081)	(345,647)
Equity in Income (Loss) of Project Partnerships	-	-	-	707	(28,789)
Total Assets	831,096	770,297	293,719	335,175	650,076
Investments In Project Partnerships	-	-	84,017	88,308	284,147

Per Weighted Average
Limited Partnership Unit: (A)
Tax Credits	.00	.00	.00	.00	.00
Portfolio Income	0.69	1.75	3.52	7.40	10.02
Passive Loss	(61.17)	(73.86)	(100.74)	(104.98)	(94.93)
Net Income (Loss)	7.27	45.09	8.32	(37.38)	(32.92)
Distributions Paid	-	-	28.43	4.17	-

FOR THE YEARS ENDED MARCH 31,
SERIES 8	2012	2011	2010	2009	2008
Total Revenues	$23,726	$24,662	$23,800	$18,335	$29,379
Net Loss	(31,397)	(90,218)	(91,802)	(517,416)	(251,652)
Equity in Loss of Project Partnerships	-	-	(2,631)	(45,239)	(54,012)
Total Assets	134,550	231,397	238,988	200,925	625,123
Investments In Project Partnerships	-	-	-	15,007	296,532

Per Weighted Average
Limited Partnership Unit: (A)
Tax Credits	.00	.00	.00	.00	.00
Portfolio Income	1.93	3.99	4.11	8.70	12.04
Passive Loss	(103.30)	(96.76)	(113.31)	(131.63)	(110.05)
Net Loss	(3.56)	(9.35)	(11.39)	(51.36)	(31.71)
Distributions Paid	-	-	-	6.81	-

Item 6.  Selected Financial Data (Continued)

FOR THE YEARS ENDED MARCH 31,
SERIES 9	2012	2011	2010	2009	2008
Total Revenues	$15,517	$16,002	$15,862	$10,038	$8,514
Net Income (Loss)	6,445	(9,637)	(120,481)	(416,956)	(242,723)
Equity in Loss of Project Partnerships	-	-	(4,909)	(87,688)	(100,405)
Total Assets	140,755	142,196	96,912	134,007	502,778
Investments In Project Partnerships	-	-	-	9,681	292,761

Per Weighted Average
Limited Partnership Unit: (A)
Tax Credits	.00	.00	.00	.00	.00
Portfolio Income	1.27	2.72	1.84	6.02	8.73
Passive Loss	(84.36)	(103.73)	(131.15)	(130.99)	(112.02)
Net Loss	(0.07)	(8.65)	(20.65)	(66.00)	(38.42)

FOR THE YEARS ENDED MARCH 31,
SERIES 10	2012	2011	2010	2009	2008
Total Revenues	$11,814	$12,943	$8,658	$12,302	$2,129
Net Loss	(71,877)	(60,829)	(100,294)	(609,675)	(561,574)
Equity in (Loss) Income of Project Partnerships	(59,249)	(25,669)	(28,325)	796	(75,336)
Total Assets	156,749	218,357	250,905	295,574	872,011
Investments In Project Partnerships	-	64,697	97,267	136,408	672,563

Per Weighted Average
Limited Partnership Unit: (A)
Tax Credits	.00	.00	.00	.00	.00
Portfolio Income	1.37	1.57	2.97	6.24	9.28
Passive Loss	(87.99)	(58.86)	(98.97)	(89.39)	(79.58)
Net Loss	(19.24)	(12.33)	(21.65)	(119.69)	(110.24)

FOR THE YEARS ENDED MARCH 31,
SERIES 11	2012	2011	2010	2009	2008
Total Revenues	$7,589	$3,607	$4,207	$2,182	$2,782
Net Income (Loss)	11,150	(45,060)	(188,280)	(468,075)	(628,777)
Equity in Loss of Project Partnerships	(57,365)	(107,077)	(80,592)	(115,651)	(74,752)
Total Assets	578,758	602,148	621,840	782,534	1,220,597
Investments In Project Partnerships	185,696	245,863	411,872	536,485	935,152

Per Weighted Average
Limited Partnership Unit: (A)
Tax Credits	.00	.00	.00	.00	.00
Portfolio Income	0.38	1.03	2.49	5.61	7.55
Passive Loss	(63.25)	(63.44)	(69.47)	(71.57)	(67.19)
Net Income (Loss)	2.14	(16.94)	(36.36)	(90.38)	(121.41)

FOR THE YEARS ENDED MARCH 31,
TOTAL SERIES 7 - 11	2012	2011	2010	2009	2008
Total Revenues	$74,663	$80,687	$83,716	$69,273	$78,889
Net (Loss) Income	(9,389)	267,695	(357,872)	(2,361,203)	(2,030,373)
Equity in Loss of Project Partnerships	(116,614)	(132,746)	(116,457)	(247,075)	(333,294)
Total Assets	1,841,908	1,964,395	1,502,364	1,748,215	3,870,585
Investments In Project Partnerships	185,696	310,560	593,156	785,889	2,481,155

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

Distribution income arises from any cash distributions received from Project Partnerships which have a zero investment balance for financial reporting purposes.  Distribution income decreased 8% in fiscal year 2012 to $74,663, a decrease of $6,024 from the fiscal year 2011 distribution income of $80,687, which represented a $3,029 or 4% decrease as compared to distribution income of $83,716 in fiscal year 2010.  The decrease in distribution income for the years ended March 31, 2012 and 2011 is a result of a reduction in distribution payments to Gateway by the Project Partnerships.  The gross distributions received from Project Partnerships decreased from $95,789 for the year ended March 31, 2011 to $82,913 for the year ended March 31, 2012.

Gateway has no direct employees.  The General Partners have full and exclusive discretion in management and control of Gateway.  Total expenses of Gateway were $348,164 for the fiscal year ended March 31, 2012, a decrease of $49,695 as compared to the fiscal year 2011 total expenses of $397,859, which represented a $275,542 decrease in total expenses as compared to the fiscal year 2010 amount of $673,401.  During fiscal year 2010, impairment expense was recorded in the aggregate amount of $28,099.  Net of this impairment expense, expenses of Gateway decreased $247,443, or 38% in fiscal year 2011 versus fiscal year 2010.  The decrease in fiscal years 2012 and 2011 results primarily from decreases in:  1) asset management fees and general and administrative expenses - General Partner due to sales of Project Partnerships (Gateway ceases accruing Asset Management Fees and General and Administrative Expenses - General Partner for sold Project Partnerships) along with the cessation of accruals for general and administrative expenses - General Partner in Series 8 (beginning in fiscal year 2010), Series 7, 9 and 10 (beginning in March 2010) and Series 11 (beginning in October 2010) and 2) amortization expense (resulting from the suspension of amortization due to Project Partnership investment balances reaching zero or the acquisition fees and expense being fully amortized).

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

For the year ended March 31, 2012, Equity in Loss of Project Partnerships totaled $116,614 which represents a $16,132 decrease as compared to the Equity in Loss of Project Partnerships for the year ended March 31, 2011 of $132,746.  For the year ended March 31, 2010, Equity in Loss of Project Partnerships totaled $116,457.  Equity in Loss of Project Partnerships decreased for the year ended March 31, 2012 as compared to the year ended March 31, 2011 because of a decrease in the losses from Project Partnerships with a positive investment balance.  Because Gateway utilizes the equity method of accounting for its Project Partnerships, income or losses from Project Partnerships with a zero investment balance are not recognized in the Statement of Operations.  For the year ended December 31, 2011 (Project Partnership financial information is reported on a three-month lag), Gateway’s share of the net loss was $1,859,913, of which $1,743,299 was suspended.  For the year ended December 31, 2010, Gateway’s share of the net loss was $2,197,029, of which $2,064,283 was suspended.  For the year ended December 31, 2009, Gateway’s share of the net loss was $2,478,314, of which $2,361,857 was suspended.  Typically, it is customary in the low-income housing Tax Credit industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  As the Project Partnership investments mature and the Investments in Project Partnership balances decrease over time, the losses from Project Partnerships recorded by Gateway decrease.

In fiscal year 2012, the Gain on Sale of Project Partnerships amounted to $380,459, a decrease of $337,030 over the fiscal year 2011 amount of $717,489, which in turn was an increase of $373,971 from the fiscal year 2010 Gain on Sale of Project Partnerships amount of $343,518.  As more fully discussed herein, nineteen Project Partnership investments were sold during fiscal year 2012 as compared to seven in fiscal year 2011 and nine in fiscal year 2010.  The amount of the gain or loss from the sale of a Project Partnership and the year in which it is recognized on the Statement of Operations is dependent upon the specifics related to each sale or disposition transaction.  Refer to the discussion of each Project Partnerships sold in the Exit Strategy section within this MD&A.

Interest income for the year ended March 31, 2012 of $267 represents an increase of $143 or 115%, as compared to fiscal year 2011.  Interest income in fiscal year 2011 of $124 was a decrease of $4,628 or 97% as compared to the fiscal year 2010 interest income of $4,752.  The change in interest income results from the fluctuation of interest rates on short-term investments over this period.  Interest income is generally one source of funds available to pay administrative costs of Gateway.

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

In total, Gateway reported a net loss of $9,389 from operations for the year ended March 31, 2012.  Cash and Cash Equivalents decreased by $13,366.  Of the Cash and Cash Equivalents on hand as of March 31, 2012, $1,146,399 is payable to certain Series’ Limited Partners arising from the sale of Project Partnerships.  After consideration of these sales proceeds, Cash and Cash Equivalents decreased $393,825 as compared to the prior year-end balances.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The financial performance of each respective Series is summarized as follows:

Series 7 - Gateway closed this series on October 16, 1992 after receiving $10,395,000 from 635 Limited Partner investors.  As of March 31, 2012, the Series had invested $3,308,861 in 18 Project Partnerships located in 7 states containing 512 apartment units.  Average occupancy of the Project Partnerships was 95% at December 31, 2011.

Equity in Loss of Project Partnerships has been $0 for each of the fiscal years ended March 31, 2012, 2011 and 2010.  As presented in Note 4, the Project Partnerships generated a loss for the years ended December 31, 2011, 2010 and 2009 of $347,258, $548,804 and $695,025 on Rental and other income of $3,160,983, $4,434,943 and $5,284,523, respectively.  Gateway’s share of the Project Partnerships’ net loss for the years ended December 31, 2011, 2010 and 2009 was $367,309, $573,276 and $701,101, all of which were suspended.  If not suspended, these losses would have reduced the Investments in Project Partnerships below zero.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $579,826, $847,923 and $1,008,239 for the years ended December 31, 2011, 2010 and 2009, respectively).  As a result, management expects that this Series, as well as the Series described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes.  Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  There was no impairment expense for the fiscal years ended March 31, 2012, 2011 or 2010.  Overall management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At March 31, 2012, the Series had $831,096 of short-term investments (Cash and Cash Equivalents).  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net income of $76,290 for the year ended March 31, 2012.  However, after considering the changes in operating assets and liabilities, net cash used in operating activities was $92,979.  Cash provided by investing activities totaled $153,778 consisting of $16,017 in cash distributions from the Project Partnerships and $137,761 in net proceeds from the Sale of Project Partnerships (refer to the Exit Strategy section within this MD&A for more detailed discussion of these sales of Project Partnerships).

Series 8 - Gateway closed this Series on July 1, 1993 after receiving $9,980,000 from 664 Limited Partner investors.  As of March 31, 2012, the Series had invested $6,293,277 in 36 Project Partnerships located in 14 states containing 1,011 apartment units.  Average occupancy of the Project Partnerships was 94% at December 31, 2011.

Equity in Loss of Project Partnerships was $0 for the fiscal year ended March 31, 2012.  Equity in Loss of Project Partnerships decreased to $0 in fiscal year 2011 from a loss of $2,631 for fiscal year 2010.  As presented in Note 4, the Project Partnerships generated a loss for the years ended December 31, 2011, 2010 and 2009 of $774,354, $723,487 and $782,205 on Rental and other income of $6,112,701, $6,793,755 and $6,930,389, respectively.  Gateway’s share of the Project Partnerships’ net loss for the years ended December 31, 2011, 2010 and 2009 was $785,848, $717,967 and $777,837, of which $785,848, $717,967 and $775,206 were suspended, respectively.  If not suspended, these losses would have reduced the Investments in Project Partnerships below zero.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $1,281,664, $1,420,237 and $1,397,733 for the years ended December 31, 2011, 2010 and 2009, respectively).  Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  There was no impairment expense for the fiscal years ended March 31, 2012 or 2011.  For the fiscal year ended March 31, 2010, impairment expense of $8,681 was recognized.  Overall management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At March 31, 2012, the Series had $134,550 of short-term investments (Cash and Cash Equivalents).  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

As disclosed on the statement of cash flows, the Series had a net loss of $31,397 for the year ended March 31, 2012.  However, after considering the changes in operating assets and liabilities, net cash used in operating activities was $180,638.  Cash provided by investing activities totaled $83,791 consisting of $23,726 in cash distributions from the Project Partnerships and $60,065 in net proceeds from the Sale of Project Partnerships (refer to the Exit Strategy section within this MD&A for more detailed discussion of these sales of Project Partnerships).

Series 9 - Gateway closed this Series on September 30, 1993 after receiving $6,254,000 from 406 Limited Partner investors.  As of March 31, 2012, the Series had invested $3,824,212 in 19 Project Partnerships located in 9 states containing 478 apartment units.  Average occupancy of the Project Partnerships was 94% at December 31, 2011.

Equity in Loss of Project Partnerships was $0 for the fiscal year ended March 31, 2012.  Equity in Loss of Project Partnerships decreased to $0 in fiscal year 2011 from a loss of $4,909 for fiscal year 2010.  As presented in Note 4, the Project Partnerships generated a loss for the years ended December 31, 2011, 2010 and 2009 of $330,423, $452,089 and $552,678 on Rental and other income of $3,031,020, $3,690,119 and $3,633,336, respectively.  Gateway’s share of the Project Partnerships’ net loss for the years ended December 31, 2011, 2010 and 2009 was $327,119, $447,568 and $547,151, of which $327,119, $447,568 and $542,242 were suspended, respectively.  If not suspended, these losses would have reduced the Investments in Project Partnerships below zero.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $603,449, $733,144 and $747,222 for the years ended December 31, 2011, 2010 and 2009, respectively).  Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  There was no impairment expense for the fiscal years ended March 31, 2012, 2011 or 2010.  Overall management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At March 31, 2012, the Series had $140,755 of short-term investments (Cash and Cash Equivalents).  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had net income of $6,445 for the year ended March 31, 2012.  However, after considering the changes in operating assets and liabilities, net cash used in operating activities was $73,676.  Cash provided by investing activities totaled $72,235 consisting of $15,517 in cash distributions from the Project Partnerships and $56,718 in net proceeds from the Sale of Project Partnerships (refer to the Exit Strategy section within this MD&A for more detailed discussion of this sale of Project Partnership).

Series 10 - Gateway closed this Series on January 21, 1994 after receiving $5,043,000 from 325 Limited Partner investors.  As of March 31, 2012, the Series had invested $3,453,240 in 12 Project Partnerships located in 7 states containing 336 apartment units.  Average occupancy of the Project Partnerships was 99% at December 31, 2011.

Equity in Loss of Project Partnerships increased $33,580 to $59,249 in fiscal year 2012 as compared to $25,669 in fiscal year 2011.  Equity in Loss of Project Partnerships decreased $2,656 to a loss of $25,669 in fiscal year 2011 as compared to a loss of $28,325 for fiscal year 2010.  As presented in Note 4, the Project Partnerships generated a loss for the years ended December 31, 2011, 2010 and 2009 of $221,215, $144,571 and $201,549 on Rental and other income of $1,958,453, $2,307,400 and $2,239,370, respectively.  Gateway’s share of the Project Partnerships’ net loss for the years ended December 31, 2011, 2010 and 2009 was $235,984, $163,491 and $211,172, of which $176,735, $137,822 and $182,847 were suspended, respectively.  If not suspended, these losses would have reduced the Investments in Project Partnerships below zero.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $390,665, $439,674 and $439,815 for the years ended December 31, 2011, 2010 and 2009, respectively).  Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  There was no impairment expense for the fiscal year ended March 31, 2012, 2011 or 2010.  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

At March 31, 2012, the Series had $141,006 of short-term investments (Cash and Cash Equivalents).  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $71,877 for the year ended March 31, 2012.  However, after considering the Equity in Loss of Project Partnerships of $59,249 and the changes in operating assets and liabilities, net cash used in operating activities was $56,061.  Cash provided by investing activities totaled $43,407 consisting of $17,262 in cash distributions from the Project Partnerships and $26,145 in net proceeds from the Sale of Project Partnerships (refer to the Exit Strategy section within this MD&A for more detailed discussion of this sale of Project Partnership).

Series 11 - Gateway closed this Series on April 29, 1994 after receiving $5,127,000 from 330 Limited Partner investors.  As of March 31, 2012 the Series had invested $2,894,482 in 8 Project Partnerships located in 3 states containing 211 apartment units.  Average occupancy of the Project Partnerships was 93% at December 31, 2011.

Equity in Loss of Project Partnerships decreased $49,712 to $57,365 in fiscal year 2012 as compared to $107,077 in fiscal year 2011.  Equity in Loss of Project Partnerships increased $26,485 to $107,077 in fiscal year 2011 as compared to $80,592 in fiscal year 2010.  As presented in Note 4, the Project Partnerships generated a loss for the years ended December 31, 2011, 2010 and 2009 of $145,104, $307,670 and $246,604 on Rental and other income of $1,422,551, $2,263,577 and $2,231,664, respectively.  Gateway’s share of the Project Partnerships’ net loss for the years ended December 31, 2011, 2010 and 2009 was $143,653, $294,727 and $241,053, of which $86,288, $187,650 and $160,461 were suspended, respectively.  If not suspended, these losses would have reduced the Investments in Project Partnerships below zero.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $326,847, $525,157 and $525,030 for the years ended December 31, 2011, 2010 and 2009, respectively).  Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  There was no impairment expense for the fiscal years ended March 31, 2012 or 2011  For the fiscal year ended March 31, 2010, impairment expense of $19,418 was recognized.  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At March 31, 2012, the Series had $393,062 of short-term investments (Cash and Cash Equivalents).  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had net income of $11,150 for the year ended March 31, 2012.  However, after considering the Equity in Loss of Project Partnerships of $57,365 and the changes in operating assets and liabilities, net cash used in operating activities was $73,384.  Cash provided by investing activities totaled $110,161 consisting of $10,391 in cash distributions from the Project Partnerships and $99,770 in net proceeds from the Sale of Project Partnerships (refer to the Exit Strategy section within this MD&A for more detailed discussion of this sale of Project Partnership).

Critical Accounting Estimates

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss.  Gateway did not recognize any impairment expense for the years ended March 31, 2012 or 2011.  Impairment expense for the year ended March 31, 2010 totaled $28,099, comprised of $8,681 in Series 8 and $19,418 in Series 11.

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

As of March 31, 2012, Gateway holds a limited partner interest in 93 Project Partnerships which own and operate government assisted multi-family housing complexes.  Gateway at one time held investments in 133 Project Partnerships.  As of December 31, 2010, all of the Project Partnerships had reached the end of their Tax Credit compliance period.  As of March 31, 2012, 40 of the Project Partnerships have been sold (21 in Series 7, 7 in Series 8, 5 in Series 9, 3 in Series 10 and 4 in Series 11) and, in accordance with the Gateway partnership agreement, the entire net proceeds received from these sales either have been or will be distributed to the Limited Partners of the respective Series.  A summary of the sale transactions for the Project Partnerships disposed during the past three fiscal years are summarized below:

Fiscal Year 2012 Disposition Activity:

Series 7

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
April 2011	Blue Ridge Elderly Housing	$32,675	$3.14	$32,675
April 2011	Lakeland II	23,875	2.30	23,875
April 2011	Meadow Run Apartments	38,275	3.68	38,275
April 2011	Mount Vernon Rental Housing	19,074	1.83	19,074
August 2011	Cavalry Crossing Apartments	4,977	0.48	4,977
December 2011	Nottingham Apartments	7,468	0.72	7,468
December 2011	Vardaman Manor	9,417	0.91	9,417
	Other, net (see below)	-	-	2,000
				$137,761

The net proceeds per LP unit from the sale of Blue Ridge Elderly Housing, Lake Lakeland II, Meadow Run Apartments, Mount Vernon Rental Housing, Cavalry Crossing Apartments, Nottingham Apartments and Vardaman Manor are a component of the Distribution Payable on the Balance Sheet as of March 31, 2012.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 7 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

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

Series 8

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
April 2011	Cottondale Rental Housing	$19,875	$1.99	$19,875
December 2011	Arbor Gate Apartments	10,018	1.00	10,018
December 2011	Lincoln Apartments	15,955	1.60	15,955
December 2011	Elderly Housing of Pontotoc	14,217	1.42	14,217
				$60,065

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The net proceeds per LP unit from the sale of Cottondale Rental Housing, Arbor Gate Apartments, Lincoln Apartments and Elderly Housing of Pontotoc are a component of the Distribution Payable on the Balance Sheet as of March 31, 2012.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 8 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

Series 9

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
April 2011	Arbor Trace Apartments Phase I	$19,075	$3.05	$19,075
April 2011	Arbor Trace Apartments Phase II	33,474	5.35	33,474
August 2011	Sycamore Landing	4,169	0.67	4,169
				$56,718

The net proceeds per LP unit from the sale of Arbor Trace Apartment Phase, Arbor Trace Apartments Phase II and Sycamore Landing are a component of the Distribution Payable on the Balance Sheet as of March 31, 2012.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 9 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

Series 10

Transaction			Net Proceeds	Gain on	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal	on Disposal
September 2011	Peachtree Apartments	$26,145	$5.18	$26,145	$-
March 2012	Courtyard Apartments Phase II	15,743	3.13	-	15,743
				$26,145	$15,743

The net proceeds per LP unit from the sale of Peachtree Apartments is a component of the Distribution Payable on the Balance Sheet as of March 31, 2012.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 10 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

In accordance with GAAP, although the sale of Courtyard Apartments Phase II was consummated on or prior to March 31, 2012, the gain on the sale is being deferred on the Balance Sheet and not recognized on the Statement of Operations until the period that the sale proceeds are received.  Gateway recorded a receivable for the proceeds from this sale totaling $15,743 which is included in Receivable - Other on the Balance Sheet.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 10 Assignees in a subsequent period at such time that state withholding tax liabilities have been settled.  The deferred gain of $15,743 will be recognized on the Statement of Operations during the period in which the proceeds are received.

Series 11

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
August 2011	Parsons Village	$2,681	$0.52	$2,681
September 2011	Mountain Oak Apartments	5,324	1.04	5,324
September 2011	Warsaw Manor Apartments	89,765	17.51	89,765
	Other, net (see below)	-	-	2,000
				$99,770

The net proceeds per LP unit from the sale of Parson Village, Mountain Oak Apartments and Warsaw Manor Apartments are a component of the Distribution Payable on the Balance Sheet as of March 31, 2012.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 11 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

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

Status Update on Unsold Project Partnerships:

The following summarizes the most recent status of the sale/disposal process for the Project Partnership investments held as of March 31, 2012:

Project Partnerships sold subsequent to March 31, 2012:

Series 8

Lovingston Ridge Limited Partnership

Subsequent to the March 31, 2012 year-end, Gateway sold its partnership interest in Lovingston Ridge Limited Partnership.  Gateway received approximately $69,688 in net proceeds (approximately $6.99 per beneficial assignee certificate) which also approximates the gain on sale of the Project Partnership.  The gain will be recognized in the first quarter of fiscal year 2013 and available proceeds from this sale transaction, less the applicable state tax withholding, will be distributed to the Series 8 Assignees in a subsequent period at such time that state withholding tax liabilities have been settled.

Gateway has approved the sale to the general partner of the Project Partnership or a third party:

Series 8

Antlers Properties	Holdenville Properties
Antlers Properties II	Kirksville Senior Apartments, Limited Partnership
AAA Properties of Bentonville	Meadowview Properties Limited Partnership
Concordia Senior Housing, L.P	Mountainburg Properties
Deerpoint, Ltd.	Wetumka Properties
Fox Ridge II, Ltd.

These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amounts as approved by Gateway, should all the transactions close without modification, the estimated net proceeds to Gateway from the sales of these Project Partnerships are estimated to be $680,478, or $68.19 per limited partnership unit.  Sales proceeds would be available for distribution, less the applicable state tax withholding, to the Series 8 Limited Partners in a period subsequent to the closing of these sales transactions which would most likely occur within the next year.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Series 9

Abernathy Properties	Jay Properties II
Boxwood Place Properties	Lamar Properties, L.P.

These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amounts as approved by Gateway, should all the transactions close without modification, the estimated net proceeds to Gateway from the sales of these Project Partnerships are estimated to be $265,536, or $42.46 per limited partnership unit.  Sales proceeds would be available for distribution, less the applicable state tax withholding, to the Series 9 Limited Partners in a period subsequent to the closing of these sales transactions which would most likely occur within the next year.

Series 10

Stigler Properties

This approval is subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sale amount as approved by Gateway, should the transaction close without modification, the estimated net proceeds to Gateway from the sale of this Project Partnership is estimated to be $55,320, or $10.97 per limited partnership unit.  Sales proceeds would be available for distribution, less the applicable state tax withholding, to the Series 10 Limited Partners in a period subsequent to the closing of this sales transaction which would most likely occur within the next year.

Disclosure of Contractual Obligations

		Payment due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years

Long-Term Debt Obligations
Capital Lease Obligations
Operating Lease Obligations
Purchase Obligations
Other Liabilities Reflected on the
Registrant’s Balance Sheet under GAAP	$3,429,410 (1)	3,429,410	-	-	-

(1)  The Other Liabilities represent the asset management fees and other general and administrative expense reimbursements owed to the General Partners as of March 31, 2012.  This payable is unsecured, due on demand and, in accordance with the limited partnership agreement, non-interest bearing.  As referred to in Note 3, the Managing General Partner does not intend to demand payment of the portion of this balance reflected as due later than one year within the next twelve months.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, no information is required.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Gateway Tax Credit Fund III Ltd.

We have audited the accompanying balance sheets of Gateway Tax Credit Fund III Ltd. (a Florida Limited Partnership) - Series 7 through 11, in total and for each series, as of March 31, 2012 and 2011, and the related statements of operations, partners’ equity (deficit), and cash flows for the total partnership and for each of the series for each of the years in the three-year period ended March 31, 2012.  Gateway’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gateway Tax Credit Fund III Ltd. - Series 7 through 11, in total and for each series, as of March 31, 2012 and 2011, and the results of its operations and its cash flows for the total partnership and for each of the series for each of the years in the three-year period ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Reznick Group, P.C.
REZNICK GROUP, P.C.

Atlanta, Georgia
June 25, 2012

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

BALANCE SHEETS

	SERIES 7		SERIES 8		SERIES 9
	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,
	2012	2011	2012	2011	2012	2011
ASSETS
Current Assets:
Cash and Cash Equivalents	$831,096	$770,297	$134,550	$231,397	$140,755	$142,196
Total Current Assets	831,096	770,297	134,550	231,397	140,755	142,196

Total Assets	$831,096	$770,297	$134,550	$231,397	$140,755	$142,196

LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
Payable to General Partners	$1,056,272	$6,174	$1,267,906	$183,126	$737,636	$55,327
Distribution Payable	683,512	545,751	87,450	27,385	111,748	55,030

Total Current Liabilities	1,739,784	551,925	1,355,356	210,511	849,384	110,357

Long-Term Liabilities:
Payable to General Partners	-	1,065,589	-	1,150,230	-	690,195

Partners' Equity (Deficit):
Limited Partners - 10,395, 9,980, and 6,254
units for Series 7, 8, and 9, respectively,
at March 31, 2012 and 2011	(916,635)	(854,401)	(1,221,362)	(1,125,775)	(709,127)	(651,966)
General Partners	7,947	7,184	556	(3,569)	498	(6,390)

Total Partners' Deficit	(908,688)	(847,217)	(1,220,806)	(1,129,344)	(708,629)	(658,356)

Total Liabilities and Partners' Deficit	$831,096	$770,297	$134,550	$231,397	$140,755	$142,196

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

BALANCE SHEETS

	SERIES 10		SERIES 11		TOTAL SERIES 7 - 11
	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,
	2012	2011	2012	2011	2012	2011
ASSETS
Current Assets:
Cash and Cash Equivalents	$141,006	$153,660	$393,062	$356,285	$1,640,469	$1,653,835
Receivable - Other	15,743	-	-	-	15,743	-
Total Current Assets	156,749	153,660	393,062	356,285	1,656,212	1,653,835

Investments in Project Partnerships, net	-	64,697	185,696	245,863	185,696	310,560

Total Assets	$156,749	$218,357	$578,758	$602,148	$1,841,908	$1,964,395

LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
Payable to General Partners	$257,093	$27,005	$110,503	$4,167	$3,429,410	$275,799
Distribution Payable	38,145	12,000	225,544	125,774	1,146,399	765,940
Deferred Gain on Sale of Project Partnerships	15,743	-	-	-	15,743	-

Total Current Liabilities	310,981	39,005	336,047	129,941	4,591,552	1,041,739

Long-Term Liabilities:
Payable to General Partners	-	235,562	-	140,876	-	3,282,452

Partners' Equity (Deficit):
Limited Partners - 5,043 and 5,127 units
for Series 10 and 11, respectively, at
March 31, 2012 and 2011	(146,655)	(23,468)	241,714	330,500	(2,752,065)	(2,325,110)
General Partners	(7,577)	(32,742)	997	831	2,421	(34,686)

Total Partners' Equity (Deficit)	(154,232)	(56,210)	242,711	331,331	(2,749,644)	(2,359,796)

Total Liabilities and Partners' Equity (Deficit)	$156,749	$218,357	$578,758	$602,148	$1,841,908	$1,964,395

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2012, 2011 AND 2010

	SERIES 7			SERIES 8
	2012	2011	2010	2012	2011	2010
Revenues:
Distribution Income	$16,017	$23,473	$31,189	$23,726	$24,662	$23,800
Total Revenues	16,017	23,473	31,189	23,726	24,662	23,800

Expenses:
Asset Management Fee - General Partner	36,057	57,429	67,188	72,492	80,466	85,780
General and Administrative:
General Partner	-	-	82,933	-	-	-
Other	41,562	33,183	38,336	42,722	38,442	40,376
Amortization	-	146	291	-	-	1,156
Impairment Loss on Investment in Project Partnerships	-	-	-	-	-	8,681

Total Expenses	77,619	90,758	188,748	115,214	118,908	135,993

Loss Before Equity in Loss of Project Partnerships
and Other Income	(61,602)	(67,285)	(157,559)	(91,488)	(94,246)	(112,193)
Equity in Loss of Project Partnerships	-	-	-	-	-	(2,631)
Gain on Sale of Project Partnerships	137,761	540,685	300,518	60,065	4,000	23,000
Interest Income	131	39	26	26	28	22

Net Income (Loss)	$76,290	$473,439	$142,985	$(31,397)	$(90,218)	$(91,802)

Allocation of Net Income (Loss):
Limited Partners	$75,527	$468,704	$86,459	$(35,522)	$(93,276)	$(113,654)
General Partners	763	4,735	56,526	4,125	3,058	21,852

	$76,290	$473,439	$142,985	$(31,397)	$(90,218)	$(91,802)

Net Income (Loss) Per Limited Partnership Unit	$7.27	$45.09	$8.32	$(3.56)	$(9.35)	$(11.39)

Number of Limited Partnership Units Outstanding	10,395	10,395	10,395	9,980	9,980	9,980

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2012, 2011 AND 2010

	SERIES 9			SERIES 10
	2012	2011	2010	2012	2011	2010
Revenues:
Distribution Income	$15,517	$16,002	$15,862	$11,814	$12,943	$8,658
Total Revenues	15,517	16,002	15,862	11,814	12,943	8,658

Expenses:
Asset Management Fee - General Partner	36,829	45,797	48,589	28,851	31,251	33,424
General and Administrative:
General Partner	-	-	62,259	-	-	38,620
Other	28,987	24,886	27,603	21,759	18,870	19,824
Amortization	-	-	2,993	-	-	667

Total Expenses	65,816	70,683	141,444	50,610	50,121	92,535

Loss Before Equity in Loss of Project Partnerships
and Other Income	(50,299)	(54,681)	(125,582)	(38,796)	(37,178)	(83,877)
Equity in Loss of Project Partnerships	-	-	(4,909)	(59,249)	(25,669)	(28,325)
Gain on Sale of Project Partnerships	56,718	45,030	10,000	26,145	2,000	10,000
Interest Income	26	14	10	23	18	1,908

Net Income (Loss)	$6,445	$(9,637)	$(120,481)	$(71,877)	$(60,829)	$(100,294)

Allocation of Net Income (Loss):
Limited Partners	$(443)	$(54,120)	$(129,176)	$(97,042)	$(62,200)	$(109,191)
General Partners	6,888	44,483	8,695	25,165	1,371	8,897

	$6,445	$(9,637)	$(120,481)	$(71,877)	$(60,829)	$(100,294)

Net Loss Per Limited Partnership Unit	$(0.07)	$(8.65)	$(20.65)	$(19.24)	$(12.33)	$(21.65)

Number of Limited Partnership Units Outstanding	6,254	6,254	6,254	5,043	5,043	5,043

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2012, 2011 AND 2010

	SERIES 11			TOTAL SERIES 7 - 11
	2012	2011	2010	2012	2011	2010
Revenues:
Distribution Income	$7,589	$3,607	$4,207	$74,663	$80,687	$83,716
Total Revenues	7,589	3,607	4,207	74,663	80,687	83,716

Expenses:
Asset Management Fee - General Partner	16,916	27,711	28,124	191,145	242,654	263,105
General and Administrative:
General Partner	-	20,774	34,766	-	20,774	218,578
Other	21,989	18,904	19,855	157,019	134,285	145,994
Amortization	-	-	12,518	-	146	17,625
Impairment Loss on Investment in Project Partnerships	-	-	19,418	-	-	28,099

Total Expenses	38,905	67,389	114,681	348,164	397,859	673,401

Loss Before Equity in Loss of Project Partnerships
and Other Income	(31,316)	(63,782)	(110,474)	(273,501)	(317,172)	(589,685)
Equity in Loss of Project Partnerships	(57,365)	(107,077)	(80,592)	(116,614)	(132,746)	(116,457)
Gain on Sale of Project Partnerships	99,770	125,774	-	380,459	717,489	343,518
Interest Income	61	25	2,786	267	124	4,752

Net Income (Loss)	$11,150	$(45,060)	$(188,280)	$(9,389)	$267,695	$(357,872)

Allocation of Net Income (Loss):
Limited Partners	$10,984	$(86,860)	$(186,397)	$(46,496)	$172,248	$(451,959)
General Partners	166	41,800	(1,883)	37,107	95,447	94,087

	$11,150	$(45,060)	$(188,280)	$(9,389)	$267,695	$(357,872)

Net Income (Loss) Per Limited Partnership Unit	$2.14	$(16.94)	$(36.36)

Number of Limited Partnership Units Outstanding	5,127	5,127	5,127

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2012, 2011 AND 2010

	SERIES 7			SERIES 8
	Limited	General		Limited	General
	Partners	Partners	Total	Partners	Partners	Total

Balance at March 31, 2009	$(568,361)	$(54,077)	$(622,438)	$(891,845)	$(28,479)	$(920,324)

Net Income (Loss)	86,459	56,526	142,985	(113,654)	21,852	(91,802)

Distributions	(300,518)	-	(300,518)	(23,000)	-	(23,000)

Balance at March 31, 2010	(782,420)	2,449	(779,971)	(1,028,499)	(6,627)	(1,035,126)

Net Income (Loss)	468,704	4,735	473,439	(93,276)	3,058	(90,218)

Distributions	(540,685)	-	(540,685)	(4,000)	-	(4,000)

Balance at March 31, 2011	(854,401)	7,184	(847,217)	(1,125,775)	(3,569)	(1,129,344)

Net Income (Loss)	75,527	763	76,290	(35,522)	4,125	(31,397)

Distributions	(137,761)	-	(137,761)	(60,065)	-	(60,065)

Balance at March 31, 2012	$(916,635)	$7,947	$(908,688)	$(1,221,362)	$556	$(1,220,806)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2012, 2011 AND 2010

	SERIES 9			SERIES 10
	Limited	General		Limited	General
	Partners	Partners	Total	Partners	Partners	Total

Balance at March 31, 2009	$(413,640)	$(59,568)	$(473,208)	$159,923	$(43,010)	$116,913

Net (Loss) Income	(129,176)	8,695	(120,481)	(109,191)	8,897	(100,294)

Distributions	(10,000)	-	(10,000)	(10,000)	-	(10,000)

Balance at March 31, 2010	(552,816)	(50,873)	(603,689)	40,732	(34,113)	6,619

Net (Loss) Income	(54,120)	44,483	(9,637)	(62,200)	1,371	(60,829)

Distributions	(45,030)	-	(45,030)	(2,000)	-	(2,000)

Balance at March 31, 2011	(651,966)	(6,390)	(658,356)	(23,468)	(32,742)	(56,210)

Net (Loss) Income	(443)	6,888	6,445	(97,042)	25,165	(71,877)

Distributions	(56,718)	-	(56,718)	(26,145)	-	(26,145)

Balance at March 31, 2012	$(709,127)	$498	$(708,629)	$(146,655)	$(7,577)	$(154,232)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2012, 2011 AND 2010

	SERIES 11			TOTAL SERIES 7 - 11
	Limited	General		Limited	General
	Partners	Partners	Total	Partners	Partners	Total

Balance at March 31, 2009	$729,531	$(39,086)	$690,445	$(984,392)	$(224,220)	$(1,208,612)

Net (Loss) Income	(186,397)	(1,883)	(188,280)	(451,959)	94,087	(357,872)

Distributions	-	-	-	(343,518)	-	(343,518)

Balance at March 31, 2010	543,134	(40,969)	502,165	(1,779,869)	(130,133)	(1,910,002)

Net (Loss) Income	(86,860)	41,800	(45,060)	172,248	95,447	267,695

Distributions	(125,774)	-	(125,774)	(717,489)	-	(717,489)

Balance at March 31, 2011	330,500	831	331,331	(2,325,110)	(34,686)	(2,359,796)

Net Income (Loss)	10,984	166	11,150	(46,496)	37,107	(9,389)

Distributions	(99,770)	-	(99,770)	(380,459)	-	(380,459)

Balance at March 31, 2012	$241,714	$997	$242,711	$(2,752,065)	$2,421	$(2,749,644)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2012, 2011 AND 2010

	SERIES 7
	2012	2011	2010
Cash Flows from Operating Activities:
Net Income	$76,290	$473,439	$142,985
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities:
Amortization	-	146	291
Gain on Sale of Project Partnerships	(137,761)	(540,685)	(300,518)
Distribution Income	(16,017)	(23,473)	(31,189)
Changes in Operating Assets and Liabilities:
(Decrease) Increase in Payable to General Partners	(15,491)	3,139	111,089
Net Cash Used in Operating Activities	(92,979)	(87,434)	(77,342)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	16,017	22,635	35,189
Net Proceeds from Sale of Project Partnerships	137,761	625,394	300,518
Net Cash Provided by Investing Activities	153,778	648,029	335,707

Cash Flows from Financing Activities:
Distributions	-	-	(295,530)
Net Cash Used in Financing Activities	-	-	(295,530)

Increase (Decrease) in Cash and Cash Equivalents	60,799	560,595	(37,165)
Cash and Cash Equivalents at Beginning of Year	770,297	209,702	246,867

Cash and Cash Equivalents at End of Year	$831,096	$770,297	$209,702

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$137,761	$540,685	$-
Distribution to Limited Partners	(137,761)	(540,685)	-
	$-	$-	$-

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2012, 2011 AND 2010

	SERIES 8
	2012	2011	2010
Cash Flows from Operating Activities:
Net Loss	$(31,397)	$(90,218)	$(91,802)
Adjustments to Reconcile Net Loss to Net Cash (Used in) Provided by Operating Activities:
Amortization	-	-	1,156
Impairment Loss on Investment in Project Partnerships	-	-	8,681
Equity in Loss of Project Partnerships	-	-	2,631
Gain on Sale of Project Partnerships	(60,065)	(4,000)	(23,000)
Distribution Income	(23,726)	(24,662)	(23,800)
Changes in Operating Assets and Liabilities:
(Decrease) Increase in Payable to General Partners	(65,450)	82,627	129,865
Net Cash (Used in) Provided by Operating Activities	(180,638)	(36,253)	3,731

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	23,726	24,662	26,339
Net Proceeds from Sale of Project Partnerships	60,065	4,000	23,000
Net Cash Provided by Investing Activities	83,791	28,662	49,339

(Decrease) Increase in Cash and Cash Equivalents	(96,847)	(7,591)	53,070
Cash and Cash Equivalents at Beginning of Year	231,397	238,988	185,918

Cash and Cash Equivalents at End of Year	$134,550	$231,397	$238,988

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$60,065	$4,000	$23,000
Distribution to Limited Partners	(60,065)	(4,000)	(23,000)
	$-	$-	$-

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2012, 2011 AND 2010

	SERIES 9
	2012	2011	2010
Cash Flows from Operating Activities:
Net Income (Loss)	$6,445	$(9,637)	$(120,481)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Amortization	-	-	2,993
Equity in Loss of Project Partnerships	-	-	4,909
Gain on Sale of Project Partnerships	(56,718)	(45,030)	(10,000)
Distribution Income	(15,517)	(16,002)	(15,862)
Changes in Operating Assets and Liabilities:
(Decrease) Increase in Payable to General Partners	(7,886)	54,921	83,386
Net Cash Used in Operating Activities	(73,676)	(15,748)	(55,055)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	15,517	16,002	17,641
Net Proceeds from Sale of Project Partnerships	56,718	45,030	10,000
Net Cash Provided by Investing Activities	72,235	61,032	27,641

(Decrease) Increase in Cash and Cash Equivalents	(1,441)	45,284	(27,414)
Cash and Cash Equivalents at Beginning of Year	142,196	96,912	124,326

Cash and Cash Equivalents at End of Year	$140,755	$142,196	$96,912

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$56,718	$45,030	$10,000
Distribution to Limited Partners	(56,718)	(45,030)	(10,000)
	$-	$-	$-

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2012, 2011 AND 2010

	SERIES 10
	2012	2011	2010
Cash Flows from Operating Activities:
Net Loss	$(71,877)	$(60,829)	$(100,294)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization	-	-	667
Accreted Interest Income on Investment in Securities	-	-	(1,896)
Equity in Loss of Project Partnerships	59,249	25,669	28,325
Gain on Sale of Project Partnerships	(26,145)	(2,000)	(10,000)
Distribution Income	(11,814)	(12,943)	(8,658)
Changes in Operating Assets and Liabilities:
(Decrease) Increase in Payable to General Partners	(5,474)	28,281	55,625
Net Cash Used in Operating Activities	(56,061)	(21,822)	(36,231)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	17,262	19,844	18,807
Net Proceeds from Sale of Project Partnerships	26,145	2,000	10,000
Redemption of Investment Securities	-	-	40,000
Net Cash Provided by Investing Activities	43,407	21,844	68,807

(Decrease) Increase in Cash and Cash Equivalents	(12,654)	22	32,576
Cash and Cash Equivalents at Beginning of Year	153,660	153,638	121,062

Cash and Cash Equivalents at End of Year	$141,006	$153,660	$153,638

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$26,145	$2,000	$10,000
Distribution to Limited Partners	(26,145)	(2,000)	(10,000)
Increase in Receivable - Other	(15,743)	-	-
Increase in Deferred Gain on Sale of Project Partnerships	15,743	-	-
	$-	$-	$-

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2012, 2011 AND 2010

	SERIES 11
	2012	2011	2010
Cash Flows from Operating Activities:
Net Income (Loss)	$11,150	$(45,060)	$(188,280)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Amortization	-	-	12,518
Impairment Loss on Investment in Project Partnerships	-	-	19,418
Accreted Interest Income on Investment in Securities	-	-	(2,767)
Equity in Loss of Project Partnerships	57,365	107,077	80,592
Gain on Sale of Project Partnerships	(99,770)	(125,774)	-
Distribution Income	(7,589)	(3,607)	(4,207)
Changes in Operating Assets and Liabilities:
(Decrease) Increase in Payable to General Partners	(34,540)	25,368	27,586
Net Cash Used in Operating Activities	(73,384)	(41,996)	(55,140)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	10,391	12,646	16,292
Net Proceeds from Sale of Project Partnerships	99,770	175,667	-
Redemption of Investment Securities	-	-	44,000
Net Cash Provided by Investing Activities	110,161	188,313	60,292

Increase in Cash and Cash Equivalents	36,777	146,317	5,152
Cash and Cash Equivalents at Beginning of Year	356,285	209,968	204,816

Cash and Cash Equivalents at End of Year	$393,062	$356,285	$209,968

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$99,770	$125,774	$-
Distribution to Limited Partners	(99,770)	(125,774)	-
	$-	$-	$-

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2012, 2011 AND 2010

	TOTAL SERIES 7 - 11
	2012	2011	2010
Cash Flows from Operating Activities:
Net (Loss) Income	$(9,389)	$267,695	$(357,872)
Adjustments to Reconcile Net (Loss) Income to Net Cash Used in Operating Activities:
Amortization	-	146	17,625
Impairment Loss on Investment in Project Partnerships	-	-	28,099
Accreted Interest Income on Investment in Securities	-	-	(4,663)
Equity in Loss of Project Partnerships	116,614	132,746	116,457
Gain on Sale of Project Partnerships	(380,459)	(717,489)	(343,518)
Distribution Income	(74,663)	(80,687)	(83,716)
Changes in Operating Assets and Liabilities:
(Decrease) Increase in Payable to General Partners	(128,841)	194,336	407,551
Net Cash Used in Operating Activities	(476,738)	(203,253)	(220,037)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	82,913	95,789	114,268
Net Proceeds from Sale of Project Partnerships	380,459	852,091	343,518
Redemption of Investment Securities	-	-	84,000
Net Cash Provided by Investing Activities	463,372	947,880	541,786

Cash Flows from Financing Activities:
Distributions	-	-	(295,530)
Net Cash Used in Financing Activities	-	-	(295,530)

(Decrease) Increase in Cash and Cash Equivalents	(13,366)	744,627	26,219
Cash and Cash Equivalents at Beginning of Year	1,653,835	909,208	882,989

Cash and Cash Equivalents at End of Year	$1,640,469	$1,653,835	$909,208

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$380,459	$717,489	$43,000
Distribution to Limited Partners	(380,459)	(717,489)	(43,000)
Increase in Receivable - Other	15,743	-	-
Increase in Deferred Gain on Sale of Project Partnerships	(15,743)	-	-
	$-	$-	$-

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012, 2011 AND 2010

NOTE 1 - ORGANIZATION:

Gateway Tax Credit Fund III Ltd. (“Gateway”), a Florida Limited Partnership, was formed October 17, 1991 under the laws of Florida.  Gateway offered its limited partnership interests in Series (“Series”).  The first Series for Gateway is Series 7.  Operations commenced on July 16, 1992 for Series 7, January 4, 1993 for Series 8, September 30, 1993 for Series 9, January 21, 1994 for Series 10 and April 29, 1994 for Series 11.  Each Series invests, as a limited partner, in other limited partnerships (“Project Partnerships”), each of which owns and operates apartment complexes eligible for Low-Income Housing Tax Credits (“Tax Credits”), provided for in Section 42 of the Internal Revenue Code of 1986.  Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the limited partnership agreement (the “Agreement”).  As of March 31, 2012, Gateway had received capital contributions of $1,000 from the General Partners and $36,799,000 from the investor Limited Partners.

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

All of the original 133 Project Partnership investments have reached the end of their Tax Credit compliance period as of December 31, 2010.  As of March 31, 2012, 40 of the Project Partnership investments have been sold and, in accordance with the Gateway partnership agreement, the entire net proceeds received from these sales either have been or will be distributed to the Limited Partners of those Series.  On a cumulative basis as of March 31, 2012, $338,877 of net sales proceeds representing $32.60 per Limited Partner unit in Series 7 and $67,964 of net sales proceeds representing $6.81 per Limited Partner unit in Series 8 have been distributed to the Limited Partners of the respective Series.

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

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected remaining low-income housing tax credits and other tax benefits is less than the carrying amount of the investment, Gateway recognizes an impairment loss.  No impairment expense was recognized for the years ended March 31, 2012 and March 31, 2011.  Impairment expense for the year ended March 31, 2010 totaled $28,099, comprised of $8,681 in Series 8 and $19,418 in Series 11.  Refer to Note 4 - Investments in Project Partnerships for further details regarding the components of the Investments in Project Partnerships balance.  Gateway is continuing to execute its process of disposition of its interest in Project Partnerships that have reached the end of their Tax Credit compliance period, refer to Note 5 - Summary of Disposition Activities for the most recent update of those on-going activities.

Gateway, as a limited partner in the Project Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance and continued eligibility for Tax Credits.  If the cost of operating a property exceeds the rental income earned thereon, Gateway may deem it in its best interest to voluntarily provide funds in order to protect its investment.  However, Gateway does not guarantee any of the mortgages or other debt of the Project Partnerships.  No such funding to Project Partnerships occurred during fiscal years 2012, 2011, or 2010.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

Income Taxes

No provision for income taxes has been made in these financial statements, as income taxes are a liability of the partners rather than of Gateway.  Gateway files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  Gateway is no longer subject to U.S. federal examination by tax authorities for years prior to calendar year 2009.  The income tax returns subject to state examination by tax authorities are generally consistent with the federal period.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

Gateway holds variable interests in 93 VIEs, which consist of Project Partnerships (Refer to Note 1 - Organization for information about Gateway’s involvement in the Project Partnerships).  Gateway is not the primary beneficiary of the VIEs.  Since its inception, Gateway’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to Gateway’s capital contributions to those VIEs, which is approximately $19,774,072 at March 31, 2012.  Over the course of the investment and Tax Credit Cycle, this maximum exposure to loss was offset by actual losses experienced by the Project Partnerships recorded by Gateway in its equity accounting.  Accordingly, at the current stage of the investment and Tax Credit Cycle, the carrying value of Gateway’s interest in the VIEs has been reduced to $185,696.  Tabular disclosures within Note 4 - Investments in Project Partnerships detail total capital contributions to VIEs, the carrying amount of assets and liabilities related to Gateway’s VIEs and the aggregate assets, liabilities and Gateway’s exposure to loss from those VIEs.  Gateway may be subject to additional losses to the extent of any financial support that Gateway voluntarily provides to those Project Partnerships in the future.  Gateway does not currently intend to provide future financial support to the Project Partnerships.

Recent Accounting Changes

In June 2009, the FASB issued amendments to the consolidation guidance applicable to variable interest entities which Gateway adopted effective April 1, 2010.  The amendments had no impact on its financial statements for the year-ended March 31, 2011.

NOTE 3 - RELATED PARTY TRANSACTIONS:

The Payable to General Partners primarily represents the asset management fees and general and administrative expenses owed to the General Partners at the end of the period.  It is unsecured, due on demand and, in accordance with the Agreement, non-interest bearing.  This payable will be paid in a future period to the extent of any funds available for such payment.

Value Partners, Inc., an affiliate of Gateway, acquired the general partner interest in Logan Heights, one of the Project Partnerships in Series 8, in 2003 (see further discussion in Note 4).

For the years ended March 31, 2012, 2011 and 2010 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

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

	2012	2011	2010
Series 7	$36,057	$57,429	$67,188
Series 8	72,492	80,466	85,780
Series 9	36,829	45,797	48,589
Series 10	28,851	31,251	33,424
Series 11	16,916	27,711	28,124
Total	$191,145	$242,654	$263,105

General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis.  This expense is included in the Statements of Operations.  During fiscal year 2011, the General Partner ceased further allocations of general and administrative expenses to Gateway.

	2012	2011	2010
Series 7	$-	$-	$82,933
Series 8	-	-	-
Series 9	-	-	62,259
Series 10	-	-	38,620
Series 11	-	20,774	34,766
Total	$-	$20,774	$218,578

Total unpaid asset management fees and administrative expenses payable to the General Partners, which are included on the Balance Sheet as of March 31, 2012 and 2011 are as follows:

	March 31, 2012	March 31, 2011
Series 7	$1,056,272	$1,071,763
Series 8	1,267,906	1,333,356
Series 9	737,636	745,522
Series 10	257,093	262,567
Series 11	110,503	145,043
Total	$3,429,410	$3,558,251

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS:

As of March 31, 2012, Gateway had acquired a 99% interest in the profits, losses, and Tax Credits as a limited partner in Project Partnerships (Series 7 - 18, Series 8 - 36, and Series 9 - 19) which own and operate government assisted multi-family housing complexes.  Cash flows from operations are allocated according to each Project Partnership agreement.  Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

	SERIES 7		SERIES 8		SERIES 9
	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,
	2012	2011	2012	2011	2012	2011
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$3,308,861	$4,648,444	$6,293,277	$6,965,669	$3,824,212	$4,599,313

Cumulative equity in losses of Project
Partnerships (1)	(3,186,081)	(4,533,144)	(6,271,505)	(6,877,633)	(3,489,505)	(4,242,472)

Cumulative distributions received from
Project Partnerships	(132,157)	(177,214)	(144,158)	(179,115)	(124,614)	(164,111)

Investment in Project Partnerships before
Adjustment	(9,377)	(61,914)	(122,386)	(91,079)	210,093	192,730

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	347,475	496,983	476,293	513,903	174,172	218,681
Accumulated amortization of acquisition
fees and expenses	(161,198)	(229,600)	(139,623)	(161,554)	(76,333)	(103,479)

Reserve for Impairment of Investment in
Project Partnerships	(176,900)	(205,469)	(214,284)	(261,270)	(307,932)	(307,932)

Investments in Project Partnerships	$-	$-	$-	$-	$-	$-

(1) In accordance with Gateway's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $3,992,509 in Series 7, $9,039,390 in Series 8, and $3,344,387 in Series 9 for the year ended March 31, 2012; and cumulative suspended losses of $5,196,366 in Series 7, $8,784,792 in Series 8, and $3,506,137 in Series 9 for the year ended March 31, 2011 are not included.

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

As of March 31, 2011, Gateway had acquired a 99% interest in the profits, losses, and Tax Credits as a limited partner in Project Partnerships (Series 10 - 12 and Series 11 - 8) which own and operate government assisted multi-family housing complexes.  Cash flows from operations are allocated according to each Project Partnership agreement.  Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

	SERIES 10		SERIES 11		TOTAL SERIES 7 - 11
	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,
	2012	2011	2012	2011	2012	2011
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$3,453,240	$3,716,106	$2,894,482	$3,832,294	$19,774,072	$23,761,826

Cumulative equity in losses of Project
Partnerships (1)	(2,156,421)	(2,350,831)	(1,140,133)	(2,013,680)	(16,243,645)	(20,017,761)

Cumulative distributions received from
Project Partnerships	(231,425)	(241,641)	(176,566)	(203,283)	(808,920)	(965,363)

Investment in Project Partnerships before
Adjustment	1,065,394	1,123,634	1,577,783	1,615,331	2,721,507	2,778,702

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	163,745	174,878	201,455	267,568	1,363,140	1,672,013
Accumulated amortization of acquisition
fees and expenses	(143,213)	(147,889)	(170,316)	(200,224)	(690,683)	(842,746)

Reserve for Impairment of Investment in
Project Partnerships	(1,085,926)	(1,085,926)	(1,423,226)	(1,436,812)	(3,208,268)	(3,297,409)

Investments in Project Partnerships	$-	$64,697	$185,696	$245,863	$185,696	$310,560

(1) In accordance with Gateway's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $889,567 in Series 10 and $942,927 in Series 11 for the year ended March 31, 2012; and cumulative suspended losses of $856,925 in Series 10 and $1,579,776 in Series 11 for the year ended March 31, 2011 are not included.

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway’s policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 7 as of December 31 and the summarized statements of operations for the year ended December 31 of each year:

	SERIES 7
	2011	2010	2009
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$2,064,391	$2,824,891	$3,440,082
Investment properties, net	8,641,194	13,171,200	16,183,940
Other assets	22,751	23,284	38,062
Total assets	$10,728,336	$16,019,375	$19,662,084

Liabilities and Partners' Deficit:
Current liabilities	$554,622	$684,298	$786,978
Long-term debt	14,475,871	21,032,703	24,463,674
Total liabilities	15,030,493	21,717,001	25,250,652

Partners' deficit
Limited Partner	(4,090,292)	(5,368,845)	(5,270,577)
General Partners	(211,865)	(328,781)	(317,991)
Total partners' deficit	(4,302,157)	(5,697,626)	(5,588,568)

Total liabilities and partners' deficit	$10,728,336	$16,019,375	$19,662,084

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$3,160,983	$4,434,943	$5,284,523
Expenses:
Operating expenses	1,918,877	2,703,870	3,172,014
Interest expense	1,009,538	1,431,954	1,799,295
Depreciation and amortization	579,826	847,923	1,008,239

Total expenses	3,508,241	4,983,747	5,979,548

Net loss	$(347,258)	$(548,804)	$(695,025)

Other partners' share of net income	$20,051	$24,472	$6,076

Gateway's share of net loss	$(367,309)	$(573,276)	$(701,101)
Suspended losses	367,309	573,276	701,101

Equity in Income of Project Partnerships	$-	$-	$-

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway’s policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 8 as of December 31 and the summarized statements of operations for the year ended December 31 of each year:

	SERIES 8 (1)
	2011	2010	2009
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$3,682,782	$4,220,739	$4,271,715
Investment properties, net	17,107,118	20,572,269	21,382,534
Other assets	170,439	126,899	341,101
Total assets	$20,960,339	$24,919,907	$25,995,350

Liabilities and Partners' Deficit:
Current liabilities	$1,458,933	$1,549,539	$1,527,103
Long-term debt	29,413,947	33,041,891	33,354,386
Total liabilities	30,872,880	34,591,430	34,881,489

Partners' deficit
Limited Partner	(9,107,794)	(8,833,568)	(8,199,433)
General Partners	(804,747)	(837,955)	(686,706)
Total partners' deficit	(9,912,541)	(9,671,523)	(8,886,139)

Total liabilities and partners' deficit	$20,960,339	$24,919,907	$25,995,350

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$6,112,701	$6,793,755	$6,930,389
Expenses:
Operating expenses	3,783,320	4,044,264	3,922,755
Interest expense	1,822,071	2,052,741	2,392,106
Depreciation and amortization	1,281,664	1,420,237	1,397,733

Total expenses	6,887,055	7,517,242	7,712,594

Net loss	$(774,354)	$(723,487)	$(782,205)

Other partners' share of net income (loss)	$11,494	$(5,520)	$(4,368)

Gateway's share of net loss	$(785,848)	$(717,967)	$(777,837)
Suspended losses	785,848	717,967	775,206

Equity in Loss of Project Partnerships	$-	$-	$(2,631)

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

(1)    As discussed in Note 3, an affiliate of the General Partner (Value Partners, Inc.) is the operating general partner in one of the Project Partnerships included in Series 8 above (Logan Heights).  The Logan Heights Project Partnership is not consolidated in Gateway’s financial statements as Gateway’s investment in Logan Heights is accounted for under the equity method.  The information below is included for related party disclosure purposes.  The Project Partnership’s financial information for the years ending December 2011 and December 2010 is as follows:

	December 2011	December 2010
Total Assets	$441,045	$439,620
Total Liabilities	788,109	794,593
Gateway Deficit	(319,729)	(327,559)
Other Partner's Deficit	(27,335)	(27,414)
Total Revenue	140,720	141,186
Net Income	$7,909	$13,224

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway’s policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 9 as of December 31 and the summarized statements of operations for the year ended December 31 of each year:

	SERIES 9
	2011	2010	2009
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$1,719,959	$2,143,673	$2,118,394
Investment properties, net	9,409,238	12,424,657	13,284,407
Other assets	48,863	35,561	30,637
Total assets	$11,178,060	$14,603,891	$15,433,438

Liabilities and Partners' Deficit:
Current liabilities	$437,845	$532,780	$488,554
Long-term debt	14,385,401	17,941,049	18,523,562
Total liabilities	14,823,246	18,473,829	19,012,116

Partners' deficit
Limited Partner	(3,239,827)	(3,408,830)	(3,139,742)
General Partners	(405,359)	(461,108)	(438,936)
Total partners' deficit	(3,645,186)	(3,869,938)	(3,578,678)

Total liabilities and partners' deficit	$11,178,060	$14,603,891	$15,433,438

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$3,031,020	$3,690,119	$3,633,336
Expenses:
Operating expenses	1,766,274	2,159,846	2,173,411
Interest expense	991,720	1,249,218	1,265,381
Depreciation and amortization	603,449	733,144	747,222

Total expenses	3,361,443	4,142,208	4,186,014

Net loss	$(330,423)	$(452,089)	$(552,678)

Other partners' share of net loss	$(3,304)	$(4,521)	$(5,527)

Gateway's share of net loss	$(327,119)	$(447,568)	$(547,151)
Suspended losses	327,119	447,568	542,242

Equity in Loss of Project Partnerships	$-	$-	$(4,909)

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway’s policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 10 as of December 31 and the summarized statements of operations for the year ended December 31 of each year:

	SERIES 10
	2011	2010	2009
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$1,731,489	$2,022,394	$1,953,105
Investment properties, net	8,479,240	10,008,691	10,387,780
Other assets	85,569	62,419	44,068
Total assets	$10,296,298	$12,093,504	$12,384,953

Liabilities and Partners' Deficit:
Current liabilities	$495,978	$492,932	$499,015
Long-term debt	10,124,287	11,859,858	11,952,788
Total liabilities	10,620,265	12,352,790	12,451,803

Partners' equity (deficit)
Limited Partner	190,472	267,256	425,714
General Partners	(514,439)	(526,542)	(492,564)
Total partners' deficit	(323,967)	(259,286)	(66,850)

Total liabilities and partners' deficit	$10,296,298	$12,093,504	$12,384,953

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$1,958,453	$2,307,400	$2,239,370
Expenses:
Operating expenses	1,284,717	1,394,094	1,358,362
Interest expense	504,286	618,203	642,742
Depreciation and amortization	390,665	439,674	439,815

Total expenses	2,179,668	2,451,971	2,440,919

Net loss	$(221,215)	$(144,571)	$(201,549)

Other partners' share of net income	$14,769	$18,920	$9,623

Gateway's share of net loss	$(235,984)	$(163,491)	$(211,172)
Suspended losses	176,735	137,822	182,847

Equity in Loss of Project Partnerships	$(59,249)	$(25,669)	$(28,325)

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway’s policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 11 as of December 31 and the summarized statements of operations for the year ended December 31 of each year:

	SERIES 11
	2011	2010	2009
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$699,006	$1,096,882	$1,184,662
Investment properties, net	5,109,512	8,318,124	9,030,941
Other assets	221,609	232,653	284,542
Total assets	$6,030,127	$9,647,659	$10,500,145

Liabilities and Partners' Deficit:
Current liabilities	$372,825	$470,370	$470,712
Long-term debt	5,315,240	9,604,676	9,799,866
Total liabilities	5,688,065	10,075,046	10,270,578

Partners' equity (deficit)
Limited Partner	661,601	43,347	646,030
General Partners	(319,539)	(470,734)	(416,463)
Total partners' equity (deficit)	342,062	(427,387)	229,567

Total liabilities and partners' deficit	$6,030,127	$9,647,659	$10,500,145

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$1,422,551	$2,263,577	$2,231,664
Expenses:
Operating expenses	940,763	1,449,775	1,349,500
Interest expense	300,045	596,315	603,738
Depreciation and amortization	326,847	525,157	525,030

Total expenses	1,567,655	2,571,247	2,478,268

Net loss	$(145,104)	$(307,670)	$(246,604)

Other partners' share of net loss	$(1,451)	$(12,943)	$(5,551)

Gateway's share of net loss	$(143,653)	$(294,727)	$(241,053)
Suspended losses	86,288	187,650	160,461

Equity in Loss of Project Partnerships	$(57,365)	$(107,077)	$(80,592)

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway’s policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 7 through 11 as of December 31 and the summarized statements of operations for the year ended December 31 of each year:

	TOTAL SERIES 7 - 11
	2011	2010	2009
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$9,897,627	$12,308,579	$12,967,958
Investment properties, net	48,746,302	64,494,941	70,269,602
Other assets	549,231	480,816	738,410
Total assets	$59,193,160	$77,284,336	$83,975,970

Liabilities and Partners' Deficit:
Current liabilities	$3,320,203	$3,729,919	$3,772,362
Long-term debt	73,714,746	93,480,177	98,094,276
Total liabilities	77,034,949	97,210,096	101,866,638

Partners' deficit
Limited Partner	(15,585,840)	(17,300,640)	(15,538,008)
General Partners	(2,255,949)	(2,625,120)	(2,352,660)
Total partners' deficit	(17,841,789)	(19,925,760)	(17,890,668)

Total liabilities and partners' deficit	$59,193,160	$77,284,336	$83,975,970

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$15,685,708	$19,489,794	$20,319,282
Expenses:
Operating expenses	9,693,951	11,751,849	11,976,042
Interest expense	4,627,660	5,948,431	6,703,262
Depreciation and amortization	3,182,451	3,966,135	4,118,039

Total expenses	17,504,062	21,666,415	22,797,343

Net loss	$(1,818,354)	$(2,176,621)	$(2,478,061)

Other partners' share of net income	$41,559	$20,408	$253

Gateway's share of net loss	$(1,859,913)	$(2,197,029)	$(2,478,314)
Suspended losses	1,743,299	2,064,283	2,361,857

Equity in Loss of Project Partnerships	$(116,614)	$(132,746)	$(116,457)

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

Gateway’s equity by Series as reflected by the Project Partnerships differs from the Investments in Project Partnerships before acquisition fees and expenses, amortization and impairment reserves by Series primarily because of suspended losses (refer to Note 2 for discussion of suspended losses).

By Series these differences are as follows:

	Equity Per Project Partnership	Equity Per Gateway
Series 7	$(4,090,292)	$(9,377)
Series 8	(9,107,794)	(122,386)
Series 9	(3,239,827)	210,093
Series 10	190,472	1,065,394
Series 11	661,601	1,577,783

The aggregate assets, liabilities and exposure to loss from the VIEs in which Gateway holds a variable interest, but has concluded that it is not the primary beneficiary, are provided in the table below (refer to Note 2 for discussion of variable interest entities).

	December 31, 2011			December 31, 2010
	Aggregate Assets	Aggregate Liabilities	Our Risk Of Loss	Aggregate Assets	Aggregate Liabilities	Our Risk Of Loss
Series 7	$10,728,336	$15,030,493	$-	$16,019,375	$21,717,001	$-
Series 8	20,960,339	30,872,880	-	24,919,907	34,591,430	-
Series 9	11,178,060	14,823,246	-	14,603,891	18,473,829	-
Series 10	10,296,298	10,620,265	-	12,093,504	12,352,790	64,697
Series 11	6,030,127	5,688,065	185,696	9,647,659	10,075,046	245,863
Total	$59,193,160	$77,034,949	$185,696	$77,284,336	$97,210,096	$310,560

NOTE 5 - SUMMARY OF DISPOSITION ACTIVITIES:

Gateway at one time held investments in 133 Project Partnerships (39 in Series 7, 43 in Series 8, 24 in Series 9, 15 in Series 10, and 12 in Series 11).  As of March 31, 2012, Gateway has sold its interest in 40 Project Partnerships (21 in Series 7, 7 in Series 8, 5 in Series 9, 2 in Series 10 and 4 in Series 11).  A summary of the sale transactions for the Project Partnerships disposed during the past three fiscal years are summarized below:

Fiscal Year 2012 Disposition Activity:

Series 7

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
April 2011	Blue Ridge Elderly Housing	$32,675	$3.14	$32,675
April 2011	Lakeland II	23,875	2.30	23,875
April 2011	Meadow Run Apartments	38,275	3.68	38,275
April 2011	Mount Vernon Rental Housing	19,074	1.83	19,074
August 2011	Cavalry Crossing Apartments	4,977	0.48	4,977
December 2011	Nottingham Apartments	7,468	0.72	7,468
December 2011	Vardaman Manor	9,417	0.91	9,417
	Other, net (see below)	-	-	2,000
				$137,761

The net proceeds per LP unit from the sale of Blue Ridge Elderly Housing, Lake Lakeland II, Meadow Run Apartments, Mount Vernon Rental Housing, Cavalry Crossing Apartments, Nottingham Apartments and Vardaman Manor are a component of the Distribution Payable on the Balance Sheet as of March 31, 2012.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 7 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

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

Series 8

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
April 2011	Cottondale Rental Housing	$19,875	$1.99	$19,875
December 2011	Arbor Gate Apartments	10,018	1.00	10,018
December 2011	Lincoln Apartments	15,955	1.60	15,955
December 2011	Elderly Housing of Pontotoc	14,217	1.42	14,217
				$60,065

The net proceeds per LP unit from the sale of Cottondale Rental Housing, Arbor Gate Apartments, Lincoln Apartments and Elderly Housing of Pontotoc are a component of the Distribution Payable on the Balance Sheet as of March 31, 2012.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 8 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

Series 9

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
April 2011	Arbor Trace Apartments Phase I	$19,075	$3.05	$19,075
April 2011	Arbor Trace Apartments Phase II	33,474	5.35	33,474
August 2011	Sycamore Landing	4,169	0.67	4,169
				$56,718

The net proceeds per LP unit from the sale of Arbor Trace Apartment Phase, Arbor Trace Apartments Phase II and Sycamore Landing are a component of the Distribution Payable on the Balance Sheet as of March 31, 2012.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 9 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

Series 10

Transaction			Net Proceeds	Gain on	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal	on Disposal
September 2011	Peachtree Apartments	$26,145	$5.18	$26,145	$-
March 2012	Courtyard Apartments Phase II	15,743	3.13	-	15,743
				$26,145	$15,743

The net proceeds per LP unit from the sale of Peachtree Apartments is a component of the Distribution Payable on the Balance Sheet as of March 31, 2012.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 10 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

In accordance with GAAP, although the sale of Courtyard Apartments Phase II was consummated on or prior to March 31, 2012, the gain on the sale is being deferred on the Balance Sheet and not recognized on the Statement of Operations until the period that the sale proceeds are received.  Gateway recorded a receivable for the proceeds from this sale totaling $15,743 which is included in Receivable - Other on the Balance Sheet.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 10 Assignees in a subsequent period at such time that state withholding tax liabilities have been settled.  The deferred gain of $15,743 will be recognized on the Statement of Operations during the period in which the proceeds are received.

NOTE 5 - SUMMARY OF DISPOSITION ACTIVITIES (Continued):

Series 11

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
August 2011	Parsons Village	$2,681	$0.52	$2,681
September 2011	Mountain Oak Apartments	5,324	1.04	5,324
September 2011	Warsaw Manor Apartments	89,765	17.51	89,765
	Other, net (see below)	-	-	2,000
				$99,770

The net proceeds per LP unit from the sale of Parson Village, Mountain Oak Apartments and Warsaw Manor Apartments are a component of the Distribution Payable on the Balance Sheet as of March 31, 2012.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 11 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

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
				$300,518

NOTE 5 - SUMMARY OF DISPOSITION ACTIVITIES (Continued):

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

NOTE 6 - SIGNIFICANT EQUITY INVESTEES:

Certain Project Partnerships constitute 20% or more of assets, equity or income (loss) from continuing operations of the respective Series in which they are held (“Significant Project Partnerships”).  In accordance with Gateway’s policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized results of operations as of December 31, 2011 for each Significant Project Partnership:

Series 11
Creekstone Apartments, L.P.
Rental and other income	$217,349
Gross profit	52,201
Net loss	$(16,088)

Magnolia Place Apartments, L.P.
Rental and other income	$177,690
Gross profit	360
Net loss	$(41,856)

NOTE 7 - TAXABLE INCOME (LOSS):

The following is a reconciliation between net income as reported in the financial statements and Gateway’s income for tax purposes:

SERIES 7	2012	2011	2010
Net Income per Financial Statements	$76,290	$473,439	$142,985

Equity in Loss of Project Partnerships for tax purposes
in excess of losses for financial statement purposes	(544,612)	(701,367)	(885,009)

Adjustments to convert March 31, fiscal year end
to December 31, taxable year end	(6,016)	(23,167)	(9,544)

Additional Gain on Sale of Project Partnerships for tax purposes	2,268,168	786,102	1,084,221

Items Expensed for Tax purposes not expensed
for Financial Statement purposes:
Administrative Expense	-	(6,092)	(2,993)
Asset Management Fee	(3,833)	-	-

Items Expensed for Financial Statement purposes
not expensed for Tax purposes:
Asset Management Fee	-	59,680	70,755
Amortization Expense	-	218	1,472
Impairment Expense	-	-	-
Other Adjustments	(19,114)	(19,145)	(37,873)

Gateway income for tax purposes as of December 31	$1,770,883	$569,668	$364,014

	December 31,	December 31,	December 31,
	2011	2010	2009

Federal Low Income Housing Tax Credits (Unaudited)	$-	$-	$-

The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2012 are as follows:

	Financial	Tax
	Reporting	Reporting
	Purposes	Purposes	Differences
Investments in Project
Partnerships	$-	$(5,414,055)	$5,414,055

Other Assets	$831,096	$2,032,235	$(1,201,139)

Liabilities	$1,739,784	$5,335	$1,734,449

NOTE 7 - TAXABLE INCOME (LOSS) (Continued):

The following is a reconciliation between net loss as reported in the financial statements and Gateway’s loss for tax purposes:

SERIES 8	2012	2011	2010
Net Loss per Financial Statements	$(31,397)	$(90,218)	$(91,802)

Equity in Loss of Project Partnerships for tax purposes
in excess of losses for financial statement purposes	(974,871)	(895,551)	(1,027,610)

Adjustments to convert March 31, fiscal year end
to December 31, taxable year end	(4,590)	(5,837)	(34,033)

Additional Gain (Loss) on Sale of Project Partnerships for tax purposes	951,816	360,732	(23,000)

Items Expensed for Financial Statement purposes
not expensed for Tax purposes:
Asset Management Fee	74,597	81,794	85,907
Amortization Expense	-	289	3,635
Administrative Expense	-	-	349
Impairment Expense	-	-	8,681
Other Adjustments	(25,564)	(21,683)	(22,916)

Gateway loss for tax purposes as of December 31	$(10,009)	$(570,474)	$(1,100,789)

	December 31,	December 31,	December 31,
	2011	2010	2009

Federal Low Income Housing Tax Credits (Unaudited)	$-	$-	$-

The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2012 are as follows:

	Financial	Tax
	Reporting	Reporting
	Purposes	Purposes	Differences
Investments in Project
Partnerships	$-	$(10,938,622)	$10,938,622

Other Assets	$134,550	$1,380,760	$(1,246,210)

Liabilities	$1,355,356	$81,300	$1,274,056

NOTE 7 - TAXABLE INCOME (LOSS) (Continued):

The following is a reconciliation between net loss as reported in the financial statements and Gateway’s loss for tax purposes:

SERIES 9	2012	2011	2010
Net Income (Loss) per Financial Statements	$6,445	$(9,637)	$(120,481)

Equity in Loss of Project Partnerships for tax purposes
in excess of losses for financial statement purposes	(491,613)	(600,323)	(716,217)

Adjustments to convert March 31, fiscal year end
to December 31, taxable year end	(2,633)	(18,822)	(3,270)

Additional Gain (Loss) on Sale of Project Partnerships for tax purposes	743,217	319,601	(10,000)

Items Expensed for Financial Statement purposes
not expensed for Tax purposes:
Asset Management Fee	36,867	46,631	48,651
Amortization Expense	-	749	4,756
Impairment Expense	-	-	-
Other Adjustments	(17,250)	(11,709)	(20,305)

Gateway income (loss) for tax purposes as of December 31	$275,033	$(273,510)	$(816,866)

	December 31,	December 31,	December 31,
	2011	2010	2009

Federal Low Income Housing Tax Credits (Unaudited)	$-	$-	$-

The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2012 are as follows:

	Financial	Tax
	Reporting	Reporting
	Purposes	Purposes	Differences
Investments in Project
Partnerships	$-	$(5,109,465)	$5,109,465

Other Assets	$140,755	$920,219	$(779,464)

Liabilities	$849,384	$42,739	$806,645

NOTE 7 - TAXABLE INCOME (LOSS) (Continued):

The following is a reconciliation between net loss as reported in the financial statements and Gateway’s loss for tax purposes:

SERIES 10	2012	2011	2010
Net Loss per Financial Statements	$(71,877)	$(60,829)	$(100,294)

Equity in Loss of Project Partnerships for tax purposes
in excess of losses for financial statement purposes	(350,796)	(239,275)	(400,541)

Adjustments to convert March 31, fiscal year end
to December 31, taxable year end	55	(10,378)	(6,201)

Additional Gain (Loss) on Sale of Project Partnerships for tax purposes	294,210	137,602	(10,000)

Items Expensed for Financial Statement purposes
not expensed for Tax purposes:
Asset Management Fee	20,651	31,794	33,464
Amortization Expense	-	166	5,729
Impairment Expense	-	-	-
Other Adjustments	(13,153)	(11,299)	(11,171)

Gateway loss for tax purposes as of December 31	$(120,910)	$(152,219)	$(489,014)

	December 31,	December 31,	December 31,
	2011	2010	2009

Federal Low Income Housing Tax Credits (Unaudited)	$-	$-	$-

The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2012 are as follows:

	Financial	Tax
	Reporting	Reporting
	Purposes	Purposes	Differences
Investments in Project
Partnerships	$-	$(2,442,418)	$2,442,418

Other Assets	$141,006	$745,028	$(604,022)

Liabilities	$310,981	$2,530	$308,451

NOTE 7 - TAXABLE INCOME (LOSS) (Continued):

The following is a reconciliation between net income (loss) as reported in the financial statements and Gateway’s loss for tax purposes:

SERIES 11	2012	2011	2010
Net Income (Loss) per Financial Statements	$11,150	$(45,060)	$(188,280)

Equity in Loss of Project Partnerships for tax purposes
in excess of losses for financial statement purposes	(196,803)	(166,849)	(216,230)

Adjustments to convert March 31, fiscal year end
to December 31, taxable year end	(10,175)	(12,998)	(3,915)

Additional Gain (Loss) on Sale of Project Partnerships for tax purposes	992,299	(198,608)	-

Items Expensed for Tax purposes not expensed
for Financial Statement purposes:
Asset Management Fee	(25,383)	-	-

Items Expensed for Financial Statement purposes
not expensed for Tax purposes:
Asset Management Fee	-	27,947	28,181
Amortization Expense	-	3,129	16,635
Impairment Expense	-	-	19,418
Other Adjustments	(4,592)	(3,607)	(3,582)

Gateway income (loss) for tax purposes as of December 31	$766,496	$(396,046)	$(347,773)

	December 31,	December 31,	December 31,
	2011	2010	2009

Federal Low Income Housing Tax Credits (Unaudited)	$-	$-	$-

The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2012 are as follows:

	Financial	Tax
	Reporting	Reporting
	Purposes	Purposes	Differences
Investments in Project
Partnerships	$185,696	$578,234	$(392,538)

Other Assets	$393,062	$851,112	$(458,050)

Liabilities	$336,047	$1,713	$334,334

NOTE 7 - TAXABLE INCOME (LOSS) (Continued):

The following is a reconciliation between net (loss) income as reported in the financial statements and Gateway’s loss for tax purposes:

TOTAL SERIES 7 - 11	2012	2011	2010
Net (Loss) Income per Financial Statements	$(9,389)	$267,695	$(357,872)

Equity in Loss of Project Partnerships for tax purposes
in excess of losses for financial statement purposes	(2,558,695)	(2,603,365)	(3,245,607)

Adjustments to convert March 31, fiscal year end
to December 31, taxable year end	(23,359)	(71,202)	(56,963)

Additional Gain on Sale of Project Partnerships for tax purposes	5,249,709	1,405,430	1,041,221

Items Expensed for Tax purposes not expensed
for Financial Statement purposes:
Administrative Expense	-	(6,092)	(2,993)

Items Expensed for Financial Statement purposes
not expensed for Tax purposes:
Asset Management Fee	102,899	247,846	266,958
Amortization Expense	-	4,551	32,227
Administrative Expense	-	-	349
Impairment Expense	-	-	28,099
Other Adjustments	(79,673)	(67,443)	(95,847)

Gateway income (loss) for tax purposes as of December 31	$2,681,492	$(822,580)	$(2,390,428)

The difference in the total value of Gateway’s Investments in Project Partnerships is approximately $5,414,055 higher for Series 7, $10,938,622 higher for Series 8, $5,109,465 higher for Series 9, $2,442,418 higher for Series 10, and $392,538 lower for Series 11 for financial reporting purposes than for tax return purposes because (i) there were depreciation differences between financial reporting purposes and tax return purposes and (ii) certain expenses are not deductible for tax return purposes.

The differences in the assets and liabilities of Gateway for financial reporting purposes and tax reporting purposes for the year ended March 31, 2012 are as follows:

	Financial	Tax
	Reporting	Reporting
	Purposes	Purposes	Differences
Investments in Project
Partnerships	$185,696	$(23,326,325)	$23,512,021

Other Assets	$1,640,469	$5,929,354	$(4,288,885)

Liabilities	$4,591,552	$133,616	$4,457,936

NOTE 8 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

Series 7	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2012	6/30/2011	9/30/2011	12/31/2011	3/31/2012

Total Revenues	$8,047	$-	$2,154	$5,816

Net Income (Loss)	$103,128	$(27,196)	$3,416	$(3,058)

Earnings (Loss) Per Weighted Average
Limited Partnership Unit Outstanding	$9.82	$(2.59)	$0.33	$(0.29)

Series 8	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2012	6/30/2011	9/30/2011	12/31/2011	3/31/2012

Total Revenues	$7,894	$868	$7,001	$7,963

Net Income (Loss)	$1,658	$(43,280)	$21,151	$(10,926)

(Loss) Earnings Per Weighted Average
Limited Partnership Unit Outstanding	$(0.21)	$(4.34)	$2.08	$(1.09)

Series 9	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2012	6/30/2011	9/30/2011	12/31/2011	3/31/2012

Total Revenues	$3,382	$6,893	$1,632	$3,610

Net Income (Loss)	$40,398	$(15,286)	$(10,533)	$(8,134)

Earnings (Loss) Per Weighted Average
Limited Partnership Unit Outstanding	$5.36	$(2.45)	$(1.68)	$(1.30)

Series 10	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2012	6/30/2011	9/30/2011	12/31/2011	3/31/2012

Total Revenues	$2,080	$2,569	$2,146	$5,019

Net Loss	$(15,571)	$(2,317)	$(46,842)	$(7,147)

Loss Per Weighted Average Limited
Partnership Unit Outstanding	$(3.06)	$(5.59)	$(9.20)	$(1.39)

NOTE 8 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued):

Series 11	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2012	6/30/2011	9/30/2011	12/31/2011	3/31/2012

Total Revenues	$800	$2,182	$985	$3,622

Net (Loss) Income	$(33,708)	$59,329	$(33,891)	$19,420

(Loss) Earnings Per Weighted Average
Limited Partnership Unit Outstanding	$(6.51)	$11.46	$(6.59)	$3.78

Series 7 - 11	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2012	6/30/2011	9/30/2011	12/31/2011	3/31/2012

Total Revenues	$22,203	$12,512	$13,918	$26,030

Net Income (Loss)	$95,905	$(28,750)	$(66,699)	$(9,845)
Series 7	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2011	6/30/2010	9/30/2010	12/31/2010	3/31/2011

Total Revenues	$4,532	$1,957	$8,071	$8,913

Net (Loss) Income	$(14,285)	$121,294	$189,777	$176,653

(Loss) Earnings Per Weighted Average
Limited Partnership Unit Outstanding	$(1.36)	$11.55	$18.07	$16.83

Series 8	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2011	6/30/2010	9/30/2010	12/31/2010	3/31/2011

Total Revenues	$2,175	$5,271	$7,415	$9,801

Net Loss	$(22,226)	$(38,142)	$(16,247)	$(13,603)

Loss Per Weighted Average Limited
Partnership Unit Outstanding	$(2.20)	$(3.76)	$(1.61)	$(1.78)

NOTE 8 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued):

Series 9	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2011	6/30/2010	9/30/2010	12/31/2010	3/31/2011

Total Revenues	$2,808	$2,844	$5,007	$5,343

Net (Loss) Income	$(11,500)	$(23,747)	$34,377	$(8,767)

Loss Per Weighted Average Limited
Partnership Unit Outstanding	$(1.82)	$(3.76)	$(1.37)	$(1.70)

Series 10	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2011	6/30/2010	9/30/2010	12/31/2010	3/31/2011

Total Revenues	$3,739	$700	$2,146	$6,358

Net Loss	$(5,920)	$(37,041)	$(8,986)	$(8,882)

Loss Per Weighted Average Limited
Partnership Unit Outstanding	$(1.16)	$(7.27)	$(1.76)	$(2.14)

Series 11	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2011	6/30/2010	9/30/2010	12/31/2010	3/31/2011

Total Revenues	$800	$2,182	$-	$625

Net (Loss) Income	$(17,778)	$(137,927)	$(8,674)	$119,319

Loss Per Weighted Average Limited
Partnership Unit Outstanding	$(3.43)	$(26.63)	$(1.67)	$14.79

Series 7 - 11	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2011	6/30/2010	9/30/2010	12/31/2010	3/31/2011

Total Revenues	$14,054	$12,954	$22,639	$31,040

Net (Loss) Income	$(71,709)	$(115,563)	$190,247	$264,720

NOTE 9 - SUBSEQUENT EVENTS:

Series 8

Lovingston Ridge Limited Partnership

Subsequent to the March 31, 2012 year-end, Gateway sold its partnership interest in Lovingston Ridge Limited Partnership.  Gateway received approximately $69,688 in net proceeds (approximately $6.99 per beneficial assignee certificate) which also approximates the gain on sale of the Project Partnership.  The gain will be recognized in the first quarter of fiscal year 2013 and available proceeds from this sale transaction, less the applicable state tax withholding, will be distributed to the Series 8 Assignees in a subsequent period at such time that state withholding tax liabilities have been settled.

Item 9.  Changes in and disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A.  Controls and Procedures

Not applicable to Gateway’s annual report for fiscal year ended March 31, 2012.

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

Under the supervision and with the participation of the Managing General Partner’s management, including the Chief Executive Officer and Chief Financial Officer, Gateway has evaluated the effectiveness of its disclosure controls and procedures applicable to each of the Series as well as to the total partnership pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures applicable to each of the Series as well as to the total partnership are effective.  There were no changes in Gateway’s internal control over financial reporting during the year ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, Gateway’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of Gateway’s internal control over financial reporting applicable to each of the Series as well as to the total partnership based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management concluded that Gateway’s internal control over financial reporting applicable to each of the Series as well as to the total partnership was effective as of March 31, 2012.

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

Ronald M. Diner, age 68, is President and a Director.  He is a Senior Vice President of Raymond James & Associates, Inc., with whom he has been employed since June 1983.  Mr. Diner received an MBA degree from Columbia University (1968) and a BS degree from Trinity College (1966).  Prior to joining Raymond James & Associates, Inc., he managed the broker-dealer activities of Pittway Real Estate, Inc., a real estate development firm.  He was previously a loan officer at Marine Midland Realty Credit Corp., and spent three years with Common, Dann & Co., a New York regional investment firm.  He has served as a member of the Board of Directors of the Council for Rural Housing and Development, a national organization of developers, managers and syndicators of properties developed under the RECD Section 515 program, and is a member of the Board of Directors of the Florida Council for Rural Housing and Development.  Mr. Diner has been a speaker and panel member at state and national seminars relating to the low-income housing credit.

J. Davenport Mosby III, age 56, is a Vice President and a Director.  He is a Senior Managing Director of Raymond James & Associates, Inc. which he joined in 1982.  Mr. Mosby received an MBA from the Harvard Business School (1982).  He graduated magna cum laude with a BA from Vanderbilt University where he was elected to Phi Beta Kappa.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Neither of the General Partners own any units of the outstanding securities of Gateway as of March 31, 2012.  Ronald M. Diner, President of Raymond James Tax Credit Funds, Inc. owns 5 units of Series 7.  None of the other directors and officers own any units of the outstanding securities of Gateway as of March 31, 2012.

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

The Payable to General Partners primarily represents the asset management fees and general and administrative expenses owed to the General Partners at the end of the period.  It is unsecured, due on demand and, in accordance with the Agreement, non-interest bearing.  This payable will be paid in a future period to the extent of any funds available for such payment.

For the years ended March 31, 2012, 2011 and 2010 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

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

	2012	2011	2010
Series 7	$36,057	$57,429	$67,188
Series 8	72,492	80,466	85,780
Series 9	36,829	45,797	48,589
Series 10	28,851	31,251	33,424
Series 11	16,916	27,711	28,124
Total	$191,145	$242,654	$263,105

General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis.  This expense is included in the Statements of Operations.  During fiscal year 2011, the General Partner ceased further allocations of general and administrative expenses to Gateway.

	2012	2011	2010
Series 7	$-	$-	$82,933
Series 8	-	-	-
Series 9	-	-	62,259
Series 10	-	-	38,620
Series 11	-	20,774	34,766
Total	$-	$20,774	$218,578

Item 13.  Certain Relationships and Related Transactions and Director Independence (Continued)

Total unpaid asset management fees and administrative expenses payable to the General Partners, which are included on the Balance Sheet as of March 31, 2012 and 2011 are as follows:

	March 31, 2012	March 31, 2011
Series 7	$1,056,272	$1,071,763
Series 8	1,267,906	1,333,356
Series 9	737,636	745,522
Series 10	257,093	262,567
Series 11	110,503	145,043
Total	$3,429,410	$3,558,251

Item 14.  Principal Accounting Fees & Services

Audit Fees

The aggregate fees billed by Gateway’s principal accounting firm, Reznick Group, P.C., for professional services rendered for the audit of the annual financial statements, various matters related to SEC filings, and review of financial statements included in Gateway’s quarterly report on Form 10-Q amounted to $78,900 and $77,900 for the years ended March 31, 2012 and 2011, respectively.

Tax Fees

During fiscal 2012 and 2011, Spence, Marston, Bunch, Morris and Co. was engaged to prepare Gateway’s federal tax return, for which they billed $9,500 for each of the years ended March 31, 2012 and 2011.

Other Fees

The two members of Raymond James Tax Credit Funds, Inc. Board of Directors, Ronald M. Diner and J. Davenport Mosby III also serve as the members of the Audit Committee on behalf of Gateway.  The audit committee charter requires that the committee approve the engagement of the principal accounting firm prior to the rendering of any audit or non-audit services.  During fiscal 2012, 100% of the audit related and other services and 100% of the tax services were pre-approved by the Audit Committee.

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

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2011

SERIES 7
Apartment Properties
		# of	Mortgage Loan
Partnership	Location	Units	Balance

Washington	Bloomfield, NE	24	$758,934
BrookStone	McCaysville, GA	40	1,119,127
N. Irvine	Irvine, KY	24	748,826
Manchester	Manchester, GA	42	1,127,037
Waynesboro	Waynesboro, GA	24	628,849
Warm Springs	Warm Springs, GA	22	637,099
Dilley	Dilley, TX	28	688,369
Elsa	Elsa, TX	40	979,660
Leander	Leander, TX	36	865,864
Louisa Sr.	Louisa, KY	36	1,117,316
Orchard Commons	Crab Orchard, KY	12	281,958
Heritage Park	Paze, AZ	32	1,177,069
BrooksHollow	Jasper, GA	40	1,105,420
Carson City	Carson City, KS	24	743,815
Matteson	Capa, KS	24	719,175
Pembroke	Pembroke, KY	16	475,621
Robynwood	Cynthiana, KY	24	715,474
Hill Creek	West Blocton, AL	24	726,663

Total Series 7		512	$14,616,276

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2011

SERIES 7	Cost at Acquisition Date
Apartment Properties			Net Improvements
		Buildings	Capitalized
		Improvements	Subsequent to
Partnership	Land	& Equipment	Acquisition

Washington	$ 30,000	$ 401,435	$ 568,436
BrookStone	45,000	176,183	1,243,798
N. Irvine	27,600	696,407	325,185
Manchester	40,000	243,179	1,190,874
Waynesboro	45,310	107,860	666,100
Warm Springs	45,000	196,691	580,626
Dilley	30,000	847,755	14,671
Elsa	40,000	1,286,910	16,621
Leander	46,000	1,063,200	78,998
Louisa Sr.	90,000	449,409	912,512
Orchard Commons	28,789	452,556	(30,458)
Heritage Park	199,000	1,243,700	225,047
BrooksHollow	67,155	183,029	1,263,835
Carson City	86,422	354,778	543,540
Matteson	28,438	556,314	393,703
Pembroke	22,000	190,283	376,434
Robynwood	35,000	315,110	612,567
Hill Creek	29,337	622,291	358,002

Total Series 7	$ 935,051	$ 9,387,090	$ 9,340,491

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2011

SERIES 7
Apartment Properties	Gross Amount At Which Carried At December 31, 2011
		Buildings,
		Improvements
Partnership	Land	& Equipment	Total

Washington	$ 59,615	$ 940,256	$ 999,871
BrookStone	49,540	1,415,441	1,464,981
N. Irvine	29,750	1,019,442	1,049,192
Manchester	49,455	1,424,598	1,474,053
Waynesboro	37,500	781,770	819,270
Warm Springs	20,000	802,317	822,317
Dilley	30,000	862,426	892,426
Elsa	40,000	1,303,531	1,343,531
Leander	186,794	1,001,404	1,188,198
Louisa Sr.	98,550	1,353,371	1,451,921
Orchard Commons	28,789	422,098	450,887
Heritage Park	199,000	1,468,747	1,667,747
BrooksHollow	76,870	1,437,149	1,514,019
Carson City	40,028	944,712	984,740
Matteson	39,000	939,455	978,455
Pembroke	22,000	566,717	588,717
Robynwood	35,000	927,677	962,677
Hill Creek	29,337	980,293	1,009,630

Total Series 7	$ 1,071,228	$ 18,591,404	$ 19,662,632

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2011

SERIES 7
Apartment Properties
	Accumulated	Depreciable Life
Partnership	Depreciation

Washington	$640,783	5.0-30.0
BrookStone	934,249	5.0-27.5
N. Irvine	492,401	5.0-40.0
Manchester	878,826	5.0-25.0
Waynesboro	486,103	10.0-30.0
Warm Springs	511,073	5.0-40.0
Dilley	337,459	5.0-50.0
Elsa	574,503	7.0-50.0
Leander	766,255	7.0-30.0
Louisa Sr.	636,691	5.0-40.0
Orchard Commons	199,646	5.0-40.0
Heritage Park	1,034,469	7.0-27.5
BrooksHollow	898,220	5.0-27.5
Carson City	653,890	7.0-27.5
Matteson	660,977	7.0-27.5
Pembroke	262,107	5.0-40.0
Robynwood	427,119	5.0-40.0
Hill Creek	626,667	7.0-27.5

Total Series 7	$11,021,438

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2011

SERIES 8
Apartment Properties
		# of	Mortgage Loan
Partnership	Location	Units	Balance

Purdy	Purdy, MO	16	$430,764
Galena	Galena, KS	24	573,727
Antlers 2	Antlers, OK	24	584,627
Holdenville	Holdenville, OK	24	668,909
Wetumka	Wetumka, OK	24	603,589
Mariners Cove	Marine City, MI	32	978,765
Mariners Cove Sr.	Marine City, MI	24	758,048
Antlers	Antlers, OK	36	1,028,215
Bentonville	Bentonville, AR	24	375,863
Deerpoint	Elgin, AL	24	674,019
Aurora	Aurora, MO	28	686,788
Baxter	Baxter Springs, KS	16	396,338
Timber Ridge	Collinsville, AL	24	692,437
Concordia Sr.	Concordia, KS	24	639,727
Mountainburg	Mountainburg, AR	24	663,398
Fox Ridge	Russellville, AL	24	700,925
Meadow View	Bridgeport, NE	16	557,641
Sheridan	Auburn, NE	16	570,198
Grand Isle	Grand Isle, ME	16	942,707
Meadowview	Van Buren, AR	29	670,510
Taylor	Taylor, TX	44	1,166,890
Brookwood	Gainesboro, TN	44	1,370,826
Pleasant Valley	Lynchburg, TN	33	1,037,948
Reelfoot	Ridgely, TN	20	607,603
River Rest	Newport, TN	34	1,086,386
Kirskville	Kirksville, MO	24	648,009
Kenton	Kenton, OH	46	1,353,287
Lovingston	Lovingston, VA	64	2,086,695
Hustonville	Hustonville, KY	16	485,505
Northpoint	Jackson, KY	24	845,619
Brooks Field	Louisville, GA	32	905,399
Brooks Lane	Clayton, GA	36	1,048,768
Brooks Point	Dahlonega, GA	41	1,302,049
Brooks Run	Jasper, GA	24	721,421
Logan Heights	Russellville, KY	24	742,460
Lakeshore 2	Tuskegee, AL	36	1,098,987

Total Series 8		1,011	$29,705,047

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2011

SERIES 8	Cost at Acquisition Date
Apartment Properties			Net Improvements
		Buildings	Capitalized
		Improvements	Subsequent to
Partnership	Land	& Equipment	Acquisition

Purdy	$ 64,823	$ 493,596	$ 124,731
Galena	19,200	362,505	516,270
Antlers 2	26,000	761,859	-
Holdenville	15,000	877,598	-
Wetumka	19,977	792,876	-
Mariners Cove	117,192	1,134,974	96,331
Mariners Cove Sr.	72,252	901,745	72,115
Antlers	50,529	1,270,510	-
Bentonville	15,220	743,269	-
Deerpoint	33,250	912,974	2,600
Aurora	164,350	716,471	117,232
Baxter	13,800	418,296	204,560
Timber Ridge	15,145	879,334	72,361
Concordia Sr.	65,000	776,131	(14,742)
Mountainburg	20,000	863,990	-
Fox Ridge	35,000	867,785	6,325
Meadow View	29,000	686,959	39,809
Sheridan	20,100	373,018	444,778
Grand Isle	20,000	1,180,210	(43,385)
Meadowview	40,000	954,717	-
Taylor	105,335	1,185,923	239,205
Brookwood	28,148	1,780,090	72,932
Pleasant Valley	56,269	1,288,452	113,025
Reelfoot	13,000	118,127	710,568
River Rest	50,750	431,259	983,410
Kirskville	50,000	188,140	593,352
Kenton	61,699	785,703	934,357
Lovingston	178,985	2,215,782	446,501
Hustonville	20,000	672,270	35,008
Northpoint	140,000	942,599	64,193
Brooks Field	45,762	113,295	1,085,988
Brooks Lane	57,500	123,401	1,196,984
Brooks Point	108,000	135,053	1,473,837
Brooks Run	50,000	158,025	754,912
Logan Heights	24,600	422,778	524,323
Lakeshore 2	45,000	273,501	1,187,988

Total Series 8	$ 1,890,886	$ 26,803,215	$ 12,055,568

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2011

SERIES 8
Apartment Properties	Gross Amount At Which Carried At December 31, 2011
		Buildings,
		Improvements
Partnership	Land	& Equipment	Total

Purdy	$ 78,966	$ 604,184	$ 683,150
Galena	89,582	808,393	897,975
Antlers 2	26,000	761,859	787,859
Holdenville	15,000	877,598	892,598
Wetumka	19,977	792,876	812,853
Mariners Cove	64,000	1,284,497	1,348,497
Mariners Cove Sr.	82,852	963,260	1,046,112
Antlers	50,529	1,270,510	1,321,039
Bentonville	15,220	743,269	758,489
Deerpoint	19,500	929,324	948,824
Aurora	177,690	820,363	998,053
Baxter	53,218	583,438	636,656
Timber Ridge	16,745	950,095	966,840
Concordia Sr.	65,000	761,389	826,389
Mountainburg	20,000	863,990	883,990
Fox Ridge	35,000	874,110	909,110
Meadow View	29,000	726,768	755,768
Sheridan	36,276	801,620	837,896
Grand Isle	20,000	1,136,825	1,156,825
Meadowview	40,000	954,717	994,717
Taylor	105,334	1,425,129	1,530,463
Brookwood	28,148	1,853,022	1,881,170
Pleasant Valley	56,269	1,401,477	1,457,746
Reelfoot	13,827	827,868	841,695
River Rest	52,062	1,413,357	1,465,419
Kirskville	50,000	781,492	831,492
Kenton	61,699	1,720,060	1,781,759
Lovingston	171,772	2,669,496	2,841,268
Hustonville	30,134	697,144	727,278
Northpoint	143,545	1,003,247	1,146,792
Brooks Field	45,761	1,199,284	1,245,045
Brooks Lane	80,108	1,297,777	1,377,885
Brooks Point	145,480	1,571,410	1,716,890
Brooks Run	50,366	912,571	962,937
Logan Heights	24,600	947,101	971,701
Lakeshore 2	46,014	1,460,475	1,506,489

Total Series 8	$ 2,059,674	$ 38,689,995	$ 40,749,669

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2011

SERIES 8
Apartment Properties
	Accumulated	Depreciable Life
Partnership	Depreciation

Purdy	$480,251	7.0-27.5
Galena	592,189	7.0-27.5
Antlers 2	570,716	5.0-25.0
Holdenville	643,463	5.0-25.0
Wetumka	583,640	5.0-25.0
Mariners Cove	883,913	7.0-27.5
Mariners Cove Sr.	690,307	7.0-27.5
Antlers	939,829	10.0-25.0
Bentonville	568,886	5.0-25.0
Deerpoint	371,866	5.0-50.0
Aurora	693,973	7.0-27.5
Baxter	421,009	7.0-27.5
Timber Ridge	456,161	5.0-40.0
Concordia Sr.	555,154	5.0-25.0
Mountainburg	633,161	5.0-25.0
Fox Ridge	336,753	5.0-50.0
Meadow View	411,319	5.0-30.0
Sheridan	405,562	5.0-50.0
Grand Isle	737,918	7.0-27.5
Meadowview	706,491	5.0-25.0
Taylor	528,790	5.0-50.0
Brookwood	1,067,224	5.0-50.0
Pleasant Valley	802,565	5.0-50.0
Reelfoot	475,503	7.0-27.5
River Rest	806,691	7.0-50.0
Kirskville	549,390	5.0-27.5
Kenton	946,979	5.0-33.0
Lovingston	1,755,488	7.0-27.5
Hustonville	326,942	5.0-40.0
Northpoint	466,997	5.0-40.0
Brooks Field	698,997	5.0-40.0
Brooks Lane	803,227	5.0-40.0
Brooks Point	952,453	5.0-40.0
Brooks Run	545,368	5.0-40.0
Logan Heights	613,401	5.0-40.0
Lakeshore 2	619,975	5.0-40.0

Total Series 8	$23,642,551

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2011

SERIES 9
Apartment Properties
		# of	Mortgage Loan
Partnership	Location	Units	Balance

Jay	Jay, OK	24	$613,613
Boxwood	Lexington, TX	24	569,911
Omega	Omega, GA	36	1,075,895
Cornell 2	Watertown, SD	24	871,240
Elm Creek	Pierre, SD	24	901,916
Marionville	Marionville, MO	20	528,904
Lamar	Lamar, AR	24	667,913
Centreville	Centreville, AL	24	748,229
Skyview	Troy, AL	36	1,076,054
Bradford	Cumberland, KY	24	750,310
Cedar Lane	London, KY	24	672,542
Stanton	Stanton, KY	24	755,291
Abernathy	Abernathy, TX	24	576,325
Pembroke	Pembroke, KY	24	755,378
Meadowview	Greenville, AL	24	636,889
Town Branch	Mt. Vernon, KY	24	719,957
Fox Run	Ragland, AL	24	729,940
Maple Street	Emporium, PA	32	1,297,250
Manchester	Manchester, GA	18	560,500

Total Series 9		478	$14,508,057

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2011

SERIES 9	Cost at Acquisition Date
Apartment Properties			Net Improvements
		Buildings	Capitalized
		Improvements	Subsequent to
Partnership	Land	& Equipment	Acquisition

Jay	$ 30,000	$ 103,524	$ 677,073
Boxwood	22,273	718,529	30,137
Omega	35,000	188,863	1,183,441
Cornell 2	29,155	576,296	677,325
Elm Creek	71,360	233,390	1,056,222
Marionville	24,900	409,497	379,605
Lamar	18,000	202,240	684,085
Centreville	36,000	220,952	757,105
Skyview	120,000	220,161	1,166,001
Bradford	66,000	285,025	675,823
Cedar Lane	49,750	952,314	(38,223)
Stanton	41,584	959,574	(42,009)
Abernathy	30,000	751,898	-
Pembroke	43,000	955,687	(47,860)
Meadowview	46,270	1,086,351	37,826
Town Branch	21,000	942,114	(25,758)
Fox Run	47,467	919,296	6,430
Maple Street	85,000	1,178,856	458,737
Manchester	24,100	711,035	423

Total Series 9	$ 840,859	$ 11,615,602	$ 7,636,383

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2011

SERIES 9
Apartment Properties	Gross Amount At Which Carried At December 31, 2011
		Buildings,
		Improvements
Partnership	Land	& Equipment	Total

Jay	$ 25,000	$ 785,597	$ 810,597
Boxwood	22,273	748,666	770,939
Omega	35,000	1,372,304	1,407,304
Cornell 2	105,569	1,177,207	1,282,776
Elm Creek	185,069	1,175,903	1,360,972
Marionville	93,361	720,640	814,002
Lamar	18,000	886,325	904,325
Centreville	36,000	978,057	1,014,057
Skyview	120,000	1,386,162	1,506,162
Bradford	66,000	960,848	1,026,848
Cedar Lane	49,750	914,091	963,841
Stanton	41,584	917,565	959,149
Abernathy	30,000	751,898	781,898
Pembroke	43,000	907,827	950,827
Meadowview	46,270	1,124,177	1,170,447
Town Branch	21,000	916,356	937,356
Fox Run	47,467	925,726	973,193
Maple Street	85,000	1,637,593	1,722,593
Manchester	27,200	708,358	735,558

Total Series 9	$ 1,097,544	$ 18,995,300	$ 20,092,844

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2011

SERIES 9
Apartment Properties
	Accumulated	Depreciable Life
Partnership	Depreciation

Jay	$555,997	5.0-25.0
Boxwood	546,672	5.0-25.0
Omega	804,670	5.0-50.0
Cornell 2	782,689	5.0-30.0
Elm Creek	758,701	5.0-27.5
Marionville	534,960	7.0-27.5
Lamar	635,100	5.0-25.0
Centreville	681,635	5.0-40.0
Skyview	595,376	5.0-40.0
Bradford	406,427	5.0-40.0
Cedar Lane	423,661	5.0-40.0
Stanton	422,462	5.0-40.0
Abernathy	543,070	5.0-25.0
Pembroke	398,123	7.0-40.0
Meadowview	482,835	5.0-40.0
Town Branch	385,635	7.0-40.0
Fox Run	584,841	7.0-27.5
Maple Street	725,326	7.0-40.0
Manchester	415,426	5.0-27.5

Total Series 9	$10,683,606

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2011

SERIES 10
Apartment Properties
		# of	Mortgage Loan
Partnership	Location	Units	Balance

Albany	Albany, KY	24	$718,824
Oak Terrace	Bonifay, FL	18	508,815
Wellshill	West Liberty, KY	32	1,027,547
Applegate	Florence, AL	36	1,114,105
Heatherwood	Alexander City, AL	36	852,604
Donna	Donna, TX	50	1,335,132
Wellsville	Wellsville, NY	24	959,562
Tecumseh	Tecumseh, NE	24	832,714
Clay City	Clay City, KY	24	767,568
Irvine West	Irvine, KY	24	768,286
New Castle	New Castle, KY	24	759,179
Stigler	Stigler, OK	20	560,930

Total Series 10		336	$10,205,266

SERIES 10	Cost at Acquisition Date
Apartment Properties			Net Improvements
		Buildings	Capitalized
		Improvements	Subsequent to
Partnership	Land	& Equipment	Acquisition

Albany	$ 39,500	$ 990,162	$ (15,856)
Oak Terrace	27,200	633,284	2,878
Wellshill	75,000	1,270,844	(48,725)
Applegate	125,000	1,467,675	282,233
Heatherwood	55,000	1,551,679	55,207
Donna	112,000	1,661,889	5,893
Wellsville	38,000	1,286,389	166,407
Tecumseh	20,000	1,038,151	135,673
Clay City	22,750	998,334	97,417
Irvine West	25,000	1,060,585	72,386
New Castle	40,575	971,520	48,790
Stigler	24,000	730,056	-

Total Series 10	$ 604,025	$ 13,660,568	$ 802,303

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2011

SERIES 10
Apartment Properties	Gross Amount At Which Carried At December 31, 2011
		Buildings,
		Improvements
Partnership	Land	& Equipment	Total

Albany	$ 39,500	$ 974,306	$ 1,013,806
Oak Terrace	27,200	636,162	663,362
Wellshill	75,000	1,222,119	1,297,119
Applegate	126,385	1,748,523	1,874,908
Heatherwood	55,000	1,606,886	1,661,886
Donna	112,000	1,667,782	1,779,782
Wellsville	38,000	1,452,796	1,490,796
Tecumseh	50,741	1,140,583	1,193,824
Clay City	52,009	1,066,492	1,118,501
Irvine West	59,508	1,098,463	1,157,971
New Castle	43,375	1,017,510	1,060,885
Stigler	24,000	730,056	754,056

Total Series 10	$ 705,218	$ 14,361,678	$ 15,066,896

SERIES 10
Apartment Properties
	Accumulated	Depreciable Life
Partnership	Depreciation

Albany	$431,240	5.0-40.0
Oak Terrace	408,923	5.0-27.5
Wellshill	519,494	5.0-40.0
Applegate	757,487	5.0-40.0
Heatherwood	697,623	5.0-40.0
Donna	595,132	7.0-50.0
Wellsville	946,191	7.0-27.5
Tecumseh	478,653	5.0-50.0
Clay City	479,925	5.0-40.0
Irvine West	497,528	5.0-40.0
New Castle	447,952	5.0-40.0
Stigler	327,508	5.0-25.0

Total Series 10	$6,587,656

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2011

SERIES 11
Apartment Properties
		# of	Mortgage Loan
Partnership	Location	Units	Balance

Homestead	Pinetop, AZ	32	$1,204,126
Eloy	Eloy, AZ	24	619,775
Gila Bend	Gila Bend, AZ	36	1,587,472
Creekstone	Dallas, GA	40	435,716
Tifton	Tifton, GA	36	655,195
Cass Towne	Cartersville, GA	10	-
Royston	Royston, GA	25	704,572
Red Bud	Mokane, MO	8	227,354

Total Series 11		211	$5,434,210

SERIES 11	Cost at Acquisition Date
Apartment Properties			Net Improvements
		Buildings	Capitalized
		Improvements	Subsequent to
Partnership	Land	& Equipment	Acquisition

Homestead	$ 126,000	$ 1,628,502	$ 91,893
Eloy	12,000	882,913	254,487
Gila Bend	18,000	945,233	648,519
Creekstone	130,625	170,655	1,707,324
Tifton	17,600	192,853	1,496,433
Cass Towne	22,690	301,458	35,892
Royston	36,000	785,602	112,946
Red Bud	5,500	295,617	4,081

Total Series 11	$ 368,415	$ 5,202,833	$ 4,351,575

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2011

SERIES 11
Apartment Properties	Gross Amount At Which Carried At December 31, 2011
		Buildings,
		Improvements
Partnership	Land	& Equipment	Total

Homestead	$ 144,163	$ 1,702,232	$ 1,846,395
Eloy	12,000	1,137,400	1,149,400
Gila Bend	18,000	1,593,752	1,611,752
Creekstone	130,650	1,877,954	2,008,604
Tifton	17,327	1,689,559	1,706,886
Cass Towne	22,690	337,350	360,040
Royston	36,000	898,548	934,548
Red Bud	5,500	299,698	305,198

Total Series 11	$ 386,330	$ 9,536,493	$ 9,922,823

SERIES 11
Apartment Properties
	Accumulated	Depreciable Life
Partnership	Depreciation

Homestead	$780,686	5.0-40.0
Eloy	704,641	5.0-27.5
Gila Bend	776,689	5.0-40.0
Creekstone	1,106,849	7.0-27.5
Tifton	682,672	5.0-25.0
Cass Towne	146,856	7.0-27.5
Royston	491,189	7.0-40.0
Red Bud	123,729	7.0-40.0

Total Series 11	$4,813,311

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2011
NOTES TO SCHEDULE III

SERIES 7
Reconciliation of Land, Building & Improvements current year changes:
Balance at beginning of period - December 31, 2010		$28,251,969
Additions during period:
Acquisitions through foreclosure	-
Other acquisitions	42,353
Improvements, etc.	-
Other	-
		42,353
Deductions during period:
Cost of real estate sold	(8,628,481)
Other	(3,209)
		(8,631,690)

Balance at end of period - December 31, 2011		$19,662,632

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 2010		$15,080,769
Current year expense		579,826
Sale of assets		(4,635,948)
Prior year adjustments		(3,209)

Balance at end of period - December 31, 2011		$11,021,438

SERIES 8
Reconciliation of Land, Building & Improvements current year changes:
Balance at beginning of period - December 31, 2010		$45,187,516
Additions during period:
Acquisitions through foreclosure	-
Other acquisitions	198,671
Improvements, etc.	-
Other	-
		198,671
Deductions during period:
Cost of real estate sold	(4,563,909)
Other	(72,609)
		(4,636,518)

Balance at end of period - December 31, 2011		$40,749,669

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 2010		$24,615,247
Current year expense		1,277,936
Sale of assets		(2,178,023)
Prior year adjustments		(72,609)

Balance at end of period - December 31, 2011		$23,642,551

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2011
NOTES TO SCHEDULE III

SERIES 9
Reconciliation of Land, Building & Improvements current year changes:
Balance at beginning of period - December 31, 2010		$24,659,768
Additions during period:
Acquisitions through foreclosure	-
Other acquisitions	27,093
Improvements, etc.	-
Other	-
		27,903
Deductions during period:
Cost of real estate sold	(4,589,016)
Other	(5,001)
		(4,594,017)

Balance at end of period - December 31, 2011		$20,092,844

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 2010		$12,235,111
Current year expense		603,449
Sale of assets		(2,149,953)
Prior year adjustments		(5,001)

Balance at end of period - December 31, 2011		$10,683,606

SERIES 10
Reconciliation of Land, Building & Improvements current year changes:
Balance at beginning of period - December 31, 2010		$17,071,065
Additions during period:
Acquisitions through foreclosure	-
Other acquisitions	39,522
Improvements, etc.	-
Other	-
		39,522
Deductions during period:
Cost of real estate sold	(2,042,345)
Other	(1,346)
		(2,043,691)

Balance at end of period - December 31, 2011		$15,066,896

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 2010		$7,062,374
Current year expense		390,641
Sale of assets		(864,013)
Prior year adjustments		(1,346)

Balance at end of period - December 31, 2011		$6,587,656

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2011
NOTES TO SCHEDULE III

SERIES 11
Reconciliation of Land, Building & Improvements current year changes:
Balance at beginning of period - December 31, 2010		$15,759,988
Additions during period:
Acquisitions through foreclosure	-
Other acquisitions	13,660
Improvements, etc.	-
Other	-
		13,660
Deductions during period:
Cost of real estate sold	(5,850,824)
Other	(1)
		(5,850,825)

Balance at end of period - December 31, 2011		$9,922,823

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 2010		$7,441,864
Current year expense		326,802
Sale of assets		(2,955,354)
Prior year adjustments		(1)

Balance at end of period - December 31, 2011		$4,813,311

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2011

SERIES 7
PARTNERSHIP	# OF UNITS	BALANCE	INTEREST RATE	MONTHLY DEBT SERVICE	TERM (YEARS)

Washington	24	$758,934	8.25%	2,923	50
BrookStone	40	1,119,127	6.50%	6,491	50
N. Irvine	24	748,826	7.75%	3,164	50
Manchester	42	1,127,037	6.50%	6,417	50
Waynesboro	24	628,849	6.50%	3,398	50
Warm Springs	22	637,099	7.25%	2,775	50
Dilley	28	688,369	8.25%	2,650	50
Elsa	40	979,660	7.75%	4,347	50
Leander	36	865,864	7.75%	3,506	50
Louisa Sr.	36	1,117,316	7.25%	6,061	50
Orchard Commons	12	281,958	7.75%	5,732	50
Heritage Park	32	1,177,069	7.75%	5,077	50
BrooksHollow	40	1,105,420	6.50%	6,294	50
Carson City	24	743,815	7.25%	3,500	50
Matteson	24	719,175	7.25%	3,500	50
Pembroke	16	475,621	7.25%	2,951	50
Robynwood	24	715,474	7.25%	5,251	50
Hill Creek	24	726,663	6.50%	3,830	50

TOTAL SERIES 7	512	$14,616,276

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2011

SERIES 8
PARTNERSHIP	# OF UNITS	BALANCE	INTEREST RATE	MONTHLY DEBT SERVICE	TERM (YEARS)

Purdy	16	$430,764	7.75%	2,285	50
Galena	24	573,727	7.25%	2,776	50
Antlers 2	24	584,627	7.25%	4,085	50
Holdenville	24	668,909	6.50%	4,330	50
Wetumka	24	603,589	6.50%	4,314	50
Mariners Cove	32	978,765	7.25%	4,600	50
Mariners Cove Sr.	24	758,048	7.25%	3,500	50
Antlers	36	1,028,215	7.25%	4,619	50
Bentonville	24	375,863	7.75%	14,430	45
Deerpoint	24	674,019	7.75%	6,238	50
Aurora	28	686,788	7.25%	3,236	50
Baxter	16	396,338	6.50%	2,720	50
Timber Ridge	24	692,437	7.25%	3,446	50
Concordia Sr.	24	639,727	6.50%	3,350	50
Mountainburg	24	663,398	6.50%	3,824	50
Fox Ridge	24	700,925	7.25%	3,398	50
Meadow View	16	557,641	7.25%	2,683	50
Sheridan	16	570,198	8.25%	3,211	50
Grand Isle	16	942,707	8.25%	8,875	50
Meadowview	29	670,510	7.25%	7,575	39
Taylor	44	1,166,890	7.50%	6,644	50
Brookwood	44	1,370,826	6.50%	7,860	50
Pleasant Valley	33	1,037,948	7.25%	4,893	50
Reelfoot	20	607,603	7.25%	3,892	50
River Rest	34	1,086,386	7.25%	4,791	50
Kirskville	24	648,009	7.25%	2,591	50
Kenton	46	1,353,287	7.25%	6,044	50
Lovingston	64	2,086,695	7.00%	10,920	50
Hustonville	16	485,505	6.50%	3,187	50
Northpoint	24	845,619	7.25%	4,112	50
Brooks Field	32	905,399	7.25%	4,004	50
Brooks Lane	36	1,048,768	7.25%	4,297	50
Brooks Point	41	1,302,049	7.25%	4,833	50
Brooks Run	24	721,421	7.25%	2,975	50
Logan Heights	24	742,460	7.25%	3,072	50
Lakeshore 2	36	1,098,987	7.75%	4,147	50

TOTAL SERIES 8	1,011	$29,705,047

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2011

SERIES 9
PARTNERSHIP	# OF UNITS	BALANCE	INTEREST RATE	MONTHLY DEBT SERVICE	TERM (YEARS)

Jay	24	$613,613	7.25%	2,851	50
Boxwood	24	569,911	6.50%	3,894	50
Omega	36	1,075,895	7.25%	4,679	50
Cornell 2	24	871,240	7.25%	4,135	50
Elm Creek	24	901,916	7.25%	4,223	50
Marionville	20	528,904	6.50%	2,974	50
Lamar	24	667,913	7.25%	11,480	50
Centreville	24	748,229	7.25%	3,340	50
Skyview	36	1,076,054	7.25%	4,771	50
Bradford	24	750,310	7.03%	3,205	50
Cedar Lane	24	672,542	6.50%	5,465	50
Stanton	24	755,291	7.25%	3,892	50
Abernathy	24	576,325	6.50%	3,737	50
Pembroke	24	755,378	7.25%	3,495	50
Meadowview	24	636,889	0.50%	2,162	20
Town Branch	24	719,957	7.25%	4,347	50
Fox Run	24	729,940	6.50%	3,685	50
Maple Street	32	1,297,250	7.25%	5,421	50
Manchester	18	560,500	7.25%	2,438	50

TOTAL SERIES 9	478	$14,508,057

GATEWAY TAX CREDIT FUND III LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2011

SERIES 10
PARTNERSHIP	# OF UNITS	BALANCE	INTEREST RATE	MONTHLY DEBT SERVICE	TERM (YEARS)

Albany	24	$718,824	6.50%	4,992	50
Oak Terrace	18	508,815	6.50%	2,861	50
Wellshill	32	1,027,547	7.25%	4,437	50
Applegate	36	1,114,105	0.50%	0	20
Heatherwood	36	852,604	0.50%	0	20
Donna	50	1,335,132	6.50%	7,509	50
Wellsville	24	959,562	6.50%	8,231	50
Tecumseh	24	832,714	7.25%	3,531	50
Clay City	24	767,568	7.25%	3,619	50
Irvine West	24	768,286	7.25%	3,361	50
New Castle	24	759,179	7.25%	5,131	50
Stigler	20	560,930	7.25%	3,813	50

TOTAL SERIES 10	336	$10,205,266

SERIES 11
PARTNERSHIP	# OF UNITS	BALANCE	INTEREST RATE	MONTHLY DEBT SERVICE	TERM (YEARS)

Homestead	32	$1,204,126	6.50%	6,408	50
Eloy	24	619,775	6.00%	2,109	50
Gila Bend	36	1,587,472	8.00%	3,070	50
Creekstone	40	435,716	11.00%	56,427	30
Tifton	36	655,195	0.00%	24,929	42
Cass Towne	10	-	3.00%	17,000	10
Royston	25	704,572	6.75%	3,009	50
Red Bud	8	227,354	7.25%	863	50

TOTAL SERIES 11	211	$5,434,210

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

GATEWAY TAX CREDIT FUND III, LTD.
(A Florida Limited Partnership)
By: Raymond James Tax Credit Funds, Inc.
(the Managing General Partner)

Date: June 25, 2012	By:/s/ Ronald M. Diner
Ronald M. Diner
President and Director

Date: June 25, 2012	By:/s/ J. Davenport Mosby III
J. Davenport Mosby III
Director

Date: June 25, 2012	By:/s/ Toni S. Matthews
Toni S. Matthews
Vice President and Chief Financial Officer

Date: June 25, 2012	By:/s/ Sandra C. Humphreys
Sandra C. Humphreys
Secretary and Treasurer