Form 10-Q
period 2012-06-30
GATEWAY TAX CREDIT FUND III LTD
filed 2012-08-10
CIK 881716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

BALANCE SHEETS
(Unaudited)

	SERIES 7		SERIES 8		SERIES 9
	June 30,	March 31,	June 30,	March 31,	June 30,	March 31,
	2012	2012	2012	2012	2012	2012
ASSETS
Current Assets:
Cash and Cash Equivalents	$825,882	$831,096	$193,028	$134,550	$132,603	$140,755
Total Current Assets	825,882	831,096	193,028	134,550	132,603	140,755

Total Assets	$825,882	$831,096	$193,028	$134,550	$132,603	$140,755

LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
Payable to General Partners	$1,061,687	$1,056,272	$1,278,412	$1,267,906	$741,339	$737,636
Distribution Payable	683,512	683,512	156,138	87,450	111,748	111,748

Total Current Liabilities	1,745,199	1,739,784	1,434,550	1,355,356	853,087	849,384

Partners' Equity (Deficit):
Limited Partners - 10,395, 9,980, and 6,254
units for Series 7, 8, and 9, respectively,
at June 30, 2012 and March 31, 2012	(927,158)	(916,635)	(1,242,558)	(1,221,362)	(720,863)	(709,127)
General Partners	7,841	7,947	1,036	556	379	498

Total Partners' Deficit	(919,317)	(908,688)	(1,241,522)	(1,220,806)	(720,484)	(708,629)

Total Liabilities and Partners' Deficit	$825,882	$831,096	$193,028	$134,550	$132,603	$140,755

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

BALANCE SHEETS
(Unaudited)

	SERIES 10		SERIES 11		TOTAL SERIES 7 - 11
	June 30,	March 31,	June 30,	March 31,	June 30,	March 31,
	2012	2012	2012	2012	2012	2012
ASSETS
Current Assets:
Cash and Cash Equivalents	$156,729	$141,006	$388,927	$393,062	$1,697,169	$1,640,469
Receivable - Other	-	15,743	-	-	-	15,743
Total Current Assets	156,729	156,749	388,927	393,062	1,697,169	1,656,212

Investments in Project Partnerships, net	-	-	170,662	185,696	170,662	185,696

Total Assets	$156,729	$156,749	$559,589	$578,758	$1,867,831	$1,841,908

LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
Payable to General Partners	$261,937	$257,093	$112,699	$110,503	$3,456,074	$3,429,410
Distribution Payable	53,888	38,145	225,544	225,544	1,230,830	1,146,399
Deferred Gain on Sale of Project Partnerships	-	15,743	-	-	-	15,743

Total Current Liabilities	315,825	310,981	338,243	336,047	4,686,904	4,591,552

Partners' Equity (Deficit):
Limited Partners - 5,043 and 5,127 units
for Series 10 and 11, respectively, at
June 30, 2012 and March 31, 2012	(159,177)	(146,655)	220,563	241,714	(2,829,193)	(2,752,065)
General Partners	81	(7,577)	783	997	10,120	2,421

Total Partners' Equity (Deficit)	(159,096)	(154,232)	221,346	242,711	(2,819,073)	(2,749,644)

Total Liabilities and Partners' Deficit	$156,729	$156,749	$559,589	$578,758	$1,867,831	$1,841,908

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011
(Unaudited)

	SERIES 7		SERIES 8		SERIES 9
	2012	2011	2012	2011	2012	2011
Revenues:
Distribution Income	$3,914	$8,047	$2,965	$7,894	$1,207	$3,382
Total Revenues	3,914	8,047	2,965	7,894	1,207	3,382

Expenses:
Asset Management Fee - General Partner	9,014	12,911	18,123	20,129	9,207	11,314
General and Administrative:
Other	5,570	5,928	5,565	5,988	3,862	4,223

Total Expenses	14,584	18,839	23,688	26,117	13,069	15,537

Loss Before Other Income	(10,670)	(10,792)	(20,723)	(18,223)	(11,862)	(12,155)
Gain on Sale of Project Partnerships	-	113,899	68,688	19,875	-	52,549
Interest Income	41	21	7	6	7	4

Net (Loss) Income	$(10,629)	$103,128	$47,972	$1,658	$(11,855)	$40,398

Allocation of Net (Loss) Income:
Limited Partners	$(10,523)	$102,097	$47,492	$(2,072)	$(11,736)	$33,548
General Partners	(106)	1,031	480	3,730	(119)	6,850

	$(10,629)	$103,128	$47,972	$1,658	$(11,855)	$40,398

Net (Loss) Income Per Limited Partnership Unit	$(1.01)	$9.82	$4.76	$(0.21)	$(1.88)	$5.36

Number of Limited Partnership Units Outstanding	10,395	10,395	9,980	9,980	6,254	6,254

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011
(Unaudited)

	SERIES 10		SERIES 11		TOTAL SERIES 7 - 11
	2012	2011	2012	2011	2012	2011
Revenues:
Distribution Income	$4,870	$2,080	$800	$800	$13,756	$22,203
Total Revenues	4,870	2,080	800	800	13,756	22,203

Expenses:
Asset Management Fee - General Partner	6,853	7,813	4,229	6,795	47,426	58,962
General and Administrative:
Other	2,888	3,284	2,922	3,324	20,807	22,747

Total Expenses	9,741	11,097	7,151	10,119	68,233	81,709

Loss Before Equity in Loss of Project
Partnerships and Other Income	(4,871)	(9,017)	(6,351)	(9,319)	(54,477)	(59,506)
Equity in Loss of Project Partnerships	-	(6,558)	(15,034)	(24,398)	(15,034)	(30,956)
Gain on Sale of Project Partnerships	15,743	-	-	-	84,431	186,323
Interest Income	7	4	20	9	82	44

Net Income (Loss)	$10,879	$(15,571)	$(21,365)	$(33,708)	$15,002	$95,905

Allocation of Net Income (Loss):
Limited Partners	$3,221	$(15,415)	$(21,151)	$(33,371)	$7,303	$84,787
General Partners	7,658	(156)	(214)	(337)	7,699	11,118

	$10,879	$(15,571)	$(21,365)	$(33,708)	$15,002	$95,905

Net Income (Loss) Per Limited Partnership Unit	$0.64	$(3.06)	$(4.13)	$(6.51)

Number of Limited Partnership Units Outstanding	5,043	5,043	5,127	5,127

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011
(Unaudited)

	SERIES 7			SERIES 8
	Limited	General		Limited	General
	Partners	Partners	Total	Partners	Partners	Total

Balance at March 31, 2011	$(854,401)	$7,184	$(847,217)	$(1,125,775)	$(3,569)	$(1,129,344)

Net Income (Loss)	102,097	1,031	103,128	(2,072)	3,730	1,658

Distributions	(113,899)	-	(113,899)	(19,875)	-	(19,875)

Balance at June 30, 2011	$(866,203)	$8,215	$(857,988)	$(1,147,722)	$161	$(1,147,561)

Balance at March 31, 2012	$(916,635)	$7,947	$(908,688)	$(1,221,362)	$556	$(1,220,806)

Net (Loss) Income	(10,523)	(106)	(10,629)	47,492	480	47,972

Distributions	-	-	-	(68,688)	-	(68,688)

Balance at June 30, 2012	$(927,158)	$7,841	$(919,317)	$(1,242,558)	$1,036	$(1,241,522)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011
(Unaudited)

	SERIES 9			SERIES 10
	Limited	General		Limited	General
	Partners	Partners	Total	Partners	Partners	Total

Balance at March 31, 2011	$(651,966)	$(6,390)	$(658,356)	$(23,468)	$(32,742)	$(56,210)

Net Income (Loss)	33,548	6,850	40,398	(15,415)	(156)	(15,571)

Distributions	(52,549)	-	(52,549)	-	-	-

Balance at June 30, 2011	$(670,967)	$460	$(670,507)	$(38,883)	$(32,898)	$(71,781)

Balance at March 31, 2012	$(709,127)	$498	$(708,629)	$(146,655)	$(7,577)	$(154,232)

Net (Loss) Income	(11,736)	(119)	(11,855)	3,221	7,658	10,879

Distributions	-	-	-	(15,743)	-	(15,743)

Balance at June 30, 2012	$(720,863)	$379	$(720,484)	$(159,177)	$81	$(159,096)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011
(Unaudited)

	SERIES 11			TOTAL SERIES 7 - 11
	Limited	General		Limited	General
	Partners	Partners	Total	Partners	Partners	Total

Balance at March 31, 2011	$330,500	$831	$331,331	$(2,325,110)	$(34,686)	$(2,359,796)

Net (Loss) Income	(33,371)	(337)	(33,708)	84,787	11,118	95,905

Distributions	-	-	-	(186,323)	-	(186,323)

Balance at June 30, 2011	$297,129	$494	$297,623	$(2,426,646)	$(23,568)	$(2,450,214)

Balance at March 31, 2012	$241,714	$997	$242,711	$(2,752,065)	$2,421	$(2,749,644)

Net (Loss) Income	(21,151)	(214)	(21,365)	7,303	7,699	15,002

Distributions	-	-	-	(84,431)	-	(84,431)

Balance at June 30, 2012	$220,563	$783	$221,346	$(2,829,193)	$10,120	$(2,819,073)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011
(Unaudited)

	SERIES 7		SERIES 8
	2012	2011	2012	2011
Cash Flows from Operating Activities:
Net (Loss) Income	$(10,629)	$103,128	$47,972	$1,658
Adjustments to Reconcile Net (Loss) Income
to Net Cash Used in Operating Activities:
Gain on Sale of Project Partnerships	-	(113,899)	(68,688)	(19,875)
Distribution Income	(3,914)	(8,047)	(2,965)	(7,894)
Changes in Operating Assets and Liabilities:
Increase in Payable to General Partners	5,415	10,508	10,506	17,426
Net Cash Used in Operating Activities	(9,128)	(8,310)	(13,175)	(8,685)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	3,914	8,047	2,965	7,894
Net Proceeds from Sale of Project Partnerships	-	113,899	68,688	19,875
Net Cash Provided by Investing Activities	3,914	121,946	71,653	27,769

(Decrease) Increase in Cash and Cash Equivalents	(5,214)	113,636	58,478	19,084
Cash and Cash Equivalents at Beginning of Year	831,096	770,297	134,550	231,397

Cash and Cash Equivalents at End of Period	$825,882	$883,933	$193,028	$250,481

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$-	$113,899	$68,688	$19,875
Distribution to Limited Partners	-	(113,899)	(68,688)	(19,875)
	$-	$-	$-	$-

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011
(Unaudited)

	SERIES 9		SERIES 10
	2012	2011	2012	2011
Cash Flows from Operating Activities:
Net (Loss) Income	$(11,855)	$40,398	$10,879	$(15,571)
Adjustments to Reconcile Net (Loss) Income
to Net Cash (Used in) Provided by Operating Activities:
Equity in Loss of Project Partnerships	-	-	-	6,558
Gain on Sale of Project Partnerships	-	(52,549)	(15,743)	-
Distribution Income	(1,207)	(3,382)	(4,870)	(2,080)
Changes in Operating Assets and Liabilities:
Increase in Payable to General Partners	3,703	15,788	4,844	11,097
Net Cash (Used in) Provided by Operating Activities	(9,359)	255	(4,890)	4

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	1,207	3,382	4,870	2,080
Net Proceeds from Sale of Project Partnerships	-	52,549	15,743	-
Net Cash Provided by Investing Activities	1,207	55,931	20,613	2,080

(Decrease) Increase in Cash and Cash Equivalents	(8,152)	56,186	15,723	2,084
Cash and Cash Equivalents at Beginning of Year	140,755	142,196	141,006	153,660

Cash and Cash Equivalents at End of Period	$132,603	$198,382	$156,729	$155,744

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$-	$52,549	$15,743	$-
Distribution to Limited Partners	-	(52,549)	(15,743)	-
	$-	$-	$-	$-

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011
(Unaudited)

	SERIES 11		TOTAL SERIES 7 - 11
	2012	2011	2012	2011
Cash Flows from Operating Activities:
Net (Loss) Income	$(21,365)	$(33,708)	$15,002	$95,905
Adjustments to Reconcile Net (Loss) Income
to Net Cash Used in Operating Activities:
Equity in Loss of Project Partnerships	15,034	24,398	15,034	30,956
Gain on Sale of Project Partnerships	-	-	(84,431)	(186,323)
Distribution Income	(800)	(800)	(13,756)	(22,203)
Changes in Operating Assets and Liabilities:
Increase in Payable to General Partners	2,196	5,490	26,664	60,309
Net Cash Used in Operating Activities	(4,935)	(4,620)	(41,487)	(21,356)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	800	800	13,756	22,203
Net Proceeds from Sale of Project Partnerships	-	-	84,431	186,323
Net Cash Provided by Investing Activities	800	800	98,187	208,526

(Decrease) Increase in Cash and Cash Equivalents	(4,135)	(3,820)	56,700	187,170
Cash and Cash Equivalents at Beginning of Year	393,062	356,285	1,640,469	1,653,835

Cash and Cash Equivalents at End of Period	$388,927	$352,465	$1,697,169	$1,841,005

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$-	$-	$84,431	$186,323
Distribution to Limited Partners	-	-	(84,431)	(186,323)
	$-	$-	$-	$-

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012
(Unaudited)

NOTE 1 - ORGANIZATION:

Gateway Tax Credit Fund III Ltd. (“Gateway”), a Florida Limited Partnership, was formed October 17, 1991 under the laws of Florida.  Gateway offered its limited partnership interests in Series (“Series”).  The first Series for Gateway is Series 7.  Operations commenced on July 16, 1992 for Series 7, January 4, 1993 for Series 8, September 30, 1993 for Series 9, January 21, 1994 for Series 10 and April 29, 1994 for Series 11.  Each Series invests, as a limited partner, in other limited partnerships (“Project Partnerships”), each of which owns and operates apartment complexes eligible for Low-Income Housing Tax Credits (“Tax Credits”), provided for in Section 42 of the Internal Revenue Code of 1986.  Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the limited partnership agreement (the “Agreement”).  As of June 30, 2012, Gateway had received capital contributions of $1,000 from the General Partners and $36,799,000 from the investor Limited Partners.

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

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected remaining low-income housing tax credits and other tax benefits is less than the carrying amount of the investment, Gateway recognizes an impairment loss.  Gateway is continuing to execute its process of disposition of its interest in Project Partnerships that have reached the end of their Tax Credit compliance period, refer to Note 5 - Summary of Disposition Activities for the most recent update of those on-going activities.  No impairment expense was recognized during each of the three month periods ended June 30, 2012 or 2011.

Gateway, as a limited partner in the Project Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance and continued eligibility of Tax Credits.  If the cost of operating a property exceeds the rental income earned thereon, Gateway may deem it in its best interest to voluntarily provide funds in order to protect its investment.  However, Gateway does not guarantee any of the mortgages or other debt of the Project Partnerships.  No such funding to Project Partnerships occurred during each of the three month periods ended June 30, 2012 or 2011.

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

Gateway holds variable interests in 92 VIEs, which consist of Project Partnerships (Refer to Note 1 - Organization for information about Gateway’s involvement in the Project Partnerships).  Gateway is not the primary beneficiary of the VIEs.  Since its inception, Gateway’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to Gateway’s capital contributions to those VIEs, which is approximately $19,376,810 at June 30, 2012.  Over the course of the investment and Tax Credit Cycle, this maximum exposure to loss was offset by actual losses experienced by the Project Partnerships recorded by Gateway in its equity accounting.  Accordingly, at the current stage of the investment and Tax Credit Cycle, the carrying value of Gateway’s interest in the VIEs has been reduced to $170,662.  Tabular disclosures within Note 4 - Investments in Project Partnerships detail total capital contributions to VIEs, the carrying amount of assets and liabilities related to Gateway’s VIEs and the aggregate assets, liabilities and Gateway’s exposure to loss from those VIEs.  Gateway may be subject to additional losses to the extent of any financial support that Gateway voluntarily provides to those Project Partnerships in the future.  Gateway does not currently intend to provide future financial support to the Project Partnerships.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

Basis of Preparation

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles.  These statements should be read in conjunction with the financial statements and notes thereto included with Gateway's report on Form 10-K for the year ended March 31, 2012.  In the opinion of management, these financial statements include adjustments, consisting only of normal recurring adjustments, necessary to fairly summarize Gateway's financial position and results of operations.  The results of operations for the periods may not be indicative of the results to be expected for the year.

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

For the three months ended June 30, 2012 and 2011, the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

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

	2012	2011
Series 7	$9,014	$12,911
Series 8	18,123	20,129
Series 9	9,207	11,314
Series 10	6,853	7,813
Series 11	4,229	6,795
Total	$47,426	$58,962

General and Administrative Expenses - The Managing General Partner is entitled to reimbursement for general and administrative expenses of Gateway on an accountable basis.  During fiscal year 2011, the General Partner ceased further allocations of general and administrative expenses to Gateway, and there is no such expense included in the Statement of Operations for the three months ended June 30, 2012 and 2011.

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS:

As of June 30, 2012, Gateway had acquired a 99% interest in the profits, losses, and Tax Credits as a limited partner in Project Partnerships (Series 7 - 18, Series 8 - 35, and Series 9 - 19) which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Project Partnership agreement. Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

	SERIES 7		SERIES 8		SERIES 9
	June 30,	March 31,	June 30,	March 31,	June 30,	March 31,
	2012	2012	2012	2012	2012	2012
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$3,308,861	$3,308,861	$5,896,015	$6,293,277	$3,824,212	$3,824,212

Cumulative equity in losses of Project
Partnerships (1)	(3,186,081)	(3,186,081)	(5,850,630)	(6,271,505)	(3,489,505)	(3,489,505)

Cumulative distributions received from
Project Partnerships	(132,157)	(132,157)	(144,158)	(144,158)	(124,614)	(124,614)

Investment in Project Partnerships before
Adjustment	(9,377)	(9,377)	(98,773)	(122,386)	210,093	210,093

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	347,475	347,475	449,129	476,293	174,172	174,172
Accumulated amortization of acquisition
fees and expenses	(161,198)	(161,198)	(136,072)	(139,623)	(76,333)	(76,333)

Reserve for Impairment of Investment in
Project Partnerships	(176,900)	(176,900)	(214,284)	(214,284)	(307,932)	(307,932)

Investments in Project Partnerships	$-	$-	$-	$-	$-	$-

(1) In accordance with Gateway's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $4,080,822 in Series 7, $8,316,703 in Series 8, and $3,435,404 in Series 9 for the period ended June 30, 2012; and cumulative suspended losses of $3,992,509 in Series 7, $9,039,390 in Series 8, and $3,344,387 in Series 9 for the year ended March 31, 2012 are not included.

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

As of June 30, 2012, Gateway had acquired a 99% interest in the profits, losses, and Tax Credits as a limited partner in Project Partnerships (Series 10 - 12 and Series 11 - 8) which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Project Partnership agreement. Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

	SERIES 10		SERIES 11		TOTAL SERIES 7 - 11
	June 30,	March 31,	June 30,	March 31,	June 30,	March 31,
	2012	2012	2012	2012	2012	2012
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$3,453,240	$3,453,240	$2,894,482	$2,894,482	$19,376,810	$19,774,072

Cumulative equity in losses of Project
Partnerships (1)	(2,156,421)	(2,156,421)	(1,155,167)	(1,140,133)	(15,837,804)	(16,243,645)

Cumulative distributions received from
Project Partnerships	(231,425)	(231,425)	(176,566)	(176,566)	(808,920)	(808,920)

Investment in Project Partnerships before
Adjustment	1,065,394	1,065,394	1,562,749	1,577,783	2,730,086	2,721,507

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	163,745	163,745	201,455	201,455	1,335,976	1,363,140
Accumulated amortization of acquisition
fees and expenses	(143,213)	(143,213)	(170,316)	(170,316)	(687,132)	(690,683)

Reserve for Impairment of Investment in
Project Partnerships	(1,085,926)	(1,085,926)	(1,423,226)	(1,423,226)	(3,208,268)	(3,208,268)

Investments in Project Partnerships	$-	$-	$170,662	$185,696	$170,662	$185,696

(1) In accordance with Gateway's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $907,266 in Series 10 and $957,807 in Series 11 for the period ended June 30, 2012; and cumulative suspended losses of $889,567 in Series 10 and $942,927 in Series 11 for the year ended March 31, 2012 are not included.

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 7 and Series 8 as of March 31 and the respective summarized statements of operations for the three months ended March 31 of each year:

	SERIES 7		SERIES 8 (1)
	2012	2011	2012	2011
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$2,120,869	$2,572,680	$3,600,514	$4,322,168
Investment properties, net	8,496,238	11,024,940	15,725,155	19,811,954
Other assets	17,222	21,297	160,320	69,940
Total assets	$10,634,329	$13,618,917	$19,485,989	$24,204,062

Liabilities and Partners' Deficit:
Current liabilities	$542,845	$565,301	$1,304,344	$1,447,465
Long-term debt	14,475,871	17,184,255	27,340,460	32,313,356
Total liabilities	15,018,716	17,749,556	28,644,804	33,760,821

Partners' deficit
Limited Partner	(4,171,699)	(3,868,639)	(8,381,501)	(8,723,835)
General Partners	(212,688)	(262,000)	(777,314)	(832,924)
Total partners' deficit	(4,384,387)	(4,130,639)	(9,158,815)	(9,556,759)

Total liabilities and partners' deficit	$10,634,329	$13,618,917	$19,485,989	$24,204,062

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$613,037	$705,518	$1,176,761	$1,317,890
Expenses:
Operating expenses	482,545	534,607	869,736	972,624
Interest expense	67,767	82,180	139,455	166,767
Depreciation and amortization	144,956	168,738	296,248	346,867

Total expenses	695,268	785,525	1,305,439	1,486,258

Net loss	$(82,231)	$(80,007)	$(128,678)	$(168,368)

Other partners' share of net income	$6,082	$11,459	$2,156	$2,256

Gateway's share of net loss	$(88,313)	$(91,466)	$(130,834)	$(170,624)
Suspended losses	88,313	91,466	130,834	170,624

Equity in Loss of Project Partnerships	$-	$-	$-	$-

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

(1) As discussed in Note 3, an affiliate of the General Partner (Value Partners, Inc.) is the operating general partner in one of the Project Partnerships included in Series 8 above (Logan Heights). The Logan Heights Project Partnership is not consolidated in Gateway's financial statements as Gateway's investment in Logan Heights is accounted for under the equity method. The information below is included for related party disclosure purposes. The Project Partnership's financial information for the periods ending March 2012 and March 2011 is provided below.  In April 2012, Value Partners, Inc. transferred its interest as the General Partner in this Project Partnership to an unaffiliated third party.

	March 2012	March 2011
Total Assets	$443,540	$450,294
Total Liabilities	790,251	801,794
Gateway Deficit	(229,415)	(234,155)
Other Partner's Deficit	(117,296)	(117,344)
Total Revenue	31,721	34,094
Net Income	$352	$3,473

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 9 and Series 10 as of March 31 and the respective summarized statements of operations for the three months ended March 31 of each year:

	SERIES 9		SERIES 10
	2012	2011	2012	2011
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$1,747,534	$1,980,187	$1,811,974	$2,102,567
Investment properties, net	9,258,376	10,925,240	8,381,580	9,898,785
Other assets	57,061	46,744	90,199	62,800
Total assets	$11,062,971	$12,952,171	$10,283,753	$12,064,152

Liabilities and Partners' Deficit:
Current liabilities	$414,692	$466,819	$501,327	$489,722
Long-term debt	14,385,401	15,858,420	10,124,287	11,854,606
Total liabilities	14,800,093	16,325,239	10,625,614	12,344,328

Partners' (deficit) equity
Limited Partner	(3,330,844)	(2,970,739)	172,774	246,568
General Partners	(406,278)	(402,329)	(514,635)	(526,744)
Total partners' deficit	(3,737,122)	(3,373,068)	(341,861)	(280,176)

Total liabilities and partners' deficit	$11,062,971	$12,952,171	$10,283,753	$12,064,152

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$587,963	$643,991	$418,025	$478,706
Expenses:
Operating expenses	461,969	459,621	300,118	342,401
Interest expense	67,068	76,205	38,141	47,289
Depreciation and amortization	150,862	162,807	97,660	109,906

Total expenses	679,899	698,633	435,919	499,596

Net loss	$(91,936)	$(54,642)	$(17,894)	$(20,890)

Other partners' share of net (loss) income	$(919)	$(546)	$(195)	$8,361

Gateway's share of net loss	$(91,017)	$(54,096)	$(17,699)	$(29,251)
Suspended losses	91,017	54,096	17,699	22,693

Equity in Loss of Project Partnerships	$-	$-	$-	$(6,558)

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 11 and Total Series 7 - 11 as of March 31 and the respective summarized statements of operations for the three months ended March 31 of each year:

	SERIES 11		TOTAL SERIES 7 - 11
	2012	2011	2012	2011
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$709,916	$1,114,618	$9,990,807	$12,092,220
Investment properties, net	5,027,812	8,187,103	46,889,161	59,848,022
Other assets	216,158	222,849	540,960	423,630
Total assets	$5,953,886	$9,524,570	$57,420,928	$72,363,872

Liabilities and Partners' Deficit:
Current liabilities	$326,800	$422,442	$3,090,008	$3,391,749
Long-term debt	5,315,240	9,604,676	71,641,259	86,815,313
Total liabilities	5,642,040	10,027,118	74,731,267	90,207,062

Partners' equity (deficit)
Limited Partner	631,689	(28,653)	(15,079,581)	(15,345,298)
General Partners	(319,843)	(473,895)	(2,230,758)	(2,497,892)
Total partners' equity (deficit)	311,846	(502,548)	(17,310,339)	(17,843,190)

Total liabilities and partners' deficit	$5,953,886	$9,524,570	$57,420,928	$72,363,872

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$306,675	$461,767	$3,102,461	$3,607,872
Expenses:
Operating expenses	227,711	356,431	2,342,079	2,665,684
Interest expense	27,480	49,476	339,911	421,917
Depreciation and amortization	81,700	131,021	771,426	919,339

Total expenses	336,891	536,928	3,453,416	4,006,940

Net loss	$(30,216)	$(75,161)	$(350,955)	$(399,068)

Other partners' share of net (loss) income	$(302)	$(3,161)	$6,822	$18,369

Gateway's share of net loss	$(29,914)	$(72,000)	$(357,777)	$(417,437)
Suspended losses	14,880	47,602	342,743	386,481

Equity in Loss of Project Partnerships	$(15,034)	$(24,398)	$(15,034)	$(30,956)

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

The aggregate assets, liabilities and exposure to loss from the VIEs in which Gateway holds a variable interest, but has concluded that it is not the primary beneficiary, are provided in the table below (refer to Note 2 for discussion of variable interest entities).

	March 31, 2012			March 31, 2011
	Aggregate Assets	Aggregate Liabilities	Our Risk Of Loss	Aggregate Assets	Aggregate Liabilities	Our Risk Of Loss
Series 7	$10,634,329	$15,018,716	$-	$13,618,917	$17,749,556	$-
Series 8	19,485,989	28,644,804	-	24,204,062	33,760,821	-
Series 9	11,062,971	14,800,093	-	12,952,171	16,325,239	-
Series 10	10,283,753	10,625,614	-	12,064,152	12,344,328	58,139
Series 11	5,953,886	5,642,040	170,662	9,524,570	10,027,118	221,465
Total	$57,420,928	$74,731,267	$170,662	$72,363,872	$90,207,062	$279,604

NOTE 5 - SUMMARY OF DISPOSITION ACTIVITIES:

Gateway at one time held investments in 133 Project Partnerships (39 in Series 7, 43 in Series 8, 24 in Series 9, 15 in Series 10, and 12 in Series 11).  As of June 30, 2012, Gateway has sold its interest in 41 Project Partnerships (21 in Series 7, 8 in Series 8, 5 in Series 9, 3 in Series 10 and 4 in Series 11).  A summary of the sale transactions for the Project Partnerships disposed during the current fiscal year-to-date and the previous fiscal year are summarized below.

Fiscal Year 2013 Disposition Activity:

Series 8

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
April 2012	Lovingston Ridge L.P.	$68,688	$6.88	$68,688
				$68,688

The net proceeds per LP unit from the sale of Lovingston Ridge L.P. is a component of the Distribution Payable on the Balance Sheet as of June 30, 2012.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 8 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

Series 10

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
	Gain deferred at March 31, 2012	$-	$-	$15,743
				$15,743

The Gain on Disposal from the sale of Courtyard Apartments Phase II was deferred as of March 31, 2012 and is a component of Gain on Sale of Project Partnerships for the three months ended June 30, 2012.  The net proceeds per LP unit from this sale is a component of the Distribution Payable on the Balance Sheet as of June 30, 2012.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 10 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

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

NOTE 6 - SIGNIFICANT EQUITY INVESTEES:

Certain Project Partnerships constitute 20% or more of assets, equity or income (loss) from continuing operations of the respective Series in which they are held (“Significant Project Partnerships”).  In accordance with Gateway’s policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized results of operations as of March 31, 2012 for each Significant Project Partnership:

Series 11
Magnolia Place Apartments, L.P.
Rental and other income	$40,071
Gross profit (loss)	(8,606)
Net Income (loss)	$(19,160)

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

Distribution income arises from any cash distributions received from Project Partnerships which have a zero investment balance for financial reporting purposes.  Distribution income decreased $8,447 from $22,203 for the three months ended June 30, 2011 to $13,756 for the three months ended June 30, 2012.  The decrease in distribution income for the period ended June 30, 2012 results from a decrease of gross distributions received from Project Partnerships.

Total expenses of Gateway were $68,233 for the three months ended June 30, 2012, a decrease of $13,476 as compared to the three months ended June 30, 2011 total expenses of $81,709.  The decrease results primarily from decreases in asset management fees and general and administrative expenses - General Partner due to sales of Project Partnerships (Gateway ceases accruing Asset Management Fees and General and Administrative Expenses - General Partner for sold Project Partnerships).

Equity in Loss of Project Partnerships decreased from $30,956 for the three months ended June 30, 2011 to $15,034 for the three months ended June 30, 2012 because of a decrease in the losses from Project Partnerships with a positive investment balance.  Because Gateway utilizes the equity method of accounting to account for its investment in Project Partnerships, income or losses from Project Partnerships with a zero investment balance are not recognized in the Statement of Operations.  For the three months ended March 31, 2012 (Project Partnership financial information is on a three-month lag), Gateway’s share of the net loss was $357,777, of which $342,743 was suspended.  For the three months ended March 31, 2011, Gateway’s share of the net loss was $417,437, of which $386,481 was suspended.

Gain on Sale of Project Partnerships decreased from $186,323 for the three months ended June 30, 2011 to $84,431 for the three months ended June 30, 2012.  As more fully discussed within this MD&A, one Project Partnership investment was sold during the first quarter of fiscal year 2013 as compared to the first quarter of fiscal year 2012 when seven Project Partnership investments were sold.  The amount of the gain or loss from the sale of a Project Partnership and the period in which it is recognized on the Statement of Operations is dependent upon the specifics related to each sale or disposition transaction.  Refer to the discussion of each Project Partnership sold in the Exit Strategy section within this MD&A.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Interest income increased $38 from $44 for the three months ended June 30, 2011 to $82 for the three months ended June 30, 2012.  The change in interest income results primarily from the fluctuation of interest rates on short-term investments over this period.  Cash and Cash Equivalents increased $56,700 from $1,640,469 as of March 31, 2012 to $1,697,169 as of June 30, 2012.  Interest income is generally one source of funds available to pay administrative costs of Gateway.

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

In total, Gateway reported net income of $15,002 from operations for the three months ended June 30, 2012.  Cash and Cash Equivalents increased by $56,700 during the three months ended June 30, 2012.  Of the Cash and Cash Equivalents on hand as of June 30, 2012 and March 31, 2012, $1,230,830 and $1,146,399, respectively, are payable to certain Series’ Limited Partners arising from the sale of Project Partnerships.  Distributions will occur to those certain Limited Partners in a subsequent period, less the applicable state tax withholding.

The financial performance of each respective Series is summarized as follows:

Series 7 - Gateway closed this series on October 16, 1992 after receiving $10,395,000 from 635 Limited Partner investors.  Equity in Loss of Project Partnerships has been $0 for each of the three month periods ended June 30, 2012 and 2011.  For the three months ended March 31, 2012 and 2011, the Project Partnerships generated a loss of $82,231 and $80,007 on Rental and other income of $613,037 and $705,518, respectively.  Gateway’s share of the Project Partnerships’ net loss for the three months ended March 31, 2012 and 2011 was $88,313 and $91,466, all of which were suspended.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  These Project Partnerships reported depreciation and amortization of $144,956 and $168,738 for the three months ended March 31, 2012 and 2011, respectively.  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At June 30, 2012, the Series had $825,882 of Cash and Cash Equivalents.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $10,629 for the three months ended June 30, 2012.  However, after considering the changes in operating assets and liabilities, net cash used in operating activities was $9,128.  Cash provided by investing activities totaled $3,914 consisting of cash distributions from the Project Partnerships.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Series 8 - Gateway closed this Series on June 28, 1993 after receiving $9,980,000 from 664 Limited Partner investors.  Equity in Loss of Project Partnerships has been $0 for each of the three month periods ended June 30, 2012 and 2011.  For the three months ended March 31, 2012 and 2011, the Project Partnerships generated a loss of $128,678 and $168,368 on Rental and other income of $1,176,761 and $1,317,890, respectively.  Gateway’s share of the Project Partnerships’ net loss for the three months ended March 31, 2012 and 2011 was $130,834 and $170,624, all of which were suspended.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  These Project Partnerships reported depreciation and amortization of $296,248 and $346,867 for the three months ended March 31, 2012 and 2011, respectively.  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At June 30, 2012, the Series had $193,028 of Cash and Cash Equivalents.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had net income of $47,972 for the three months ended June 30, 2012.  However, after considering the changes in operating assets and liabilities, net cash used in operating activities was $13,175.  Cash provided by investing activities totaled $71,653 consisting of $2,965 in cash distributions from the Project Partnerships and $68,688 in net proceeds from the Sale of Project Partnerships (refer to the Exit Strategy section within this MD&A for more detailed discussion of these sales of Project Partnerships).

Series 9 - Gateway closed this Series on September 30, 1993 after receiving $6,254,000 from 406 Limited Partner investors.  Equity in Loss of Project Partnerships has been $0 for each of the three month periods ended June 30, 2012 and 2011.  For the three months ended March 31, 2012 and 2011, the Project Partnerships generated a loss of $91,936 and $54,642 on Rental and other income of $587,963 and $643,991, respectively.  Gateway’s share of the Project Partnerships’ net loss for three months ended March 31, 2012 and 2011 was $91,017 and $54,096, all of which were suspended.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  These Project Partnerships reported depreciation and amortization of $150,862 and $162,807 for the three months ended March 31, 2012 and 2011, respectively.  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At June 30, 2012, the Series had $132,603 of Cash and Cash Equivalents.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $11,855 for the three months ended June 30, 2012.  However, after considering the changes in operating assets and liabilities, net cash used in operating activities was $9,359.  Cash provided by investing activities totaled $1,207 consisting of cash distributions from the Project Partnerships.

Series 10 - Gateway closed this Series on January 21, 1994 after receiving $5,043,000 from 325 Limited Partner investors.  Equity in Loss of Project Partnerships decreased from $6,558 for the three months ended June 30, 2011 to $0 for the three months ended June 30, 2012.  For the three months ended March 31, 2012 and 2011, the Project Partnerships generated a loss of $17,894 and $20,890 on Rental and other income of $418,025 and $478,706, respectively.  Gateway’s share of the Project Partnerships’ net loss for the three months ended March 31, 2012 and 2011 was $17,699 and $29,251, of which $17,699 and $22,693 were suspended, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  These Project Partnerships reported depreciation and amortization of $97,660 and $109,906 for the three months ended March 31, 2012 and 2011, respectively.  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At June 30, 2012, the Series had $156,729 of Cash and Cash Equivalents.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

As disclosed on the statement of cash flows, the Series had net income of $10,879 for the three months ended June 30, 2012.  However, after considering the changes in operating assets and liabilities, net cash used in operating activities was $4,890.  Cash provided by investing activities totaled $20,613 consisting of $4,870 in cash distributions from the Project Partnerships and $15,743 in net proceeds from the Sale of Project Partnerships (refer to the Exit Strategy section within this MD&A for more detailed discussion of these sales of Project Partnerships).

Series 11 - Gateway closed this Series on April 29, 1994 after receiving $5,127,000 from 330 Limited Partner investors.  Equity in Loss of Project Partnerships decreased from $24,398 for the three months ended June 30, 2011 to $15,034 for the three months ended June 30, 2012.  For the three months ended March 31, 2012 and 2011, the Project Partnerships generated a loss of $30,216 and $75,161 on Rental and other income of $306,675 and $461,767, respectively.  Gateway’s share of the Project Partnerships’ net loss for the three months ended March 31, 2012 and 2011 was $29,914 and $72,000, of which $14,880 and $47,602 were suspended, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  These Project Partnerships reported depreciation and amortization of $81,700 and $131,021 for the three months ended March 31, 2012 and 2011, respectively.  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At June 30, 2012, the Series had $388,927 of Cash and Cash Equivalents.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $21,365 for the three months ended June 30, 2012.  However, after considering the changes in operating assets and liabilities, net cash used in operating activities was $4,935.  Cash provided by investing activities totaled $800 consisting of cash distributions from the Project Partnerships.

Critical Accounting Estimates

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss.  No impairment expense was recognized during each of the three month periods ended June 30, 2012 or 2011.

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

As of June 30, 2012, Gateway holds a limited partner interest in 92 Project Partnerships which own and operate government assisted multi-family housing complexes.  Gateway at one time held investments in 133 Project Partnerships.  As of December 31, 2010, all of the Project Partnerships had reached the end of their Tax Credit compliance period.  As of June 30, 2012, 41 of the Project Partnerships have been sold (21 in Series 7, 8 in Series 8, 5 in Series 9, 3 in Series 10 and 4 in Series 11) and, in accordance with the Gateway partnership agreement, the entire net proceeds received from these sales either have been or will be distributed to the Limited Partners of the respective Series.  A summary of the sale transactions for the Project Partnerships disposed during the current fiscal year-to-date and the previous fiscal year are summarized below.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Fiscal Year 2013 Disposition Activity:

Series 8

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
April 2012	Lovingston Ridge L.P.	$68,688	$6.88	$68,688
				$68,688

The net proceeds per LP unit from the sale of Lovingston Ridge L.P. is a component of the Distribution Payable on the Balance Sheet as of June 30, 2012.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 8 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

Series 10

Transaction			Net Proceeds	Gain on
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal
	Gain deferred at March 31, 2012	$-	$-	$15,743
				$15,743

The Gain on Disposal from the sale of Courtyard Apartments Phase II was deferred as of March 31, 2012 and is a component of Gain on Sale of Project Partnerships for the three months ended June 30, 2012.  The net proceeds per LP unit from this sale is a component of the Distribution Payable on the Balance Sheet as of June 30, 2012.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 10 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

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

Status Update on Unsold Project Partnerships:

The following summarizes the most recent status of the sale/disposal process for the Project Partnership investments held as of June 30, 2012:

Gateway has approved the sale to the general partner of the Project Partnership or a third party:

Series 7

Brookshollow Apartments, L.P.	Brookstone Apartments, L.P.

These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amounts as approved by Gateway, should all the transactions close without modification, the estimated net proceeds to Gateway from the sales of these Project Partnerships are estimated to be $95,000, or $9.14 per limited partnership unit.  Sales proceeds would be available for distribution, less the applicable state tax withholding, to the Series 7 Limited Partners in a period subsequent to the closing of these sales transactions which would most likely occur within the next year.

Series 8

AAA Properties of Bentonville	Deerpoint, Ltd.
Antlers Properties, L.P.	Fox Ridge II, Ltd.
Antlers Properties II, L.P.	Galena Seniors, L.P.
Aurora Seniors, L.P.	Holdenville Properties, L.P.
Baxter Springs Seniors, L.P.	Kirksville Senior Apartments, L.P.
Brooks Field Apartments, L.P.	Meadowview Properties L.P.
Brooks Lane Apartments, L.P.	Mountainburg Properties, L.P.
Brooks Point Apartments, L.P.	Purdy Apartments, L.P.
Brooks Run Apartments, L.P.	Wetumka Properties, L.P.
Concordia Senior Housing, L.P.

These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amounts as approved by Gateway, should all the transactions close without modification, the estimated net proceeds to Gateway from the sales of these Project Partnerships are estimated to be $775,000, or $77.66 per limited partnership unit.  Sales proceeds would be available for distribution, less the applicable state tax withholding, to the Series 8 Limited Partners in a period subsequent to the closing of these sales transactions which would most likely occur within the next year.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Series 9

Abernathy Properties, L.P.	Lamar Properties, L.P.
Boxwood Place Properties, L.P.	Marionville Seniors, L.P.
Jay Properties II, L.P.

These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amounts as approved by Gateway, should all the transactions close without modification, the estimated net proceeds to Gateway from the sales of these Project Partnerships are estimated to be $275,000, or $43.97 per limited partnership unit.  Sales proceeds would be available for distribution, less the applicable state tax withholding, to the Series 9 Limited Partners in a period subsequent to the closing of these sales transactions which would most likely occur within the next year.

Series 10

Stigler Properties, L.P.

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

Under the supervision and with the participation of the Managing General Partner’s management, including the Chief Executive Officer and Chief Financial Officer, Gateway has evaluated the effectiveness of its disclosure controls and procedures applicable to each of the Series as well as to the total partnership pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures applicable to each of the Series as well as to the total partnership are effective.  There were no changes in Gateway’s internal control over financial reporting during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, Gateway’s internal control over financial reporting.

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

GATEWAY TAX CREDIT FUND III, LTD.
(A Florida Limited Partnership)
By: Raymond James Tax Credit Funds, Inc.
(the Managing General Partner)

Date: August 10, 2012	By:/s/ Ronald M. Diner
Ronald M. Diner
President

Date: August 10, 2012	By:/s/ Toni S. Matthews
Toni S. Matthews
Vice President and Chief Financial Officer