Form 10-Q
period 2012-09-30
GATEWAY TAX CREDIT FUND III LTD
filed 2012-11-13
CIK 881716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

BALANCE SHEETS
(Unaudited)

	SERIES 7		SERIES 8		SERIES 9
	September 30,	March 31,	September 30,	March 31,	September 30,	March 31,
	2012	2012	2012	2012	2012	2012
ASSETS
Current Assets:
Cash and Cash Equivalents	$885,858	$831,096	$834,812	$134,550	$136,888	$140,755
Receivable - Other	1,895	-	64,921	-	334,265	-
Total Current Assets	887,753	831,096	899,733	134,550	471,153	140,755

Total Assets	$887,753	$831,096	$899,733	$134,550	$471,153	$140,755

LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
Payable to General Partners	$1,096,006	$1,056,272	$1,344,331	$1,267,906	$785,815	$737,636
Distribution Payable	779,956	683,512	794,477	87,450	127,428	111,748
Deferred Gain on Sale of Project Partnerships	895	-	62,606	-	326,436	-

Total Current Liabilities	1,876,857	1,739,784	2,201,414	1,355,356	1,239,679	849,384

Partners' Equity (Deficit):
Limited Partners - 10,395, 9,980, and 6,254
units for Series 7, 8, and 9, respectively,
at September 30, 2012 and March 31, 2012	(997,211)	(916,635)	(1,308,749)	(1,221,362)	(768,682)	(709,127)
General Partners	8,107	7,947	7,068	556	156	498

Total Partners' Deficit	(989,104)	(908,688)	(1,301,681)	(1,220,806)	(768,526)	(708,629)

Total Liabilities and Partners' Deficit	$887,753	$831,096	$899,733	$134,550	$471,153	$140,755

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

BALANCE SHEETS
(Unaudited)

	SERIES 10		SERIES 11		TOTAL SERIES 7 - 11
	September 30,	March 31,	September 30,	March 31,	September 30,	March 31,
	2012	2012	2012	2012	2012	2012
ASSETS
Current Assets:
Cash and Cash Equivalents	$143,646	$141,006	$365,989	$393,062	$2,367,193	$1,640,469
Receivable - Other	58,554	15,743	-	-	459,635	15,743
Total Current Assets	202,200	156,749	365,989	393,062	2,826,828	1,656,212

Investments in Project Partnerships, net	-	-	176,758	185,696	176,758	185,696

Total Assets	$202,200	$156,749	$542,747	$578,758	$3,003,586	$1,841,908

LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
Payable to General Partners	$293,055	$257,093	$140,204	$110,503	$3,659,411	$3,429,410
Distribution Payable	53,888	38,145	225,544	225,544	1,981,293	1,146,399
Deferred Gain on Sale of Project Partnerships	56,176	15,743	-	-	446,113	15,743

Total Current Liabilities	403,119	310,981	365,748	336,047	6,086,817	4,591,552

Partners' Equity (Deficit):
Limited Partners - 5,043 and 5,127 units
for Series 10 and 11, respectively, at
September 30, 2012 and March 31, 2012	(200,996)	(146,655)	176,659	241,714	(3,098,979)	(2,752,065)
General Partners	77	(7,577)	340	997	15,748	2,421

Total Partners' Equity (Deficit)	(200,919)	(154,232)	176,999	242,711	(3,083,231)	(2,749,644)

Total Liabilities and Partners' Deficit	$202,200	$156,749	$542,747	$578,758	$3,003,586	$1,841,908

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Unaudited)

	SERIES 7		SERIES 8		SERIES 9
	2012	2011	2012	2011	2012	2011
Revenues:
Distribution Income	$3,760	$-	$9,149	$868	$8,410	$6,893
Total Revenues	3,760	-	9,149	868	8,410	6,893

Expenses:
Asset Management Fee - General Partner	9,015	10,579	15,624	19,677	9,207	10,030
General and Administrative:
Other	64,577	23,621	53,697	24,477	47,252	16,324

Total Expenses	73,592	34,200	69,321	44,154	56,459	26,354

Loss Before Gain on Sale of Project Partnerships
and Interest Income	(69,832)	(34,200)	(60,172)	(43,286)	(48,049)	(19,461)
Gain on Sale of Project Partnerships	96,444	6,977	638,340	-	15,680	4,169
Interest Income	45	27	13	6	7	6

Net Income (Loss)	$26,657	$(27,196)	$578,181	$(43,280)	$(32,362)	$(15,286)

Allocation of Net Income (Loss):
Limited Partners	$26,392	$(26,924)	$572,149	$(43,276)	$(32,139)	$(15,326)
General Partners	265	(272)	6,032	(4)	(223)	40

	$26,657	$(27,196)	$578,181	$(43,280)	$(32,362)	$(15,286)

Net Income (Loss) Per Limited Partnership Unit	$2.54	$(2.59)	$57.33	$(4.34)	$(5.14)	$(2.45)

Number of Limited Partnership Units Outstanding	10,395	10,395	9,980	9,980	6,254	6,254

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Unaudited)

	SERIES 10		SERIES 11		TOTAL SERIES 7 - 11
	2012	2011	2012	2011	2012	2011
Revenues:
Distribution Income	$9,648	$2,569	$-	$2,182	$30,967	$12,512
Total Revenues	9,648	2,569	-	2,182	30,967	12,512

Expenses:
Asset Management Fee - General Partner	6,852	7,813	4,229	6,795	44,927	54,894
General and Administrative:
Other	44,627	12,412	46,230	12,369	256,383	89,203

Total Expenses	51,479	20,225	50,459	19,164	301,310	144,097

Loss Before Equity in Income (Loss) of Project
Partnerships and Other Income	(41,831)	(17,656)	(50,459)	(16,982)	(270,343)	(131,585)
Equity in Income (Loss) of Project Partnerships	-	(10,810)	6,093	(23,470)	6,093	(34,280)
Gain on Sale of Project Partnerships	-	26,145	-	99,770	750,464	137,061
Interest Income	8	4	19	11	92	54

Net (Loss) Income	$(41,823)	$(2,317)	$(44,347)	$59,329	$486,306	$(28,750)

Allocation of Net (Loss) Income:
Limited Partners	$(41,818)	$(28,176)	$(43,904)	$58,736	$480,680	$(54,966)
General Partners	(5)	25,859	(443)	593	5,626	26,216

	$(41,823)	$(2,317)	$(44,347)	$59,329	$486,306	$(28,750)

Net (Loss) Income Per Limited Partnership Unit	$(8.29)	$(5.59)	$(8.56)	$11.46

Number of Limited Partnership Units Outstanding	5,043	5,043	5,127	5,127

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Unaudited)

	SERIES 7		SERIES 8		SERIES 9
	2012	2011	2012	2011	2012	2011
Revenues:
Distribution Income	$7,674	$8,047	$12,114	$8,762	$9,617	$10,275
Total Revenues	7,674	8,047	12,114	8,762	9,617	10,275

Expenses:
Asset Management Fee - General Partner	18,029	23,490	33,747	39,806	18,414	21,344
General and Administrative:
Other	70,147	29,549	59,262	30,465	51,114	20,547

Total Expenses	88,176	53,039	93,009	70,271	69,528	41,891

Loss Before Gain on Sale of Project Partnerships
and Interest Income	(80,502)	(44,992)	(80,895)	(61,509)	(59,911)	(31,616)
Gain on Sale of Project Partnerships	96,444	120,876	707,028	19,875	15,680	56,718
Interest Income	86	48	20	12	14	10

Net Income (Loss)	$16,028	$75,932	$626,153	$(41,622)	$(44,217)	$25,112

Allocation of Net Income (Loss):
Limited Partners	$15,868	$75,172	$619,641	$(45,348)	$(43,875)	$18,222
General Partners	160	760	6,512	3,726	(342)	6,890

	$16,028	$75,932	$626,153	$(41,622)	$(44,217)	$25,112

Net Income (Loss) Per Limited Partnership Unit	$1.53	$7.23	$62.09	$(4.54)	$(7.02)	$2.91

Number of Limited Partnership Units Outstanding	10,395	10,395	9,980	9,980	6,254	6,254

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Unaudited)

	SERIES 10		SERIES 11		TOTAL SERIES 7 - 11
	2012	2011	2012	2011	2012	2011
Revenues:
Distribution Income	$14,518	$4,649	$800	$2,982	$44,723	$34,715
Total Revenues	14,518	4,649	800	2,982	44,723	34,715

Expenses:
Asset Management Fee - General Partner	13,705	15,626	8,458	13,590	92,353	113,856
General and Administrative:
Other	47,515	15,696	49,152	15,693	277,190	111,950

Total Expenses	61,220	31,322	57,610	29,283	369,543	225,806

Loss Before Equity in Loss of Project
Partnerships and Other Income	(46,702)	(26,673)	(56,810)	(26,301)	(324,820)	(191,091)
Equity in Loss of Project Partnerships	-	(17,368)	(8,941)	(47,868)	(8,941)	(65,236)
Gain on Sale of Project Partnerships	15,743	26,145	-	99,770	834,895	323,384
Interest Income	15	8	39	20	174	98

Net (Loss) Income	$(30,944)	$(17,888)	$(65,712)	$25,621	$501,308	$67,155

Allocation of Net (Loss) Income:
Limited Partners	$(38,598)	$(43,592)	$(65,055)	$25,365	$487,981	$29,819
General Partners	7,654	25,704	(657)	256	13,327	37,336

	$(30,944)	$(17,888)	$(65,712)	$25,621	$501,308	$67,155

Net (Loss) Income Per Limited Partnership Unit	$(7.65)	$(8.64)	$(12.69)	$4.95

Number of Limited Partnership Units Outstanding	5,043	5,043	5,127	5,127

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Unaudited)

	SERIES 7			SERIES 8
	Limited	General		Limited	General
	Partners	Partners	Total	Partners	Partners	Total

Balance at March 31, 2011	$(854,401)	$7,184	$(847,217)	$(1,125,775)	$(3,569)	$(1,129,344)

Net Income (Loss)	75,172	760	75,932	(45,348)	3,726	(41,622)

Distributions	(120,876)	-	(120,876)	(19,875)	-	(19,875)

Balance at September 30, 2011	$(900,105)	$7,944	$(892,161)	$(1,190,998)	$157	$(1,190,841)

Balance at March 31, 2012	$(916,635)	$7,947	$(908,688)	$(1,221,362)	$556	$(1,220,806)

Net Income (Loss)	15,868	160	16,028	619,641	6,512	626,153

Distributions	(96,444)	-	(96,444)	(707,028)	-	(707,028)

Balance at September 30, 2012	$(997,211)	$8,107	$(989,104)	$(1,308,749)	$7,068	$(1,301,681)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Unaudited)

	SERIES 9			SERIES 10
	Limited	General		Limited	General
	Partners	Partners	Total	Partners	Partners	Total

Balance at March 31, 2011	$(651,966)	$(6,390)	$(658,356)	$(23,468)	$(32,742)	$(56,210)

Net Income (Loss)	18,222	6,890	25,112	(43,592)	25,704	(17,888)

Distributions	(56,718)	-	(56,718)	(26,145)	-	(26,145)

Balance at September 30, 2011	$(690,462)	$500	$(689,962)	$(93,205)	$(7,038)	$(100,243)

Balance at March 31, 2012	$(709,127)	$498	$(708,629)	$(146,655)	$(7,577)	$(154,232)

Net (Loss) Income	(43,875)	(342)	(44,217)	(38,598)	7,654	(30,944)

Distributions	(15,680)	-	(15,680)	(15,743)	-	(15,743)

Balance at September 30, 2012	$(768,682)	$156	$(768,526)	$(200,996)	$77	$(200,919)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Unaudited)

	SERIES 11			TOTAL SERIES 7 - 11
	Limited	General		Limited	General
	Partners	Partners	Total	Partners	Partners	Total

Balance at March 31, 2011	$330,500	$831	$331,331	$(2,325,110)	$(34,686)	$(2,359,796)

Net Income	25,365	256	25,621	29,819	37,336	67,155

Distributions	(99,770)	-	(99,770)	(323,384)	-	(323,384)

Balance at September 30, 2011	$256,095	$1,087	$257,182	$(2,618,675)	$2,650	$(2,616,025)

Balance at March 31, 2012	$241,714	$997	$242,711	$(2,752,065)	$2,421	$(2,749,644)

Net (Loss) Income	(65,055)	(657)	(65,712)	487,981	13,327	501,308

Distributions	-	-	-	(834,895)	-	(834,895)

Balance at September 30, 2012	$176,659	$340	$176,999	$(3,098,979)	$15,748	$(3,083,231)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Unaudited)

	SERIES 7		SERIES 8
	2012	2011	2012	2011
Cash Flows from Operating Activities:
Net Income (Loss)	$16,028	$75,932	$626,153	$(41,622)
Adjustments to Reconcile Net Income (Loss)
to Net Cash Used in Operating Activities:
Gain on Sale of Project Partnerships	(96,444)	(120,876)	(707,028)	(19,875)
Distribution Income	(7,674)	(8,047)	(12,114)	(8,762)
Changes in Operating Assets and Liabilities:
Increase (Decrease) in Payable to General Partners	38,734	20,414	74,109	(64,511)
Net Cash Used in Operating Activities	(49,356)	(32,577)	(18,880)	(134,770)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	7,674	8,047	12,114	8,762
Net Proceeds from Sale of Project Partnerships	96,444	120,876	707,028	19,875
Net Cash Provided by Investing Activities	104,118	128,923	719,142	28,637

Increase (Decrease) in Cash and Cash Equivalents	54,762	96,346	700,262	(106,133)
Cash and Cash Equivalents at Beginning of Year	831,096	770,297	134,550	231,397

Cash and Cash Equivalents at End of Period	$885,858	$866,643	$834,812	$125,264

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$96,444	$120,876	$707,028	$19,875
Distribution to Limited Partners	(96,444)	(120,876)	(707,028)	(19,875)
Increase in Receivable - Other	1,895	-	64,921	-
Increase in Deferred Gain on Sale of Project Partnerships	(895)	-	(62,606)	-
Decrease in Payable to General Partners	(1,000)	-	(2,315)	-
	$-	$-	$-	$-

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Unaudited)

	SERIES 9		SERIES 10
	2012	2011	2012	2011
Cash Flows from Operating Activities:
Net (Loss) Income	$(44,217)	$25,112	$(30,944)	$(17,888)
Adjustments to Reconcile Net (Loss) Income
to Net Cash Used in Operating Activities:
Equity in Loss of Project Partnerships	-	-	-	17,368
Gain on Sale of Project Partnerships	(15,680)	(56,718)	(15,743)	(26,145)
Distribution Income	(9,617)	(10,275)	(14,518)	(4,649)
Changes in Operating Assets and Liabilities:
Increase (Decrease) in Payable to General Partners	40,350	8,534	33,584	(9,235)
Net Cash Used in Operating Activities	(29,164)	(33,347)	(27,621)	(40,549)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	9,617	10,275	14,518	10,098
Net Proceeds from Sale of Project Partnerships	15,680	56,718	15,743	26,145
Net Cash Provided by Investing Activities	25,297	66,993	30,261	36,243

(Decrease) Increase in Cash and Cash Equivalents	(3,867)	33,646	2,640	(4,306)
Cash and Cash Equivalents at Beginning of Year	140,755	142,196	141,006	153,660

Cash and Cash Equivalents at End of Period	$136,888	$175,842	$143,646	$149,354

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$15,680	$56,718	$15,743	$26,145
Distribution to Limited Partners	(15,680)	(56,718)	(15,743)	(26,145)
Increase in Receivable - Other	334,265	-	58,554	-
Increase in Deferred Gain on Sale of Project Partnerships	(326,436)	-	(56,176)	-
Decrease in Payable to General Partners	(7,829)	-	(2,378)	-
	$-	$-	$-	$-

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Unaudited)

	SERIES 11		TOTAL SERIES 7 - 11
	2012	2011	2012	2011
Cash Flows from Operating Activities:
Net (Loss) Income	$(65,712)	$25,621	$501,308	$67,155
Adjustments to Reconcile Net (Loss) Income
to Net Cash Used in Operating Activities:
Equity in Loss of Project Partnerships	8,941	47,868	8,941	65,236
Gain on Sale of Project Partnerships	-	(99,770)	(834,895)	(323,384)
Distribution Income	(800)	(2,982)	(44,723)	(34,715)
Changes in Operating Assets and Liabilities:
Increase (Decrease) in Payable to General Partners	29,701	11,581	216,478	(33,217)
Net Cash Used in Operating Activities	(27,870)	(17,682)	(152,891)	(258,925)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	797	2,982	44,720	40,164
Net Proceeds from Sale of Project Partnerships	-	99,770	834,895	323,384
Net Cash Provided by Investing Activities	797	102,752	879,615	363,548

(Decrease) Increase in Cash and Cash Equivalents	(27,073)	85,070	726,724	104,623
Cash and Cash Equivalents at Beginning of Year	393,062	356,285	1,640,469	1,653,835

Cash and Cash Equivalents at End of Period	$365,989	$441,355	$2,367,193	$1,758,458

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$-	$99,770	$834,895	$323,384
Distribution to Limited Partners	-	(99,770)	(834,895)	(323,384)
Increase in Receivable - Other	-	-	459,635	-
Increase in Deferred Gain on Sale of Project Partnerships	-	-	(446,113)	-
Decrease in Payable to General Partners	-	-	(13,522)	-
	$-	$-	$-	$-

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND III LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(Unaudited)

NOTE 1 - ORGANIZATION:

Gateway Tax Credit Fund III Ltd. (“Gateway”), a Florida Limited Partnership, was formed October 17, 1991 under the laws of Florida.  Gateway offered its limited partnership interests in Series (“Series”).  The first Series for Gateway is Series 7.  Operations commenced on July 16, 1992 for Series 7, January 4, 1993 for Series 8, September 30, 1993 for Series 9, January 21, 1994 for Series 10 and April 29, 1994 for Series 11.  Each Series invests, as a limited partner, in other limited partnerships (“Project Partnerships”), each of which owns and operates apartment complexes eligible for Low-Income Housing Tax Credits (“Tax Credits”), provided for in Section 42 of the Internal Revenue Code of 1986.  Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the limited partnership agreement (the “Agreement”).  As of September 30, 2012, Gateway had received capital contributions of $1,000 from the General Partners and $36,799,000 from the investor Limited Partners.

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

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected remaining low-income housing tax credits and other tax benefits is less than the carrying amount of the investment, Gateway recognizes an impairment loss.  Gateway is continuing to execute its process of disposition of its interest in Project Partnerships that have reached the end of their Tax Credit compliance period, refer to Note 5 - Summary of Disposition Activities for the most recent update of those on-going activities.  No impairment expense was recognized during each of the six month periods ended September 30, 2012 or 2011.

Gateway, as a limited partner in the Project Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance and continued eligibility of Tax Credits.  If the cost of operating a property exceeds the rental income earned thereon, Gateway may deem it in its best interest to voluntarily provide funds in order to protect its investment.  However, Gateway does not guarantee any of the mortgages or other debt of the Project Partnerships.  No such funding to Project Partnerships occurred during each of the six month periods ended September 30, 2012 or 2011.

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

Gateway holds variable interests in 56 VIEs, which consist of Project Partnerships (Refer to Note 1 - Organization for information about Gateway’s involvement in the Project Partnerships).  Gateway is not the primary beneficiary of the VIEs.  Since its inception, Gateway’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to Gateway’s capital contributions to those VIEs, which is approximately $13,645,817 at September 30, 2012.  Over the course of the investment and Tax Credit Cycle, this maximum exposure to loss was offset by actual losses experienced by the Project Partnerships recorded by Gateway in its equity accounting.  Accordingly, at the current stage of the investment and Tax Credit Cycle, the carrying value of Gateway’s interest in the VIEs has been reduced to $176,758.  Tabular disclosures within Note 4 - Investments in Project Partnerships detail total capital contributions to VIEs, the carrying amount of assets and liabilities related to Gateway’s VIEs and the aggregate assets, liabilities and Gateway’s exposure to loss from those VIEs.  Gateway may be subject to additional losses to the extent of any financial support that Gateway voluntarily provides to those Project Partnerships in the future.  Gateway does not currently intend to provide future financial support to the Project Partnerships.

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

Value Partners, Inc., an affiliate of Gateway, acquired the general partner interest in Logan Heights, one of the Project Partnerships in Series 8, in 2003 and sold its interest to an unaffiliated third party in April 2012.

For the six months ended September 30, 2012 and 2011, the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

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

	2012	2011
Series 7	$18,029	$23,490
Series 8	33,747	39,806
Series 9	18,414	21,344
Series 10	13,705	15,626
Series 11	8,458	13,590
Total	$92,353	$113,856

General and Administrative Expenses - The Managing General Partner is entitled to reimbursement for general and administrative expenses of Gateway on an accountable basis.  During fiscal year 2011, the General Partner ceased further allocations of general and administrative expenses to Gateway, and there is no such expense included in the Statement of Operations for the six months ended September 30, 2012 and 2011.

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS:

As of September 30, 2012, Gateway had acquired a 99% interest in the profits, losses, and Tax Credits as a limited partner in Project Partnerships (Series 7 - 15, Series 8 - 13, and Series 9 - 10) which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Project Partnership agreement. Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

	SERIES 7		SERIES 8		SERIES 9
	September 30,	March 31,	September 30,	March 31,	September 30,	March 31,
	2012	2012	2012	2012	2012	2012
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$2,708,840	$3,308,861	$2,559,530	$6,293,277	$2,361,841	$3,824,212

Cumulative equity in losses of Project
Partnerships (1)	(2,531,066)	(3,186,081)	(2,448,545)	(6,271,505)	(2,086,026)	(3,489,505)

Cumulative distributions received from
Project Partnerships	(132,155)	(132,157)	(74,955)	(144,158)	(76,382)	(124,614)

Investment in Project Partnerships before
Adjustment	45,619	(9,377)	36,030	(122,386)	199,433	210,093

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	279,636	347,475	179,945	476,293	71,462	174,172
Accumulated amortization of acquisition
fees and expenses	(148,355)	(161,198)	(63,901)	(139,623)	(45,818)	(76,333)

Reserve for Impairment of Investment in
Project Partnerships	(176,900)	(176,900)	(152,074)	(214,284)	(225,077)	(307,932)

Investments in Project Partnerships	$-	$-	$-	$-	$-	$-

(1) In accordance with Gateway's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $2,765,754 in Series 7, $3,130,782 in Series 8, and $1,411,240 in Series 9 for the period ended September 30, 2012; and cumulative suspended losses of $3,992,509 in Series 7, $9,039,390 in Series 8, and $3,344,387 in Series 9 for the year ended March 31, 2012 are not included.

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

As of September 30, 2012, Gateway had acquired a 99% interest in the profits, losses, and Tax Credits as a limited partner in Project Partnerships (Series 10 - 10 and Series 11 - 8) which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Project Partnership agreement. Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

	SERIES 10		SERIES 11		TOTAL SERIES 7 - 11
	September 30,	March 31,	September 30,	March 31,	September 30,	March 31,
	2012	2012	2012	2012	2012	2012
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$3,121,124	$3,453,240	$2,894,482	$2,894,482	$13,645,817	$19,774,072

Cumulative equity in losses of Project
Partnerships (1)	(1,840,477)	(2,156,421)	(1,149,074)	(1,140,133)	(10,055,188)	(16,243,645)

Cumulative distributions received from
Project Partnerships	(220,240)	(231,425)	(176,563)	(176,566)	(680,295)	(808,920)

Investment in Project Partnerships before
Adjustment	1,060,407	1,065,394	1,568,845	1,577,783	2,910,334	2,721,507

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	152,341	163,745	201,455	201,455	884,839	1,363,140
Accumulated amortization of acquisition
fees and expenses	(137,021)	(143,213)	(170,316)	(170,316)	(565,411)	(690,683)

Reserve for Impairment of Investment in
Project Partnerships	(1,075,727)	(1,085,926)	(1,423,226)	(1,423,226)	(3,053,004)	(3,208,268)

Investments in Project Partnerships	$-	$-	$176,758	$185,696	$176,758	$185,696

(1) In accordance with Gateway's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $753,401 in Series 10 and $970,235 in Series 11 for the period ended September 30, 2012; and cumulative suspended losses of $889,567 in Series 10 and $942,927 in Series 11 for the year ended March 31, 2012 are not included.

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 7 and Series 8 as of June 30 and the respective summarized statements of operations for the six months ended June 30 of each year:

	SERIES 7		SERIES 8
	2012	2011	2012	2011
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$1,965,963	$2,415,356	$3,019,933	$4,343,699
Investment properties, net	7,257,436	9,823,472	12,247,582	19,465,307
Other assets	19,061	16,048	145,501	76,700
Total assets	$9,242,460	$12,254,876	$15,413,016	$23,885,706

Liabilities and Partners' Deficit:
Current liabilities	$468,818	$551,955	$1,043,392	$1,379,362
Long-term debt	12,272,801	15,836,566	21,324,130	32,313,356
Total liabilities	12,741,619	16,388,521	22,367,522	33,692,718

Partners' deficit
Limited Partner	(3,311,249)	(3,903,852)	(6,304,951)	(8,971,585)
General Partners	(187,910)	(229,793)	(649,555)	(835,427)
Total partners' deficit	(3,499,159)	(4,133,645)	(6,954,506)	(9,807,012)

Total liabilities and partners' deficit	$9,242,460	$12,254,876	$15,413,016	$23,885,706

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$1,022,976	$1,338,771	$1,818,055	$2,675,570
Expenses:
Operating expenses	800,476	1,096,962	1,354,113	2,067,294
Interest expense	115,156	149,049	220,188	333,533
Depreciation and amortization	237,227	311,964	442,632	693,364

Total expenses	1,152,859	1,557,975	2,016,933	3,094,191

Net loss	$(129,883)	$(219,204)	$(198,878)	$(418,621)

Other partners' share of net (loss) income	$(1,460)	$11,902	$(135,137)	$3,447

Gateway's share of net loss	$(128,423)	$(231,106)	$(63,741)	$(422,068)
Suspended losses	128,423	231,106	63,741	422,068

Equity in Loss of Project Partnerships	$-	$-	$-	$-

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 9 and Series 10 as of June 30 and the respective summarized statements of operations for the six months ended June 30 of each year:

	SERIES 9		SERIES 10
	2012	2011	2012	2011
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$1,672,231	$1,739,878	$1,831,154	$2,125,935
Investment properties, net	8,843,011	9,682,944	8,283,920	9,788,879
Other assets	62,396	47,302	87,246	69,090
Total assets	$10,577,638	$11,470,124	$10,202,320	$11,983,904

Liabilities and Partners' Deficit:
Current liabilities	$366,716	$371,036	$449,895	$473,583
Long-term debt	13,861,493	14,513,118	10,124,287	11,850,415
Total liabilities	14,228,209	14,884,154	10,574,182	12,323,998

Partners' (deficit) equity
Limited Partner	(3,270,759)	(3,040,658)	143,616	188,942
General Partners	(379,812)	(373,372)	(515,478)	(529,036)
Total partners' deficit	(3,650,571)	(3,414,030)	(371,862)	(340,094)

Total liabilities and partners' deficit	$10,577,638	$11,470,124	$10,202,320	$11,983,904

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$1,141,574	$1,165,716	$838,914	$959,747
Expenses:
Operating expenses	883,742	870,767	615,208	726,167
Interest expense	129,255	137,228	76,281	94,577
Depreciation and amortization	287,185	302,650	195,321	219,811

Total expenses	1,300,182	1,310,645	886,810	1,040,555

Net loss	$(158,608)	$(144,929)	$(47,896)	$(80,808)

Other partners' share of net (loss) income	$(81,827)	$(1,450)	$7,209	$16,439

Gateway's share of net loss	$(76,781)	$(143,479)	$(55,105)	$(97,247)
Suspended losses	76,781	143,479	55,105	79,879

Equity in Loss of Project Partnerships	$-	$-	$-	$(17,368)

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 11 and Total Series 7 - 11 as of June 30 and the respective summarized statements of operations for the six months ended June 30 of each year:

	SERIES 11		TOTAL SERIES 7 - 11
	2012	2011	2012	2011
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$757,125	$1,014,176	$9,246,406	$11,639,044
Investment properties, net	4,946,111	7,194,418	41,578,060	55,955,020
Other assets	220,003	222,423	534,207	431,563
Total assets	$5,923,239	$8,431,017	$51,358,673	$68,025,627

Liabilities and Partners' Deficit:
Current liabilities	$302,552	$394,609	$2,631,373	$3,170,545
Long-term debt	5,315,240	8,559,153	62,897,951	83,072,608
Total liabilities	5,617,792	8,953,762	65,529,324	86,243,153

Partners' equity (deficit)
Limited Partner	625,354	(64,825)	(12,117,989)	(15,791,978)
General Partners	(319,907)	(457,920)	(2,052,662)	(2,425,548)
Total partners' equity (deficit)	305,447	(522,745)	(14,170,651)	(18,217,526)

Total liabilities and partners' deficit	$5,923,239	$8,431,017	$51,358,673	$68,025,627

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$619,679	$829,816	$5,441,198	$6,969,620
Expenses:
Operating expenses	437,934	633,750	4,091,473	5,394,941
Interest expense	54,959	86,814	595,839	801,201
Depreciation and amortization	163,401	246,310	1,325,766	1,774,100

Total expenses	656,294	966,874	6,013,078	7,970,242

Net loss	$(36,615)	$(137,058)	$(571,880)	$(1,000,622)

Other partners' share of net loss	$(366)	$(38,865)	$(211,581)	$(8,529)

Gateway's share of net loss	$(36,249)	$(98,193)	$(360,299)	$(992,093)
Suspended losses	27,308	50,325	351,358	926,857

Equity in Loss of Project Partnerships	$(8,941)	$(47,868)	$(8,941)	$(65,236)

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

The aggregate assets, liabilities and exposure to loss from the VIEs in which Gateway holds a variable interest, but has concluded that it is not the primary beneficiary, are provided in the table below (refer to Note 2 for discussion of variable interest entities).

	June 30, 2012	September 30, 2012		June 30, 2011		September 30, 2011
	Aggregate Assets	Aggregate Liabilities	Our Risk Of Loss	Aggregate Assets	Aggregate Liabilities	Our Risk Of Loss
Series 7	$ 9,242,460	$ 12,741,619	$ -	$ 12,254,876	$ 16,388,521	$ -
Series 8	15,413,016	22,367,522	-	23,885,706	33,692,718	-
Series 9	10,577,638	14,228,209	-	11,470,124	14,884,154	-
Series 10	10,202,320	10,574,182	-	11,983,904	12,323,998	41,880
Series 11	5,923,239	5,617,792	176,758	8,431,017	8,953,762	197,996
Total	$ 51,358,673	$ 65,529,324	$ 176,758	$ 68,025,627	$ 86,243,153	$ 239,876

NOTE 5 - SUMMARY OF DISPOSITION ACTIVITIES:

Gateway at one time held investments in 133 Project Partnerships (39 in Series 7, 43 in Series 8, 24 in Series 9, 15 in Series 10, and 12 in Series 11).  As of September 30, 2012, Gateway has sold its interest in 77 Project Partnerships (24 in Series 7, 30 in Series 8, 14 in Series 9, 5 in Series 10 and 4 in Series 11).  A summary of the sale transactions for the Project Partnerships disposed during the current fiscal year-to-date and the previous fiscal year are summarized below.

Fiscal Year 2013 Disposition Activity:

Series 7

Transaction			Net Proceeds	Gain on	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal	on Disposal
August 2012	Brookshollow Apartments L.P.	$719	$0.07	$719	$-
August 2012	Brookstone Apartments L.P.	95,725	9.21	95,725	-
September 2012	Washington Apartments L.P.	895	0.09	-	895
				$96,444	$895

The net proceeds per LP unit from the sales of Brookshollow Apartments L.P. and Brookstone Apartments L.P. are a component of the Distribution Payable on the Balance Sheet as of September 30, 2012.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 7 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

In accordance with GAAP, although the sale of Washington Apartments L.P. was consummated on or prior to September 30, 2012, the gain on the sale is being deferred on the Balance Sheet and not recognized on the Statement of Operations until the period that the sale proceeds are received.  Gateway recorded a receivable for the proceeds from this sale totaling $895 which is included in Receivable - Other on the Balance Sheet.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 7 Assignees in a subsequent period at such time that state withholding tax liabilities have been settled.  The deferred gain of $895 will be recognized on the Statement of Operations during the period in which the proceeds are received.

NOTE 5 - SUMMARY OF DISPOSITION ACTIVITIES (Continued):

Series 8

Transaction			Net Proceeds	Gain on	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal	on Disposal
April 2012	Lovingston Ridge L.P.	$68,688	$6.88	$68,688	$-
June 2012	Deerpoint Limited	5,029	0.50	5,029	-
June 2012	Fox Ridge II Limited	29,845	2.99	29,845	-
July 2012	Aurora Seniors L.P.	20,416	2.05	20,416	-
July 2012	Baxter Springs Seniors L.P.	11,421	1.15	11,421	-
July 2012	Galena Seniors L.P.	17,024	1.71	17,024	-
July 2012	Purdy Apartments L.P.	12,734	1.28	12,734	-
August 2012	Brooks Lane Apartments L.P.	22,592	2.26	22,592	-
August 2012	Brooks Run Apartments L.P.	719	0.07	719	-
August 2012	Brooksfield Apartments L.P.	10,284	1.03	10,284	-
August 2012	Brookspoint Apartments L.P.	19,274	1.93	19,274	-
September 2012	Antlers Properties L.P.	26,574	2.66	26,574	-
September 2012	Antlers Properties II L.P.	65,006	6.51	65,006	-
September 2012	Concordia Senior Housing L.P.	65,006	6.51	65,006	-
September 2012	Holdenville Properties L.P.	65,006	6.51	65,006	-
September 2012	Kirksville Senior Apartments L.P.	65,006	6.51	65,006	-
September 2012	Lakeshore II Limited	28,642	2.87	-	28,642
September 2012	Meadow View Apartments L.P	3,140	0.32	-	3,141
September 2012	Meadowview Apartments Limited	78,836	7.90	78,836	-
September 2012	Mountainburg Properties L.P.	65,006	6.51	65,006	-
September 2012	Sheridan Apartments L.P	5,336	0.54	-	5,336
September 2012	Timber Ridge Apartments Limited	19,043	1.91	-	19,043
September 2012	Wetumka Properties L.P.	65,006	6.51	58,562	6,444
				$707,028	$62,606

The net proceeds per LP unit from the sales of Lovingston Ridge L.P., Deerpoint Limited, Fox Ridge II Limited, Aurora Seniors L.P., Baxter Springs Seniors L.P., Galena Seniors L.P., Purdy Apartments L.P., Brooks Lane Apartments L.P., Brooks Run Apartments L.P., Brooksfield Apartments L.P., Brookspoint L.P., Antlers Properties L.P., Antlers Properties II L.P., Concordia Senior Housing L.P., Holdenville Properties L.P., Kirksville Senior Apartments L.P., Meadowview Apartments Limited, Mountainburg Properties L.P and a portion of Wetumka Properties L.P. are a component of the Distribution Payable on the Balance Sheet as of September 30, 2012.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 8 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

In accordance with GAAP, although the sales of Lakeshore II Limited, Meadow View Apartments L.P., Sheridan Apartments L.P., Timber Ridge Apartments Limited and a portion of Wetumka Properties L.P. were consummated on or prior to September 30, 2012, the gain on the sale is being deferred on the Balance Sheet and not recognized on the Statement of Operations until the period that the sale proceeds are received.  Gateway recorded a receivable for the proceeds from this sale totaling $62,606 which is included in Receivable - Other on the Balance Sheet.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 8 Assignees in a subsequent period at such time that state withholding tax liabilities have been settled.  The deferred gain of $62,606 will be recognized on the Statement of Operations during the period in which the proceeds are received.

NOTE 5 - SUMMARY OF DISPOSITION ACTIVITIES (Continued):

Series 9

Transaction			Net Proceeds	Gain on	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal	on Disposal
July 2012	Marionville Seniors L.P.	$15,680	$2.51	$15,680	$-
September 2012	Abernathy Properties L.P.	65,006	10.40	-	65,006
September 2012	Boxwood Place Properties L.P.	65,006	10.40	-	65,006
September 2012	Centreville Housing Limited	19,042	3.05	-	19,042
September 2012	Cornell Apartments II L.P.	11,853	1.90	-	11,853
September 2012	Elm Creek L.P.	6,875	1.10	-	6,875
September 2012	Jay Properties II L.P.	65,006	10.40	-	65,006
September 2012	Lamar Properties II L.P.	65,006	10.40	-	65,006
September 2012	Skyview Apartments L.P.	28,642	4.58	-	28,642
				$15,680	$326,436

The net proceeds per LP unit from the sale of Marionville Seniors L.P. is a component of the Distribution Payable on the Balance Sheet as of September 30, 2012.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 9 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

In accordance with GAAP, although the sales of Abernathy Properties L.P, Boxwood Place Properties L.P., Centreville Housing Limited, Cornell Apartments II L.P., Elm Creek L.P., Jay Properties II L.P., Lamar Properties II L.P. and Skyview Apartments L.P. were consummated on or prior to September 30, 2012, the gain on the sale is being deferred on the Balance Sheet and not recognized on the Statement of Operations until the period that the sale proceeds are received.  Gateway recorded a receivable for the proceeds from this sale totaling $326,436 which is included in Receivable - Other on the Balance Sheet.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 9 Assignees in a subsequent period at such time that state withholding tax liabilities have been settled.  The deferred gain of $326,436 will be recognized on the Statement of Operations during the period in which the proceeds are received.

Series 10

Transaction			Net Proceeds	Gain on	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal	on Disposal
	Gain deferred at March 31, 2012	$-	$-	$15,743	$-
September 2012	Stigler Properties L.P.	53,942	10.70	-	53,942
September 2012	Tecumseh Place L.P	2,234	0.44	-	2,234
				$15,743	$56,176

The Gain on Disposal from the sale of Courtyard Apartments Phase II was deferred as of March 31, 2012 and is a component of Gain on Sale of Project Partnerships for the three months ended September 30, 2012.  The net proceeds per LP unit from this sale is a component of the Distribution Payable on the Balance Sheet as of September 30, 2012.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 10 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

In accordance with GAAP, although the sales of Stigler Properties L.P. and Tecumseh Place L.P. were consummated on or prior to September 30, 2012, the gain on the sale is being deferred on the Balance Sheet and not recognized on the Statement of Operations until the period that the sale proceeds are received.  Gateway recorded a receivable for the proceeds from this sale totaling $56,176 which is included in Receivable - Other on the Balance Sheet. These net proceeds, less the applicable state tax withholding, will be distributed to the Series 10 Assignees in a subsequent period at such time that state withholding tax liabilities have been settled.  The deferred gain of $56,176 will be recognized on the Statement of Operations during the period in which the proceeds are received.

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
				$56,718

The net proceeds per LP unit from the sale of Arbor Trace Apartments Phase I, Arbor Trace Apartments Phase II and Sycamore Landing are a component of the Distribution Payable on the Balance Sheet as of March 31, 2012.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 9 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

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
				$99,770

The net proceeds per LP unit from the sale of Parsons Village, Mountain Oak Apartments and Warsaw Manor Apartments are a component of the Distribution Payable on the Balance Sheet as of March 31, 2012.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 11 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

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

NOTE 6 - SIGNIFICANT EQUITY INVESTEES:

Certain Project Partnerships constitute 20% or more of assets, equity or income (loss) from continuing operations of the respective Series in which they are held (“Significant Project Partnerships”).  In accordance with Gateway’s policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized results of operations as of June 30, 2012 for each Significant Project Partnership:

Series 11
Magnolia Place Apartments, L.P.
Rental and other income	$77,323
Gross profit	1,585
Net loss	$(19,524)

NOTE 7 - SUBSEQUENT EVENTS:

Series 8

Subsequent to the September 30, 2012 quarter-end, Gateway sold its partnership interest in AAA Properties of Bentonville L.P.  Gateway received approximately $136,656 in net proceeds (approximately $13.69 per beneficial assignee certificate) which also approximates the gain on sale of the Project Partnership.  The gain will be recognized in the third quarter of fiscal year 2013 and available proceeds from this sale transaction, less the applicable state tax withholding, will be distributed to the Series 8 Assignees in a subsequent period at such time that state withholding tax liabilities have been settled.

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

The Managing General Partner monitors developments in the area of legal and regulatory compliance.  For example, the Sarbanes-Oxley Act of 2002 (the “Act”) mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas, and all applicable provisions of the Act have been implemented by Gateway.

Gateway - All Series - The following discusses the overall results of operations, liquidity and capital resources for Gateway as a whole. A summary of the activity within each specific Series of Gateway then follows.

Results of Operations

As more fully detailed in the Exit Strategy discussion included within this MD&A, all of the Project Partnerships have delivered their Tax Credits to Gateway and the Tax Credit compliance period has expired for all 133 of the Project Partnerships initially held.  Gateway is in the process of selling or disposing of its interests in Project Partnerships.  Net proceeds received from the sales are in turn distributed to the Limited Partners.  Once all Project Partnership interests have been sold or otherwise disposed of, Gateway will be liquidated.  The target date for liquidation of Gateway is on or before December 31, 2012, although there is no certainty, and it may not even be considered likely at this time, that all the activities necessary to occur as of such date will have transpired.

Distribution income arises from any cash distributions received from Project Partnerships which have a zero investment balance for financial reporting purposes.  Distribution income increased $10,008 from $34,715 for the six months ended September 30, 2011 to $44,723 for the six months ended September 30, 2012 primarily due to an increase in the number of properties that have reached a zero investment balance.

Total expenses of Gateway were $369,543 for the six months ended September 30, 2012, an increase of $143,737 as compared to the six months ended September 30, 2011 total expenses of $225,806.  The increase results primarily from increased state capital gains tax expense related to dispositions of Project Partnerships.

Equity in Loss of Project Partnerships decreased from $65,236 for the six months ended September 30, 2011 to $8,941 for the six months ended September 30, 2012 because of a decrease in the losses from Project Partnerships with a positive investment balance.  Because Gateway utilizes the equity method of accounting to account for its investment in Project Partnerships, income or losses from Project Partnerships with a zero investment balance are not recognized in the Statement of Operations.  For the six months ended June 30, 2012 (Project Partnership financial information is on a three-month lag), Gateway’s share of the net loss was $360,299, of which $351,358 was suspended.  For the six months ended June 30, 2011, Gateway’s share of the net loss was $992,093, of which $926,857 was suspended.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Gain on Sale of Project Partnerships increased from $323,384 for the six months ended September 30, 2011 to $834,895 for the six months ended September 30, 2012.  As more fully discussed within this MD&A, thirty-six Project Partnership investments were sold during the second quarter of fiscal year 2013 as compared to the second quarter of fiscal year 2012 when six Project Partnership investments were sold.  The amount of the gain or loss from the sale of a Project Partnership and the period in which it is recognized on the Statement of Operations is dependent upon the specifics related to each sale or disposition transaction.  Refer to the discussion of each Project Partnership sold in the Exit Strategy section within this MD&A.

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

In total, Gateway reported net income of $501,308 from operations for the six months ended September 30, 2012.  Cash and Cash Equivalents increased by $726,724 during the six months ended September 30, 2012.  Of the Cash and Cash Equivalents on hand as of September 30, 2012 and March 31, 2012, $1,981,293 and $1,146,399, respectively, are payable to certain Series’ Limited Partners arising from the sale of Project Partnerships.  Distributions will occur to those certain Limited Partners in a subsequent period, less the applicable state tax withholding.

The financial performance of each respective Series is summarized as follows:

Series 7 - Gateway closed this series on October 16, 1992 after receiving $10,395,000 from 635 Limited Partner investors.  Equity in Loss of Project Partnerships has been $0 for each of the six month periods ended September 30, 2012 and 2011.  For the six months ended June 30, 2012 and 2011, the Project Partnerships generated a loss of $129,883 and $219,204 on Rental and other income of $1,022,976 and $1,338,771, respectively.  Gateway’s share of the Project Partnerships’ net loss for the six months ended June 30, 2012 and 2011 was $128,423 and $231,106, all of which were suspended.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  These Project Partnerships reported depreciation and amortization of $237,227 and $311,964 for the six months ended June 30, 2012 and 2011, respectively.  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At September 30, 2012, the Series had $885,858 of Cash and Cash Equivalents.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had net income of $16,028 for the six months ended September 30, 2012.  However, after considering the changes in operating assets and liabilities, net cash used in operating activities was $49,356.  Cash provided by investing activities totaled $104,118 consisting of $7,674 in cash distributions from the Project Partnerships and $96,444 in net proceeds from the Sale of Project Partnerships (refer to the Exit Strategy section within this MD&A for more detailed discussion of these sales of Project Partnerships).

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Series 8 - Gateway closed this Series on June 28, 1993 after receiving $9,980,000 from 664 Limited Partner investors.  Equity in Loss of Project Partnerships has been $0 for each of the six month periods ended September 30, 2012 and 2011.  For the six months ended June 30, 2012 and 2011, the Project Partnerships generated a loss of $198,878 and $418,621 on Rental and other income of $1,818,055 and $2,675,570, respectively.  Gateway’s share of the Project Partnerships’ net loss for the six months ended June 30, 2012 and 2011 was $63,741 and $422,068, all of which were suspended.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  These Project Partnerships reported depreciation and amortization of $442,632 and $693,364 for the six months ended June 30, 2012 and 2011, respectively.  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At September 30, 2012, the Series had $834,812 of Cash and Cash Equivalents.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had net income of $626,153 for the six months ended September 30, 2012.  However, after considering the changes in operating assets and liabilities, net cash used in operating activities was $18,880.  Cash provided by investing activities totaled $719,142 consisting of $12,114 in cash distributions from the Project Partnerships and $707,028 in net proceeds from the Sale of Project Partnerships (refer to the Exit Strategy section within this MD&A for more detailed discussion of these sales of Project Partnerships).

Series 9 - Gateway closed this Series on September 30, 1993 after receiving $6,254,000 from 406 Limited Partner investors.  Equity in Loss of Project Partnerships has been $0 for each of the six month periods ended September 30, 2012 and 2011.  For the six months ended June 30, 2012 and 2011, the Project Partnerships generated a loss of $158,608 and $144,929 on Rental and other income of $1,141,574 and $1,165,716, respectively.  Gateway’s share of the Project Partnerships’ net loss for six months ended June 30, 2012 and 2011 was $76,781 and $143,479, all of which were suspended.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  These Project Partnerships reported depreciation and amortization of $287,185 and $302,650 for the six months ended June 30, 2012 and 2011, respectively.  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At September 30, 2012, the Series had $136,888 of Cash and Cash Equivalents.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $44,217 for the six months ended September 30, 2012.  However, after considering the changes in operating assets and liabilities, net cash used in operating activities was $29,164.  Cash provided by investing activities totaled $25,297 consisting of $9,617 in cash distributions from the Project Partnerships and $15,680 in net proceeds from the Sale of Project Partnerships (refer to the Exit Strategy section within this MD&A for more detailed discussion of these sales of Project Partnerships).

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Series 10 - Gateway closed this Series on January 21, 1994 after receiving $5,043,000 from 325 Limited Partner investors.  Equity in Loss of Project Partnerships decreased from $17,368 for the six months ended September 30, 2011 to $0 for the six months ended September 30, 2012.  For the six months ended June 30, 2012 and 2011, the Project Partnerships generated a loss of $47,896 and $80,808 on Rental and other income of $838,914 and $959,747, respectively.  Gateway’s share of the Project Partnerships’ net loss for the six months ended June 30, 2012 and 2011 was $55,105 and $97,247, of which $55,105 and $79,879 were suspended, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  These Project Partnerships reported depreciation and amortization of $195,321 and $219,811 for the six months ended June 30, 2012 and 2011, respectively.  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At September 30, 2012, the Series had $143,646 of Cash and Cash Equivalents.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $30,944 for the six months ended September 30, 2012.  However, after considering the changes in operating assets and liabilities, net cash used in operating activities was $27,621.  Cash provided by investing activities totaled $30,261 consisting of $14,518 in cash distributions from the Project Partnerships and $15,743 in net proceeds from the Sale of Project Partnerships (refer to the Exit Strategy section within this MD&A for more detailed discussion of these sales of Project Partnerships).

Series 11 - Gateway closed this Series on April 29, 1994 after receiving $5,127,000 from 330 Limited Partner investors.  Equity in Loss of Project Partnerships decreased from $47,868 for the six months ended September 30, 2011 to $8,941 for the six months ended September 30, 2012.  For the six months ended June 30, 2012 and 2011, the Project Partnerships generated a loss of $36,615 and $137,058 on Rental and other income of $619,679 and $829,816, respectively.  Gateway’s share of the Project Partnerships’ net loss for the six months ended June 30, 2012 and 2011 was $36,249 and $98,193, of which $27,308 and $50,325 were suspended, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  These Project Partnerships reported depreciation and amortization of $163,401 and $246,310 for the six months ended June 30, 2012 and 2011, respectively.  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At September 30, 2012, the Series had $365,989 of Cash and Cash Equivalents.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $65,712 for the six months ended September 30, 2012.  However, after considering the changes in operating assets and liabilities, net cash used in operating activities was $27,870.  Cash provided by investing activities totaled $797 consisting of cash distributions from the Project Partnerships.

Critical Accounting Estimates

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss.  No impairment expense was recognized during each of the six month periods ended September 30, 2012 or 2011.

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

As of September 30, 2012, Gateway holds a limited partner interest in 56 Project Partnerships which own and operate government assisted multi-family housing complexes.  Gateway at one time held investments in 133 Project Partnerships.  As of December 31, 2010, all of the Project Partnerships had reached the end of their Tax Credit compliance period.  As of September 30, 2012, 77 of the Project Partnerships have been sold (24 in Series 7, 30 in Series 8, 14 in Series 9, 5 in Series 10 and 4 in Series 11) and, in accordance with the Gateway partnership agreement, the entire net proceeds received from these sales either have been or will be distributed to the Limited Partners of the respective Series.  A summary of the sale transactions for the Project Partnerships disposed during the current fiscal year-to-date and the previous fiscal year are summarized below.

Fiscal Year 2013 Disposition Activity:

Series 7

Transaction			Net Proceeds	Gain on	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal	on Disposal
August 2012	Brookshollow Apartments L.P.	$719	$0.07	$719	$-
August 2012	Brookstone Apartments L.P.	95,725	9.21	95,725	-
September 2012	Washington Apartments L.P.	895	0.09	-	895
				$96,444	$895

The net proceeds per LP unit from the sales of Brookshollow Apartments L.P. and Brookstone Apartments L.P. are a component of the Distribution Payable on the Balance Sheet as of September 30, 2012.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 7 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

In accordance with GAAP, although the sale of Washington Apartments L.P. was consummated on or prior to September 30, 2012, the gain on the sale is being deferred on the Balance Sheet and not recognized on the Statement of Operations until the period that the sale proceeds are received.  Gateway recorded a receivable for the proceeds from this sale totaling $895 which is included in Receivable - Other on the Balance Sheet.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 7 Assignees in a subsequent period at such time that state withholding tax liabilities have been settled.  The deferred gain of $895 will be recognized on the Statement of Operations during the period in which the proceeds are received.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Series 8

Transaction			Net Proceeds	Gain on	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal	on Disposal
April 2012	Lovingston Ridge L.P.	$68,688	$6.88	$68,688	$-
June 2012	Deerpoint Limited	5,029	0.50	5,029	-
June 2012	Fox Ridge II Limited	29,845	2.99	29,845	-
July 2012	Aurora Seniors L.P.	20,416	2.05	20,416	-
July 2012	Baxter Springs Seniors L.P.	11,421	1.15	11,421	-
July 2012	Galena Seniors L.P.	17,024	1.71	17,024	-
July 2012	Purdy Apartments L.P.	12,734	1.28	12,734	-
August 2012	Brooks Lane Apartments L.P.	22,592	2.26	22,592	-
August 2012	Brooks Run Apartments L.P.	719	0.07	719	-
August 2012	Brooksfield Apartments L.P.	10,284	1.03	10,284	-
August 2012	Brookspoint Apartments L.P.	19,274	1.93	19,274	-
September 2012	Antlers Properties L.P.	26,574	2.66	26,574	-
September 2012	Antlers Properties II L.P.	65,006	6.51	65,006	-
September 2012	Concordia Senior Housing L.P.	65,006	6.51	65,006	-
September 2012	Holdenville Properties L.P.	65,006	6.51	65,006	-
September 2012	Kirksville Senior Apartments L.P.	65,006	6.51	65,006	-
September 2012	Lakeshore II Limited	28,642	2.87	-	28,642
September 2012	Meadow View Apartments L.P	3,140	0.32	-	3,141
September 2012	Meadowview Apartments Limited	78,836	7.90	78,836	-
September 2012	Mountainburg Properties L.P.	65,006	6.51	65,006	-
September 2012	Sheridan Apartments L.P	5,336	0.54	-	5,336
September 2012	Timber Ridge Apartments Limited	19,043	1.91	-	19,043
September 2012	Wetumka Properties L.P.	65,006	6.51	58,562	6,444
				$707,028	$62,606

The net proceeds per LP unit from the sales of Lovingston Ridge L.P., Deerpoint Limited, Fox Ridge II Limited, Aurora Seniors L.P., Baxter Springs Seniors L.P., Galena Seniors L.P., Purdy Apartments L.P., Brooks Lane Apartments L.P., Brooks Run Apartments L.P., Brooksfield Apartments L.P., Brookspoint L.P., Antlers Properties L.P., Antlers Properties II L.P., Concordia Senior Housing L.P., Holdenville Properties L.P., Kirksville Senior Apartments L.P., Meadowview Apartments Limited, Mountainburg Properties L.P and a portion of Wetumka Properties L.P. are a component of the Distribution Payable on the Balance Sheet as of September 30, 2012.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 8 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

In accordance with GAAP, although the sales of Lakeshore II Limited, Meadow View Apartments L.P., Sheridan Apartments L.P., Timber Ridge Apartments Limited and a portion of Wetumka Properties L.P. were consummated on or prior to September 30, 2012, the gain on the sale is being deferred on the Balance Sheet and not recognized on the Statement of Operations until the period that the sale proceeds are received.  Gateway recorded a receivable for the proceeds from this sale totaling $62,606 which is included in Receivable - Other on the Balance Sheet.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 8 Assignees in a subsequent period at such time that state withholding tax liabilities have been settled.  The deferred gain of $62,606 will be recognized on the Statement of Operations during the period in which the proceeds are received.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Series 9

Transaction			Net Proceeds	Gain on	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal	on Disposal
July 2012	Marionville Seniors L.P.	$15,680	$2.51	$15,680	$-
September 2012	Abernathy Properties L.P.	65,006	10.40	-	65,006
September 2012	Boxwood Place Properties L.P.	65,006	10.40	-	65,006
September 2012	Centreville Housing Limited	19,042	3.05	-	19,042
September 2012	Cornell Apartments II L.P.	11,853	1.90	-	11,853
September 2012	Elm Creek L.P.	6,875	1.10	-	6,875
September 2012	Jay Properties II L.P.	65,006	10.40	-	65,006
September 2012	Lamar Properties II L.P.	65,006	10.40	-	65,006
September 2012	Skyview Apartments L.P.	28,642	4.58	-	28,642
				$15,680	$326,436

The net proceeds per LP unit from the sale of Marionville Seniors L.P. is a component of the Distribution Payable on the Balance Sheet as of September 30, 2012.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 9 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

In accordance with GAAP, although the sales of Abernathy Properties L.P, Boxwood Place Properties L.P., Centreville Housing Limited, Cornell Apartments II L.P., Elm Creek L.P., Jay Properties II L.P., Lamar Properties II L.P. and Skyview Apartments L.P. were consummated on or prior to September 30, 2012, the gain on the sale is being deferred on the Balance Sheet and not recognized on the Statement of Operations until the period that the sale proceeds are received.  Gateway recorded a receivable for the proceeds from this sale totaling $326,436 which is included in Receivable - Other on the Balance Sheet.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 9 Assignees in a subsequent period at such time that state withholding tax liabilities have been settled.  The deferred gain of $326,436 will be recognized on the Statement of Operations during the period in which the proceeds are received.

Series 10

Transaction			Net Proceeds	Gain on	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per LP Unit	Disposal	on Disposal
	Gain deferred at March 31, 2012	$-	$-	$15,743	$-
September 2012	Stigler Properties L.P.	53,942	10.70	-	53,942
September 2012	Tecumseh Place L.P	2,234	0.44	-	2,234
				$15,743	$56,176

The Gain on Disposal from the sale of Courtyard Apartments Phase II was deferred as of March 31, 2012 and is a component of Gain on Sale of Project Partnerships for the three months ended September 30, 2012.  The net proceeds per LP unit from this sale is a component of the Distribution Payable on the Balance Sheet as of September 30, 2012.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 10 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

In accordance with GAAP, although the sales of Stigler Properties L.P. and Tecumseh Place L.P. were consummated on or prior to September 30, 2012, the gain on the sale is being deferred on the Balance Sheet and not recognized on the Statement of Operations until the period that the sale proceeds are received.  Gateway recorded a receivable for the proceeds from this sale totaling $56,176 which is included in Receivable - Other on the Balance Sheet.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 10 Assignees in a subsequent period at such time that state withholding tax liabilities have been settled.  The deferred gain of $56,176 will be recognized on the Statement of Operations during the period in which the proceeds are received.

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
				$56,718

The net proceeds per LP unit from the sale of Arbor Trace Apartments Phase I, Arbor Trace Apartments Phase II and Sycamore Landing are a component of the Distribution Payable on the Balance Sheet as of March 31, 2012.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 9 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

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
				$99,770

The net proceeds per LP unit from the sale of Parsons Village, Mountain Oak Apartments and Warsaw Manor Apartments are a component of the Distribution Payable on the Balance Sheet as of March 31, 2012.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 11 Limited Partners in a subsequent period at such time that state withholding tax liabilities have been settled.

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

Status Update on Unsold Project Partnerships:

The following summarizes the most recent status of the sale/disposal process for the Project Partnership investments held as of September 30, 2012:

Gateway has approved the sale to the general partner of the Project Partnership or a third party:

Series 8

Logan Heights, Ltd.

This approval is subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sale amount as approved by Gateway, should the transaction close without modification, the estimated net proceeds to Gateway from the sale of this Project Partnership is estimated to be a loss of $1,174 or ($0.12) per limited partnership unit.

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

Under the supervision and with the participation of the Managing General Partner’s management, including the Chief Executive Officer and Chief Financial Officer, Gateway has evaluated the effectiveness of its disclosure controls and procedures applicable to each of the Series as well as to the total partnership pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures applicable to each of the Series as well as to the total partnership are effective.  There were no changes in Gateway’s internal control over financial reporting during the six months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, Gateway’s internal control over financial reporting.

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

GATEWAY TAX CREDIT FUND III, LTD.
(A Florida Limited Partnership)
By: Raymond James Tax Credit Funds, Inc.
(the Managing General Partner)

Date: November 13, 2012	By:/s/ Ronald M. Diner
Ronald M. Diner
President

Date: November 13, 2012	By:/s/ Toni S. Matthews
Toni S. Matthews
Vice President and Chief Financial Officer